Form 10-Q
period 2009-03-31
Bridgepoint Education Inc
filed 2009-05-21
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-34272

BRIDGEPOINT EDUCATION, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	59-3551629 (I.R.S. Employer Identification No.)

13500 Evening Creek Drive North, Suite 600
San Diego, CA 92128
(Address, including zip code, of principal executive offices)

(858) 668-2586
(Registrant's telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The total number of shares of common stock outstanding as of May 18, 2009, was 53,139,723.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q
INDEX

Page
PART I—FINANCIAL INFORMATION	3
Item 1 Financial Statements	3
Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 (Unaudited)	3
Condensed Consolidated Statements of Income for the three months ended March 31, 2009 and 2008 (Unaudited)	4
Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity for the three months ended March 31, 2009 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (Unaudited)	6
Notes to the Unaudited Condensed Consolidated Financial Statements	7
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3 Quantitative and Qualitative Disclosures About Market Risk	33
Item 4 Controls and Procedures	34
PART II—OTHER INFORMATION	36
Item 1 Legal Proceedings	36
Item 1A Risk Factors	37
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 3 Defaults Upon Senior Securities	60
Item 4 Submission of Matters to a Vote of Security Holders	61
Item 5 Other Information	61
Item 6 Exhibits	62
SIGNATURES	64

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of March 31, 2009	As of December 31, 2008
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$79,125	$56,483
Restricted cash	691	666
Accounts receivable, net of allowance of $22,747 at March 31, 2009 and $18,246 at December 31, 2008	38,513	28,946
Inventories	301	288
Current portion of deferred income taxes	2,734	2,734
Prepaid expenses and other current assets	10,757	6,773

Total current assets	132,121	95,890
Property and equipment, net	34,701	27,715
Goodwill and intangibles	1,897	1,897
Deferred income taxes	2,434	2,366
Other long term assets	1,482	1,378

Total assets	$172,635	$129,246

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,851	$4,705
Accrued liabilities	18,864	16,543
Deferred revenue and student deposits	94,599	67,425
Current portion of leases payable	157	142
Current maturities of notes payable	74	74
Other liabilities	37	40

Total current liabilities	117,582	88,929
Leases payable, less current portion	250	308
Notes payable, less current maturities	140	160
Other long term liabilities	3,311	2,740
Rent liability	4,757	3,938

Total liabilities	126,040	96,075
Commitments and contingencies (see Note 11)	—	—
Redeemable convertible preferred stock: $0.01 par value: Authorized shares—19,850; Issued and outstanding shares—19,729 at March 31, 2009 and 19,778 at December 31, 2008	27,539	27,062
Stockholders' equity:
Common stock, $0.01 par value: Authorized shares—300,000; Issued and outstanding shares—4,141 at March 31, 2009 and 3,335 at December 31, 2008	41	33
Additional paid-in capital	11,296	1,703
Retained earnings	7,719	4,373

Total stockholders' equity	19,056	6,109

Total liabilities and redeemable convertible preferred stock and stockholders' equity	$172,635	$129,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)
Revenue	$84,275	$38,948
Costs and expenses:
Instructional costs and services	22,134	12,948
Marketing and promotional	29,106	15,063
General and administrative	25,882	7,210

Total costs and expenses	77,122	35,221

Operating income	7,153	3,727
Other income (expense), net	72	(54)

Income before income taxes	7,225	3,673
Income tax expense (benefit)	3,338	(309)

Net income	3,887	3,982
Accretion of preferred dividends	(541)	(501)

Net income available to common stockholders	$3,346	$3,481

Earnings per common share:
Basic	$0.07	$0.05

Diluted	$0.03	$0.03

Weighted average common shares outstanding used in computing earnings per common share:
Basic	3,498	3,335

Diluted	8,136	6,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and
Stockholders' Equity

(Unaudited)

(In thousands)

	Series A Convertible Preferred Stock
			Common Stock
					Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Par Value			Total
Balance at December 31, 2008	19,778	$27,062	3,335	$33	$1,703	$4,373	$6,109

Stock-based compensation	—	—	—	—	19	—	19
Accretion of preferred dividends	—	541	—	—	—	(541)	(541)
Preferred stock conversion	(49)	(64)	112	1	(1)	—	—
Exercise of warrants	—	—	56	1	62	—	63
Stockholder settlement	—	—	638	6	9,513	—	9,519
Net income	—	—	—	—	—	3,887	3,887

Balance at March 31, 2009	19,729	$27,539	4,141	$41	$11,296	$7,719	$19,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Operating activities
Net income	$3,887	$3,982
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	4,515	2,957
Depreciation and amortization	1,109	375
Deferred income taxes	(68)	(911)
Stock-based compensation	19	43
Stockholder settlement	10,577	—
Changes in operating assets and liabilities:
Accounts receivable	(14,082)	(5,675)
Inventories	(13)	(10)
Prepaid expenses and other assets	(713)	(1,176)
Other long term assets	(104)	538
Accounts payable and accrued liabilities	(1,382)	1,346
Deferred revenue and student deposits	27,174	9,436
Other liabilities	1,387	(69)

Net cash provided by operating activities	32,306	10,836

Investing activities
Capital expenditures	(7,223)	(1,019)
Restricted cash	(25)	(666)

Net cash used in investing activities	(7,248)	(1,685)

Financing activities
Proceeds from the issuance of common stock	63	—
Costs incurred in connection with IPO	(2,352)	—
Payments on conversion of preferred stock	(64)	—
Payments of capital lease obligations	(43)	(30)
Payments of notes payable	(20)	(91)

Net cash used in financing activities	(2,416)	(121)

Net increase in cash and cash equivalents	22,642	9,030
Cash and cash equivalents at beginning of period	56,483	7,351
Cash and cash equivalents at end of period	$79,125	$16,381

Supplemental disclosure of noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$872	$217

IPO costs included in accounts payable	$919	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business

        Bridgepoint Education, Inc. (together with its subsidiaries, the "Company"), incorporated in 1999, is a regionally accredited provider of postsecondary education services. Its wholly-owned subsidiaries, Ashford University and the University of the Rockies, offer associate's, bachelor's, master's and doctoral programs in the disciplines of business, education, psychology, social sciences and health sciences. The Company delivers programs online as well as at its traditional campuses located in Clinton, Iowa and Colorado Springs, Colorado.

        In March 2005, the Company acquired the assets of The Franciscan University of the Prairies and renamed it Ashford University. Founded in 1918 by the Sisters of St. Francis, a non-profit organization, The Franciscan University of the Prairies originally provided postsecondary education to individuals seeking to become teachers and later expanded to offer a broader portfolio of programs.

        In September 2007, the Company acquired the assets of the Colorado School of Professional Psychology and renamed it the University of the Rockies. Founded as a non-profit organization in 1998 by faculty from Chapman University, the school offers master's and doctoral programs primarily in psychology.

2. Summary of Significant Accounting Policies

  Principles of Consolidation

        The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all intercompany accounts and transactions.

  Unaudited Interim Financial Information

        The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Registration Statement on our Form S-1 (File No. 333-156408). In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company's condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008, the condensed consolidated statements of income and of cash flows for the three months ended March 31, 2009 and 2008, and of redeemable convertible preferred stock and stockholders' equity for the three months ended March 31, 2009.

        Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

  Use of Estimates

        The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements. Actual results could differ from those estimates.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Restricted Cash

        The Company had $0.7 million in restricted cash as of March 31, 2009 and December 31, 2008 primarily related to the letter of credit issued on behalf of the University of the Rockies.

  Stock-Based Compensation

        The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards ("SFAS") 123R, Share-Based Payment ("SFAS 123R"). SFAS 123R, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, replaces the Company's previous accounting for share-based awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The expense for all stock-based awards granted represents the grant-date fair value that was estimated, in accordance with the provisions of SFAS 123R. Compensation expense for options is recorded in the condensed consolidated statement of income, net of estimated forfeitures, using the graded vesting method over the requisite service period. Stock-based compensation expense totaled $19,000 and $43,000 for the three months ended March 31, 2009 and 2008, respectively.

  Comprehensive Income

        There are no comprehensive income items other than net income. Comprehensive income equals net income for all of the periods presented.

  Segment Information

        The Company operates in one reportable segment as a single educational delivery operation using a core infrastructure that serves the curriculum and educational delivery needs of both its ground and online students regardless of geography. The Company's chief operating decision maker, the CEO and President, manages its operations as a whole, and no expense or operating income information is evaluated by its chief operating decision maker on any component level.

  Reverse Stock Split

        On March 31, 2009, the Company's board of directors approved a 1-for-4.5 reverse stock split of the Company's common stock, par value $0.01 per share, which was effective as of that date. As a result of the reverse stock split, every 4.5 shares of the Company's common stock were combined into one share of common stock and any fractional shares created by the reverse stock split were rounded down to the nearest whole share. The Company did not reduce the number of shares of common stock it is authorized to issue or change the par value of the common stock. The reverse stock split affected all of the common stock and options and warrants to purchase common stock that were outstanding on the effective date of the reverse stock split. Common stock, additional paid-in capital, retained earnings and share and per share data for prior periods have been retroactively restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

  Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2. Summary of Significant Accounting Policies (Continued)

fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Pronouncements that Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13, which amends SFAS 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 until the first quarter of 2009 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis (at least annually). SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In April 2009, the FASB further issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP FAS 157-4"). FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company adopted SFAS 157 and related Staff Positions as applicable and such adoption did not have a material impact on its consolidated financial statements. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

        In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common stockholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The Company adopted FSP EITF 03-6-1 and such adoption did not have a material impact on its consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP FAS 115-2 and FAS 124-2"), which change existing guidance for determining whether an impairment is other-than-temporary to debt securities. This guidance also requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income. When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company does not believe the adoption of FSP FAS 115-2 or FAS 124-2 will have a material impact on its consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP FAS 107-1 and APB 28-1"). This staff position also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this staff position, a publicly-traded company is required to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity is required to

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2. Summary of Significant Accounting Policies (Continued)

disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted. The Company does not believe the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on its consolidated financial statements.

3. Earnings Per Common Share

        In accordance with SFAS No. 128, Computation of Earnings Per Share ("SFAS 128"), and Emerging Issues Task Force ("EITF") Issue 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period using the two-class method. Under the two-class method, net income is allocated between common shares and other participating securities based on their participating rights.

        Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common and potentially dilutive securities outstanding during the period if the effect is dilutive (the dilutive effects of options and warrants). The numerator of diluted earnings per share is calculated by starting with income allocated to common shares under the two-class method and adding back income attributable to preferred shares to the extent they are dilutive. Potential common shares consisted of incremental shares of common stock issuable upon the exercise of options and warrants and upon conversion of preferred stock.

        The following table sets forth the computation of the basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income	$3,887	$3,982
Accretion of preferred dividends	(541)	(501)

Net income available to common stockholders	$3,346	$3,481

Denominator:
Weighted average shares outstanding	3,498	3,335
Effect of dilutive options	3,356	2,415
Effect of dilutive warrants	1,282	626

Diluted weighted common shares outstanding	8,136	6,376

Basic earnings per common share	$0.07	$0.05

Diluted earnings per common share	$0.03	$0.03

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

3. Earnings Per Common Share (Continued)

        The computation of dilutive shares outstanding excludes the following securities:

(a)    Redeemable convertible preferred stock:

        The computation of dilutive shares outstanding excludes the equivalent common shares that would be related to both the accreted value and the optional conversion feature of the redeemable convertible preferred stock for the periods indicated as the effect of applying the two-class method was anti-dilutive.

	Three Months Ended March 31,
	2009	2008
Redeemable convertible preferred stock	46,599	60,446

(b)    Warrants:

        The computation of dilutive shares outstanding excludes warrants to purchase shares of common stock for the periods indicated as the exercise prices were greater than the average market price of our common stock and therefore the effect would be anti-dilutive.

	Three Months Ended March 31,
	2009	2008
Warrants	—	205

        The Company calculated earnings per common share using the two-class method under the guidelines of SFAS 128 to reflect the participation rights of each class and series of stock. Under SFAS 128, basic net income is computed for common stock outstanding during the period by dividing net income allocated to the participation rights of each class by the weighted average number of common shares outstanding during the period.

        The following presents the net income allocated to each class of common stock in the calculation of basic earnings per common share for the three-month periods ended March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008
Net income attributable to common stock	$3,346	$3,481
Net income allocated to redeemable convertible preferred stock	541	501

Net income	$3,887	$3,982

March 31, 2009:	Weighted Avg Shares	Income Allocation
Common stock	3,498	$234
Redeemable convertible preferred stock	46,599	3,112

Total		$3,346

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

3. Earnings Per Common Share (Continued)

March 31, 2008:	Weighted Avg Shares	Income Allocation
Common stock	3,335	$182
Redeemable convertible preferred stock	60,446	3,299

Total		$3,481

        The numerator of diluted earnings per share is computed by starting with the numerator of basic earnings per share and adding back income attributable to the participation rights of redeemable convertible preferred stock to the extent such shares are dilutive.

        The denominator of diluted earnings per share includes the incremental potential common shares issuable upon the following events to the extent their effect is dilutive:

  (i)
  Exercise of stock options and warrants;

  (ii)
  Optional conversion of all outstanding shares of Series A Convertible Preferred Stock with each share of Series A Convertible Preferred Stock being converted into 2.265380093 shares of Common Stock; and

  (iii)
  Issuance of shares of common stock at fair value in payment of the accreted value of the redeemable convertible preferred stock to the holders of Series A Convertible Preferred Stock.

        There was no difference between income allocated to the participation rights of the various classes in computing basic and diluted earnings per share as all potential common shares of redeemable convertible preferred stock were anti-dilutive.

4. Significant Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

        Prepaid expense and other current assets consist of the following (in thousands):

	As of March 31, 2009	As of December 31, 2008
Prepaid expenses	$5,582	$3,407
Prepaid licenses	2,574	1,798
Income tax receivable	1,118	1,118
Prepaid insurance	89	73
Other current assets	1,394	377

	$10,757	$6,773

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Significant Balance Sheet Accounts (Continued)

Property and Equipment, Net

        Property and equipment, net consist of the following (in thousands):

	As of March 31, 2009	As of December 31, 2008
Land	$327	$327
Buildings	6,284	6,109
Furniture, office equipment and software	23,497	17,420
Leasehold improvements	10,639	8,819
Vehicles	66	43

Total property and equipment	40,813	32,718
Less accumulated depreciation and amortization	(6,112)	(5,003)

Property and equipment, net	$34,701	$27,715

Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	As of March 31, 2009	As of December 31, 2008
Accrued salaries and wages	$6,163	$6,995
Accrued vacation	1,608	1,342
Income tax payable	1,483	—
Accrued expenses	9,610	8,206

	$18,864	$16,543

5. Notes Payable and Long-Term Debt

        In April 2004, the Company entered into a senior secured credit agreement ("Credit Agreement") with Comerica Bank ("Bank"). The Credit Agreement provides for a revolving credit facility ("Revolving Credit Facility") which includes a letter of credit sub-limit ("LC Sub-limit"). The Credit Agreement also provides for an equipment line of credit ("Equipment Line"), a term loan facility ("Term Loan"), and allows the Company to borrow subordinated debt from the Company's majority stockholder.

        In October 2008, the Credit Agreement was amended to (i) increase the maximum available borrowing capacity to $15.0 million, (ii) increase the maximum available borrowing capacity under the Revolving Credit Facility to $15.0 million, (iii) increase the LC Sub-limit to $14.2 million and (iv) extend the maturity date to October 31, 2009. In May 2009, the Credit Agreement was amended to increase the LC sub-limit to $15.0 million, retroactively to January 1, 2009.

        As of March 31, 2009, the Company had no borrowings outstanding under the Revolving Credit Facility. The Company used the availability under its Revolving Credit Facility to issue letters of credit aggregating $14.3 million as of March 31, 2009.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Notes Payable and Long-Term Debt (Continued)

        As of March 31, 2009, the Company had no borrowings outstanding under the Equipment Line and the Term Loan.

        As part of the Credit Agreement, the Company is subject to certain limitations, including limitations on its ability to incur additional debt, make certain investments or acquisitions and enter into certain merger and consolidation transactions, among other restrictions. The Credit Agreement also contains a material adverse change clause, and the Company is required to maintain compliance with minimum profitability and minimum liquidity ratios. As of March 31, 2009, the Company was in compliance with all financial covenants in its Credit Agreement.

        Under the Credit Agreement, the Company is required to maintain an amount equal to the aggregate face amount of all issued and outstanding letters of credit in compensating balances in deposit with the Bank, which amounted to $14.3 million at March 31, 2009. Because the compensating balance is not restricted as to withdrawal, it is not classified as restricted cash in the accompanying condensed consolidated balance sheets. If the cash amount maintained with the Bank drops below the aggregate amount of all issued and outstanding letters of credit, the difference would be treated as a borrowing under our Revolving Credit Facility with assessed interest.

        The Company has a letter of credit from a credit union in the amount of $0.7 million, which is secured by a cash deposit. This amount is included in the restricted cash balance at March 31, 2009.

        In connection with the acquisition of the Colorado School of Professional Psychology in 2007, the Company entered into a non-interest bearing note payable agreement. The outstanding balance as of March 31, 2009 was $214,000. The outstanding balance of the note is to be paid monthly in equal installments. At March 31, 2009 there is no material difference between the fair value and the carrying amount of the Company's note payable and long-term debt.

6. Redeemable Convertible Preferred Stock

        The Company's certificate of incorporation, which included the terms of the redeemable convertible preferred stock (Series A Convertible Preferred Stock), was amended on July 29, 2005. The discussion below reflects the terms of redeemable convertible preferred stock set forth in such amendment. All shares of redeemable convertible preferred stock were optionally converted into common stock immediately prior to the closing of the Company's initial public offering in April 2009.

        The redeemable convertible preferred stock ranked senior to all common stock and any other future class of junior preferred stock.

        The holders of redeemable convertible preferred stock were not entitled to any dividends except in the event that the Company declared, set aside or paid any dividend on the common stock (other than dividends payable solely in additional shares of common stock), in which case holders of the redeemable convertible preferred stock could participate in any such dividends on a per share as-converted basis.

        Such dividends were payable when and as declared by the Company's board of directors. No preferred stock dividends were declared during the three months ended March 31, 2009. See "Preferred Dividends" below for payments upon liquidation, dissolution or winding up of the Company and payments upon optional conversion.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

6. Redeemable Convertible Preferred Stock (Continued)

        Each issued and outstanding share of redeemable convertible preferred stock was entitled to the number of votes equal to the number of shares of common stock into which each such share of redeemable convertible preferred stock was convertible with respect to matters presented to the stockholders of the Company for their action or consideration.

Optional Conversion Feature

        Each share of redeemable convertible preferred stock was convertible, at the option of the holder, at any time into shares of common stock at a conversion rate of 2.265380093 shares of common stock per share. As of March 31, 2009 and December 31, 2008 there were 44,693,361 and 44,805,437 shares of common stock, respectively, that would be issued upon optional conversion of all outstanding shares of redeemable convertible preferred stock.

        Upon an optional conversion, the holder was entitled to receive shares of common stock as discussed above, in addition to the payments discussed below under "Payments upon optional conversion". The right of the holders of redeemable convertible preferred stock to elect to receive both shares of common stock and the accreted value under the optional conversion feature resulted in fair value in excess of the invested amount, which resulted in a beneficial conversion feature to such preferred stockholders. This beneficial conversion feature was recorded as a deemed dividend on the date of the issuance of the redeemable convertible preferred stock because there was no stated redemption date (maturity date) and the optional conversion feature was immediately exercisable. The beneficial conversion feature is recognized on the condensed consolidated balance sheet as an increase in additional paid-in capital to allocate a portion of the proceeds from the issuance to the beneficial conversion feature and a decrease to additional paid-in capital for the deemed dividend. This beneficial conversion feature was measured as the excess of the fair value of the common shares into which the preferred shares are convertible over the accounting conversion price as determined in accordance with EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The Company has not issued redeemable convertible preferred stock since 2005. As of March 31, 2009 and December 31, 2008, the Company had recorded $14.1 million of deemed dividends related to the beneficial conversion feature associated with redeemable convertible preferred stock issued prior to 2006.

Preferred Dividends

(a)    Payments upon liquidation, dissolution or winding up of the Company:

        Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of redeemable convertible preferred stock was entitled to receive an amount equal to the sum of (i) the "accreted value" (as defined below) of the shares of redeemable convertible preferred stock plus (ii) any dividends declared but unpaid on the shares of redeemable convertible preferred stock. The term "accreted value" meant an amount equal to the sum of (i) the "stated value" (as defined below) for a share of redeemable convertible preferred stock plus (ii) 8% per year of the stated value, compounding annually and commencing on the date of issuance of such share. The term "stated value" meant $1.00 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, stock distribution or combination with respect to the redeemable convertible preferred stock. The amount by which the accreted value exceeded the stated value for any share of redeemable convertible

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

6. Redeemable Convertible Preferred Stock (Continued)

preferred stock was referred to as the "accreted dividend" for such share. At the option of the holder, the accreted value could have been paid in cash or shares of common stock valued at current fair market value.

        With respect to the payment of amounts described in the preceding paragraph, each of the following events was deemed to be a "liquidation, dissolution or winding up" of the Company: (i) the consolidation with or into another corporation in which the stockholders of record of the Company owned less than 50% or the voting securities of the surviving corporation; (ii) the sale of substantially all the assets of the Company; (iii) the sale of securities of the Company representing more than 50% of the voting securities (other than a qualified public offering); and (iv) a sale to Warburg Pincus, the majority stockholder of the Company, or its successors or assigns.

(b)    Payments upon optional conversion:

        Upon an optional conversion of shares of redeemable convertible preferred stock, the holder of such shares was entitled to receive (in addition to the common stock acquirable upon conversion of such shares) an amount equal to (i) the accreted value of such shares plus (ii) any dividends declared but unpaid on such shares. At the option of the holder, the accreted value could have been paid in cash or shares of common stock valued at current fair market value.

        At March 31, 2009 and December 31, 2008, the amount of the accreted dividends was $7.8 million and $7.3 million, respectively. At March 31, 2009 and December 31, 2008, the accreted value (carrying value) of the redeemable convertible preferred stock was $27.5 million and $27.1 million, respectively.

Mandatory Conversion

        If not earlier converted pursuant to the optional conversion feature, each share of the redeemable convertible preferred stock would have automatically converted into shares of common stock at its then effective conversion rate (2.265380093 shares of common stock per share of redeemable convertible preferred stock at March 31, 2009 and December 31, 2008), upon the closing of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 in which the net proceeds to the Company were not less than $25.0 million and the shares of common stock were designated for trading on the New York Stock Exchange, the Nasdaq National Market or the American Stock Exchange, or at any time upon the vote to so convert of the holders of at least a majority of the redeemable convertible preferred stock.

Redemption

        If, after seven years of the initial issuance of the redeemable convertible preferred stock, the Company had not consummated a liquidity event or a qualified public offering and the optional conversion feature had not been exercised, the holders of a majority of the redeemable convertible preferred stock would have had the right to require the Company to redeem any or all of their redeemable convertible preferred stock at a price in cash equal to the accreted value, plus any declared, but unpaid dividends.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Stock-Based Compensation

        In March 2009, the Company adopted its 2009 Stock Incentive Plan ("2009 Plan") pursuant to which it may award stock options and other stock-based awards. The Compensation Committee of the board of directors of the Company determines eligibility, vesting schedules and exercise prices for options granted. Subject to certain adjustments in the event of a change in capitalization or similar transaction, the Company may initially issue a maximum of 5,000,000 shares of its common stock under the 2009 Plan. Unless terminated earlier, the 2009 Plan will terminate on March 3, 2019.

        All options granted in 2009 are pursuant to the 2009 Plan. See Note 12, "Subsequent Events—IPO Grants". There were no options granted during the three months ended March 31, 2009.

        The Company has recorded $19,000 and $43,000 of compensation expense related to stock options for the three months ended March 31, 2009 and 2008, respectively, in accordance with SFAS 123R.

        As of March 31, 2009, there was $45,000 of unrecognized compensation costs related to time vested options and there was $90,000 of unrecognized compensation costs related to performance vested options. As of March 31, 2009, there was $365,000 of unrecognized compensation costs related to the original vesting conditions of the exit vested options, which costs were not changed as a result of the additional vesting condition that was added pursuant to the modification of these options on March 29, 2009. See "Acceleration of Exit Options" below.

        Unearned stock-based compensation is being amortized over the vesting term using an accelerated graded method in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (An Interpretation of APB Opinions No. 15 and 25), ("FIN 28"). These costs are expected to be recognized over a weighted average period of 2.59 years at March 31, 2009.

        There were 8,827,585 options outstanding at March 31, 2009, of which 8,708,415 were vested and expected to vest. There were 4,853,110 options which were exercisable at March 31, 2009.

        No options were granted during the three-month period ended March 31, 2009 or during the year ended December 31, 2008. No options expired during the three month period ended March 31, 2009. No options were exercised during the three-month period ended March 31, 2009 or in the year ended December 31, 2008. During 2008 there were 6,667 time and performance vested options forfeited.

        The Company has reserved 14,862,965 and 9,862,965 shares of common stock for the exercise of existing stock options and stock options available for grant as of March 31, 2009 and December 31, 2008, respectively.

Acceleration of Exit Options

        On March 28, 2009, the Company's board of directors amended the exit options to add an additional vesting condition so that the number of shares underlying the options that would not have vested upon the closing of the Company's initial public offering, under the original terms of the options, would vest in full upon the closing of such offering. This additional vesting condition constituted a modification under SFAS 123R. Accordingly, to the extent the exit option vested under the original vesting conditions, the original grant date fair value will be recorded on the vesting date; and to the extent the exit option vested under the additional vesting condition, the modification date fair value would be recorded on the vesting date.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Stock-Based Compensation (Continued)

        The compensation expense that will be recorded for the exit options during the second quarter of 2009 is estimated to be $30.4 million in the aggregate ($0.1 million related to the portion of the exit options vesting under the original vesting conditions and $30.3 million related to the portion of the exit options vesting under the additional vesting condition), which is based upon the sale by Warburg Pincus of 20.8% of its ownership of the Company's common stock (as-converted) in the Company's initial public offering. This expense is calculated using the Black-Scholes model, including a fair value of common stock of $14.91, an exercise price of either $0.07 or $0.13 based on the related option tranche, an estimated life of three years, a zero dividend yield, volatility of 65% and a risk free interest rate of 1.28%. This compensation expense will be recorded as general and administrative expense, in accordance with where the related optionee's regular compensation is recorded.

8. Warrants

        From time to time, the Company has issued warrants to purchase common stock to various consultants, licensors and lenders. Each warrant represents the right to purchase one share of common stock. No warrants were issued during the three month period ended March 31, 2009.

        The following table summarizes information with respect to all warrants outstanding as of March 31, 2009 and December 31, 2008. During the three months ended March 31, 2009, there were 55,556 warrants exercised. As of March 31, 2009 and December 31, 2008, all outstanding warrants as of those dates were exercisable.

Exercise Price	March 31, 2009	December 31, 2008	Expiration Date
$1.125	683,263	738,819	2013-2015
$2.250	289,452	289,452	2013
$2.835	305,554	305,554	2013
$2.925	38,888	38,888	2013
$4.500	166,666	166,666	2013
$9.000	38,511	38,511	2013

9. Income Taxes

        The Company's current estimated annual effective income tax rate that has been applied to normal, recurring operations for the three months ended March 31, 2009 is 45.9%. The Company's effective income tax expense rate was 46.2% for the three months ended March 31, 2009. The effective tax rate for the three months ended March 31, 2009 differed from the Company's estimated annual effective tax rate due to the impact of discrete items on the Company's income before the provision for income taxes. These discrete items related to interest accrued on unrecognized tax benefits discussed below.

        On January 1, 2008, the Company adopted FASB Interpretation ("FIN") 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). As a result of the implementation of FIN 48, the Company had no material additions to reserves for uncertain tax positions. At March 31, 2009 and December 31, 2008, the Company had $3.3 million and $2.7 million of gross unrecognized tax benefits respectively, of which $0.9 million and $0.3 million, respectively would impact its effective income tax rate if recognized.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

9. Income Taxes (Continued)

        The Company expects an increase in the FIN 48 liability for unrecognized tax benefits in the next 12 months of approximately $1.9 million, the majority of which will affect its operating results. The Company is subject to U.S. federal income tax and multiple state jurisdictions. The 2003 through 2008 tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

        The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of March 31, 2009 and December 31, 2008 was $0.2 million and $0.2 million, respectively.

10. Regulatory

        The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act and the regulations promulgated thereunder by the U.S. Department of Education subject the Company to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the Higher Education Act.

        To participate in Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the U.S. Department of Education and certified as eligible by the U.S. Department of Education. The U.S. Department of Education will certify an institution to participate in Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the U.S. Department of Education's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the U.S. Department of Education on an ongoing basis. As of March 31, 2009 and December 31, 2008, management believes the Company is in compliance with the applicable regulations in all material respects.

        The Higher Education Act requires accrediting agencies to review many aspects of an institution's operations in order to ensure that the education offered is of sufficiently high quality to achieve satisfactory outcomes and that the institution is complying with accrediting standards. Failure to demonstrate compliance with accrediting standards may result in the imposition of probation, the requirements to provide periodic reports, the loss of accreditation or other penalties if deficiencies are not remediated.

        For each federal fiscal year, the U.S. Department of Education calculates a rate of student defaults for each educational institution which is known as a "cohort default rate." An institution may lose its eligibility to participate in some or all Title IV programs if, for each of the three most recent federal fiscal years, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the U.S. Department of Education. Ashford University's cohort default rates for the 2005 and 2006 federal fiscal years, the two most recent years for which information is available, were 4.1% and 4.1%, respectively. The cohort default rates for the University of the Rockies for the 2005 and 2006 federal fiscal years, the two most recent years for which information is available, were 0.0% and 0.0%, respectively.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

10. Regulatory (Continued)

        The August 2008 reauthorization of the Higher Education Act includes significant revisions to the requirements concerning cohort default rates. Under the revised law, the period for which students' defaults on their loans are included in the calculation of an institution's cohort default rate has been extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change will be effective with the calculation of institutions' cohort default rates for the federal fiscal year ending September 30, 2009, which rates are expected to be calculated and issued by the U.S. Department of Education in 2012. The U.S. Department of Education will not impose sanctions based on rates calculated under this new methodology until three consecutive years of rates have been calculated, which is expected to occur in 2014. Until that time, the U.S. Department of Education will continue to calculate rates under the old calculation method and impose sanctions based on those rates. The revised law also increases the threshold for ending an institution's participation in the relevant Title IV programs from 25% to 30%, effective in the federal fiscal year 2012. Ineligibility to participate in Title IV programs would have a material adverse effect on the Company's enrollments, revenue and results of operations.

        The U.S. Department of Education calculates the institution's composite score for financial responsibility based on its (i) equity ratio, which measures the institution's capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution's ability to operate at a profit. An institution that does not meet the U.S. Department of Education's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the U.S. Department of Education and possibly accepting other conditions on its participation in the Title IV programs.

        As of and for the year ended December 31, 2007, Ashford University did not meet the composite score standard prescribed by the U.S. Department of Education and was required to post a letter of credit in favor of the U.S. Department of Education equal to 10% of total Title IV funds received in 2007, to accept provisional certification to participate in Title IV programs and to conform to the requirements of the heightened cash monitoring level one method of payment. Under the heightened cash monitoring level one method of payment, the Company may not draw down Title IV funds until they are disbursed to students. Ashford University has posted the required letter of credit in the amount of $12.1 million, which will remain in effect through September 30, 2009.

        For the fiscal year ended July 31, 2007, the University of the Rockies did not meet the composite score standard prescribed by the U.S. Department of Education and was required to post a letter of credit in favor of the U.S. Department of Education equal to 30% of total Title IV funds received in the fiscal year ending July 31, 2007, to accept provisional certification to participate in Title IV programs and to conform to the regulations of heightened cash monitoring level one method of payment. The University of the Rockies has posted the required letter of credit in the amount of $0.7 million, which will remain in effect through June 30, 2009.

        Pursuant to a provision of the Higher Education Act, as reauthorized in August 2008, a for-profit institution loses its eligibility to participate in Title IV programs if the institution derives more than 90% of its revenue (calculated on a cash basis in accordance with applicable U.S. Department of Education regulations) from Title IV funds for two consecutive fiscal years, commencing with the institution's first fiscal year that ends after the new law's effective date of August 14, 2008. This rule is commonly referred to as the "90/10 rule." Any institution that violates the 90/10 rule becomes ineligible

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

10. Regulatory (Continued)

to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single year will be placed on provisional certification and may be subject to other enforcement measures. The Company is currently assessing what impact, if any, the U.S. Department of Education's revised formula and other changes in federal law will have on its 90/10 calculation.

        In 2007 and 2008, Ashford University derived 83.9% and 86.8%, respectively, and the University of the Rockies derived 61.9% and 80.8%, respectively, of their respective revenue (calculated on a cash basis in accordance with applicable U.S. Department of Education regulations) from Title IV funds. In connection with the change by the University of the Rockies to a December 31 fiscal year end date, the U.S. Department of Education required the University of the Rockies to calculate its compliance with the 90/10 rule for the fiscal year ending July 31, 2008 and for the 5-month period ending December 31, 2008, and those percentages were 74.3% and 80.8%, respectively.

        An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under U.S. Department of Education regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled on the institution's annual compliance audit can result in an institution having to post a letter of credit in an amount equal to 25% of its prior year Title IV returns. If unearned funds are not properly calculated and returned in a timely manner, an institution is also subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV programs.

        For the year ended December 31, 2007, Ashford University exceeded the 5% threshold for late refunds sampled due to human error. As a result, the Company is subject to the requirement to post a letter of credit in favor of the U.S. Department of Education equal to 25% of the total refunds in 2007. Ashford University notified the U.S. Department of Education of its intention to post this letter of credit, but was advised by the U.S. Department of Education that such posting was unnecessary because the Company had already posted a letter of credit due to its failure to meet the composite score standard, which letter of credit was in excess of the amount required for late refunds. Although the Company has taken steps to reduce late refunds, it cannot ensure that such steps will be sufficient to address this issue.

        Because the Company operates in a highly regulated industry, it, like other industry participants, may be subject from time to time to investigations, claims of noncompliance or lawsuits by governmental agencies or third parties, which allege statutory violations, regulatory infractions or common law causes of action. While there can be no assurance that regulatory agencies or third parties will not undertake investigations or make claims against the Company, or that such claims, if made, will not have a material adverse effect on the Company's business, results of operations or financial condition, management believes it has materially complied with all regulatory requirements.

11. Commitments and Contingencies

Settlement of Stockholder Dispute

        In February 2009, certain holders of common stock and warrants to purchase common stock asserted various claims against the Company, its directors and officers and Warburg Pincus. On

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11. Commitments and Contingencies (Continued)

March 29, 2009, the Company reached a settlement regarding these claims with 90% of the claimants. For the three months ended March 31, 2009, the Company recorded a total expense of $11.1 million related to the settlement, of which $10.6 million was a non-cash expense.

        As of March 31, 2009, the Company had notified the other holders of common stock as of July 27, 2005 and other holders of warrants to purchase shares of common stock as of July 27, 2005, the settlement terms and their ability to participate in the settlement, and the Company received signed settlement agreements from all such holders in April 2009. As of March 31, 2009, the Company was legally released from being a potential obligor to the 90% claimants. The settlement of the 90% claimants resulted in the issuance of 638,090 shares with a value of $9.5 million and a cash payment of $433,000 that was paid in April 2009. The Company had not settled the portion of the potential obligation associated with the remaining 10% of claimants as of March 31, 2009. Accordingly, that portion was recorded as a liability and was marked-to-market until the Company was legally released from being a potential obligor in April 2009. The associated liability at March 31, 2009 was $1.1 million.

        In the ordinary conduct of business, the Company is also subject to various lawsuits and claims covering a wide range of matters, including, but not limited to, claims involving students or graduates and routine employment matters. The Company does not believe that the outcome of any pending claims will have a material adverse impact on its consolidated financial position or results of operations or cash flows.

12. Subsequent Events

Initial Public Offering

        On April 20, 2009, the Company closed its initial public offering of 15.5 million shares of common stock at an offering price of $10.50 per share. The offering included 3.5 million shares offered by the Company and 12.0 million shares sold by certain selling stockholders. The net proceeds to the Company from this offering were $28.8 million, after deducting underwriting discounts and commissions and offering expenses. The Company used the proceeds from the offering primarily to fund the $27.7 million accreted value of the preferred dividends that was paid out upon the optional conversion of all outstanding shares of Series A Convertible Preferred Stock upon the closing of the initial public offering.

IPO Grants

        In March 2009, the Company's board of directors, with input from an independent compensation consultant, decided to award approximately 2.8 million stock options in connection with the Company's initial public offering (the "IPO grants"). These stock options were granted on April 14, 2009 under the 2009 Plan. The options were granted with a per share exercise price of $10.50, a price equal to the price at which shares were offered to be sold to the public in the offering. These options contain time-based vesting conditions. The total grant date fair value is estimated to be $14.1 million and will be recognized over a four year vesting period.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements

        This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources. These forward-looking statements may include, without limitation, statements regarding: proposed new programs; expectations that regulatory developments or other matters will not have a material adverse effect on our enrollments, financial position, results of operations and our liquidity; projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; management's goals and objectives and other similar matters that are not historical facts. Words such as "may," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions, as well as statements in the future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking.

        Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and management's good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. See "Risk Factors" in Part II, Item 1A of this report for a discussion of some of these risks and uncertainties. This discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

Overview

Background

        We are a regionally accredited provider of postsecondary education services. We offer associate's, bachelor's, master's and doctoral programs in the disciplines of business, education, psychology, social sciences and health sciences.

        We deliver programs online as well as at our traditional campuses located in Clinton, Iowa and Colorado Springs, Colorado. As of March 31, 2009, we offered over 982 courses and 45 degree programs, 34 minors and 101 specializations. We had 42,025 students enrolled in our institutions as of March 31, 2009, 98% of whom were attending classes exclusively online.

        In March 2005, we acquired the assets of The Franciscan University of the Prairies, located in Clinton, Iowa, and renamed it Ashford University. Founded in 1918 by the Sisters of St. Francis, a non-profit organization, The Franciscan University of the Prairies originally provided postsecondary education to individuals seeking to become teachers and later expanded to offer a broader portfolio of programs. At the time of the acquisition, the university had 332 students, 20 of whom were enrolled in the university's first online program, which launched in January 2005.

        In September 2007, we acquired the assets of the Colorado School of Professional Psychology, located in Colorado Springs, Colorado, and renamed it the University of the Rockies. Founded as a non-profit organization in 1998 by faculty from Chapman University, the school offers master's and doctoral programs primarily in psychology. At the time of the acquisition, the school had 75 students and did not offer any online courses or programs. In October 2008, through the University of the

Rockies, we launched one online master's program with two specializations, and our first online doctoral program.

Initial public offering

        On April 14, 2009, we completed our initial public offering of 15.5 million shares of common stock at an offering price of $10.50 per share. The offering included 3.5 million shares sold by us and 12.0 million shares sold by certain selling stockholders. The net proceeds to us from this offering were $28.8 million, after deducting underwriting discounts and commissions and offering expenses. We used the proceeds from the offering primarily to fund the $27.7 million accreted value of the preferred dividends that was paid out upon the optional conversion of all outstanding shares of Series A Convertible Preferred Stock upon the closing of the initial public offering. The balance of the proceeds have been used for general corporate purposes.

Material weaknesses

        In connection with the preparation of our consolidated financial statements included in the Registration Statement on Form S-1 (File No. 333-156408) we filed in connection with our initial public offering, we concluded there were matters that constituted material weaknesses in our internal control over financial reporting. See "Material Weaknesses" in Part I, Item 4 of this report for more information about these material weaknesses and the measures we are implementing to remediate them.

Critical Accounting Policies and Use of Estimates

        The discussion of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue, bad debts, long-lived assets, income taxes and stock-based compensation. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

        Critical accounting policies are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. The footnotes to the condensed consolidated financial statements also include disclosure of significant accounting policies. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting policies and estimates include those involved in the recognition of revenue, allowance for doubtful accounts, impairment of goodwill and intangible assets, provision for income taxes and accounting for stock based compensation. Those critical accounting policies and estimates that require the most significant judgment are discussed further below.

Revenue recognition

        We recognize revenue when earned in accordance with Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, and Emerging Issues Task Force ("EITF") 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

        The majority of our revenue comes from tuition revenue and is shown net of scholarships and expected refunds. Tuition revenue is recognized on a straight-line basis over the applicable period of instruction. Our online students generally enroll in a program that encompasses a series of five- to six-week courses that are taken consecutively over the length of a program. Students are billed on a course-by-course basis when first attending a class. Our traditional ground campus students enroll in a program that encompasses a series of 16-week courses. These students are billed at the beginning of each semester.

        Deferred revenue represents tuition, fees and other student payments and unpaid amounts due less amounts recognized as revenue. We recognize an account receivable and corresponding deferred revenue for the full amount of course tuition when a student first attends class. Payments that are received either directly from the student or from the student's source of funding that are in excess of amounts billed are recognized as student deposits.

        If a student withdraws from a program prior to certain dates, they are entitled to a refund of certain portions of their tuition, depending on the date they last attended a class. If an online student drops a class and the student's last date of attendance was in the first week of class, the student receives a full refund of the tuition for that class. If an online student drops a class and the last date of attendance was in the second week of the class, the student receives a refund of 50% of the tuition for that class. If an online student drops a class and the student's last date of attendance was after the second week of the class, the student is not entitled to a refund. We monitor student attendance in online courses through activity in the online program associated with that course. After two weeks have passed without attendance in a class by the student, the student is presumed to have dropped the course as of the last date of attendance, and the student's tuition is automatically refunded to the extent the student is entitled to a refund based on the schedule above. We estimate expected refunds based on historical refund rates by analogy to Statement of Financial Standards ("SFAS") No. 48, Revenue Recognition When Right of Return Exists, as permitted by SAB Topic 13, Revenue Recognition, and record a provision to reduce revenue to the amount that is not expected to be refunded. Refunds issued by us for services that have been provided in a prior period have not historically been material. Future changes in the rate of student withdrawals may result in a change to expected refunds and would be accounted for prospectively as a change in estimate.

        We also recognize revenue from technology fees that are one-time start up fees charged to each new undergraduate online student. Technology fee revenue is recognized ratably over the average expected term of a student. The average expected term of the student is estimated each quarter based upon historical student duration of attendance and qualitative factors as deemed necessary. A significant change in the composition of our student body could result in a change in the time period over which these technology fees are amortized.

Allowance for doubtful accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from students' inability to pay us for services performed, or for inability of students to repay excess funds received for stipends. Bad debt expense is recorded as a component of instructional costs and services. We calculate the allowance for doubtful accounts based on our historical collection experience and changes in the economic environment. We also consider other factors such as the age of the receivable, the type of receivable and the students' active or inactive enrollment status. Certain variables require management judgment and include inherent uncertainties such as the likelihood of future student attendance and students' ability to qualify for Title IV eligibility. Variations in these factors from our historical experience may impact future estimates of the collectibility of accounts receivable and may cause actual losses due to write-offs of uncollectible accounts to differ from past estimates.

Impairments of long-lived assets

        We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess potential impairment to our long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could cause us to assess potential impairment include significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends. An impairment loss is recorded when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and an expense to operating results.

        We use various assumptions in determining undiscounted cash flows expected to result from the use and eventual disposition of the asset, including assumptions regarding revenue growth rates, operating costs, certain capital additions, assumed discount rates, disposition or terminal value and other economic factors. These variables require management judgment and include inherent uncertainties such as continuing acceptance of our value proposition by prospective students, our ability to manage operating costs and the impact of changes in the economy on our business. A variation in the assumptions used could lead to a different conclusion regarding the realizability of an asset and, thus, could have a significant effect on our conclusions regarding whether an asset is impaired and the amount of impairment loss recorded in the consolidated financial statements.

Income taxes

        We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. Significant judgments are required in determining the consolidated provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax settlement is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite our belief that our tax return positions are supportable, we believe that it is more likely than not those positions may not be fully sustained upon review by tax authorities. We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters differs from our expectations, such differences will impact income tax expense in the period in which such determination is made.

        We adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2008, which prescribes a recognition threshold and measurement process for recording in our consolidated financial statements uncertain tax positions taken, or expected to be taken, in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The standard requires us to accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained.

        We are required to file income tax returns in the United States and in various state income tax jurisdictions. The preparation of these income tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by us. The income tax returns, however, are subject to audits by the various federal and state taxing authorities. As part of these reviews, the taxing authorities may disagree with respect to our tax positions. The ultimate resolution of these tax positions is often uncertain until the audit is complete and any disagreements are resolved. As required under FIN 48, we therefore record an amount for our estimate of the additional tax liability, including interest and penalties, for any uncertain tax positions taken or expected to be taken in an income tax return. We review and update the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits and expiration of statutes of limitations.

        The adoption of FIN 48 had no material effect on our consolidated financial statements and did not result in the recording of uncertain tax position liabilities. However, we subsequently increased our accrual for uncertain tax benefits in 2008 and 2009.

        In addition to estimates inherent in the recognition of current taxes payable, we estimate the likelihood that we will be able to recover our deferred tax assets each reporting period. Realization of our deferred tax assets is dependent upon future taxable income. To the extent we believe it is more-likely-than-not that some portion or all of our net deferred tax assets will not be realized, we establish a valuation allowance recorded against deferred tax assets. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. We released the entire valuation allowance on deferred tax assets as of December 31, 2008 based on our belief that it is more likely than not that our net deferred tax assets will be realized in future periods.

Stock-based compensation

        We grant options to purchase our common stock to certain employees and directors under our equity incentive plans. The benefits provided under these plans are share-based payments subject to the provisions of revised SFAS No. 123, Share-Based Payments ("SFAS 123R"). Effective January 1, 2006, we adopted the provisions of SFAS 123R. SFAS 123R, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, replaces our previous accounting for share-based awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recorded in our consolidated statement of income based upon their fair values.

        Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date fair value of the award and is expensed over the vesting period. We estimate the fair value of stock options awards on the grant date using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating our value per common share of stock, volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

        Our computation of expected term was calculated using the simplified method, as permitted by SAB No. 107, Share-Based Payment. The risk-free interest rate is based on the United States Treasury yield of those maturities that are consistent with the expected term of the stock option in effect on the grant date of the award. Dividend rates are based upon historical dividend trends and expected future dividends. As we have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future, a zero dividend rate is assumed in our calculation. Since our stock has historically not been publicly traded and we had no historical data on the volatility of our stock as of March 31, 2009, our expected volatility is estimated by analyzing the historical volatility of comparable public companies, which we refer to as guideline companies. In evaluating the comparability of the guideline companies, we consider factors such as industry, stage of life cycle, size and financial leverage.

        The amount of stock-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest. We estimate option forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The effect of changes of the estimates to the inputs to the Black-Scholes option pricing model, such as estimated life or volatility, would not have a material impact to our consolidated financial statements.

        Our board of directors estimated the fair value of the common stock underlying stock-based awards granted through March 31, 2009. The intent was for all options granted to be exercisable at a price per share not less than the per share fair market value of common stock on the date of grant. As a privately held company, our board of directors made a reasonable estimate of the then-current fair value of our common stock as of the date of each option grant. Our board of directors considered numerous objective and subjective factors in determining the fair value of our common stock at each option grant date, including the following: (i) the price of the Series A Convertible Preferred Stock we issued in arm's-length transactions and the rights, preferences and privileges of such stock relative to the common stock; (ii) our performance and the status of our business plan development and marketing efforts and (iii) our stage of development and business strategy.

        In determining the fair value of our common stock, we used a combination of the income approach and the market approach to estimate our total enterprise value at each valuation date. We then used that enterprise value to estimate the fair value of the common stock in the context of our capital structure as of each valuation date.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Pronouncements that Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13, which amends SFAS 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP FAS 157-2 Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 until the first quarter of 2009 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In April 2009, the FASB further issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We adopted SFAS 157 and related staff positions as applicable, and such adoption did not have a material impact on our consolidated financial statements. We do not expect the adoption of FSP FAS 157-4 to have a material impact on our consolidated financial statements.

        In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common stockholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. We adopted FSP EITF 03-6-1 and such adoption did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP FAS 115-2 and FAS 124-2), which changed existing guidance for determining whether an impairment is other-than-temporary to debt securities. This guidance also requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income. When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative- effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We do not believe the adoption of FSP FAS 115-2 or FAS 124-2 will have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP FAS 107-1 and APB 28-1"), which requires an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted. We do not believe the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our consolidated financial statements.

Results of Operations

        The following table sets forth the condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2009	2008
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	26.3	33.2
Marketing and promotional	34.5	38.7
General and administrative	30.7	18.5

Total costs and expenses	91.5	90.4

Operating income	8.5	9.6
Other income (expense), net	0.1	(0.2)

Income before income taxes	8.6	9.4
Income tax expense (benefit)	4.0	(0.8)

Net income	4.6%	10.2%

        We have experienced significant growth in enrollments, revenue and operating income as well as improvement in liquidity since our acquisition of Ashford University in March 2005. We continue to grow in response to the increasing demand in the market for higher education. We believe our enrollment and revenue growth is driven primarily by (i) our significant investment in enrollment advisors and online advertising which commenced immediately upon our acquisition of Ashford University and (ii) students' acceptance of our value proposition. Our significant growth in operating income is a result of leveraging our fixed costs with increased revenue.

        Through 2008 and the first quarter of 2009, we have seen enrollments and revenue continue to increase as general economic conditions have deteriorated. During 2008 and the first quarter of 2009, we did not see any unfavorable impact from the decline in general economic conditions on our liquidity, capital resources or results of operations. While we cannot guarantee that these trends will continue, we believe that the performance of our company, as well as the performance of other for-profit education providers generally, has been resilient in the current economic downturn due to (i) the continued availability of Title IV funds to finance student tuition payments, (ii) increased demand for postsecondary education resulting from a deteriorating labor market, (iii) lower advertising costs and (iv) decreased turnover in enrollment advisors and other personnel. To meet the challenges of the current economy, we plan to continue to invest significantly in enrollment advisors and online advertising, which actions we expect will result in our enrollments and operating income continuing to grow, though perhaps not at the same rate as in the past.

        We expect public company expenses, stock-based compensation, the acceleration of exit options and the settlement of a stockholder dispute to have a significant effect on the comparability of recent and future results of operations. In particular, our operating results have been and will be adversely impacted by the recording of expenses related to (i) the settlement of the stockholder dispute in the first quarter of 2009, an expense of $11.1 million (of which $10.6 million will be a non-cash expense) and (ii) the acceleration of exit options in the second quarter of 2009, an estimated non-cash expense of $30.4 million. We expect these expenses will result in an operating loss for the second quarter of 2009. See Note 7, "Stock Based Compensation—Acceleration of Exit Options," and Note 11, "Commitments and Contingencies—Settlement of Stockholder Dispute," to the condensed consolidated financial statements which are included in Part I, Item 1 of this report. We estimate that our incremental annual costs associated with being a publicly traded company will be between $2.5 million and $4.0 million.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

        Revenue.    Our revenue for the three months ended March 31, 2009 was $84.3 million, representing an increase of $45.4 million, or 116.4%, as compared to revenue of $38.9 million for the three months ended March 31, 2008. This increase was primarily due to enrollment growth of 115.4%. Enrollment growth is driven by various factors including the students' acceptance of our value proposition, the quality of lead generation efforts, the number of enrollment advisors and our ability to retain existing students. To a lesser extent, the growth is due to increases of 2% in the average tuition per student as a result of tuition price increases, partially offset by an increase in institutional scholarships of $4.8 million. Enrollment increased from 19,509 at March 31, 2008 to 42,025 at March 31, 2009.

        Instructional costs and services expenses.    Our instructional costs and services expenses for the three months ended March 31, 2009 were $22.1 million, representing an increase of $9.2 million, or 70.9%, as compared to instructional costs and services expenses of $12.9 million for the three months ended March 31, 2008. This increase was primarily due to an increase in educational support services and increases in instructional costs as a result of the increase in enrollments. Our instructional costs and services expenses as a percentage of revenue decreased by 6.9% to 26.3% for the three months ended March 31, 2009, as compared to 33.2% for the three months ended March 31, 2008. This decrease in 2009 was driven by improvements in our variable cost structure due to ongoing work on process improvements, including more efficient course scheduling and use of faculty. Bad debt as a percentage of revenue was 5.4% for the three months ended March 31, 2009 as compared to 7.6% for the three months ended March 31, 2008, primarily due to the procedural improvements in the processing of receivables.

        Marketing and promotional expenses.    Our marketing and promotional expenses for the three months ended March 31, 2009 were $29.1 million, representing an increase of $14.0 million, or 93.2%, as compared to marketing and promotional expenses of $15.1 million for the three months ended March 31, 2008. This increase was driven by greater spending in targeted marketing and online media and an increase in recruitment and marketing staffing. Our marketing and promotional expenses as a percentage of revenue decreased by 4.2% to 34.5% for the three months ended March 31, 2009, from 38.7% for the three months ended March 31, 2008, primarily due to improvements in our variable cost structure as they relate to advertising.

        General and administrative expenses.    Our general and administrative expenses for the three months ended March 31, 2009 were $25.9 million, representing an increase of $18.7 million, or 259.0%, as compared to general and administrative expenses of $7.2 million for the three months ended March 31, 2008. This increase was primarily attributable to a charge of $11.1 million relating to the stockholder settlement as well as to increased wages of $3.2 million, increased rent of $2.4 million, increased legal and accounting expenses of $1.6 million and other costs of $0.4 million. Our general and administrative expenses as a percentage of revenue increased by 12.2% to 30.7% for the three months ended March 31, 2009, from 18.5% for the three months ended March 31, 2008, primarily due to the increased costs noted above.

        Other income (expense), net.    Other income was $72,000 for the three months ended March 31, 2009, as compared to other expense of $54,000 for the three months ended March 31, 2008, representing a change of $126,000 since the prior period. The increase was principally due to increased levels of interest income on higher average cash balances during the first three months of 2009.

        Income tax expense (benefit).    We recognized tax expense for the three months ended March 31, 2009 of $3.3 million, and recorded a tax benefit of $309,000 for the three months ended March 31,

2008, at effective tax rates of 46.2% and (8.4%), respectively. The increase in our effective tax rate in 2009 as compared to 2008 was primarily due to increased income in 2009 and the release of the valuation allowance in 2008.

        Net income.    Net income was $3.9 million for the three months ended March 31, 2009, compared to net income of $4.0 million for the three months ended March 31, 2008, a decrease of $0.1 million, as a result of the factors discussed above.

Liquidity and Capital Resources

        We financed our operating activities and capital expenditures during the three months ended March 31, 2009 and 2008 primarily through cash provided by operating activities. Our cash and cash equivalents were $79.1 million at March 31, 2009 and $16.4 million at March 31, 2008. Our restricted cash was $0.7 million at March 31, 2009 and 2008.

Credit Agreement

        We have a credit agreement ("Credit Agreement") with Comerica Bank that provides for a maximum amount of borrowing under a revolving credit facility of $15.0 million, with a letter of credit sub-limit of $14.2 million. The Credit Agreement also provides for an equipment line of credit not to exceed $0.2 million.

        Under the Credit Agreement, we are subject to certain limitations including restrictions on our ability to incur additional debt, make certain investments or acquisitions and enter into certain merger and consolidation transactions, among other restrictions. The Credit Agreement also contains a material adverse change clause, and we are required to maintain compliance with a minimum tangible net worth financial covenant. As of March 31, 2009 and 2008, we were in compliance with all financial covenants in our Credit Agreement. If we fail to comply with any of the covenants or experience a material adverse change, the lenders could elect to prevent us from borrowing or issuing letters of credit and declare the indebtedness to be immediately due and payable.

Title IV Funding

        A significant portion of our revenue is derived from tuition funded by Title IV programs. As such, the timing of disbursements under Title IV programs is based on federal regulations and our ability to successfully and timely arrange financial aid for our students. Title IV funds are generally provided in multiple disbursements before we earn a significant portion of tuition and fees and incur related expenses over the period of instruction. Students must apply for new loans and grants each academic year. These factors, together with the timing of our students beginning their programs, affect our operating cash flow.

        Based on the financial statements for the fiscal year ended December 31, 2007, Ashford University and the University of the Rockies did not satisfy the composite score requirement of the financial responsibility test which institutions must satisfy in order to participate in Title IV programs. As a result, (i) Ashford University posted a letter of credit in favor of the U.S. Department of Education in the amount of $12.1 million, remaining in effect through September 30, 2009, and (ii) the University of the Rockies posted a letter of credit in favor of the U.S. Department of Education in the amount of $0.7 million, remaining in effect through June 30, 2009. Additionally, we have posted an aggregate of $2.1 million in letters of credit related to our leased facilities and vehicles. The letters of credit related to Ashford University and to our leased facilities are issued under our Credit Agreement. The letter of credit on behalf of the University of the Rockies is from another financial institution and is secured by a cash deposit of $0.7 million. Although we expect our institutions to satisfy the composite score requirement of the financial responsibility test under Title IV for the year ending December 31, 2008, and as a result would not be required to replace the outstanding letters of credit upon expiration, we expect to have sufficient cash on hand and availability of credit to replace or increase those letters of credit if necessary.

        Based on our current level of operations and anticipated growth in enrollments, we believe that our cash flow from operations, existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.

  Operating Activities

        Net cash provided by operating activities was $32.3 million and $10.8 million for the three months ended March 31, 2009 and 2008, respectively. The increase from 2008 to 2009 was primarily due to an increase in net income (excluding the non-cash charge related to the stockholder settlement) and a $27.2 million increase in deferred revenue related to our overall growth and timing of receivables. We expect to continue to generate cash from our operations.

  Investing Activities

        Our cash used in investing activities is primarily related to the purchase of property and equipment. Net cash used in investing activities was $7.2 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively. Capital expenditures were $7.2 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively. The increase in 2009 from 2008 is primarily related to the purchase of property and equipment and leasehold improvements relating to a facility for which we began rental payments in the first quarter of 2009. We will continue to invest in computer equipment and office furniture and fixtures to support our increasing employee headcounts. We expect capital expenditures to decrease as a percentage of revenue.

  Financing Activities

        Net cash used in financing activities was $2.4 million for the three months ended March 31, 2009, and $121,000 for the three months ended March 31, 2008. During the three months ended March 31, 2009, net cash used in financing activities was primarily due to costs incurred in connection with our initial public offering as well as payments on capital leases and repayments of borrowing. We expect to continue to utilize commercial financing, lines of credit and term debt for the purpose of expansion of our online business infrastructure and to expand and improve our ground campuses in Clinton, Iowa and Colorado Springs, Colorado.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk

        We have no derivative financial instruments or derivative commodity instruments.

Interest rate risk

        All of our capital lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates. However, to the extent we borrow funds under the Credit Agreement, we would be subject to fluctuations in interest rates.

        We manage interest rate risk by investing excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates. At March 31, 2009, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Item 4.    Controls and Procedures

Material weaknesses

        In connection with the preparation of our consolidated financial statements included in the Registration Statement on Form S-1 (File No. 333-156408) we filed in connection with our initial public offering, we concluded that there were matters that constituted material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions.

        In particular, we concluded that we did not have: (i) a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of GAAP, performance of supervisory review and analysis and application of sufficient analysis on significant contracts, judgments and estimates; or (ii) effective controls over the selection, application and monitoring of accounting policies related to redeemable convertible preferred stock, earnings per share, leasing transactions and stock based compensation to ensure that such transactions were accounted for in conformity with GAAP.

        We are committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting. Our Chief Financial Officer is responsible for implementing changes and improvements in our internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses. We have continued to implement a number of significant changes and improvements in our internal control over financial reporting during the first quarter of 2009, specifically:

  •
  hiring key personnel, including a director of financial planning, manager of financial reporting, manager of internal audit, as well as certain consultants, in each case with experience managing and working in the corporate accounting department of a publicly traded company;

  •
  making process changes in the financial reporting area, including additional oversight and review; and

  •
  conducting training of our accounting staff for purposes of enabling them to recognize and properly account for transactions of the type described above.

        Management plans to hire additional key personnel in the accounting and finance function, implement further process changes and conduct further training during 2009. We cannot assure you that the measures we have taken to date and plan to take will remediate the material weaknesses we have identified.

Evaluation of disclosure controls and procedures

        We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the end of the period covered by this report because of the material weaknesses discussed above under "Material weaknesses."

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

        Other than the changes in internal control of financial reporting discussed above under "Material weaknesses," there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        In February 2009, certain holders of common stock and warrants to purchase common stock asserted various claims against us, our officers and directors and Warburg Pincus based primarily on allegations of breach of fiduciary duty and violations of corporate governance requirements involving amendments to the certificate of incorporation made in connection with financings in 2005 and by certain stock options granted by us to our employees.

        On March 29, 2009, we reached a settlement with the claimants regarding these claims. For the three months ended March 31, 2009, we recorded a total expense of $11.1 million related to the settlement, of which $10.6 million was non-cash.

        The settlement did not constitute an admission of guilt or liability on our part or on the part of Warburg Pincus or any of our officers or directors. In exchange for a general release of claims against us, our directors and officers and Warburg Pincus, we and Warburg Pincus signed settlement agreements with the claimants pursuant to which we agreed:

  •
  to issue an aggregate of 710,097 shares of common stock to the holders of common stock as of July 27, 2005, of which the claimants held approximately 90%;

  •
  to make a cash payment to holders of warrants to purchase common stock as of July 27, 2005 (other than holders who have been our employees, or related to our employees) in an amount equal to $0.63 per share of common stock underlying each such warrant, resulting in a total cash payment of $433,000, of which the claimants would receive approximately 59%;

  •
  to amend the Amended and Restated Registration Rights Agreement dated January 9, 2009 (Registration Rights Agreement), among the Company, Warburg Pincus and certain other security holders, to provide that the shares of common stock to be sold in our initial public offering would be allocated (i) first, to us, (ii) second, to members of our management team (in an amount not to exceed 10% of each member's vested holdings as of April 30, 2009, assuming the vesting in full of all exit options held by such members as of that date), (iii) third, to all holders of common stock and warrants that are parties to the Registration Rights Agreement except Warburg Pincus (in an amount not to exceed 50% of the "Registrable Securities" held by such holders) and (iv) fourth, to Warburg Pincus; and

  •
  to pay the reasonable fees and expenses of counsel to the security holders, not to exceed $50,000.

        As of March 31, 2009, we had notified the other holders of common stock as of July 27, 2005 and other holders of warrants to purchase shares of common stock as of July 27, 2005, regarding these claims, the settlement terms and their ability to participate in the settlement, and we received signed settlement agreements from all such holders in April 2009.

        In the ordinary conduct of business, we are also subject to various lawsuits and claims covering a wide range of matters, including, but not limited to, claims involving students or graduates and routine employment matters. We do not believe that the outcome of any pending claims will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Item 1A.    Risk Factors

        Investing in our common stock involves risk. Before making an investment decision, you should carefully consider the following risks, as well as the other information contained in this report, including our condensed consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The risks described below are those which we believe are the material risks we face. Any of the risks described below could significantly and adversely affect our business, prospects, financial condition and results of operations. Additional risks and uncertainties not presently known to us or not believed by us to be material could also impact us.

Risks Related to the Extensive Regulation of Our Business

If our institutions fail to comply with extensive regulatory requirements, we could face monetary liabilities or penalties, restrictions on our operations or growth or loss of access to federal loans and grants for our students on which we are substantially dependent.

        In 2007 and 2008, Ashford University derived 83.9% and 86.8%, respectively, and the University of the Rockies derived 61.9% and 80.8%, respectively, of their respective revenues (in each case calculated on a cash basis in accordance with applicable U.S. Department of Education regulations) from federal student financial aid programs, referred to as Title IV programs, administered by the U.S. Department of Education. To participate in Title IV programs, a school must be legally authorized to operate in the state in which it is physically located, accredited by an accrediting agency recognized by the Secretary of the U.S. Department of Education as a reliable indicator of educational quality and certified as an eligible institution by the U.S. Department of Education. As a result, we are subject to extensive regulation by state education agencies, our accrediting agency and the U.S. Department of Education. These regulatory requirements cover many aspects of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements can also affect our ability to acquire or open additional schools, to add new or expand existing educational programs, to change our corporate structure or ownership and to make other substantive changes. The state education agencies, our accrediting agency and the U.S. Department of Education periodically revise their requirements and modify their interpretations of existing requirements.

        If one of our institutions fails to comply with any of these regulatory requirements, the U.S. Department of Education can impose sanctions including:

  •
  transferring the institution to the heightened cash monitoring level two method of payment or to the reimbursement method of payment, which would adversely affect the timing of the institution's receipt of Title IV funds;

  •
  requiring the institution to post a letter of credit in favor of the U.S. Department of Education as a condition for continued Title IV certification;

  •
  imposing monetary liability against the institution in an amount equal to any funds determined to have been improperly disbursed;

  •
  initiating proceedings to impose a fine or to limit, suspend or terminate the institution's participation in Title IV programs;

  •
  taking emergency action to suspend the institution's participation in Title IV programs without prior notice or a prior opportunity for a hearing;

  •
  failing to grant the institution's application for renewal of its certification to participate in Title IV programs; or

  •
  referring a matter for possible civil or criminal investigation.

        In addition, the agencies that guarantee Title IV private lender loans for our students could initiate proceedings to limit, suspend or terminate our ability to obtain guarantees of our students' loans through that agency. If sanctions were imposed resulting in a substantial curtailment or termination of our participation in Title IV programs, our enrollments, revenues and results of operations would be materially adversely affected. Additionally, if administrative proceedings were initiated alleging regulatory violations, or seeking to impose any such sanctions, or if a third party were to initiate judicial proceedings alleging such violations, the mere existence of such proceedings could damage our reputation. We cannot predict with certainty how all of these regulatory requirements will be applied or whether we will be able to comply with all of the requirements. We have described some of the most significant regulatory risks that apply to us in the following paragraphs.

        Because we operate in a highly regulated industry, we are also subject to compliance reviews and claims of non-compliance and lawsuits by government agencies, regulatory agencies and third parties, including claims brought by third parties on behalf of the federal government under the federal False Claims Act. If the results of these reviews or proceedings are unfavorable to us or if we are unable to defend successfully against such lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations, loss of Title IV funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. Claims and lawsuits brought against us may damage our reputation or adversely affect our stock price, even if such claims and lawsuits are eventually determined to be without merit.

We must periodically seek recertification to participate in Title IV programs and may, in certain circumstances, be subject to review by the U.S. Department of Education prior to seeking recertification.

        An institution that is certified to participate in Title IV programs must periodically seek recertification from the U.S. Department of Education to continue participating in such programs, including when it undergoes a change of control as defined by the U.S. Department of Education. Our current provisional certification for Ashford University is scheduled to expire on June 30, 2011. Our current provisional certification for the University of the Rockies is scheduled to expire on September 30, 2010. The U.S. Department of Education may also review our schools' continued certification to participate in Title IV programs if we undergo a change of control. In addition, the U.S. Department of Education may take emergency action to suspend an institution's certification without advance notice if it determines the institution is violating Title IV requirements and determines that immediate action is necessary to prevent misuse of Title IV funds. If the U.S. Department of Education did not renew or if it withdrew our schools' certifications to participate in Title IV programs, our students would no longer be able to receive Title IV funds, which would have a material adverse effect on our enrollment, revenues and results of operations.

Congress may change the eligibility standards or reduce funding for Title IV programs.

        The Higher Education Act, which is the federal law that governs Title IV programs, must be periodically reauthorized by Congress, typically every five to six years. The Higher Education Act was most recently reauthorized in August 2008, continuing Title IV programs through at least September 30, 2014. In addition, Congress must determine funding levels for Title IV programs on an annual basis and can change the laws governing Title IV programs at any time. Political and budgetary concerns significantly affect Title IV programs. Because a significant percentage of our revenue is derived from Title IV programs, any action by Congress that significantly reduces Title IV program funding, or reduces our ability or the ability of our students to participate in Title IV programs, would have a material adverse effect on our enrollment, revenues and results of operations. Congressional action could also require us to modify our practices in ways that could increase our administrative and regulatory costs.

Our failure to maintain institutional accreditation would result in a loss of eligibility to participate in Title IV programs.

        An institution must be accredited by an accrediting agency recognized by the U.S. Department of Education in order to participate in Title IV programs. Each of our schools is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools, which is recognized by the U.S. Department of Education as a reliable authority regarding the quality of education and training provided by the institutions it accredits. Ashford University was reaccredited by the Higher Learning Commission in 2006 for a term of ten years, and the University of the Rockies was reaccredited by the Higher Learning Commission in 2008 for a term of seven years. The Higher Learning Commission has scheduled a visit for Ashford University for the 2009-10 academic year to focus on (a) institutional finances, (b) effectiveness and outcomes of current experiential learning formats and transfer credit, and (c) the impact on the Clinton campus of campus-based programs offered online. The Higher Learning Commission has scheduled Ashford University for a comprehensive evaluation during the 2016-17 academic year in connection with the next regularly scheduled accreditation renewal process. The Higher Learning Commission has scheduled the University of the Rockies for a comprehensive evaluation during the 2015-16 academic year in connection with the next regularly scheduled accreditation renewal process. In addition, in connection with (i) the Higher Learning Commission's determination that our initial public offering constituted a change of control under its standards and (ii) the approval of the change requests submitted by Ashford University and the University of the Rockies to proceed with the initial public offering, the Higher Learning Commission has scheduled an on-site focused visit to each of Ashford University and the University of the Rockies, to occur within six months following the initial public offering, to verify that the respective institutions continue to meet the Higher Learning Commission's requirements. The Higher Learning Commission has postponed consideration of a request by the University of the Rockies for approval of three new graduate programs until completion of the on-site visit and formal acceptance of the visiting team's recommendations by the Higher Learning Commission. To remain accredited, our institutions must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. If either of our institutions fails to satisfy any of the Higher Learning Commission's standards, it could lose its accreditation. Loss of accreditation would denigrate the value of our institutions' educational programs and would cause them to lose their eligibility to participate in Title IV programs, which would have a material adverse effect on our enrollments, revenues and results of operations.

If one of our schools does not maintain necessary state authorization, it may not operate or participate in Title IV programs.

        To participate in Title IV programs, a school must be authorized by the relevant education agency of the state in which it is physically located.

  •
  Ashford University is located in the State of Iowa and is exempt from having to register as a postsecondary school in the State of Iowa. Such exemption may be lost or withdrawn if Ashford University fails to comply with requirements under Iowa law for continued exemption.

  •
  The University of the Rockies is located in the State of Colorado and is authorized by the Colorado Commission on Higher Education. Such authorization may be lost or withdrawn if the University of the Rockies fails to submit renewal applications and other required submissions to the state in a timely manner or if the University of the Rockies fails to comply with requirements under Colorado statutes and rules for continued authorization.

Loss of state authorization by one of our schools in the state in which it is physically located would terminate our ability to provide educational services through such school, as well as make such school ineligible to participate in Title IV programs, which would have a material adverse effect on our enrollments, revenues and results of operations.

The U.S. Department of Education's Office of Inspector General has commenced a compliance audit of Ashford University which is ongoing, and which could result in repayment of Title IV funds, interest, fines, penalties, remedial action, damage to our reputation in the industry or a limitation on, or a termination of, our participation in Title IV programs.

        The U.S. Department of Education's Office of Inspector General (OIG) is responsible for promoting the effectiveness and integrity of the U.S. Department of Education's programs and operations. With respect to educational institutions that participate in Title IV programs, the OIG conducts its work primarily through an audit services division and an investigations division. The audit services division typically conducts general audits of schools to assess their administration of federal funds in accordance with applicable rules and regulations. The investigation services division typically conducts focused investigations of particular allegations of fraud, abuse or other wrongdoing against schools by third parties, such as a lawsuit filed under seal pursuant to the federal False Claims Act.

        The OIG audit services division is conducting a compliance audit of Ashford University which commenced in May 2008. The period under audit is March 10, 2005 through June 30, 2009, which is the end of the current Title IV award year of July 1, 2008 through June 30, 2009. The scope of the audit covers Ashford University's administration of Title IV program funds, including compliance with regulations governing institutional and student eligibility, award and disbursement of Title IV program funds, verification of awards, returns of unearned funds and compensation of financial aid and recruiting personnel. Based on our conversations with the OIG, we believe that the OIG will complete its field work and issue a draft audit report sometime in the first half of 2009, to which we will have an opportunity to respond. We expect that the OIG will not issue a final audit report until several months thereafter. The final audit report would include any findings and any recommendations to the U.S. Department of Education's Federal Student Aid office based on those findings. If the OIG identifies findings of noncompliance in its final report, the OIG could recommend remedial actions to the office of Federal Student Aid, which would determine what action to take, if any. Such action could include requiring Ashford University to refund federal student aid funds or modify its Title IV administration procedures, imposing fines, limiting, suspending or terminating its Title IV participation or taking other remedial action. Because of the ongoing nature of the OIG audit, we cannot predict with certainty the ultimate extent of the draft or final audit findings or recommendations or the potential liability or remedial actions that might result. See "Risk Factors—Risks Related to the Extensive Regulation of Our Business—If our schools fail to comply with extensive regulatory requirements, we could face monetary liabilities or penalties, restrictions on our operations or growth or loss of access to federal loans and grants for our students on which we are substantially dependent."

The failure of our schools to demonstrate financial responsibility may result in a loss of eligibility to participate in Title IV programs or require the posting of a letter of credit in order to maintain eligibility to participate in Title IV programs.

        To participate in Title IV programs, an eligible institution must, among other things, satisfy specific measures of financial responsibility prescribed by the U.S. Department of Education or post a letter of credit in favor of the U.S. Department of Education and possibly accept other conditions to the institution's participation in Title IV programs. The measures of financial responsibility include a minimum composite score of 1.5. The composite score is derived from the institution's or its parent's audited, fiscal-year-end financial statements and is calculated annually by the U.S. Department of Education for each participating institution. If such composite score does not meet or exceed 1.5, the

U.S. Department of Education may require the institution to post a letter of credit in favor of the U.S. Department of Education and possibly accept other conditions on its participation in Title IV programs.

        For the year ended December 31, 2007, our composite score of 0.6 did not meet the 1.5 standard prescribed by the U.S. Department of Education and Ashford University was required (i) to post a letter of credit in favor of the U.S. Department of Education equal to 10% of total Title IV funds received in 2007, (ii) to accept provisional certification to participate in Title IV programs and (iii) to conform to the regulations of heightened cash monitoring level one method of payment. Under the heightened cash monitoring level one method of payment, Ashford University may not draw down Title IV funds until the day it disburses them to its students. Ashford University has posted the required letter of credit in the amount of $12.1 million, which will remain in effect through September 30, 2009.

        For the fiscal year ended July 31, 2006, the University of the Rockies did not meet the composite score standard prescribed by the U.S. Department of Education and was required (i) to post a letter of credit in favor of the U.S. Department of Education equal to 30% of total Title IV funds received in the fiscal year ending July 31, 2007, (ii) to accept provisional certification to participate in Title IV programs and (iii) to conform to the regulations of heightened cash monitoring level one method of payment. The University of the Rockies did not meet the composite score standard for the fiscal year ended July 31, 2007, and its current program participation agreement with the U.S. Department of Education requires it to maintain a letter of credit in the amount of $0.7 million which was posted and will remain in effect through June 30, 2009.

        Based on our calculations, for which we have not yet received confirmation by the U.S. Department of Education, we expect our composite score on a consolidated basis to be approximately 1.6 for the year ended December 31, 2008. We intend to request that the U.S. Department of Education measure the financial responsibility of the University of the Rockies based on our consolidated composite score, rather than the U.S. Department of Education's current practice of relying on the institution's standalone composite score, and the U.S. Department of Education has already permitted the institution to change its fiscal year end date to December 31. Based on our calculations, for which we have not yet received confirmation by the U.S. Department of Education, we expect the composite score for the University of the Rockies on a standalone basis for the year ended December 31, 2008 to be approximately 1.7. We believe that these composite scores would support the release of both Ashford University and the University of the Rockies from their letter of credit requirements and from conforming to the requirements of the heightened cash monitoring level one method of payment. However, the release of the schools from these requirements is subject to determination by the U.S. Department of Education once it receives and reviews our audited financial statements.

        If either Ashford University or the University of the Rockies were unable to secure the required letter of credit, it would lose its eligibility to participate in Title IV programs, which would have a material adverse effect on our enrollments, revenues and results of operations.

The failure of our schools to demonstrate administrative capability may result in a loss of eligibility to participate in Title IV programs.

        U.S. Department of Education regulations specify extensive criteria by which an institution must establish that it has the requisite administrative capability to participate in Title IV programs. To meet the administrative capability standards, an institution must, among other things:

  •
  comply with all applicable Title IV program requirements;

  •
  have an adequate number of qualified personnel to administer Title IV programs;

  •
  have acceptable standards for measuring the satisfactory academic progress of its students;

  •
  have various procedures in place for awarding, disbursing and safeguarding Title IV funds and for maintaining required records;

  •
  administer Title IV programs with adequate checks and balances in its system of internal control over financial reporting;

  •
  not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

  •
  provide financial aid counseling to its students;

  •
  refer to the OIG any credible information indicating that any student, parent, employee, third-party servicer or other agent of the institution has engaged in any fraud or other illegal conduct involving Title IV programs;

  •
  submit all required reports and financial statements in a timely manner; and

  •
  not otherwise appear to lack administrative capability.

If an institution fails to satisfy any of these criteria or comply with any other U.S. Department of Education regulations, the U.S. Department of Education may impose sanctions including:

  •
  transferring the institution to the heightened cash monitoring level two method of payment or to the reimbursement method of payment, which would adversely affect the timing of the institution's receipt of Title IV funds;

  •
  requiring the institution to post a letter of credit in favor of the U.S. Department of Education as a condition for continued Title IV certification;

  •
  imposing a monetary liability against the institution in an amount equal to any funds determined to have been improperly disbursed;

  •
  initiating proceedings to impose a fine or to limit, suspend or terminate the institution's participation in Title IV programs;

  •
  taking emergency action to suspend the institution's participation in Title IV programs without prior notice or a prior opportunity for a hearing;

  •
  failing to approve the institution's application for renewal of its certification to participate in Title IV programs; or

  •
  referring a matter for possible civil or criminal investigation.

        If we are found not to have satisfied the U.S. Department of Education's administrative capability requirements, we could be limited in our access to, or lose, Title IV program funding, which would have a material adverse effect on our enrollments, revenues and results of operations.

We are subject to sanctions if we fail to correctly calculate and return Title IV program funds in a timely manner for students who withdraw before completing their educational program.

        An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under U.S. Department of Education regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled on the institution's annual compliance audit in either of its two most recently completed fiscal years can result in an institution's having to post a letter of credit in an amount equal to 25% of its prior year Title IV returns. If unearned funds are not properly calculated and returned in a timely manner, an institution is also subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV programs.

        For the year ended December 31, 2007, Ashford University exceeded the 5% threshold for late refunds sampled due to human error. As a result, the institution is subject to the requirement to post a letter of credit in favor of the U.S. Department of Education equal to 25% of the total refunds in 2007. Ashford University notified the U.S. Department of Education of its intention to post this letter of credit, but was advised by the U.S. Department of Education that such posting was unnecessary because we had already posted a letter of credit due to our failure to meet the composite score standard, which letter of credit was in excess of the amount required for late refunds. Although we have taken steps to reduce late refunds, we cannot ensure that such steps will be sufficient to address this issue.

Our schools may be sanctioned if they pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admissions or financial aid awarding activities.

        An institution that participates in Title IV programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions or financial aid awarding activity. Although the U.S. Department of Education's regulations set forth 12 "safe harbors" which describe compensation arrangements that do not violate the incentive compensation rule, including the payment and adjustment of salaries and bonuses under certain conditions, the law and regulations do not establish clear criteria for compliance in all circumstances, and the U.S. Department of Education no longer reviews and approves compensation plans prior to their implementation. If one of our institutions were to violate the incentive compensation rule, it would be subject to monetary liabilities or to administrative action to impose a fine or to limit, suspend or terminate its eligibility to participate in Title IV programs, which would have a material adverse effect on our enrollments, revenues and results of operations.

We may lose our eligibility to participate in Title IV programs if the percentage of our revenue derived from those programs is too high.

        Pursuant to a provision of the Higher Education Act, as reauthorized in August 2008, a for-profit institution loses its eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues (calculated on a cash basis in accordance with applicable U.S. Department of Education regulations) from Title IV funds for two consecutive fiscal years, commencing with the institution's first fiscal year that ends after the new law's effective date of August 14, 2008. This rule is commonly referred to as the "90/10 rule." Any institution that violates the 90/10 rule becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single year will be placed on provisional certification and may be subject to other enforcement measures. We are currently assessing what impact, if any, the U.S. Department of Education's revised formula and other changes in federal law will have on our 90/10 calculation.

        In 2007 and 2008, Ashford University derived 83.9% and 86.8%, respectively, and the University of the Rockies derived 61.9% and 80.8%, respectively, of their respective revenues (calculated on a cash basis in accordance with applicable U.S. Department of Education regulations) from Title IV funds. In connection with the change by the University of the Rockies to a December 31 fiscal year end date, the U.S. Department of Education required the University of the Rockies to calculate its compliance with the 90/10 rule for the fiscal year ending July 31, 2008 and for the five-month period ending December 31, 2008, and those percentages were 74.3% and 80.8%, respectively. Ineligibility to participate in Title IV programs would have a material adverse effect on our enrollments, revenues and results of operations. Recent changes in federal law which increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues we receive from

Title IV programs, which could make it more difficult for us to satisfy the 90/10 rule. A provision in the rule allows institutions to exclude (for three years) from their Title IV revenues the additional $2,000 per student in certain annual federal student loan amounts that became available starting in July 2008. Following this period, it is unclear if this revenue will be excluded, and it could therefore impact our ability to satisfy the 90/10 rule.

We may lose our eligibility to participate in Title IV programs if our student loan default rates are too high.

        For each federal fiscal year, the U.S. Department of Education calculates a rate of student defaults for each educational institution which is known as a "cohort default rate." An institution may lose its eligibility to participate in some or all Title IV programs if, for each of the three most recent federal fiscal years, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the U.S. Department of Education. Ashford University's cohort default rates for the 2004, 2005 and 2006 federal fiscal years, the three most recent years for which information is available, were 2.4%, 4.1% and 4.1%, respectively. The cohort default rates for the University of the Rockies for the 2004, 2005 and 2006 federal fiscal years, the three most recent years for which information is available, were 5.5%, 0% and 0%, respectively. The draft cohort default rate for Ashford University for the 2007 federal fiscal year is 13.2%. Management believes possible factors that may have contributed to this increased draft cohort default rate include (i) a greater number of online students entering repayment and (ii) deteriorating economic conditions which made repayment of loans more difficult for our students. The draft cohort default rate for University of the Rockies for the 2007 federal fiscal year is 0%. These rates are subject to change prior to the issuance of the U.S. Department of Education's final report.

        Because Ashford University's draft cohort default rate for the 2007 federal fiscal year exceeds 10%, it would no longer be exempt from the 30-day disbursement delay rule for first-year, first-time undergraduate student borrowers once the official rate is published by the U.S. Department of Education, which is expected to take place in September 2009, if the official rate is equal to or greater than 10%. The loss of this exemption would result in a delay in Ashford University receiving Title IV funds for such students and, accordingly, would negatively affect our cash flows, to the extent we would have otherwise been able to receive such funds sooner.

        The August 2008 reauthorization of the Higher Education Act includes significant revisions to the requirements concerning cohort default rates. Under the revised law, the period for which students' defaults on their loans are included in the calculation of an institution's cohort default rate has been extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change will be effective with the calculation of institutions' cohort default rates for the federal fiscal year ending September 30, 2009, which rates are expected to be calculated and issued by the U.S. Department of Education in 2012. The U.S. Department of Education will not impose sanctions based on rates calculated under this new methodology until three consecutive years of rates have been calculated, which is expected to occur in 2014. Until that time, the U.S. Department of Education will continue to calculate rates under the old calculation method and impose sanctions based on those rates. The revised law also increases the threshold for ending an institution's participation in the relevant Title IV programs from 25% to 30%, effective in the federal fiscal year 2012. Ineligibility to participate in Title IV programs would have a material adverse effect on our enrollments, revenues and results of operations.

Our failure to comply with regulations of various states could preclude us from recruiting or enrolling students in those states.

        Various states impose regulatory requirements on educational institutions operating within their boundaries. Several states have sought to assert jurisdiction over online educational institutions that have no physical location or other presence in the state but that offer educational services to students who reside in the state or that advertise to or recruit prospective students in the state. State regulatory requirements for online education are inconsistent between states and are not well developed in many jurisdictions. As such, these requirements are subject to change and in some instances are unclear or are left to the discretion of state employees or agents. Our changing business and the constantly changing regulatory environment require us to regularly evaluate our state regulatory compliance activities. If we are found not to be in compliance and a state seeks to restrict one or more of our business activities within that state, we may not be able to recruit students from that state and may have to cease recruiting or enrolling students in that state.

        Although the only state authorizations required for Ashford University and the University of the Rockies to participate in Title IV programs are the exemption for Ashford University in the State of Iowa and the University of the Rockies' authorization from the Colorado Commission of Higher Education, the loss of licensure or authorization in other states, or the assertion by other states that licensure is required within their states, could prohibit us from recruiting or enrolling students in those states.

If a substantial number of our students cannot secure Title IV loans as a result of decreased lender participation in Title IV programs or if lenders increase the costs or reduce the benefits associated with the Title IV loans they provide, we could be materially adversely affected.

        The cumulative impact of recent regulatory and market developments has caused some lenders, including some lenders that have previously provided Title IV loans to our students, to cease providing Title IV loans to students. Other lenders have reduced the benefits and increased the fees associated with the Title IV loans they do provide. In addition, the new regulatory refinements may result in higher administrative costs for schools, including us. If the costs of Title IV loans increase or if availability decreases, some students may decide not to enroll in a postsecondary institution, which could have a material adverse effect on our enrollments, revenues and results of operations. In May 2008, new federal legislation was enacted to attempt to ensure that all eligible students will be able to obtain Title IV loans in the future and that a sufficient number of lenders will continue to provide Title IV loans. Among other things, the new legislation:

  •
  authorizes the U.S. Department of Education to purchase Title IV loans from lenders, thereby providing capital to the lenders to enable them to continue making Title IV loans to students; and

  •
  permits the U.S. Department of Education to designate institutions eligible to participate in a "lender of last resort" program, under which federally recognized student loan guaranty agencies will be required to make Title IV loans to all otherwise eligible students at those institutions.

We cannot predict whether this legislation will be effective in ensuring students' access to Title IV funding through private lenders.

        In February 2009, President Barack Obama released a budget blueprint which proposes that all Title IV loans be originated through the Federal Direct Loan Program rather than through the Federal Family Education Loan (FFEL) Program beginning in the 2010 federal fiscal year. The proposal has not been passed by Congress and is subject to further review and amendment. If the proposal passes, our institutions would be required to certify loans through the Federal Direct Loan Program (for which we are eligible to participate) rather than through the FFEL Program. The elimination of the FFEL

Program would also end the student loan subsidies and guarantees available to private lenders under the FFEL Program and would discourage such lenders from making student loans in the future. A reduction in the number of private lenders willing to provide loans to our students could have a material adverse effect on our enrollments, revenues and results of operations.

If regulators do not approve or if they delay their approval of transactions involving a change of control of our company, our ability to participate in Title IV programs may be impaired.

        Based on a change of control under the standards of applicable state education agencies, the Higher Learning Commission or the U.S. Department of Education, we must seek the approval of each relevant regulatory agency. The failure of one of our schools to reestablish its state authorization, Higher Learning Commission accreditation or U.S. Department of Education certification following a change in control could result in a suspension or loss of operating authority or ability to participate in Title IV programs, which would have a material adverse effect on our enrollments, revenues and results of operations. Transactions or events that constitute a change of control include significant acquisitions or dispositions of an institution's common stock and significant changes in the composition of an institution's board of directors.

        Immediately prior to our initial public offering, Warburg Pincus beneficially owned 89.3% of our outstanding common stock on an as-if-converted basis. Immediately after the closing of the offering, Warburg Pincus beneficially owned 65.1% of our outstanding common stock. If the beneficial ownership of Warburg Pincus falls below 25%, or if other events occur that cause us to file a current report on Form 8-K disclosing a change of control, the U.S. Department of Education will deem a change of control to have occurred, and we may be required to seek approval from other relevant regulatory agencies as well. The potential adverse effects of a change of control with respect to participation in Title IV programs could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our common stock. The adverse regulatory effect of a change of control could also discourage bids for shares of our common stock and could have an adverse effect on the market price of our common stock.

We cannot offer new programs, expand our physical operations into certain states or acquire additional schools if such actions are not approved in a timely fashion by the applicable regulatory agencies, and we may have to repay Title IV funds disbursed to students enrolled in any such programs, states or acquired schools if we do not obtain prior approval.

        Our expansion efforts include offering new educational programs, some of which may require regulatory approval. In addition, we may increase our physical operations in additional states and seek to acquire additional schools. If we are unable to obtain the necessary approvals for such new programs, operations or acquisitions from the U.S. Department of Education, the Higher Learning Commission or any applicable state education agency or other accrediting agency, or if we are unable to obtain such approvals in a timely manner, our ability to consummate the planned actions and provide Title IV funds to any affected students would be impaired, which could have a material adverse effect on our expansion plans. If we were to determine erroneously that any such action did not need approval or had all required approvals, we could be liable for repayment of the Title IV program funds provided to students in that program or at that location.

Our regulatory environment and our reputation may be negatively influenced by the actions of other postsecondary institutions.

        In recent years, regulatory investigations and civil litigation have been commenced against several postsecondary educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and non-compliance with U.S. Department of Education regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Although the media, regulatory and legislative focus has been primarily on the allegations made against these specific companies, broader allegations against the overall postsecondary sector may negatively impact public perceptions of postsecondary educational institutions, including Ashford University and the University of the Rockies. Such allegations could result in increased scrutiny and regulation by the U.S. Department of Education, Congress, accrediting bodies, state legislatures or other governmental authorities on all postsecondary institutions, including us.

Risks Related to Our Business

Our financial performance depends on our ability to continue to develop awareness among, to recruit and to retain students.

        Building awareness among potential students of Ashford University and the University of the Rockies and the programs we offer is critical to our ability to attract prospective students. It is also critical to our success that we convert these prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in our programs. Some of the factors that could prevent us from successfully recruiting and retaining students in our programs include:

  •
  the emergence of more and better competitors;

  •
  factors related to our marketing efforts, including the costs of Internet advertising and broad-based branding campaigns;

  •
  performance problems with our online systems;

  •
  failure to maintain accreditation and eligibility for Title IV programs;

  •
  student dissatisfaction with our services and programs;

  •
  a decrease in the perceived or actual economic benefits that students derive from our programs;

  •
  adverse publicity regarding us or online or postsecondary education generally;

  •
  price reductions by competitors that we are unwilling or unable to match; or

  •
  a decline in the acceptance of online education.

Strong competition in the postsecondary education market, especially in the online education market, could decrease our market share, increase our cost of recruiting students and put downward pressure on our tuition rates.

        Postsecondary education is highly competitive. We compete with traditional public and private two- and four-year colleges as well as with other postsecondary schools. Traditional colleges and universities may offer programs similar to ours at lower tuition levels as a result of government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to for-profit postsecondary institutions. In addition, some of our competitors, including both traditional colleges and universities, have substantially greater brand recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. We also expect to face increased competition as a result of new entrants to the online education market, including traditional colleges and universities that had not previously offered online education programs.

        We may not be able to compete successfully against current or future competitors and may face competitive pressures that could adversely affect our business. We may be required to reduce our tuition or increase spending in order to retain or to attract students or to pursue new market opportunities. We may also face increased competition in maintaining and developing new marketing relationships with corporations, particularly as corporations become more selective as to which online universities they will encourage their employees to attend and from which they will hire prospective employees.

System disruptions and vulnerability from security risks to our technology infrastructure could impact our ability to generate revenue and could damage the reputation of our institutions.

        The performance and reliability of our technology infrastructure is critical to our reputation and to our ability to attract and retain students. We license the software and related hosting and maintenance services for our online platform from Blackboard, Inc. and the software and related maintenance services for our student information system from Campus Management Corp., both of whom are third-party software and service providers. Additionally, we develop and utilize proprietary software, primarily for our customer relationship management, or CRM, system. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of systems to us or our students.

        Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against this threat. Although we continually monitor the security of our technology infrastructure, we cannot assure you that these efforts will protect our computer networks against the threat of security breaches.

We may not be able to retain our key personnel or hire and retain the personnel we need to sustain and grow our business.

        Our success depends largely on the skills, efforts and motivations of our executive officers, who generally have significant experience with our company and within the education industry. Due to the nature of our business, we face significant competition in attracting and retaining personnel who possess the skill sets we seek. In addition, key personnel may leave us and may subsequently compete against us. We do not carry life insurance on our key personnel for our benefit. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could impair our ability to sustain and grow our business. In addition, because we operate in a highly competitive industry, our hiring of qualified executives or other personnel may cause us or such persons to be subject to lawsuits alleging misappropriation of trade secrets, improper solicitation of employees or other claims.

If we are unable to hire and to continue to develop new and existing employees responsible for student recruitment, the effectiveness of our student recruiting efforts would be adversely affected.

        To support our planned enrollment and revenue growth, we intend to (i) hire, develop and train a significant number of additional employees responsible for student recruitment and (ii) retain and continue to develop and train our current student recruitment personnel. Our ability to develop and maintain a strong student recruiting function may be affected by a number of factors, including our ability to integrate and motivate our enrollment advisors, our ability to effectively train our enrollment advisors, the length of time it takes new enrollment advisors to become productive, regulatory restrictions on the method of compensating enrollment advisors and the competition in hiring and retaining enrollment advisors.

We have identified material weaknesses in our internal control over financial reporting which, if not remediated, could cause us to fail to timely and accurately report our financial results or prevent fraud, result in restatements of our consolidated financial statements and could subject our stock to delisting. As a consequence, stockholders could lose confidence in our financial reporting and our stock price could suffer.

        In connection with the preparation of our condensed consolidated financial statements included elsewhere in this report, as well as certain previously issued financial statements, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of our financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions. In particular, we concluded that we did not have:

  •
  a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of GAAP, performance of supervisory review and analysis and application of sufficient analysis on significant contracts, judgments and estimates; or

  •
  effective controls over the selection, application and monitoring of accounting policies related to redeemable convertible preferred stock, earnings per share, leasing transactions, stock based compensation, revenue recognition and purchase accounting to ensure that such transactions were accounted for in conformity with GAAP.

        We restated our consolidated financial statements for the years ended December 31, 2005, 2006 and 2007 in large part due to these inadequate internal controls.

        As a public company, we are required to file annual and quarterly reports containing our consolidated financial statements and are subject to the requirements and standards set by set by the Securities and Exchange Commission (SEC), the Public Company Accounting Oversight Board (PCAOB) and the New York Stock Exchange (NYSE). If we fail to remediate our material weaknesses or to otherwise develop and maintain adequate internal control over financial reporting, we could fail to timely and accurately report our financial results or prevent fraud, have to restate our financial statements or have our stock delisted. Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that will be required when the SEC's rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our annual report on Form 10-K for the year ending December 31, 2010. As a result, stockholders could lose confidence in our financial reporting and our stock price could suffer.

        Although we are in the process of remediating these material weaknesses, we have not yet been able to complete our remediation efforts. It will take additional time and expenditures to design, implement and test the controls and procedures required to enable our management to conclude that our internal control over financial reporting is effective. We cannot at this time estimate how long it will take to complete our remediation efforts, and we cannot assure you that measures we plan to take will be effective in mitigating or preventing significant deficiencies or material weaknesses in our internal control over financial reporting.

A decline in the overall growth of enrollment in postsecondary institutions, or in the number of students seeking degrees in our core disciplines, could cause us to experience lower enrollment at our schools.

        We have experienced significant growth since we acquired Ashford University in 2005. However, while we have continued to achieve growth in revenues and enrollment year-over-year, these growth rates have declined in recent periods and are expected to continue to decline in the future. According to a September 2008 report from the National Center for Education Statistics, enrollment in degree-granting, postsecondary institutions is projected to grow 12.0% over the ten-year period ending in the fall of 2016 to 19.9 million. This growth is slower than the 23.6% increase reported in the prior ten-year period ended in the fall of 2006, when enrollment increased from 14.4 million in 1996 to 17.8 million in 2006. In addition, according to a March 2008 report from the Western Interstate Commission for Higher Education, the number of high school graduates that are eligible to enroll in degree-granting, postsecondary institutions is expected to peak at 3.3 million for the class of 2008 and decline by 150,000 for the class of 2014. In order to maintain current growth rates, we will need to attract a larger percentage of students in existing markets and expand our markets by creating new academic programs. In addition, if job growth in the fields related to our core disciplines is weaker than expected, fewer students may seek the types of degrees that we offer.

Our success depends in part on our ability to update and expand the content of existing programs and to develop new programs, concentrations and specializations on a timely basis and in a cost-effective manner.

        The updates and expansions of our existing programs and the development of new programs, concentrations and specializations may not be accepted by existing or prospective students or employers. If we do not adequately respond to changes in market requirements, our business will be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students require or as quickly as our competitors introduce competing programs. To offer a new academic program, we may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible for federal student financial aid programs, a new academic program may need to be approved by the U.S. Department of Education.

        Establishing new academic programs or modifying existing programs requires us to make investments in management and capital expenditures, incur marketing expenses and reallocate other resources. We may have limited experience with the programs in new disciplines and may need to modify our systems and strategy or enter into arrangements with other educational institutions to provide new programs effectively and profitably. If we are unable to increase enrollment in new programs, offer new programs in a cost-effective manner or are otherwise unable to manage effectively the operations of newly established academic programs, our revenues and results of operations could be adversely affected.

Our failure to keep pace with changing market needs could harm our ability to attract students.

        Our success depends to a large extent on the willingness of employers to hire, promote or increase the pay of our graduates. Increasingly, employers demand that their new employees possess appropriate technical and analytical skills and also appropriate interpersonal skills, such as communication and teamwork. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important that our educational programs evolve in response to those economic and technological changes.

        The expansion of existing academic programs and the development of new programs may not be accepted by current or prospective students or by the employers of our graduates. Even if we develop acceptable new programs, we may not be able to begin offering those new programs in a timely fashion or as quickly as our competitors offer similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes or other factors, the rates at which our graduates obtain jobs in their fields of study could suffer, our ability to attract and retain students could be impaired and our business could be adversely affected.

We are subject to laws and regulations as a result of our collection and use of personal information, and any violations of such laws or regulations, or any breach, theft or loss of such information, could adversely affect us.

        Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. We collect, use and retain large amounts of personal information regarding our applicants, students, faculty, staff and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information about our employees in the ordinary course of our business. Our services can be accessed globally through the Internet. Therefore, we may be subject to the application of national privacy laws in countries outside the United States from which applicants and students access our services. Such privacy laws could impose conditions that limit the way we market and provide our services. Our computer networks and the networks of certain of our vendors that hold and manage confidential information on our behalf may be vulnerable to unauthorized access, employee theft or misuse, computer hackers, computer viruses and other security threats. Confidential information may also inadvertently become available to third parties when we integrate systems or migrate data to our servers following an acquisition of a school or in connection with periodic hardware or software upgrades. Due to the sensitive nature of the personal information stored on our servers, our networks may be targeted by hackers seeking to access this data. A user who circumvents security measures could misappropriate sensitive information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of privacy for current or prospective students or employees. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and could restrict our use of personal information, and a violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines against us. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. A major breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors, or a violation of laws or regulations relating to the same, could have a material adverse effect on our reputation and could result in further regulation and oversight by federal and state authorities and increased costs of compliance.

An increase in interest rates could adversely affect our ability to attract and retain students.

        For the years ended December 31, 2006, 2007 and 2008, Ashford University derived 79.9%, 83.9% and 86.8%, respectively, of its revenues (calculated on a cash basis in accordance with applicable U.S. Department of Education regulations) from Title IV programs. For the years ended December 31, 2007 and 2008, the University of the Rockies derived 61.9% and 80.8%, respectively, of its revenues (calculated on a cash basis in accordance with applicable U.S. Department of Education regulations) from Title IV programs. Additionally, some of our students finance their education through private loans that are not part of Title IV programs. Interest rates have reached relatively low levels in recent years, creating a favorable borrowing environment for students. However, if Congress increases interest rates on Title IV loans, or if private loan interest rates rise, our students would have to pay higher interest rates on their loans. Any future increase in interest rates will result in a corresponding increase in educational costs to our existing and prospective students. Higher interest rates could also contribute to higher default rates with respect to our students' repayment of their education loans. Higher default rates may in turn adversely impact our eligibility to participate in some or all Title IV programs, which would have a material adverse effect on our enrollments, revenues and results of operations.

We operate in a highly competitive market with rapid technological change, and we may not have the resources needed to compete successfully.

        Online education is a highly competitive market that is characterized by rapid changes in students' technological requirements and expectations and evolving market standards. Our competitors vary in size and organization, and we compete for students with traditional public and private two- and four-year colleges and universities and other postsecondary schools, including those that offer online educational programs. Each of these competitors may develop platforms or other technologies that allow for greater levels of interactivity between faculty and students or that are otherwise superior to the platform and technology we use, and these differences may affect our ability to recruit and retain students. We may not have the resources necessary to acquire or compete with technologies being developed by our competitors, which may render our online delivery format less competitive or obsolete.

Our growth may place a strain on our resources.

        We have experienced significant growth since we acquired Ashford University in 2005. The growth that we have experienced in the past, as well as any further growth that we experience, may place a significant strain on our resources and increase demands on our management information and reporting systems and financial management controls. If we are unable to manage our growth effectively while maintaining appropriate internal controls, we may experience operating inefficiencies that could increase our costs.

We rely on exclusive proprietary rights and intellectual property that may not be adequately protected under current laws, and we may encounter disputes from time to time relating to our use of intellectual property of third parties.

        Our success depends in part on our ability to protect our proprietary rights. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements to protect our proprietary rights. We rely on service mark and trademark protection in the United States and select foreign jurisdictions to protect our rights to the marks "Ashford," "Ashford University," "Bridgepoint," "Classline" and "Smart Track" as well as distinctive logos and other marks associated with our services. We rely on agreements under which we obtain rights to use course content developed by faculty members and other third-party content experts. We cannot assure you that these measures will be adequate, that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States or select foreign jurisdictions or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our curricula, online resource material and other content. Our management's attention may be diverted by these attempts, and we may need to use funds in litigation to protect our proprietary rights against any infringement or violation.

        We may encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. In certain instances, we may not have obtained sufficient rights in the content of a course. Third parties may raise a claim against us alleging an infringement or violation of the intellectual property of that third party. Some third party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid those intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our classes or pay monetary damages, which may be significant.

We may incur liability for the unauthorized duplication or distribution of class materials posted online for class discussions.

        In some instances our faculty members or our students may post various articles or other third-party content on class discussion boards. We may incur liability for the unauthorized duplication or distribution of this material posted online for class discussions. Third parties may raise claims against us for the unauthorized duplication of this material. Any such claims could subject us to costly litigation and could impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Our general liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our courses or pay monetary damages.

Our student enrollment and revenues could decrease if the government tuition assistance offered to military personnel is reduced or eliminated, if scholarships which we offer to military personnel are reduced or eliminated or if our relationships with military bases deteriorate.

        As of December 31, 2008, 14.6% of our students were affiliated with the military, some of whom are eligible to receive tuition assistance from the government, which they may use to pursue postsecondary degrees. If governmental tuition assistance programs to active duty members of the military are reduced or eliminated or if our relationships with any military base deteriorates, our enrollment could suffer. Additionally, we provide scholarships to students who were affiliated with the military. If we reduce or eliminate our scholarships, our enrollment by military personnel may suffer. In addition, if we increase our scholarships, our per student revenue from military affiliated personnel will decline.

Our expenses may cause us to incur operating losses if we are unsuccessful in achieving growth.

        Our spending is based, in significant part, on our estimates of future revenue and is largely fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue fall short of our expectations. Accordingly, any significant shortfall in revenues in relation to our expectations would have an immediate and material adverse effect on our profitability. In addition, as our business grows, we anticipate increasing our operating expenses to expand our program offerings, marketing initiatives and administrative organization. Any such expansion could cause material losses to the extent we do not generate additional revenues sufficient to cover those expenses.

Seasonal and other fluctuations in our results of operations could adversely affect the trading price of our common stock.

        Although not apparent in our results of operations due to our rapid rate of growth, our operations are generally subject to seasonal trends. As our growth rate declines we expect to experience seasonal fluctuations in results of operations as a result of changes in the level of student enrollment. While we enroll students throughout the year, first and fourth quarter new enrollments and revenue generally are lower than other quarters due to the holiday break in December and January. We generally experience a seasonal increase in new enrollments in August and September of each year when most other colleges and universities begin their fall semesters. These fluctuations may cause volatility in or have an adverse effect on the market price of our stock.

We have a limited operating history. Accordingly, our historical and recent financial and business results may not necessarily be representative of what they will be in the future.

        We have a limited operating history on which you can evaluate our business strategy, our financial results and trends in our business. As a result, our historical results and trends, including enrollments, cohort default rates and bad debt expense, may not be indicative of our future results. Also, until recently we have been operating in a favorable economic environment and have not experienced how our business might be affected by economic downturns, such as the recent deterioration in the U.S. economy. We are subject to risks and uncertainties that are not typically encountered by companies that have longer operating histories or that are in more mature businesses. Therefore, our recent operating history may not be representative of our business going forward, and we may not be able to sustain our recent profitability.

Government regulations relating to the Internet could increase our cost of doing business, affect our ability to grow or otherwise have a material adverse effect on our business.

        The increasing popularity and use of the Internet and other online services has led and may lead to the adoption of new laws and regulatory practices in the United States or in foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations or interpretations related to doing business over the Internet could increase our costs and materially and adversely affect our enrollments.

We use third-party software for our online platform, and if the provider of that software was to cease to do business or was acquired by a competitor, we may have difficulty maintaining the software required for our online platform or updating it for future technological changes.

        We use the Blackboard Academic Suite, provided by Blackboard, Inc., a third-party software and service provider, for our online platform. This suite provides an online learning management system and provides for the storage, management and delivery of course content. The suite also includes collaborative spaces for student communication and participation with other students and faculty as well as grade and attendance management for faculty and assessment capabilities to assist us in maintaining quality. We rely on Blackboard for administrative support and hosting of the system. If Blackboard ceased to operate or was unable or unwilling to continue to provide us with services or upgrades on a timely basis, we may have difficulty maintaining the software required for our online platform or updating it for future technological changes.

We may incur significant costs complying with the Americans with Disabilities Act and with similar laws.

        Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. For example, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. We have not conducted an audit or investigation of all of our properties to determine our compliance with present requirements. Noncompliance with the ADA or FHAA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature. We cannot predict the ultimate amount of the cost of compliance with the ADA, FHAA or other legislation.

Our failure to comply with environmental laws and regulations governing our activities could result in financial penalties and other costs.

        We use hazardous materials at our ground campuses and generate small quantities of waste, such as used oil, antifreeze, paint, car batteries and laboratory materials. As a result, we are subject to a variety of environmental laws and regulations governing, among other things, the use, storage and disposal of solid and hazardous substances and waste and the clean-up of contamination at our facilities or off-site locations to which we send or have sent waste for disposal. If we do not maintain compliance with any of these laws and regulations, or are responsible for a spill or release of hazardous materials, we could incur significant costs for clean-up, damages and fines or penalties.

Our failure to obtain additional capital in the future could adversely affect our ability to grow.

        We believe that proceeds from our initial public offering and cash flow from operations will be adequate to fund our current operating and growth plans for the foreseeable future. However, we may need additional financing in order to finance our continued growth, particularly if we pursue any acquisitions. The amount, timing and terms of such additional financing will vary principally depending on the timing and size of new program offerings, the timing and size of acquisitions we may seek to consummate and the amount of cash flows from our operations. To the extent that we require additional financing in the future, such financing may not be available on terms acceptable to us or at all and, consequently, we may not be able to fully implement our growth strategy.

If we are not able to integrate acquired schools, our business could be harmed.

        From time to time, we may pursue acquisitions of other schools. Integrating acquired operations into our business involves significant risks and uncertainties, including:

  •
  inability to maintain uniform standards, controls, policies and procedures;

  •
  distraction of management's attention from normal business operations during the integration process;

  •
  inability to obtain, or delay in obtaining, approval of the acquisition from the necessary regulatory agencies, or the imposition of operating restrictions or a letter of credit requirement on us or on the acquired school by any of those regulatory agencies;

  •
  expenses associated with the integration efforts; and

  •
  unidentified issues not discovered in our due diligence process, including legal contingencies.

Our corporate headquarters are located in a high brush fire danger area and near major earthquake fault lines.

        Our corporate headquarters are located in San Diego, California in a high brush fire danger area and near major earthquake fault lines. We could be materially and adversely affected in the event of a brush fire or major earthquake, either of which could significantly disrupt our business.

A protracted economic slowdown and rising unemployment could harm our business.

        We believe that many students pursue postsecondary education to be more competitive in the job market. However, a protracted economic slowdown could increase unemployment and diminish job prospects generally. Diminished job prospects and heightened financial worries could affect the willingness of students to incur loans to pay for postsecondary education and to pursue postsecondary education in general. As a result, our enrollment could suffer.

        In addition, many of our students borrow Title IV loans to pay for tuition, fees and other expenses. A protracted economic slowdown could negatively impact our students' ability to repay those loans which would negatively impact our cohort default rate. See "Risk Factors—Risks Related to the Extensive Regulation of Our Business—We may lose eligibility to participate in Title IV programs if our student loan default rates are too high."

        Our students also are frequently able to borrow Title IV loans in excess of their tuition and fees. The excess is received by the students as a stipend. However, if a student withdraws, we must return any unearned Title IV funds including stipends. A protracted economic slowdown could negatively impact our students' ability to repay those stipends. As a result, the amount of Title IV funds we would have to return without reimbursement from students (and our bad debt expense) could increase, and our results could suffer.

If we become involved in litigation or other legal proceedings, we could incur significant defense costs and losses in the event of adverse outcomes.

        From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not at this time a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Risk Related to Our Common Stock

The price of our common stock may fluctuate significantly and you could lose all or part of your investment.

        Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common stock could fluctuate significantly for various reasons, which include:

  •
  our quarterly or annual earnings or those of other companies in our industry;

  •
  the public's reaction to our press releases, our other public announcements and our filings with the SEC;

  •
  changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of other companies in our industry;

  •
  seasonal variations in our student enrollment;

  •
  new laws or regulations or new interpretations of laws or regulations applicable to our business;

  •
  changes in our enrollment or in the growth rate of our enrollment;

  •
  changes in accounting standards, policies, guidance, interpretations or principles;

  •
  changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

  •
  litigation involving our company or investigations or audits by regulators into the operations of our company or our competitors; and

  •
  sales of common stock by our directors, executive officers and significant stockholders.

        In addition, in recent months, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. Changes may occur without regard to the operating performance of these companies. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company.

If securities or industry analysts do not publish research or reports about our business, if they change their recommendations regarding our stock adversely or if our operating results do not meet their expectations, our stock price could decline.

        The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrade our stock or if our operating results do not meet their expectations, our stock price could decline.

As a public company, we are subject to additional financial and other reporting and corporate governance requirements that may be difficult for us to satisfy, will increase our costs and may divert management attention from our business.

        We have historically operated as a private company. As a public company, we now must file with the SEC annual and quarterly information and other reports pursuant to the Exchange Act. We are required to ensure that we have the ability to prepare financial statements that comply with SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the listing standards of the NYSE and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder, which will impose significant compliance obligations upon us. As a public company, are required to:

  •
  prepare and distribute periodic reports and other stockholder communications in compliance with our obligations under the federal securities laws and NYSE rules;

  •
  create or expand the roles and duties of our board of directors and committees of the board;

  •
  institute compliance and internal audit functions that are more comprehensive;

  •
  evaluate and maintain our system of internal control over financial reporting, and report on management's assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the PCAOB;

  •
  involve and retain outside legal counsel and accountants in connection with the activities listed above;

  •
  enhance our investor relations function; and

  •
  establish new internal policies, including those relating to disclosure controls and procedures.

        The changes required by becoming a public company will require a significant commitment of additional resources and management oversight that will cause us to incur increased costs and which might place a strain on our systems and resources. As a result, our management's attention might be diverted from other business concerns. In addition, we might not be successful in implementing these requirements.

        In particular, our internal control over financial reporting does not currently meet the standards set forth in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The adequacy of our internal control over financial reporting must be assessed by management for each year commencing with the year ending December 31, 2010. We do not currently have comprehensive documentation of our internal control over financial reporting, nor do we document or test our compliance with these controls on a periodic basis in accordance with Section 404 of the Sarbanes-Oxley Act.

        Furthermore, we have not tested our internal control over financial reporting in accordance with Section 404 and, due to our lack of documentation, such a test would not be possible to perform at this time. If we are unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to report on the adequacy of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis and may suffer adverse regulatory consequences or violations of NYSE listing standards.

There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

Sales of outstanding shares of our stock into the market in the future could cause the market price of our stock to drop significantly, even if our business is doing well.

        Immediately following the closing of our initial public offering on April 20, 2009, 53,139,723 shares of our common stock were outstanding. Of these shares, 13,855,555 were freely tradable, without restriction, in the public market. Our directors, executive officers and certain security holders have agreed to enter into "lock up" agreements with the underwriters, in which they will agree to refrain from selling their shares for a period of 180 days after this offering, subject to certain extensions. After the lock-up period expires, (i) 15,306,126 currently outstanding shares will be eligible for sale in the public market without restriction and (ii) 37,833,597 currently outstanding shares will be eligible for sale in the public market subject to volume and other limitations under Rule 144 under the Securities Act of 1933, 37,029,970 of which are currently held by directors, executive officers and other affiliates. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up period expires, the trading price of our common stock could decline. Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc. may, in their sole discretion, permit our directors, officers, employees and security holders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements.

        In addition, immediately after the closing of our initial public offering on April 20, 2009, there were 11,490,444 shares underlying options and 867,231 shares underlying warrants that were issued and outstanding, and we had an aggregate of 12,097,143 shares of common stock reserved for future issuance under our equity incentive plans as of such date. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.

        On May 13, 2009, we filed a registration statement on Form S-8 (File No. 333-159220) under the Securities Act covering an aggregate of 15,277,668 shares of common stock reserved for issuance under our equity incentive plans. Accordingly, the shares of common stock issuable upon the exercise of options or otherwise under our equity incentive plans are available for sale in the public market, subject to Rule 144 volume limitations applicable to affiliates and subject to the lock-up agreements described above.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

        Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares that may be issued to satisfy our obligations under our incentive plans or shares of our authorized but unissued preferred stock. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, likely would result in your interest in us being subject to the prior rights of holders of that preferred stock.

Our principal stockholder continues to own over 50% of our voting stock, which allows it to control substantially all matters requiring stockholder approval and affords it access to our management.

        Our principal stockholder, Warburg Pincus, beneficially owned 34,589,220 shares, or 65.1%, of our common stock, immediately following the closing of our initial public offering on April 20, 2009.

Accordingly, Warburg Pincus can control us through its ability to determine the outcome of the election of our directors, to amend our certificate of incorporation and bylaws and to take other actions requiring the vote or consent of stockholders, including mergers, going private transactions and other extraordinary transactions, and the terms of any of these transactions. The ownership position of Warburg Pincus may have the effect of delaying, deterring or preventing a change in control or a change in the composition of our board of directors.

        Additionally, in February 2009, we entered into a nominating agreement with Warburg Pincus. Under the nominating agreement, as long as Warburg Pincus beneficially owns at least 15% of the outstanding shares of common stock after the closing of this offering, we agree, subject to our fiduciary obligations, to nominate and recommend to our stockholders that two individuals designated by Warburg Pincus be elected to the board. Additionally, if Warburg Pincus beneficially owns less than 15% but more than 5% of the outstanding shares of common stock, we agree, subject to our fiduciary obligations, to nominate and recommend to our stockholders that one individual designated by Warburg Pincus be elected to the board. Two directors affiliated with Warburg Pincus, Patrick T. Hackett and Adarsh Sarma, currently serve on our board of directors.

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

        We do not expect to pay dividends on shares of our common stock in the foreseeable future and we intend to use cash to grow our business. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our common stock appreciates.

Provisions in our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, may depress the trading price of our stock.

        Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

  •
  authorize the issuance of "blank check" preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

  •
  provide for a classified board of directors (three classes);

  •
  provide that stockholders may only remove directors for cause;

  •
  provide that any vacancy on our board of directors, including a vacancy resulting from an increase in the size of the board, may only be filled by the affirmative vote of a majority of our directors then in office, even if less than a quorum;

  •
  provide that a special meeting of stockholders may only be called by our board of directors or by our chief executive officer;

  •
  provide that action by written consent of the stockholders may be taken only if the board of directors first approves such action, except that if Warburg Pincus holds at least 50% of our outstanding capital stock on a fully diluted basis, whenever the vote of stockholders is required at a meeting for any corporate action, the meeting and vote of stockholders may be dispensed with, and the action taken without such meeting and vote, if a written consent is signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at the meeting of stockholders; provided that, notwithstanding the foregoing, we will hold an annual meeting of stockholders in accordance with NYSE rules, for so long as our shares are listed on the NYSE, and as otherwise required by the bylaws;

  •
  provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

  •
  establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any "interested" stockholder for a period of three years following the date on which the stockholder became an "interested" stockholder.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Use of Proceeds

        Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-156408) that was declared effective by the Securities and Exchange Commission on April 14, 2009. On April 20, 2009, we sold 3,500,000 shares of common stock and selling stockholders sold 10,000,000 shares of common stock at an initial public offering price of $10.50 per share for aggregate gross offering proceeds of $36.8 million to us and $105.0 million to selling stockholders. Credit Suisse and J.P.Morgan acted as co book-running managers. Additionally, on April 20, 2009, in connection with the exercise of the underwriters' over-allotment option, Warburg Pincus sold 2,025,000 additional shares of common stock at the initial public offering price of $10.50 per share for aggregate gross offering proceeds of $21.3 million. We received no proceeds from the sale of shares by selling stockholders. The offering terminated following the closing of the initial public offering.

        We paid to the underwriters underwriting discounts totaling approximately $2.4 million in connection with the offering. In addition, through May 18, 2009, we incurred additional costs of $5.6 million in connection with the offering which, when added to the underwriting discounts paid by us, resulted in total expenses of $8.0 million related to the offering. Accordingly, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $28.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

        Through May 18, 2009, we have used the net proceeds from the offering as follows:

  •
  payment of the accreted value of the Series A Convertible Preferred Stock, which the holders optionally converted immediately prior to the closing of the offering ($27.7 million); and

  •
  general corporate purposes ($1.1 million).

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        On March 16, 2009, we held our Annual Meeting of Stockholders in San Diego, California. At the meeting the stockholders elected management's slate of directors and approved five additional proposals with the following vote distribution:

Item	For	Withheld
Election of Directors
To elect as directors to the company's classified board (described in Section 3.3(b) in the Second Amended and Restated Bylaws) the following nominees recommended by the Board of Directors:	222,707,948	—
Ryan Craig (Class I—Term expires 2010)
Robert Hartman (Class I—Term expires 2010)
Adarsh Sarma (Class II—Term expires 2011)
Dale Crandall (Class II—Term expires 2011)
Andrew Clark (Class III—Term expires 2012)
Pat Hackett (Class III—Term expires 2012)

Other Matters	Affirmative	Negative	Abstention	Broker Non- Vote
To approve the Second Amended and Restated Bylaws	222,651,977	—	55,971	—
To approve an amendment to our Fourth Amended and Restated Certificate of Incorporation to effect a reverse stock split in a specific ratio ranging from one-for-two to one-for-ten, to be determined by the Board of Directors and effected, if at all, within one year from the date of the annual meeting	222,707,948	—	—	—
To approve the Fifth Amended and Restated Certificate of Incorporation, to be filed upon the closing of the company's initial public offering	222,707,948	—	—	—
To approve the 2009 Stock Incentive Plan	221,865,082	126,646	716,220	—
To approve the 2009 Employee Stock Purchase Plan	221,865,082	126,646	716,220	—

        The numbers shown in the vote distribution table above do not reflect the 1-for-4.5 reverse stock split which occurred on March 31, 2009.

Item 5.    Other Information

        None.

Item 6.    Exhibits

  (a)
  Exhibits

			Incorporated by reference herein
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	Date Filed
3.1	Fifth Amended and Restated Certificate of Incorporation.	X
10.1	Amended and Restated Registration Rights Agreement dated January 7, 2009, as amended to date, along with a form of Adoption Agreement among the registrant and the other persons named therein.		S-1/A	4.4	April 10, 2009
10.2	Bridgepoint Education, Inc. 2009 Stock Incentive Plan (as amended and restated March 31, 2009).		S-1/A	10.5	April 1, 2009
10.3	Bridgepoint Education, Inc. Employee Stock Purchase Plan (as amended and restated March 31, 2009).		S-1/A	10.6	April 1, 2009
10.4	Executive Severance Plan adopted February 9, 2009.		S-1/A	10.31	March 20, 2009
10.5	General Services Agreement dated January 1, 2009 between Affiliated Computer Services, Inc. & Ashford University, LLC.		S-1/A	10.22	April 13, 2009
10.6	General Services Agreement dated January 1, 2009 between Affiliated Computer Services, Inc. & University of the Rockies, LLC.		S-1/A	10.23	April 13, 2009
10.7	Employment Agreement with Rodney T. Sheng, dated March 4, 2009.		S-1/A	10.27	March 20, 2009
10.8	Employment Agreement with Christopher L. Spohn, dated March 3, 2009.		S-1/A	10.26	March 20, 2009
10.9	Employment Agreement with Andrew S. Clark, dated March 4, 2009.		S-1/A	10.24	March 20, 2009
10.10	Employment Agreement with Daniel J. Devine, dated March 9, 2009.		S-1/A	10.25	March 20, 2009
10.11	Nominating Agreement dated February 17, 2009, between Warburg Pincus and the registrant.		S-1/A	10.11	February 17, 2009

Incorporated by reference herein
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	Date Filed
31.1	Certification of Andrew S. Clark, CEO and President, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2
	Certification of Daniel J. Devine, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1
	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew S. Clark, CEO and President, and Daniel J. Devine, Chief Financial Officer.	X

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.
May 21, 2009	/s/ DANIEL J. DEVINE Daniel J. Devine Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)