Form 10-Q
period 2009-06-30
Bridgepoint Education Inc
filed 2009-08-11
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The total number of shares of common stock outstanding as of August 7, 2009, was 53,333,361.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	As of June 30, 2009	As of December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$111,864	$56,483
Restricted cash	691	666
Marketable securities	10,000	—
Accounts receivable, net of allowance of $27,336 at June 30, 2009 and $18,246 at December 31, 2008	42,400	28,946
Inventories	350	288
Current portion of deferred income taxes	2,734	2,734
Prepaid expenses and other current assets	5,611	6,773

Total current assets	173,650	95,890
Property and equipment, net	38,110	27,715
Goodwill and intangibles	3,361	1,897
Deferred income taxes	14,255	2,366
Other long term assets	1,331	1,378

Total assets	$230,707	$129,246

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,843	$4,705
Accrued liabilities	21,736	16,543
Deferred revenue and student deposits	110,104	67,425
Current portion of leases payable	150	142
Current maturities of notes payable	74	74
Other liabilities	34	40

Total current liabilities	136,941	88,929
Leases payable, less current portion	226	308
Notes payable, less current maturities	134	160
Other long term liabilities	3,222	2,740
Rent liability	6,772	3,938

Total liabilities	147,295	96,075
Commitments and contingencies (see Note 12)	—	—
Redeemable convertible preferred stock: $0.01 par value: Authorized shares—20,000 at June 30, 2009 and 19,850 at December 31, 2008; Issued and outstanding shares—zero at June 30, 2009 and 19,778 at December 31, 2008	—	27,062
Stockholders' equity:
Common stock, $0.01 par value: Authorized shares—300,000 at June 30, 2009 and December 31, 2008; Issued and outstanding shares—53,141 at June 30, 2009 and 3,335 at December 31, 2008	531	33
Additional paid-in capital	74,006	1,703
Retained earnings	8,875	4,373

Total stockholders' equity	83,412	6,109

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$230,707	$129,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$110,908	$49,942	$195,183	$88,890
Costs and expenses:
Instructional costs and services	28,357	12,734	50,491	25,682
Marketing and promotional	39,655	18,369	68,760	33,432
General and administrative	41,093	7,925	66,976	15,135

Total costs and expenses	109,105	39,028	186,227	74,249

Operating income	1,803	10,914	8,956	14,641
Other income (expense), net	44	(38)	116	(92)

Income before income taxes	1,847	10,876	9,072	14,549
Income tax expense	587	2,831	3,925	2,522

Net income	1,260	8,045	5,147	12,027
Accretion of preferred dividends	103	501	645	1,002

Net income available to common stockholders	$1,157	$7,544	$4,502	$11,025

Earnings per common share:
Basic	$0.02	$0.14	$0.08	$0.17

Diluted	$0.02	$0.06	$0.07	$0.08

Weighted average common shares outstanding used in computing earnings per common share:
Basic	46,066	3,335	24,938	3,335

Diluted	52,236	7,616	30,280	7,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and
Stockholders' Equity

(Unaudited)

(In thousands)

	Series A Convertible Preferred Stock
			Common Stock
					Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Par Value			Total
Balance at December 31, 2008	19,778	$27,062	3,335	$33	$1,703	$4,373	$6,109

Stock-based compensation	—	—	—	—	32,007	—	32,007
Accretion of preferred dividends	—	645	—	—	—	(645)	(645)
Stockholder settlement	—	—	710	7	10,570	—	10,577
Preferred stock conversion	(19,778)	(27,707)	44,805	448	(448)	—	—
Exercise of options	—	—	104	1	37	—	38
Excess tax benefit of option exercises	—	—	—	—	429	—	429
Exercise of warrants	—	—	687	7	966	—	973
Stock issued in initial public offering, net of issuance costs of $8.0 million	—	—	3,500	35	28,742	—	28,777
Net income	—	—	—	—	—	5,147	5,147

Balance at June 30, 2009	—	$—	53,141	$531	$74,006	$8,875	$83,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net income	$5,147	$12,027
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	9,097	5,294
Depreciation and amortization	2,467	975
Deferred income taxes	(11,889)	(3,943)
Stock-based compensation	32,007	84
Stockholder settlement	10,577	—
Loss on disposal of fixed assets	42	—
Changes in operating assets and liabilities:
Accounts receivable	(22,551)	(12,850)
Inventories	(62)	(122)
Prepaid expenses and other current assets	1,162	(1,286)
Other long term assets	47	484
Accounts payable and accrued liabilities	4,478	9,807
Deferred revenue and student deposits	42,679	12,940
Other liabilities	3,310	(189)

Net cash provided by operating activities	76,511	23,221

Investing activities
Capital expenditures	(12,015)	(1,849)
Purchase of marketable securities	(10,000)	—
Business acquisition	(1,500)	—
Restricted cash	(25)	(666)

Net cash used in investing activities	(23,540)	(2,515)

Financing activities
Proceeds from the issuance of common stock, net of issuance costs of $8.0 million	28,777	—
Proceeds from exercise of stock options	38	—
Excess tax benefit of option exercises	429	—
Proceeds from exercise of warrants	973	—
Payments of notes payable	(26)	(2,884)
Payments on conversion of preferred stock	(27,707)	—
Payments of capital lease obligations	(74)	(75)

Net cash provided by (used in) financing activities	2,410	(2,959)

Net increase in cash and cash equivalents	55,381	17,747
Cash and cash equivalents at beginning of period	56,483	7,351
Cash and cash equivalents at end of period	$111,864	$25,098

Supplemental disclosure of noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$853	$330

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

  Unaudited Interim Financial Information

        The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Registration Statement on Form S-1 (File No. 333-156408). In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company's condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, the condensed consolidated statements of income for the three and six months ended June 30, 2009 and 2008, the condensed consolidated statement of redeemable convertible preferred stock and stockholders' equity for the six months ended June 30, 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008.

        Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

        The Company evaluated subsequent events through August 11, 2009, the date on which the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 was filed with the Securities and Exchange Commission.

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

  Restricted Cash

        The Company had $0.7 million in restricted cash as of June 30, 2009 and December 31, 2008, primarily related to the letter of credit issued on behalf of the University of the Rockies.

  Marketable Securities

        As of June 30, 2009, the Company maintained $10.0 million in marketable securities which primarily consisted of various corporate obligations. These securities are stated at fair market value using recently quoted market prices. The Company's investments are denominated in U.S. dollars, are investment grade and highly liquid. The Company's portfolio is invested solely in short-term securities, with maturities of less than one year.

        The Company has classified its portfolio as available-for-sale and considers as current assets those investments which will mature or are likely to be sold in less than one year. At June 30, 2009, the cost approximated the fair value of the investments.

        The Company regularly monitors and evaluates the realizable value of its marketable securities. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company would record a charge to other income (expense), net, in the consolidated statements of income.

  Stock-Based Compensation

        The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards ("SFAS") 123R, Share-Based Payment ("SFAS 123R"). The expense for all stock-based awards granted represents the grant-date fair value that was estimated, in accordance with the provisions of SFAS 123R. Compensation expense for options is recorded in the condensed consolidated statement of income, net of estimated forfeitures, using the graded vesting method over the requisite service period. Stock-based compensation expense totaled $32.0 million and $41,000, for the three months ended June 30, 2009 and 2008, respectively. Stock-based compensation expense totaled $32.0 million and $84,000 for the six months ended June 30, 2009 and 2008, respectively.

  Comprehensive Income

        There are no comprehensive income items other than net income. Comprehensive income equals net income for all of the periods presented.

  Marketing and Promotional

        Advertising costs are expensed as incurred. Advertising costs, which include marketing leads, events and promotional materials for the three months ended June 30, 2009 and 2008 were $9.7 million and

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2. Summary of Significant Accounting Policies (Continued)

$6.6 million, respectively. Advertising costs for the six months ended June 30, 2009 and 2008 were $18.3 million and $11.8 million, respectively.

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

  Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Pronouncements that Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13, which amends SFAS 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 until the first quarter of 2009 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis (at least annually). SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In April 2009, the FASB further issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP FAS 157-4"). FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company adopted SFAS 157 and related Staff Positions and such adoption did not have a material impact on its consolidated financial statements.

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

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP FAS 115-2 and FAS 124-2"), which change existing guidance for determining whether an impairment is other-than-temporary to debt securities. This guidance also requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income. When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative- effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company adopted FSP FAS 115-2 or FAS 124-2 and such adoption did not have a material impact on its consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP FAS 107-1 and APB 28-1"). This staff position also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this staff position, a publicly-traded company is required to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity is required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted. The Company adopted FSP FAS 107-1 and APB 28-1 and such adoption did not have a material impact on its consolidated financial statements.

        In April 2009, the Securities and Exchange Commission's ("SEC") Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin ("SAB") 111 ("SAB 111"). SAB 111 amends and replaces SAB Topic 5M, Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities, to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The Company adopted SAB 111 and such adoption did not have a material impact on its consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2. Summary of Significant Accounting Policies (Continued)

sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted SFAS 165 and such adoption did not have a material impact on its consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets ("SFAS 166"). SFAS 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for annual periods beginning after November 15, 2009. The Company does not believe the adoption of SFAS 166 will have a material impact on its consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 is a revision to FASB Interpretation No. ("FIN") 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. SFAS 167 is effective for annual periods beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have a material impact on its consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162 ("SFAS 168"). The FASB Accounting Standards Codification ("Codification") will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all non-SEC accounting and reporting standards in effect at that time. Accordingly, all accounting literature that is not included in the Codification, other than certain grandfathered accounting literature and SEC rules and interpretative releases, will cease to be authoritative on the effective date of SFAS 168. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe the adoption of SFAS 168 will have a material impact on the preparation of its consolidated financial statements.

        In June 2009, the SEC Staff issued SAB No. 112 ("SAB 112"). SAB 112 amends or rescinds portions of the SEC Staff's interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with SFAS 141-R and SFAS 160. The Company does not believe that the adoption of SAB 112 will have a material impact on its consolidated financial statements.

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

        Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common and potentially dilutive securities outstanding during the period if the effect is dilutive (the dilutive effects of options, warrants and redeemable convertible preferred stock). The numerator of diluted earnings per common share is calculated by starting with income allocated to common shares under the two-class method and adding back income attributable to preferred shares to the extent such an adjustment would be dilutive. Potentially dilutive common shares for the three and six months ended June 30, 2009 and 2008 consisted of incremental shares of common stock issuable upon the exercise of options and warrants and upon the conversion of preferred stock.

        The following table sets forth the computation of the basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income	$1,260	$8,045	$5,147	$12,027
Accretion of preferred dividends	(103)	(501)	(645)	(1,002)

Net income available to common stockholders	$1,157	$7,544	$4,502	$11,025

Denominator:
Weighted average shares outstanding	46,066	3,335	24,938	3,335
Effect of dilutive options	5,476	3,241	4,348	3,189
Effect of dilutive warrants	694	1,040	994	879

Diluted weighted average common shares outstanding	52,236	7,616	30,280	7,403

Basic earnings per common share	$0.02	$0.14	$0.08	$0.17

Diluted earnings per common share	$0.02	$0.06	$0.07	$0.08

        The computation of dilutive common shares outstanding excludes the following securities:

(a)
Redeemable convertible preferred stock:

        The computation of dilutive common shares outstanding excludes the equivalent common shares that would be related to both the accreted value and the optional conversion feature of the redeemable

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

3. Earnings Per Common Share (Continued)

convertible preferred stock for the periods indicated because the effect of applying the if-converted method would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Redeemable convertible preferred stock	11,676	50,143	29,066	60,446
(b)
Options and warrants:

        The computation of dilutive common shares outstanding excludes certain stock options and warrants to purchase shares of common stock for the periods indicated because the exercise prices exceeded the average market price of the Company's common stock during such periods or the sum of assumed proceeds exceeded the average market price, and therefore the effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Options	2,354	—	1,183	—
Warrants	—	39	—	39

        The Company calculated basic earnings per common share using the two-class method under the guidelines of SFAS 128 to reflect the participation rights of each class and series of stock. Under SFAS 128, basic net income is computed for common stock outstanding during the period by dividing net income allocated to the participation rights of each class by the weighted average number of common shares outstanding during the period.

        The following presents the net income allocated to each class of common stock in the calculation of basic earnings per common share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income available to common stockholders	$1,157	$7,544	$4,502	$11,025
Net income allocated to redeemable convertible preferred stock	103	501	645	1,002

Net income	$1,260	$8,045	$5,147	$12,027

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Weighted Avg Shares	Income Allocation	Weighted Avg Shares	Income Allocation
Common stock	46,066	$923	24,938	$2,080
Redeemable convertible preferred stock	11,676	337	29,066	3,067

Total		$1,260		$5,147

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

3. Earnings Per Common Share (Continued)

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Weighted Avg Shares	Income Allocation	Weighted Avg Shares	Income Allocation
Common stock	3,335	$470	3,335	$576
Redeemable convertible preferred stock	50,143	7,575	60,446	11,451

Total		$8,045		$12,027

        The numerator of diluted earnings per common share is computed by starting with the numerator of basic earnings per common share and adding back income attributable to the participation rights of redeemable convertible preferred stock, to the extent such an adjustment would be dilutive.

        The denominator of diluted earnings per common share includes the incremental potential common shares issuable upon the following events, to the extent their effect is dilutive:

  (i)
  Exercise of stock options and warrants;

  (ii)
  Optional conversion of all outstanding shares of redeemable convertible preferred stock with each share of redeemable convertible preferred stock being converted into 2.265380093 shares of Common Stock; and

  (iii)
  Issuance of shares of common stock at fair value in payment of the accreted value of the redeemable convertible preferred stock to the holders of redeemable convertible preferred stock.

        The numerator for diluted earnings per share was not adjusted from the basic earnings per share calculation for the impact of redeemable convertible preferred stock because all potential common shares of redeemable convertible preferred stock were anti-dilutive.

4. Significant Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

        Prepaid expense and other current assets consist of the following (in thousands):

	As of June 30, 2009	As of December 31, 2008
Prepaid expenses	$1,329	$3,407
Prepaid licenses	2,826	1,798
Income tax receivable	—	1,118
Prepaid insurance	668	73
Other current assets	788	377

	$5,611	$6,773

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Significant Balance Sheet Accounts (Continued)

Property and Equipment, Net

        Property and equipment, net consist of the following (in thousands):

	As of June 30, 2009	As of December 31, 2008
Land	$368	$327
Buildings	7,494	6,109
Furniture, office equipment and software	27,363	17,420
Leasehold improvements	9,856	8,819
Vehicles	67	43

Total property and equipment	45,148	32,718
Less accumulated depreciation and amortization	(7,038)	(5,003)

Property and equipment, net	$38,110	$27,715

Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	As of June 30, 2009	As of December 31, 2008
Accrued salaries and wages	$6,089	$3,813
Accrued bonus	2,250	3,182
Accrued vacation	1,633	1,342
Income tax payable	3,289	—
Accrued expenses	8,475	8,206

	$21,736	$16,543

5. Fair Value Measurements

        The Company accounts for marketable securities under the provisions of SFAS 157. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        Marketable securities at June 30, 2009, measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157, consisted only of certificates of deposit in the amount of $10.0 million, and are valued based on third-party quotations of similar assets in active markets. The certificates of deposits were classified as Level 2 instruments.

6. Notes Payable and Long-Term Debt

        In April 2004, the Company entered into a senior secured credit agreement ("Credit Agreement") with Comerica Bank (the "Bank"). The Credit Agreement provides for a revolving credit facility

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

6. Notes Payable and Long-Term Debt (Continued)

("Revolving Credit Facility") which includes a letter of credit sub-limit ("LC Sub-limit"). The Credit Agreement also provides for an equipment line of credit ("Equipment Line") and a term loan facility ("Term Loan"), and also allows the Company to borrow subordinated debt from the Company's majority stockholder.

        In October 2008, the Credit Agreement was amended to (i) increase the maximum available borrowing capacity to $15.0 million, (ii) increase the maximum available borrowing capacity under the Revolving Credit Facility to $15.0 million, (iii) increase the LC Sub-limit to $14.2 million and (iv) extend the maturity date to October 31, 2009. In May 2009, the Credit Agreement was amended again to increase the LC Sub-limit to $15.0 million, retroactively to January 1, 2009.

        As of June 30, 2009, the Company had no borrowings outstanding under the Revolving Credit Facility. The Company used the availability under its Revolving Credit Facility to issue letters of credit aggregating $14.3 million as of June 30, 2009.

        As of June 30, 2009, the Company had no borrowings outstanding under the Equipment Line or the Term Loan.

        As part of the Credit Agreement, the Company is subject to certain limitations, including limitations on its ability to incur additional debt, make certain investments or acquisitions and enter into certain merger and consolidation transactions, among other restrictions. The Credit Agreement also contains a material adverse change clause, and the Company is required to maintain compliance with minimum profitability and minimum liquidity ratios. As of June 30, 2009, the Company was in compliance with all financial covenants in the Credit Agreement.

        Under the Credit Agreement, the Company is required to maintain an amount equal to the aggregate face amount of all issued and outstanding letters of credit in compensating balances in deposit with the Bank, which amounted to $14.3 million at June 30, 2009. Because the compensating balance is not restricted as to withdrawal, it is not classified as restricted cash in the accompanying condensed consolidated balance sheets. If the cash amount maintained with the Bank drops below the aggregate amount of all issued and outstanding letters of credit, the difference would be treated as a borrowing under its Revolving Credit Facility with assessed interest.

        The Company has a letter of credit from a credit union in the amount of $0.7 million, which is secured by a cash deposit. This amount is included in the restricted cash balance at June 30, 2009.

        As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. In that regard, in May 2009, the Company entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of June 30, 2009, the total available surety bond facility was $1.5 million and the Company had issued surety bonds totaling $45,000.

        In connection with the acquisition of the Colorado School of Professional Psychology in 2007, the Company entered into a non-interest bearing note payable agreement. The outstanding balance as of June 30, 2009 was $208,000. The outstanding balance of the note is to be paid monthly in equal installments. At June 30, 2009 there is no material difference between the fair value and the carrying amount of the Company's note payable and long-term debt.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Redeemable Convertible Preferred Stock

        The following discussion reflects the terms of the redeemable convertible preferred stock (Series A Convertible Preferred Stock) set forth in the Company's Fourth Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on July 29, 2005. All shares of redeemable convertible preferred stock were optionally converted into common stock immediately prior to the closing of the Company's initial public offering on April 20, 2009.

        The redeemable convertible preferred stock ranked senior to all common stock.

        The holders of redeemable convertible preferred stock were not entitled to any dividends except in the event that the Company declared, set aside or paid any dividend on the common stock (other than dividends payable solely in additional shares of common stock), in which case holders of the redeemable convertible preferred stock could participate in any such dividends on a per share as-converted basis. Such dividends were payable when and as declared by the Company's board of directors. No preferred stock dividends were declared during the three or six months ended June 30, 2009. See "Preferred Dividends" below for payments upon liquidation, dissolution or winding up of the Company and payments upon optional conversion.

        Each issued and outstanding share of redeemable convertible preferred stock was entitled to the number of votes equal to the number of shares of common stock into which each such share of redeemable convertible preferred stock was convertible with respect to matters presented to the stockholders of the Company for their action or consideration.

Optional Conversion Feature

        Each share of redeemable convertible preferred stock was convertible, at the option of the holder, at any time into shares of common stock at a conversion rate of 2.265380093 shares of common stock per share. As of June 30, 2009, there were no outstanding shares of redeemable convertible preferred stock that would have resulted in additional shares being issued upon optional conversion. At December 31, 2008 there were 44.8 million shares of common stock that would be issued upon optional conversion of all outstanding shares of redeemable convertible preferred stock.

        Upon an optional conversion, the holder was entitled to receive shares of common stock as discussed above, in addition to the payments discussed below under "Payments upon optional conversion." The right of the holders of redeemable convertible preferred stock to elect to receive both shares of common stock and the accreted value under the optional conversion feature resulted in fair value in excess of the invested amount, which resulted in a beneficial conversion feature to such preferred stockholders. This beneficial conversion feature was recorded as a deemed dividend on the date of the issuance of the redeemable convertible preferred stock because there was no stated redemption date (maturity date) and the optional conversion feature was immediately exercisable. The beneficial conversion feature is recognized on the condensed consolidated balance sheet as an increase in additional paid-in capital to allocate a portion of the proceeds from the issuance to the beneficial conversion feature and a decrease to additional paid-in capital for the deemed dividend. This beneficial conversion feature was measured as the excess of the fair value of the common shares into which the preferred shares are convertible over the accounting conversion price as determined in accordance with EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The Company has not issued redeemable convertible preferred stock since 2005. As of June 30, 2009 and December 31, 2008, the Company had recorded $14.1 million of deemed dividends

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Redeemable Convertible Preferred Stock (Continued)

related to the beneficial conversion feature associated with redeemable convertible preferred stock issued prior to 2006.

Preferred Dividends

(a)
Payments upon liquidation, dissolution or winding up of the Company:

        Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of redeemable convertible preferred stock were entitled to receive an amount equal to the sum of (i) the "accreted value" (as defined below) of the shares of redeemable convertible preferred stock plus (ii) any dividends declared but unpaid on the shares of redeemable convertible preferred stock. The term "accreted value" was defined as an amount equal to the sum of (i) the "stated value" (as defined below) for a share of redeemable convertible preferred stock plus (ii) 8% per year of the stated value, compounding annually and commencing on the date of issuance of such share. The term "stated value" was defined as $1.00 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, stock distribution or combination with respect to the redeemable convertible preferred stock. The amount by which the accreted value exceeded the stated value for any share of redeemable convertible preferred stock was referred to as the "accreted dividend" for such share. At the option of the holder, the accreted value could have been paid in cash or shares of common stock valued at current fair market value.

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

        During the quarter ended June 30, 2009, the Company used the proceeds from its initial public offering to pay the accreted value (carrying value) of the redeemable convertible preferred stock. The accreted value at the time of payment (April 20, 2009) was $27.7 million, of which $7.9 million was accreted dividends. At December 31, 2008, the accreted value was $27.1 million, of which $7.3 million was accreted dividends.

Mandatory Conversion

        If not earlier converted pursuant to the optional conversion feature, each share of the redeemable convertible preferred stock would have automatically converted into shares of common stock at its then effective conversion rate (2.265380093 shares of common stock per share of redeemable convertible preferred stock) (i) upon the closing of an underwritten public offering pursuant to an effective

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Redeemable Convertible Preferred Stock (Continued)

registration statement under the Securities Act of 1933 in which the net proceeds to the Company were not less than $25.0 million and the shares of common stock were designated for trading on the New York Stock Exchange, the Nasdaq National Market or the American Stock Exchange, or (ii) at any time upon the vote to so convert of the holders of at least a majority of the redeemable convertible preferred stock.

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

8. Stock-Based Compensation

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

        Before the adoption of the 2009 Plan, the Company awarded options pursuant to the Company's Amended and Restated 2005 Stock Incentive Plan ("2005 Plan"). Effective upon the closing of the Company's initial public offering, the Company was no longer able to make grants under the 2005 Plan. The Company has also awarded options outside of the 2005 Plan and the 2009 Plan from time to time.

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2008	8,827,585	$0.37	6.33	$122,219,518

Granted	2,765,822	$10.50
Exercised	(103,559)	$0.36
Forfeitures	(107,678)	$3.44

Balance at June 30, 2009	11,382,170	$2.81	8.03	$161,553,660

Vested and expected to vest at June 30, 2009	11,192,845	$2.70	8.01	$160,013,542

Exercisable at June 30, 2009	7,826,247	$0.35	7.40	$130,270,646

        The Company recorded $32.0 million and $41,000 of compensation expense related to options for the three months ended June 30, 2009 and 2008, respectively, and $32.0 million and $84,000 of compensation expense related to options for the six months ended June 30, 2009 and 2008, respectively,

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

8. Stock-Based Compensation (Continued)

in accordance with SFAS 123R. The related income tax benefit was $12.4 million and $16,000 for the three months ended June 30, 2009 and 2008, respectively, and $12.4 million and $33,000 for the six months ended June 30, 2009 and 2008, respectively.

        As of June 30, 2009, there was $12.2 million of unrecognized compensation costs related to time-vested options and $74,000 of unrecognized compensation costs related to performance-vested options.

        The Company amortizes unearned stock-based compensation over the vesting term using an accelerated graded method in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (An Interpretation of APB Opinions No. 15 and 25) ("FIN 28"). These costs are expected to be recognized over a weighted average period of 1.9 years at June 30, 2009.

        The Company granted options to purchase 2.8 million shares of common stock during the three months ended June 30, 2009 in connection with the Company's initial public offering. These options vest over a four-year period, commencing the date of grant, and have an exercise price of $10.50 per share, which is equal to the price at which shares were sold to the public in the Company's initial public offering. The aggregate grant date fair value of these options was $14.1 million.

        The following assumptions were used to estimate the fair value of the options granted during the three months ended June 30, 2009 using the Black-Scholes model:

Risk free interest rate	1.9%
Expected dividend yield	—
Expected volatility	48.0%
Expected life (in years)	6.25

        No options expired during the three months ended June 30, 2009. There were options to purchase 103,559 shares of common stock exercised during the three months ended June 30, 2009. The intrinsic value of the options exercised during the three months ended June 30, 2009 was $1.1 million. The Company received cash of $38,000 from exercised options during the three months ended June 30, 2009. The actual tax benefit related to exercised options was $0.4 million.

        The Company reserved 14.8 million and 9.9 million shares of common stock for the exercise of existing stock options and stock options available for grant as of June 30, 2009 and December 31, 2008, respectively.

Acceleration of Exit Options

        On March 28, 2009, the Company's board of directors amended the exit options for certain members of the Company's management team (10 individuals) to add an additional vesting condition so that the number of shares underlying the options that would not have vested upon the closing of the Company's initial public offering, under the original terms of the options, would vest in full upon the closing of such offering. This additional vesting condition constituted a modification under SFAS 123R. Accordingly, to the extent the exit option vested under the original vesting conditions, the original grant date fair value was recorded on the vesting date; and to the extent each exit option vested under the additional vesting condition, the modification date fair value would be recorded on the vesting date.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

8. Stock-Based Compensation (Continued)

        The compensation expense that was recorded for the exit options during the second quarter of 2009 was $30.4 million in the aggregate ($0.1 million related to the portion of the exit options vesting under the original vesting conditions and $30.3 million related to the portion of the exit options vesting under the additional vesting condition), which was based upon the sale by Warburg Pincus of 20.8% of its ownership of the Company's common stock (as-converted) in the Company's initial public offering. The incremental compensation cost resulting from the modification was $30.0 million. The compensation expense was calculated using the Black-Scholes model, including a fair value of common stock of $14.91, an exercise price of either $0.07 or $0.13 based on the respective options, an estimated life of three years, a zero dividend yield, volatility of 65% and a risk free interest rate of 1.28%. This compensation expense was recorded in accordance with where the related optionee's regular compensation is recorded.

9. Warrants

        From time to time, the Company has issued warrants to purchase common stock to various consultants, licensors and lenders. Each warrant represents the right to purchase one share of common stock. No warrants were issued during the three or six month periods ended June 30, 2009.

        The following table summarizes information with respect to all warrants outstanding as of June 30, 2009 and December 31, 2008. During the three and six months ended June 30, 2009, 655,659 and 711,215 warrants were exercised, respectively. As of June 30, 2009 and December 31, 2008, all outstanding warrants were exercisable.

Exercise Price	June 30, 2009	December 31, 2008	Expiration Date
$1.125	329,435	738,819	2013-2015
$2.250	140,286	289,452	2013
$2.835	172,222	305,554	2013
$2.925	19,555	38,888	2013
$4.500	166,666	166,666	2013
$9.000	38,511	38,511	2013

10. Income Taxes

        The Company's current estimated annual effective income tax rate that has been applied to normal, recurring operations for the six months ended June 30, 2009 was 43.7%. The Company's effective income tax expense rate was 43.3% for the six months ended June 30, 2009. The effective tax rate for the three and six months ended June 30, 2009 differed from the Company's estimated annual effective tax rate due to the impact of discrete items on the Company's income before the provision for income taxes. These discrete items related to interest accrued on unrecognized tax benefits discussed below.

        On January 1, 2008, the Company adopted FASB Interpretation ("FIN") 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). As a result of the implementation of FIN 48, the Company had no material additions to reserves for uncertain tax positions. At June 30, 2009 and December 31, 2008, the Company had $3.2 million and $2.7 million of gross unrecognized tax benefits respectively, of

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

10. Income Taxes (Continued)

which $0.8 million and $0.3 million, respectively, would impact its effective income tax rate if recognized.

        The Company expects an increase in the FIN 48 liability for unrecognized tax benefits in the next 12 months of approximately $2.3 million, the majority of which will affect its operating results. The Company is subject to U.S. federal income tax and multiple state tax jurisdictions. The 2003 through 2008 tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

        The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of June 30, 2009 and December 31, 2008 was $0.2 million and $0.2 million, respectively.

11. Regulatory

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

        To participate in Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the U.S. Department of Education and certified as eligible by the U.S. Department of Education. The U.S. Department of Education will certify an institution to participate in Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the U.S. Department of Education's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the U.S. Department of Education on an ongoing basis. As of June 30, 2009 and December 31, 2008, management believes the Company is in compliance with the applicable regulations in all material respects.

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

Student Default Rate

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

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11. Regulatory (Continued)

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

Financial Responsibility

        The U.S. Department of Education calculates an institution's composite score for financial responsibility based on its (i) equity ratio, which measures the institution's capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution's ability to operate at a profit. An institution that does not meet the U.S. Department of Education's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the U.S. Department of Education and possibly accepting other conditions on its participation in the Title IV programs.

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

        For the fiscal year ended July 31, 2007, the University of the Rockies did not meet the composite score standard prescribed by the U.S. Department of Education and was required to post a letter of credit in favor of the U.S. Department of Education equal to 30% of total Title IV funds received in the fiscal year ending July 31, 2007, to accept provisional certification to participate in Title IV programs and to conform to the regulations of heightened cash monitoring level one method of payment. The University of the Rockies has posted the required letter of credit in the amount of $0.7 million, which will remain in effect through October 1, 2009.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11. Regulatory (Continued)

        In July 2009, the U.S. Department of Education notified the Company that the University of the Rockies received a composite score of 1.7 for the fiscal year ended December 31, 2008, which satisfied the composite score requirement of the financial responsibility test under Title IV for such year. Accordingly, the University of the Rockies was released from the requirement to post a letter of credit in favor of the U.S. Department of Education and the requirement to conform to the regulations of the heightened cash monitoring level one method of payment.

The "90/10" Rule

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

        In May 2008, the Ensuring Continued Access to Student Loans Act increased the annual loan limits on federal unsubsidized student loans by $2,000 for the majority of the Company's students enrolled in associates and bachelors degree programs, and also increased the aggregate loan limits (over the course of a student's education) on total federal student loans for certain students. This increase in student loan limits, together with increases in Pell grants, has increased the amount of Title IV program funds used by students to satisfy tuition, fees and other costs, which has increased the proportion of the Company's revenue deemed to be from Title IV programs. The Higher Education Opportunity Act provides temporary relief from the impact of these loan limit increases by allowing any amounts received between July 1, 2008 and July 1, 2011 that are attributable to the increased annual loan limits to be excluded from the 90/10 rule calculation. The implementing regulations for this temporary relief and other aspects of the 90/10 rule are being developed by the U.S. Department of Education and are expected to be published in final form by November 1, 2009. There remains uncertainty about the manner in which the temporary relief will be implemented. The Company continues to monitor the rulemaking process, as the resolution of interpretive issues will impact the benefit it derives from the temporary relief.

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

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11. Regulatory (Continued)

Return of Title IV Funds

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

        For the year ended December 31, 2007, Ashford University exceeded the 5% threshold for late refunds sampled, due to human error. As a result, the Company is subject to the requirement to post a letter of credit in favor of the U.S. Department of Education equal to 25% of the total refunds in 2007. Ashford University notified the U.S. Department of Education of its intention to post this letter of credit, but was advised by the U.S. Department of Education that such posting was unnecessary because the Company had already posted a letter of credit due to its failure to meet the composite score standard for the year ended December 31, 2007, which letter of credit was in excess of the amount required for late refunds. Although the Company has taken steps to reduce late refunds, it cannot ensure that such steps will be sufficient to address this issue.

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

12. Commitments and Contingencies

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

Settlement of Stockholder Dispute

        In February 2009, certain holders of common stock and warrants to purchase common stock asserted various claims against the Company, its directors and officers and Warburg Pincus regarding amendments to the Company's certificate of incorporation made in connection with financings in 2005 and certain stock options granted by the Company to its employees. The claimants represented 90% of the holders of common stock and 59% of the shares of common stock subject to warrants outstanding, in each case as of July 27, 2005. In March 2009, the Company reached a settlement with the claimants regarding these claims and recorded a total expense of $11.1 million related to the settlement during

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

12. Commitments and Contingencies (Continued)

the three months ended March 31, 2009, of which $10.6 million was a non-cash expense. After settling with the claimants, the Company notified the other holders of common stock and other holders of warrants to purchase shares of common stock, in each case as of July 27, 2005, regarding these claims, the settlement terms and their ability to participate in the settlement. In April 2009, the Company reached settlement with the holders of 100% of the common stock and 100% of the shares subject to warrants outstanding, in each case as of July 27, 2005, at which time the Company ceased to be a potential obligor related to the claims asserted by these security holders. No additional expense was recorded in the three months ended June 30, 2009.

        The settlement resulted in the issuance of an aggregate of 710,097 shares of common stock, with a total value of $10.6 million and cash payments totaling $433,000 which were paid in April 2009.

13. Initial Public Offering

        On April 20, 2009, the Company closed its initial public offering of common stock, in which 15.5 million shares of common stock were sold to the public at an offering price of $10.50 per share. The offering included 3.5 million shares sold by the Company and 12.0 million shares sold by selling stockholders. The net proceeds to the Company from this offering were $28.8 million, after deducting underwriting discounts and commissions and offering expenses. The Company used the proceeds from the offering primarily to pay the accreted value of the redeemable convertible preferred stock ($27.7 million) upon the optional conversion of all outstanding shares of redeemable convertible preferred stock into 44.7 million shares of common stock at the closing of the offering.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements

        This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources. These forward-looking statements may include, without limitation, statements regarding: resilience of our enrollments during the economic downturn; the impact of the settlement of the stockholder dispute and the acceleration of exit options; the expected decrease in capital expenditures as a percentage of revenue; our institutions' ability to satisfy composite score requirements under Title IV; proposed new programs; expectations that regulatory developments or other matters will not have a material adverse effect on our enrollments, financial position, results of operations and our liquidity; projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; management's goals and objectives and other similar matters that are not historical facts. Words such as "may," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions, as well as statements in the future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking.

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

        We deliver programs online as well as at our traditional campuses located in Clinton, Iowa and Colorado Springs, Colorado. As of June 30, 2009, we offered over 1,026 courses and 52 degree programs, 37 minors and 113 specializations. We had 45,504 students enrolled in our institutions as of June 30, 2009, 99% of whom were attending classes exclusively online.

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

        In September 2007, we acquired the assets of the Colorado School of Professional Psychology, located in Colorado Springs, Colorado, and renamed it the University of the Rockies. Founded as a non-profit organization in 1998 by faculty from Chapman University, the school offers master's and doctoral programs primarily in psychology. At the time of the acquisition, the school had 75 students and did not offer any online courses or programs. In October 2008, through the University of the Rockies, we launched one online master's program with two specializations and our first online doctoral program.

Regulatory developments

        In June 2009, the U.S. Department of Education held three public hearings focused on developing new Title IV regulations, including those related to satisfactory academic progress, incentive compensation paid by institutions to persons or entities engaged in student recruiting or admission activities, gainful employment in a recognized occupation, state authorization as a component of institutional eligibility, the definition of a credit hour for purposes of determining program eligibility status, verification of information included on student aid applications and the definition of a high school diploma as a condition of receiving federal student aid. The U.S. Department of Education has stated that it plans to convene negotiated rulemaking sessions in the fall of 2009 with the objective of developing regulations to address these and other issues raised at the public hearings. Additionally, the U.S. Department of Education is in the process of issuing new regulations to implement the amendments made to the Higher Education Act by the Higher Education Opportunity Act enacted in August 2008. The new regulations will emerge from five negotiated rulemaking sessions conducted and concluded earlier this year and will cover a broad range of topics including the 90/10 rule, cohort default rates and other matters. The first of five sets of new regulations was published in proposed form on July 23, 2009. The proposed regulations are subject to notice and comments from the public and are expected to be issued in final form no later than November 1, 2009. We are closely monitoring any policy or regulatory changes resulting from these rulemaking sessions which could impact our institutions and our business.

        In July 2009, the House Committee on Education and Labor passed the Student Aid and Fiscal Responsibility Act of 2009, H.R. 3221. This legislation, which was designed to address the goals outlined by the budget of the Obama Administration, would amend the Higher Education Act to prohibit new federally guaranteed loans from being made under the Federal Family Education Loan, or FFEL, Program, beginning on July 1, 2010, at which time all new federal education loans would be originated through the Federal Direct Loan Program. The legislation would also, among other matters, provide for automatic increases in the maximum amount of the Federal Pell Grant for which a student would be eligible (subject to appropriations), create a new Federal Direct Perkins Loan program (to replace the current Perkins loan program) and provide relief to for-profit institutions by amending the "90/10 rule" (i) to extend to July 2012 the ability of for-profit institutions to exclude from their Title IV revenues the additional $2,000 per student in certain annual federal student loan amounts that became available in June 2008, (ii) to exclude from the 90/10 rule calculation for the period July 1, 2010 through July 1, 2012 the revenue received from loans disbursed under the Federal Direct Perkins Loan program (iii) to give for-profit institutions three years (as opposed to two) to come into compliance with the 90/10 rule, and (iv) to give for-profit institutions two years (as opposed to one) of non-compliance with the 90/10 rule before they would be moved into provisional eligibility status. For more information about the 90/10 rule, see Note 11, "Regulatory—The 90/10 Rule," to the condensed consolidated financial statements which are included in Part I, Item 1 of this report. The Student Aid and Fiscal Responsibility Act of 2009 has not been passed by Congress and is subject to further review and amendment. If the legislation passes, our institutions would be required to certify loans through the Federal Direct Loan Program, for which we are eligible to participate, rather than through the FFEL Program. We expect to be able to fully transition from the FFEL Program to the Federal Direct Loan Program by the proposed July 1, 2010 phase-out date, if necessary.

        In July 2009, the U.S. Department of Education notified us that the University of the Rockies received a composite score of 1.7 for the fiscal year ended December 31, 2008, which satisfied the composite score requirement of the financial responsibility test under Title IV for such year. Accordingly, the University of the Rockies was released from the requirement to post a letter of credit in favor of the U.S. Department of Education and the requirement to conform to the regulations of the heightened cash monitoring level one method of payment.

Initial public offering

        On April 20, 2009, we closed our initial public offering of common stock, in which 15.5 million shares of common stock were sold to the public at an offering price of $10.50 per share. The offering included 3.5 million shares sold by us and 12.0 million shares sold by selling stockholders. The net proceeds to us from this offering were $28.8 million, after deducting underwriting discounts and commissions and offering expenses. We used the proceeds from the offering primarily to pay the accreted value of the Series A Convertible Preferred Stock ($27.7 million) upon the optional conversion of all outstanding shares of Series A Convertible Preferred Stock into 44.7 million shares of common stock at the closing of the offering. The balance of the proceeds was used for general corporate purposes.

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

Critical Accounting Policies and Use of Estimates

        For a discussion of our critical accounting policies and estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Use of Estimates" included in Part I, Item 2 of our quarterly report on Form 10-Q for the period ended March 31, 2009 filed with the SEC on May 21, 2009. Included below is an update for certain of our critical accounting policies and estimates as of June 30, 2009.

Stock-based compensation

        We grant options to purchase our common stock to certain employees and directors under our equity incentive plans. The benefits provided under these plans are share-based payments subject to the provisions of revised SFAS No. 123, Share-Based Payments, or SFAS 123R. Effective January 1, 2006, we adopted the provisions of SFAS 123R. SFAS 123R, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, replaces our previous accounting for share-based awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recorded in our consolidated statement of income based upon their fair values.

        Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date fair value of the award and is expensed over the vesting period. We estimate the fair value of stock options awards on the grant date using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating our volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

        Our computation of expected term was calculated using the simplified method, as permitted by SAB No. 107, Share-Based Payment, and SAB No. 110, Share-Based Payment. The risk-free interest rate is based on the United States Treasury yield of those maturities that are consistent with the expected term of the stock option in effect on the grant date of the award. Dividend rates are based upon historical dividend trends and expected future dividends. As we have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future, a zero dividend rate is assumed in our calculation. Because our stock has historically not been publicly traded and we had no substantial historical data on the volatility of our stock as of June 30, 2009, our expected volatility is estimated by analyzing the historical volatility of comparable public companies, which we refer to as guideline companies. In evaluating the comparability of the guideline companies, we consider factors such as industry, stage of life cycle, size and financial leverage.

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

        Our board of directors estimated the fair value of the common stock underlying stock-based awards granted through April 14, 2009, the effective date of the registration statement we filed in connection with our initial public offering. The intent was for all options granted to be exercisable at a price per share not less than the per share fair market value of common stock on the date of grant. As a privately held company, our board of directors made a reasonable estimate of the then-current fair value of our common stock as of the date of each option grant. Our board of directors considered numerous objective and subjective factors in determining the fair value of our common stock at each option grant date, including the following: (i) the price of the Series A Convertible Preferred Stock we issued in arm's-length transactions and the rights, preferences and privileges of such stock relative to the common stock; (ii) our performance and the status of our business plan development and marketing efforts and (iii) our stage of development and business strategy.

        In determining the fair value of our common stock, we used a combination of the income approach and the market approach to estimate our total enterprise value at each valuation date. We then used that enterprise value to estimate the fair value of the common stock in the context of our capital structure as of each valuation date.

        As a public company, our board of directors will grant options with an exercise price that equals or exceeds the closing price of our common stock, as reported by the New York Stock Exchange, on the date of grant.

Recent Accounting Pronouncements

        For recent accounting pronouncements, see Note 2, "Summary of Significant Accounting Policies—Recent Accounting Pronouncements," to the condensed consolidated financial statements which are included in Part I, Item 1 of this report.

Results of Operations

        The following table sets forth the condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	25.6	25.5	25.9	28.9
Marketing and promotional	35.8	36.8	35.2	37.6
General and administrative	37.0	15.9	34.3	17.0

Total costs and expenses	98.4	78.2	95.4	83.5

Operating income	1.6	21.8	4.6	16.5
Other income (expense), net	0.0	(0.1)	0.0	(0.1)

Income before income taxes	1.6	21.7	4.6	16.4
Income tax expense	0.5	5.6	2.0	2.9

Net income	1.1%	16.1%	2.6%	13.5%

        We have experienced significant growth in enrollments, revenue and operating income as well as improvement in liquidity since our acquisition of Ashford University in March 2005. We continue to grow in response to the increasing demand in the market for higher education. We believe our enrollment and revenue growth has been driven primarily by (i) our significant investment in enrollment advisors and online advertising which commenced immediately upon our acquisition of Ashford University and (ii) students' acceptance of our value proposition. Our significant growth in operating income is a result of leveraging our fixed costs with increased revenue.

        Through 2008 and the first two quarters of 2009, we have seen enrollments and revenue continue to increase even though general economic conditions have deteriorated. During 2008 and the first two quarters of 2009, we did not see any unfavorable impact from the decline in general economic conditions on our liquidity, capital resources or results of operations. While we cannot guarantee that these trends will continue, we believe that the performance of our company, as well as the performance of other for-profit education providers generally, has been resilient in the current economic downturn due to (i) the continued availability of Title IV funds to finance student tuition payments, (ii) increased demand for postsecondary education resulting from a deteriorating labor market, (iii) lower advertising costs and (iv) decreased turnover in enrollment advisors and other personnel. To meet the challenges of the current economy, we plan to continue to invest significantly in enrollment advisors and online advertising, which actions we expect will result in our enrollments and operating income continuing to grow, though perhaps not at the same rate as in the past.

        We expect certain expenses to have a significant effect on the comparability of recent and future results of operations. In particular, our operating results have been adversely impacted by the recording of expenses related to (i) the settlement of the stockholder dispute in the first quarter of 2009, an expense of $11.1 million (of which $10.6 million was a non-cash expense) and (ii) the acceleration of exit options in the second quarter of 2009, a non-cash expense of $30.4 million. See Note 8, "Stock-Based Compensation—Acceleration of Exit Options," and Note 12, "Commitments and Contingencies—Settlement of Stockholder Dispute," to the condensed consolidated financial statements which are included in Part I, Item 1 of this report. In addition, we estimate that our incremental annual costs associated with being a publicly traded company will be between $2.5 million and $4.0 million per year.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

        Revenue.    Our revenue for the three months ended June 30, 2009 was $110.9 million, representing an increase of $61.0 million, or 122.1%, as compared to revenue of $49.9 million for the three months ended June 30, 2008. This increase was primarily due to enrollment growth of 101.3%, from 22,607 students at June 30, 2008 to 45,504 students at June 30, 2009. Enrollment growth is driven by various factors including the students' acceptance of our value proposition, the quality of lead generation efforts, the number of enrollment advisors and our ability to retain existing students. In addition to the increase in student enrollment, the revenue increase was also positively impacted by the 5% tuition increase effective April 1, 2009 and the decision to move to a single credit hour price for all Ashford University undergraduate students. The tuition increase and the move to a single credit hour price accounted for approximately 6.0% and 11.8%, respectively, of the revenue increase between periods. These increases were partially offset by an increase in institutional scholarships of 281.9% between periods.

        Instructional costs and services expenses.    Our instructional costs and services expenses for the three months ended June 30, 2009 were $28.4 million, representing an increase of $15.7 million, or 122.7%, as compared to instructional costs and services expenses of $12.7 million for the three months ended June 30, 2008. This increase was primarily due to an increase in educational support services and increases in instructional costs as a result of the increase in enrollments, as well as a $2.1 million charge related to the instructional costs and services portion of the acceleration of exit options that occurred in the second quarter of 2009. Our instructional costs and services expenses as a percentage of revenue increased by 0.1% to 25.6% for the three months ended June 30, 2009, as compared to 25.5% for the three months ended June 30, 2008. This increase in 2009 was driven by the exit option charge offset by improvements in our variable cost structure due to ongoing work on process improvements, including more efficient course scheduling and use of faculty. Bad debt as a percentage of revenue was 4.1% for the three months ended June 30, 2009 as compared to 4.7% for the three months ended June 30, 2008, primarily due to the procedural improvements in the processing of receivables.

        Marketing and promotional expenses.    Our marketing and promotional expenses for the three months ended June 30, 2009 were $39.7 million, representing an increase of $21.3 million, or 115.9%, as compared to marketing and promotional expenses of $18.4 million for the three months ended June 30, 2008. This increase was driven by greater spending in targeted marketing and online media and an increase in recruitment and marketing staffing, as well as a $5.0 million charge related to the marketing and promotional portion of the acceleration of exit options that occurred in the second quarter of 2009. Our marketing and promotional expenses as a percentage of revenue decreased by 1.0% to 35.8% for the three months ended June 30, 2009, from 36.8% for the three months ended June 30, 2008, primarily due to improvements in our variable cost structure as they relate to advertising.

        General and administrative expenses.    Our general and administrative expenses for the three months ended June 30, 2009 were $41.1 million, representing an increase of $33.2 million, or 418.5%, as compared to general and administrative expenses of $7.9 million for the three months ended June 30, 2008. This increase was primarily attributable to a $23.3 million charge related to the general and administrative portion of the acceleration of exit options that occurred in the second quarter of 2009, as well as to increased wages of $4.1 million, increased rent of $3.6 million, increased legal and accounting expenses of $1.2 million, increased travel of $0.4 million and other costs of $0.6 million. Our general and administrative expenses as a percentage of revenue increased by 21.1% to 37.0% for the three months ended June 30, 2009, from 15.9% for the three months ended June 30, 2008, primarily due to the increased costs noted above.

        Other income (expense), net.    Other income was $44,000 for the three months ended June 30, 2009, as compared to other expense of $38,000 for the three months ended June 30, 2008, representing a change of $82,000. The increase was primarily due to increased levels of interest income on higher average cash balances.

        Income tax expense.    We recognized tax expense for the three months ended June 30, 2009 and 2008 of $0.6 million and $2.8 million, at effective tax rates of 31.8% and 26.0%, respectively. The increase in our effective tax rate in 2009 as compared to 2008 was primarily due to (i) an increase in our FIN 48 liability in 2009 and (ii) a nonrecurring benefit related to the release in 2008 of the valuation allowance existing at December 31, 2007. The higher effective tax also reflects the fact that the $11.1 million stockholder settlement charge recorded in the first quarter of 2009 is only partially deductible for tax purposes.

        Net income.    Net income was $1.3 million for the three months ended June 30, 2009, compared to net income of $8.0 million for the three months ended June 30, 2008, a decrease of $6.7 million, as a result of the factors discussed above.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

        Revenue.    Our revenue for the six months ended June 30, 2009 was $195.2 million, representing an increase of $106.3 million, or 119.6%, as compared to revenue of $88.9 million for the six months ended June 30, 2008. This increase was primarily due to enrollment growth of 101.3%, from 22,607 students at June 30, 2008 to 45,504 students at June 30, 2009. Enrollment growth is driven by various factors including the students' acceptance of our value proposition, the quality of lead generation efforts, the number of enrollment advisors and our ability to retain existing students. In addition to the increase in student enrollment, the revenue increase was also positively impacted by the 5% tuition increase effective April 1, 2009 and the decision to move to a single credit hour price for all Ashford undergraduate students. The tuition increase and the move to a single credit hour price accounted for approximately 3.4% and 6.8%, respectively, of the revenue increase between periods. These increases were partially offset by an increase in institutional scholarships of 263.1% between periods.

        Instructional costs and services expenses.    Our instructional costs and services expenses for the six months ended June 30, 2009 were $50.5 million, representing an increase of $24.8 million, or 96.6%, as compared to instructional costs and services expenses of $25.7 million for the six months ended June 30, 2008. This increase was primarily due to an increase in educational support services and increases in instructional costs as a result of the increase in enrollments, as well as a $2.1 million charge related to the instructional costs and services portion of the acceleration of exit options that occurred in the second quarter of 2009. Our instructional costs and services expenses as a percentage of revenue decreased by 3.0% to 25.9% for the six months ended June 30, 2009, as compared to 28.9% for the six months ended June 30, 2008. This decrease in 2009 was driven by improvements in our variable cost structure due to ongoing work on process improvements, including more efficient course scheduling and use of faculty, offset partially by the exit option charge. Bad debt as a percentage of revenue was 4.7% for the six months ended June 30, 2009 as compared to 6.0% for the six months ended June 30, 2008, primarily due to the procedural improvements in the processing of receivables.

        Marketing and promotional expenses.    Our marketing and promotional expenses for the six months ended June 30, 2009 were $68.8 million, representing an increase of $35.4 million, or 105.7%, as compared to marketing and promotional expenses of $33.4 million for the six months ended June 30, 2008. This increase was driven by greater spending in targeted marketing and online media and an increase in recruitment and marketing staffing, as well as a $5.0 million charge related to the marketing and promotional portion of the acceleration of exit options that occurred in the second quarter of 2009. Our marketing and promotional expenses as a percentage of revenue decreased by 2.4% to 35.2% for the six months ended June 30, 2009, from 37.6% for the six months ended June 30, 2008, primarily due to improvements in our variable cost structure as they relate to advertising.

        General and administrative expenses.    Our general and administrative expenses for the six months ended June 30, 2009 were $67.0 million, representing an increase of $51.9 million, or 342.5%, as compared to general and administrative expenses of $15.1 million for the six months ended June 30, 2008. This increase was primarily attributable to (i) an $11.1 million charge related to the stockholder settlement in the first quarter of 2009 and (ii) a $23.3 million charge related to the general and administrative portion of the acceleration of exit options that occurred in the second quarter of 2009, as well as to increased wages of $7.3 million, increased rent of $6.0 million, increased legal and accounting expenses of $2.7 million, increased travel of $0.7 million and other costs of $0.8 million. Our general and administrative expenses as a percentage of revenue increased by 17.3% to 34.3% for the six months ended June 30, 2009, from 17.0% for the six months ended June 30, 2008, primarily due to the increased costs noted above.

        Other income (expense), net.    Other income was $0.1 million for the six months ended June 30, 2009, as compared to other expense of $0.1 million for the six months ended June 30, 2008, representing a change of $0.2 million. The increase was principally due to increased levels of interest income on higher average cash balances.

        Income tax expense.    We recognized tax expense for the six months ended June 30, 2009 and 2008 of $3.9 million and $2.5 million, at effective tax rates of 43.3% and 17.3%, respectively. The increase in our effective tax rate in 2009 as compared to 2008 was primarily due to (i) an increase in our FIN 48 liability in 2009 and (ii) a nonrecurring benefit related to the release in 2008 of the valuation allowance existing at December 31, 2007. The higher effective tax also reflects the fact that the $11.1 million stockholder settlement charge recorded in the first quarter of 2009 is only partially deductible for tax purposes.

        Net income.    Net income was $5.1 million for the six months ended June 30, 2009, compared to net income of $12.0 million for the six months ended June 30, 2008, a decrease of $6.9 million, as a result of the factors discussed above.

Liquidity and Capital Resources

        We financed our operating activities and capital expenditures during the six months ended June 30, 2009 and 2008 primarily through cash provided by operating activities. Our cash and cash equivalents were $111.9 million at June 30, 2009 and $56.5 million at December 31, 2008. Our restricted cash was $0.7 million at June 30, 2009 and December 31, 2008. At June 30, 2009, we had marketable securities of $10.0 million.

        Based on our current level of operations and anticipated growth in enrollments, we believe that our cash flow from operations, existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.

Credit Agreement

        We have a credit agreement, which we refer to as the Credit Agreement, with Comerica Bank which provides for a maximum amount of borrowing under a revolving credit facility of $15.0 million, with a letter of credit sub-limit of $15.0 million. The Credit Agreement also provides for an equipment line of credit not to exceed $0.2 million. As of June 30, 2009, we used the availability under the revolving credit facility to issue letters of credit aggregating $14.3 million. We had no borrowings outstanding under the revolving credit facility as of June 30, 2009.

        Under the Credit Agreement, we are subject to certain limitations including restrictions on our ability to incur additional debt, make certain investments or acquisitions and enter into certain merger and consolidation transactions, among other restrictions. The Credit Agreement also contains a material adverse change clause, and we are required to maintain compliance with a minimum tangible net worth financial covenant. As of June 30, 2009 and December 31, 2008, we were in compliance with all financial covenants in our Credit Agreement. If we fail to comply with any of the covenants or experience a material adverse change, the lenders could elect to prevent us from borrowing or issuing letters of credit and declare the indebtedness to be immediately due and payable.

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

        Based on the financial statements for the fiscal year ended December 31, 2007, Ashford University and the University of the Rockies did not satisfy the composite score requirement of the financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. As a result, (i) Ashford University posted a letter of credit in favor of the U.S. Department of Education in the amount of $12.1 million, remaining in effect through September 30, 2009, and (ii) the University of the Rockies posted a letter of credit in favor of the U.S. Department of Education in the amount of $0.7 million, remaining in effect through October 1, 2009. Additionally, we have posted an aggregate of $2.1 million in letters of credit related to our leased facilities and vehicles. The letters of credit related to Ashford University and to our leased facilities are issued under our Credit Agreement. The letter of credit on behalf of the University of the Rockies was issued by another financial institution and is secured by a cash deposit of $0.7 million.

        In July 2009, the U.S. Department of Education notified us that the University of the Rockies received a composite score of 1.7 for the fiscal year ended December 31, 2008, which satisfied the composite score requirement of the financial responsibility test under Title IV for such year. Accordingly, the University of the Rockies was released from the requirement to post a letter of credit in favor of the U.S. Department of Education. Although we also expect Ashford University to satisfy the composite score requirement of the financial responsibility test under Title IV for the year ending December 31, 2008, and as a result would not be required to replace its outstanding letter of credit upon expiration, we expect to have sufficient cash on hand and availability of credit to replace or increase the letter of credit if necessary.

  Operating activities

        Net cash provided by operating activities was $76.5 million and $23.2 million for the six months ended June 30, 2009 and 2008, respectively. The increase from 2008 to 2009 was primarily due to an increase in net income (excluding the non-cash charges related to the stockholder settlement and the acceleration of exit options) and $42.7 million of deferred revenue related to our overall growth and timing of receivables. We expect to continue to generate cash from our operations for the foreseeable future.

  Investing activities

        Our cash used in investing activities is primarily related to the purchase of property and equipment. Net cash used in investing activities was $23.5 million and $2.5 million for the six months ended June 30, 2009 and 2008, respectively. Capital expenditures were $12.0 million and $1.8 million for the six months ended June 30, 2009 and 2008, respectively. The increase in 2009 from 2008 is primarily related to the purchase of property and equipment and leasehold improvements relating to a facility for which we began rental payments in the first quarter of 2009. We will continue to invest in computer equipment and office furniture and fixtures to support our increasing employee headcounts. We expect future capital expenditures to decrease as a percentage of revenue.

        During the second quarter of 2009, we purchased $10.0 million of marketable securities. We manage our excess cash pursuant the quantitative and qualitative operational guidelines of our cash investment policy. Our cash investment policy, which was adopted by our audit committee and our board of directors in May 2009 and is managed by our chief financial officer, has the following primary objectives (in order of priority): preserving principal, meeting our liquidity needs, minimizing market and credit risk, and providing after-tax returns. Under the policy's guidelines, we invest our excess cash exclusively in high-quality, short-term, U.S.-dollar denominated financial instruments. For a discussion of the measures we use to mitigate the exposure of our cash investments to market risk, credit risk and interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk" in Part I, Item 3 of this report.

  Financing activities

        Net cash provided by financing activities was $2.4 million for the six months ended June 30, 2009 and used in financing was $3.0 million for the six months ended June 30, 2008. During the six months ended June 30, 2009, net cash provided by financing activities was generated primarily from the net proceeds of our initial public offering, after deducting underwriting discounts and commissions and offering expenses ($28.8 million), offset by the payment of the accreted value of the Series A Convertible Preferred Stock ($27.7 million) upon the optional conversion of all outstanding shares of Series A Convertible Preferred Stock into common stock at the closing of the offering.

        We expect to continue to utilize commercial financing, lines of credit and term debt for the purpose of expansion of our online business infrastructure and to expand and improve our ground campuses in Clinton, Iowa and Colorado Springs, Colorado.

Seasonality

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market and credit risk

        Pursuant to our cash investment policy (adopted in May 2009), we attempt to mitigate the exposure of our cash investments to market and credit risk by (i) diversifying concentration risk to ensure that we are not overly concentrated in a limited number of financial institutions, (ii) monitoring and managing the risks associated with the national banking and credit markets, (iii) investing in U.S. dollar-denominated assets and instruments only, (iv) diversifying account structures so that we maintain a decentralized account portfolio with numerous stable, highly-rated and liquid financial institutions and (v) ensuring that our investment procedures maintain a defined and specific scope such that we will not invest in higher-risk investment accounts, including long-term corporate bonds, financial swaps or derivative and corporate equities. Accordingly, under the guidelines of the policy, we invest our excess cash exclusively in high-quality, short-term, U.S.-dollar denominated financial instruments. All of our marketable securities as of June 30, 2009 were certificates of deposit at financial institutions that maintain a rating of A1 or P1 or higher.

        Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. In addition, unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

        We have no derivative financial instruments or derivative commodity instruments.

Interest rate risk

        All of our capital lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates. However, to the extent we borrow funds under the Credit Agreement, we would be subject to fluctuations in interest rates. As of June 30, 2009, we had no borrowings under the Credit Agreement.

        Our future investment income may fall short of expectations due to changes in interest rates. At June 30, 2009, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value, or cash flows related to investments in cash equivalents or interest earning marketable securities.

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

        In particular, we concluded that we did not have: (i) a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of GAAP, performance of supervisory review and analysis and application of sufficient analysis on significant contracts, judgments and estimates; or (ii) effective controls over the selection, application and monitoring of accounting policies related to redeemable convertible preferred stock, earnings per share, leasing transactions and stock-based compensation to ensure that such transactions were accounted for in conformity with GAAP.

        We are committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting. Our chief financial officer is responsible for implementing changes and improvements in our internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses. We have continued to implement a number of significant changes and improvements in our internal control over financial reporting during the first half of 2009, specifically:

  •
  hiring key personnel, including a director of financial planning, manager of financial reporting, financial reporting accountant, manager of internal audit and assistant controller, as well as certain consultants, in each case with experience managing and working in the corporate accounting department of a publicly traded company;

  •
  making process changes in the financial reporting area, including additional oversight and review; and

  •
  conducting training of our accounting staff for purposes of enabling them to recognize and properly account for transactions of the types described above.

        Management plans to implement further process changes and conduct further training during 2009. We cannot assure you that the measures we have taken to date and plan to take will remediate the material weaknesses we have identified.

Evaluation of disclosure controls and procedures

        We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the end of the period covered by this report because of the material weaknesses discussed above under "Material weaknesses."

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        In the ordinary conduct of business, we are subject to various lawsuits and claims covering a wide range of matters, including, but not limited to, claims involving students or graduates and routine employment matters. We do not believe that the outcome of any pending claims will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

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

        On March 29, 2009, we reached a settlement with the claimants regarding these claims. Upon the settlement in the first quarter of 2009, we recorded a total expense of $11.1 million related to the settlement, of which $10.6 million was non-cash.

        The settlement did not constitute an admission of guilt or liability on our part or on the part of Warburg Pincus or any of our officers or directors. In exchange for a general release of claims against us, our directors and officers and Warburg Pincus, we and Warburg Pincus signed settlement agreements with the claimants pursuant to which we agreed:

  •
  to issue an aggregate of 710,097 shares of common stock to the holders of common stock as of July 27, 2005;

  •
  to make a cash payment to holders of warrants to purchase common stock as of July 27, 2005 (other than holders who have been our employees, or related to our employees) in an amount equal to $0.63 per share of common stock underlying each such warrant, resulting in a total cash payment of $433,000, of which the claimants would receive approximately 59%;

  •
  to amend the Amended and Restated Registration Rights Agreement dated January 9, 2009 (Registration Rights Agreement), among Bridgepoint Education, Inc., Warburg Pincus and certain other security holders, to provide that the shares of common stock to be sold in our initial public offering would be allocated (i) first, to us, (ii) second, to members of our management team (in an amount not to exceed 10% of each member's vested holdings as of April 30, 2009, assuming the vesting in full of all exit options held by such members as of that date), (iii) third, to all holders of common stock and warrants that are parties to the Registration Rights Agreement except Warburg Pincus (in an amount not to exceed 50% of the "Registrable Securities" held by such holders) and (iv) fourth, to Warburg Pincus; and

  •
  to pay the reasonable fees and expenses of counsel to the security holders, not to exceed $50,000.

        After settling with the claimants, we notified the other holders of common stock and other holders of warrants to purchase shares of common stock, in each case as of July 27, 2005, regarding these claims, the settlement terms and their ability to participate in the settlement. In April 2009, we reached settlement with the holders of 100% of the common stock and 100% of the shares subject to warrants outstanding, in each case as of July 27, 2005, at which time we ceased to be a potential obligor related to the claims asserted by these security holders. No additional expense was recorded in the second quarter of 2009 related to the settlement of the stockholder dispute.

Item 1A.    Risk Factors

        Investing in our common stock involves risk. In addition to the updated risk factor set forth below, you should carefully consider the risk factors discussed in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 21, 2009. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

The Department of Education's Office of Inspector General has commenced a compliance audit of Ashford University which is ongoing, and which could result in repayment of Title IV funds, interest, fines, penalties, remedial action, damage to our reputation in the industry or a limitation on, or a termination of, our participation in Title IV programs.

        The Department of Education's Office of Inspector General (OIG) is responsible for promoting the effectiveness and integrity of the Department of Education's programs and operations. With respect to educational institutions that participate in Title IV programs, the OIG conducts its work primarily through an audit services division and an investigations division. The audit services division typically conducts general audits of schools to assess their administration of federal funds in accordance with applicable rules and regulations. The investigation services division typically conducts focused investigations of particular allegations of fraud, abuse or other wrongdoing against schools by third parties, such as a lawsuit filed under seal pursuant to the federal False Claims Act.

        The OIG audit services division is conducting a compliance audit of Ashford University which commenced in May 2008. The period under audit is March 10, 2005 through June 30, 2009, which is the end of the current Title IV award year of July 1, 2008 through June 30, 2009. The scope of the audit covers Ashford University's administration of Title IV program funds, including compliance with regulations governing institutional and student eligibility, award and disbursement of Title IV program funds, verification of awards, returns of unearned funds and compensation of financial aid and recruiting personnel. Based on our conversations with the OIG, we believe that the OIG is in the process of completing its field work, after which it is expected to issue a draft audit report to which we will have an opportunity to respond. We expect that the OIG will not issue a final audit report until several months thereafter. The final audit report would include any findings and any recommendations to the Department of Education's Federal Student Aid office based on those findings. If the OIG identifies findings of noncompliance in its final report, the OIG could recommend remedial actions to the office of Federal Student Aid, which would determine what action to take, if any. Such action could include requiring Ashford University to refund federal student aid funds or modify its Title IV administration procedures, imposing fines, limiting, suspending or terminating its Title IV participation or taking other remedial action. Because of the ongoing nature of the OIG audit, we cannot predict with certainty the ultimate extent of the draft or final audit findings or recommendations or the potential liability or remedial actions that might result. See "Risk Factors—Risks Related to the Extensive Regulation of Our Business—If our schools fail to comply with extensive regulatory requirements, we could face monetary liabilities or penalties, restrictions on our operations or growth or loss of access to federal loans and grants for our students on which we are substantially dependent" in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 21, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

        On July 1, 2009, we issued an aggregate of 186,763 shares of common stock to three investors upon the conversion of warrants to purchase an aggregate of 199,999 shares of common stock at a weighted average exercise price of $1.125 per share. Pursuant to the cashless net exercise feature of the warrants, the warrants could be converted, in lieu of cash exercise, into a number of shares of common stock determined by multiplying the number of shares purchasable under the warrant by the difference between the fair market value of the common stock on the date of conversion and the warrant exercise price, and dividing such product by the fair market value of the common stock on the date of conversion. The fair market value of the common stock determined in accordance with the warrants on the date of conversion was $17.00 per share. The shares were issued in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act. An appropriate legend was placed on the shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Use of Proceeds

        Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-156408) that was declared effective by the Securities and Exchange Commission on April 14, 2009. On April 20, 2009, we sold 3,500,000 shares of common stock and selling stockholders sold 10,000,000 shares of common stock at an initial public offering price of $10.50 per share for aggregate gross offering proceeds of $36.8 million to us and $105.0 million to selling stockholders. Credit Suisse and J.P.Morgan acted as co-book running managers. Additionally, on April 20, 2009, in connection with the exercise of the underwriters' over-allotment option, Warburg Pincus sold 2,025,000 additional shares of common stock at the initial public offering price of $10.50 per share for aggregate gross offering proceeds of $21.3 million. We received no proceeds from the sale of shares by selling stockholders. The offering terminated at the closing thereof.

        We paid to the underwriters underwriting discounts totaling approximately $2.4 million in connection with the offering. In addition, we incurred additional costs of $5.6 million in connection with the offering which, when added to the underwriting discounts paid by us, resulted in total expenses of $8.0 million related to the offering. Accordingly, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $28.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

        We used $27.7 million of the net proceeds from the offering to pay the accreted value of the Series A Convertible Preferred Stock, which the holders optionally converted immediately prior to the closing of the offering. The balance of the net proceeds was used for general corporate purposes in the second quarter of 2009.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

  (a)
  Exhibits

Exhibit No.	Description
10.1†	Office Lease dated June 26, 2009 with Kilroy Realty, L.P. related to the premises located at 13520 Evening Creek North, San Diego, California.
10.2†	Second Amendment to Office Lease dated June 3, 2009 with Kilroy Realty L.P. related to the premises located at 13480 Evening Creek Drive North, San Diego, California.
10.3	Ninth Amendment to Loan and Security Agreement with Comerica Bank dated May 1, 2009.
10.4	Tenth Amendment to Loan and Security Agreement with Comerica Bank dated June 22, 2009.
10.5†	Addenda to Software License Agreement with Campus Management Corp. dated June 29, 2009.
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

†
Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.
August 11, 2009	/s/ DANIEL J. DEVINE Daniel J. Devine Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)