Form 10-Q
period 2009-09-30
Bridgepoint Education Inc
filed 2009-11-04
CIK 1305323

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or
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

        The total number of shares of common stock outstanding as of October 30, 2009, was 53,500,108.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q
INDEX

Page
PART I—FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (Unaudited)	3
Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008 (Unaudited)	4
Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity for the nine months ended September 30, 2009 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (Unaudited)	6
Notes to the Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	36
PART II—OTHER INFORMATION	38
Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3. Defaults Upon Senior Securities	41
Item 4. Submission of Matters to a Vote of Security Holders	41
Item 5. Other Information	41
Item 6. Exhibits	42
SIGNATURES	43

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	As of September 30, 2009	As of December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$111,318	$56,483
Restricted cash	25	666
Marketable securities	44,962	—
Accounts receivable, net	53,065	28,946
Inventories	302	288
Current portion of deferred tax assets	2,734	2,734
Prepaid expenses and other current assets	6,629	6,773

Total current assets	219,035	95,890
Property and equipment, net	41,364	27,715
Goodwill and intangibles, net	3,270	1,897
Deferred tax assets	13,524	2,366
Other long term assets	3,564	1,378

Total assets	$280,757	$129,246

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,999	$4,705
Accrued liabilities	19,630	16,543
Income taxes payable	11,663	—
Deferred revenue and student deposits	125,114	67,425
Current portion of leases payable	141	142
Current maturities of notes payable	74	74
Other liabilities	31	40

Total current liabilities	162,652	88,929
Leases payable, less current portion	196	308
Notes payable, less current maturities	100	160
Other long term liabilities	3,751	2,740
Rent liability	6,927	3,938

Total liabilities	173,626	96,075
Commitments and contingencies (see Note 12)
Redeemable convertible preferred stock: $0.01 par value: Authorized shares—20,000 at September 30, 2009 and 19,850 at December 31, 2008; Issued and outstanding shares—zero at September 30, 2009 and 19,778 at December 31, 2008	—	27,062
Stockholders' equity:
Common stock, $0.01 par value: Authorized shares—300,000 at September 30, 2009 and December 31, 2008; Issued and outstanding shares—53,360 at September 30, 2009 and 3,335 at December 31, 2008	534	33
Additional paid-in capital	75,363	1,703
Retained earnings	31,234	4,373

Total stockholders' equity	107,131	6,109

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$280,757	$129,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$127,382	$60,277	$322,566	$149,167
Costs and expenses:
Instructional costs and services	33,120	16,368	83,611	42,050
Marketing and promotional	36,500	21,058	105,260	54,490
General and administrative	18,915	11,191	85,891	26,326

Total costs and expenses	88,535	48,617	274,762	122,866

Operating income	38,847	11,660	47,804	26,301
Other income (expense), net	162	90	277	(2)

Income before income taxes	39,009	11,750	48,081	26,299
Income tax expense	16,651	2,999	20,575	5,521

Net income	22,358	8,751	27,506	20,778
Accretion of preferred dividends	—	501	645	1,503

Net income available to common stockholders	$22,358	$8,250	$26,861	$19,275

Earnings per common share:
Basic	$0.42	$0.16	$0.49	$0.30

Diluted	$0.37	$0.07	$0.42	$0.13

Weighted average common shares outstanding used in computing earnings per common share:
Basic	53,335	3,335	34,508	3,335

Diluted	59,822	7,836	40,163	7,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and
Stockholders' Equity

(Unaudited)

(In thousands)

	Series A Convertible Preferred Stock		Common Stock
				Par Value	Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares				Total
Balance at December 31, 2008	19,778	$27,062	3,335	$33	$1,703	$4,373	$6,109

Stock-based compensation	—	—	—	—	33,947	—	33,947
Accretion of preferred dividends	—	645	—	—	—	(645)	(645)
Stockholder settlement	—	—	710	7	10,570	—	10,577
Preferred stock conversion	(19,778)	(27,707)	44,805	448	(448)	—	—
Exercise of options	—	—	104	1	37	—	38
Excess tax benefit of option exercises	—	—	—	—	429	—	429
Stock issued under employee stock purchase plan	—	—	6	1	92	—	93
Exercise of warrants	—	—	900	9	964	—	973
Stock issued in initial public offering, net of issuance costs of $8.6 million	—	—	3,500	35	28,069	—	28,104
Net income	—	—	—	—	—	27,506	27,506

Balance at September 30, 2009	—	$—	53,360	$534	$75,363	$31,234	$107,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net income	$27,506	$20,778
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	15,886	8,772
Depreciation and amortization	4,128	1,547
Amortization of premium/discount	(40)	—
Deferred income taxes	(11,158)	(5,054)
Stock-based compensation	33,947	125
Stockholder settlement (non-cash portion)	10,577	—
Loss on disposal of fixed assets	38	—
Changes in operating assets and liabilities:
Accounts receivable	(40,005)	(24,302)
Inventories	(14)	(79)
Prepaid expenses and other current assets	144	(1,292)
Other long term assets	(2,186)	(69)
Accounts payable and accrued liabilities	15,190	9,652
Deferred revenue and student deposits	57,689	29,459
Other liabilities	3,991	(184)

Net cash provided by operating activities	115,693	39,353

Investing activities
Capital expenditures	(16,834)	(9,057)
Purchase of marketable securities	(44,922)	—
Business acquisition	(1,500)	—
Restricted cash	641	(666)

Net cash used in investing activities	(62,615)	(9,723)

Financing activities
Proceeds from the issuance of common stock, net of issuance costs of $8.6 million	28,104	—
Proceeds from exercise of stock options	38	—
Excess tax benefit of option exercises	429	—
Proceeds from issuance of stock under employee stock purchase plan	93	—
Proceeds from exercise of warrants	973	—
Payments of notes payable	(60)	(4,871)
Payments on conversion of preferred stock	(27,707)	—
Payments of capital lease obligations	(113)	(118)

Net cash provided by (used in) financing activities	1,757	(4,989)

Net increase in cash and cash equivalents	54,835	24,641
Cash and cash equivalents at beginning of period	56,483	7,351

Cash and cash equivalents at end of period	$111,318	$31,992

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$854	$1,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business

        Bridgepoint Education, Inc. (together with its subsidiaries, the "Company"), incorporated in 1999, is a regionally accredited provider of postsecondary education services. Its wholly-owned subsidiaries, Ashford University and the University of the Rockies, offer associate's, bachelor's, master's and doctoral programs in such disciplines as business, education, psychology, social sciences and health sciences. The Company delivers programs online as well as at its traditional campuses located in Clinton, Iowa and Colorado Springs, Colorado.

        In March 2005, the Company acquired the assets of The Franciscan University of the Prairies and renamed it Ashford University. Founded in 1918 by the Sisters of St. Francis, a non-profit organization, The Franciscan University of the Prairies originally provided postsecondary education to individuals seeking to become teachers and later expanded to offer a broader portfolio of programs.

        In September 2007, the Company acquired the assets of the Colorado School of Professional Psychology and renamed it the University of the Rockies. Founded as a non-profit organization in 1998, the school offers master's and doctoral programs primarily in psychology.

2. Summary of Significant Accounting Policies

  Principles of Consolidation

        The condensed consolidated financial statements include the accounts of Bridgepoint Education, Inc. and its wholly-owned subsidiaries after elimination of all intercompany accounts and transactions.

  Unaudited Interim Financial Information

        The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Registration Statement on Form S-1 (File No. 333-161549). In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company's condensed consolidated financial statements.

        Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. The year-end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP.

        The Company evaluated subsequent events through November 4, 2009, the date on which the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 was filed with the Securities and Exchange Commission.

  Accounting Standards Codification Transitional References

        Recently, the Financial Accounting Standards Board ("FASB") unanimously voted that the FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental GAAP. Other than resolving certain minor inconsistencies in GAAP, the Codification

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2. Summary of Significant Accounting Policies (Continued)

does not change GAAP, but is intended to make it easier to find and research GAAP applicable to a particular transaction or specific accounting issue. The Codification is a new structure which takes accounting pronouncements and organizes them into 90 accounting topics.

        Within the Company's financial statements, certain previous references to Statements of Financial Accounting Standards ("SFAS"), FASB Staff Position ("FSP"), Emerging Issues Task Force ("EITF"), FASB Interpretation ("FIN"), Staff Accounting Bulletin ("SAB") and Accounting Principles Board ("APB") Opinions, have been replaced by references to the Accounting Standards Codification ("ASC"). Although the references within this Form 10-Q have changed, the Company has not changed any of its technical accounting policies as a result of the Codification.

  Use of Estimates

        The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements. Actual results could differ from those estimates.

  Restricted Cash

        The Company had $25,000 and $0.7 million in restricted cash as of September 30, 2009 and December 31, 2008, respectively. The amount at December 31, 2008 primarily related to the letter of credit issued on behalf of the University of the Rockies, which was released during the third quarter of 2009. The amount at September 30, 2009 related to a certificate of deposit pledged to the state of Washington.

  Marketable Securities

        As of September 30, 2009, the Company maintained $45.0 million in marketable securities which primarily consisted of commercial paper, certificates of deposit and municipal bonds. These securities are stated at fair market value using recently quoted market prices. The Company's investments are denominated in U.S. dollars, investment grade and highly liquid. The Company's portfolio is invested solely in short-term securities, with maturities of less than one year.

        The Company has classified its portfolio as available-for-sale and considers as current assets those investments which will mature or are likely to be sold in less than one year. At September 30, 2009, the fair value of the investments approximated the acquisition cost.

        The Company regularly monitors and evaluates the realizable value of its marketable securities. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company would record a charge to other income (expense), net, in the consolidated statement of income.

  Stock-Based Compensation

        The Company accounts for stock-based compensation under the provisions of ASC 718. The expense for all stock-based awards granted represents the grant-date fair value that was estimated, in accordance with the provisions of ASC 718. Compensation expense for options is recorded in the condensed consolidated statement of income, net of estimated forfeitures, using the graded-vesting method over the requisite service period. Stock-based compensation expense totaled $1.9 million and

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2. Summary of Significant Accounting Policies (Continued)

$40,000, for the three months ended September 30, 2009 and 2008, respectively and $33.9 million and $0.1 million for the nine months ended September 30, 2009 and 2008, respectively.

  Comprehensive Income

        Comprehensive income equals net income for all of the periods presented.

  Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs, which include marketing leads, events and promotional materials for the three months ended September 30, 2009 and 2008 were $10.0 million and $7.1 million, respectively. Advertising costs for the nine months ended September 30, 2009 and 2008 were $28.2 million and $18.9 million, respectively.

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

  Reverse Stock Split

        On March 31, 2009, the Company's board of directors approved a 1-for-4.5 reverse stock split of the Company's common stock, par value $0.01 per share, which was effective as of that date. As a result of the reverse stock split, every 4.5 shares of the Company's common stock were combined into one share of common stock and any fractional shares created by the reverse stock split were rounded down to the nearest whole share. The Company did not reduce the number of shares of common stock it is authorized to issue or change the par value of the common stock. The reverse stock split affected all of the common stock and options and warrants to purchase common stock that were outstanding on the effective date of the reverse stock split. Common stock, additional paid-in capital, retained earnings and share and per share data for prior periods have been retroactively applied to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

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

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162 ("SFAS 168"). The FASB Accounting Standards Codification ("Codification") will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all non-SEC accounting and reporting standards in effect at that time. Accordingly, all accounting literature that is not included in the Codification, other than certain grandfathered accounting literature and SEC rules and interpretative releases, will cease to be authoritative on the effective date of SFAS 168. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted SFAS 168 and such adoption did not have a material impact on the preparation of its consolidated financial statements. See "Accounting Standards Codification Transitional References" for additional information.

        In June 2009, the SEC Staff issued SAB No. 112 ("SAB 112"). SAB 112 amends or rescinds portions of the SEC Staff's interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with SFAS 141(R) and SFAS 160. The Company does not believe that the adoption of SAB 112 will have a material impact on its consolidated financial statements.

3. Earnings Per Common Share

        In accordance with ASC 260, basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period using the two-class method. Under the two-class method, net income is allocated between common shares and other participating securities based on their participating rights.

        Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding during the period if the effect is dilutive. Potentially dilutive securities may include options, warrants and shares of redeemable convertible preferred stock. The numerator of diluted earnings per common share is calculated by starting with income allocated to common shares under the two-class method and adding back income attributable to shares of redeemable convertible preferred stock to the extent such an adjustment would be dilutive. Potentially dilutive common shares for the three and nine months ended September 30, 2009 and 2008 consisted of incremental shares of common stock issuable upon the exercise of options and warrants and upon the conversion of shares of redeemable convertible preferred stock.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

3. Earnings Per Common Share (Continued)

        The following table sets forth the computation of the basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income	$22,358	$8,751	$27,506	$20,778
Accretion of preferred dividends	—	(501)	(645)	(1,503)

Net income available to common stockholders	$22,358	$8,250	$26,861	$19,275

Denominator:
Weighted average common shares outstanding	53,335	3,335	34,508	3,335
Effect of dilutive options	5,951	3,294	4,831	3,243
Effect of dilutive warrants	536	1,207	824	1,041

Diluted weighted average common shares outstanding	59,822	7,836	40,163	7,619

Basic earnings per common share	$0.42	$0.16	$0.49	$0.30

Diluted earnings per common share	$0.37	$0.07	$0.42	$0.13

        The computation of dilutive common shares outstanding excludes the following securities:

(a)
Redeemable convertible preferred stock:

        For the periods indicated, the computation of dilutive common shares outstanding excludes the common shares that were issuable upon the optional conversion of the redeemable convertible preferred stock (including any common shares that were issuable, at the election of the holder, in payment of the accreted value of the redeemable convertible preferred stock) because the effect of applying the if-converted method would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Redeemable convertible preferred stock	—	48,075	19,978	60,446
(b)
Options and warrants:

        For the periods indicated, the computation of dilutive common shares outstanding excludes certain stock options and warrants to purchase shares of common stock for the periods indicated because their effect was anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Options	11	—	1,705	—
Warrants	—	—	—	39

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

3. Earnings Per Common Share (Continued)

        The Company calculated basic earnings per common share using the two-class method under the guidelines of ASC 260 to reflect the participation rights of each class and series of stock. Basic net income is computed for common stock outstanding during the period by dividing net income allocated to the participation rights of each class by the weighted average number of common shares outstanding during the period.

        The following presents the net income allocated to each class of capital stock in the calculation of basic earnings per common share for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income available to common stockholders	$22,358	$8,250	$26,861	$19,275
Net income allocated to redeemable convertible preferred stock	—	501	645	1,503

Net income	$22,358	$8,751	$27,506	$20,778

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Weighted Avg Shares	Income Allocation	Weighted Avg Shares	Income Allocation
Common stock	53,335	$22,358	34,508	$17,012
Redeemable convertible preferred stock	—	—	19,978	9,849

Total		$22,358		$26,861

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Weighted Avg Shares	Income Allocation	Weighted Avg Shares	Income Allocation
Common stock	3,335	$535	3,335	$1,008
Redeemable convertible preferred stock	48,075	7,715	60,446	18,267

Total		$8,250		$19,275

        The numerator of diluted earnings per common share equals the numerator of basic earnings per common share plus an adjustment for income attributable to the participation rights of redeemable convertible preferred stock, to the extent such an adjustment would be dilutive.

        For the periods presented, the numerator for diluted earnings per share was not adjusted from the basic earnings per share calculation for the impact of redeemable convertible preferred stock because all potential common shares of redeemable convertible preferred stock were anti-dilutive.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

3. Earnings Per Common Share (Continued)

        The denominator of diluted earnings per common share includes the incremental potential common shares issuable upon the following events, to the extent the effect is (or would have been) dilutive:

  (i)
  Exercise of stock options and warrants;

  (ii)
  Optional conversion of all outstanding shares of redeemable convertible preferred stock, with each share of redeemable convertible preferred stock being converted into 2.265380093 shares of common stock; and

  (iii)
  Issuance of shares of common stock at fair value in payment of the accreted value of the redeemable convertible preferred stock to the holders of redeemable convertible preferred stock.

4. Significant Balance Sheet Accounts

Accounts Receivable, Net

        Accounts receivable, net, consist of the following (in thousands):

	As of September 30, 2009	As of December 31, 2008
Accounts receivable	$76,435	$47,192
Less allowance for doubtful accounts	23,370	18,246

Accounts receivable, net	$53,065	$28,946

        The following table presents the changes in the accounts receivable allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
For the nine months ended September 30, 2009	$18,246	15,886	(10,762)	$23,370
For the nine months ended September 30, 2008	$6,016	8,772	(1,064)	$13,724

(1)
Deductions represent accounts written off, net of recoveries.

Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30, 2009	As of December 31, 2008
Prepaid expenses	$3,444	$3,407
Prepaid licenses	1,819	1,798
Income tax receivable	—	1,118
Prepaid insurance	436	73
Other current assets	930	377

	$6,629	$6,773

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Significant Balance Sheet Accounts (Continued)

Property and Equipment, Net

        Property and equipment, net, consist of the following (in thousands):

	As of September 30, 2009	As of December 31, 2008
Land	$662	$327
Buildings	8,507	6,109
Furniture, office equipment and software	30,161	17,420
Leasehold improvements	10,576	8,819
Vehicles	67	43

Total property and equipment	49,973	32,718
Less accumulated depreciation and amortization	(8,609)	(5,003)

Property and equipment, net	$41,364	$27,715

Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	As of September 30, 2009	As of December 31, 2008
Accrued salaries and wages	$6,683	$3,813
Accrued bonus	3,293	3,182
Accrued vacation	2,140	1,342
Accrued expenses	7,514	8,206

	$19,630	$16,543

5. Fair Value Measurements

        The Company accounts for marketable securities under the provisions of ASC 820, which establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Fair Value Measurements (Continued)

        The following table summarizes the fair value information of marketable securities at September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$25,000	$—	$25,000
Commercial paper	—	14,908	—	14,908
Municipal bonds	—	5,054	—	5,054

Total	$—	$44,962	$—	$44,962

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

        In October 2008, the Credit Agreement was amended to (i) increase the maximum available borrowing capacity to $15.0 million, (ii) increase the maximum available borrowing capacity under the Revolving Credit Facility to $15.0 million, (iii) increase the LC Sub-limit to $14.2 million and (iv) extend the maturity date to October 31, 2009. In May 2009, the Credit Agreement was amended again to increase the LC Sub-limit to $15.0 million, retroactively to January 1, 2009. In October 2009, the Credit Agreement was amended again to extend the maturity date to December 31, 2009.

        As of September 30, 2009, the Company had no borrowings outstanding under the Revolving Credit Facility. The Company used the availability under its Revolving Credit Facility to issue letters of credit aggregating $2.3 million as of September 30, 2009.

        As of September 30, 2009, the Company had no borrowings outstanding under the Equipment Line or the Term Loan.

        As part of the Credit Agreement, the Company is subject to certain limitations, including limitations on its ability to incur additional debt, make certain investments or acquisitions and enter into certain merger and consolidation transactions, among other restrictions. The Credit Agreement also contains a material adverse change clause, and the Company is required to maintain compliance with minimum profitability and minimum liquidity ratios. As of September 30, 2009, the Company was in compliance with all financial covenants in the Credit Agreement.

        Under the Credit Agreement, the Company is required to maintain an amount equal to the aggregate face amount of all issued and outstanding letters of credit in compensating balances in deposit with the Bank, which amounted to $2.3 million at September 30, 2009. Because the compensating balance is not restricted as to withdrawal, it is not classified as restricted cash in the accompanying condensed consolidated balance sheets. If the cash amount maintained with the Bank drops below the aggregate amount of all issued and outstanding letters of credit, the difference would be treated as a borrowing under its Revolving Credit Facility with assessed interest.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

6. Notes Payable and Long-Term Debt (Continued)

        As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. In that regard, in May 2009, the Company entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of September 30, 2009, the total available surety bond facility was $1.5 million and the Company had issued surety bonds totaling $0.3 million.

        In connection with the acquisition of the Colorado School of Professional Psychology in 2007, the Company entered into a non-interest bearing note payable agreement. The outstanding balance as of September 30, 2009 was $0.2 million. The outstanding balance of the note is to be paid monthly in equal installments. At September 30, 2009 there is no material difference between the fair value and the carrying amount of the Company's note payable.

7. Redeemable Convertible Preferred Stock

        The following discussion reflects the terms of the redeemable convertible preferred stock (Series A Convertible Preferred Stock) set forth in the Company's Fourth Amended and Restated Certificate of Incorporation which was filed with the Delaware Secretary of State on July 29, 2005. All shares of redeemable convertible preferred stock were optionally converted into common stock immediately prior to the closing of the Company's initial public offering on April 20, 2009, on which date the Company filed with the Delaware Secretary of State its Fifth Amended and Restated Certificate of Incorporation which eliminated the redeemable convertible preferred stock, among other things.

        The redeemable convertible preferred stock ranked senior to all common stock. The holders of redeemable convertible preferred stock were not entitled to any dividends except if the Company declared, set aside or paid any dividend on the common stock (other than dividends payable solely in additional shares of common stock), in which case holders of the redeemable convertible preferred stock could participate in any such dividends on a per share as-converted basis. Such dividends were payable when and as declared by the Company's board of directors. No preferred stock dividends were declared during the three or nine months ended September 30, 2009. See "Preferred Dividends" below for payments upon liquidation, dissolution or winding up of the Company and payments upon optional conversion.

        Each issued and outstanding share of redeemable convertible preferred stock was entitled to the number of votes equal to the number of shares of common stock into which each such share of redeemable convertible preferred stock was convertible with respect to matters presented to the stockholders of the Company for their action or consideration.

Optional Conversion Feature

        Each share of redeemable convertible preferred stock was convertible, at the option of the holder, at any time, into shares of common stock at a conversion rate of 2.265380093 shares of common stock. As of September 30, 2009, there were no outstanding shares of redeemable convertible preferred stock. At December 31, 2008, 44.8 million shares of common stock were issuable upon the optional conversion of all outstanding shares of redeemable convertible preferred stock.

        Upon an optional conversion, the holder was entitled to receive shares of common stock as discussed above and also the payments discussed below under "Payments upon optional conversion." The right of the holders of redeemable convertible preferred stock to elect to receive both shares of

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Redeemable Convertible Preferred Stock (Continued)

common stock and the accreted value under the optional conversion feature resulted in fair value in excess of the invested amount, which resulted in a beneficial conversion feature to such holders. This beneficial conversion feature was recorded as a deemed dividend on the date of the issuance of the redeemable convertible preferred stock because there was no stated redemption date (maturity date) and the optional conversion feature was immediately exercisable. The beneficial conversion feature is recognized on the condensed consolidated balance sheet as an increase in additional paid-in capital (to allocate a portion of the proceeds from the issuance to the beneficial conversion feature) and a decrease to additional paid-in capital (for the deemed dividend). This beneficial conversion feature was measured as the excess of the fair value of the common shares into which the shares of redeemable convertible preferred stock were convertible over the accounting conversion price. The Company has not issued any new shares of redeemable convertible preferred stock since 2005. Prior to 2006, the Company recorded $14.1 million of deemed dividends related to the beneficial conversion feature associated with redeemable convertible preferred stock.

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

        With respect to the payment of amounts described in the preceding paragraph, each of the following events was deemed to be a "liquidation, dissolution or winding up" of the Company: (i) the consolidation with or into another corporation in which the stockholders of record of the Company owned less than 50% of the voting securities of the surviving corporation; (ii) the sale of substantially all the assets of the Company; (iii) the sale of securities of the Company representing more than 50% of the voting securities (other than a qualified public offering); and (iv) a sale to Warburg Pincus Private Equity VIII, L.P. ("Warburg Pincus"), the majority stockholder of the Company, or the successors or assigns of Warburg Pincus.

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

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Redeemable Convertible Preferred Stock (Continued)

        On April 20, 2009, the Company used the proceeds from its initial public offering to pay the accreted value (carrying value) of the redeemable convertible preferred stock in connection with the optional conversion of all shares of redeemable convertible preferred stock into common stock and the election by all holders of redeemable convertible preferred stock to receive the payment of the accreted value of the redeemable convertible preferred stock in cash, in each case as of the closing of the offering. The accreted value at the time of payment was $27.7 million, of which $7.9 million was accreted dividends. At December 31, 2008, the accreted value was $27.1 million, of which $7.3 million was accreted dividends.

8. Stock-Based Compensation

        In March 2009, the Company adopted its 2009 Stock Incentive Plan ("2009 Plan") pursuant to which it may award stock options and other stock-based awards to qualified recipients. The compensation committee of the Company's board of directors determines eligibility, vesting schedules and exercise prices for options granted. Subject to certain adjustments in the event of a change in capitalization or similar transaction, the Company may issue a maximum of 5,000,000 shares of its common stock under the 2009 Plan, subject to automatic increase, without the need for further approval by the Company's board of directors and stockholders, on January 1, 2010 and on each subsequent January 1 through and including January 1, 2019, by a number of shares equal to the lesser of (i) 2% of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 1,300,000 shares or (iii) an amount determined by the Company's board of directors. Unless terminated earlier, the 2009 Plan will terminate on March 3, 2019. All options granted in 2009 were pursuant to the 2009 Plan.

        Before the adoption of the 2009 Plan, the Company awarded options pursuant to the Company's Amended and Restated 2005 Stock Incentive Plan ("2005 Plan"). Effective upon the closing of the Company's initial public offering, the 2005 Plan was terminated and no further options may be issued under that plan, provided that all options then outstanding under the 2005 Plan will continue to remain outstanding pursuant to the terms of the 2005 Plan and applicable award agreements.

        The following table presents a summary of the stock option activity:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2008	8,827,585	$0.37	6.33	$122,219,518

Granted	2,790,342	$10.59
Exercised	(103,559)	$0.36
Forfeitures	(117,315)	$4.02

Balance at September 30, 2009	11,397,053	$2.84	7.80	$141,702,782

Vested and expected to vest at September 30, 2009	11,236,021	$2.75	7.78	$140,728,123

Exercisable at September 30, 2009	7,889,271	$0.36	7.17	$117,586,159

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

8. Stock-Based Compensation (Continued)

        The Company recorded $1.9 million and $40,000 of compensation expense related to options for the three months ended September 30, 2009 and 2008, respectively, and $33.9 million and $0.1 million of compensation expense related to options for the nine months ended September 30, 2009 and 2008, respectively. The related income tax benefit was $0.8 million and $16,000 for the three months ended September 30, 2009 and 2008, respectively, and $13.2 million and $48,000 for the nine months ended September 30, 2009 and 2008, respectively.

        As of September 30, 2009, there was $10.5 million of unrecognized compensation costs related to time-vested options and $66,000 of unrecognized compensation costs related to performance-vested options.

        The Company records stock-based compensation expense over the vesting term using the graded-vesting method. At September 30, 2009, the unrecognized compensation costs are expected to be recognized over a weighted average period of 1.7 years.

        The Company granted options to purchase 24,520 shares of common stock during the three months ended September 30, 2009. These options vest over a four-year period, commencing the date of grant, and have an exercise price of $21.05 per share, which was equal to the closing price of the Company's stock on the date of grant. The aggregate grant date fair value of these options was $0.3 million.

        The following assumptions were used to estimate the fair value of the options granted during the three months ended September 30, 2009 using the Black-Scholes option pricing model:

Risk free interest rate	3.0%
Expected dividend yield	—
Expected volatility	48.0%
Expected life (in years)	6.25

        No options expired during the three months ended September 30, 2009. No options were exercised during the three months ended September 30, 2009.

        The Company reserved 13.6 million and 9.9 million shares of common stock for the exercise of existing stock options and stock options available for grant as of September 30, 2009 and December 31, 2008, respectively.

Acceleration of Exit Options

        On March 28, 2009, the Company's board of directors amended the exit options for certain members of the Company's management team (10 individuals) to add an additional vesting condition so that the number of shares underlying the options that would not have vested upon the closing of the Company's initial public offering, under the original terms of the options, would vest in full upon the closing of such offering. This additional vesting condition constituted a modification. Accordingly, to the extent the exit option vested under the original vesting conditions, the original grant date fair value was recorded on the vesting date; and to the extent each exit option vested under the additional vesting condition, the modification date fair value would be recorded on the vesting date.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

8. Stock-Based Compensation (Continued)

        The compensation expense that was recorded for the exit options during the second quarter of 2009 was $30.4 million in the aggregate ($0.1 million related to the portion of the exit options vesting under the original vesting conditions and $30.3 million related to the portion of the exit options vesting under the additional vesting condition), which was based upon the sale by Warburg Pincus of 20.8% of its ownership of the Company's common stock (as-converted) in the Company's initial public offering. The incremental compensation cost resulting from the modification was $30.0 million. The compensation expense was calculated using the Black-Scholes option pricing model, including a fair value of common stock of $14.91, an exercise price of either $0.07 or $0.13 based on the respective options, an estimated life of three years, a zero dividend yield, volatility of 65% and a risk free interest rate of 1.28%. This compensation expense was recorded in accordance with where the related optionee's regular compensation is recorded.

9. Warrants

        The Company has issued warrants to purchase common stock to various employees, consultants, licensors and lenders. Each warrant represents the right to purchase one share of common stock. No warrants were issued during the three or nine month periods ended September 30, 2009.

        The following table summarizes information with respect to all warrants outstanding as of September 30, 2009 and December 31, 2008. During the three and nine months ended September 30, 2009, warrants to purchase 228,888 and 940,103 shares of common stock, respectively, were exercised. As of September 30, 2009 and December 31, 2008, all outstanding warrants were exercisable.

Exercise Price	September 30, 2009	December 31, 2008	Expiration Date
$1.125	100,547	738,819	2013 - 2015
$2.250	140,286	289,452	2013
$2.835	172,222	305,554	2013
$2.925	19,555	38,888	2013
$4.500	166,666	166,666	2013
$9.000	38,511	38,511	2013

Total	637,787	1,577,890

10. Income Taxes

        The Company's current estimated annual effective income tax rate that has been applied to normal, recurring operations for the nine months ended September 30, 2009 was 42.7%. The Company's effective income tax expense rate was 42.8% for the nine months ended September 30, 2009. The effective tax rate for the three and nine months ended September 30, 2009 differed from the Company's estimated annual effective tax rate due to the impact of discrete items on the Company's income before the provision for income taxes. These discrete items related to interest accrued on unrecognized tax benefits as discussed below.

        At September 30, 2009 and December 31, 2008, the Company had $3.7 million and $2.7 million of gross unrecognized tax benefits, respectively, of which $2.0 million and $0.3 million, respectively, would impact its effective income tax rate if recognized.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

10. Income Taxes (Continued)

        The Company expects an increase of approximately $2.0 million in the liability for unrecognized tax benefits in the next 12 months, the majority of which will affect its operating results. The Company also expects a decrease in gross unrecognized tax benefits in the next 12 months of approximately $1.1 million from tax positions taken in prior periods for which the timing of their deductibility will become certain during the current year. The Company is subject to U.S. federal income tax and multiple state tax jurisdictions. The 2003 through 2008 tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

        The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of September 30, 2009 and December 31, 2008 was $0.2 million and $0.2 million, respectively.

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

        To participate in Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is physically located, accredited by an accrediting agency recognized by the U.S. Department of Education and certified as eligible by the U.S. Department of Education. The U.S. Department of Education will certify an institution to participate in Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the U.S. Department of Education's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the U.S. Department of Education on an ongoing basis. As of September 30, 2009 and December 31, 2008, management believes the Company is in compliance with the applicable regulations in all material respects.

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

Student Default Rate

        For each federal fiscal year, the U.S. Department of Education calculates a rate of student defaults for each educational institution which is known as a "cohort default rate." An institution may lose its eligibility to participate in some or all Title IV programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the U.S. Department of Education. Ashford University's cohort default rates for the 2005, 2006 and 2007 federal fiscal years, were 4.1%, 4.1% and 13.3%, respectively.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11. Regulatory (Continued)

The cohort default rates for the University of the Rockies for the 2005, 2006 and 2007 federal fiscal years, were 0.0%, 0.0% and 0.0%, respectively.

        The August 2008 reauthorization of the Higher Education Act includes significant revisions to the requirements concerning cohort default rates. Under the revised law, the period for which students' defaults on their loans are included in the calculation of an institution's cohort default rate has been extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change was effective with the calculation of institutions' cohort default rates for the federal fiscal year ending September 30, 2009, which rates are expected to be calculated and issued by the U.S. Department of Education in 2012. The U.S. Department of Education will not impose sanctions based on rates calculated under this new methodology until three consecutive years of rates have been calculated, which is expected to occur in 2014. Until that time, the U.S. Department of Education will continue to calculate rates under the old calculation method and impose sanctions based on those rates. The revised law also increases the threshold for ending an institution's participation in the relevant Title IV programs from 25% to 30%, effective in the federal fiscal year 2012. Ineligibility to participate in Title IV programs would have a material adverse effect on the Company's enrollments, revenue and results of operations.

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

        Based on the financial statements for the fiscal year ended December 31, 2007, Ashford University and the University of the Rockies did not satisfy the composite score requirement of the financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. As a result, (i) Ashford University posted a letter of credit in favor of the U.S. Department of Education in the amount of $12.1 million, which was scheduled to remain in effect through September 30, 2009, and (ii) the University of the Rockies posted a letter of credit in favor of the U.S. Department of Education in the amount of $0.7 million, which was scheduled to remain in effect through June 30, 2009. In July 2009, the U.S. Department of Education notified us that the University of the Rockies received a composite score of 1.7 for the fiscal year ended December 31, 2008, and the University of the Rockies was released from the requirement to post a letter of credit. In August 2009, the U.S. Department of Education notified us that Ashford University received a composite score of 1.6 for the fiscal year ended December 31, 2008, and Ashford University was released from the requirement to post a letter of credit based on the financial responsibility test.

The "90/10" Rule

        Pursuant to a provision of the Higher Education Act, as reauthorized in August 2008, a for-profit institution loses its eligibility to participate in Title IV programs if the institution derives more than

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11. Regulatory (Continued)

90% of its revenue (calculated on a cash basis in accordance with applicable statutory provisions and U.S. Department of Education regulations) from Title IV funds for two consecutive fiscal years, commencing with the institution's first fiscal year that ends after the new law's effective date of August 14, 2008. This rule is commonly referred to as the "90/10 rule." Any institution that violates the 90/10 rule becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single year will be placed on provisional certification and may be subject to other enforcement measures.

        In May 2008, the Ensuring Continued Access to Student Loans Act ("ECASLA") increased the annual loan limits on federal unsubsidized student loans by $2,000 for the majority of the Company's students enrolled in associates and bachelors degree programs, and also increased the aggregate loan limits (over the course of a student's education) on total federal student loans for certain students. This increase in student loan limits, together with increases in Pell grants, has increased the amount of Title IV program funds used by students to satisfy tuition, fees and other costs, which has increased the proportion of the Company's revenue deemed to be from Title IV programs. The Higher Education Opportunity Act provides temporary relief from the impact of these loan limit increases by allowing any amounts received between July 1, 2008 and July 1, 2011 that are attributable to the increased annual loan limits to be excluded from the 90/10 rule calculation. The implementing regulations for this temporary relief and other aspects of the 90/10 rule were published in final form on October 29, 2009. The effective date of the new regulations is July 1, 2010, although institutions at their discretion may implement the new regulations at any time after November 1, 2009. The Company is assessing the new regulations to determine what impact, if any, they and other changes in federal law will have on its 90/10 calculation.

        For the years ended December 31, 2007 and 2008, Ashford University derived 83.9% and 86.8%, respectively, and the University of the Rockies derived 61.9% and 80.8%, respectively, of their respective revenue (calculated on a cash basis in accordance with applicable statutory provisions and U.S. Department of Education regulations) from Title IV funds. In connection with the change by the University of the Rockies to a December 31 fiscal year end date, the U.S. Department of Education required the University of the Rockies to calculate its compliance with the 90/10 rule for the fiscal year ending July 31, 2008 and for the 5-month period ending December 31, 2008, and those percentages were 74.3% and 80.8%, respectively.

Return of Title IV Funds

        An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under U.S. Department of Education regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled on the institution's annual compliance audit in either of its two most recently completed fiscal years can result in the institution having to post a letter of credit in an amount equal to 25% of its required Title IV returns during its most recently completed fiscal year. If unearned funds are not properly calculated and returned in a timely manner, an institution is also subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV programs.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11. Regulatory (Continued)

        For the year ended December 31, 2007, Ashford University exceeded the 5% threshold for late refunds sampled, due to human error. As a result, the Company is subject to the requirement to post a letter of credit in favor of the U.S. Department of Education equal to 25% of the total refunds in 2007. In 2008, Ashford University notified the U.S. Department of Education of its intention to post this letter of credit, but was advised by the U.S. Department of Education that such posting was unnecessary because the Company had already posted a letter of credit due to its failure to meet the composite score standard for the year ended December 31, 2007, which letter of credit was in excess of the amount required for late refunds. The U.S. Department of Education subsequently released Ashford University from the requirement to post a letter of credit based on its composite score, at which time Ashford University became obligated to post a smaller letter of credit in the amount of $5.0 million, or 25% of Ashford University's required Title IV returns for the year ended December 31, 2008, which the Company posted. Although the Company has taken steps to reduce late refunds, it cannot ensure that such steps will be sufficient to address this issue. For the year ended December 31, 2008, Ashford University did not exceed the 5% threshold for late refunds sampled.

        Because the Company operates in a highly regulated industry, it, like other industry participants, may be subject from time to time to audits, investigations, claims of noncompliance or lawsuits by governmental agencies or third parties, which allege statutory violations, regulatory infractions or common law causes of action. While there can be no assurance that regulatory agencies or third parties will not undertake investigations or make claims against the Company, or that such claims, if made, will not have a material adverse effect on the Company's business, results of operations or financial condition, management believes it has materially complied with all regulatory requirements.

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

Compliance Audit by the U.S. Department of Education's Office of the Inspector General ("OIG")

        On September 2, 2009, the OIG notified Ashford University of its completion of field work and informed Ashford University that its tentative findings include certain instances of noncompliance with provisions of the Higher Education Act and regulations governing Ashford University's administration of Title IV programs. The OIG's findings are preliminary and remain under review by the staff of the OIG.

        Because of the ongoing nature of the OIG audit, the Company cannot predict the ultimate extent of the draft or final audit findings or the potential liability or remedial actions that might result. Such findings and related remedial action may have a material adverse impact on the Company's reputation in the industry, its cash flows and results of operations, its ability to recruit students and its business.

13. Settlement of Stockholder Dispute

        In February 2009, certain holders of common stock and warrants to purchase common stock asserted various claims against the Company, its directors and officers and Warburg Pincus regarding

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

13. Settlement of Stockholder Dispute (Continued)

amendments to the Company's certificate of incorporation made in connection with financings in 2005 and certain stock options granted by the Company to its employees. The claimants represented 90% of the holders of common stock and 59% of the shares of common stock subject to warrants outstanding, in each case as of July 27, 2005. In March 2009, the Company reached a settlement with the claimants regarding these claims and recorded a total expense of $11.1 million related to the settlement during the three months ended March 31, 2009, of which $10.6 million was a non-cash expense. After settling with the claimants, the Company notified the other holders of common stock and other holders of warrants to purchase shares of common stock, in each case as of July 27, 2005, regarding these claims, the settlement terms and their ability to participate in the settlement. In April 2009, the Company reached settlement with the holders of 100% of the common stock and 100% of the shares subject to warrants outstanding, in each case as of July 27, 2005, at which time the Company ceased to be a potential obligor related to the claims asserted by these security holders. The settlement resulted in the issuance of an aggregate of 710,097 shares of common stock, with a total value of $10.6 million and cash payments totaling $433,000 which were paid in April 2009.

14. Initial Public Offering

        On April 20, 2009, the Company closed its initial public offering of common stock, in which 15.5 million shares of common stock were sold to the public at an offering price of $10.50 per share. The offering included 3.5 million shares sold by the Company and 12.0 million shares sold by selling stockholders. The net proceeds to the Company from this offering were $28.1 million, after deducting underwriting discounts and commissions and offering expenses. The Company used the proceeds from the offering primarily to pay the accreted value of the redeemable convertible preferred stock ($27.7 million) upon the optional conversion of all outstanding shares of redeemable convertible preferred stock into 44.7 million shares of common stock at the closing of the offering.

15. Subsequent Events

        On October 30, 2009, the Company and Comerica Bank amended the Credit Agreement to extend the maturity date from October 31, 2009 to December 31, 2009. See Note 6, "Notes Payable and Long-Term Debt," for more information about the Credit Agreement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements

        This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources. These forward-looking statements may include, without limitation, statements regarding: resilience of our enrollments during the economic downturn; the impact of the settlement of the stockholder dispute and the acceleration of exit options; our institutions' ability to satisfy composite score requirements under Title IV; proposed new programs; our anticipated growth rate; our anticipated seasonal fluctuations in results of operations; expectations that regulatory developments or other matters will not have a material adverse effect on our enrollments, financial position, results of operations and our liquidity; expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations; projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; management's goals and objectives and other similar matters that are not historical facts. Words such as "may," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions, as well as statements in the future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking.

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

Overview

Background

        We are a regionally accredited provider of postsecondary education services. We offer associate's, bachelor's, master's and doctoral programs in such disciplines as business, education, psychology, social sciences and health sciences.

        We deliver programs online as well as at our traditional campuses located in Clinton, Iowa and Colorado Springs, Colorado. As of September 30, 2009, we offered approximately 1,050 courses, 55 degree programs, and 115 specializations and concentrations. We had 54,894 students enrolled in our institutions as of September 30, 2009, 99% of whom were attending classes exclusively online.

        In March 2005, we acquired the assets of The Franciscan University of the Prairies, located in Clinton, Iowa, and renamed it Ashford University. In September 2007, we acquired the assets of the Colorado School of Professional Psychology, located in Colorado Springs, Colorado, and renamed it the University of the Rockies.

Regulatory developments

        The U.S. Department of Education has announced that it will convene two negotiated rulemaking committees beginning in November 2009 with the objective of developing new regulations, and that the topics likely to be addressed include: the definition of high school diploma for the purpose of establishing institutional eligibility to participate in the Title IV programs and student eligibility to receive Title IV aid; ability to benefit; misrepresentation of information provided to students and prospective students; incentive compensation; state authorization as a component of institutional eligibility; gainful employment in a recognized occupation; definition of a credit hour; agreements between institutions of higher education; verification of information included on student aid applications; satisfactory academic progress; monitoring grade point averages; retaking coursework; return of Title IV funds with respect to term-based programs with modules or compressed courses and with respect to taking attendance; the requirement of taking attendance for purposes of determining returns of Title IV funds for students who withdraw; and the timeliness and method of disbursement of Title IV funds.

        Additionally, the U.S. Department of Education has issued new regulations to implement the amendments made to the Higher Education Act by the Higher Education Opportunity Act enacted in August 2008. The new regulations were published in October 2009, and cover a broad range of topics including the 90/10 rule, cohort default rates and other matters. The new regulations have an effective date of July 1, 2010 with certain exceptions and with certain provisions subject to early implementation as of November 1, 2009 at the discretion of the institution. We are reviewing the final regulations to determine what, if any, impact they may have on our institutions and our business.

        In September 2009, the House of Representatives passed the Student Aid and Fiscal Responsibility Act of 2009, H.R. 3221. This legislation, which was designed to address the goals outlined by the budget of the Obama Administration, would amend the Higher Education Act to prohibit new federally guaranteed loans from being made under the Federal Family Education Loan, or FFEL, Program, beginning on July 1, 2010, at which time all new federal education loans would be originated through the Federal Direct Loan Program. The legislation would also, among other matters, provide for automatic increases in the maximum amount of the Federal Pell Grant for which a student would be eligible (subject to appropriations), create a new Federal Direct Perkins Loan Program (to replace the current Perkins Loan Program) and provide relief to for-profit institutions by amending the 90/10 rule (i) to extend to July 2012 the ability of for-profit institutions to exclude from their Title IV revenues the additional $2,000 per student in certain annual federal student loan amounts that became available in June 2008, (ii) to exclude from the 90/10 rule calculation for the period July 1, 2010 through July 1, 2012 the revenue received from loans disbursed under the Federal Direct Perkins Loan Program, and (iii) to give for-profit institutions three years (as opposed to two) to come into compliance with the 90/10 rule before becoming ineligible to participate in Title IV programs if the second year ends between July 1, 2008 and June 30, 2011. For more information about the 90/10 rule, see Note 11, "Regulatory—The 90/10 Rule," to the condensed consolidated financial statements which are included in Part I, Item 1 of this report. The Student Aid and Fiscal Responsibility Act of 2009 has not been passed by Congress and is subject to further review and amendment. If the legislation passes, our institutions would be required to certify loans through the Federal Direct Loan Program, for which we are eligible to participate, rather than through the FFEL Program. We expect to be able to fully transition from the FFEL Program to the Federal Direct Loan Program by the proposed July 1, 2010 phase-out date, if necessary.

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

        In August 2009, the U.S. Department of Education notified us that Ashford University received a composite score of 1.6 for the fiscal year ended December 31, 2008, which satisfied the composite score requirement of the financial responsibility test under Title IV for such year. Accordingly, Ashford University was released from the requirement to post a letter of credit in favor of the U.S. Department of Education based on the financial responsibility test and the requirement to conform to the regulations of the heightened cash monitoring level one method of payment.

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

Seasonality

        Although not apparent in our results of operations due to our rapid rate of growth, our operations are generally subject to seasonal trends. As our growth rate declines we expect to experience seasonal fluctuations in results of operations as a result of changes in the level of student enrollment. While we enroll students throughout the year, our first and fourth quarter new enrollments and revenue generally are lower than other quarters due to the holiday break in December and January. We generally experience a seasonal increase in new enrollments in August and September of each year when most other colleges and universities begin their fall semesters.

Critical Accounting Policies and Use of Estimates

        For a discussion of our critical accounting policies and estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Use of Estimates" included in Part I, Item 2 of our quarterly report on Form 10-Q for the period ended March 31, 2009 filed with the SEC on May 21, 2009. Included below is an update for certain of our critical accounting policies and estimates as of September 30, 2009.

Stock-based compensation

        We grant options to purchase our common stock to certain employees and directors under our equity incentive plans. The benefits provided under these plans are share-based payments subject to the provisions of ASC 718, which requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recorded in our consolidated statement of income based upon their fair values.

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

        Our computation of expected term was calculated using the simplified method, as permitted ASC 718. The risk-free interest rate is based on the United States Treasury yield of those maturities that are consistent with the expected term of the stock option in effect on the grant date of the award. Dividend rates are based upon historical dividend trends and expected future dividends. As we have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future, a zero dividend rate is assumed in our calculation. Because our stock has historically not been publicly traded and we had no substantial historical data on the volatility of our stock as of June 30, 2009, our expected volatility is estimated by analyzing the historical volatility of comparable public companies, which we refer to as guideline companies. In evaluating the comparability of the guideline companies, we consider factors such as industry, stage of life cycle, size and financial leverage.

        The amount of stock-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest. We estimate option forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The effect of a 10% change in estimates to any of the individual inputs to the Black-Scholes option pricing model would not have a material impact to our consolidated financial statements.

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

Results of Operations

        The following table sets forth the condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	26.0	27.1	25.9	28.2
Marketing and promotional	28.7	34.9	32.7	36.5
General and administrative	14.8	18.6	26.6	17.7

Total costs and expenses	69.5	80.6	85.2	82.4

Operating income	30.5	19.4	14.8	17.6
Other income (expense), net	0.1	0.1	0.1	0.0

Income before income taxes	30.6	19.5	14.9	17.6
Income tax expense	13.0	5.0	6.4	3.7

Net income	17.6%	14.5%	8.5%	13.9%

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

        Through 2008 and the first three quarters in 2009, we have seen enrollments and revenue continue to increase despite the deteriorated general economic conditions. During 2008 and the first three quarters in 2009, we did not see any unfavorable impact from the decline in general economic conditions on our liquidity, capital resources or results of operations. While we cannot guarantee that these trends will continue, we believe that the performance of our company, as well as the performance of other for-profit education providers generally, has been resilient in the current economic downturn due to (i) the continued availability of Title IV funds to finance student tuition payments, (ii) increased demand for postsecondary education resulting from a deteriorating labor market, (iii) efficiencies in advertising costs and (iv) decreased turnover in enrollment advisors and other personnel. To meet the challenges of the current economy, we plan to continue to invest significantly in enrollment advisors and online advertising, which we expect will result in our enrollments and operating income continuing to grow, though perhaps not at the same rate as in the past.

        We expect certain expenses to have a significant effect on the comparability of recent and future results of operations. In particular, our operating results have been adversely impacted by the recording of expenses related to (i) the settlement of the stockholder dispute in the first quarter of 2009, an expense of $11.1 million (of which $10.6 million was a non-cash expense) and (ii) the acceleration of exit options in the second quarter of 2009, a non-cash expense of $30.4 million. See Note 8, "Stock-Based Compensation—Acceleration of Exit Options" and Note 13, "Settlement of Stockholder Dispute," to the condensed consolidated financial statements which are included in Part I, Item 1 of this report. In addition, we estimate that our incremental annual costs associated with being a publicly traded company will be between $2.5 million and $4.0 million per year.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

        Revenue.    Our revenue for the three months ended September 30, 2009 was $127.4 million, representing an increase of $67.1 million, or 111.3%, as compared to revenue of $60.3 million for the three months ended September 30, 2008. This increase was primarily due to enrollment growth of 79.7%, from 30,547 students at September 30, 2008 to 54,894 students at September 30, 2009. Enrollment growth is driven by various factors including the students' acceptance of our value proposition, the quality of lead generation efforts, the number of enrollment advisors and our ability to retain existing students. In addition to the increase in student enrollment, the revenue increase was also positively impacted by the 5% tuition increase effective April 1, 2009 and the decision to move to a single credit hour price for all Ashford University undergraduate students. The tuition increase and the move to a single credit hour price accounted for approximately 8.5% and 15.5%, respectively, of the revenue increase between periods. These increases were partially offset by an increase in institutional scholarships and promotional vouchers of $8.0 million.

        Instructional costs and services expenses.    Our instructional costs and services expenses for the three months ended September 30, 2009 were $33.1 million, representing an increase of $16.7 million, or 102.3%, as compared to instructional costs and services expenses of $16.4 million for the three months ended September 30, 2008. This increase was primarily due to an increase in educational support services and increases in instructional costs as a result of the increase in enrollments. Our instructional costs and services expenses as a percentage of revenue decreased by 1.1% to 26.0% for the three months ended September 30, 2009, as compared to 27.1% for the three months ended September 30, 2008. This decrease in 2009 was driven by improvements in our variable cost structure due to ongoing work on process improvements, including more efficient course scheduling and use of faculty. Bad debt as a percentage of revenue was 5.3% for the three months ended September 30, 2009 as compared to 5.8% for the three months ended September 30, 2008, primarily due to the procedural improvements in the processing of receivables.

        Marketing and promotional expenses.    Our marketing and promotional expenses for the three months ended September 30, 2009 were $36.5 million, representing an increase of $15.4 million, or 73.3%, as compared to marketing and promotional expenses of $21.1 million for the three months ended September 30, 2008. This increase was driven by greater spending in targeted marketing and online media and an increase in recruitment and marketing staffing. Our marketing and promotional expenses as a percentage of revenue decreased by 6.2% to 28.7% for the three months ended September 30, 2009, from 34.9% for the three months ended September 30, 2008, primarily due to improvements in our variable cost structure as they relate to advertising.

        General and administrative expenses.    Our general and administrative expenses for the three months ended September 30, 2009 were $18.9 million, representing an increase of $7.7 million, or 69.0%, as compared to general and administrative expenses of $11.2 million for the three months ended September 30, 2008. This increase was primarily attributable to increased wages of $3.4 million, increased facilities costs of $1.3 million, increased stock-based compensation of $1.2 million, increased professional fees of $0.8 million and other costs of $1.0 million. Our general and administrative expenses as a percentage of revenue decreased by 3.8% to 14.8% for the three months ended September 30, 2009, from 18.6% for the three months ended September 30, 2008, primarily due to the efficiencies gained related to our variable cost structure.

        Other income (expense), net.    Other income was $0.2 million for the three months ended September 30, 2009, as compared to $90,000 for the three months ended September 30, 2008, representing a change of $72,000. The increase was primarily due to increased levels of interest income on higher average cash balances.

        Income tax expense.    We recognized tax expense for the three months ended September 30, 2009 and 2008 of $16.7 million and $3.0 million, at effective tax rates of 42.7% and 25.5%, respectively. The increase in our effective tax rate in 2009 as compared to 2008 was primarily due to (i) an increase in our uncertain tax liability in 2009 and (ii) a nonrecurring benefit related to the release in 2008 of the valuation allowance existing at December 31, 2007 positively impacting our tax rate for the three months ended September 30, 2008.

        Net income.    Net income was $22.4 million for the three months ended September 30, 2009, compared to net income of $8.8 million for the three months ended September 30, 2008, an increase of $13.6 million, as a result of the factors discussed above.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

        Revenue.    Our revenue for the nine months ended September 30, 2009 was $322.6 million, representing an increase of $173.4 million, or 116.2%, as compared to revenue of $149.2 million for the nine months ended September 30, 2008. This increase was primarily due to enrollment growth of 79.7%, from 30,547 students at September 30, 2008 to 54,894 students at September 30, 2009. Enrollment growth is driven by various factors including the students' acceptance of our value proposition, the quality of lead generation efforts, the number of enrollment advisors and our ability to retain existing students. In addition to the increase in student enrollment, the revenue increase was also positively impacted by the 5% tuition increase effective April 1, 2009 and the decision to move to a single credit hour price for all Ashford undergraduate students. The tuition increase and the move to a single credit hour price accounted for approximately 5.4% and 10.1%, respectively, of the revenue increase between periods. These increases were partially offset by an increase in institutional scholarships and promotional vouchers of $19.7 million.

        Instructional costs and services expenses.    Our instructional costs and services expenses for the nine months ended September 30, 2009 were $83.6 million, representing an increase of $41.5 million, or 98.8%, as compared to instructional costs and services expenses of $42.1 million for the nine months ended September 30, 2008. This increase was primarily due to an increase in educational support services and increases in instructional costs as a result of the increase in enrollments, as well as a $2.1 million charge related to the instructional costs and services portion of the acceleration of exit options that occurred in the second quarter of 2009. Our instructional costs and services expenses as a percentage of revenue decreased by 2.3% to 25.9% for the nine months ended September 30, 2009, as compared to 28.2% for the nine months ended September 30, 2008. This decrease in 2009 was driven by improvements in our variable cost structure due to ongoing work on process improvements, including more efficient course scheduling and use of faculty, offset partially by the exit option charge. Bad debt as a percentage of revenue was 4.9% for the nine months ended September 30, 2009 as compared to 5.9% for the nine months ended September 30, 2008, primarily due to the procedural improvements in the processing of receivables.

        Marketing and promotional expenses.    Our marketing and promotional expenses for the nine months ended September 30, 2009 were $105.3 million, representing an increase of $50.8 million, or 93.2%, as compared to marketing and promotional expenses of $54.5 million for the nine months ended September 30, 2008. This increase was driven by greater spending in targeted marketing and online media and an increase in recruitment and marketing staffing, as well as a $5.0 million charge related to the marketing and promotional portion of the acceleration of exit options that occurred in the second quarter of 2009. Our marketing and promotional expenses as a percentage of revenue decreased by 3.8% to 32.7% for the nine months ended September 30, 2009, from 36.5% for the nine months ended September 30, 2008, primarily due to improvements in our variable cost structure as they relate to advertising.

        General and administrative expenses.    Our general and administrative expenses for the nine months ended September 30, 2009 were $85.9 million, representing an increase of $59.6 million, or 226.3%, as compared to general and administrative expenses of $26.3 million for the nine months ended September 30, 2008. This increase was primarily attributable to (i) an $11.1 million charge related to the stockholder settlement in the first quarter of 2009 and (ii) a $23.3 million charge related to the general and administrative portion of the acceleration of exit options that occurred in the second quarter of 2009, as well as to increased wages of $10.6 million, increased facilities costs of $3.7 million, increased professional fees of $5.0 million, increased recurring stock-based compensation charges of $2.1 million, increased bonus of $1.5 million, increased travel of $0.7 million and other costs of $1.6 million. Our general and administrative expenses as a percentage of revenue increased by 8.9% to 26.6% for the nine months ended September 30, 2009, from 17.7% for the nine months ended September 30, 2008, primarily due to the increased costs noted above.

        Other income (expense), net.    Other income was $0.3 million for the nine months ended September 30, 2009, as compared to other expense of $2,000 for the nine months ended September 30, 2008, representing a change of $0.3 million. The increase was principally due to increased levels of interest income on higher average cash balances.

        Income tax expense.    We recognized tax expense for the nine months ended September 30, 2009 and 2008 of $20.6 million and $5.5 million, at effective tax rates of 42.8% and 21.0%, respectively. The increase in our effective tax rate in 2009 as compared to 2008 was primarily due to (i) an increase in our uncertain tax liability in 2009 and (ii) a nonrecurring benefit related to the release in 2008 of the valuation allowance existing at December 31, 2007 positively impacting our tax rate for the nine months ended September 30, 2008.

        Net income.    Net income was $27.5 million for the nine months ended September 30, 2009, compared to net income of $20.8 million for the nine months ended September 30, 2008, an increase of $6.7 million, as a result of the factors discussed above.

Liquidity and Capital Resources

        We financed our operating activities and capital expenditures during the nine months ended September 30, 2009 and 2008 primarily through cash provided by operating activities. We realized net proceeds from our initial public offering in April 2009 of $28.1 million, of which $27.7 million was used to pay the accreted value of the redeemable convertible preferred stock upon the optional conversion of all outstanding shares of such preferred stock at the closing of our initial public offering. Our cash and cash equivalents were $111.3 million at September 30, 2009 and $56.5 million at December 31, 2008. Our restricted cash was $25,000 at September 30, 2009 and $0.7 million at December 31, 2008. At September 30, 2009, we had marketable securities of $45.0 million. We had no marketable securities as of December 31, 2008.

Credit Agreement

        We have a credit agreement, which we refer to as the Credit Agreement, with Comerica Bank which provides for a maximum amount of borrowing under a revolving credit facility of $15.0 million, with a letter of credit sub-limit of $15.0 million. The Credit Agreement also provides for an equipment line of credit not to exceed $0.2 million. As of September 30, 2009, we used the availability under the revolving credit facility to issue letters of credit aggregating $2.3 million. We had no borrowings outstanding under the revolving credit facility as of September 30, 2009. The Credit Agreement has a maturity date of December 31, 2009.

        Under the Credit Agreement, we are subject to certain limitations including restrictions on our ability to incur additional debt, make certain investments or acquisitions and enter into certain merger and consolidation transactions, among other restrictions. The Credit Agreement also contains a material adverse change clause, and we are required to maintain compliance with a minimum tangible net worth financial covenant. As of September 30, 2009 and December 31, 2008, we were in compliance with all financial covenants in our Credit Agreement. If we fail to comply with any of the covenants or experience a material adverse change, the lenders could elect to prevent us from borrowing or issuing letters of credit and declare the indebtedness to be immediately due and payable.

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

        Based on the financial statements for the fiscal year ended December 31, 2007, Ashford University and the University of the Rockies did not satisfy the composite score requirement of the financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. As a result, (i) Ashford University posted a letter of credit in favor of the U.S. Department of Education in the amount of $12.1 million, which was scheduled to remain in effect through September 30, 2009, and (ii) the University of the Rockies posted a letter of credit in favor of the U.S. Department of Education in the amount of $0.7 million, which was scheduled to remain in effect through June 30, 2009. In July 2009, the U.S. Department of Education notified us that the University of the Rockies received a composite score of 1.7 for the fiscal year ended December 31, 2008, and the University of the Rockies was released from the requirement to post a letter of credit. In August 2009, the U.S. Department of Education notified us that Ashford University received a composite score of 1.6 for the fiscal year ended December 31, 2008, and Ashford University was released from the requirement to post a letter of credit based on the financial responsibility test.

Private direct loan program at the University of the Rockies

        In October 2009, we implemented a program for the University of the Rockies pursuant to which the institution will provide direct loans to students. We expect initially that the total number of students receiving these loans during 2009 will be approximately 125 and the total amount of financing provided during 2009 will be approximately $1.5 million. We have no current plans to implement a similar program for Ashford University.

Operating activities

        Net cash provided by operating activities was $115.7 million and $39.4 million for the nine months ended September 30, 2009 and 2008, respectively. The increase from 2008 to 2009 was primarily due to an increase in net income (excluding the non-cash charges related to the stockholder settlement and the acceleration of exit options) and $57.7 million of deferred revenue related to our overall growth and timing of receivables. We expect to continue to generate cash from our operating activities for the foreseeable future.

Investing activities

        Net cash used in investing activities was $62.6 million and $9.7 million for the nine months ended September 30, 2009 and 2008, respectively. Capital expenditures were $16.8 million and $9.1 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in 2009 from 2008 is primarily related to the purchase of property and equipment and leasehold improvements relating to a facility for which we began rental payments in the first quarter of 2009. We will continue to invest in computer equipment and office furniture and fixtures to support our increasing employee headcount.

        During the second and third quarters of 2009, we purchased $44.9 million of marketable securities. We manage our excess cash pursuant to the quantitative and qualitative operational guidelines of our cash investment policy. Our cash investment policy, which was adopted by our audit committee and our board of directors in May 2009 and is managed by our chief financial officer, has the following primary objectives (in order of priority): preserving principal, meeting our liquidity needs, minimizing market and credit risk, and providing after-tax returns. Under the policy's guidelines, we invest our excess cash exclusively in high-quality, short-term, U.S. dollar-denominated financial instruments. For a discussion of the measures we use to mitigate the exposure of our cash investments to market risk, credit risk and interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk" in Part I, Item 3 of this report.

Financing activities

        Net cash provided by financing activities was $1.8 million for the nine months ended September 30, 2009 and used in financing activities was $5.0 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, net cash provided by financing activities was generated primarily from the net proceeds of our initial public offering, after deducting underwriting discounts and commissions and offering expenses ($28.1 million), offset by the payment of the accreted value of the redeemable convertible preferred stock ($27.7 million) upon the optional conversion of all outstanding shares of redeemable convertible preferred stock into common stock at the closing of the offering.

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

Significant cash and contractual obligations

        The following table sets forth, as of September 30, 2009, certain significant cash obligations that will affect our future liquidity (in thousands):

	Total	Remaining 2009	2010	2011 - 2012	2013 - 2014	Thereafter
Long term debt	$174	$20	$80	$74	$—	$—
Capital lease obligations	349	42	137	168	2	—
Operating lease obligations	242,337	3,846	21,317	46,462	52,299	118,413
Other contractual obligations	20,878	—	3,071	7,774	10,033	—
Uncertain tax positions	3,751	—	—	3,751	—	—

Total	$267,489	$3,908	$24,605	$58,229	$62,334	$118,413

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

        For recent accounting pronouncements, see Note 2, "Summary of Significant Accounting Policies—Recent Accounting Pronouncements," to the condensed consolidated financial statements which are included in Part I, Item 1 of this report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market and credit risk

        Pursuant to our cash investment policy, we attempt to mitigate the exposure of our cash investments to market and credit risk by (i) diversifying concentration risk to ensure that we are not overly concentrated in a limited number of financial institutions, (ii) monitoring and managing the risks associated with the national banking and credit markets, (iii) investing in U.S. dollar-denominated assets and instruments only, (iv) diversifying account structures so that we maintain a decentralized account portfolio with numerous stable, highly-rated and liquid financial institutions and (v) ensuring that our investment procedures maintain a defined and specific scope such that we will not invest in higher-risk investment accounts, including long-term corporate bonds, financial swaps or derivative and corporate equities. Accordingly, under the guidelines of the policy, we invest our excess cash exclusively in high-quality, short-term, U.S. dollar-denominated financial instruments.

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

Interest rate risk

        All of our capital lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates. However, to the extent we borrow funds under the Credit Agreement, we would be subject to fluctuations in interest rates. As of September 30, 2009, we had no borrowings under the Credit Agreement.

        Our future investment income may fall short of expectations due to changes in interest rates. At September 30, 2009, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value, or cash flows related to investments in cash equivalents or interest earning marketable securities.

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

        We concluded at that time that we did not have: (i) a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of GAAP, performance of supervisory review and analysis and application of sufficient analysis on significant contracts, judgments and estimates; or (ii) effective controls over the selection, application and monitoring of accounting policies related to redeemable convertible preferred stock, earnings per share, leasing transactions and stock-based compensation to ensure that such transactions were accounted for in conformity with GAAP.

        We are committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting. Our chief financial officer is responsible for implementing changes and improvements in our internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses. We have continued to implement a number of significant changes and improvements in our internal control over financial reporting during the first three quarters of 2009, specifically:

  •
  hiring key personnel, including a director of financial planning, assistant controller, manager of financial reporting, financial reporting accountant, internal audit staff, and manager of internal audit, as well as certain consultants, in each case with experience managing and working in the corporate accounting department of a publicly traded company;

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

Item 1A.    Risk Factors

        Investing in our common stock involves risk. In addition to the updated risk factors set forth below, you should carefully consider the risk factors discussed in Part II, Item 1A of our quarterly reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 filed with the SEC on May 21, 2009 and August 11, 2009, respectively. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

The U.S. Department of Education's Office of Inspector General has conducted a compliance audit of Ashford University and has preliminarily advised us of certain areas of potential noncompliance.

        The U.S. Department of Education's Office of Inspector General, or the OIG, is responsible for promoting the effectiveness and integrity of the U.S. Department of Education's programs and operations. With respect to educational institutions that participate in Title IV programs, the OIG conducts its work primarily through an audit services division and an investigation services division. The audit services division typically conducts general audits of schools to assess their administration of federal funds in accordance with applicable rules and regulations. The investigation services division typically conducts focused investigations of particular allegations of fraud, abuse or other wrongdoing against schools by third parties, such as a lawsuit filed under seal pursuant to the federal False Claims Act.

        The OIG's audit services division commenced a compliance audit of Ashford University in May 2008, covering the period March 10, 2005 through June 30, 2009. The scope of the audit covered Ashford University's administration of Title IV program funds, including compliance with regulations governing institutional and student eligibility, awards and disbursements of Title IV program funds, verification of awards, returns of unearned funds and compensation of financial aid and recruiting personnel. On September 2, 2009, the OIG notified Ashford University of its completion of field work and informed us that its tentative findings include certain instances of noncompliance with provisions of the Higher Education Act and regulations governing Ashford University's administration of Title IV programs. Specifically, the OIG preliminarily identified the following areas of noncompliance:

  •
  compensation policies and practices with respect to enrollment advisors;

  •
  calculation of returns of Title IV program funds;

  •
  timeliness of returns of Title IV program funds;

  •
  student authorizations to retain credit balances;

  •
  disbursements of unearned Title IV program funds; and

  •
  maintenance of supporting documentation for students' leaves of absence.

        The OIG's findings are preliminary and remain under review by the staff of the OIG. While we believe Ashford University operates in substantial compliance with the regulations of the U.S. Department of Education which are applicable to the areas under review, due to the preliminary nature of the OIG's findings, we cannot predict the extent of the OIG's ultimate findings. However, we expect that the OIG's draft report will assert findings of noncompliance and if such findings are included in the OIG's final report could result in recommendations that the U.S. Department of Education's Office of Federal Student Aid impose fines on Ashford University and require Ashford University to take corrective action.

        The OIG was expected to issue its findings in a draft audit report at the end of September 2009, however it has not yet been issued. Once received, Ashford University will then have thirty days to submit responses to the OIG's draft findings. After the OIG has considered our responses, the OIG will issue a final audit report, which will contain the OIG's final findings and any recommendations to the Office of Federal Student Aid based on those findings. If the OIG identifies instances of noncompliance in its final audit report, the Office of Federal Student Aid would determine what action to take, if any. Such action could include requiring Ashford University to modify its Title IV administration procedures or its practices with respect to the compensation of its enrollment advisors, assessing a monetary liability for the return of Title IV program funds or the commencement of an administrative action to impose potentially significant fines or to limit, suspend or terminate Ashford University's Title IV participation. In the event that the office of Federal Student Aid assessed any monetary liabilities or commenced an administrative action, Ashford University would pursue fully its administrative remedies. Because of the ongoing nature of the OIG audit, we cannot predict the ultimate extent of the draft or final audit findings or the potential liability or remedial actions that might result. Such findings and related remedial action may have a material adverse impact on our reputation in the industry, our cash flows and results of operations, our ability to recruit students and our business.

Our schools may be sanctioned or subject to lawsuits if they pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admissions or financial aid awarding activities.

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

        Additionally, several of our competitors have been faced with lawsuits brought by current or former employees pursuant to the federal False Claims Act, alleging violations of the incentive compensation rule. Defending a False Claims Act lawsuit could be costly and could divert management's time and attention from our business, regardless of whether the claim has merit. The adverse resolution of such a lawsuit could lead to monetary liability, including treble damages and attorneys' fees, and other sanctions, which could have a material adverse effect on our business, results of operations and financial condition.

We may experience unexpected difficulties or delays in implementing the eCollege online learning platform, or fail to achieve the expected benefits from transitioning to the eCollege online learning platform.

        In September 2009, we entered into a Master Services and License Agreement with eCollege.com (Pearson eCollege), or eCollege, pursuant to which we agreed to license from eCollege an online learning platform for our students that will replace the Blackboard Academic Suite after a planned transition period. We refer to this agreement as the eCollege License Agreement. Although we expect to complete the transition from the Blackboard Academic Suite to the eCollege online platform by the end of the first quarter of 2010, we may experience unexpected difficulties or delays during this transition. If we experience such difficulties or delays, or if we fail to achieve the expected benefits from transitioning to the eCollege online learning platform, the reputations of our institutions may suffer and our enrollments, revenues and results of operations could be adversely affected.

We use third-party software for our online platform, and if the provider of that software was to cease to do business or was acquired by a competitor, we may have difficulty maintaining the software required for our online platform or updating it for future technological changes.

        Historically, we have used the Blackboard Academic Suite, provided by Blackboard, Inc., a third-party software and service provider, for our online learning platform. In September 2009, we entered into the eCollege License Agreement pursuant to which we agreed to license from eCollege an online learning platform for our students that will replace the Blackboard Academic Suite after a planned transition period.

        The Blackboard Academic Suite has provided, and the eCollege online learning platform will provide, an online learning management system which provides for the storage, management and delivery of course content. These platforms also include collaborative spaces for student communication and participation with other students and faculty as well as grade and attendance management for faculty and assessment capabilities to assist us in maintaining quality. We have relied on Blackboard, and we will rely on eCollege, for administrative support and hosting of the applicable systems. If Blackboard or eCollege, as applicable, ceases to operate or is unable or unwilling to continue to provide us with services or upgrades on a timely basis, we may have difficulty maintaining the software required for our online platform or updating it for future technological changes.

System disruptions and vulnerability from security risks to our technology infrastructure could impact our ability to generate revenue and could damage the reputation of our institutions.

        The performance and reliability of our technology infrastructure is critical to our reputation and to our ability to attract and retain students. Historically, we have licensed the software and related hosting and maintenance services for our online platform from Blackboard, Inc. (Blackboard Academic Suite) and the software and related maintenance services for our student information system from Campus Management Corp., both of whom are third-party software and service providers. Additionally, in September 2009, we entered into the eCollege License Agreement with eCollege, a third-party software and service provider, pursuant to which we agreed to license from eCollege an online learning platform for our students that will replace the Blackboard Academic Suite after a planned transition period. We also develop and utilize proprietary software, primarily for our customer relationship management, or CRM, system. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of systems to us or our students.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

        On September 23, 2009, we issued an aggregate of 26,940 shares of common stock to an investor upon the conversion of 28,889 warrants to purchase shares of common stock at a weighted average exercise price of $1.125 per share. Pursuant to the cashless net exercise feature of the warrants, the warrants could be converted, in lieu of cash exercise, into a number of shares of common stock determined by multiplying the number of shares purchasable under the warrant by the difference between the fair market value of the common stock on the date of conversion. The fair market value of the common stock determined in accordance with the warrants on the date of conversion was $16.69 per share. The shares were issued in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act. An appropriate legend was placed on the shares.

        On November 2, 2009, we issued an aggregate of 11,110 shares of common stock to two investors upon the exercise of warrants to purchase common stock at an exercise price of $1.13 per share. The shares were offered and sold in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. An appropriate legend was placed on the shares.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

  (a)
  Exhibits

Exhibit No.		Description
4.1		Limited Waiver of Lock-up Agreement for Registration Rights Demand dated August 19, 2009 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on August 28, 2009).
4.2		Limited Waiver of Underwriting Agreement dated August 19, 2009 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on September 4, 2009).
4.3		Limited Waiver of Lock-up Agreement dated August 31, 2009 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed with the SEC on September 4, 2009).
4.4
Second Amended and Restated Registration Rights Agreement dated August 26, 2009 (incorporated by reference to Exhibit 4.4 to the Amendment No. 1 to Form S-1 Registration Statement filed on September 4, 2009).

10.1	†	Master Services and License Agreement with eCollege.com dated September 29, 2009 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on October 1, 2009).
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

BRIDGEPOINT EDUCATION, INC.
November 4, 2009	/s/ DANIEL J. DEVINE Daniel J. Devine Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)