Form 10-K
period 2009-12-31
Bridgepoint Education Inc
filed 2010-03-02
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34272

BRIDGEPOINT EDUCATION, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-3551629 (I.R.S. Employer Identification No.)

13500 Evening Creek Drive North, Suite 600
San Diego, CA 92128
(Address, including zip code, of principal executive offices)

(858) 668-2586
(Registrant's telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

          Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class) Common Stock, $0.01 par value	(Name of Each Exchange on Which Registered) New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
 None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant's second fiscal quarter, was approximately $307.9 million, based on the closing price reported on such date by the New York Stock Exchange of the registrant's common stock. Shares of common stock held by officers and directors and holders of 10% or more of the outstanding common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 26, 2010, the number of outstanding shares of the registrant's common stock was 54,412,104.

Documents Incorporated by Reference

          Portions of the registrant's proxy statement for the 2010 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2009.

BRIDGEPOINT EDUCATION, INC.

FORM 10-K

INDEX

i

Special Note Regarding Forward Looking Statements

        This Annual Report on Form 10-K, including Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Bridgepoint Education, Inc. (the "Company," "Bridgepoint," "we," "us" or "our") including, without limitation, statements regarding:

  •
  proposed new programs;

  •
  expectations that regulatory developments or other matters will not have a material adverse effect on our enrollments, financial position, results of operations and our liquidity;

  •
  projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance;

  •
  our ability to utilize commercial financing, lines of credit and term debt for the purpose of expansion of our online business infrastructure and to expand and improve our ground campuses;

  •
  our ability to continue to transfer credits from other institutions;

  •
  our ability to maintain and improve the quality of our education;

  •
  management of future growth and scalability;

  •
  development of military and corporate channels;

  •
  management's goals and objectives; and

  •
  other similar matters that are not historical facts.

        Words such as "may," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions, as well as statements in the future tense, identify forward-looking statements.

        Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and management's good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

  •
  our ability to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act and the regulations thereunder, Internet regulations, state laws and regulatory requirements and accrediting agency requirements;

  •
  the results of the ongoing compliance audit by the U.S. Department of Education's Office of Inspector General and possible remedial actions or other liability resulting therefrom;

  •
  risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards;

  •
  our ability to continue to develop awareness among, to recruit and to retain students;

  •
  competition in the postsecondary education market and its potential impact on our market share, recruiting cost and tuition rates;

  •
  reputational and other risks related to potential compliance audits, regulatory actions, negative publicity or service disruptions;

  •
  our ability to attract and retain the personnel needed to sustain and grow our business without straining existing resources;

  •
  our ability to develop new programs or expand our existing programs, or integrate acquired businesses, in a timely and cost-effective manner;

  •
  economic or other developments potentially impacting demand in our core disciplines or the availability or cost of Title IV or other funding; and

  •
  each of the factors discussed in Part I, Item 1A, Risk Factors; and

  •
  those factors set forth in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

 PART I

Item 1.    Business.

Overview

        We are a regionally accredited provider of postsecondary education services. We offer associate's, bachelor's, master's and doctoral programs in the disciplines of business, education, psychology, social sciences and health sciences.

        We deliver our programs online as well as at our traditional campuses located in Clinton, Iowa, and Colorado Springs, Colorado. As of December 31, 2009, we offered approximately 1,150 courses, 60 degree programs and 125 specializations and concentrations. We had 53,688 students enrolled in our institutions as of December 31, 2009, 99% of whom were attending classes exclusively online.

        We have designed our offerings to have four key characteristics that we believe are important to students:

  •
  Affordability—our tuition falls within Title IV loan limits;

  •
  Transferability—our universities accept a high level of prior credits;

  •
  Accessibility—our delivery model makes our education services accessible to a broad segment of the population; and

  •
  Heritage—our institutions' respective histories as traditional universities provide a sense of familiarity, a connection to a student community and a campus-based experience for both online and ground students.

        We believe these characteristics create an attractive and differentiated value proposition for our students. In addition, we believe this value proposition expands our overall addressable market by enabling potential students to overcome the challenges associated with cost, transferability of credits and accessibility—factors that frequently discourage individuals from pursuing a postsecondary degree.

        We are committed to providing a high-quality educational experience to our students. We have a comprehensive curriculum development process, and we employ qualified faculty members with significant academic and practitioner credentials. We conduct ongoing faculty and student assessment processes and provide a broad array of student services. Our ability to offer a quality experience at an affordable price is supported by our efficient operating model, which enables us to deliver our programs, as well as market, recruit and retain students, in a cost-effective manner.

        In January 2004, our principal investor, Warburg Pincus Private Equity VIII, L.P., or Warburg Pincus, and our CEO and President, Andrew Clark, as well as several other members of our current executive management team, launched Bridgepoint Education, Inc. to establish a differentiated postsecondary education provider.

        In March 2005, we acquired the assets of The Franciscan University of the Prairies, located in Clinton, Iowa, and renamed it Ashford University. Founded in 1918 by the Sisters of St. Francis, a non-profit organization, The Franciscan University of the Prairies originally provided postsecondary education to individuals seeking to become teachers and later expanded to offer a broader portfolio of programs. The university obtained regional accreditation in 1950 from the Higher Learning Commission and received re-accreditation in 2006 for a period of 10 years. At the time of the acquisition, the university had 332 students, 20 of whom were enrolled in the university's first online program, which launched in January 2005.

        The majority of our current executive management team was in place at the time we acquired Ashford University. As a result, we were able to begin implementing processes and technologies to prepare for the launch of an online education offering to serve a large student population immediately after the acquisition. In spring 2005, we introduced several new online programs through Ashford University, including four bachelor's and two master's programs. Since then, we have continued to introduce new online programs. At present, we offer one associate's program, approximately 50 bachelor's programs and seven master's programs, including numerous specializations and concentrations within these programs.

        In September 2007, we acquired the assets of the Colorado School of Professional Psychology, located in Colorado Springs, Colorado, and renamed it the University of the Rockies. Founded as a non-profit institution in 1998 by faculty from Chapman University, the school offers master's and doctoral programs, primarily in psychology. At the time of the acquisition, the school had 75 students and did not offer any online courses or programs. In October 2008, through the University of the Rockies, we launched one online master's program with two specializations and our first online doctoral program. Originally accredited in 2003 for a period of five years by the Higher Learning Commission, the University of the Rockies received re-accreditation from the Higher Learning Commission in 2008 for a period of seven years.

Our Competitive Strengths

        We believe that we have the following competitive strengths:

Attractive, differentiated value proposition for students

        We have designed our educational model to provide our students with a superior value proposition relative to other educational alternatives in the market. We believe our model allows us to attract more students, as well as to target a broader segment of the overall population. Our value proposition is based on the following:

  •
  Affordable tuition.  We structure the tuition for our programs to be below Title IV loan limits, permitting students who do not otherwise have the financial means to pursue an education the ability to gain access to our programs. We believe that removing the financial burden of obtaining incremental private loans, or making significant cash tuition payments while pursuing a postsecondary education, not only permits more students to access our programs but also enables students to focus more on their coursework and on program completion while in school. We also recognize that private loans are increasingly difficult to obtain, which can prevent academically qualified students from pursuing an education at institutions with higher tuition and fees.

  •
  High transferability of credits.  Based on our research, we believe we are one of six postsecondary education institutions in the United States, and the only for-profit provider, that accepts up to 99 transfer credits for a bachelor's degree program. Many adult students have completed some postsecondary education and have credits which they would like to transfer to a new degree program, but are often prevented from doing so, thereby increasing the time and expense incurred to earn a degree. This situation is common among military personnel who, as of December 31, 2009, comprised 17.1% of our total enrollment. We believe students should receive credit for their prior work and, as such, we have worked closely with our accrediting agencies to obtain the right to accept a high level of transfer credits. Based on a recent review of our fully admitted undergraduate students, approximately 73% transferred in credits and 49% of those who transferred in credits transferred in 50 credits or more.

  •
  Accessible educational model.  Our online delivery model, weekly start dates and commitment to affordability and the transferability of credits make our programs highly accessible. Our online platform has been designed to deliver a quality educational experience while offering the flexibility and convenience that many students, particularly working adults, require. As of December 31, 2009, 99% of our students were taking classes exclusively online. Our weekly starts provide students with significant flexibility to structure their course schedule around their other personal and professional commitments.

  •
  Heritage as a traditional university with a campus-based student community.  We believe that a strong sense of community and the familiarity associated with a traditional campus environment are important to recruiting and retaining students and differentiate us from many other online providers. We encourage our online students to follow activities on our campuses, including our 17 NAIA athletic teams, our student clubs and our student projects with our campuses' local communities. Additionally, all online student activity, including completing coursework and seeking support services, is initiated through each university's homepage, which also highlights campus activities, including athletic and social events. As a result, students have the opportunity to become more connected to their fellow students and to develop a stronger connection with our institutions. Additionally, we hold graduation ceremonies at our Ashford University campus for online and ground students. In the December 2009 graduation, 87% of the students participating in the ceremony were graduating from online programs.

Commitment to academic quality

        We are committed to providing our students with a rigorous and rewarding academic experience, which gives them the knowledge and experience necessary to be contributors, educators and leaders in their chosen professions. We seek to maintain a high level of quality in our curriculum, faculty and student support services, all of which contribute to the overall student experience. Our curriculum is reviewed annually to ensure that content is refined and updated as necessary. Our faculty members have over 10 years of instructional experience on average, and all hold graduate degrees in their respective fields of instruction and typically have relevant practitioner experience. We provide extensive student support services, including academic, administrative and technology support, to help maximize the success of our students. Additionally, we monitor the success of our educational delivery processes through periodic faculty and student assessments. We believe our commitment to quality is evident in the satisfaction and demonstrated proficiency of our students, which we measure at the completion of every course.

Cost-efficient, scalable operating model

        We have designed our operating model to be cost-efficient, allowing us to offer a quality educational experience at an affordable tuition rate while still generating attractive operating margins. Our management team has relied upon its significant experience with other online education models to develop processes and employ technology to enhance the efficiency and scalability of our business model. Our processes and related technologies allow us to efficiently meet our students' instructional support services needs and to execute our marketing, recruiting and retention strategy. These processes and related technologies enable our management team to operate the business effectively and to identify areas for opportunity to refine the model further. Additionally, we have developed our operating model to be scalable and to support a much larger student population than is currently enrolled.

Experienced management team and strong corporate culture

        Our management team possesses extensive experience in postsecondary education, in many cases with other large online postsecondary providers. Andrew Clark, our CEO and President, served in senior management positions at such institutions for 12 years prior to joining us and has significant experience with online education businesses. The other members of our executive management team, most of whom have been with us since our launch of Bridgepoint Education, Inc., also bring a combination of academic, operational, technological and financial expertise that we believe has been critical to our success. The continuity of our executive management team demonstrates the strong relationship between functional areas within our business and the team's belief in the potential of our business model. Additionally, our executive management team has been critical to establishing and maintaining our corporate culture during our rapid growth. Our culture is based on four core values: integrity, ethics, service and accountability. We believe these values (i) have allowed us to create an environment that makes us a sought-after employer for professionals within our industry and (ii) have contributed to the strong relationships we maintain with each of our regulatory and accrediting agencies.

Our Growth Strategies

        We intend to pursue the following growth strategies:

Focus on high-demand disciplines and degree programs

        We seek to offer programs in disciplines in which there is strong demand for education and significant opportunity for employment. Our current program portfolio includes offerings at the associate's, bachelor's, master's and doctoral levels in the disciplines of business, education, psychology, social sciences and health sciences. We follow a defined process for identifying new degree program opportunities which incorporates student, faculty and market feedback, as well as macro trends in the relevant disciplines, to evaluate the expected level of demand for a new program prior to developing the content and marketing it to potential students. Based on a March 2009 NCES report, programs in our disciplines represent 69% of total bachelor's degrees conferred by all postsecondary institutions in 2006-2007.

Increase enrollment in our existing programs through investment in marketing, recruiting and retention

        We have invested significant resources in developing processes and implementing technologies that allow us to effectively identify, recruit and retain qualified students. We intend to continue to invest in marketing, recruiting and retention and to expand our enrollment advisor workforce to increase enrollment in our existing programs. Our proprietary customer relations management, or CRM system, and related processes allow us to effectively pursue potential new students that have expressed an interest in a postsecondary program. Additionally, our superior value proposition allows us to differentiate our educational offering to potential students. Once a student enrolls in our programs, we provide consistent, ongoing support to assist the student in acclimating to the online environment and to address challenges that arise in order to increase the likelihood that the student will persist through graduation. We also intend to continue to develop our brand recognition through targeted marketing efforts to students and employers.

Expand our portfolio of programs and specializations and concentrations

        We intend to continue to expand our academic offerings to attract a broader portion of the overall market. In addition to adding new programs in high-demand disciplines, we intend to enhance our programs through the addition of more specializations and concentrations. Specializations and concentrations are used to create an offering that is tailored to the specific objectives of a target student population and therefore is more attractive to potential students interested in a particular program. As a result, the addition of specializations and concentrations represents a cost-effective way both to expand our target market and to further enhance the differentiation of our programs in that market. Additionally, we intend to expand our portfolio of master's and doctoral degree programs, consistent with our commitment to a quality academic offering, and to pursue graduate students because we believe they represent an attractive segment of the population.

Further develop strategic relationships in the military and corporate channels

        We intend to broaden our relationships with military and corporate employers, as well as seek additional relationships in these channels. Through our dedicated channel development teams, we are able to cost-effectively target specific segments of the market as well as better understand the needs of students in these segments so that we can design programs that more closely meet their needs. We believe our value proposition is attractive to potential students in these markets. In the military segment, individuals may frequently change locations or may seek to complete a program intermittently over the course of several years. In the corporate channel, employers value our traditional campus heritage, while our affordability allows employer tuition reimbursement to be used more efficiently.

Deliver measurable academic outcomes and a positive student experience

        We are committed to offering an educational solution that supports measurable academic outcomes, thereby allowing our students to increase their probability of success in their chosen profession. We use a comprehensive course development program and ongoing assessments to define the desired outcomes for a course, to design the course to deliver these outcomes and to measure each student's progress towards achieving these outcomes as they progress through a course. Our online platform supports this objective as we are able to monitor each student's action in an online course. Additionally, our students benefit from the strong sense of community that exists from being associated with a traditional campus and student community, including the related student activities. We believe our combination of measurable outcomes and a positive experience is important to helping students persist through graduation.

Approach to Academic Quality

Rigorous curricula

        We are committed to offering academically rigorous curricula, which provide students the knowledge and skills necessary to be successful in their respective professions. Our curricula are developed to ensure a consistent, high-quality learning experience for all students. Faculty and subject matter experts design our curricula to emphasize the requisite professional knowledge and skills that our students will need following graduation. Our programs and curricula are continuously monitored and undergo regular reviews to ensure their quality, efficacy and relevance.

Qualified faculty

        Faculty members are selected based upon academic credentials, prior teaching experience and on performance in faculty orientation and in the classroom. Our faculty members have more than 10 years of instructional experience on average, and all hold graduate degrees in their respective fields of instruction and typically have relevant practitioner experience. Currently, we have more than 2,430 adjunct faculty members (individuals that have taught a course for us in the last 12 months) and more than 65 full-time campus faculty members. All of our faculty members have earned a graduate degree, and of the faculty members teaching graduate courses, 87% at Ashford University and 100% at University of the Rockies have earned doctoral degrees.

        All faculty members participate in an extensive initial interview and orientation. Online faculty candidates must participate in three weeks of online training to understand the instructional design of our courses, our online platform and teaching expectations. The online environment that we use to train and evaluate candidates is designed to replicate the learning experience of our students, as well as provide a platform for the candidates to demonstrate their competence as an instructor.

        Faculty members participate in ongoing professional development as well as regional face-to-face meetings designed to ensure appropriate levels of faculty engagement and student learning. Our instructional specialists are a team of faculty members who assess the performance of and provide feedback to our online faculty to ensure quality and consistent delivery across all of our programs. Our instructional specialists evaluate online faculty on their ability to:

  •
  inspire an atmosphere of sincerity and encouragement;

  •
  establish trust among the community of students;

  •
  establish clear expectations and outcomes that maintain academic standards;

  •
  respond promptly to students and provide needed expertise;

  •
  provide constructive criticism;

  •
  advance written communication skills; and

  •
  motivate and engage students in active and positive dialogue.

        We believe our instructional specialists serve a critical role in allowing us to deliver a quality education to our students.

        We believe that supporting faculty in classroom duties as well as in their professional development is an integral component to the success of our students. We place significant emphasis on supporting and rewarding faculty for quality teaching and have implemented programs designed to provide necessary faculty support. We employ faculty mentors to acclimate new instructors to our online platform and instructional model, and we employ teaching assistants to assist faculty members in certain online undergraduate courses. Faculty members are encouraged to be active in their field by presenting at national conferences, conducting research, writing and joining professional organizations. Additionally, faculty members may earn formal recognition for excellence such as earning acceptance into the Ashford University Provost's Circle or Teaching Academy or by receiving formal faculty recognition awards.

        We believe providing a supportive community for our faculty is critical to the success of our institutions. Accordingly, we foster a sense of community among our online and our campus faculty through both in-person gatherings as well as online community building. We hold regional faculty meetings two to four times per year where all of our online faculty from a specific region are invited to gather to discuss experiences, best practices and effective teaching approaches. Additionally, we publish newsletters and maintain a faculty website to facilitate professional development and intra-faculty communication and exchange of ideas.

Consistent delivery

        We use standard curricula, texts and syllabi each time a given course is taught to ensure consistency in delivery. The course sequences we offer are standardized in a given program to enable consistent delivery. Courses have clear, consistent objectives which enable us to measure learning outcomes every time a course is given. Additionally, standard course student assessment materials are used to guarantee a consistent approach. Our uniform content, course objectives, assessment process and course sequences allow us to consistently deliver our programs to a large student population.

Effective student services

        Each student is provided a dedicated support team to assist such student in pursuing academic objectives. Financial aid and student services personnel help each new student evaluate financial service options and provide assistance in reviewing prior credits and planning scheduled classes. Each student is also assigned a teaching assistant at the beginning of matriculation to serve as a personal writing coach and is offered access to writing skills assistance, tutoring services and library resources.

Academic assessment and oversight

        An academic leadership team and board provide oversight to ensure the academic integrity of all program offerings. Academic quality is measured and assessed by our faculty and monitored by our instructional specialists and assessment staff. In order to measure the efficacy of our programs, we have implemented a technologically-enabled assessment model that allows for continuous assessment, thoughtful review and revision of courses when necessary. Faculty performance is routinely reviewed by our instructional specialists to assess the quality of the student learning experience.

Surveys

        We use internal and external surveys to monitor the quality of our academic programs and student experience. In the past seven student satisfaction surveys we have conducted, 97% indicated they would recommend Ashford University to others seeking a degree. Additionally, in Ashford University's 2009 alumni survey which we conducted, 99% of working alumni participating in the survey felt their education prepared them for their current occupation, and more than 91% responded that they were satisfied or very satisfied with Ashford University.

        In the Noel-Levitz Student Satisfaction Survey, administered by an external source in the spring of 2009, Ashford University outperformed the four-year national average with respect to both overall student satisfaction and students' willingness to recommend the university to others seeking their degrees.

Accreditation

        Both of our institutions are accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools, or the Higher Learning Commission. Our continuing accreditations are a testament to the quality of our academic programs.

        Furthermore, the Higher Learning Commission requested that we submit our self-studies to be used as a model for peer institutions to follow at the annual meeting of the Higher Learning Commission. We also have three faculty members serving as consultant evaluators for the Higher Learning Commission and have two faculty members chosen to serve as Higher Learning Commission Assessment Mentors.

        Ashford University was originally accredited in 1950 and received its most recent 10-year reaccreditation in 2006. The University of the Rockies was originally accredited in 2003 for five years and received a seven-year reaccreditation in 2008.

Curricula and Scheduling

        As of December 31, 2009, we offered approximately 60 degree programs and 125 specializations and concentrations. Specialization areas are comprised of a select number of courses within an existing program which supplement that program's required courses. Specialization areas focus on one area of study and may also be offered under the designation of concentration, endorsement or track. We offer the following programs and specialization areas through Ashford University's three colleges: the College of Business and Professional Studies; the College of Education; and the College of Arts and Sciences; and through the University of the Rockies' two schools: the School of Organizational Leadership and the School of Professional Psychology.

(Ashford University)

College	Degree Program	Specialization Areas
Arts & Sciences	Bachelor of Arts Degrees Communication Studies English and Communication
Communications English/Language Arts Literature English-Literature Arts 5-12
Environmental Studies Health and Human Services Health Care Administration Health Care Studies History
Political Science and Government
Homeland Security and Emergency Management Journalism and Mass Communication Liberal Arts Natural Science
Biology 5-12 Chemistry 5-12 General Science 5-12
Political Science and Government Psychology Social and Criminal Justice
Corrections Management Forensics Homeland Security Security Management
Social Science
Education History Health and Human Services Management History Human Services Psychology Sociology American History 5-12 Psychology 5-12 Sociology 5-12 World History 5-12
Sociology Visual Arts

College	Degree Program	Specialization Areas
Bachelor of Science Degrees Biology Clinical Cytotechnology Clinical Laboratory Science Computer Science and Mathematics
Computer Science Mathematics Education Mathematics 5-12
Health Science Health Science Administration Natural Science Nuclear Medicine Technology
Bachelor of Applied Science Degree Health Care Administration
Master of Arts Degree Health Care Administration
Business & Professional Studies
Associate of Arts Degree Business
Bachelor of Arts Degrees Accounting
Public Administration
Professional Accounting Business Administration
Business Economics Entrepreneurship Finance Human Resources Management Information Systems International Management Logistics Management Marketing Operations Management Project Management
Business Economics Business Information Systems Computer Graphic Design
Animation Print Media Web Design
Entrepreneurship Human Resources Management International Business Operations Management and Analysis Organizational Management Public Administration
Sports and Recreation Management
Public Relations and Marketing Sports and Recreation Management

(Ashford University)

College	Degree Program	Specialization Areas
Bachelor of Applied Science Degrees Accounting Computer Computer Graphic Design
Animation Print Media Web Design
Management
Master of Arts Degree Organizational Management
Master of Business Administration Degree

Business Economics
Environmental Management
Finance
Global Management
Human Resources
    Management
Information Systems
Marketing
Organizational Leadership
Entrepreneurship
Health Care Administration
Project Management
Supply Chain Management
Public Administration
Master of Public Administration Degree
Education
Bachelor of Arts Degrees Business Education
Business-All 5-12
Early Childhood Education
Infant & Toddler Care
Early Childhood Education Administration Education (non-licensure) Education and Public Policy Elementary Education

Coaching K-12
Early Childhood Pre K-K
English-Language Arts K-8
Instructional Specialist I K-8
Mathematics K-8
Middle School 5-8
Reading K-8
Science Basic K-8
Social Science-History K-8
Social Science-Social
Studies K-8
English Language Learner Studies Physical Education
PE K-12

College	Degree Program	Specialization Areas
Master of Arts Degree Education

Assessment and
    Measurement
Child Development
Culturally Responsive
    Education
Curriculum and Instruction
Distance Learning
Early Childhood Education
Educational Technology
    Leadership
English Language Learner
Higher Education
Special Education
Teacher Leader
Teaching and Learning with Technology

(University of the Rockies)

School	Degree Program	Specialization Areas
Organizational Leadership
Graduate Certificate
Business Psychology Certificate Criminology and Justice Studies Certificate Organizational Leadership Certificate
Master of Arts Degree Psychology
Business Psychology
Criminology and Justice
    Studies
Educational Leadership
Evaluation, Research, and
    Measurement
Executive Coaching
Health and Wellness
    Psychology
International Leadership
Mediation and Conflict
    Resolution
Mental Health
    Administration
Non-Profit Management
Organizational Consulting
Organizational Diversity
Organizational Leadership
Doctor of Psychology Degree

Business Psychology
Criminology and Justice
    Studies
Educational Leadership
Evaluation, Research,
    and Measurement
Executive Coaching
Health and Wellness
    Psychology
International Leadership
Mediation and Conflict
    Resolution
Mental Health
    Administration
Non-Profit Management
Organizational Consulting
Organizational Diversity
Organizational Leadership

School	Degree Program	Specialization Areas
Professional Psychology
Graduate Certificate
General Psychology Certificate
Master of Arts Degree Psychology
Career Management and Counseling General Psychology Marriage and Family Therapy Professional Counselor Sports and Performance Psychology
Doctor of Psychology Degree

Sports and Performance
    Psychology
Clinical
Child and Adolescent
    Therapy
Eating Disorders
Existential-Humanistic
    Psychology
Forensics
Health Psychology
Marriage and Family Therapy
Neuropsychology
Organizational Consulting
Spirituality
Trauma

        Online courses are offered with weekly start dates throughout the year except for two weeks in late December and early January. Courses typically run five to six weeks, and all courses are offered in an asynchronous format, so students can complete their coursework as their schedule permits. Online students typically enroll in one course at a time. This focused approach to learning allows the student to engage fully in each course.

        Ground courses typically run 16 weeks and have two start dates per year for semesters beginning in January and September. Undergraduate ground students can enroll in up to six concurrent courses at a time and typically enroll in at least four courses in a given semester.

        Doctoral students, both online and ground, are required to participate in periodic seminars located on campus as well as compose and defend a dissertation on an approved topic.

        Total credits required to obtain a degree are consistent for online and campus programs. An associate's degree requires 61 credits, a bachelor's degree requires 120 credits, a master's degree typically requires a minimum of 33 credits at Ashford University and 39 credits at the University of the Rockies. A doctoral degree at the University of the Rockies requires a minimum of 61 additional credits.

Program Development

        Potential new programs, specializations and concentrations are determined based on proposals submitted by faculty and staff and on an assessment of overall market demand. Our faculty and academic leadership work in collaboration with our marketing team to research and select new programs that are expected to have strong market demand and that can be developed at a reasonable cost. Programs are reviewed by the appropriate college and must also receive approval through the normal governance process at the relevant institution.

        Once a program is selected for development, a subject matter expert is assigned to work with our curriculum development staff to define measurable program objectives. Each course in a program is designed to include learning activities that address the program objectives and assess learning outcomes. A new program is reviewed for approval through the appropriate governance structures. Following the approval, the programs are conformed to the standards of our online learning management system, and the marketing department creates a marketing plan for the program. In most cases, the time frame to identify, develop and approve a new program is approximately six months.

Assessment

        Each institution has developed and implemented a comprehensive assessment plan focused on student learning and effective teaching. The plans measure learning outcomes at the course, program and institutional levels. Learning outcomes are unique to each institution and demonstrate the skills that graduates should be able to demonstrate upon completion of their respective program. With the assistance of our dedicated assessment team, our faculty routinely evaluates and revises courses and learning resources based upon outcomes and institutional research data. Using direct and indirect measurements, student performance is assessed on an ongoing basis to ensure student success. Both Ashford University and the University of the Rockies have been accepted into the Higher Learning Commission Assessment Academy which promotes a continuous improvement cycle in the area of assessment.

        In addition to course and program assessments, our faculty's performance is continuously assessed by our institutional specialists and by results of student surveys at the completion of each course. The results of all of our assessment practices are reviewed by an assessment team, and, based on their conclusions, recommendations may be made to add or modify our programs.

Student Support Services

        To promote academic success, support new students and enhance persistence, we offer a broad array of services that assist students at our institutions. A majority of our student support services are accessible online, permitting convenient student access. Our service infrastructure includes academic, administrative, technology and library services.

Academic

        Students enrolling in an undergraduate program are given access to teaching assistants who serve as personal writing coaches and provide feedback and guidance on academic matters. Additionally, every student is offered unlimited access to Smarthinking, an online tutoring service for writing, math, statistics and accounting. We also offer students access to an online writing center that utilizes a virtual writing tutor and provides sample essays, an automated reference generator and tutorials on utilizing our online library. For students with disabilities, we provide appropriate educational accommodations through our disability support services team.

Administrative

        We offer students access to our administrative services telephonically, as well as via the Internet. We believe online accessibility provides the convenience and self-service capabilities that our students value. Each student is assigned an enrollment advisor, a financial services advisor and an academic advisor, who work together as a team and serve as a student's main point of contact. Financial service advisors work with enrollment advisors to ensure that the student is financially prepared to pursue their degree. Academic advisors work with the student to evaluate any past credits they have earned, to plan their degree path and to schedule their classes.

Technology

        We provide online technology support to assist our students and faculty with technology-related issues. Our internal technology support team is available from 8:00 am EST to 10:00 pm EST. In addition, we provide our students with support 24 hours per day, seven days per week to address common issues such as password resets and questions related to our learning management system.

Library

        We provide access to online and ground libraries containing materials to assist students and faculty with research and instruction. Our libraries satisfy the criteria established by the Higher Learning Commission for us to offer undergraduate, master's and doctoral degree programs.

Campus Operations

        Ashford University is located on 24 acres in Clinton, Iowa. Since our acquisition of Ashford University in March 2005, we have invested in enhancing and expanding the physical infrastructure of the campus, which currently includes seven buildings used for academic, athletic, administrative and social activities. In December 2009, we purchased an additional 128 acres in Clinton, Iowa, nearby our campus for planned campus growth.

        The University of the Rockies is located in Colorado Springs, Colorado. We have begun to implement a plan to further enhance the infrastructure of the University of the Rockies and to increase the ground enrollment at this institution.

        Ground enrollments at our institutions were 640 as of December 31, 2009.

        We believe that the continued growth of our ground enrollment, our commitment to academic quality, student athletics and social activities and community involvement by students at our campuses will continue to contribute to the heritage of the institutions. As a result, we intend to continue to seek opportunities to invest in developing our campus operations.

Marketing, Recruiting and Retention

Marketing

        We develop and participate in various marketing activities to generate leads for prospective students and to build the Ashford University and University of the Rockies brands. For our online student population, we target working adults, many of whom have already completed some postsecondary courses and are seeking an accessible, affordable education from a quality institution. For our Ashford University campus student population, we target traditional college students, typically between the ages of 18 and 24.

        Our leads are primarily generated from online sources. Our main source of leads is third party online lead aggregators. Typically, our contracts with online lead aggregators are for a period of 30 days, which provides us with significant flexibility to add or remove vendors on short notice. We also purchase key words from search providers to generate online leads directly, rather than acquiring them through lead aggregators. Additionally, we have an in-house team focused on generating online leads through search engine optimization techniques. In select instances, primarily for potential ground students, we utilize print, television and radio media campaigns as well as direct mail to generate leads.

        We use print media as well as trade show appearances to enhance the brand equity of Ashford University and the University of the Rockies. These campaigns are designed to increase awareness among potential students, differentiate us from other postsecondary education providers, start dialogues between our enrollment advisors and potential students, motivate existing students to re-register and encourage referrals from existing students.

        Our military and corporate channel relationships are developed and managed by our channel development teams. Our military development specialists and corporate liaisons work with representatives in these organizations to demonstrate the quality, impact and value that our programs can provide to individuals in the organizations as well as to the organizations themselves. We also attend trade shows and conferences to communicate our value proposition to potential channel partners.

        Military relationships.    We offer scholarships to all members of the military, including active duty members, veterans, National Guard members, reservists, civilian employees of the Department of Defense and immediate family members of active duty personnel. In July 2009, in conjunction with the 2009 Supplemental Appropriations Bill, which extends the G.I. Bill benefits to the children of fallen soldiers, we also began offering scholarships to the children of military personnel who lost their lives while serving their country. Additionally, we announced in July 2009 that our institutions will participate in the G.I. Bill's Yellow Ribbon Education Enhancement Program which allows colleges and universities to enter into dollar-for-dollar matching agreements with the federal government to pay veterans' educational costs above those covered by the base G.I. Bill benefit. As of December 31, 2009, 17.1% of our students were affiliated with the military.

        The U.S. Army has accepted Ashford University for participation as a Letter-of-Instruction school in the GoArmyEd program. We believe this selection will help facilitate the process by which active-duty soldiers may apply for courses through Ashford University, which will have a direct link to the GoArmyEd web site. The U.S. Coast Guard also has selected Ashford University to become a SOCCOAST-4 member. Ashford University joins more than 40 other colleges and universities in the SOCCOAST-4 degree network in offering bachelor degree programs to Coast Guard students, their adult family members and Coast Guard civilian personnel. We plan to take advantage of these developments to expand our educational offerings to military personnel.

        Corporate relationships.    We develop corporate relationships to offer our programs to employees of large companies. Based on these relationships, corporations make information about Ashford University and the University of the Rockies available to their employees. In addition to our current corporate liaisons, we have launched a national corporate team to focus exclusively on partnering with corporations to address their respective company education initiatives and education reimbursement programs.

Recruiting

        We employ a team structure in our recruiting operations. Each team consists of enrollment advisors, academic advisors and financial service advisors. Our teams provide a single point of contact and facilitate all aspects of enrollment and integration of a prospective student into a program of study. Our team structure promotes internal accountability among employees involved in identifying, recruiting, enrolling and retaining new students.

        All leads are managed through our proprietary customer relations management, or CRM, system. Our CRM system directs a lead for a prospective student to a recruiting team and assigns an enrollment advisor within that team to serve as the primary liaison for that prospective student. Once contact with the prospective student is established, our enrollment advisors, along with the academic and financial service advisors, begin an assessment process to determine if our program offerings match the student's needs and objectives. Additionally, our enrollment advisors communicate other criteria, including expected duration and cost of our programs, to prospective students. Through our proprietary systems, our enrollment advisors are able to generate a comparison of tuition levels across our competitors in order for prospective students to make more informed decisions.

        Each enrollment advisor undergoes a comprehensive training program that addresses financial aid options, our value proposition, our academic offerings and the regulatory environment in which we operate, including the restrictions that regulations impose on the recruitment process. We place significant emphasis on regulatory requirements and promote an environment of strict compliance. An enrollment advisor typically does not achieve full productivity until four to six months after the advisor's date of hire.

        As of December 31, 2009, 2008 and 2007, we employed 1,175, 749, and 479 enrollment advisors, respectively.

Retention

        Providing a superior learning experience to every student is a key component in retaining students at our institutions. We feel that our team-based approach to recruitment and the robust student services we provide enhance retention because of each student's interaction with their contact in the team and the accountability inherent in the team architecture. We also incorporate a systematic approach to contacting students at key milestones during their enrollment, providing encouragement and highlighting their progress. Additional contact points include quarterly updates on the school and campus life. Academic advisors are measured on their ability to retain their assigned students and regularly work with at-risk students who have not attended their most recent class or who have not ordered books. These frequent personal interactions between academic advisors and students are a key component to our retention strategy. Additionally, we employ a retention committee that monitors performance metrics and other key data to analyze student retention rates and causes and potential risks for student drops. Also, our ombudsman department serves as a neutral third party for students to raise any concerns or complaints. Such concerns and complaints are then elevated to the appropriate department so we may proactively address any issues potentially impacting retention.

Admissions

        Our admission process is designed to offer access to prospective students who seek the benefits of a postsecondary education. Ashford University undergraduate students may qualify in various ways, including by having a high school diploma or a General Education Development equivalent. Graduate level students at Ashford University and the University of the Rockies are required to have an undergraduate degree from an accredited college and may be required to have a minimum grade point average or meet other criteria to qualify for admission to certain programs.

Enrollment

        We define enrollments as the number of active students on the last day of the financial reporting period. A student is considered an active student if he or she has attended a class within the prior 30 days unless the student has graduated or provided us with a notice of withdrawal.

        As of December 31, 2009, 72% of our online students were female, 47% have identified themselves as minorities and the average age of our online students was 35. We have online students from all 50 states and from the District of Columbia.

        The following summarizes our enrollments as of December 31, 2009, 2008 and 2007:

	December 31, 2009		December 31, 2008		December 31, 2007
Doctoral	428	0.8%	113	0.3%	60	0.5%
Master's	5,350	10.0	2,266	7.2	905	7.2
Bachelor's	41,571	77.4	26,340	83.5	11,071	87.7
Associate's	6,117	11.4	2,699	8.6	533	4.2
Other*	222	0.4	140	0.4	54	0.4

Total	53,688	100.0%	31,558	100.0%	12,623	100.0%

Online	53,048	98.8%	30,921	98.0%	12,104	95.9%
Ground	640	1.2	637	2.0	519	4.1

Total	53,688	100.0%	31,558	100.0%	12,623	100.0%

*
Includes students who are taking one or more courses with us, but have not declared that they are pursuing a specific degree.

Tuition and Fees

        The price of our courses varies based upon the number of credits per course (with most courses representing three credits), the degree level of the program and the discipline. For the 2009-10 academic year (which began on July 1, 2009), our price per credit is $354 for undergraduate online courses and ranges from $463 to $840 for graduate online courses. Based on these per credit prices, our prices for a three-credit course are $1,062 for undergraduate online courses and range from $1,389 to $2,520 for graduate online courses. For the 2009-2010 academic year, we charge a fixed $7,860 "block tuition" for undergraduate ground students taking between 12 and 18 credits per semester, with an additional $458 per credit for credits in excess of 18. Total credits required to obtain a degree are consistent for online and ground programs: an associate's degree requires 61 credits; a bachelor's degree requires 120 credits; a master's degree typically requires a minimum of 33 credits at Ashford University and 39 credits at the University of the Rockies. A doctoral degree at the University of the Rockies requires a minimum of 61 additional credits.

        Revenue realized from tuition is reduced by the amount of scholarships we award to our students. For the years ended December 31, 2009, 2008 and 2007, revenue was reduced by $42.8 million, $14.7 million, and $5.3 million, respectively, as a result of institutional scholarships that we awarded to our students.

        Tuition prices for students in our online programs increased by an average of 5.0% for our 2009-2010 academic year as compared to an average increase of 2.1% for our 2008-2009 academic year. Tuition increases have not historically been, and may not in the future be, consistent across our programs due to market conditions and differences in operating costs of individual programs. Tuition for our traditional ground programs increased by an average of 2.5% for our 2009-2010 academic year as compared to no increase in our 2008-2009 academic year. Our results of operations are generally subject to seasonal trends. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Comparability—Seasonality.

Student Financing

        We have engaged Affiliated Computer Services, Inc., or ACS, to provide call center and transactional processing services for the online financial aid student populations at Ashford University and the University of the Rockies, including services related to disbursement eligibility review and Title IV fund returns. We believe our engagement of ACS centralizes these processing services to improve student financing outcomes, and enhances our efforts to comply with Title IV rules and regulations. If our engagement with ACS were terminated, we would handle these processing services in-house.

        Our students finance their education through a combination of the following financing options:

Title IV Programs

        If a student attends any institution certified as eligible by the U.S. Department of Education and meets applicable student eligibility standards, that student may receive grants and loans to fund their education under programs provided for by Title IV of the Higher Education Act, which we refer to as Title IV. An institution participating in Title IV programs must ensure that all program funds are accounted for and disbursed properly. To continue receiving program funds, students must demonstrate satisfactory academic progress toward the completion of their program of study.

        In the years ended December 31, 2009, 2008 and 2007, Ashford University derived 85.5%, 86.8% and 83.9%, respectively, and the University of the Rockies derived 84.6%, 80.8% and 61.9%, respectively, of their respective revenues (in each case calculated on a cash basis in accordance with applicable U.S. Department of Education regulations) from Title IV programs administered by the U.S. Department of Education.

        FFEL.    Under the Federal Family Education Loan (FFEL) Program, banks and other lending institutions make loans to students. The FFEL Program includes the Federal Stafford Loan Program, the Federal PLUS Program (which provides loans to graduate students, as well as parents of dependent undergraduate students) and the Federal Consolidation Loan Program. If a student defaults on a FFEL loan, payment to the lender is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the U.S. Department of Education. Students who demonstrate financial need may qualify for a subsidized Stafford loan. With a subsidized Stafford loan, the federal government pays the interest on the loan while the student is in school and during grace periods and any approved periods of deferment, until the student's obligation to repay the loan begins. Unsubsidized Stafford loans are not based on financial need, and are available to students who do not qualify for a subsidized Stafford loan, or in some cases, in addition to a subsidized Stafford loan. Loan funds are paid to us, and we in turn credit the student's account for tuition and fees and disburse any amounts in excess of tuition and fees to the student.

        Effective July 1, 2008, under the Federal Stafford Loan Program, a dependent undergraduate student can borrow up to $5,500 for the first academic year, $6,500 for the second academic year and $7,500 for each of the third and fourth academic years. Students classified as independent, and dependent students whose parents have been denied a PLUS loan for undergraduate students, can obtain up to an additional $4,000 for each of the first and second academic years and an additional $5,000 for each of the third and fourth academic years. Students enrolled in graduate programs can borrow up to $20,500 per academic year.

        Recent proposed legislation would prohibit new federally-guaranteed loans from being made under the FFEL Program commencing July 1, 2010; instead, such loans would be required to be made under the Federal Direct Loan Program, which is described below. For more information, see "Regulation—Regulation of Federal Student Financial Aid Programs" below.

        Pell.    Under the Pell Program, the U.S. Department of Education makes grants to undergraduate students who demonstrate financial need. Effective July 1, 2008, the maximum annual grant a student can receive under the Pell Program is $4,731. Under the August 2008 reauthorization of the Higher Education Act, students are able for the first time to receive Pell Grant funds for attendance on a year-round basis, and can potentially receive more in a given year than the traditionally defined maximum annual amount. For the July 1, 2009 through June 30, 2010 award year, the maximum Pell

Grant award is $5,350. Recent proposed legislation would also provide for automatic increases in the maximum amount of Pell Grant for which a student would be eligible, subject to federal appropriations.

        Federal Direct Loan Program.    We are eligible to participate in the Federal Direct Loan Program, under which the U.S. Department of Education, rather than a private lender, lends to students. The types of loans, the maximum annual loan amounts and other terms of the loans made under the Federal Direct Loan Program are similar to those for loans made under the FFEL Program. Recent proposed legislation would require all federal education loans to be originated through the Federal Direct Loan Program commencing July 1, 2010, in which case our institutions would be required to certify loans through that program moving forward. We have begun participating in the Federal Direct Loan Program on a limited basis and are in the process of fully implementing the Federal Direct Loan Program at both of our institutions by July 1, 2010. For more information, see "Regulation—Regulation of Federal Student Financial Aid Programs" below.

        Federal Work Study Program.    Under the Federal Work Study Program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need to perform work for the school or for off-campus public or non-profit organizations.

Military and other governmental financial aid

        Some of our students also receive financial support from military and other government financial aid programs. In the years ended December 30, 2009, 2008 and 2007, Ashford University derived 4.9%, 2.2% and 1.9%, respectively, and the University of the Rockies derived 2.1%, 0.0% and 1.3%, respectively, of their respective revenues (in each case calculated on a cash basis in accordance with applicable U.S. Department of Education regulations) from military and other governmental financial aid sources.

Cash pay and corporate reimbursement

        Some students pay a portion or all of their tuition with cash. In some instances, these payments are reimbursable to the student or directly to us, by the student's employer under a corporate tuition reimbursement program. In the years ended December 31, 2009, 2008 and 2007, Ashford University derived 9.4%, 9.8% and 12.9%, respectively, and the University of the Rockies derived 9.7%, 19.2% and 36.8%, respectively, of their respective revenues (in each case calculated on a cash basis in accordance with applicable U.S. Department of Education regulations) from cash pay and other corporate reimbursement.

Private loans

        Some students use private loans to assist with the financing of their tuition. Due to our affordable value proposition, our students generally have limited need for private loans. In the years ended December 31, 2009, 2008 and 2007, Ashford University derived 0.2%, 1.2% and 1.9%, respectively, and the University of the Rockies derived 0.0%, 0.0% and 0.0%, respectively, of their respective revenues (in each case calculated on a cash basis in accordance with applicable U.S. Department of Education regulations) from private loans.

Internal loan program

        In October 2009, we implemented a program for the University of the Rockies pursuant to which the institution will provide direct loans to students. In the year ended December 31, 2009, the University of the Rockies derived 3.6% of its revenue (calculated in accordance with applicable U.S. Department of Education regulations) from these internal loans.

Technology

        We have created a scalable technology system that is secure, reliable and redundant and permits our courses and support services to be offered online.

Online course delivery and management

        We use the eCollege online learning platform, provided by Pearson eCollege, a third-party software and services provider, for our online platform. The platform provides an online learning management system and provides for the storage, management and delivery of course content. The platform includes collaborative spaces for student communication and participation with other students and faculty as well as grade and attendance management for faculty, and assessment capabilities to assist us in maintaining quality. Pearson eCollege hosts the software for us in its data center to allow us to efficiently scale the applications to meet the needs of our growing student population. Access to our systems is provided through our student portals, an extension of our individual university websites. These portals are dynamic destinations for students to securely access personal information and services and also serve as vehicles for student communications, activities and student support services.

Internal administration

        We employ a proprietary CRM system for lead management, document management, workflow, analytics and reporting. Our CRM suite enables rapid response to new leads. We believe our CRM system is able to support the needs of our business for the foreseeable future. We also utilize an online application portal to accept, integrate and process student applications.

        We utilize CampusVue, a student information system provided by Campus Management Corp., to manage student data (including grades, attendance, status and financial aid) and to generate periodic management reports. This system interfaces with our learning management system.

Infrastructure

        Our core infrastructure and servers are located in a secure data center at our corporate headquarters. All of our servers are on a scalable and redundant meshed network. All systems and their associated data are included in a backup and recovery plan. We currently use industry standard servers and related equipment. We also have a disaster recovery plan in place.

Student Community and Activities

Athletics

        Our athletic teams at Ashford University compete as members of the Midwest Collegiate Conference and the National Association of Intercollegiate Athletics (NAIA). We field teams as the Ashford University Saints in men's baseball, basketball, bowling, cross country, golf, soccer, tennis and track and field, and in women's basketball, bowling, cross country, golf, soccer, softball, track and field, tennis and volleyball.

Student organizations and activities

        Our students have the ability to participate in a wide range of social and recreational activities and organizations, including Ashford University's student-run newspaper and interest groups ranging from choir and fine arts to cheerleading. Additionally, we periodically have influential corporate, political and academic leaders on campus to speak to students on a variety of topical issues.

Graduation

        Every May and December, Ashford University holds a ceremony on campus for students graduating from our campus and online programs. In December 2009, we hosted approximately 1,300 family members and guests of 350 attending graduates; and in May 2009, we hosted approximately 1,500 family members and guests of 425 attending graduates. Of the students in attendance in December 2009 and May 2009, approximately 300 and 360, respectively, were graduating from online programs. We believe the opportunity to attend a traditional graduation ceremony on campus is an important component of recognizing our online students for their achievements. It also provides online students with the opportunity to further develop their connection to us and to our broader student population.

Employees

        As of December 31, 2009, we had more than 2,495 faculty members, of which more than 2,430 were adjunct faculty. Our adjunct faculty are part-time employees and we engage them on a course-by-course basis. Adjunct faculty are compensated a fixed amount per course, which varies among faculty members based on each individual's experience and background. In addition to teaching assignments, adjunct faculty may also be asked to serve on student committees, such as comprehensive examination and dissertation committees, or assist with course development.

        As of December 31, 2009, we also employed more than 3,300 non-faculty staff in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us.

Competition

        The postsecondary education market is highly fragmented and competitive, with no private or public institution enjoying a significant market share. We compete primarily with public and private degree-granting regionally accredited colleges and universities. Many colleges and universities enroll working adults in addition to traditional 18 to 24 year-old students. In addition, many of those colleges and universities offer a variety of distance education and online initiatives.

        We believe that the competitive factors in the postsecondary education market include the following:

  •
  relevant, practical and accredited program offerings;

  •
  convenient, flexible and dependable access to programs and classes;

  •
  program costs;

  •
  reputation of the college or university among students and employers;

  •
  relative marketing and selling effectiveness;

  •
  regulatory approvals;

  •
  qualified and experienced faculty;

  •
  level of student support services; and

  •
  the time necessary to earn a degree.

        We expect to face increased competition as a result of new entrants to the online education market, including traditional colleges and universities that had not previously offered online education programs.

Intellectual Property

        Intellectual property is important to our business. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements with third parties to protect our proprietary rights. In many instances, our course content is produced for us by faculty and other content experts under work-for-hire agreements pursuant to which we own the course content in return for a fixed development fee. In certain limited cases, we license course content from third parties on a royalty fee basis.

        We have trademark and service mark registrations and pending applications in the U.S. and select foreign jurisdictions. We also own domain name rights to www.ashford.com, www.ashford.edu, www.ashforduniversity.edu, www.rockies.edu and www.universityoftherockies.com, as well as other words and phrases important to our business.

Environmental Matters

        We believe our facilities are substantially in compliance with federal, state and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Compliance with these laws and regulations has not had, and is not expected to have, a material effect on our capital expenditures, earnings or competitive position.

Financial Information about Segments and Geographic Areas

        We operate our business in one reportable segment, and we have no foreign operations or assets located outside of the United States. For information about our revenues from external customers, measures of profits and losses and total assets (including long-lived assets), see our consolidated financial statements which are included elsewhere in this report.

Executive Officers of the Registrant

        The names of our executive officers and their ages, titles and biographies as of February 1, 2010, are set forth below:

Name	Age	Position
Andrew S. Clark	44	CEO and President and Director
Daniel J. Devine	45	Chief Financial Officer
Christopher L. Spohn	50	Senior Vice President/Chief Admissions Officer
Jane McAuliffe	43	Senior Vice President/Chief Academic Officer
Rodney T. Sheng	43	Senior Vice President/Chief Administrative Officer
Ross L. Woodard	44	Senior Vice President/Chief Marketing Officer
Charlene Dackerman	49	Senior Vice President of Human Resources
Thomas Ashbrook	45	Senior Vice President/Chief Information Officer
Diane L. Thompson	54	Senior Vice President, Secretary and General Counsel

        Our executive officers are appointed by, and serve at the discretion of, our board of directors. Each executive officer is a full-time employee. There is no family relationship between any of our executive officers or directors.

        Andrew S. Clark has served as our Chief Executive Officer and a director since November 2003 and as our President since February 2009. Mr. Clark also served from March 2005 to December 2008 on the Board of Trustees for Ashford University and currently serves on the University of the Rockies Board of Trustees, which he joined in September 2007. Prior to joining us in November 2003, Mr. Clark consulted with several private equity firms examining the postsecondary education sector. Prior to 2003, Mr. Clark worked for Career Education Corporation as Divisional Vice President of Operations and Chief Operating Officer for American InterContinental University in 2002. From 1992 to 2001, Mr. Clark worked for Apollo Group, Inc. (University of Phoenix), where he served in various management roles, culminating in his position as Regional Vice President for the Mid-West region from 1999 to 2001. Mr. Clark earned an M.B.A. from the University of Phoenix and a B.A. from Pacific Lutheran University.

        Daniel J. Devine has served as our Chief Financial Officer since January 2004 and has over 20 years of senior finance experience. From March 2002 to December 2003, Mr. Devine served as the Chief Financial Officer of A-Life Medical. From 1994 to 2000, Mr. Devine served in various management roles for Mitchell International culminating in his position as Chief Financial Officer from 1998 to 2000. From 1987 to 1993, Mr. Devine served in various management roles for Foster Wheeler Corporation, culminating in his position of divisional Chief Financial Officer from 1990 to 1993. Mr. Devine earned a B.A. from Drexel University and is a certified public accountant.

        Christopher L. Spohn joined us in January 2004 as the Vice President of Admissions and has served as our Senior Vice President/Chief Admissions Officer since October 2008. From 2002 to 2003, Mr. Spohn served as the Vice President of Marketing and Admissions for the University Division of Career Education Corporation. From 1996 to 2001, Mr. Spohn served in various management roles for Apollo Group, Inc. (University of Phoenix), culminating in his position as Senior Director of Enrollment for the Southern California Campus from 1999 to 2002. Mr. Spohn earned a B.S. from Azusa Pacific University.

        Jane McAuliffe joined us in July 2005 and has served as Chancellor/President of Ashford University since that time. She also served as our Vice President of Academic Affairs from September 2007 until November 2008 at which time she assumed the title of Senior Vice President/Chief Academic Officer. From 2003 to 2005, Dr. McAuliffe served as President of Argosy University/Sarasota Campus in Sarasota, Florida. Prior to 2003, Dr. McAuliffe served in various management roles including Vice President for Academic Affairs at American InterContinental University in 2002, and prior to that Dean, Associate Dean and Program Director in the College of Education at the University of Phoenix from 1996 to 2002. Dr. McAuliffe earned a Ph.D., M.A. and B.A. from Arizona State University.

        Rodney T. Sheng joined us in January 2004 and has served as our Senior Vice President/Chief Administrative Officer since November 2008. From January 2004 to November 2008, Mr. Sheng served as our Vice President of Operations. Mr. Sheng has 18 years of experience in the postsecondary sector, during which time he has worked for four different colleges and universities and served in a variety of management roles. From 1995 to 2003, Mr. Sheng worked for Apollo Group, Inc. (University of Phoenix). From 2000 to 2002, Mr. Sheng served as Vice President/Campus Director and opened two campuses for the University of Phoenix in the state of Ohio. In 2002, Mr. Sheng was responsible for the marketing and recruitment for 12 learning centers throughout the Los Angeles metropolitan area. Mr. Sheng earned an M.A. from the University of Phoenix and a B.A. from San Diego State University.

        Ross L. Woodard joined us in June 2004 and has served as our Senior Vice President/Chief Marketing Officer since November 2008. From June 2004 to February 2005, Mr. Woodard served as our Director of E-Commerce and from March 2005 to October 2008 he served as our Vice President of Marketing. From June 1992 to May 2004, Mr. Woodard held multiple senior management positions with Road Runner Sports. From 1998 to 2004, Mr. Woodard served as Director of E-Commerce for Road Runner Sports and was responsible for the internet sales and marketing channel. From 1992 through 1997, Mr. Woodard served in various management roles with Road Runner Sports, including Director of Sales. From 1989 to 1992, he served as a Regional Manager for Nike, Inc. in San Diego. Mr. Woodard earned a B.A. from San Diego State University.

        Charlene Dackerman joined us in September 2004 and has served as our Senior Vice President of Human Resources since November 2008. From September 2004 to December 2005, Ms. Dackerman served as our Director of Human Resources, and from January 2006 to October 2008, she served as our Vice President of Human Resources. Ms. Dackerman has worked in the postsecondary sector for over 18 years. From 1986 to 2002, Ms. Dackerman served in various management roles for Kelsey Jenney College, including College Director, Campus Director, Dean and Director of Admissions. Ms. Dackerman earned an M.S. from National University and a B.S. from Humboldt State University.

        Thomas Ashbrook joined us in November 2008 and has served as our Senior Vice President/Chief Information Officer since that time. From March 2005 to March 2008, Mr. Ashbrook served as the Divisional Information Officer for Fremont Investment & Loan, a California industrial bank and lending institution, where he led information technology strategy for the residential business. From 2001 to 2005, Mr. Ashbrook served as the Senior Vice President of Technology Solutions for Fidelity National Information Solutions, a subsidiary of Fidelity National Financial. Mr. Ashbrook earned a B.S. from California State University, Long Beach.

        Diane L. Thompson joined us in December 2008 and has served as our Senior Vice President/General Counsel since that time. From September 1997 to November 2008, Ms. Thompson served in various management roles for Apollo Group, Inc. (University of Phoenix). From November 2000 to February 2006, Ms. Thompson served as Vice President/Counsel for Apollo Group, Inc. (University of Phoenix) and from March 2006 to November 2008, Ms. Thompson served as Chief Human Resources Officer. From October 1992 to July 1996, Ms. Thompson served as an attorney in the Pima County Attorney's Office in Tucson Arizona. Ms. Thompson earned a B.A. from St. Cloud University, an M.A. from Antioch University and a J.D. from the University of Arizona College of Law.

        In June 2003, Mr. Clark acquired and subsequently hired the management to operate Foundation College, an education provider which conducted campus-based training programs through the California Employment Training Panel. From November 2003 to August 2004, Ms. Dackerman served as President and Chief Financial Officer of Foundation College. Due to a significant decrease in state funding, the business filed for bankruptcy in December 2005.

Additional Information

        We were incorporated in Delaware in May 1999 under the name TeleUniversity, Inc. and we changed our name to Bridgepoint Education, Inc. in February 2004. Our web site is located at www.bridgepointeducation.com. We make available free of charge on our web site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The reference to our website is intended to be an inactive textual reference and the contents of our website are not intended to be incorporated into this report.

REGULATION

        Ashford University and the University of the Rockies are accredited institutions of higher education that participate in federal student financial aid programs and, as a result, are subject to extensive regulation by a variety of agencies. These agencies include the agency that accredits our institutions, thereby providing an independent assessment of educational quality; the U.S. Department of Education, which administers the federal student aid programs relied upon by many of our students to help finance their educations; and state education licensing authorities, which provide legal authority to deliver educational programs and to grant degrees and other credentials. The laws, regulations and standards of these agencies address the vast majority of our operations.

        We are also subject to regulation by the U.S. Department of Education due to our participation in federal student financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended, which we refer to in this prospectus as Title IV programs. Title IV programs include (i) subsidized and unsubsidized loans to students and their parents by private lenders which are guaranteed by the federal government, (ii) similar loans provided directly by the federal government, (iii) grants to students with demonstrated financial need and (iv) federal subsidies for part-time employment of eligible students. To participate in Title IV programs, a school must obtain and maintain authorization by the state education agency or agencies where it is physically located, be accredited by an accrediting agency recognized by the U.S. Department of Education and be certified by the U.S. Department of Education as an eligible institution. Certification by the U.S. Department of Education carries with it an extensive set of regulations.

        Our institutions are also subject to regulation by educational licensing authorities in states where our institutions are physically located or conduct certain operations. State authorization, or exemption from it, in the states where a school is physically located is also a prerequisite for eligibility to participate in Title IV programs.

        We plan and implement our activities to comply with the standards of these regulatory agencies. We employ a full-time Vice President of Compliance who is responsible for regulatory matters relevant to student financial aid programs and reports to our General Counsel. Our CEO and President, Chief Financial Officer, Chief Academic Officer, Chief Administrative Officer and General Counsel also provide oversight designed to ensure that we meet the requirements of our regulated operating environment.

Accreditation

        Ashford University and the University of the Rockies have been institutionally accredited since 1950 and 2003, respectively, by the Higher Learning Commission of the North Central Association of Colleges and Schools, or the Higher Learning Commission. The Higher Learning Commission is one of six regional accrediting agencies that accredits colleges and universities in the United States. Most traditional, public and private non-profit, degree-granting colleges and universities are accredited by one of these six agencies. Accreditation by the Higher Learning Commission is recognized by the U.S. Department of Education as a reliable indicator of educational quality. Accreditation is a private, non-governmental process for evaluating the quality of an educational institution and its programs and an institution's effectiveness in carrying out its mission in areas including integrity, student performance, curriculum, educational effectiveness, faculty, physical resources, administrative capability and resources, financial stability and governance. To be recognized by the U.S. Department of Education, an accrediting agency, among other things, must adopt specific standards to be maintained by educational institutions, conduct peer-review evaluations of institutions' compliance with those standards, monitor compliance through periodic institutional reporting and the periodic renewal process and publicly designate those institutions that meet the agency's criteria. An accredited institution is subject to periodic review by its accrediting agency to determine whether it continues to meet the performance, integrity, quality and other standards required for accreditation. An institution that is determined not to meet the standards of accreditation may have its accreditation revoked or not renewed.

        The Higher Learning Commission renewed Ashford University's accreditation in 2006 for the maximum period of ten years. The renewal followed a review process, including a change in ownership review resulting from our acquisition of the university in 2005, as well as a comprehensive evaluation in connection with the regularly scheduled renewal process following the university's previous ten-year grant of accreditation in 1995. In connection with this renewal, the Higher Learning Commission also approved (i) the university's online delivery of all programs already approved for campus-based offering, without seeking any further approval, (ii) an additional graduate degree (the Master of Arts in Organizational Management) in both campus-based and online delivery modalities and (iii) the university's awarding of up to 99 credits to students from transfer sources, including both credits earned at other educational institutions and through assessments of college-level learning experiences acquired outside the traditional university classroom. The Higher Learning Commission also directed the university to submit progress reports in June 2007 and June 2008 regarding success in meeting its enrollment, revenue and expense projections and in making capital improvements at the Iowa campus. Those reports were timely filed and the university was notified in October 2008 that no further financial reporting is required. One outcome of the comprehensive evaluation included the scheduling of a visit to Ashford University's campus for April 2010 to focus on a review of (a) institutional finances, (b) effectiveness and outcomes of current experiential learning formats and transfer credit policies and (c) the impact on the Clinton campus of campus-based programs offered online. Following a separate visit to Ashford University in November 2009 following our initial public offering, the visiting team concluded that the institution continues to meet the Higher Learning Commission's eligibility requirements and its criteria for accreditation. Following the team visit report, the Higher Learning Commission has revised the April 2010 focused visit to remove reviews of institutional finances and the impact on the campus of the campus-based programs that are offered online, and to add a review of online student academic loads. The Higher Learning Commission had previously scheduled the university for its next comprehensive evaluation during the 2016-2017 academic year as part of the regular accreditation cycle. However, based on the Higher Learning Commission's policy that an institution have a comprehensive evaluation visit no more than five years after the six-month follow-up visit following a change of control (such as our initial public offering), we understand the comprehensive evaluation will be rescheduled.

        The University of the Rockies was granted its initial accreditation from the Higher Learning Commission in 2003 for a period of five years. Its accreditation was renewed by the Higher Learning Commission in 2008 for a period of seven years, with a comprehensive evaluation scheduled during the 2015-2016 academic year. The renewal followed a review process, including a change of ownership review resulting from our acquisition of the university in 2007, as well as a comprehensive evaluation in connection with the regularly scheduled renewal process following the university's previous five year grant of accreditation in 2003. The university has been scheduled to report to the Higher Learning Commission by May 31, 2011, concerning institutional planning.

        The Higher Learning Commission performed an on-site focused visit to the University of the Rockies following our initial public offering to verify that the institution continues to meet Higher Learning Commission requirements. The visiting team concluded that the institution continues to meet the Higher Learning Commission's eligibility requirements and its criteria for accreditation. The Higher Learning Commission advised the University of the Rockies that it could submit a request to offer three new graduate programs. The university has submitted the request and is waiting for confirmation of visit dates at this time. Based on the change of control policy discussed above, we understand that the comprehensive evaluation will be rescheduled.

        Our accreditation by the Higher Learning Commission is important to our institutions for the following reasons:

  •
  it establishes comprehensive criteria designed to promote educational quality and effectiveness;

  •
  it represents a public acknowledgement by a recognized independent agency of the quality and effectiveness of our institutions and their programs;

  •
  it facilitates the transferability of educational credits when our students transfer to or apply for graduate school at other regionally accredited colleges and universities; and

  •
  the U.S. Department of Education relies on accreditation as an indicator of educational quality and effectiveness in determining a school's eligibility to participate in Title IV programs, as do certain corporate and government sponsors in connection with tuition reimbursement and other student aid programs.

        We believe that regional accreditation is viewed favorably by certain students when choosing a school, by other schools when evaluating transfer and graduate school applications and by certain employers when evaluating the credentials of candidates for employment.

        In addition, by approving Ashford University's offerings of approved campus-based programs through online delivery modalities and by approving increased transfer credit allowance and prior learning assessments, accreditation by the Higher Learning Commission supports our mission of serving students by providing innovative online programs and allowing student accessibility through increased transfer of credit for prior traditional and non-traditional learning.

Regulation of Federal Student Financial Aid Programs

        To be eligible to participate in Title IV programs, an institution must comply with the Higher Education Act and regulations thereunder that are administered by the U.S. Department of Education. Among other things, the law and regulations require that an institution (i) be licensed or authorized to offer its educational programs by the states in which it is physically located, (ii) maintain institutional accreditation by an accrediting agency recognized for such purposes by the U.S. Department of Education and (iii) be certified to participate in Title IV programs by the U.S. Department of Education. Our institutions' participation in Title IV programs subjects us to extensive oversight and review pursuant to regulations promulgated by the U.S. Department of Education. Those regulations are subject from time to time to revision and amendment by the U.S. Department of Education. The U.S. Department's interpretation of its regulations likewise is subject to change. As a result, it is difficult to predict how Title IV program requirements will be applied in all circumstances.

Congressional action

        Congress must reauthorize the Higher Education Act on a periodic basis, usually every five to six years. It was reauthorized most recently in August 2008, extending Title IV programs through September 2014. The 2008 reauthorization revised a number of requirements governing Title IV programs, including provisions concerning the relationship between an institution and its students' private Title IV lenders, an institution's maximum permissible student loan default rates and the maximum percentage of revenue that an institution may derive from Title IV programs. In addition, Congress enacted legislation in 2007 that reduced interest rates on certain Title IV loans and reduced government subsidies to private lenders that participate in Title IV programs. In May 2008, Congress enacted legislation increasing by $2,000 the maximum annual loan for which students are eligible and aimed at ensuring that a sufficient number of private lenders will continue to provide Title IV loans to all eligible students seeking to obtain them. Congress determines the funding levels for Title IV programs annually through the budget and appropriations process.

        In September 2009, the House of Representatives passed the Student Aid and Fiscal Responsibility Act of 2009, H.R. 3221. This legislation, which was designed to address the goals outlined by the budget of the Obama Administration, would amend the Higher Education Act to prohibit new federally guaranteed loans from being made under the Federal Family Education Loan, or FFEL, Program, beginning on July 1, 2010, at which time all new federal education loans would be originated through the Federal Direct Loan Program. The legislation would also, among other matters, provide for automatic increases in the maximum amount of the Federal Pell Grant for which a student would be eligible (subject to appropriations), create a new Federal Direct Perkins Loan program (to replace the current Perkins loan program) and provide relief to for-profit institutions by amending the "90/10 rule" to (i) extend to July 2012 the ability of for profit institutions to exclude from their Title IV revenues the additional $2,000 per student in certain annual federal student loan amounts that became available in June 2008, (ii) exclude from the 90/10 rule calculation for the period July 1, 2010, through July 1, 2012, the revenue received from loans disbursed under the Federal Direct Perkins Loan program and (iii) give for-profit institutions three years (as opposed to two) to come into compliance with the 90/10 rule before becoming ineligible to participate in the Title IV programs if the second year ends between July 1, 2008, and June 30, 2011. The Student Aid and Fiscal Responsibility Act of 2009 has not been passed by Congress and is subject to further review and amendment. If the legislation passes, our institutions would be required to certify loans through the Federal Direct Loan Program, for which we are eligible to participate, rather than through the FFEL Program. We have begun participating in the Federal Direct Loan Program on a limited basis and are in the process of fully implementing the Federal Direct Loan program at both of our institutions by July 1, 2010. We expect to be able to fully transition from the FFEL Program to the Federal Direct Loan Program by the proposed July 1, 2010, phase out date, as necessary.

U.S. Department of Education development of new regulations

        In November 2009, the U.S. Department of Education convened two new negotiated rulemaking committees related to Title IV program integrity issues and foreign school issues. The program integrity rulemaking addresses 14 topics, including, but not limited to:

  •
  standards regarding the payment of incentive compensation to any person or entity involved in student recruiting or admissions activities or in making decisions regarding the awarding of Title IV students financial aid;

  •
  establishing a definition of "gainful employment" for purposes of determining whether certain educational programs, including all programs provided by a for-profit postsecondary educational institution like our institutions, comply with the Title IV program requirement of preparing students for gainful employment in a recognized occupation and thereby qualify as eligible programs for which eligible students may receive Title IV student financial aid;

  •
  revising the definition of what constitutes a substantial misrepresentation made by an institution regarding the nature of its educational program, its financial charges or the employability of its graduates;

  •
  standards regarding the sufficiency of a state's authorization of an institution for the purpose of establishing an institution's eligibility to participate in the Title IV programs; and

  •
  the definition of a credit hour for purposes of determining program eligibility for Title IV student financial aid, particularly in the context of distance learning.

        The program integrity committee completed its meetings in February 2010 without reaching consensus on proposed regulations for all 14 issues. As a result, the U.S. Department of Education is not bound by any of the proposed regulations presented to the committee and is expected to publish proposed regulations later this year which may or may not differ from those presented to the committee. The proposed regulations will be subject to public comment. After the public comment period expires, the U.S. Department of Education must publish final regulations in the Federal Register on or before November 1, 2010, for the regulations to be effective July 1, 2011. The U.S. Department of Education has stated its intent to publish final regulations on or before November 1, 2010.

Certification procedures; provisional certification

        The U.S. Department of Education certifies institutions to participate in Title IV programs for a fixed period of time, typically three years for a provisionally certified institution and six years in most other instances. The terms and conditions of an institution's participation in Title IV programs, including any special terms and conditions by virtue of a provisional certification, are set forth in a program participation agreement entered into between the U.S. Department of Education and the institution.

        The U.S. Department of Education automatically places an institution on provisional certification status when the institution is certified for the first time or when it undergoes a change in ownership. The U.S. Department of Education may also place an institution on provisional certification status under other circumstances, including if the institution fails to satisfy certain standards of financial responsibility or administrative capability. Students attending a provisionally certified institution are eligible to receive Title IV program funds to the same extent they would if the institution's certification were not provisional. During a period of provisional certification, however, an institution must comply with any additional conditions imposed by the U.S. Department of Education and must seek and obtain the U.S. Department of Education's advance approval before adding a new location. In addition, the U.S. Department of Education may more closely review an institution that is provisionally certified if it applies for renewal of certification or approval to add an educational program, acquire another school or seek to make other significant changes. If the U.S. Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, the U.S. Department of Education may seek to revoke the institution's certification to participate in Title IV programs without advance notice and without the same rights to due process in contesting the revocation as are afforded to institutions whose certification is not provisional.

        The U.S. Department of Education issued Ashford University's current program participation agreement in December 2008. Because Ashford University's composite score for the year ended December 31, 2007, was 0.6 and did not meet the 1.5 standard prescribed by the U.S. Department of Education (see "Regulation of Federal Student Financial Aid Programs—Financial responsibility"), the institution was placed on provisional certification status and was required to post a letter of credit in favor of the U.S. Department of Education equal to 10% of total Title IV funds received in 2007 and to receive certain Title IV funds under the heightened cash monitoring level one method of payment (pursuant to which an institution may not receive Title IV funds before disbursing them to students) rather than under the advance method of payment (pursuant to which an institution may receive Title IV program funds before disbursing them to students).

        The U.S. Department of Education issued the University of the Rockies' current program participation agreement in September 2007, following the change in ownership that occurred in connection with its acquisition. Because of the change in ownership, the institution was placed on provisional certification status for a period of three years. The University of the Rockies' participation in Title IV programs was also conditioned on its having in place a letter of credit in favor of the U.S. Department of Education and on its receiving certain Title IV funds under the heightened cash monitoring, level one method of payment.

        An institution is required to apply for a renewal of its certification no later than three months before a scheduled expiration of certification. Our current provisional certification for Ashford

University is scheduled to expire on June 30, 2011. Our current provisional certification for the University of the Rockies is scheduled to expire on September 30, 2010.

        We do not currently have plans to establish new locations, acquire other schools or make other significant changes in our operations. In addition, we do not currently have plans to initiate new educational programs that would require approval of the U.S. Department of Education. Accordingly, we do not believe that the provisional certification of our institutions has had or will have a material impact on our day-to-day operations.

Compliance reviews and reports

        In addition to reviews in connection with periodic renewals of certification to participate in Title IV programs, our institutions are subject to announced and unannounced compliance reviews and audits by various external agencies, including the U.S. Department of Education, its Office of Inspector General (OIG), state licensing agencies, agencies that guarantee private lender Title IV program loans, the U.S. Department of Veterans Affairs and the Higher Learning Commission. In addition, as part of the U.S. Department of Education's ongoing monitoring of institutions' administration of Title IV programs, the Higher Education Act requires institutions to submit to the U.S. Department of Education an annual Title IV compliance audit conducted by an independent registered public accounting firm. In addition, to enable the U.S. Department of Education to make a determination of an institution's financial responsibility, each institution must annually submit audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and U.S. Department of Education regulations.

Compliance Audit by the U.S. Department of Education's Office of Inspector General ("OIG")

        The OIG is responsible for, among other things, promoting the effectiveness and integrity of the U.S. Department of Education's programs and operations. With respect to educational institutions that participate in Title IV programs, the OIG conducts its work primarily through an audit services division and an investigations division. The audit services division typically conducts general audits of schools to assess their administration of federal funds in accordance with applicable rules and regulations. The investigation services division typically conducts focused investigations of particular allegations of fraud, abuse or other wrongdoing against schools by third parties, such as a lawsuit filed under seal pursuant to the federal False Claims Act.

        The OIG audit services division conducted a compliance audit of Ashford University. The period under audit was March 10, 2005, through June 30, 2009. The scope of the audit covered Ashford University's administration of Title IV program funds, including compliance with regulations governing institutional and student eligibility, award and disbursement of Title IV program funds, verification of awards, returns of unearned funds and compensation of financial aid and recruiting personnel. On September 2, 2009, the OIG conducted a telephonic exit interview for the audit, in which it notified Ashford University of its completion of field work, that it would be issuing an initial draft report of its findings, to which Ashford University would have an opportunity to respond prior to OIG's issuance of a final report, and informed us that it tentatively was considering certain findings of noncompliance with provisions of the Higher Education Act and regulations governing Ashford University's administration of Title IV programs. Specifically, the OIG tentatively identified the following areas of potential noncompliance:

  •
  compensation policies and practices with respect to enrollment advisors;

  •
  calculation of returns of Title IV program funds;

  •
  timeliness of returns of Title IV program funds;

  •
  student authorizations to retain credit balances;

  •
  disbursements of unearned Title IV program funds; and

  •
  maintenance of supporting documentation for students' leaves of absence.

        The OIG's tentative findings are preliminary and remain under review by the staff of the OIG. While we believe Ashford University operates in substantial compliance with the regulations of the U.S. Department of Education which are applicable to the areas under review, due to the preliminary nature of the OIG's findings, we cannot predict the extent of the OIG's ultimate findings. However, we expect that the OIG's draft report will assert findings of noncompliance, and if such findings are included in the OIG's final report, such final report could result in recommendations that the U.S. Department of Education's Office of Federal Student Aid impose fines, liabilities, and/or an adverse action on Ashford University and require Ashford University to take corrective action.

        Once the OIG's draft report is received, Ashford University will then have at least 30 days to submit responses to the OIG's draft findings. After the OIG has considered our responses, the OIG will issue a final audit report, which will contain the OIG's final findings and any recommendations to the Office of Federal Student Aid based on those findings. If the OIG identifies instances of noncompliance in its final audit report, the Office of Federal Student Aid would determine what action to take, if any. Such action could include requiring Ashford University to modify its Title IV administration procedures or its practices with respect to the compensation of its enrollment advisors, assessing a monetary liability for the return of Title IV program funds or the commencement of an administrative action to impose potentially significant fines or to limit, suspend or terminate Ashford University's Title IV participation. If the office of Federal Student Aid assesses any monetary liabilities or commences an administrative action, Ashford University would pursue fully its administrative remedies.

Administrative capability

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

  •
  have procedures in place for awarding, disbursing and safeguarding Title IV funds and for maintaining required records;

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

  •
  timely submit all required reports and financial statements; and

  •
  not otherwise appear to lack administrative capability.

Financial responsibility

        The Higher Education Act and U.S. Department of Education regulations establish standards of financial responsibility which an institution must satisfy to participate in Title IV programs. The U.S. Department of Education evaluates compliance with these standards annually upon receipt of an institution's annual audited financial statements and also when an institution applies to the U.S. Department of Education to reestablish its eligibility to participate in Title IV programs following a change in ownership. One financial responsibility standard is based on the institution's composite score, which is derived from a formula established by the U.S. Department of Education that is a weighted average of three financial ratios:

  •
  equity ratio, which measures the institution's capital resources, financial viability and ability to borrow;

  •
  primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and

  •
  net income ratio, which measures the institution's ability to operate at a profit or within its means.

        The formula defines each of the three ratios and assigns a strength factor and weighting percentage to each ratio. The weighted scores for the three ratios are then added to produce a composite score for the institution. The composite score is a number between negative 1.0 and positive 3.0. It must be at least 1.5 for the institution to be deemed financially responsible without the need for further U.S. Department of Education financial oversight. In addition to having an acceptable composite score, an institution must, among other things, provide the administrative resources necessary to comply with Title IV program requirements, meet all of its financial obligations (including required refunds to students and any Title IV liabilities and debts), be current in its debt payments and not receive an adverse, qualified or disclaimed opinion by its accountants in its audited financial statements.

        For the year ended December 31, 2007, Ashford University's composite score of 0.6 did not meet the 1.5 standard prescribed by the U.S. Department of Education. The composite scores for the University of the Rockies for years ended July 31, 2006, and July 31, 2007, also did not meet the 1.5 standard. As a result, each of our institutions was required to participate in the Title IV programs under provisional certification, to post a letter of credit in favor of the U.S. Department of Education and to receive Title IV program funds pursuant to the heightened cash management level one method. As a result, (i) we may not draw down Title IV funds until the day we disburse them to our students, (ii) Ashford University posted a letter of credit in the amount of $12.1 million, which was scheduled to remain in effect through September 30, 2009, and (iii) the University of the Rockies posted a letter of credit in the amount of $0.7 million, which was scheduled to remain in effect through June 30, 2009.

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

        We expect our composite score on a consolidated basis to be approximately 2.9 for the year ended December 31, 2009. We believe that this composite score will not require us to post a letter of credit in favor of the U.S. Department of Education or to conform to the regulations of the heightened cash monitoring level one method of payment, based upon the financial responsibility test. However, this is subject to determination by the U.S. Department of Education once it receives and reviews our audited financial statements for the year ended December 31, 2009.

Return of Title IV funds for students who withdraw

        If a student who has received Title IV funds withdraws, the institution must determine the amount of Title IV program funds the student has earned, pursuant to applicable regulations. If the student withdraws during the first 60% of any payment period (which, for our undergraduate online students, typically is a 20-week term consisting of four five-week courses and, for our ground students, is a 16-week semester), the amount of Title IV funds that the student has earned is equal to a pro rata portion of the funds the student received or for which the student would otherwise be eligible for the payment period. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV funds received. If the student has not earned all of the Title IV funds disbursed, the institution must return the unearned funds to the appropriate lender or the U.S. Department of Education in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If an institution's annual financial aid compliance audit in either of its two most recently completed fiscal years determines that 5% or more of such returns were not timely made, the institution must submit a letter of credit in favor of the U.S. Department of Education equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year.

        For the year ended December 31, 2007, Ashford University exceeded the 5% threshold for late refunds sampled due to human error. As a result, Ashford University is subject to the requirement to post a letter of credit in favor of the U.S. Department of Education equal to 25% of the total refunds in 2007. Ashford University notified the U.S. Department of Education of its intention to post this letter of credit, but was advised by the U.S. Department of Education that such posting was unnecessary because we had already posted a letter of credit due the fact our composite score was in excess of the amount required for late funds. The U.S. Department of Education subsequently released Ashford University from the requirement to post a letter of credit based on its composite score, at which time Ashford University became obligated to post a smaller letter of credit in the amount of $5.0 million, or 25% of Ashford University's required Title IV returns for the year ended December 31, 2008, which we posted.

The "90/10 rule"

        Pursuant to a provision of the Higher Education Act, as reauthorized in August 2008, a for-profit institution loses its eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues (calculated on a cash basis in accordance with applicable U.S. Department of Education regulations) from Title IV program funds for two consecutive fiscal years, commencing with the institution's first fiscal year that ends after the new law's effective date of August 14, 2008. This rule is commonly referred to as the "90/10 rule." Any institution that violates the 90/10 rule becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single year will be placed on provisional certification and may be subject to other enforcement measures.

        In the years ended December 31, 2009, 2008 and 2007, Ashford University derived 85.5%, 86.8% and 83.9% respectively, and the University of the Rockies derived 84.6%, 80.8% and 61.9%, respectively, of their respective revenues (calculated on a cash basis in accordance with applicable U.S. Department of Education regulations) from Title IV funds. In connection with the change by the

University of the Rockies to a December 31 fiscal year end date, the U.S. Department of Education required the University of the Rockies to calculate its compliance with the 90/10 rule for the fiscal year ending July 31, 2008, and for the 5-month period ending December 31, 2008, and those percentages are 74.3% and 80.8%, respectively.

        Recent changes in federal law that increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues we receive from Title IV programs, which could make it more difficult for us to satisfy the 90/10 rule. However, such effects may be mitigated, at least on a temporary basis, by another provision in the rule that allows institutions to exclude (for three years) from their Title IV revenues when calculating their compliance the additional $2,000 per undergraduate student in certain annual federal student loan amounts that became available starting in July 2008. Additionally, recent changes permit institutions to include in their calculation as non-Title IV revenues certain non-cash revenues, such as institutional loan proceeds, under certain circumstances. For Ashford University, we have not excluded amounts attributable to the increased annual federal loan limits from our 90/10 calculations.

Student loan defaults

        Under the Higher Education Act, as in effect prior to its August 2008 reauthorization, an educational institution may lose its eligibility to participate in some or all Title IV programs if defaults by its students on the repayment of student loans exceed certain levels. For each federal fiscal year, the U.S. Department of Education calculates a rate of student defaults for each institution which is known as a "cohort default rate." An institution's cohort default rate for a federal fiscal year is calculated by determining the rate at which students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year.

        If the U.S. Department of Education notifies an institution that its cohort default rates for each of the three most recent federal fiscal years are 25% or greater, the institution's participation in the FFEL, Direct Loan and Pell grant programs ends 30 days after that notification, unless the institution appeals that determination on specified grounds and according to specified procedures. In addition, an institution's participation in the FFEL and Direct Loan programs ends 30 days after notification by the U.S. Department of Education that its cohort default rate in its most recent fiscal year is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under either of these provisions may not participate in the relevant Title IV programs for the remainder of the fiscal year in which the institution receives the notification and for the next two fiscal years. If an institution's cohort default rate equals or exceeds 25% in any single year, the institution may be placed on provisional certification status.

        Ashford University's cohort default rates for the 2007, 2006 and 2005 federal fiscal years, the three most recent years for which information is available, were 13.3%, 4.1% and 4.1%, respectively. The cohort default rates for the University of the Rockies for the 2007, 2006 and 2005 federal fiscal years, the three most recent years for which information is available, were 0%, 0% and 0%, respectively. Management believes possible factors that may have contributed to Ashford University's increased cohort default rate include (i) a greater number of online students entering repayment and (ii) deteriorating economic conditions which made repayment of loans more difficult for our students. The draft cohort default rates for the 2008 federal fiscal year for Ashford University and the University of the Rockies were 13.3% and 2.8%, respectively.

        Because Ashford University's cohort default rate for the 2007 federal fiscal year exceeded 10%, it is no longer exempt from the 30-day disbursement delay rule for first-year, first-time undergraduate student borrowers. The loss of this exemption has resulted in a delay in Ashford University receiving

Title IV funds for such students and, accordingly, negatively affects our cash flows, to the extent we would have otherwise been able to receive such funds sooner.

        The August 2008 reauthorization of the Higher Education Act includes significant revisions to the requirements concerning cohort default rates. Under the revised law, the period for which students' defaults on their loans are included in the calculation of an institution's cohort default rate has been extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change will be effective with the calculation of institutions' cohort default rates for the federal fiscal year ending September 30, 2009, which rates are expected to be calculated and issued by the U.S. Department of Education in 2012. The U.S. Department of Education will not impose sanctions based on rates calculated under this new methodology until three consecutive years of rates have been calculated, which is expected to occur in 2014. Until that time, the U.S. Department of Education will continue to calculate rates under the current calculation method and impose sanctions based on those rates. The revised law also increases the threshold for ending an institution's participation in the relevant Title IV programs from 25% to 30%, effective for final three-year cohort default rates published on or after the 2012 federal fiscal year.

Incentive compensation rule

        An institution that participates in Title IV programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions or financial aid awarding activity. The U.S. Department of Education's regulations set forth 12 "safe harbors" which describe compensation arrangements that do not violate the incentive compensation rule, including the payment and adjustment of salaries and bonuses under certain conditions. The regulations clarify that the safe harbors are not a complete list of permissible practices under this law. The law and regulations do not establish clear criteria for compliance in all circumstances, and the U.S. Department of Education no longer reviews and approves compensation plans prior to their implementation. Although we cannot provide any assurances that the U.S. Department of Education would not find deficiencies in our compensation plans, we believe that our compensation policies comply with applicable law and regulations. The U.S. Department of Education is in the process of developing new regulations which would amend the incentive compensation rule. See "Regulation—U.S. Department of Education development of new regulations" above.

Potential effect of regulatory noncompliance

        The U.S. Department of Education can impose sanctions for violating the statutory and regulatory requirements of Title IV programs, including:

  •
  transferring an institution from the advance method or the heightened cash monitoring level one method of Title IV payment, which permit the institution to receive Title IV funds before or concurrently with disbursing them to students, to the heightened cash monitoring level two method of payment or to the reimbursement method of payment, which delay an institution's receipt of Title IV funds until student eligibility has been verified;

  •
  requiring an institution to post a letter of credit in favor of the U.S. Department of Education as a condition for continued Title IV certification;

  •
  imposing a monetary liability against an institution in an amount equal to any funds determined to have been improperly disbursed;

  •
  initiating proceedings to impose a fine or to limit, suspend or terminate an institution's participation in Title IV programs;

  •
  taking emergency action to suspend an institution's participation in Title IV programs without prior notice or a prior opportunity for a hearing;

  •
  failing to grant an institution's application for renewal of its certification to participate in Title IV programs; or

  •
  referring a matter for possible civil or criminal prosecution.

        In addition, the agencies that guarantee Title IV private lender loans for our students could initiate proceedings to limit, suspend or terminate our ability to obtain guarantees of our students' loans through that agency.

        If sanctions were imposed resulting in a substantial curtailment or termination of our participation in Title IV programs, our enrollments, revenues and results of operations would be materially and adversely affected. If we lost our eligibility to participate in Title IV programs, or if the amount of available Title IV program funds were reduced, we would seek to arrange or provide alternative sources of financial aid for students. We believe that one or more private organizations would be willing to provide financial assistance to our students, but there is no assurance of that. Additionally, the interest rate and other terms of such financial aid would likely not be as favorable as those for Title IV program funds, and we might be required to guarantee all or part of such alternative assistance or might incur other additional costs in connection with securing such alternative assistance. It is unlikely that we would be able to arrange alternative funding to replace all the Title IV funding our students receive. Accordingly, our loss of eligibility to participate in Title IV programs, or a reduction in the amount of available Title IV program funding for our students, would be expected to have a material adverse effect on our enrollments, revenues and results of operations, even if we could arrange or provide alternative sources of student financial aid.

        In addition to the actions that may be brought against us as a result of our participation in Title IV programs, we are also subject to complaints and lawsuits relating to regulatory compliance brought not only by our regulatory agencies but also by other government agencies and third parties, such as current or former students or employees and other members of the public, including lawsuits filed pursuant to the federal False Claims Act.

Uncertainties, increased oversight and changes in student loan environment

        In recent years, student loan programs, including Title IV programs, have come under increased scrutiny by the U.S. Department of Education, Congress, state attorneys general and other parties. Issues that have received extensive attention include allegations of conflicts of interest between some institutions or their employees and lenders that provide Title IV loans, inappropriate incentives given by lenders to some schools and school employees and allegations of deceptive practices in the marketing of student loans and in schools encouraging students to use certain lenders.

        The practices of numerous schools and lenders have been examined by government agencies at the federal and state level. Several of them have been cited for these problems and have paid several million dollars in the aggregate to settle those claims without admitting wrongdoing. As a result of this activity, Congress has passed new laws, the U.S. Department of Education has enacted regulations and several states have adopted codes of conduct or enacted state laws that further regulate the conduct of lenders, schools and school personnel. These new laws and regulations, among other things:

  •
  limit schools' relationships with lenders;

  •
  restrict the types of services that schools may receive from lenders;

  •
  prohibit lenders from providing other types of funding to schools in exchange for Title IV loan volume;

  •
  require schools to provide additional information to students concerning institutionally preferred lenders; and

  •
  reduce the amount of federal payments to lenders who participate in Title IV loan programs.

        The cumulative impact of these developments and conditions, combined with market conditions affecting the availability of credit generally, have caused some lenders, including some lenders that have previously provided Title IV loans to our students, to cease providing Title IV loans to students. Other lenders have reduced the benefits and increased the fees associated with the Title IV loans they provide. In addition, the new regulatory refinements may result in higher administrative costs for schools, including us. If Congress increases interest rates on Title IV loans, or if private loan interest rates rise, our students would have to pay higher interest rates on their loans. Any future increase in interest rates will result in a corresponding increase in educational costs to our existing and prospective students.

        In May 2008, the Ensuring Continued Access to Student Loans Act ("ECASLA") was enacted to attempt to ensure that all eligible students would be able to obtain Title IV loans and that a sufficient number of lenders will continue to provide Title IV loans. Among other things, the legislation:

  •
  increased the maximum annual amount of certain student loans by $2,000;

  •
  authorized the U.S. Department of Education to purchase Title IV loans from lenders, thereby providing capital to the lenders to enable them to continue making Title IV loans to students; and

  •
  permitted the U.S. Department of Education to designate institutions eligible to participate in a "lender of last resort" program, under which federally recognized student loan guaranty agencies will be required to make Title IV loans to all otherwise eligible students at those institutions.

        In February 2009, President Barack Obama released a budget blueprint that proposes that all Title IV loans be originated through the Federal Direct Loan Program rather through the Federal Family Education Loan Program beginning in the 2010 federal fiscal year. The proposal has not been passed by Congress and is subject to further review and amendment. If the proposal passes, our institutions would be required to certify loans through the Federal Direct Loan Program (for which we are eligible to participate) rather than through the Federal Family Education Loan Program.

Adding teaching locations and implementing new educational programs

        The requirements and standards of accrediting agencies, state education agencies and the U.S. Department of Education limit our ability in certain instances to establish additional teaching locations or implement new educational programs. The Higher Learning Commission, the Colorado Commission on Higher Education and other state education agencies that may authorize or accredit us or our programs generally require institutions to notify them in advance of adding certain new locations or implementing certain new programs, and upon notification may undertake a review of the quality of the facility or the program and the financial, academic and other qualifications of the institution.

        If an institution participating in Title IV programs plans to add a new location or educational program, the institution must generally apply to the U.S. Department of Education to have the additional location or educational program designated as within the scope of the institution's Title IV eligibility. However, degree-granting institutions are not required to obtain the U.S. Department of Education's approval of additional programs that lead to a degree at the same or lower degree level as degree programs previously approved by the U.S. Department of Education. Similarly, an institution is not required to obtain advance approval for new programs that prepare students for gainful employment in the same or a related recognized occupation as an educational program that has previously been designated by the U.S. Department of Education as an eligible program at that institution if the program meets certain minimum-length requirements. If an institution that is required to obtain the U.S. Department of Education's advance approval for the addition of a new program or new location fails to do so, the institution may be liable for repayment of Title IV program funds received by the institution or by students in connection with that program or enrolled at that location.

Acquiring other schools

        If we were to seek to acquire an existing accredited institution participating in Title IV programs, we would need to obtain the approval of the state education agency that authorizes the school being acquired, any accrediting agency that accredits the school being acquired and the U.S. Department of Education. The level of review varies by individual state and by individual accrediting commission, with some requiring approval of such an acquisition before it occurs and with others only considering approval after the acquisition has occurred. The receipt of required approvals from applicable state education agencies and accrediting agencies is a necessary prerequisite to the U.S. Department of Education's certifying the acquired school to participate in Title IV programs. In addition, the U.S. Department of Education's certification of a school following a change in ownership and control is always a provisional certification. The restrictions imposed by any of the applicable regulatory agencies could delay or prevent our acquisition of other schools in some circumstances.

Change in ownership resulting in a change of control

        The U.S. Department of Education and most state and accrediting agencies require institutions of higher education to report or obtain approval of certain changes of control and changes in other aspects of institutional organization or operations. Transactions or events that constitute a change of control may include significant acquisitions or dispositions of an institution's common stock and significant changes in the composition of an institution's board. The types of thresholds for such reporting and approval vary among the states and among accrediting agencies. The Higher Learning Commission issued amended policies in June 2009 which, among other provisions, provide that a disposition of stock by a holder that reduces the holder's ownership below 25% of the outstanding stock of a publicly traded company is a change of control requiring the prior approval of the Higher Learning Commission. The amended policies also provide that a sale of more than 10% and less than 25% of the outstanding common stock of a publicly traded company must be reported to the staff of the Higher Learning Commission, which may determine in some cases that such sale requires prior approval, or additional monitoring, by the Higher Learning Commission. The U.S. Department of Education regulations provide that a change of control occurs for a publicly traded corporation if either (i) a person acquires such ownership and control of the corporation so that the corporation is required to file a current report on Form 8-K with the SEC disclosing a change of control, or (ii) the corporation's largest stockholder who owns at least 25% of the total outstanding voting stock of the corporation, ceases to own at least 25% of such stock or ceases to be the largest stockholder. A significant purchase or disposition of our voting stock, including a disposition of voting stock by Warburg Pincus, could be determined by the U.S. Department of Education to be a change of control under this standard. In such event, the regulatory procedures applicable to a change in ownership and control would have to be followed in connection with the transaction. Similarly if such a disposition were deemed a change of control by the Higher Learning Commission or applicable state educational licensing agency, any required regulatory notifications and approvals would have to be made or obtained.

        The U.S. Department of Education confirmed that our initial public offering did not constitute a change of control under its regulations. The Higher Learning Commission determined that our initial public offering constituted a change of control under its standards. The Higher Learning Commission approved Ashford University's and the University of the Rockies' applications seeking permission to proceed with the initial public offering and subsequently conducted separate on-site focused visits to both institutions following our initial public offering to verify their compliance with the Higher Learning Commission's requirements. The visiting team to each institution issued a report confirming that the institution continued to meet the Higher Learning Commission's requirements following our initial public offering.

Privacy of student records

        The Family Educational Rights and Privacy Act of 1974, or FERPA, and the U.S. Department of Education's FERPA regulations require educational institutions to protect the privacy of students' educational records by limiting an institution's disclosure of a student's personally identifiable information without the student's prior written consent. FERPA also requires institutions to allow students to review and request changes to their educational records maintained by the institution, to notify students at least annually of this inspection right and to maintain records in each student's file listing requests for access to and disclosures of personally identifiable information and the interest of such party in that information. If an institution fails to comply with FERPA, the U.S. Department of Education may require corrective actions by the institution or may terminate an institution's receipt of further federal funds. In addition, educational institutions are obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act, or GLBA, a federal law designed to protect consumers' personal financial information held by financial institutions and other entities that provide financial services to consumers. GLBA and the applicable GLBA regulations require an institution to, among other things, develop and maintain a comprehensive, written information security program designed to protect against the unauthorized disclosure of personally identifiable financial information of students, parents or other individuals with whom such institution has a customer relationship. If an institution fails to comply with the applicable GLBA requirements, it may be required to take corrective actions, be subject to monitoring and oversight by the Federal Trade Commission, or FTC, and be subject to fines or penalties imposed by the FTC. For-profit educational institutions are also subject to the general deceptive practices jurisdiction of the FTC with respect to their collection, use and disclosure of student information.

State Education Licensure and Regulation

Iowa and Colorado

        Ashford University's campus is located in Iowa, and the institution is exempt from having to register as a postsecondary school in the state of Iowa. The University of the Rockies' campus is located in Colorado and is authorized to operate by the Colorado Commission on Higher Education. We do not have campuses in any states other than Iowa and Colorado. The Higher Education Act requires Ashford University to maintain its exemption from registration in Iowa (or become registered in its absence) and requires the University of Rockies to maintain its authorization from the Colorado Commission on Higher Education in order to participate in Title IV programs. To maintain our Colorado authorization, we must comply with requirements under Colorado statutes and rules for continued authorization. Failure to maintain our Iowa exemption or our Colorado authorization would cause Ashford University or the University of the Rockies, respectively, to lose their authorization to deliver educational programs and to grant degrees and other credentials and lose their eligibility to participate in Title IV programs.

Additional state regulation

        Most state education agencies impose regulatory requirements on educational institutions operating within their boundaries. Some states have sought to assert jurisdiction over out-of-state educational institutions offering online programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. In addition to Iowa and Colorado, we have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the state education agency in those states, and in other states we have obtained state education agency approvals as we have determined necessary in connection with our marketing and recruiting activities. We review state licensure requirements when appropriate to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization. Because we enroll students from all 50 states and from the District of Columbia, we may have to seek licensure or authorization in additional states in the future. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. Consequently, a state education agency could disagree with our conclusion that we are not required to obtain a license or authorization in the state and could restrict one or more of our business activities in the state, including the ability to recruit or enroll students in that state or to continue providing services or advertising in that state. If we fail to comply with state licensing or authorization requirements for any state, we may be subject to the loss of state licensure or authorization by that state, or be subject to other sanctions, including restrictions on our activities in that state, fines and penalties. The loss of any required license or authorization in states other than Iowa and Colorado could prohibit us from recruiting prospective students or from offering services to current students in those states.

Item 1A.    Risk Factors.

        Investing in our common stock involves risk. Before making an investment in our common stock, you should carefully consider the following risks, as well as the other information contained in this report, including our consolidated financial statements and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The risks described below are those which we believe are the material risks we face. Any of the risks described below could significantly and adversely affect our business, prospects, financial condition and results of operations. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or not believed by us to be material could also impact us.

Risks Related to the Extensive Regulation of Our Business

If our institutions fail to comply with extensive regulatory requirements, we could face monetary liabilities or penalties, restrictions on our operations or growth or loss of access to federal loans and grants for our students on which we are substantially dependent.

        In the years ended December 31, 2009, 2008 and 2007, Ashford University derived 85.5%, 86.8% and 83.9%, respectively, and the University of the Rockies derived 84.6%, 80.8% and 61.9%, respectively, of their respective revenues (in each case calculated on a cash basis in accordance with applicable U.S. Department of Education regulations) from federal student financial aid programs, referred to in this report as Title IV programs, administered by the U.S. Department of Education. To participate in Title IV programs, a school must be legally authorized to operate in the state in which it is physically located, accredited by an accrediting agency recognized by the Secretary of the U.S. Department of Education as a reliable indicator of educational quality and certified as an eligible institution by the U.S. Department of Education. As a result, we are subject to extensive regulation by state education agencies, our accrediting agency and the U.S. Department of Education. These regulatory requirements cover many aspects of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements can also affect our ability to acquire or open additional schools, to add new or expand existing educational programs, to change our corporate structure or ownership and to make other substantive changes. The state education agencies, our accrediting agency and the U.S. Department of Education periodically revise their requirements and modify their interpretations of existing requirements.

        If one of our institutions fails to comply with any of these regulatory requirements, the U.S. Department of Education can impose sanctions on such institution including:

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

        In addition, the agencies that guarantee Title IV private lender loans for our students could initiate proceedings to limit, suspend or terminate our ability to obtain guarantees of our students' loans through that agency. If sanctions were imposed resulting in a substantial curtailment or termination of our participation in Title IV programs, our enrollments, revenues and results of operations would be materially and adversely affected. Additionally, if administrative proceedings were initiated alleging regulatory violations, or seeking to impose any such sanctions, or if a third party were to initiate judicial proceedings alleging such violations, the mere existence of such proceedings could damage our reputation. We cannot predict with certainty how all of these regulatory requirements will be applied or whether we will be able to comply with all of the requirements. We have described some of the most significant regulatory risks that apply to us in the following paragraphs.

        Because we operate in a highly regulated industry, we are also subject to compliance reviews and claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties, including claims brought by third parties on behalf of the federal government under the federal False Claims Act. If the results of these reviews or proceedings are unfavorable to us or if we are unable to defend successfully against such lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations, loss of Title IV funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. Claims and lawsuits brought against us may damage our reputation or adversely affect our stock price, even if such claims and lawsuits are eventually determined to be without merit.

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

        The OIG's audit services division commenced a compliance audit of Ashford University in May 2008, covering the period March 10, 2005 through June 30, 2009. The scope of the audit covered Ashford University's administration of Title IV program funds, including compliance with regulations governing institutional and student eligibility, awards and disbursements of Title IV program funds, verification of awards, returns of unearned funds and compensation of financial aid and recruiting personnel. On September 2, 2009, the OIG conducted a telephonic exit interview for the audit, in which it notified Ashford University of its completion of field work and that it would be issuing an initial draft report of its findings, to which Ashford University would have an opportunity to respond prior to OIG's issuance of a final report, and informed us that it tentatively was considering certain findings of noncompliance with provisions of the Higher Education Act and regulations governing Ashford University's administration of Title IV programs. Specifically, the OIG tentatively identified the following areas of potential noncompliance for its initial draft report:

  •
  compensation policies and practices with respect to enrollment advisors;

  •
  calculation of returns of Title IV program funds;

  •
  timeliness of returns of Title IV program funds;

  •
  student authorizations to retain credit balances;

  •
  disbursements of unearned Title IV program funds; and

  •
  maintenance of supporting documentation for students' leaves of absence.

        The OIG's tentative findings as stated in the exit interview are preliminary and remain under review by the staff of the OIG. While we believe Ashford University operates in substantial compliance with the regulations of the U.S. Department of Education which are applicable to the areas under review, due to the tentative and preliminary nature of the OIG's assertions, we cannot predict the extent of the OIG's ultimate findings. However, we expect that the OIG's draft report will assert findings of noncompliance, and if such findings are included in the OIG's final report, such final report could result in recommendations that the U.S. Department of Education's Office of Federal Student Aid impose fines, liabilities or an adverse action on Ashford University and require Ashford University to take corrective action.

        Once the OIG's draft report is received, Ashford University will have at least 30 days to submit responses to the OIG's draft findings. After the OIG has considered our responses, the OIG will issue a final audit report, which will contain the OIG's final findings and any recommendations to the Office of Federal Student Aid based on those findings. If the OIG identifies instances of noncompliance in its final audit report, the Office of Federal Student Aid would determine what action to take, if any, and we would anticipate having an opportunity to participate in a dialog with the Office of Federal Student Aid concerning the OIG report. Such action by the Office of Federal Student Aid could include requiring Ashford University to modify its Title IV administration procedures or its practices with respect to the compensation of its enrollment advisors, assessing a monetary liability for the return of Title IV program funds or the commencement of an administrative action to impose potentially significant fines or to limit, suspend or terminate Ashford University's Title IV participation. If the Office of Federal Student Aid assesses any monetary liabilities or commences an administrative action, Ashford University would pursue fully its administrative remedies. Because of the ongoing nature of the OIG audit, we cannot predict the ultimate extent of the draft or final audit findings or the potential liability or remedial actions that might result. Such findings and related remedial action may have a material adverse effect on our reputation in the industry, our cash flows and results of operations, our ability to recruit students and our business.

Our schools may be sanctioned or subject to lawsuits if they pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admissions or financial aid awarding activities.

        An institution that participates in Title IV programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions or financial aid awarding activity. Although the U.S. Department of Education's regulations set forth 12 "safe harbors" which describe compensation arrangements that do not violate the incentive compensation rule, including the payment and adjustment of salaries and bonuses under certain conditions, the law and regulations do not establish clear criteria for compliance in all circumstances, and the U.S. Department of Education no longer reviews and approves compensation plans prior to their implementation. If one of our institutions were to violate the incentive compensation rule, it would be subject to monetary liabilities or to administrative action to impose a fine or to limit, suspend or terminate its eligibility to participate in Title IV programs, which would have a material adverse effect on our enrollment, revenues and results of operations.

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

The recently commenced negotiated rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business.

        In November 2009, the U.S. Department of Education convened two new negotiated rulemaking committees related to Title IV program integrity issues and foreign school issues. The proposed program integrity rulemaking addresses 14 topics, including, but not limited to:

  •
  standards regarding the payment of incentive compensation to any person or entity involved in student recruiting or admissions activities or in making decisions regarding the awarding of Title IV students financial aid;

  •
  establishing a definition of "gainful employment" for purposes of determining whether certain educational programs, including all programs provided by a for-profit postsecondary educational institution like our two institutions, comply with the Title IV program requirement of preparing students for gainful employment in a recognized occupation and thereby qualify as eligible programs for which eligible students may receive Title IV student financial aid;

  •
  revising the definition of what constitutes a substantial misrepresentation made by an institution regarding the nature of its educational program, its financial charges or the employability of its graduates;

  •
  standards regarding the sufficiency of a state's authorization of an institution for the purpose of establishing an institution's eligibility to participate in the Title IV programs; and

  •
  the definition of a credit hour for purposes of determining program eligibility for Title IV student financial aid, particularly in the context of distance learning.

        The program integrity committee completed its meetings in February 2010 without reaching consensus on proposed regulations for all 14 issues. As a result, the U.S. Department of Education is not bound by any of the proposed regulations presented to the committee and is expected to publish proposed regulations later this year which may or may not differ from those presented to the committee. The proposed regulations will be subject to public comment and further modification by the U.S. Department of Education After the public comment period expires, the U.S. Department of Education must publish final regulations in the Federal Register on or before November 1, 2010, for the regulations to be effective July 1, 2011. The U.S. Department of Education has stated its intent to publish final regulations on or before November 1, 2010.

        We cannot predict the outcome of this rulemaking process at this time. These rules could affect the manner in which we conduct our business by, for example, requiring us to change the manner in which we compensate our enrollment advisors or change the structure of our online programs. The rules also could affect institutional eligibility and educational program eligibility requirements under Title IV regulations and require us to take additional steps to maintain our compliance with those requirements by, for example, obtaining additional approvals in the states in which we are physically located or changing the tuition or other aspects of our educational programs. Compliance with these rules, which if adopted could be effective as early as July 1, 2011, could have a material adverse effect on our enrollment, revenues and results of operations.

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

        The Higher Learning Commission scheduled a visit for Ashford University for April 2010 to focus on (i) institutional finances, (ii) effectiveness and outcomes of current experiential learning formats and transfer credit and (iii) the impact on the Clinton campus of campus-based programs offered online. Following a separate visit to Ashford University in November 2009 following our initial public offering, the staff of the Higher Learning Commission has advised us that the upcoming visit in April 2010 will focus on effectiveness and outcomes of current experiential learning formats and online student academic load.

        The Higher Learning Commission has scheduled Ashford University for a comprehensive evaluation during the 2016-2017 academic year in connection with the next regularly scheduled accreditation renewal process. The Higher Learning Commission has scheduled the University of the

Rockies for a comprehensive evaluation during the 2015-2016 academic year in connection with the next regularly scheduled accreditation renewal process. Based on the Higher Learning Commission's policy that an institution have a comprehensive evaluation visit no more than five years after the six-month follow-up visit following a change of control, we understand that the comprehensive evaluation visits for both institutions will be rescheduled.

        In addition, in connection with (i) the Higher Learning Commission's determination that our initial public offering constituted a change of control under its standards and (ii) the approval of the change requests submitted by Ashford University and the University of the Rockies to proceed with the initial public offering, the Higher Learning Commission conducted an on-site focused visit to each of Ashford University and the University of the Rockies in November 2009 to verify that the respective institutions continue to meet the Higher Learning Commission's requirements. The Higher Learning Commission had postponed consideration of a request by the University of the Rockies for approval of three new graduate programs until completion of the on-site visit and formal acceptance of the visiting team's recommendations by the Higher Learning Commission. The Commission visiting team to each institution issued a report confirming that the institution continued to meet the Commission's requirements following our initial public offering. The Commission advised the University of the Rockies that it could submit its request to offer three new graduate programs. The University has submitted the request and is waiting for confirmation of visit dates at this time.

        To remain accredited, our institutions must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. If either of our institutions fails to satisfy any of the Higher Learning Commission's standards, it could lose its accreditation. Loss of accreditation would denigrate the value of our institutions' educational programs and would cause them to lose their eligibility to participate in Title IV programs, which would have a material adverse effect on our enrollment, revenues and results of operations.

If one of our schools does not maintain necessary state authorization in the states in which it is physically located, it may not operate or participate in Title IV programs.

        To participate in Title IV programs, an institution must be authorized by the relevant education agency of the state in which it is physically located.

  •
  Ashford University is located in the State of Iowa and is exempt from having to register as a postsecondary school in the State of Iowa. Such exemption may be lost or withdrawn if Ashford University fails to comply with requirements under Iowa law for continued exemption.

  •
  The University of the Rockies is located in the State of Colorado and is authorized by the Colorado Commission on Higher Education. Such authorization may be lost or withdrawn if the University of the Rockies fails to comply with requirements under Colorado statutes and rules for continued authorization.

        Loss of state authorization by one of our institutions in the state in which it is physically located would terminate our ability to provide educational services through such institution, as well as make such institution ineligible to participate in Title IV programs, which would have a material adverse effect on our enrollments, revenues and results of operations.

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

        Based on the financial statements for the fiscal year ended December 31, 2007, Ashford University and the University of the Rockies did not satisfy the composite score requirement of the financial responsibility test. As a result, (i) Ashford University posted a letter of credit in favor of the U.S. Department of Education in the amount of $12.1 million, which was scheduled to remain in effect through September 30, 2009, and (ii) the University of the Rockies posted a letter of credit in favor of the U.S. Department of Education in the amount of $0.7 million, which was scheduled to remain in effect through June 30, 2009. In July 2009, the U.S. Department of Education notified us that the University of the Rockies received a composite score of 1.7 for the fiscal year ended December 31, 2008, and that the University of the Rockies was released from the requirement to post a letter of credit. In August 2009, the U.S. Department of Education notified us that Ashford University received a composite score of 1.6 for the fiscal year ended December 31, 2008, and that Ashford University was released from the requirement to post a letter of credit based on the financial responsibility test.

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

        If we are found not to have satisfied the U.S. Department of Education's administrative capability requirements, we could be limited in our access to, or lose, Title IV program funding, which would have a material adverse effect on our enrollment, revenues and results of operations.

We are subject to sanctions if we fail to correctly calculate and return Title IV program funds in a timely manner for students who withdraw before completing their educational program.

        An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under U.S. Department of Education regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled on the institution's annual compliance audit in either of its two most recently completed fiscal years can result in an institution's having to post a letter of credit in an amount equal to 25% of its prior year returns of Title IV program funds. If unearned funds are not properly calculated and returned in a timely manner, an institution is also subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV programs.

        For the year ended December 31, 2007, Ashford University exceeded the 5% threshold for late refunds sampled, due to human error. As a result, we are subject to the requirement to post a letter of credit in favor of the U.S. Department of Education equal to 25% of the total refunds in 2007. In 2008, Ashford University notified the U.S. Department of Education of its intention to post this letter of credit, but was advised by the U.S. Department of Education that such posting was unnecessary because we had already posted a letter of credit due to Ashford University's failure to meet the composite score standard for the year ended December 31, 2007, which letter of credit was in excess of the amount required for late refunds. The U.S. Department of Education subsequently released Ashford University from the requirement to post a letter of credit based on its composite score, at which time Ashford University became obligated to post a smaller letter of credit in the amount of $5.0 million, or 25% of Ashford University's required Title IV returns for the year ended December 31, 2008, which the Company posted. Although we have taken steps to reduce late refunds, we cannot ensure that such steps will be sufficient to address this issue. For the year ended December 31, 2008, Ashford University did not exceed the 5% threshold for late refunds sampled.

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

        In the years ended December 31, 2009 and 2008, Ashford University derived 85.5% and 86.8%, respectively, and the University of the Rockies derived 84.6% and 80.8%, respectively, of their respective revenues (calculated on a cash basis in accordance with applicable U.S. Department of Education regulations) from Title IV funds. In connection with the change by the University of the Rockies to a December 31 fiscal year end date, the U.S. Department of Education required the University of the Rockies to calculate its compliance with the 90/10 rule for the fiscal year ending July 31, 2008 and for the five-month period ending December 31, 2008, and those percentages were 74.3% and 80.8%, respectively. Ineligibility to participate in Title IV programs would have a material adverse effect on our enrollments, revenues and results of operations. Recent changes in federal law which increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues we receive from Title IV programs, which could make it more difficult for us to satisfy the 90/10 rule.

We may lose our eligibility to participate in Title IV programs if our student loan default rates are too high.

        For each federal fiscal year, the U.S. Department of Education calculates a rate of student defaults for each educational institution which is known as a "cohort default rate." An institution may lose its eligibility to participate in some or all Title IV programs if, for each of the three most recent federal fiscal years, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the U.S. Department of Education. Ashford University's cohort default rates for the 2007, 2006 and 2005 federal fiscal years, the three most recent years for which information is available, were 13.3%, 4.1% and 4.1%, respectively. The cohort default rates for the University of the Rockies for the 2007, 2006 and 2005 federal fiscal years, the three most recent years for which information is available, were 0%, 0% and 0%, respectively. The draft cohort default rates for the 2008 federal fiscal year for Ashford University and the University of the Rockies were 13.3% and 2.8%, respectively.

        Because Ashford University's draft cohort default rate for the 2007 federal fiscal year exceeds 10%, it would no longer be exempt from the 30-day disbursement delay rule for first-year, first-time undergraduate student borrowers. The loss of this exemption has resulted in a delay in Ashford University receiving Title IV funds for such students and, accordingly, has negatively affected our cash flows, to the extent we would have otherwise been able to receive such funds sooner.

        The August 2008 reauthorization of the Higher Education Act includes significant revisions to the requirements concerning cohort default rates. Under the revised law, the period for which students' defaults on their loans are included in the calculation of an institution's cohort default rate has been extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change will be effective with the calculation of institutions' cohort default rates for the federal fiscal year ending September 30, 2009, which rates are expected to be calculated and issued by the U.S. Department of Education in 2012. The U.S. Department of Education will not impose sanctions based on rates calculated under this new methodology until three consecutive years of rates have been calculated, which is expected to occur in 2014. Until that time, the U.S. Department of Education will continue to calculate rates under the old calculation method and impose sanctions based on those rates. The revised law also increases the threshold for ending an institution's participation in the relevant Title IV programs from 25% to 30%, effective for final three-year cohort default rates published on or after the 2012 federal fiscal year. Ineligibility to participate in Title IV programs would have a material adverse effect on our enrollments, revenues and results of operations.

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

        The cumulative impact of recent regulatory and market developments has caused some lenders, including some lenders that have previously provided Title IV loans to our students, to cease providing Title IV loans to students. Other lenders have reduced the benefits and increased the fees associated with the Title IV loans they do provide. In addition, the new regulatory refinements may result in higher administrative costs for schools, including us. If the costs of Title IV loans increase or if availability decreases, some students may decide not to enroll in a postsecondary institution, which could have a material adverse effect on our enrollment, revenues and results of operations. In May 2008, new federal legislation was enacted to attempt to ensure that all eligible students will be able to obtain Title IV loans in the future and that a sufficient number of lenders will continue to provide Title IV loans. Among other things, the new legislation:

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

We cannot predict whether the student loan liquidity provision in this legislation will be renewed when it expires on June 30, 2010.

        In September 2009, the House of Representatives passed the Student Aid and Fiscal Responsibility Act of 2009, H.R. 3221. This legislation, which was designed to address the goals outlined by the budget of the Obama Administration, would amend the Higher Education Act to prohibit new federally guaranteed loans from being made under the Federal Family Education Loan Program (the "FFEL Program"), beginning on July 1, 2010, at which time all new federal education loans would be originated through the Federal Direct Loan Program. The legislation has not been passed by Congress and is subject to further review and amendment. If the proposal passes, our institutions would be required to certify loans through the Federal Direct Loan Program (for which we are eligible to participate) rather than through the FFEL Program. The elimination of the FFEL Program would also end the student loan subsidies and guarantees available to private lenders under the FFEL Program and would discourage such lenders from making student loans in the future. A reduction in the number of private lenders willing to provide loans to our students could have a material adverse effect on our enrollment, revenues and results of operations.

If regulators do not approve or if they delay their approval of transactions involving a change of control of our company, our ability to participate in Title IV programs may be impaired.

        If we or either of our institutions undergoes a change of control under the standards of applicable state education agencies, the Higher Learning Commission or the U.S. Department of Education, we must seek the approval of each such regulatory agency. A failure by us or one of our institutions to reestablish its state authorization, Higher Learning Commission accreditation or U.S. Department of Education certification, as applicable, following a change of control could result in a suspension or loss of operating authority or the ability to participate in Title IV programs, which would have a material adverse effect on our enrollments, revenues and results of operations.

        The U.S. Department of Education and most state and accrediting agencies require institutions of higher education to report or obtain approval of certain changes of control and changes in other aspects of institutional organization or operations. Transactions or events that constitute a change of control may include significant acquisitions or dispositions of an institution's common stock and significant changes in the composition of an institution's board. The types of thresholds for such reporting and approval vary among the states and among accrediting agencies. The Higher Learning Commission issued amended policies in June 2009 which, among other provisions, provide that a disposition of stock by a holder that reduces the holder's ownership below 25% of the outstanding stock of a publicly traded company is a change of control requiring the prior approval of the Higher Learning Commission. The amended policies also provide that a sale of more than 10% and less than 25% of the outstanding common stock of a publicly traded company must be reported to the staff of the Higher Learning Commission, which may determine in some cases that such sale requires prior approval, or additional monitoring, by the Higher Learning Commission. The U.S. Department of Education regulations provide that a change of control occurs for a publicly traded corporation if either (i) a person acquires such ownership and control of the corporation so that the corporation is required to file a current report on Form 8-K with the SEC disclosing a change of control, or (ii) the corporation's largest stockholder who owns at least 25% of the total outstanding voting stock of the corporation, ceases to own at least 25% of such stock or ceases to be the largest stockholder. A significant purchase or disposition of our voting stock could be determined by the U.S. Department of Education to be a change of control under this standard. In such event, the regulatory procedures applicable to a change in ownership and control would have to be followed in connection with the transaction. Similarly if such a disposition were deemed a change of control by the Higher Learning Commission or applicable state educational licensing agency, any required regulatory notifications and approvals would have to be made or obtained.

        The U.S. Department of Education confirmed that our initial public offering did not constitute a change of control under its regulations. The Higher Learning Commission determined that our initial public offering constituted a change of control under its standards. The Higher Learning Commission approved Ashford University's and University of the Rockies' applications seeking permission to proceed with the initial public offering and subsequently conducted separate on-site focused visits to both institutions months following our initial public offering to verify their compliance with the Higher Learning Commission's requirements. The visiting team to each institution issued a report confirming that the institutions continued to meet the Higher Learning Commission's requirements following our initial public offering.

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

        In recent years, regulatory investigations and civil litigation have been commenced against several postsecondary educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and noncompliance with U.S. Department of Education regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Although the media, regulatory and legislative focus has been primarily on the allegations made against these specific companies, broader allegations against the overall postsecondary sector may negatively impact public perceptions of postsecondary educational institutions, including Ashford University and the University of the Rockies. Such allegations could result in increased scrutiny and regulation by the U.S. Department of Education, Congress, accrediting bodies, state legislatures or other governmental authorities on all postsecondary institutions, including ours.

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

  •
  price reductions by competitors that we are unwilling or unable to match; and

  •
  a decline in the acceptance of online education.

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

        The performance and reliability of our technology infrastructure is critical to our reputation and to our ability to attract and retain students. Historically, we have licensed the software and related hosting and maintenance services for our online platform from Blackboard, Inc. (Blackboard Academic Suite) and the software and related maintenance services for our student information system from Campus Management Corp., both of whom are third-party software and service providers. Additionally, in September 2009, we entered into the eCollege License Agreement with eCollege, a third-party software and service provider, pursuant to which we agreed to license from eCollege an online learning platform for our students that replaced the Blackboard Academic Suite. We also develop and utilize proprietary software, primarily for our customer relationship management, or CRM, system. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of systems to us or our students.

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

We have identified material weaknesses in our internal control over financial reporting during recent periods.

        In connection with the preparation of our consolidated financial statements included in the registration statement on Form S-1 that we filed in connection with our initial public offering, we concluded that there were matters that constituted material weaknesses in our internal control over financial reporting as of December 31, 2008. A material weakness is a control deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of our financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions. In particular, we concluded that we did not have:

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

        We restated our consolidated financial statements for the years ended December 31, 2007, 2006 and 2005 in large part due to these inadequate internal controls. In addition, in the preparation of our interim condensed consolidated financial statements for first quarter of 2009, we discovered an overstatement of potentially dilutive shares and therefore an understatement of our diluted earnings per common share for the year ended December 31, 2008. These matters were determined to be immaterial and have been corrected in the financial information contained in this report.

        Although we have remediated the material weaknesses discussed above, we cannot assure you that such steps will be effective in preventing significant deficiencies or material weaknesses in our internal control over financial reporting in the future.

        As a public company, we are required to file annual and quarterly reports containing our consolidated financial statements and are subject to the requirements and standards set by the SEC, the Public Company Accounting Oversight Board ("PCAOB") and the New York Stock Exchange ("NYSE"). If we fail to remediate our material weaknesses that may occur in the future, or to otherwise develop and maintain adequate internal control over financial reporting, we could fail to timely and accurately report our financial results or prevent fraud, have to restate our financial statements or have our stock delisted. Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that will be required when the SEC's rules under Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") become applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2010. As a result, stockholders could lose confidence in our financial reporting and our stock price could suffer.

A decline in the overall growth of enrollment in postsecondary institutions, or in the number of students seeking degrees online or in our core disciplines, could cause us to experience lower enrollment at our schools.

        We have experienced significant growth since we acquired Ashford University in 2005. However, while we have continued to achieve growth in revenues and enrollment year-over-year, these growth rates have declined in recent periods and may continue to decline in the future. According to a March 2009 report from the National Center for Education Statistics, enrollment in degree-granting, postsecondary institutions is projected to grow 10.0% over the ten-year period ending in the fall of 2017 to 20.1 million. This growth is slower than the 25.8% increase reported in the prior ten-year period ended in the fall of 2007, when enrollment increased from 14.5 million in 1997 to 18.2 million in 2007. Similarly, a November 2009 study by Eduventures projects a compound annual growth rate of 13% in online postsecondary enrollment over the five-year period ending fall 2014. This rate of growth is slower than the 25.3% compound annual growth rate for the prior five-year period ended in fall 2008, when online enrollment increased by an aggregate of 1.3 million. In order to maintain current growth rates, we will need to attract a larger percentage of students in existing markets and expand our markets by creating new academic programs. In addition, if job growth in the fields related to our core disciplines is weaker than expected, fewer students may seek the types of degrees that we offer.

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

        For the years ended December 31, 2009 and 2008, Ashford University derived 85.5% and 86.8%, respectively, of its revenues (calculated on a cash basis in accordance with applicable U.S. Department of Education regulations) from Title IV programs. For the years ended December 31, 2009 and 2008, the University of the Rockies derived 84.6% and 80.8%, respectively, of its revenues (calculated on a cash basis in accordance with applicable U.S. Department of Education regulations) from Title IV programs. Additionally, some of our students finance their education through private loans that are not part of Title IV programs. Interest rates have reached relatively low levels in recent years, creating a favorable borrowing environment for students. However, if Congress increases interest rates on Title IV loans, or if private loan interest rates rise, our students would have to pay higher interest rates on their loans. Any future increase in interest rates will result in a corresponding increase in educational costs to our existing and prospective students. Higher interest rates could also contribute to higher default rates with respect to our students' repayment of their education loans. Higher default rates may in turn adversely impact our eligibility to participate in some or all Title IV programs, which would have a material adverse effect on our enrollment, revenues and results of operations.

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

        As of December 31, 2009, 17.1% of our students were affiliated with the military, some of whom are eligible to receive tuition assistance from the government, which they may use to pursue postsecondary degrees. If governmental tuition assistance programs to active duty members of the military are reduced or eliminated or if our relationships with any military base deteriorates, our enrollment could suffer. Additionally, we provide scholarships to students who are affiliated with the military. If we reduce or eliminate our scholarships, our enrollment by military personnel may suffer. In addition, if we increase our scholarships, our per student revenue from military affiliated personnel will decline.

Our expenses may cause us to incur operating losses if we are unsuccessful in achieving growth.

        Our spending is based, in significant part, on our estimates of future revenue and is largely fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall in revenues in relation to our expectations would have an immediate and material adverse effect on our profitability. In addition, as our business grows, we anticipate increasing our operating expenses to expand our program offerings, marketing initiatives and administrative organization. Any such expansion could cause material losses to the extent we do not generate additional revenues sufficient to cover those expenses.

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

We have a limited operating history. Accordingly, our historical and recent financial and business results may not necessarily be representative of what such results will be in the future.

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

        In September 2009, we entered into a license agreement with Pearson eCollege, or eCollege, pursuant to which we agreed to license from eCollege an online learning platform for our students. The eCollege online learning platform provides an online learning management system which provides for the storage, management and delivery of course content. This platform also includes collaborative spaces for student communication and participation with other students and faculty as well as grade and attendance management for faculty and assessment capabilities to assist us in maintaining quality. We rely on eCollege for administrative support and hosting of the applicable systems. If eCollege ceases to operate or is unable or unwilling to continue to provide us with services or upgrades on a timely basis, we may have difficulty maintaining the software required for our online platform or updating it for future technological changes.

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

        We use hazardous materials at our ground campuses and generate small quantities of waste, such as used oil, antifreeze, paint, car batteries and laboratory materials. Additionally, we purchased land nearby our Ashford University campus in Clinton, Iowa, for purposes of future campus expansion. We identified minor environmental issues in connection with the purchase of this land, including the fact that the land, which has historically been used as a golf course, was subject to customary and heavy applications of fertilizer and fungicide. As a result, we are subject to a variety of environmental laws and regulations governing, among other things, the use, storage and disposal of solid and hazardous substances and waste and the clean-up of contamination at our facilities or off-site locations to which we send or have sent waste for disposal. If we do not maintain compliance with any of these laws and regulations, or are responsible for a spill or release of hazardous materials, we could incur significant costs for clean-up, damages and fines or penalties.

Our failure to obtain additional capital in the future could adversely affect our ability to grow.

        We believe that cash flow from operations will be adequate to fund our current operating and growth plans for the foreseeable future. However, we may need additional financing in order to finance our continued growth, particularly if we pursue any acquisitions. The amount, timing and terms of such additional financing will vary principally depending on the timing and size of new program offerings, the timing and size of acquisitions we may seek to consummate and the amount of cash flows from our operations. To the extent that we require additional financing in the future, such financing may not be available on terms acceptable to us or at all and, consequently, we may not be able to fully implement our growth strategy.

Failure to comply with the terms of our Credit Agreement with Comerica Bank could impair our rights to the assets we pledged as collateral under this agreement.

        In January 2010, we entered into a Credit Agreement (and related documents) with Comerica Bank, or Comerica, pursuant to which we may borrow up to $50 million pursuant to a revolving line of credit. To secure our obligations under the Credit Agreement (and related documents), we granted Comerica a first priority security interest in substantially all of our assets, including our real property. If an event of default occurs or if we otherwise fail to comply with any of the negative or affirmative covenants of the Credit Agreement (and related documents), Comerica may declare all of the obligations and indebtedness under the Credit Agreement (and related documents) due and payable. For more information about the Credit Agreement and related documents, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. In such a scenario, we may lose our right, title, and interest in the property that secures such obligations and indebtedness.

If we are not able to integrate acquired institutions, our business could be harmed.

        From time to time, we may pursue acquisitions of other institutions. Integrating acquired operations into our business involves significant risks and uncertainties, including:

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

        In addition, many of our students borrow Title IV loans to pay for tuition, fees and other expenses. A protracted economic slowdown could negatively impact our students' ability to repay those loans which would negatively impact our cohort default rate. See "Risks Related to the Extensive

Regulation of Our Business—We may lose eligibility to participate in Title IV programs if our student loan default rates are too high" above.

        Our students also are frequently able to borrow Title IV loans in excess of their tuition. The excess is received by the students as a stipend. However, if a student withdraws, we must return any unearned Title IV funds including stipends. A protracted economic slowdown could negatively impact our students' ability to repay those stipends. As a result, the amount of Title IV funds we would have to return without reimbursement from students (and our bad debt expense) could increase, and our results could suffer.

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

Risk Related to Our Common Stock

The price of our common stock has fluctuated significantly and you could lose all or part of your investment.

        Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common stock has fluctuated in the past, and there is no assurance it will not continue to fluctuate significantly for various reasons, which include:

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

  •
  sales of common stock by our directors, executive officers and significant stockholders; and

  •
  changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events.

        In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. Changes may occur without regard to the operating performance of these companies. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company.

If securities or industry analysts change their recommendations regarding our stock adversely or if our operating results do not meet their expectations, our stock price could decline.

        The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrade our stock or if our operating results do not meet their expectations, our stock price could decline.

As a public company, we are subject to additional financial and other reporting and corporate governance requirements that can be difficult for us to satisfy and may divert management attention from our business.

        As a public company, we are required to file with the SEC annual and quarterly information and other reports pursuant to the Exchange Act. We are required to ensure that we have the ability to prepare financial statements that comply with SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the listing standards of the NYSE and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. Specifically, we are required to:

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

  •
  enhance our investor relations function; and

  •
  maintain internal policies, including those relating to disclosure controls and procedures.

        As a public company we are required to commit significant resources and management oversight to the above-listed requirements which causes us to incur significant costs and which places a strain on our systems and resources. As a result, our management's attention might be diverted from other business concerns. In addition, we might not be successful in implementing these requirements.

        In particular, our internal control over financial reporting has not yet been fully tested to determine if it meets the standards set forth in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The adequacy of our internal control over financial reporting must be assessed by management for each year commencing with the year ending December 31, 2010. We do not currently have comprehensive documentation of our internal control over financial reporting, nor have we fully documented or tested our compliance with these controls in accordance with Section 404 of the Sarbanes-Oxley Act.

        We have not tested our internal control over financial reporting in accordance with Section 404 and such a test would not be possible to perform at this time. If we are unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to report on the adequacy of our internal control over financial reporting commencing with the year ending December 31, 2010. If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis and may suffer adverse regulatory consequences or violations of NYSE listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

Sales of outstanding shares of our stock into the market in the future could cause the market price of our stock to drop significantly, even if our business is doing well.

        If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. At December 31, 2009, 54,266,481 shares of our common stock were outstanding. The 15,525,000 shares sold in our initial public offering are freely tradable without restriction or further registration under federal securities laws unless purchased by our affiliates. Pursuant to Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

        In addition, as of December 31, 2009, there were 7.2 million shares underlying outstanding options and 0.6 million shares underlying outstanding warrants. All shares subject to outstanding options and warrants are eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements and Rule 144. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.

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

Our principal stockholder has significant influence over matters requiring stockholder approval and access to our management.

        As of December 31, 2009, Warburg Pincus beneficially owned 64.9% of our outstanding common stock. Warburg Pincus may exercise significant influence over the election of our directors, amendments to our certificate of incorporation and bylaws and other actions requiring the vote or consent of our stockholders, including mergers, going private transactions and other extraordinary transactions. The ownership position of Warburg Pincus may have the effect of delaying, deterring or preventing a change of control or a change in the composition of our board of directors.

        Additionally, in February 2009, we entered into a nominating agreement with Warburg Pincus. Under the nominating agreement, as long as Warburg Pincus beneficially owns at least 15% of the outstanding shares of common stock, we will, subject to our fiduciary obligations, nominate and recommend to our stockholders that two individuals designated by Warburg Pincus be elected to the board. Additionally, if Warburg Pincus beneficially owns less than 15% but more than 5% of the outstanding shares of common stock, we will, subject to our fiduciary obligations, nominate and recommend to our stockholders that one individual designated by Warburg Pincus be elected to the board. Two directors affiliated with Warburg Pincus, Patrick T. Hackett and Adarsh Sarma, currently serve on our board of directors.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Corporate headquarters.    Our corporate headquarters in San Diego, California, where we house enrollment services, student support services and corporate functions, occupy an aggregate of 315,000 square feet pursuant to leases that expire in 2017 and 2018. We also lease 250,000 square feet in a separate location in San Diego under a lease that expires in 2020, which premises house additional enrollment services, student support services and corporate functions. Additionally, we lease 36,700 square feet under a lease that expires in 2014 in Clinton, Iowa, to complement our California enrollment services and student services functions.

        Campus facilities.    We own campus facilities of 286,000 square feet in Clinton, Iowa, for Ashford University and we lease 31,500 square feet in Colorado Springs, Colorado for the University of the Rockies campus under a lease that expires in 2015.

        We pledged as collateral to Comerica Bank the properties we own in Iowa as security for the performance of our obligations under the loan documents we signed in connection with our $50 million revolving line of credit with Comerica Bank. For more information regarding this line of credit, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

        We believe our existing facilities are suitable and adequate for current requirements and that additional space can be obtained on commercially reasonable terms to meet future requirements.

Item 3.    Legal Proceedings.

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

Item 4.    Reserved.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock has been listed on the NYSE under the symbol "BPI" since it began trading on April 15, 2009. Shares sold in our initial public offering on April 15, 2009, were priced at $10.50 per share. The following table sets forth, for the time periods indicated, the high and low sale prices of our common stock as reported on the NYSE.

2009	High	Low
Second Quarter (beginning April 15, 2009)	$17.15	$9.56
Third Quarter	$21.90	$14.90
Fourth Quarter	$17.95	$13.59

Holders of Record

        As of February 26, 2010, there were approximately 23 holders of record of our common stock, including the Depository Trust Company, which holds shares on behalf of an indeterminate number of beneficial owners.

Dividend Policy

        We currently intend to retain any future earnings and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, any contractual restrictions and such other factors as our board of directors may deem appropriate.

        In connection with our $50 million revolving line of credit with Comerica Bank, or Comerica, (i) Comerica must approve dividend payments, stock redemptions and other specified cash expenditures exceeding an aggregate of $25.0 million per year, and (ii) we must at all times maintain on deposit with Comerica or its affiliates an amount equal to 25% of "budgeted cash," as specified in the loan documents related to the line of credit, for the month most recently ended. For more information regarding this line of credit, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities

        None.

Performance Graph

        The following graph compares the cumulative eight-month total return provided stockholders on Bridgepoint Education Inc.'s common stock relative to the cumulative total returns of the Russell 3000 index, and a customized peer group of four companies that includes: American Public Education Inc, Capella Education Company, Grand Canyon Education Inc and Strayer Education Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on April 15, 2009, and its relative performance is tracked through December 31, 2009.

COMPARISON OF EIGHT MONTH CUMULATIVE TOTAL RETURN*
Among Bridgepoint Education Inc., The Russell 3000 Index
And A Peer Group

*
$100 invested on 4/15/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Bridgepoint Education, Inc. under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.    Selected Consolidated Financial Data.

        You should read the following selected consolidated financial and other data in conjunction with Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements, which are included elsewhere in this report. The consolidated statement of operations data, consolidated balance sheet data, and consolidated other data set forth below as of December 31, 2009, 2008, 2007 and 2006 and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements. The consolidated balance sheet data as of December 31, 2005 has been derived from our unaudited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods. We declared no cash dividends during the periods presented.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$454,324	$218,290	$85,709	$28,619	$7,951
Costs and expenses:
Instructional costs and services(1)	120,089	62,822	29,837	12,510	5,498
Marketing and promotional(2)	145,721	81,036	35,997	12,214	4,078
General and administrative(3)	106,784	41,012	15,892	8,704	6,190

Total costs and expenses	372,594	184,870	81,726	33,428	15,766

Operating income (loss)	81,730	33,420	3,983	(4,809)	(7,815)
Interest income	(789)	(322)	(12)	(10)	(38)
Interest expense	279	240	544	351	228

Income (loss) before income taxes	82,240	33,502	3,451	(5,150)	(8,005)
Income tax expense	35,135	7,071	164	—	—

Net income (loss)	47,105	26,431	3,287	(5,150)	(8,005)

Accretion of preferred dividends(4)	645	2,006	1,856	1,718	1,344
Deemed dividend on redeemable convertible preferred stock(5)	—	—	—	—	11,162

Net income available (loss attributable) to common stockholders	$46,460	$24,425	$1,431	$(6,868)	$(20,511)

Earnings (loss) per common share(6)
Basic	$0.85	$0.38	$0.01	$(2.15)	$(6.53)
Diluted	$0.74	$0.16	$0.01	$(2.15)	$(6.53)
Shares used in computing earnings (loss) per common share(6)
Basic	39,349	3,335	3,311	3,197	3,140
Diluted	45,181	7,757	4,446	3,197	3,140

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$170,550	$56,483	$7,351	$54	$2,163
Total assets	295,231	129,246	39,057	17,091	14,749
Total indebtedness (including short-term indebtedness)	635	684	5,673	4,193	3,779
Redeemable convertible preferred stock	—	27,062	25,056	23,200	21,482
Total stockholders' equity (deficit)	134,609	6,109	(20,143)	(21,692)	(15,197)

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except enrollment data)
Consolidated Other Data:
Capital expenditures	$24,249	$15,884	$3,571	$1,381	$323
Depreciation and amortization	5,890	2,452	1,236	735	494
Cash flows provided by (used in):
Operating activities	131,727	70,748	10,367	(1,082)	(7,244)
Investing activities	(70,030)	(16,550)	(2,936)	(1,373)	(8,020)
Financing activities	7,382	(5,066)	(134)	346	13,857
Period end enrollment (unaudited)(7):
Online	53,048	30,921	12,104	4,111	729
Ground	640	637	519	360	334

Total	53,688	31,558	12,623	4,471	1,063

(1)
In the second quarter of 2009, we recorded a non-cash expense of $2.1 million related to the instructional costs and services portion of the acceleration of exit options which occurred in connection with our initial public offering. See Note 11, "Stock-Based Compensation," to our annual consolidated financial statements, which are included elsewhere in this report.

(2)
In the second quarter of 2009, we recorded a non-cash expense of $5.0 million related to the marketing and promotional portion of the acceleration of exit options which occurred in connection with our initial public offering. See Note 11, "Stock-Based Compensation," to our annual consolidated financial statements, which are included elsewhere in this report.

(3)
In the first quarter of 2009, we recorded $11.1 million related to the settlement of a stockholder claim (of which $10.6 million was non-cash). See Note 18, "Stockholder Dispute," to our annual consolidated financial statements, which are included elsewhere in this report. In the second quarter of 2009, we recorded a non-cash expense of $23.3 million related to the general and administrative portion of the acceleration of exit options which occurred in connection with our initial public offering. See Note 11, "Stock-Based Compensation," to our annual consolidated financial statements, which are included elsewhere in this report. In the fourth quarter of 2008, we recorded stock-based compensation expense of $1.6 million related to the modification of a stock award held by a director. See Note 11, "Stock-Based Compensation—Award Modification," to our annual consolidated financial statements, which are included elsewhere in this report.

(4)
The holders of Series A Convertible Preferred Stock earned preferred dividends, accreting at the rate of 8% per year, compounding annually. See Note 10, "Redeemable Convertible Preferred Stock," to our annual consolidated financial statements, which are included elsewhere in this report.

(5)
We recorded a deemed dividend of $11.2 million in the year ended December 31, 2005, for the beneficial conversion feature in our Series A Convertible Preferred Stock. See Note 10, "Redeemable Convertible Preferred Stock," to our annual consolidated financial statements, which are included elsewhere in this report.

(6)
All basic and diluted earnings (loss) per share and average shares outstanding information for all periods presented have been adjusted to reflect the 1-for-4.5 reverse stock split. See Note 2, "Summary of Significant Accounting Policies—Reverse Stock Split," to our annual consolidated financial statements, which are included elsewhere in this report. For more information regarding earnings per share calculations, see Note 9, "Earnings Per Share," to our consolidated annual financial statements, which are included elsewhere in this report.

(7)
We define enrollments as the number of active students on the last day of the financial reporting period. A student is considered an active student if he or she has attended a class within the prior 30 days unless the student has graduated or has provided us with notice of withdrawal.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with our consolidated financial statements, which are included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management's expectations. See Part I, Item 1A, Risk Factors, and Special Note Regarding Forward-Looking Statements.

Overview

        We are a regionally accredited provider of postsecondary education services. We offer associate's, bachelor's, master's and doctoral programs in the disciplines of business, education, psychology, social sciences and health sciences.

        We deliver programs online as well as at our traditional campuses located in Clinton, Iowa and Colorado Springs, Colorado. As of December 31, 2009, we offered approximately 1,150 courses, 60 degree programs and 125 specializations and concentrations. We had 53,688 students enrolled in our institutions as of December 31, 2009, 99% of whom were attending classes exclusively online.

        In March 2005, we acquired the assets of The Franciscan University of the Prairies, located in Clinton, Iowa, and renamed it Ashford University. In September 2007, we acquired the assets of the Colorado School of Professional Psychology, located in Colorado Springs, Colorado, and renamed it the University of the Rockies. See Part I, Item 1, Business—Overview, for more information about these acquisitions.

        On April 20, 2009, we closed our initial public offering of common stock, in which 15.5 million shares of common stock were sold to the public. The offering included 3.5 million shares sold by us and 12.0 million shares sold by selling stockholders. We used our proceeds from the offering primarily to pay the accreted value of the Series A Convertible Preferred Stock (also referred to as redeemable convertible preferred stock in this report) upon the optional conversion of all outstanding shares of such stock into common stock at the closing of the offering.

Key Financial Metrics

Revenue

        Revenue consists principally of tuition, technology fees and other miscellaneous fees and is shown net of any refunds and scholarships. Factors affecting our revenue include: (i) the number of students who enroll and who remain enrolled in our courses; (ii) our degree and program mix; (iii) changes in our tuition rates; and (iv) the amount of the scholarships that we offer. Tuition is reduced by the amount of scholarships we award to our students.

Enrollments

        We define enrollments as the number of active students on the last day of the financial reporting period. A student is considered an active student if he or she has attended a class within the prior 30 days unless the student has graduated or has provided us with a notice of withdrawal. Enrollments are a function of the number of continuing students at the beginning of each period and new enrollments during the period, which are offset by students who either graduated or withdrew during the period. Our online courses are typically five or six weeks in length and have weekly start dates through the year, with the exception of a two week break during the holiday period in late December and early January. Our campus-based courses have one start per term with two to five terms per year.

Costs and expenses

        Instructional costs and services.    Instructional costs and services consist primarily of costs related to the administration and delivery of our educational programs. This expense category includes compensation for faculty and administrative personnel, costs associated with online faculty, curriculum and new program development costs, bad debt expense, financial aid processing costs, technology license costs and costs associated with other support groups that provide service directly to the students. Instructional costs and services also include an allocation of facility and depreciation costs.

        Marketing and promotional.    Marketing and promotional expenses include compensation of personnel engaged in marketing and recruitment, as well as costs associated with purchasing leads and producing marketing materials. Our marketing and promotional expenses are generally affected by the cost of advertising media and leads, the efficiency of our marketing and recruiting efforts, salaries and benefits for our enrollment personnel and expenditures on advertising initiatives for new and existing academic programs. Advertising costs are expensed as incurred. We also incur immediate expenses in connection with new enrollment advisors while these individuals undergo training. Enrollment advisors typically do not achieve anticipated full productivity until four to six months after their dates of hire. Marketing and promotional costs also include an allocation of facility and depreciation costs.

        General and administrative.    General and administrative expenses include compensation of employees engaged in corporate management, finance, human resources, information technology, compliance and other corporate functions. General and administrative expenses also include professional services fees, travel and entertainment expenses and an allocation of facility and depreciation costs.

        Interest income.    Interest income consists of interest on investments.

        Interest expense.    Interest expense consists primarily of interest charges on our capital lease obligations and on the outstanding balances of our notes payable and line of credit and related fees.

Factors Affecting Comparability

        We believe the following factors have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Public company expenses

        As a public company, we are obligated to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Exchange Act. We are required to ensure that we have the ability to prepare financial statements that comply with SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the listing standards of the NYSE and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. Specifically, we are required to:

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

Stock-based compensation

        The amount of stock-based compensation recognized in our consolidated statements of operations has increased since 2007, primarily due to (i) the increase in fair market value of our common stock since 2007, which has resulted in higher grant date fair values for our option awards under the Black-Scholes option pricing model, (ii) the modification of certain stock options in March 2009 (see "Acceleration of exit options" below), and (iii) an increase in the number of stock options granted since becoming a public company. We granted no stock options in 2008.

Acceleration of exit options

        On March 28, 2009, our board of directors amended the exit options for 10 members of our management team to add an additional vesting condition so that the number of shares underlying the options that would not have vested upon the closing of our initial public offering, under the original terms of the options, would vest in full upon the closing of such offering. This additional vesting condition constituted a modification. Accordingly, to the extent the exit option vested under the original vesting conditions, the original grant date fair value was recorded on the vesting date; and to the extent each exit option vested under the additional vesting condition, the modification date fair value would be recorded on the vesting date.

        The compensation expense that was recorded for the exit options during the second quarter of 2009 was $30.4 million in the aggregate ($0.1 million related to the portion of the exit options vesting under the original vesting conditions and $30.3 million related to the portion of the exit options vesting under the additional vesting condition). The incremental compensation cost resulting from the modification was a non-cash expense of $30.0 million. Such compensation expense was allocated to the expense category in which the optionee's regular compensation is recorded.

Settlement of stockholder dispute

        In February 2009, certain holders of common stock and warrants to purchase common stock asserted various claims against us, our directors and officers and Warburg Pincus regarding amendments to our certificate of incorporation made in connection with financings in 2005 and certain stock options we granted to our employees. The claimants represented 90% of the holders of common stock and 59% of the shares of common stock subject to warrants outstanding, in each case as of July 27, 2005. In March 2009, we reached a settlement with the claimants regarding these claims and recorded a total expense of $11.1 million related to the settlement during the three months ended March 31, 2009, of which $10.6 million was a non-cash expense. After settling with the claimants, we notified the other holders of common stock and other holders of warrants to purchase shares of common stock, in each case as of July 27, 2005, regarding these claims, the settlement terms and their ability to participate in the settlement. In April 2009, we reached settlement with all of them.

Seasonality

        Although not apparent in our results of operations due to our rapid rate of growth, our operations are generally subject to seasonal trends. As our growth rate declines we expect to experience seasonal fluctuations in results of operations as a result of changes in the level of student enrollment. While we enroll students throughout the year, first and fourth quarter new enrollments and revenue are generally lower than that in other quarters due to the holiday break in December and January. We generally experience a seasonal increase in new enrollments in August and September of each year when most other colleges and universities begin their fall semesters.

Internal Control Over Financial Reporting

Overview

        Effective internal control over financial reporting is necessary for us to provide reliable annual and quarterly financial reports and to prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results and financial condition could be materially misstated and our reputation could be significantly harmed.

        As a public company, we are required to file annual and quarterly reports containing our consolidated financial statements and are subject to the requirements and standards set by the SEC, PCAOB and the NYSE. Commencing with the year ending December 31, 2010, we must perform system and process evaluations and testing of our internal control over financial reporting to allow us to report on the effectiveness of our internal control over financial reporting, as required under Section 404 of the Sarbanes-Oxley Act. In addition, management must report on, and our independent registered public accounting firm must attest to, the adequacy or our internal control over financial reporting as of December 31, 2010.

Material weaknesses

        In connection with the preparation of our consolidated financial statements included in the registration statement on Form S-1 that we filed in connection with our initial public offering, we concluded that there were matters that constituted material weaknesses in our internal control over financial reporting as of December 31, 2008. A material weakness is a control deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions.

        At that time, we concluded that we did not have: (i) a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of GAAP, performance of supervisory review and analysis and application of sufficient analysis on significant contracts, judgments and estimates; or (ii) effective controls over the selection, application and monitoring of accounting policies related to redeemable convertible preferred stock, earnings per share, leasing transactions and stock-based compensation to ensure that such transactions were accounted for in conformity with GAAP.

        Our chief financial officer is responsible for implementing changes and improvements in our internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses. We have implemented a number of significant changes and improvements in our internal control over financial reporting during 2009, specifically:

  •
  hiring key personnel, including a director of financial planning, assistant controller, manager of financial reporting, financial reporting accountant, internal audit staff, and managers of internal audit, as well as certain consultants, in each case with experience managing and working in the corporate accounting department of a publicly traded company;

  •
  making process changes in the financial reporting area, including additional oversight and review; and

  •
  conducting training of our accounting staff for purposes of enabling them to recognize and properly account for transactions of the types described above.

        Based on the evaluation completed in the fourth quarter of 2009, our management has concluded that these control improvements are properly designed and operating effectively as of December 31, 2009, and that the material weaknesses existing as of December 31, 2008, have been remediated.

Critical Accounting Policies and Use of Estimates

        The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue, bad debts, long-lived assets, income taxes and stock-based compensation. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

        Critical accounting policies are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. The footnotes to the consolidated financial statements also include disclosure of significant accounting policies. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting policies and estimates include those involved in the recognition of revenue, allowance for doubtful accounts, impairment of intangible assets, provision for income taxes and accounting for stock based compensation. Those critical accounting policies and estimates that require the most significant judgment are discussed further below.

Revenue recognition

        We recognize revenue when earned in accordance with the criteria for recognizing revenue. The majority of our revenue comes from tuition revenue and is shown net of scholarships and expected refunds. Tuition revenue is recognized on a straight-line basis over the applicable period of instruction. Our online students generally enroll in a program that encompasses a series of five- to six-week courses that are taken consecutively over the length of a program. Students are billed on a course-by-course basis when first attending a class. Our traditional ground campus students enroll in a program that encompasses a series of nine-week or 16-week courses. These students are billed at the beginning of each term.

        Deferred revenue represents tuition, fees and other student payments and unpaid amounts due less amounts recognized as revenue. We recognize an account receivable and corresponding deferred revenue for the full amount of course tuition when a student first attends class. Payments that are received either directly from the student or from the student's source of funding that exceed amounts billed are recognized as student deposits.

        If a student withdraws from a program prior to certain dates, they are entitled to a refund of certain portions of their tuition, depending on the date they last attended a class. If an online student drops a class and the student's last date of attendance was in the first week of class, the student receives a full refund of the tuition for that class. If an online student drops a class and the last date of attendance was in the second week of the class, the student receives a refund of 50% of the tuition for that class. If an online student drops a class and the student's last date of attendance was after the second week of the class, the student is not entitled to a refund. We monitor student attendance in online courses through activity in the online program associated with that course. After two weeks have passed without attendance in a class by the student, the student is presumed to have dropped the course as of the last date of attendance, and the student's tuition is automatically refunded to the extent the student is entitled to a refund based on the refund policy above. We estimate expected refunds based on historical refund rates and record a provision to reduce revenue for the amount that is expected to be refunded. Refunds issued by us for services that have been provided in a prior period have not historically been material. Future changes in the rate of student withdrawals may result in a change to expected refunds and would be accounted for prospectively as a change in estimate.

        We also recognize revenue from technology fees that are one-time start up fees charged to each new undergraduate online student. Technology fee revenue is recognized ratably over the average expected term of a student. The average expected term of the student is estimated each quarter based upon historical student duration of attendance and qualitative factors as deemed necessary. A significant change in the composition of our student body could result in a change in the time period over which these technology fees are recognized.

Allowance for doubtful accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from students' inability to pay us for services performed, or for inability of students to repay excess funds received for stipends. Bad debt expense is recorded as a component of instructional costs and services. We calculate the allowance for doubtful accounts based on our historical collection experience and changes in the economic environment. We also consider other factors such as the age of the receivable, the type of receivable and the students' active or inactive enrollment status. Certain variables require management judgment and include inherent uncertainties such as the likelihood of future student attendance and students' ability to qualify for Title IV eligibility. Variations in these factors from our historical experience may impact future estimates of the collectability of accounts receivable and may cause actual losses due to write-offs of uncollectible accounts to differ from past estimates.

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

Income taxes

        We utilize the liability method of accounting for income taxes. Significant judgments are required in determining the consolidated provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax settlement is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite our belief that our tax return positions are supportable, we believe that it is more likely than not that those positions may not be fully sustained upon review by tax authorities. We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters differs from our expectations, such differences will impact income tax expense in the period in which such determination is made.

        We evaluate and account for uncertain tax positions using a two-step approach. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when we subsequently determine that a tax position no longer meets the more-likely-than-not threshold of being sustained.

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

        In addition to estimates inherent in the recognition of current taxes payable, we estimate the likelihood that we will be able to recover our deferred tax assets each reporting period. Realization of our deferred tax assets is dependent upon future taxable income. To the extent we believe it is more-likely-than-not that some portion or all of our net deferred tax assets will not be realized, we establish a valuation allowance recorded against deferred tax assets. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. We released the entire valuation allowance on deferred tax assets as of December 31, 2008, based on our belief that it is more likely than not that our net deferred tax assets will be realized in future periods.

        We recognize windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized by us upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that we had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, we follow the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes.

Stock-based compensation

        We grant options to purchase our common stock to certain employees and directors under our equity incentive plans. The benefits provided under these plans are share-based payments and are recorded in our consolidated statement of income based upon their fair values.

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

        Our computation of expected term was calculated using the simplified method. The risk-free interest rate is based on the United States Treasury yield of those maturities that are consistent with the expected term of the stock option in effect on the grant date of the award. Dividend rates are based upon historical dividend trends and expected future dividends. As we have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future, a zero dividend rate is assumed in our calculation. Because our stock has not been publicly traded for a significant period of time and we had no substantial historical data on the volatility of our stock as of December 31, 2009, our expected volatility is estimated by analyzing the historical volatility of comparable public companies, which we refer to as guideline companies. In evaluating the comparability of the guideline companies, we consider factors such as industry, stage of life cycle, size and financial leverage.

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

        Options awarded under our equity incentive plans have an exercise price that equals or exceeds the closing price of our common stock, as reported by the NYSE, on the date of grant.

Results of Operations

        The following table sets forth our consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Instructional cost and services	26.4	28.8	34.8
Marketing and promotional	32.1	37.1	42.0
General and administrative	23.5	18.8	18.6

Total costs and expenses	82.0	84.7	95.4

Operating income	18.0	15.3	4.6
Interest income	(0.2)	(0.1)	—
Interest expense	0.1	0.1	0.6

Income before income taxes	18.1	15.3	4.0
Income tax expense	7.7	3.2	0.2

Net income	10.4%	12.1%	3.8%

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

        Through 2008 and 2009, we have seen enrollments and revenue continue to increase even though general economic conditions have deteriorated. During 2008 and 2009, we did not see any unfavorable impact from the decline in general economic conditions on our liquidity, capital resources or results of operations. While we cannot guarantee that these trends will continue, we believe that the performance of our company, as well as the performance of other for-profit education providers generally, has been resilient in the current economic downturn due to (i) the continued availability of Title IV funds to finance student tuition payments, (ii) increased demand for postsecondary education resulting from a deteriorating labor market, (iii) lower advertising costs and (iv) decreased turnover in enrollment advisors and other personnel. To meet the challenges of the current economy, we plan to continue to invest significantly in enrollment advisors and online advertising, which actions we expect will result in our enrollments and operating income continuing to grow, though perhaps not at the same rate as in the past.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        Revenue.    Our revenue for 2009 was $454.3 million, an increase of $236.0 million, or 108.1%, as compared to $218.3 million for 2008. Our revenue growth was primarily attributed to enrollment growth. Enrollment growth is driven by various factors including prospective students' acceptance of our value proposition, the quality of lead generation efforts, the number of enrollment advisors and our ability to retain existing students. In addition to the increase in student enrollment, the revenue increase was also positively impacted by the 5% tuition increase effective April 1, 2009 and the decision to move to a single credit hour price for all Ashford undergraduate students. The tuition increase and the move to a single credit hour price accounted for approximately 6.3% and 11.8%, respectively, of the revenue increase between periods. These increases were partially offset by an increase in institutional scholarships of $28.1 million. Student enrollment as of December 31, 2009, was 53,688, an increase of 22,130, or 70.1%, compared to 31,558 as of December 31, 2008.

        Instructional costs and services.    Our instructional costs and services for 2009 were $120.1 million, an increase of $57.3 million, or 91.2%, as compared to $62.8 million for 2008. This increase was primarily due to additional costs necessary to support the increased student population, as well as a $2.8 million increase in stock-based compensation, of which $2.1 million related to the exit options charge taken in the second quarter of 2009. Instructional costs and services decreased, as a percentage of revenue, to 26.4% for 2009, as compared to 28.8% for 2008. The decrease is primarily due to a decrease in direct labor of 1.5%, as a percentage of revenue, from efficiencies gained and as well as a decrease in bad debt expense of 1.1% to 5.1% in 2009 from 6.2% in 2008 due to increased levels of collection efforts.

        Marketing and promotional.    Our marketing and promotional expenses for 2009 were $145.7 million, an increase of $64.7 million, or 79.8%, as compared to $81.0 million for 2008. The increase was primarily due to (i) increased marketing labor costs of $33.5 million, (ii) increased advertising of $12.2 million, (iii) increased facilities costs of $10.3 million, (iv) increased stock-based compensation of $6.5 million (of which $5.0 million related to the exit option charge taken in the second quarter of 2009), and (v) other selling and marketing costs of $2.2 million. The increase in selling compensation and advertising spending is expected to continue as we grow our enrollment advisor base and increase our lead generation efforts to support those advisors. Our marketing and promotional expenses, as a percentage of revenue, decreased to 32.1% for 2009 from 37.1% for 2008. The decrease is primarily due to efficiencies gained by improvements to our variable cost structure specifically related to marketing wages and advertising.

        General and administrative.    Our general and administrative expenses for 2009 were $106.8 million, an increase of $65.8 million, or 160.4%, as compared to $41.0 million for 2008. The increase was primarily due to (i) increased stock-based compensation of $26.6 million (of which $23.3 million related to the exit options charge taken in the second quarter of 2009), (ii) increased administrative labor of $13.9 million, (iii) the $11.1 million charge related to the stockholder settlement in the first quarter of 2009, (iv) increased outside and professional fees of $4.5 million, (v) increased depreciation of $3.2 million, (vi) increased travel of $1.0 million, and (vii) other general and administrative increases of $5.5 million. Our general and administrative expenses, as a percentage of revenue, increased to 23.5% for 2009 from 18.8% for 2008, primarily due to the increased costs noted above.

        Interest income.    Our interest income for 2009 was $0.8 million, an increase of $0.5 million from $0.3 million for 2008, as a result of increased levels of cash and cash equivalents.

        Interest expense.    Our interest expense for 2009 was $0.3 million, a slight increase of $0.1 million from $0.2 million for 2008.

        Income tax expense.    Income tax expense for 2009 was $35.1 million, an increase of $28.0 million from $7.1 million for 2008, at effective tax rates of 42.7% and 21.1% for 2009 and 2008, respectively. The increase in our effective tax rate in 2009 as compared to 2008 was primarily due to (i) an increase in our uncertain tax positions in 2009 and (ii) a nonrecurring benefit related to the release in 2008 of the valuation allowance existing at December 31, 2007.

        Net income.    Our net income for 2009 was $47.1 million, an increase of $20.7 million, as compared to net income of $26.4 million for 2008, due to the factors discussed above.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        Revenue.    Our revenue for 2008 was $218.3 million, an increase of $132.6 million, or 154.7%, as compared to $85.7 million for 2007. Our revenue growth was primarily attributed to enrollment growth. Enrollment growth is driven by various factors including prospective students' acceptance of our value proposition, the quality of lead generation efforts, the number of enrollment advisors and our ability to retain existing students. To a lesser extent, the growth is due to increases in the average tuition per student as a result of tuition price increases, partially offset by an increase in institutional scholarships of $9.5 million. Student enrollment as of December 31, 2008, was 31,558, an increase of 18,935, or 150.0%, compared to 12,623 as of December 31, 2007.

        Instructional costs and services.    Our instructional costs and services for 2008 were $62.8 million, an increase of $33.0 million, or 110.5%, as compared to $29.8 million for 2007. This increase was primarily due to increases in instructional compensation costs of $17.6 million to meet the needs of a 150.0% increase in student enrollment, as well as related increases in financial aid processing costs of $2.7 million, facilities costs of $1.0 million, license fees of $1.3 million, bad debt expense of $8.7 million and other costs of $1.7 million. Instructional costs and services decreased, as a percentage of revenue, to 28.8% for 2008, as compared to 34.8% for 2007. The decrease, as a percentage of revenue, is primarily due to certain scalable fixed costs which relate primarily to the online environment (such as the student services and financial aid personnel, software license fees and online program development costs) being spread over increased enrollment and increased revenue. Such decrease was offset by the increase in our bad debt expense, as a percentage of revenue, to 6.2% for 2008, from 5.5% for 2007. The increase in bad debt expense, as a percentage of revenue, resulted, in part, from increased stipends due to greater availability of Title IV funds per student. Because a portion of our allowance for doubtful accounts is a result of the students' inability to repay excess funds received for stipends when they withdraw from their course of study, our bad debt expense increased. Additionally, the general deterioration of economic conditions negatively impacted our students' ability to pay for services provided.

        Marketing and promotional.    Our marketing and promotional expenses for 2008 were $81.0 million, an increase of $45.0 million, or 125.1%, as compared to $36.0 million for 2007. The increase was primarily due to increases in compensation costs of $26.1 million, advertising expenses of $12.0 million, facilities expenses of $3.5 million and promotional conferences and other costs of $3.4 million. Of these increased costs, annual conference costs of $1.0 million and new facility costs of $0.8 million were incurred in the fourth quarter of 2008. This increase in compensation and advertising spending is expected to continue as we grow our enrollment advisor base and increase our lead generation efforts to support those advisors. Our marketing and promotional expenses, as a percentage of revenue, decreased to 37.1% for 2008 from 42.0% for 2007. The decrease is primarily due to operating leverage associated with compensation costs and advertising costs.

        General and administrative.    Our general and administrative expenses for 2008 were $41.0 million, an increase of $25.1 million, or 158.1%, as compared to $15.9 million for 2007. The increase was primarily due to increases in compensation costs of $14.8 million, professional fees of $3.7 million, office supplies and phone expense of $2.1 million, facilities costs of $3.5 million and travel and conference costs of $0.6 million and other administrative costs of $0.4 million. Of these increased costs, we recorded (i) stock-based compensation expense of $1.6 million related to the modification of a director's stock award and (ii) new facility costs of $0.3 million in the fourth quarter of 2008. Our general and administrative expenses, as a percentage of revenue, increased slightly to 18.8% for 2008 from 18.6% for 2007.

        Interest income.    Our interest income for 2008 was $0.3 million, an increase of $0.3 million from less than $0.1 million for 2007, as a result of increased levels of cash and cash equivalents.

        Interest expense.    Our interest expense for 2008 was $0.2 million, a decrease of $0.3 million from $0.5 million for 2007. The decrease was primarily due to reductions in borrowings.

        Income tax expense.    Income tax expense for 2008 was $7.1 million, an increase of $6.9 million from $0.2 million for 2007. This increase was primarily attributable to increased income before income taxes as well as net operating loss carryforwards that completely eliminated regular taxable income in 2007 and only partially offset the income in 2008. This increase in tax expense was partially offset by release of the valuation allowance that existed at December 31, 2007. In 2008, we reversed our valuation allowance of $7.3 million that was recognized at December 31, 2007, based on our belief that it is more likely than not that our net deferred tax assets will be realized in future periods. As a result, our effective income tax rate increased to 21.1% from 4.8%.

        Net income.    Our net income for 2008 was $26.4 million, an increase of $23.1 million, as compared to net income of $3.3 million for 2007, due to the factors discussed above.

Liquidity and Capital Resources

Liquidity

        We financed our operating activities and capital expenditures during the year ended December 31, 2009, and 2008 primarily through cash provided by operating activities. We realized net proceeds from our initial public offering in April 2009 of $28.1 million, of which $27.7 million was used to pay the accreted value of the redeemable convertible preferred stock upon the optional conversion of all outstanding shares of such preferred stock at the closing of our initial public offering. Our cash and cash equivalents were $125.6 million at December 31, 2009 and $56.5 million at December 31, 2008. Our restricted cash was $25,000 at December 31, 2009 and $0.7 million at December 31, 2008. At December 31, 2009, we had marketable securities of $45.0 million consisting of investments in certificates of deposit, commercial paper, and municipal bonds. We had no marketable securities as of December 31, 2008.

Available borrowing facilities

        On January 29, 2010, we entered into a $50 million revolving line of credit with Comerica Bank, or Comerica, pursuant to a Credit Agreement, Revolving Credit Note and Security Agreement, which agreements we collectively refer to as the Loan Documents. Under the Loan Documents, Comerica has agreed to make loans to us and issue letters of credit on our behalf, subject to the terms and conditions of the Loan Documents. Amounts subject to letters of credit issued under the Loan Documents are treated as limitations on available borrowings under the line of credit. Interest is paid monthly under the line of credit, and principal is paid on the maturity date of the line of credit. The line of credit has a two-year term and matures on January 29, 2012. Interest accrues on amounts outstanding under the line of credit, at our option, at either (1) Comerica's prime reference rate + 0.00% or (2) 1 month, 2 month or 3 month LIBOR + 2.25%. As security for the performance of our obligations under the Loan Documents, we granted Comerica a first priority security interest in substantially all of our Company's assets, including our real property.

        The Loan Documents contain financial covenants requiring (i) our educational institutions to maintain Title IV eligibility and (ii) our maintenance of specified adjusted quick ratios, minimum profitability, minimum cash balances and U.S. Department of Education financial responsibility composite scores. The Loan Documents contain other customary affirmative and negative covenants (including cash controls, financial reporting covenants and prohibitions on acquisitions, dividends, stock redemptions and other cash expenditures over a specified amount without Comerica's reasonable consent), representations and warranties and events of default (including the occurrence of a "material adverse effect," as defined in the Loan Documents).

        The initial proceeds under the Loan Documents were used, in part, to refinance the outstanding letters of credit under the existing Credit Agreement between us and Comerica, which we refer to as the Prior Agreement. Upon the effectiveness of the Loan Documents, the Prior Agreement was terminated, except that letters of credit outstanding under the Prior Agreement were deemed to be letters of credit issued under the Loan Documents.

        The Prior Agreement, which was in effect at December 31, 2009, provided for a maximum amount of borrowing under a revolving credit facility of $15.0 million, with a letter of credit sub-limit of $15.0 million. The Prior Agreement also provided for an equipment line of credit not to exceed $0.2 million. As of December 31, 2009, we used the availability under the revolving credit facility to issue letters of credit aggregating $7.2 million. We had no borrowings outstanding under the revolving credit facility as of December 31, 2009.

        Under the Prior Agreement, we were subject to certain limitations including restrictions on our ability to incur additional debt, make certain investments or acquisitions and enter into certain merger and consolidation transactions, among other restrictions. The Prior Agreement also contained a material adverse change clause, and we were required to maintain compliance with a minimum tangible net worth financial covenant. As of December 31, 2009 and December 31, 2008, we were in compliance with all financial covenants in the Prior Agreement. If we fail to comply with any of the covenants or experience a material adverse change, the lenders could elect to prevent us from borrowing or issuing letters of credit and declare the indebtedness to be immediately due and payable.

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

Financial responsibility

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

        We expect our composite score on a consolidated basis to be approximately 2.9 for the year ended December 31, 2009. We believe that this composite score will not require us to post a letter of credit in favor of the U.S. Department of Education or to conform to the regulations of the heightened cash monitoring level one method of payment, based upon the financial responsibility test. However, this is subject to determination by the U.S. Department of Education once it receives and reviews our audited financial statements for the year ended December 31, 2009.

Internal loan program

        In October 2009, we implemented a program for the University of the Rockies pursuant to which the institution will provide direct loans to students. The total number of students receiving these loans during 2009 was 86 and the total amount of financing provided during 2009 was $1.2 million. We have no current plans to implement a similar program for Ashford University.

Operating activities

        Net cash provided by operating activities for the year ended December 31, 2009, was $131.7 million. Significant non-cash items included in the reconciliation of net income to net cash provided by operating activities include the following: (i) stock-based compensation of $35.9 million, (ii) provision for doubtful accounts of $23.2 million, (iii) an increase in deferred income taxes of $12.4 million, and (iv) the non-cash portion of the stockholder settlement of $10.6 million. Changes in operating assets and liabilities was $21.5 million and was caused primarily by increases in (i) deferred revenue and student deposits of $54.3 million and (ii) accounts payable and accrued liabilities of $5.5 million. These were offset by an increase in accounts receivable of $37.5 million.

        Net cash provided by operating activities for the year ended December 31, 2008, was $70.7 million. Significant non-cash items included in the reconciliation of net income to net cash provided by operating activities include the following: (i) provision for doubtful accounts of $13.4 million, (ii) an increase in deferred income taxes of $5.7 million, (iii) depreciation and amortization of $2.5 million and (iv) stock-based compensation of $1.8 million. Changes in operating assets and liabilities was $32.3 million and was caused primarily by increases in (i) deferred revenue and student deposits of $50.6 million and (ii) accounts payable and accrued liabilities of $11.5 million. These were offset by an increase in accounts receivable of $27.7 million.

        Net cash provided by operating activities for the year ended December 31, 2007, was $10.4 million. Significant non-cash items included in the reconciliation of net income to net cash provided by operating activities include the following: (i) provision for doubtful accounts of $4.1 million and (ii) depreciation and amortization of $1.2 million. Changes in operating assets and liabilities was $1.7 million and was caused primarily by increases in (i) deferred revenue and student deposits of $11.3 million and (ii) accounts payable and accrued liabilities of $4.4 million. These were partially offset by an increase in accounts receivable of $13.6 million.

Investing activities

        Net cash used in investing activities was $70.0 million, $16.6 million and $2.9 million for 2009, 2008 and 2007, respectively. Our cash used in investing activities is primarily related to the purchases of property and equipment and leasehold improvements and marketable securities. A majority of our historical capital expenditures are related to the establishment of our initial infrastructure to support our online operations and to improve our ground campus. Capital expenditures were $24.2 million, $15.9 million and $3.6 million for 2009, 2008 and 2007, respectively. For the year ending December 31, 2010, we expect capital expenditures to be approximately $48.0 million.

        During 2009, we purchased $44.9 million of marketable securities. We manage our excess cash pursuant to the quantitative and qualitative operational guidelines of our cash investment policy. Our cash investment policy, which was adopted by our audit committee and our board of directors in May 2009 and is managed by our chief financial officer, has the following primary objectives (in order of priority): preserving principal, meeting our liquidity needs, minimizing market and credit risk, and providing returns. Under the policy's guidelines, we invest our excess cash exclusively in high-quality, short-term, U.S. dollar-denominated financial instruments. For a discussion of the measures we use to mitigate the exposure of our cash investments to market risk, credit risk and interest rate risk, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Financing activities

        Net cash provided by (used in) financing activities was $7.4 million, $(5.1) million and $(0.1) million for 2009, 2008 and 2007, respectively. During 2009, net cash provided by financing activities was generated primarily from the net proceeds of our initial public offering, after deducting underwriting discounts and commissions and offering expenses of $28.1 million, offset by the payment of the accreted value of the Series A Convertible Preferred Stock of $27.7 million upon the optional conversion of all outstanding shares of Series A Convertible Preferred Stock into common stock at the closing of our initial public offering. The excess tax benefit realized from the exercise of certain stock options was $5.5 million during 2009. Net cash used in financing activities for 2008 was primarily due to repayments of borrowing of $4.9 million.

        We expect to continue to utilize commercial financing, lines of credit and term debt for the purpose of expansion of our online business infrastructure and to expand and improve our ground campuses in Clinton, Iowa, and Colorado Springs, Colorado. Based on our current level of operations and anticipated growth in enrollments, we believe that our cash flow from operations, existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.

Significant Cash and Contractual Obligations

        The following table sets forth, as of December 31, 2009, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
	Total	Less than 1 Year	Years 2 - 3	Years 4 - 5	More than 5 Years
	(In thousands)
Capital lease obligations	$705	$217	$348	$140	$—
Operating lease obligations	240,123	21,948	46,733	52,574	118,868
Other contractual obligations	20,878	3,071	7,774	10,033	—
Uncertain tax positions	3,891	—	3,891	—	—

Total	$265,597	$25,236	$58,746	$62,747	$118,868

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Segment Information

        We operate in one reportable segment as a single educational delivery operation using a core infrastructure that serves the curriculum and educational delivery needs of both our ground and online students regardless of geography. Our chief operating decision maker, our CEO and President, manages our operations as a whole, and no expense or operating income information is evaluated by our chief operating decision maker on any component level.

Recent Accounting Pronouncements

        In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets ("SFAS 166"). SFAS 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of

Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 was subsequently codified in December as Accounting Standards Update ("ASU") 2009-16 and is effective for annual periods beginning after November 15, 2009. We do not believe the adoption of SFAS 166 or ASU 2009-16 will have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 is a revision to FASB Interpretation No. ("FIN") 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. SFAS 167 was subsequently codified in December 2009 as ASU 2009-17. ASU 2009-17 amends ASC Topic 810, Consolidation, to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests and is effective for annual periods beginning after November 15, 2009. We do not believe the adoption of SFAS 167 or ASU 2009-17 will have a material impact on our consolidated financial statements.

        In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, Revenue Recognition. This update changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. We do not believe that the adoption of ASU 2009-13 will have a material effect on our consolidated financial statements.

        In October 2009, the FASB issued ASU 2009-14 which amends ASC Topic 985, Certain Revenue Arrangements That Include Software Elements. This update changes the accounting model for revenue arrangements that include both tangible products and software elements. ASU 2009-14 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. We do not believe that the adoption of ASU 2009-14 will have a material effect on our consolidated financial statements.

        In January 2010, the FASB issued ASU 2010-06 which amends ASC Topic 820, Fair Value Measurements and Disclosures. This update requires new disclosures for fair value measurements including significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy and also requires additional information in the roll-forward of Level 3 fair value measurements including the presentation of purchases, sales, issuances, and settlements on a gross basis. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures. The additional Level 3 disclosures are effective for fiscal years beginning after December 15, 2010. The update impacts disclosures only and we do not believe the adoption of ASU 2010-06 will have a material impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Market and credit risk

        Pursuant to our cash investment policy, we attempt to mitigate the exposure of our cash and short term investments to market and credit risk by (i) diversifying concentration risk to ensure that we are not overly concentrated in a limited number of financial institutions, (ii) monitoring and managing the risks associated with the national banking and credit markets, (iii) investing in U.S. dollar-denominated assets and instruments only, (iv) diversifying account structures so that we maintain a decentralized account portfolio with numerous stable, highly-rated and liquid financial institutions and (v) ensuring that our investment procedures maintain a defined and specific scope such that we will not invest in higher-risk investment accounts, including long-term corporate bonds, financial swaps or derivative and corporate equities. Accordingly, under the guidelines of the policy, we invest our excess cash exclusively in high-quality, short-term, U.S. dollar-denominated financial instruments.

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

Interest rate risk

        All of our capital lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates. However, to the extent we borrow funds under our lines of credit with Comerica, we would be subject to fluctuations in interest rates. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. As of December 31, 2009, we had no borrowings under the line of credit with Comerica in effect at that time.

        Our future investment income may fall short of expectations due to changes in interest rates. At December 31, 2009, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value, or cash flows related to interest earned from cash equivalents or marketable securities.

Item 8.    Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BRIDGEPOINT EDUCATION, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bridgepoint Education, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Bridgepoint Education, Inc. and its subsidiaries (the "Company") at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Diego, California

March 2, 2010

Bridgepoint Education, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$125,562	$56,483
Restricted cash	25	666
Marketable securities	44,988	—
Accounts receivable, net	43,232	28,946
Deferred income taxes	4,027	2,734
Prepaid expenses and other current assets	9,581	7,061

Total current assets	227,415	95,890
Property and equipment, net	47,362	27,715
Goodwill and intangibles	3,201	1,897
Deferred income taxes	13,491	2,366
Other long term assets	3,762	1,378

Total assets	$295,231	$129,246

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,870	$4,705
Accrued liabilities	24,579	16,543
Deferred revenue and student deposits	121,752	67,425
Other current liabilities	172	256

Total current liabilities	149,373	88,929
Other long term liabilities	4,353	3,208
Rent liability	6,896	3,938

Total liabilities	160,622	96,075
Commitments and contingencies (see Note 17)
Redeemable convertible preferred stock:
Series A convertible preferred stock, $0.01 par value:
20,000 and 19,850 shares authorized, zero and 19,778 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	—	27,062
Stockholders' equity:
Common stock, $0.01 par value:
300,000 shares authorized, 54,266 and 3,335 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively and 2008, respectively	543	33
Additional paid-in capital	83,233	1,703
Retained earnings	50,833	4,373

Total stockholders' equity	134,609	6,109

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$295,231	$129,246

The accompanying notes are an integral part of these consolidated financial statements.

Bridgepoint Education, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenue	$454,324	$218,290	$85,709
Costs and expenses:
Instructional costs and services	120,089	62,822	29,837
Marketing and promotional	145,721	81,036	35,997
General and administrative	106,784	41,012	15,892

Total costs and expenses	372,594	184,870	81,726

Operating income	81,730	33,420	3,983
Interest income	(789)	(322)	(12)
Interest expense	279	240	544

Income before income taxes	82,240	33,502	3,451
Income tax expense	35,135	7,071	164

Net income	47,105	26,431	3,287
Accretion of preferred dividends	645	2,006	1,856

Net income available to common stockholders	$46,460	$24,425	$1,431

Earnings per common share:
Basic	$0.85	$0.38	$0.01

Diluted	$0.74	$0.16	$0.01

Weighted average common shares outstanding used in computing earnings per common share:
Basic	39,349	3,335	3,311

Diluted	45,181	7,757	4,446

The accompanying notes are an integral part of these consolidated financial statements.

Bridgepoint Education, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

(In thousands)

	Series A Convertible Preferred Stock
			Common Stock			Retained Earnings/ (Accumulated Deficit)
					Additional Paid-in Capital
	Shares	Amount	Shares	Par Value			Total
Balance at December 31, 2006	19,778	$23,200	3,298	$33	$469	$(22,194)	$(21,692)
Issuance of common stock	—	—	37	—	12	—	12
Stock-based compensation	—	—	—	—	106	—	106
Accretion of preferred dividends	—	1,856	—	—	(587)	(1,269)	(1,856)
Net income	—	—	—	—	—	3,287	3,287

Balance at December 31, 2007	19,778	25,056	3,335	33	—	(20,176)	(20,143)

Stock-based compensation	—	—	—	—	1,827	—	1,827
Accretion of preferred dividends	—	2,006	—	—	(124)	(1,882)	(2,006)
Net income	—	—	—	—	—	26,431	26,431

Balance at December 31, 2008	19,778	27,062	3,335	33	1,703	4,373	6,109

Stock-based compensation	—	—	—	—	35,943	—	35,943
Accretion of preferred dividends	—	645	—	—	—	(645)	(645)
Stockholder settlement	—	—	710	7	10,570	—	10,577
Preferred stock conversion	(19,778)	(27,707)	44,805	448	(448)	—	—
Exercise of options	—	—	948	10	334	—	344
Excess tax benefit of option exercises	—	—	—	—	5,454	—	5,454
Stock issued under employee stock purchase plan	—	—	42	1	615	—	616
Exercise of warrants	—	—	926	9	993	—	1,002
Stock issued in initial public offering, net of issuance costs of $8.6 million	—	—	3,500	35	28,069	—	28,104
Net Income	—	—	—	—	—	47,105	47,105

Balance at December 31, 2009	—	$—	54,266	$543	$83,233	$50,833	$134,609

The accompanying notes are an integral part of these consolidated financial statements.

Bridgepoint Education, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$47,105	$26,431	$3,287
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	23,205	13,431	4,082
Depreciation and amortization	5,890	2,452	1,236
Amortization of premium/discount	(66)	—	—
Deferred income taxes	(12,418)	(5,658)	—
Stock-based compensation	35,943	1,827	106
Excess tax benefit of option exercises	(5,454)	—	—
Stockholder settlement (non-cash portion)	10,577	—	—
Gain on disposal of fixed assets	38	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(37,491)	(27,747)	(13,563)
Prepaid expenses and other current assets	(2,520)	(6,306)	(187)
Loans receivable	—	277	—
Other assets	(2,384)	(471)	(150)
Accounts payable and accrued liabilities	10,906	11,525	4,407
Deferred revenue and student deposits	54,327	50,608	11,270
U.S. governmental refundable loan funds	—	(221)	—
Other liabilities	2,917	2,206	(121)
Uncertain tax positions	1,152	2,394	—

Net cash provided by operating activities	131,727	70,748	10,367
Cash flows from investing activities
Capital expenditures	(24,249)	(15,884)	(3,571)
Purchase of marketable securities	(44,922)	—	—
Restricted cash	641	(666)	—
Acquisitions, net of cash acquired	(1,500)	—	635

Net cash used in investing activities	(70,030)	(16,550)	(2,936)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs of $8.6 million	28,104	—	—
Proceeds from the exercise of stock options	344	—	12
Excess tax benefit of option exercises	5,454	—	—
Proceeds from issuance of stock under employee stock purchase plan	616	—	—
Proceeds from exercise of warrants	1,002	—	—
Payments on leases payable	(197)	(175)	(170)
Payments on conversion of preferred stock	(27,707)	—	—
Net borrowings on line of credit	—	—	414
Payments on notes payable	(234)	(4,891)	(390)

Net cash provided by (used in) financing activities	7,382	(5,066)	(134)

Net increase in cash and cash equivalents	69,079	49,132	7,297
Cash and cash equivalents at beginning of period	56,483	7,351	54

Cash and cash equivalents at end of period	$125,562	$56,483	$7,351

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$201	$240	$544

Income taxes	$38,457	$10,704	$—

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment through capital lease obligations	$381	$77	$1,580

Non-cash purchases of property and equipment	$749	$965	$361

The accompanying notes are an integral part of these consolidated financial statements.

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of Bridgepoint Education, Inc. and its wholly-owned subsidiaries. The results of operations for the years ended December 31, 2009, 2008 and 2007 include the results of operations of Ashford University and the results of operations of the University of the Rockies commencing on September 13, 2007. Intercompany transactions have been eliminated in consolidation.

Accounting Standards Codification Transitional References

        In June 2009, the Financial Accounting Standards Board ("FASB") unanimously voted that the FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental accounting principles generally accepted in the United States of America ("GAAP"). Other than resolving certain minor inconsistencies in GAAP, the Codification does not change GAAP, but is intended to make it easier to find and research GAAP applicable to a particular transaction or specific accounting issue. The Codification is a new structure which takes accounting pronouncements and organizes them into 90 accounting topics.

        Within the Company's financial statements, certain previous references to Statements of Financial Accounting Standards ("SFAS"), FASB Staff Position ("FSP"), Emerging Issues Task Force ("EITF"), FASB Interpretation ("FIN"), Staff Accounting Bulletin ("SAB") and Accounting Principles Board ("APB") Opinions, have been eliminated in accordance with the Accounting Standards Codification ("ASC"). Although the references have been eliminated, the Company has not changed any of its accounting policies as a result of the Codification.

Reverse Stock Split

        On March 31, 2009, the Company's board of directors approved a 1-for-4.5 reverse stock split of the Company's common stock, par value $0.01 per share, which was effective as of that date. As a result of the reverse stock split, every 4.5 shares of the Company's common stock were combined into

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

one share of common stock and any fractional shares created by the reverse stock split were rounded down to the nearest whole share. The Company did not reduce the number of shares it is authorized to issue or change the par value of the common stock. The reverse stock split affected all shares of the Company's common stock, as well as options and warrants to purchase shares of the Company's common stock, that were outstanding immediately prior to the effective date of the reverse stock split. Common stock, additional paid-in capital, retained earnings (accumulated deficit) and share and per share data for prior periods have been retroactively restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company invests cash in excess of current operating requirements in short term certificates of deposit and money market accounts. The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

        The Company had $25,000 and $0.7 million in restricted cash as of December 31, 2009 and 2008, respectively. The amount at December 31, 2008, primarily related to the letter of credit issued on behalf of the University of the Rockies, which was released during the third quarter of 2009. The amount at December 31, 2009, related to a certificate of deposit pledged to the state of Washington.

Marketable Securities

        As of December 31, 2009, the Company maintained $45.0 million in marketable securities which consisted of commercial paper, certificates of deposit and municipal bonds. These securities are stated at fair market value using recently quoted market prices. The Company's investments are denominated in U.S. dollars, investment grade and highly liquid. The Company's investments are comprised solely of short-term securities with maturities of less than one year.

        The Company has classified its marketable securities as available-for-sale and considers as current assets those investments which will mature or are likely to be sold in less than one year. At December 31, 2009, the fair value of the investments approximated the historical cost.

        The Company regularly monitors and evaluates the realizable value of its marketable securities. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company would record a charge to other income (expense), net, in the consolidated statement of operations.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable consists of student accounts receivable, which represent amounts due for tuition, technology fees and other fees from currently enrolled and former students. Students generally

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

fund their education through grants and/or loans under various Title IV programs, tuition assistance from their military and corporate employers or personal funds. Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is estimated by management based on (i) an assessment of individual accounts receivable over a specific aging and amount (and all other balances on a pooled basis based on historical collection experience), (ii) consideration of the nature of the receivable accounts and (iii) potential changes in the economic environment. The provision for bad debts is recorded within the instructional costs and services line in the consolidated statements of operations.

Property and Equipment

        Property and equipment are recognized at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the related assets as follows:

Buildings	39 years
Furniture, office equipment and software	3 - 7 years
Vehicles	5 years

        Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation is removed and a gain or loss is recorded in the consolidated statements of operations. Repairs and maintenance costs are expensed in the period incurred.

Leases

        Leases are evaluated and classified as operating or capital leases for financial reporting purposes. Leased property and equipment meeting certain criteria are capitalized, and the present value of the related lease payments is recognized as a liability on the consolidated balance sheets. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease or the life of the related asset, whichever is shorter.

        If the Company receives tenant allowances from the lessor for certain improvements made to the leased property, these allowances are capitalized as leasehold improvements and a long-term liability is established. The leasehold improvements and the long-term liability are amortized on a straight-line basis over the corresponding lease term. The Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability.

Goodwill and Other Intangible Assets

        The Company tests goodwill and indefinite-lived intangible assets for impairment annually, in the fourth quarter of each fiscal year, or more frequently if events and circumstances warrant. There have been no impairment losses recorded by the Company to date. The Company's assessment of goodwill during the fourth quarter of fiscal 2009 indicated that the fair value of each of the Company's reporting units was substantially in excess of the carrying values and therefore goodwill was not impaired.

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In evaluating the impairment of goodwill and indefinite-lived intangible assets, such assets are allocated to the carrying value of each of reporting unit. Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Impairment of Long-Lived Assets

        The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds fair value and is recorded as a reduction in the carrying value of the related asset and an expense to operating results. There have been no impairment losses recognized by the Company for any periods presented.

Fair Value Measurements

        The carrying value of the Company's financial instruments approximates fair value due to the relative short-term nature of these instruments. The Company's financial instruments include cash, cash equivalents, accounts payable and accrued liabilities and amounts borrowed under the Company's revolving credit facility.

        The Company uses the three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either observable directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        The following table summarizes the fair value information of marketable securities at December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$25,000	$—	$25,000
Commercial paper	—	5,035	—	5,035
Municipal bonds	—	14,953	—	14,953

Total	$—	$44,988	$—	$44,988

Revenue and Deferred Revenue

        The Company's revenue consists of tuition, technology fees and other miscellaneous fees.

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Tuition revenue is deferred and recognized on a straight-line basis over the applicable period of instruction net of scholarships and expected refunds. The Company's online students generally enroll in a program that encompasses a series of five to six week courses which are taken consecutively over the length of the program, and the Company's ground students enroll in a program that encompasses a series of nine-week or 16-week courses. Online students are billed on a course-by-course basis when the student first attends a class. Ground students are billed at the beginning of each term.

        If a student's attendance in a class precedes the receipt of cash from the student's source of funding, the Company establishes an account receivable and corresponding deferred revenue in the amount of the tuition due for that class. Cash received either directly from the student or from the student's source of funding reduces the balance of accounts receivable due from the student. The Company's universities bill enrolled online students for tuition on a course by course basis as they initiate attendance in each course. Financial aid from sources such as the federal government's Title IV programs pertains to the online student's award year and is generally divided into two disbursement periods. As such, each disbursement period may contain funding for up to four courses. Financial aid disbursements are typically received during the online student's attendance in the first or second course. Since the majority of disbursements cover more courses than have been billed, the amount received in excess of billings effectively represents a prepayment from the online student for up to four courses. Cash received either directly from the student or from the student's source of funding that is in excess of amounts billed is recorded as a student deposit and applied to future classes and recognized as revenue when earned. The balance of student deposits as of December 31, 2009 and 2008, was $96.9 million and $54.6 million, respectively.

        The Company records a provision for expected refunds and reduces revenue for the amount that is expected to be subsequently refunded. Provisions for expected refunds have not been material to any period presented. If a student withdraws from a program prior to a specified date, a portion of such student's tuition is refunded.

        Technology fees are one-time start up fees charged to each new online student. Technology fee revenue is recognized ratably over the average expected term of a student. Other miscellaneous fees include license fees and fees for textbooks and other services, such as commencements, and are recognized upon delivery of the goods or when the related service is performed.

Income Taxes

        The Company accounts for its income taxes using the liability method whereby deferred tax assets and liabilities are determined based on temporary differences between the bases used for financial reporting and income tax reporting purposes. Deferred income taxes are provided based on the enacted tax rates expected to be in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize those tax assets through future operations.

        The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained.

Stock-Based Compensation

        Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the vesting period. The Company estimates the fair value of stock options on the grant date using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

        The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates option forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company's board of directors grants options with an exercise price that equals or exceeds the closing price of the Company's common stock, as reported by the NYSE, on the date of grant.

        Stock-based compensation expense for options is recorded in the consolidated statement of operations, net of estimated forfeitures, using the graded vesting method over the requisite service period. Stock-based compensation expense totaled $35.9 million, $1.8 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Comprehensive Income

        There are no comprehensive income items other than net income. Comprehensive income equals net income for all of the periods presented.

Instructional Costs and Services

        Instructional costs and services consist primarily of costs related to the administration and delivery of the Company's educational programs. This expense category includes compensation for faculty and administrative personnel, costs associated with online faculty, curriculum and new program development costs, bad debt expense, financial aid processing costs, technology license costs and costs associated with other support groups that provide services directly to the students. Instructional costs and services also include an allocation of facility and depreciation costs.

Advertising Costs

        Advertising costs include compensation of personnel engaged in marketing and recruitment, as well as costs associated with purchasing leads and producing marketing materials. The Company's advertising costs are generally affected by the cost of advertising media and leads, the efficiency of its marketing and recruiting efforts, compensation for its enrollment personnel and expenditures on advertising initiatives for new and existing academic programs. Advertising costs also include an allocation of facility and depreciation costs.

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Advertising costs, consisting of marketing leads, events and promotional materials, are expensed as incurred. Advertising costs were $39.1 million, $26.9 million and $15.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

General and Administrative

        General and administrative expenses include compensation of employees engaged in corporate management, finance, human resources, information technology, compliance and other corporate functions. General and administrative expenses also include professional services fees, travel and entertainment expenses and an allocation of facility and depreciation costs.

Earnings Per Share

        Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period using the two-class method. Under the two-class method, net income is allocated between common shares and other participating securities based on their participating rights. Diluted earnings per common share is calculated by dividing net income available to common stockholders by the sum of (i) weighted average number of common and (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive. The numerator of diluted earnings per share is calculated by starting with income allocated to common shares under the two-class method and adding back income attributable to shares of redeemable convertible preferred stock to the extent such shares are dilutive. Potential common shares consist of incremental shares of common stock issuable upon the exercise of the stock options and warrants and upon conversion of preferred stock.

Segment Information

        The Company operates in one reportable segment as a single educational delivery operation using a core infrastructure that serves the curriculum and educational delivery needs of both its ground and online students regardless of geography. The Company's chief operating decision maker, its CEO and President, manages the Company's operations as a whole, and no revenue, expense or operating income information is evaluated by the chief operating decision maker on any component level.

Subsequent Events

        The Company evaluated subsequent events through the date on which the Company's Annual Report on Form 10-K for the year ended December 31, 2009, was filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

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

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

        In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-01 which amends ASC Topic 505, Equity. The update clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. ASU 2010-01 is effective for interim or annual periods ending on or after December 15, 2009, and is applied on a retrospective basis. The Company adopted ASU 2010-01 and such adoption did not have a material impact on its consolidated financial statements.

3. Accounts Receivable, Net

        Accounts receivable, net, consists of the following (in thousands):

	As of December 31,
	2009	2008
Accounts receivable	$59,403	$47,192
Less allowance for doubtful accounts	16,171	18,246

Accounts receivable, net	$43,232	$28,946

4. Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets, consist of the following (in thousands):

	As of December 31,
	2009	2008
Prepaid expenses	$2,723	$3,407
Prepaid licenses	3,588	1,798
Income tax receivable	—	1,118
Prepaid insurance	1,646	73
Other current assets	1,624	665

Total prepaid and other current assets	$9,581	$7,061

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

5. Property and Equipment, Net

        Property and equipment, net, consist of the following (in thousands):

	As of December 31,
	2009	2008
Land	$2,864	$327
Buildings	8,610	6,109
Furniture, office equipment and software	34,510	17,420
Leasehold improvements	11,615	8,819
Vehicles	66	43

Total depreciable property and equipment	57,665	32,718
Less accumulated depreciation and amortization	(10,303)	(5,003)

Property and equipment, net	$47,362	$27,715

        Depreciation and amortization expense associated with property and equipment, including assets under capital lease, totaled $5.7 million, $2.5 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

6. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2009	2008
Accrued salaries and wages	$7,953	$3,813
Accrued bonus	4,466	3,182
Accrued vacation	2,549	1,342
Accrued expenses	8,239	8,206
Accrued income taxes payable	1,372	—

Total accrued liabilities	$24,579	$16,543

7. Notes Payable and Long-Term Debt

        In April 2004, the Company entered into a senior secured credit agreement ("Credit Agreement") with Comerica Bank (the "Bank"). The Credit Agreement provides for a revolving credit facility ("Revolving Credit Facility") which included a letter of credit sub-limit ("LC Sub-limit"). The Credit Agreement also provided for an equipment line of credit ("Equipment Line") and a term loan facility ("Term Loan"), and also allowed the Company to borrow subordinated debt from Warburg Pincus, the Company's majority stockholder.

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

7. Notes Payable and Long-Term Debt (Continued)

        In October 2008, the Credit Agreement was amended to (i) increase the maximum available borrowing capacity to $15.0 million, (ii) increase the maximum available borrowing capacity under the Revolving Credit Facility to $15.0 million, (iii) increase the LC Sub-limit to $14.2 million and (iv) extend the maturity date to October 31, 2009. In May 2009, the Credit Agreement was amended again to increase the LC Sub-limit to $15.0 million, retroactively to January 1, 2009. In October 2009, the Credit Agreement was amended again to extend the maturity date to December 31, 2009. In December 2009, the Credit Agreement was amended again to extend the maturity date to January 31, 2010.

        As of December 31, 2009 and 2008, the Company had no borrowings outstanding under the Revolving Credit Facility. The Company used the availability under its Revolving Credit Facility to issue letters of credit aggregating $7.2 million and $14.9 million as of December 31, 2009 and 2008, respectively.

        As of December 31, 2009 and 2008, the Company had no borrowings outstanding under the Equipment Line or the Term Loan.

        Under the Credit Agreement, the Company was subject to certain limitations including limitations on its ability to incur additional debt, make certain investments or acquisitions and enter into certain merger and consolidation transactions, among other restrictions. The Credit Agreement also contained a material adverse change clause, and we were required to maintain compliance with a minimum tangible net worth financial covenant. As of December 31, 2009 and 2008, the Company was in compliance with all financial covenants in the Credit Agreement. If we failed to comply with any of the covenants or experienced a material adverse change, the lenders could have elected to prevent us from borrowing or issuing letters of credit and declared the indebtedness to be immediately due and payable.

        As security for the letter of credit facility under the Credit Agreement, the Company was obligated to maintain an amount equal to the aggregate face amount of all issued and outstanding letters of credit in compensating balances in deposit with the Bank, which amounted to $7.2 million at December 31, 2009. Because the compensating balance was not restricted as to withdrawal, it was not classified as restricted cash in our consolidated balance sheets. If the cash amount maintained with the Bank dropped below the aggregate amount of all issued and outstanding letters of credit, the difference would have been treated as a borrowing under the Revolving Credit Facility with assessed interest.

        In January 2010, the Company entered into a $50 million revolving line of credit with the Bank and the Credit Agreement was terminated upon the effectiveness of the new agreement. See Note 21, "Subsequent Events" for additional details on the new agreement with Comerica Bank.

        As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. In May 2009, the Company entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of December 31, 2009, the total available surety bond facility was $1.5 million and the Company had issued surety bonds totaling $0.9 million.

        On September 13, 2007, in connection with the acquisition of the Colorado School of Professional Psychology, the Company entered into a non-interest bearing note payable agreement. The agreement provided for a note payable to the sellers in a principal amount of $0.9 million. In addition, the agreement allowed for an adjustment to the consideration paid based upon a projected cash flow shortfall on a dollar for dollar basis from the date of purchase through December 31, 2007. A cash

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

7. Notes Payable and Long-Term Debt (Continued)

shortfall was experienced of $0.6 million and the purchase price and resulting note were adjusted to $0.3 million. The note was to be paid monthly in equal installments over a four-year term. During the year ended December 31, 2009, the Company paid off the loan in full.

8. Lease Obligations

        The Company leases certain office facilities and office equipment under non-cancelable operating lease arrangements that expire at various dates through July 2018. The office leases contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $20.6 million, $6.1 million and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        The following table summarizes the appropriate future minimum rental payments under non-cancelable operating lease arrangements in effect at December 31, 2009 (in thousands):

Year Ending December 31,
2010	$21,948
2011	22,478
2012	24,255
2013	26,013
2014	26,561
Thereafter	118,868

Total minimum payments	240,123

        The Company has also financed office equipment under capital leases expiring in various years through 2014. The assets are included in property and equipment and totaled $1.0 million and $0.6 million as of December 31, 2009 and 2008, respectively. Accumulated depreciation on these assets totaled $0.2 million and $0.2 million at December 31, 2009 and 2008, respectively.

        Future minimum lease payments under capital leases at December 31, 2009 are as follows (in thousands):

Year Ending December 31,
2010	$217
2011	187
2012	160
2013	93
2014	47
Thereafter	—

Total minimum payments	704
Less: Amount representing interest	(69)

Present value of minimum lease payments	$635

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

9. Earnings Per Share

        Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period using the two-class method. Under the two-class method, net income is allocated between common shares and other participating securities based on their participating rights.

        Diluted earnings per common share is calculated by dividing net income available to common stockholders by the sum of (i) weighted average number of common shares and (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive. Potentially dilutive securities may include options, warrants and shares of redeemable convertible preferred stock. The numerator of diluted earnings per common share is calculated by starting with income allocated to common shares under the two-class method and adding back income attributable to shares of redeemable convertible preferred stock to the extent such an adjustment would be dilutive. Potentially dilutive common shares for the years ended December 31, 2009, 2008 and 2007 consisted of incremental shares of common stock issuable (i) upon the exercise of options and warrants and (ii) upon the conversion of shares of redeemable convertible preferred stock through the closing of the Company's initial public offering.

        The following table sets forth the computation of the basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007
Numerator:
Net income	$47,105	$26,431	$3,287
Effect of accretion of preferred dividends	(645)	(2,006)	(1,856)

Net income available to common stockholders	$46,460	$24,425	$1,431

Denominator:
Weighted average common shares outstanding	39,349	3,335	3,311
Effect of dilutive options	5,119	3,283	1,135
Effect of dilutive warrants	713	1,139	—

Diluted weighted average common shares outstanding	45,181	7,757	4,446

Earnings per common share:
Basic	$0.85	$0.38	$0.01

Diluted	$0.74	$0.16	$0.01

        The computation of dilutive common shares outstanding excludes the following securities:

(a)
Redeemable convertible preferred stock:

        For the periods indicated, the computation of dilutive common shares outstanding excludes the common shares that were issuable upon the optional conversion of the redeemable convertible preferred stock (including any common shares that were issuable, at the election of the holder, in

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

9. Earnings Per Share (Continued)

payment of the accreted value of the redeemable convertible preferred stock) because the effect of applying the if-converted method would be anti-dilutive.

	Year Ended December 31,
(in thousands)	2009	2008	2007
Redeemable convertible preferred stock	15,373	60,446	98,272
(b)
Options and warrants:

        For the periods indicated, the computation of dilutive common shares outstanding excludes certain stock options and warrants to purchase shares of common stock for the periods indicated because their effect was anti-dilutive.

	Year Ended December 31,
(in thousands)	2009	2008	2007
Options	11	—	—
Warrants	—	39	1,578

        The Company calculated basic earnings per common share using the two-class method to reflect the participation rights of each class and series of stock. Basic net income is computed for common stock outstanding during the period by dividing net income allocated to the participation rights of each class by the weighted average number of common shares outstanding during the period.

        The following presents the net income allocated to each class of capital stock in the calculation of basic earnings per common share for the years ended December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Net income attributable to common stock	$46,460	$24,425
Income allocated to redeemable convertible preferred stock	645	2,006

Net income	$47,105	$26,431

	December 31, 2009
	Weighted Avg Shares	Income Allocation
Common stock	39,349	$33,408
Redeemable convertible preferred stock	15,373	13,052

Total		$46,460

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

9. Earnings Per Share (Continued)

	December 31, 2008
	Weighted Avg Shares	Income Allocation
Common stock	3,335	$1,276
Redeemable convertible preferred stock	60,446	23,149

Total		$24,425

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

        The denominator of diluted earnings per common share includes the incremental potential common shares issuable upon the following events, to the extent the effect was dilutive:

  (i)
  Exercise of stock options and warrants;

  (ii)
  Through the closing of the Company's initial public offering, the optional conversion of all outstanding shares of redeemable convertible preferred stock, with each share of redeemable convertible preferred stock being converted into 2.265380093 shares of common stock; and

  (iii)
  Through the closing of the Company's initial public offering, the issuance of shares of common stock at fair value in payment of the accreted value of the redeemable convertible preferred stock to the holders of redeemable convertible preferred stock.

10. Redeemable Convertible Preferred Stock

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

        The redeemable convertible preferred stock ranked senior to all common stock. The holders of redeemable convertible preferred stock were not entitled to any dividends except if the Company declared, set aside or paid any dividend on the common stock (other than dividends payable solely in additional shares of common stock), in which case holders of the redeemable convertible preferred stock could participate in any such dividends on a per share as-converted basis. Such dividends were payable when and as declared by the Company's board of directors. No preferred stock dividends were declared during the year ended December 31, 2009. See "Preferred Dividends" below for payments upon liquidation, dissolution or winding up of the Company and payments upon optional conversion.

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

10. Redeemable Convertible Preferred Stock (Continued)

        Each issued and outstanding share of redeemable convertible preferred stock was entitled to the number of votes equal to the number of shares of common stock into which it convertible with respect to matters presented to the stockholders of the Company for their action or consideration.

Optional Conversion Feature

        Each share of redeemable convertible preferred stock was convertible, at the option of the holder, at any time, into 2.265380093 shares of common stock. As of December 31, 2009, there were no outstanding shares of redeemable convertible preferred stock. At December 31, 2008, 44.8 million shares of common stock were issuable upon the optional conversion of all outstanding shares of redeemable convertible preferred stock.

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

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

10. Redeemable Convertible Preferred Stock (Continued)

        With respect to the payment of amounts described in the preceding paragraph, each of the following events was deemed to be a "liquidation, dissolution or winding up" of the Company: (i) the consolidation with or into another corporation in which the stockholders of record of the Company owned less than 50% of the voting securities of the surviving corporation; (ii) the sale of substantially all the assets of the Company; (iii) the sale of securities of the Company representing more than 50% of the voting securities (other than a qualified public offering); and (iv) a sale to Warburg Pincus or the successors or assigns of Warburg Pincus.

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

11. Stock-Based Compensation

        In March 2009, the Company adopted its 2009 Stock Incentive Plan ("2009 Plan") pursuant to which it may award stock options and other stock-based awards to qualified recipients. The compensation committee of the Company's board of directors determines eligibility, vesting schedules and exercise prices for awards granted under the 2009 Plan. Subject to certain adjustments in the event of a change in capitalization or similar transaction, the Company may issue a maximum of 5,000,000 shares of its common stock under the 2009 Plan, subject to automatic increase, without the need for further approval by the Company's board of directors and stockholders, on January 1, 2010 and on each subsequent January 1 through and including January 1, 2019, by a number of shares equal to the lesser of (i) 2% of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 1,300,000 shares or (iii) an amount determined by the Company's board of directors. Unless terminated earlier, the 2009 Plan will terminate on March 3, 2019. All options granted in 2009 were pursuant to the 2009 Plan. On January 1, 2010, the number of shares authorized under the 2009 Plan automatically increased by 1,085,329 shares of common stock.

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

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

        The following table presents a summary of the stock option activity in 2008 and 2009 (in thousands, except for exercise prices and contractual terms):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2007	8,834	$0.37
Granted	—	$—
Exercised	—	$—
Forfeitures	(6)	$0.59

Balance at December 31, 2008	8,828	$0.37	6.33	$122,220

Granted	2,814	$10.64
Exercised	(948)	$0.36
Forfeitures	(121)	$4.35

Balance at December 31, 2009	10,573	$3.06	6.84	$126,590

Vested and expected to vest at December 31, 2009	10,438	$2.98	6.81	$125,855

Exercisable at December 31, 2009	7,243	$0.36	5.84	$106,191

        The Company recorded $35.9 million, $1.8 million and $0.1 million of compensation expense related to stock options and the modification of stock options (see "Acceleration of Exit Options" below) for the years ended December 31, 2009, 2008 and 2007, respectively. The related income tax benefit was $14.2 million, $0.7 million and $40,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

        As of December 31, 2009, there was $8.7 million of unrecognized compensation costs related to time vested options. As of December 31, 2009, there was $65,000 of unrecognized compensation costs related to performance vested options.

        The Company records stock-based compensation expense over the vesting term using the graded-vesting method. At December 31, 2009, the unrecognized compensation costs of stock-based awards are expected to be recognized over a weighted average period of 1.5 years.

        The Company has reserved 13.9 million shares of common stock for the exercise of existing stock options and stock options available for grant as of December 31, 2009. Shares issued from option exercises are drawn from the authorized but unissued shares of common stock. During the year ended December 31, 2009, 0.9 million stock options were exercised, with an intrinsic value of $14.7 million. The actual tax benefit realized from these exercises was $5.8 million. No options issued by the Company have expired.

        The fair value of each option award granted during the years ended December 31, 2009, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option pricing model. The Company's determination of the fair value of share-based awards is affected by the Company's common stock price

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

as well as assumptions regarding a number of highly complex and subjective variables. Below is a summary of the assumptions used for the options granted in the years indicated:

	2009	2008	2007
Weighted average exercise price per share	$10.64	$—	$0.59
Risk-free interest rate	1.9%	—	3.6%
Expected dividend yield	—	—	—
Expected volatility	48.0%	—	40.7%
Expected life (in years)	6.25	—	6.1
Forfeiture rate	3.0%	3.0%	3.0%
Weighted average grant date fair value per share	$5.14	$—	$0.23

        The risk-free interest rate is based on the currently available rate on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option converted into a continuously compounded rate. Based on the lack of sufficient historical data regarding the volatility of the Company's stock price, expected volatility is based on the volatility of publicly-traded securities of a peer group of comparable companies in the Company's industry. In evaluating comparability, the Company considered factors such as industry, stage of life cycle and size. Based on the lack of historical data, the expected life of the Company's options is calculated using the simplified method, which is the mid-point between the vesting term of the options and the contractual term. The dividend yield reflects the fact that the Company has never declared or paid any cash dividends and does not currently anticipate paying cash dividends in the future.

Acceleration of Exit Options

        On March 28, 2009, the Company's board of directors amended the exit vested options ("exit options") for certain members of the Company's management team (10 individuals) to add an additional vesting condition so that the number of shares underlying the options that would not have vested upon the closing of the Company's initial public offering, under the original terms of the options, would vest in full upon the closing of such offering. This additional vesting condition constituted a modification. Accordingly, to the extent the exit option vested under the original vesting conditions, the original grant date fair value was recorded on the vesting date; and to the extent each exit option vested under the additional vesting condition, the modification date fair value was recorded on the vesting date.

        The compensation expense that was recorded for the exit options during the second quarter of 2009 was $30.4 million in the aggregate ($0.1 million related to the portion of the exit options vesting under the original vesting conditions and $30.3 million related to the portion of the exit options vesting under the additional vesting condition), which was based upon the sale by Warburg Pincus of 20.8% of its ownership of the Company's common stock (as-converted) in the Company's initial public offering. The incremental compensation cost resulting from the modification was $30.0 million. The compensation expense was calculated using the Black-Scholes option pricing model, including a fair value of common stock of $14.91, an exercise price of either $0.07 or $0.13 based on the respective exit options, an estimated life of three years, a zero dividend yield, volatility of 65% and a risk free interest rate of 1.28%. This compensation expense was recorded in accordance with where the related optionee's regular compensation is recorded.

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements

11. Stock-Based Compensation (Continued)

Award Modification

        As discussed in Note 15, "Related Party Transactions," Ryan Craig, a director of the Company, entered into an agreement with Warburg Pincus in August 2004 to serve on the Company's board of directors and to serve as a consultant in 2004 to the Company on behalf of Warburg Pincus. Under this agreement, Mr. Craig was to receive a portion of the proceeds from Warburg Pincus upon a liquidity event in an amount to be determined based on proceeds to Warburg Pincus from their holdings of the Company's common and preferred stock. This agreement was superseded by a new arrangement in December 2008 under which Mr. Craig received 112,076 shares of the Company's common stock from Warburg Pincus in January 2009. Under the new arrangement, Mr. Craig will receive no further cash payment upon a liquidity event. Because the consideration to be received by Mr. Craig is based on the fair value of the Company's stock and was earned by providing services to the Company, the Company has recognized the transaction as stock-based compensation expense and a capital contribution from Warburg Pincus. The new arrangement in December 2008 was accounted for as an improbable-to-probable modification of vesting conditions. The incremental stock-based compensation expense resulting from the modification, based on the fair value of the Company's common stock at December 31, 2008, was $1.6 million. As the award was for past services, the stock-based compensation expense was recorded at the time of the modification in December 2008.

12. Warrants

        The Company has issued warrants to purchase common stock to various employees, consultants, licensors and lenders. Each warrant represents the right to purchase one share of common stock. No warrants were issued during the year ended December 31, 2009.

        During the year ended December 31, 2009, 1.0 million warrants to purchase shares of common stock were exercised. As of December 31, 2009 and 2008, all outstanding warrants were exercisable. The following table summarizes information with respect to all warrants outstanding as of December 31, 2009 and 2008 (in thousands, except exercise prices):

Exercise Price	December 31, 2009	December 31, 2008	Expiration Date
$1.125	75	739	2013
$2.250	140	289	2013
$2.835	172	305	2013
$2.925	19	39	2013
$4.500	167	167	2013
$9.000	39	39	2013

Total	612	1,578

13. Income Taxes

        The Company uses the asset and liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in tax and deductions in future years.

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

        The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$38,771	$9,837	$123
State	8,782	2,892	41

	47,553	12,729	164

Deferred:
Federal	(9,532)	(4,292)	—
State	(2,886)	(1,366)	—

	(12,418)	(5,658)	—

Total	$35,135	$7,071	$164

        There were no deferred items in income tax expense for the year ended December 31, 2007.

        Deferred tax assets and liabilities are comprised of the following (in thousands):

	As of December 31,
	2009	2008	2007
Deferred tax assets:
Net operating loss	$811	$838	$5,072
Fixed assets	61	—	225
Bad debt	769	2,943	616
Vacation accrual	1,019	527	230
Stock-based compensation	14,099	879	172
Deferred rent	2,727	1,263	804
State tax	2,425	904	—
Tax credits	7	8	150
Other	345	3	14

Total deferred tax assets	22,263	7,365	7,283
Valuation allowance	—	—	(7,283)

Net deferred tax assets	22,263	7,365	—

Deferred tax liabilities:
Fixed assets and intangibles	(4,745)	(2,265)	(556)

Total net deferred tax assets	$17,518	$5,100	$(556)

        The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. At December 31, 2007, principally because of the lack of consistent earnings history, the Company had concluded that it was more-likely-than-not that its net deferred tax assets would not be realized. However, based upon the earnings results at March 31, 2008, as well as

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

the projected income for the remainder of 2008 and 2009, the Company concluded that it was more-likely-than-not that its net deferred tax assets would be realized. Accordingly, the total valuation allowance of $7.3 million at December 31, 2007 was fully reversed by December 31, 2008, primarily as a reduction to income tax expense.

        At December 31, 2009, the Company had federal net operating loss carry forwards of $0.9 million and state net operating loss carry forwards of $8.4 million, which are available to offset future taxable income. The federal net operating loss carry forwards will begin to expire in 2022. The state net operating loss carry forwards will begin to expire in 2016. During 2008, the state of California enacted legislation which limits the use of operating loss and tax credit carryforwards to offset income for years 2008 and 2009.

        Pursuant to Internal Code Section 382, use of the net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has performed a Section 382 analysis through December 31, 2009, and has determined that there is no material effect on the net operating loss carryforwards.

        A reconciliation of the income tax expense computed using the U.S. federal statutory tax rate (35%, 35% and 34% for the years ended December 31, 2009, 2008 and 2007, respectively) and the Company's provision for income taxes follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Computed expected federal tax expense	$28,784	$11,725	$1,174
State taxes, net of federal benefit	3,117	1,441	184
Permanent differences	439	121	149
Uncertain tax positions	2,660	362	—
Other	135	150	(24)
Valuation allowance	—	(6,728)	(1,319)

Income tax expense	$35,135	$7,071	$164

        The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with the taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained.

        The accrual for uncertain tax positions can result in a difference between the estimated benefit recorded in the Company's financial statements and the benefit taken or expected to be taken in the Company's income tax returns. This difference is generally referred to as an "unrecognized tax benefit."

        The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

had no material additions to its accrual for uncertain tax positions as of January 1, 2008, when it became subject to the rules related to accounting for uncertain tax positions.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at January 1, 2008	$—
Gross increases—tax positions in prior period	—
Gross decreases—tax positions in prior period	—
Gross increases—current period tax positions	2,743
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits at December 31, 2008	2,743
Gross increases—tax positions in prior period	—
Gross decreases—tax positions in prior period	(2,212)
Gross increases—current period tax positions	3,242
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits at December 31, 2009	$3,773

        Included in the amount of unrecognized tax benefits at December 31, 2009 and 2008, is $3.0 million and $0.3 million, respectively, of tax benefits that, if recognized, would affect the Company's effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2009, is $0.8 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets. These amounts represent positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest, the disallowance of the shorter deductibility period would not affect the effective income tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

        The Company recognizes interest related to uncertain tax positions in income tax expense. As of December 31, 2009, and December 31, 2008, the Company had approximately $0.2 million and $0.2 million of accrued interest, before any tax benefit, related to uncertain tax positions, respectively.

        The tax years 2003-2009 remains open to examination by major taxing jurisdictions to which the Company is subject. The Company does not expect significant increases or decreases in unrecognized tax benefits for uncertain positions taken in previous years within the next twelve months.

        The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

14. Regulatory

        The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act and the regulations promulgated thereunder by the U.S. Department of Education subject the Company to significant regulatory scrutiny on the

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

14. Regulatory (Continued)

basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the Higher Education Act.

        To participate in Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is physically located, accredited by an accrediting agency recognized by the U.S. Department of Education and certified as eligible by the U.S. Department of Education. The U.S. Department of Education will certify an institution to participate in Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the U.S. Department of Education's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the U.S. Department of Education on an ongoing basis. As of December 31, 2009 and 2008, management believes the Company is in compliance with the applicable regulations in all material respects.

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

Student Default Rate

        For each federal fiscal year, the U.S. Department of Education calculates a rate of student defaults for each educational institution which is known as a "cohort default rate." An institution may lose its eligibility to participate in some or all Title IV programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the U.S. Department of Education. Ashford University's cohort default rates for the 2007, 2006 and 2005 federal fiscal years, were 13.3%, 4.1% and 4.1%, respectively. The cohort default rates for the University of the Rockies for the 2007, 2006 and 2005 federal fiscal years, were 0.0%, 0.0% and 0.0%, respectively.

        The August 2008 reauthorization of the Higher Education Act includes significant revisions to the requirements concerning cohort default rates. Under the revised law, the period for which students' defaults on their loans are included in the calculation of an institution's cohort default rate has been extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change was effective with the calculation of institutions' cohort default rates for the federal fiscal year ending September 30, 2009, which rates are expected to be calculated and issued by the U.S. Department of Education in 2012. The U.S. Department of Education will not impose sanctions based on rates calculated under this new methodology until three consecutive years of rates have been calculated, which is expected to occur in 2014. Until that time, the U.S. Department of Education will continue to calculate rates under the old calculation method and impose sanctions based on those rates. The revised law also increases the threshold for ending an institution's participation in the relevant Title IV programs from 25% to 30%, effective for final three-year cohort default rates

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

14. Regulatory (Continued)

published on or after the 2012 federal fiscal year. Ineligibility to participate in Title IV programs would have a material adverse effect on the Company's enrollments, revenue and results of operations.

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

        Based on the financial statements for the fiscal year ended December 31, 2007, Ashford University and the University of the Rockies did not satisfy the composite score requirement of the financial responsibility test. As a result, (i) Ashford University posted a letter of credit in favor of the U.S. Department of Education in the amount of $12.1 million, which was scheduled to remain in effect through September 30, 2009, and (ii) the University of the Rockies posted a letter of credit in favor of the U.S. Department of Education in the amount of $0.7 million, which was scheduled to remain in effect through June 30, 2009. In July 2009, the U.S. Department of Education notified us that the University of the Rockies received a composite score of 1.7 for the fiscal year ended December 31, 2008, and the University of the Rockies was released from the requirement to post a letter of credit. In August 2009, the U.S. Department of Education notified us that Ashford University received a composite score of 1.6 for the fiscal year ended December 31, 2008, and Ashford University was released from the requirement to post a letter of credit based on the financial responsibility test.

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

        In May 2008, the Ensuring Continued Access to Student Loans Act ("ECASLA") increased the annual loan limits on federal unsubsidized student loans by $2,000 for the majority of the Company's students enrolled in associates and bachelors degree programs, and also increased the aggregate loan limits (over the course of a student's education) on total federal student loans for certain students. This increase in student loan limits, together with increases in Pell grants, has increased the amount of Title IV program funds used by students to satisfy tuition, fees and other costs, which has increased the proportion of the Company's revenue deemed to be from Title IV programs. The Higher Education Opportunity Act provides temporary relief from the impact of these loan limit increases by allowing any

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

14. Regulatory (Continued)

amounts received between July 1, 2008 and July 1, 2011 that are attributable to the increased annual loan limits to be excluded from the 90/10 rule calculation. The implementing regulations for this temporary relief and other aspects of the 90/10 rule were published in final form on October 29, 2009. The effective date of the new regulations is July 1, 2010, although institutions at their discretion may implement the new regulations at any time after November 1, 2009. For Ashford University, the Company has not elected to exclude amounts attributable to the increased annual loan limits from its 90/10 calculation.

        For the years ended December 31, 2009, 2008 and 2007, Ashford University derived 85.5%, 86.8% and 83.9%, respectively, and the University of the Rockies derived 84.6%, 80.8% and 61.9%, respectively, of their respective revenue (calculated on a cash basis in accordance with applicable statutory provisions and U.S. Department of Education regulations) from Title IV funds.

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

        For the year ended December 31, 2007, Ashford University exceeded the 5% threshold for late refunds sampled. As a result, the Company is subject to the requirement to post a letter of credit in favor of the U.S. Department of Education equal to 25% of the total refunds in 2007. In 2008, Ashford University notified the U.S. Department of Education of its intention to post this letter of credit, but was advised by the U.S. Department of Education that such posting was unnecessary because the Company had already posted a letter of credit due to its failure to meet the composite score standard for the year ended December 31, 2007, which letter of credit was in excess of the amount required for late refunds. The U.S. Department of Education subsequently released Ashford University from the requirement to post a letter of credit based on its composite score, at which time Ashford University became obligated to post a smaller letter of credit in the amount of $5.0 million, or 25% of Ashford University's required Title IV returns for the year ended December 31, 2008, which the Company posted. Although the Company has taken steps to reduce late refunds, it cannot ensure that such steps will be sufficient to address this issue. For the year ended December 31, 2008, Ashford University did not exceed the 5% threshold for late refunds sampled.

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

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

14. Regulatory (Continued)

not have a material adverse effect on the Company's business, results of operations or financial condition, management believes it has materially complied with all regulatory requirements.

15. Related Party Transactions

Director Agreement

        See Note 11, "Stock-Based Compensation—Award Modification."

November 2003 Loan from Warburg Pincus to the Company's CEO and President

        In November 2003, Warburg Pincus loaned $75,000 to Andrew Clark the Company's CEO and President to finance Mr. Clark's purchase of 75,000 shares of redeemable convertible preferred stock from the Company. In connection with such loan, Mr. Clark entered into a Secured Recourse Promissory Note and Pledge Agreement with Warburg Pincus which provided that the principal amount due under the note would accrue simple interest at a rate of 8% per year until November 26, 2005, the maturity date, after which time interest would accrue at a penalty rate of 16% per year, compounded monthly. The loan was secured by 75,000 shares of Series A Convertible Preferred Stock held by Mr. Clark. Mr. Clark repaid the loan in full on March 10, 2009, at which time the amount due under the note was $146,740 (including accrued interest of $71,740).

Line of Credit with Warburg Pincus

        In March 2007, the Company entered into a line of credit with Warburg Pincus under which we could borrow and repay up to $3.0 million in principal at any time prior to March 2008. Under the line of credit, interest accrued at the prime rate plus 1.50% per annum. During 2007, the Company borrowed a total of $2.0 million under the line of credit. As of December 31, 2007, all amounts were repaid and the line of credit was cancelled. The Company paid a total of $98,000 in interest under the line of credit before it was cancelled.

Warburg Pincus Guarantee

        In May 2004, Warburg Pincus entered into a guarantee in favor of a postsecondary college in the Connecticut state college system pursuant to which it agreed to guarantee the Company's obligations to such college arising from an agreement the Company entered into with such college in May 2004. No amounts have been paid under the guarantee. The maximum amount payable under the guarantee was $1.0 million from May 2004 to June 2006 and $500,000 from June 2006 to December 2006. Since January 2007, the maximum amount payable under the guarantee is $100,000. The Company has not recognized a liability for this guarantee as of December 31, 2007 or 2008.

16. Qualified Retirement Plan

        The Company maintains an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the savings plan, participating employees may contribute a portion of their pre-tax earnings up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the savings plan at its sole discretion. The Company's total expense related to the 401(k) plan were

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

16. Qualified Retirement Plan (Continued)

$0.4 million, $23,000 and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

17. Commitments and Contingencies

        From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. As of December 31, 2009, the Company is not a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material.

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

18. Stockholder Dispute

        In February 2009, certain holders of common stock and warrants to purchase common stock asserted various claims against the Company, its directors and officers and Warburg Pincus regarding amendments to the Company's certificate of incorporation made in connection with financings in 2005 and certain stock options granted by the Company to its employees. The claimants represented 90% of the holders of common stock and 59% of the shares of common stock subject to warrants outstanding, in each case as of July 27, 2005. In March 2009, the Company reached a settlement with the claimants regarding these claims and recorded a total expense of $11.1 million related to the settlement during the three months ended March 31, 2009, of which $10.6 million was a non-cash expense. After settling with the claimants, the Company notified the other holders of common stock and other holders of warrants to purchase shares of common stock, in each case as of July 27, 2005, regarding these claims, the settlement terms and their ability to participate in the settlement. In April 2009, the Company reached settlement with the holders of 100% of the common stock and 100% of the shares subject to warrants outstanding, in each case as of July 27, 2005, at which time the Company ceased to be a potential obligor related to the claims asserted by these security holders. The settlement resulted in the issuance of an aggregate of 710,097 shares of common stock, with a total value of $10.6 million, and cash payments totaling $433,000 which were paid in April 2009.

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

19. Concentration of Risk

Concentration of Revenue

        In 2009, Ashford University derived 85.5% and the University of the Rockies derived 84.6% of their respective revenues (in each case calculated on a cash basis in accordance with applicable Department of Education regulations) from Title IV programs. See further details of the Company's 90/10 calculation in Note 14, "Regulatory—The "90/10" Rule." Title IV programs are subject to political and budgetary considerations and are subject to extensive and complex regulations. The Company's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potentially adverse actions including a suspension, limitation, or termination proceeding, which could have a material adverse effect on the Company's enrollments, revenues and results of operations.

        Students obtain access to federal student financial aid through a Department of Education prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically apply the funds received from the federal financial aid programs first to pay their tuition and fees. Any remaining funds are distributed directly to the student.

Concentration of Credit Risk

        The Company maintains its cash and cash equivalents accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company performs ongoing evaluations of these institutions to limit its concentrations risk exposure.

Concentration of Sources of Supply

        The Company is dependent on a third party provider for its online platform, which includes a learning management system, which stores, manages and delivers course content, enables assignment uploading, provides interactive communication between students and faculty and supplies online assessment tools. The partial or complete loss of this source may have a material adverse effect on the Company's consolidated financial statements.

20. Initial Public Offering

        On April 20, 2009, the Company closed its initial public offering of common stock, in which 15.5 million shares of common stock were sold to the public at an offering price of $10.50 per share. The offering included 3.5 million shares sold by the Company and 12.0 million shares sold by selling stockholders. The net proceeds to the Company from the offering were $28.1 million, after deducting underwriting discounts and commissions and offering expenses. The Company used its proceeds from the offering primarily to pay the accreted value of the redeemable convertible preferred stock ($27.7 million) upon the optional conversion of all outstanding shares of redeemable convertible preferred stock into 44.7 million shares of common stock at the closing of the offering.

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements

21. Subsequent Event

        On January 29, 2010, the Company entered into a $50 million revolving line of credit with Comerica Bank ("Comerica") pursuant to a Credit Agreement, Revolving Credit Note and Security Agreement (collectively, "Loan Documents"). Under the Loan Documents, Comerica has agreed to make loans to the Company and issue letters of credit on the Company's behalf, subject to the terms and conditions of the Loan Documents. Amounts subject to letters of credit issued under the Loan Documents are treated as limitations on available borrowings under the line of credit. Interest is paid monthly under the line of credit, and principal is paid on the maturity date of the line of credit. The line of credit has a two-year term and matures on January 29, 2012. Interest accrues on amounts outstanding under the line of credit, at the Company's option, at either (i) Comerica's prime reference rate + 0.00% or (ii) 1 month, 2 month or 3 month LIBOR + 2.25%. As security for the performance of the Company's obligations under the Loan Documents, the Company granted Comerica a first priority security interest in substantially all of the Company's assets, including its real property.

        The Loan Documents contain financial covenants requiring (i) the Company's educational institutions to maintain Title IV eligibility and (ii) the Company to maintain specified adjusted quick ratios, minimum profitability, minimum cash balances and U.S. Department of Education financial responsibility composite scores. The Loan Documents contain other customary affirmative and negative covenants (including cash controls, financial reporting covenants and prohibitions on acquisitions, dividends, stock redemptions and other cash expenditures over a specified amount without Comerica's reasonable consent), representations and warranties and events of default (including the occurrence of a "material adverse effect," as defined in the Loan Documents).

        Upon the effectiveness of the Loan Documents, the existing Credit Agreement was terminated, except that letters of credit outstanding under the existing Credit Agreement were deemed to be letters of credit issued under the Loan Documents. See Note 7, "Notes Payable and Long-Term Debt" for additional information related to the Company's previous Credit Agreement with Comerica.

22. Quarterly Results of Operations and Other Operating Data (Unaudited)

        The following tables set forth unaudited results of operations and certain operating data for each quarter during 2009 and 2008. We believe that the information reflects all adjustments, which include only normal and recurring adjustments, necessary to present fairly the information below. Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore,

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

22. Quarterly Results of Operations and Other Operating Data (Unaudited) (Continued)

the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except enrollment and per share data)
2009
Revenue	$84,275	$110,908	$127,382	$131,759
Costs and expenses:
Instructional costs and services	22,134	28,357	33,120	36,478
Marketing and promotional	29,106	39,655	36,500	40,460
General and administrative	25,882	41,093	18,915	20,894

Total costs and expenses	77,122	109,105	88,535	97,832

Operating income	7,153	1,803	38,847	33,927
Interest income	(130)	(140)	(211)	(308)
Interest expense	58	96	49	76

Income before income taxes	7,225	1,847	39,009	34,159
Income tax expense	3,338	587	16,651	14,559

Net income	$3,887	$1,260	$22,358	$19,600

Earnings per common share:
Basic	$0.07	$0.02	$0.42	$0.36

Diluted	$0.03	$0.02	$0.37	$0.33

Period end enrollment:
Online	41,278	45,006	54,107	53,048
Ground	747	498	787	640

Total:	42,025	45,504	54,894	53,688

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

22. Quarterly Results of Operations and Other Operating Data (Unaudited) (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except enrollment and per share data)
2008
Revenue	$38,948	$49,942	$60,277	$69,123
Costs and expenses:
Instructional costs and services	12,948	12,734	16,368	20,772
Marketing and promotional	15,063	18,369	21,058	26,546
General and administrative	7,210	7,925	11,191	14,686

Total costs and expenses	35,221	39,028	48,617	62,004

Operating income	3,727	10,914	11,660	7,119
Interest income	(32)	(59)	(104)	(127)
Interest expense	86	97	14	43

Income before income taxes	3,673	10,876	11,750	7,203
Income tax expense (benefit)	(309)	2,831	2,999	1,550

Net income	$3,982	$8,045	$8,751	$5,653

Earnings per common share:
Basic	$0.05	$0.14	$0.16	$0.10

Diluted	$0.03	$0.06	$0.07	$0.04

Period end enrollment:
Online	18,918	22,201	29,786	30,921
Ground	591	406	761	637

Total:	19,509	22,607	30,547	31,558

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

        As previously disclosed, in connection with the preparation of our consolidated financial statements included in the registration statement on Form S-1 we filed in connection with our initial public offering, we concluded that there were matters that constituted material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions.

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

        Our chief financial officer is responsible for implementing changes and improvements in our internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses. We have implemented a number of significant changes and improvements in our internal control over financial reporting during 2009, specifically:

  •
  hiring key personnel, including a director of financial planning, assistant controller, manager of financial reporting, financial reporting accountant, internal audit staff, and managers of internal audit, as well as certain consultants, in each case with experience managing and working in the corporate accounting department of a publicly traded company;

  •
  making process changes in the financial reporting area, including additional oversight and review; and

  •
  conducting training of our accounting staff for purposes of enabling them to recognize and properly account for transactions of the types described above.

        Based on the evaluation completed in the fourth quarter of 2009, our management has concluded that these control improvements are properly designed and operating effectively as of December 31, 2009, and that the material weaknesses existing as of December 31, 2008 have been remediated.

Changes in Internal Controls Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        See Part I, Item 1, Business—Executive Officers of the Registrant, which information is incorporated herein by reference.

        The information required by this item regarding our directors and corporate governance matters is included under the captions "Proposal 1—Election of Directors" and "Corporate Governance" in the Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009 (the "2010 Proxy Statement") and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2010 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information required by this item is included under the captions "Corporate Governance—Director Compensation" and "Compensation Discussion and Analysis" in the 2010 Proxy Statement and incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation Discussion and Analysis—Equity Compensation Plan Information" in the 2010 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item is included under the captions "Certain Relationships and Related Transactions" and "Corporate Governance—Director Independence" in the 2010 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item is included under the caption "Proposal 2—Ratification of Independent Registered Public Accounting Firm" in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)    Consolidated Financial Statements.

  The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

  Report of Independent Registered Public Accounting Firm

  Consolidated Balance Sheets as of December 31, 2009 and 2008

  Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

  Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Years Ended December 31, 2009, 2008 and 2007

  Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

  Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedules.

  The following financial statement schedule is filed as a part of this Annual Report on Form 10-K:

  Schedule II: Valuation and Qualifying Accounts

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the year ended December 31, 2009	$18,246	23,205	(25,280)	$16,171
For the year ended December 31, 2008	6,016	13,431	(1,201)	18,246
For the year ended December 31, 2007	1,933	4,731	(648)	6,016
Valuation allowance for deferred tax assets:
For the year ended December 31, 2009	—	—	—	—
For the year ended December 31, 2008	7,283	—	(7,283)	—
For the year ended December 31, 2007	8,604	—	(1,321)	7,283

(1)
Deductions represent accounts written off, net of recoveries or reversals of the allowance for deferred tax assets.

        All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(a)(3)    Exhibits.

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
2.1	Purchase and Sale Agreement dated December 3, 2004, as amended, among The Franciscan University of the Prairies, the Sisters of St. Francis and the registrant.		X	S-1	2.1	February 17, 2009

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
2.2	Asset Purchase and Sale Agreement dated September 12, 2007, between the Colorado School of Professional Psychology and the registrant.		X	S-1	2.2	February 17, 2009
3.1	Fifth Amended and Restated Certificate of Incorporation.		X	10-Q	3.1	May 21, 2009
3.2	Second Amended and Restated Bylaws.		X	S-1	3.4	March 20, 2009
4.1	Specimen of Stock Certificate.		X	S-1	4.1	March 30, 2009
4.2	Second Amended and Restated Registration Rights Agreement dated August 26, 2009, among the registrant and the other persons named therein.		X	S-1	4.4	September 4, 2009
10.1*	Amended and Restated 2005 Stock Incentive Plan.		X	S-1	10.1	December 22, 2008
10.2*	2005 Stock Incentive Plan—Form of Stock Option Agreement and Notice of Option Grant for founders.		X	S-1	10.2	February 17, 2009
10.3*	2005 Stock Incentive Plan—Form of Stock Option Agreement and Notice of Option Grant for Charlene Dackerman, Jane McAuliffe, Ross Woodard and other non-executive employees.		X	S-1	10.3	February 17, 2009
10.4*	2005 Stock Incentive Plan—Form of Stock Option Agreement and Notice of Option Grant for Andrew S. Clark, Daniel J. Devine, Rodney T. Sheng and Christopher L. Spohn.		X	S-1	10.4	February 17, 2009
10.5*	Amended and Restated 2009 Stock Incentive Plan.		X	S-1	10.5	April 1, 2009
10.6*	Amended and Restated Employee Stock Purchase Plan.		X	S-1	10.6	April 1, 2009
10.7*	Independent Contractor Agreement, as amended, between Robert Hartman and the registrant.		X	S-1	10.7	December 22, 2008
10.8*	Form of Indemnification Agreement.		X	S-1	10.8	December 22, 2008
10.9	Loan and Security Agreement dated April 12, 2004, as amended, between Comerica Bank, Bridgepoint Education Real Estate Holdings, LLC and the registrant.		X	S-1	10.9	March 20, 2009
10.10	Grid Note dated March 12, 2007, between Warburg Pincus Private Equity VIII, L.P. and the registrant.		X	S-1	10.10	December 22, 2008

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.11*	Nominating Agreement between Warburg Pincus and the registrant.		X	S-1	10.11	February 17, 2009
10.12*	2005 Stock Incentive Plan—Form of Stock Option Agreement and Notice of Option Grant for Robert Hartman.		X	S-1	10.12	February 17, 2009
10.13†*	Amended and Restated 2005 Stock Incentive Plan—Form of Stock Option Agreement and Notice of Option Grant for Charlene Dackerman, Jane McAuliffe, Ross Woodard and other non-executive employees.		X	8-K	10.13	January 12, 2010
10.14†*	Amended and Restated 2005 Stock Incentive Plan—Form of Stock Option Agreement and Notice of Option Grant for Andrew S. Clark, Daniel J. Devine, Rodney T. Sheng and Christopher L. Spohn.		X	8-K	10.14	January 12, 2010
10.15†	Office Lease dated January 31, 2008, between Kilroy Realty, L.P. and the registrant related to the premises located at 13480 Evening Creek, San Diego, California.		X	S-1	10.15	April 13, 2009
10.16†	Office Lease and Sublease Agreements related to the premises located at 13500 Evening Creek, San Diego, California.		X	S-1	10.16	April 13, 2009
10.17†	Standard Form Modified Gross Office Lease dated October 22, 2008, and addendum, between Sunroad Centrum Office I, L.P. and the registrant related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	S-1	10.17	March 2, 2009
10.18†	Office Lease and Amendments related to the University of the Rockies Campus located in Colorado Springs, Colorado.		X	S-1	10.18	March 2, 2009
10.19†	Commercial Net Lease dated January 26, 2007, as amended, between Frye Development, Inc. and Center Leaf Partners, LLC.		X	S-1	10.19	March 2, 2009
10.20†	Blackboard License and Services Agreement dated December 23, 2003, as amended, between Blackboard, Inc. and Ashford University, LLC.		X	S-1	10.20	March 30, 2009

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.21†	Software License Agreement and Campuscare Support Agreement between Campus Management Corp. and the registrant.		X	S-1	10.21	March 30, 2009
10.22†	General Services Agreement dated January 1, 2009, between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	S-1	10.22	April 13, 2009
10.23†	General Services Agreement dated January 1, 2009, between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	S-1	10.23	April 13, 2009
10.24*	Employment Agreement between Andrew S. Clark and the registrant.		X	S-1	10.24	March 20, 2009
10.25*	Employment Agreement between Daniel J. Devine and the registrant.		X	S-1	10.25	March 20, 2009
10.26*	Employment Agreement between Christopher L. Spohn and the registrant.		X	S-1	10.26	March 20, 2009
10.27*	Employment Agreement between Rodney T. Sheng and the registrant.		X	S-1	10.27	March 20, 2009
10.28*	Offer Letter to Diane Thompson.		X	S-1	10.28	March 20, 2009
10.29*	Offer Letter to Thomas Ashbrook.		X	S-1	10.29	March 20, 2009
10.30*	Offer Letter to Dale Crandall.		X	S-1	10.30	March 20, 2009
10.31*	Executive Severance Plan.		X	S-1	10.31	March 20, 2009
10.32*	Form of Severance Agreement under the Executive Severance Plan.		X	S-1	10.32	March 20, 2009
10.33*	Amendment to Stock Option Award under Amended and Restated 2005 Stock Incentive Plan.		X	S-1	10.33	March 30, 2009
10.34†	Office Lease dated June 26, 2009, with Kilroy Realty, L.P. related to the premises located at 13520 Evening Creek North, San Diego, California.		X	10-Q	10.1	August 11, 2009
10.35†	Second Amendment to Office Lease dated June 3, 2009, with Kilroy Realty L.P. related to the premises located at 13480 Evening Creek Drive North, Sand Diego, California.		X	10-Q	10.2	August 11, 2009
10.36	Ninth Amendment to Loan and Security Agreement with Comerica Bank dated May 1, 2009.		X	10-Q	10.3	August 11, 2009

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.37	Tenth Amendment to Loan and Security Agreement with Comerica Bank dated June 22, 2009.		X	10-Q	10.4	August 11, 2009
10.38†	Addenda to Software License Agreement with Campus Management Corp. dated June 29, 2009.		X	10-Q	10.5	August 11, 2009
10.39†	Master Services and License Agreement dated September 29, 2009, with eCollege.com.		X	8-K	99.1	October 1, 2009
10.40	Letter agreement dated October 30, 2009, with Comerica Bank.	X
10.41	Letter agreement dated December 31, 2009, with Comerica Bank.	X
10.42	Credit Agreement dated January 29, 2010, with Comerica Bank.		X	8-K	99.1	February 3, 2010
10.43	Revolving Credit Note dated January 29, 2010, with Comerica Bank.		X	8-K	99.2	February 3, 2010
10.44	Security Agreement dated January 29, 2010, with Comerica Bank.		X	8-K	99.3	February 3, 2010
10.45†	First Addendum to Master Services and License Agreement dated November 9, 2009, with eCollege.com.	X
10.46†	Second Addendum to Master Services and License Agreement dated December 15, 2009, with eCollege.com.	X
10.47†	Third Addendum to Master Services and License Agreement dated January 12, 2010, with eCollege.com.	X
10.48†	Amendment to Blackboard License and Services Agreement dated December 8, 2009, with Blackboard, Inc.	X
10.49	Letter Agreement dated October 1, 2009, among Kilroy Realty, L.P., Countrywide Home Loans, Inc. and the registrant.	X
14.1	Amended and Restated Code of Ethics.		X	8-K	14.1	December 1, 2009
21.1	List of subsidiaries of the registrant.		X	S-1	21.1	August 26, 2009
23.1	Consent of independent registered public accounting firm.	X
24.1	Power of Attorney (included on signature page).	X

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
31.1	Certification of Andrew S. Clark, CEO and President, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2
	Certification of Daniel J. Devine, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1
	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew S. Clark, CEO and President, and Daniel J. Devine, Chief Financial Officer.	X

*
Indicates management contract or compensatory plan or arrangement.

†
Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.
	By:	/s/ ANDREW S. CLARK Andrew S. Clark CEO and President
Dated: March 2, 2010

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew S. Clark and Daniel J. Devine, jointly and severally, as his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ANDREW S. CLARK Andrew S. Clark	CEO and President (Principal Executive Officer) and a Director	March 2, 2010
/s/ DANIEL J. DEVINE Daniel J. Devine	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2010
/s/ RYAN CRAIG Ryan Craig	Director	March 2, 2010
/s/ DALE CRANDALL Dale Crandall	Director	March 2, 2010
/s/ PATRICK T. HACKETT Patrick T. Hackett	Director	March 2, 2010
/s/ ROBERT HARTMAN Robert Hartman	Director	March 2, 2010
/s/ ADARSH SARMA Adarsh Sarma	Director	March 2, 2010