Form 10-Q
period 2010-03-31
Bridgepoint Education Inc
filed 2010-05-03
CIK 1305323

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
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

        The total number of shares of common stock outstanding as of April 29, 2010, was 54,590,604.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	As of March 31, 2010	As of December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$177,026	$125,562
Restricted cash	25	25
Marketable securities	45,007	44,988
Accounts receivable, net	59,503	43,232
Deferred income taxes	3,545	4,027
Prepaid expenses and other current assets	9,587	9,581

Total current assets	294,693	227,415
Property and equipment, net	49,809	47,362
Goodwill and intangibles	3,132	3,201
Deferred income taxes	13,708	13,491
Other long term assets	4,659	3,762

Total assets	$366,001	$295,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,528	$2,870
Accrued liabilities	25,350	23,207
Accrued income taxes payable	18,349	1,372
Deferred revenue and student deposits	139,117	121,752
Other current liabilities	—	172

Total current liabilities	185,344	149,373
Other long term liabilities	4,653	4,353
Rent liability	8,451	6,896

Total liabilities	198,448	160,622
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized, no shares issued and outstanding at March 31, 2010, and December 31, 2009	—	—
Common stock, $0.01 par value:
300,000 shares authorized, 54,523 and 54,266 shares issued and outstanding at March 31, 2010, and December 31, 2009, respectively	545	543
Additional paid-in capital	86,352	83,233
Retained earnings	80,656	50,833

Total stockholders' equity	167,553	134,609

Total liabilities and stockholders' equity	$366,001	$295,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenue	$156,067	$84,275
Costs and expenses:
Instructional costs and services	39,436	22,134
Marketing and promotional	44,212	29,106
General and administrative	22,331	25,882

Total costs and expenses	105,979	77,122

Operating income	50,088	7,153
Other income, net	246	72

Income before income taxes	50,334	7,225
Income tax expense	20,511	3,338

Net income	29,823	3,887
Accretion of preferred dividends	—	(541)

Net income available to common stockholders	$29,823	$3,346

Earnings per common share:
Basic	$0.55	$0.07

Diluted	$0.49	$0.03

Weighted average common shares outstanding used in computing earnings per common share:
Basic	54,371	3,498

Diluted	60,466	8,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited)

(In thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings
	Shares	Par Value			Total
Balance at December 31, 2009	54,266	$543	$83,233	$50,833	$134,609
Stock-based compensation	—	—	2,001	—	2,001
Exercise of options	33	—	13	—	13
Excess tax benefit of option exercises	—	—	249	—	249
Exercise of warrants	224	2	856	—	858
Net income	—	—	—	29,823	29,823

Balance at March 31, 2010	54,523	$545	$86,352	$80,656	$167,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$29,823	$3,887
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	7,896	4,515
Depreciation and amortization	1,729	1,109
Amortization of premium/discount	(19)	—
Deferred income taxes	265	(68)
Stock-based compensation	2,001	19
Excess tax benefit of option exercises	(249)	—
Stockholder settlement (non-cash portion)	—	10,577
Changes in operating assets and liabilities:
Accounts receivable	(24,167)	(14,082)
Prepaid expenses and other current assets	(6)	(726)
Other long term assets	(897)	(104)
Accounts payable and accrued liabilities	18,499	(1,382)
Deferred revenue and student deposits	17,365	27,174
Other liabilities	2,317	1,387

Net cash provided by operating activities	54,557	32,306
Cash flows from investing activities
Capital expenditures	(3,579)	(7,223)
Restricted cash	—	(25)

Net cash used in investing activities	(3,579)	(7,248)
Cash flows from financing activities
Proceeds from the issuance of common stock	—	63
Costs incurred in connection with the IPO	—	(2,352)
Proceeds from exercise of stock options	13	—
Excess tax benefit of option exercises	249	—
Proceeds from exercise of warrants	858	—
Payments of notes payable	—	(20)
Payments on conversion of preferred stock	—	(64)
Payments of capital lease obligations	(634)	(43)

Net cash provided by (used in) financing activities	486	(2,416)

Net increase in cash and cash equivalents	51,464	22,642
Cash and cash equivalents at beginning of period	125,562	56,483

Cash and cash equivalents at end of period	$177,026	$79,125

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$1,277	$872

IPO costs included in accounts payable	—	$919

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business

        Bridgepoint Education, Inc. (together with its subsidiaries, the "Company"), incorporated in 1999, is a regionally accredited provider of postsecondary education services. Its wholly-owned subsidiaries, Ashford University and the University of the Rockies, offer associate's, bachelor's, master's and doctoral programs in such disciplines as business, education, psychology, social sciences and health sciences. The Company delivers programs online, as well as at its traditional campuses located in Clinton, Iowa, and Colorado Springs, Colorado.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The condensed consolidated financial statements include the accounts of Bridgepoint Education, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions.

Unaudited Interim Financial Information

        The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company's condensed consolidated financial position, results of operations and cash flows.

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

Recently Adopted Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 166, Accounting for Transfers of Financial Assets ("SFAS 166"). SFAS 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and areas where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 was subsequently codified in December 2009 as Accounting Standards Update ("ASU") 2009-16 and is effective for annual periods beginning after November 15, 2009. The Company adopted SFAS 166 and ASU 2009-16

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2. Summary of Significant Accounting Policies (Continued)

effective January 1, 2010, and such adoption did not have a material effect on the Company's consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 is a revision to FASB Interpretation No. ("FIN") 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. SFAS 167 was subsequently codified in December 2009 as ASU 2009-17. ASU 2009-17 amends ASC Topic 810, Consolidation, to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests and is effective for annual periods beginning after November 15, 2009. The Company adopted SFAS 167 and ASU 2009-17 effective January 1, 2010, and such adoption did not have a material effect on the Company's consolidated financial statements.

        In January 2010, the FASB issued ASU 2010-06 which amends ASC Topic 820, Fair Value Measurements and Disclosures. This update requires new disclosures for fair value measurements including significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy and also requires additional information in the roll-forward of Level 3 fair value measurements including the presentation of purchases, sales, issuances and settlements on a gross basis. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures which are effective for fiscal years beginning after December 15, 2010. The Company adopted the applicable provisions of ASU 2010-06 that were effective for the fiscal period beginning January 1, 2010, and such adoption did not have a material effect on the Company's consolidated financial statements.

3. Earnings Per Share

        Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period using the two-class method, if applicable. Under the two-class method, net income is allocated between common shares and other participating securities based on their participating rights.

        Diluted earnings per common share is calculated by dividing net income available to common stockholders by the sum of (i) the weighted average number of common shares outstanding for the period and (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive. Potentially dilutive securities may include options, warrants and shares of redeemable convertible preferred stock. The numerator of diluted earnings per common share is calculated by starting with income allocated to common shares under the two-class method and adding back income attributable to shares of redeemable convertible preferred stock to the extent such an adjustment would be dilutive. Potentially dilutive common shares for the three months ended March 31, 2010, consisted of incremental shares of common stock issuable upon the exercise of options and warrants. Potentially dilutive common shares for the three months ended March 31, 2009, consisted of incremental shares of common stock issuable upon the exercise of options and warrants and upon the conversion of shares of redeemable convertible preferred stock.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

3. Earnings Per Share (Continued)

        The following table sets forth the computation of the basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income	$29,823	$3,887
Accretion of preferred dividends	—	(541)

Net income available to common stockholders	$29,823	$3,346

Denominator:
Weighted average number of common shares outstanding	54,371	3,498
Effect of dilutive options	5,688	3,356
Effect of dilutive warrants	407	1,282

Diluted weighted average number of common shares outstanding	60,466	8,136

Earnings per common share:
Basic earnings per common share	$0.55	$0.07

Diluted earnings per common share	$0.49	$0.03

        The computation of dilutive common shares outstanding excludes the following securities:

(a)
Redeemable convertible preferred stock:

        For the periods indicated below, the computation of dilutive common shares outstanding excludes the common shares that were issuable upon the optional conversion of the redeemable convertible preferred stock (including any common shares that were issuable, at the election of the holder, in payment of the accreted value of the redeemable convertible preferred stock) because the effect of applying the if-converted method would be anti-dilutive.

	Three Months Ended March 31,
(in thousands)	2010	2009
Redeemable convertible preferred stock	—	46,599
(b)
Options:

        For the periods indicated below, the computation of dilutive common shares outstanding excludes certain stock options to purchase shares of common stock because their effect was anti-dilutive.

	Three Months Ended March 31,
(in thousands)	2010	2009
Options	45	—

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

3. Earnings Per Share (Continued)

        The Company calculated basic earnings per common share using the two-class method to reflect the participation rights of each class and series of stock. Basic net income is computed for common stock outstanding during the period by dividing net income allocated to the participation rights of each class by the weighted average number of common shares outstanding during the period.

        There were no participating securities other than common stock outstanding for the three month period ended March 31, 2010. The following presents the net income allocated to each class of capital stock in the calculation of basic earnings per common share for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income attributable to common stockholders	$29,823	$3,346
Net income allocated to redeemable convertible preferred stock	—	541

Net income	$29,823	$3,887

	Three Months Ended March 31, 2009
	Weighted Avg Shares	Income Allocation
Common stock	3,498	$234
Redeemable convertible preferred stock	46,599	3,112

Total		$3,346

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

        The denominator of diluted earnings per common share includes the incremental potential common shares issuable upon the following events, to the extent the effect was dilutive:

  (i)
  Exercise of stock options and warrants;

  (ii)
  For the three months ended March 31, 2009, the optional conversion of all outstanding shares of redeemable convertible preferred stock, with each share of redeemable convertible preferred stock being converted into 2.265380093 shares of common stock; and

  (iii)
  For the three months ended March 31, 2009, the issuance of shares of common stock at fair value in payment of the accreted value of the redeemable convertible preferred stock to the holders of redeemable convertible preferred stock.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Significant Balance Sheet Accounts

Accounts Receivable, Net

        Accounts receivable, net, consist of the following (in thousands):

	As of March 31, 2010	As of December 31, 2009
Accounts receivable	$80,362	$59,403
Less allowance for doubtful accounts	(20,859)	(16,171)

Accounts receivable, net	$59,503	$43,232

        The following table presents the changes in the accounts receivable allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
For the three months ended March 31, 2010	$16,171	7,896	(3,208)	$20,859
For the three months ended March 31, 2009	$18,246	4,515	(14)	$22,747

(1)
Deductions represent accounts written off, net of recoveries.

Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consist of the following (in thousands):

	As of March 31, 2010	As of December 31, 2009
Prepaid expenses	$4,317	$2,723
Prepaid licenses	2,467	3,588
Prepaid insurance	1,572	1,646
Other current assets	1,231	1,624

	$9,587	$9,581

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Significant Balance Sheet Accounts (Continued)

Property and Equipment, Net

        Property and equipment, net, consist of the following (in thousands):

	As of March 31, 2010	As of December 31, 2009
Land	$2,864	$2,864
Buildings	8,699	8,610
Furniture, office equipment and software	38,152	34,510
Leasehold improvements	11,991	11,615
Vehicles	66	66

Total property and equipment	61,772	57,665
Less accumulated depreciation and amortization	(11,963)	(10,303)

Property and equipment, net	$49,809	$47,362

Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	As of March 31, 2010	As of December 31, 2009
Accrued salaries and wages	$8,964	$7,953
Accrued bonus	1,249	4,466
Accrued vacation	3,151	2,549
Accrued expenses	11,986	8,239

	$25,350	$23,207

5. Fair Value Measurements

        The Company uses the three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either observable directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. During the three months ended March 31, 2010, there were no transfers in or out of any fair value level of measurement.

        The following table summarizes the fair value information of marketable securities at March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$25,000	$—	$25,000
Commercial paper	—	14,990	—	14,990
Municipal bonds	—	5,017	—	5,017

Total	$—	$45,007	$—	$45,007

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Fair Value Measurements (Continued)

        The Company's Level 2 marketable securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate for similar types of instruments.

6. Notes Payable and Long-Term Debt

        On January 29, 2010, the Company entered into a $50 million revolving line of credit with Comerica Bank, or Comerica, pursuant to a Credit Agreement, Revolving Credit Note and Security Agreement (collectively, the "Loan Documents"). Under the Loan Documents, Comerica has agreed to make loans to the Company and issue letters of credit on the Company's behalf, subject to the terms and conditions of the Loan Documents. Amounts subject to letters of credit issued under the Loan Documents are treated as limitations on available borrowings under the line of credit. Interest is paid monthly under the line of credit, and principal is paid on the maturity date of the line of credit. The line of credit has a two-year term and matures on January 29, 2012. Interest accrues on amounts outstanding under the line of credit, at the Company's option, at either (1) Comerica's prime reference rate + 0.00% or (2) one month, two month or three month LIBOR + 2.25%. As security for the performance of the Company's obligations under the Loan Documents, the Company granted Comerica a first priority security interest in substantially all of the Company's assets, including its real property.

        The Loan Documents contain financial covenants requiring (i) the Company's educational institutions to maintain Title IV eligibility (see Note 11, "Regulatory") and (ii) the Company's maintenance of specified adjusted quick ratios, minimum profitability, minimum cash balances and U.S. Department of Education financial responsibility composite scores. The Loan Documents contain other customary affirmative and negative covenants (including cash controls, financial reporting covenants and prohibitions on acquisitions, dividends, stock redemptions and other cash expenditures over a specified amount without Comerica's reasonable consent), representations and warranties and events of default (including the occurrence of a "material adverse effect," as defined in the Loan Documents). The Company was in compliance with all financial covenants as of March 31, 2010.

        The Loan Documents were used, in part, to refinance the outstanding letters of credit under the Loan and Security Agreement between the Company and Comerica, dated April 12, 2004, as amended (the "Prior Agreement"). Upon the effectiveness of the Loan Documents, the Prior Agreement was terminated, except that letters of credit outstanding under the Prior Agreement were deemed to be letters of credit issued under the Loan Documents.

        As of March 31, 2010, the Company used the availability under the line of credit to issue letters of credit aggregating $7.2 million. The Company had no borrowings outstanding under the line of credit as of March 31, 2010.

        The Prior Agreement, which was in effect through January 28, 2010, provided for a maximum amount of borrowing under a revolving credit facility of $15.0 million, with a letter of credit sub-limit of $15.0 million. The Prior Agreement also provided for an equipment line of credit not to exceed $0.2 million.

        As part of its normal business operations, the Company is required to provide surety bonds in certain states where it does business. In May 2009, the Company entered into a surety bond facility with an insurance company to provide such bonds when required. As of March 31, 2010, the total available surety bond facility was $1.5 million and the Company had issued surety bonds totaling $1.1 million under such facility.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Redeemable Convertible Preferred Stock

        The following discussion reflects the terms of the redeemable convertible preferred stock set forth in the Company's Fourth Amended and Restated Certificate of Incorporation which was filed with the Delaware Secretary of State on July 29, 2005. All shares of redeemable convertible preferred stock (Series A Convertible Preferred Stock) were optionally converted into common stock immediately prior to the closing of the Company's initial public offering on April 20, 2009, on which date the Company filed with the Delaware Secretary of State its Fifth Amended and Restated Certificate of Incorporation which eliminated the redeemable convertible preferred stock, among other things.

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

        Each share of redeemable convertible preferred stock was convertible, at the option of the holder, at any time, into 2.265380093 shares of common stock. As of March 31, 2010, there were no outstanding shares of redeemable convertible preferred stock. At March 31, 2009, 44.7 million shares of common stock were issuable upon the optional conversion of all outstanding shares of redeemable convertible preferred stock.

        Upon an optional conversion, the holder was entitled to receive shares of common stock as discussed above and also the payments discussed below under "Payments upon optional conversion." The right of the holders of redeemable convertible preferred stock to elect to receive both shares of common stock and the accreted value under the optional conversion feature resulted in fair value in excess of the invested amount, which resulted in a beneficial conversion feature to such holders. This beneficial conversion feature was recorded as a 'deemed dividend' on the date of the issuance of the redeemable convertible preferred stock because there was no stated redemption date (maturity date) and the optional conversion feature was immediately exercisable. The beneficial conversion feature is recognized on the condensed consolidated balance sheet as an increase in additional paid-in capital (to allocate a portion of the proceeds from the issuance to the beneficial conversion feature) and a decrease to additional paid-in capital (for the deemed dividend). This beneficial conversion feature was measured as the excess of the fair value of the common shares into which the shares of redeemable convertible preferred stock were convertible over the accounting conversion price. The Company has not issued any new shares of redeemable convertible preferred stock since 2005. Prior to 2006, the Company recorded $14.1 million of deemed dividends related to the beneficial conversion feature associated with redeemable convertible preferred stock.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Redeemable Convertible Preferred Stock (Continued)

Preferred Dividends

(a)
Payments upon liquidation, dissolution or winding up of the Company:

        Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of redeemable convertible preferred stock were entitled to receive an amount equal to the sum of (i) the "accreted value" of the shares of redeemable convertible preferred stock plus (ii) any dividends declared but unpaid on the shares of redeemable convertible preferred stock. The term "accreted value" was defined as an amount equal to the sum of (i) the "stated value" for a share of redeemable convertible preferred stock plus (ii) 8% per year of the stated value, compounding annually and commencing on the date of issuance of such share. The term "stated value" was defined as $1.00 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, stock distribution or combination with respect to the redeemable convertible preferred stock. The amount by which the accreted value exceeded the stated value for any share of redeemable convertible preferred stock was referred to as the "accreted dividend" for such share. At the option of the holder, the accreted value could have been paid in cash or shares of common stock valued at current fair market value.

        With respect to the payment of amounts described in the preceding paragraph, each of the following events was deemed to be a "liquidation, dissolution or winding up" of the Company: (i) the consolidation with or into another corporation in which the stockholders of record of the Company owned less than 50% of the voting securities of the surviving corporation; (ii) the sale of substantially all the assets of the Company; (iii) the sale of securities of the Company representing more than 50% of the voting securities (other than a qualified public offering); and (iv) a sale to Warburg Pincus or their successors or assigns.

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

8. Stock-Based Compensation

        The Company did not grant any stock options during the three months ended March 31, 2010. During the three months ended March 31, 2010, options to purchase 33,000 shares of common stock were exercised with an aggregate intrinsic value of $0.6 million. The actual tax benefit from these exercises was $0.3 million.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

8. Stock-Based Compensation (Continued)

        The Company recorded $2.0 million and $19,000 of stock-based compensation expense for the three months ended March 31, 2010 and 2009, respectively. The related income tax benefit was $0.8 million and $8,000 for the three months ended March 31, 2010 and 2009, respectively.

        As of March 31, 2010, there was $6.5 million of unrecognized compensation costs related to time vested options and $52,000 of unrecognized compensation costs related to performance vested options.

9. Warrants

        The Company has issued warrants to purchase common stock to various employees, consultants, licensors and lenders. Each warrant represents the right to purchase one share of common stock. No warrants were issued during the three months ended March 31, 2010.

        During the three months ended March 31, 2010, warrants to purchase 0.2 million shares of common stock were exercised. As of March 31, 2010, and December 31, 2009, all outstanding warrants were exercisable. The following table summarizes information with respect to all warrants outstanding as of March 31, 2010, and December 31, 2009 (in thousands, except exercise prices):

Exercise Price	March 31, 2010	December 31, 2009	Expiration Date
$1.125	56	75	2013
$2.250	101	140	2013
$2.835	172	172	2013
$2.925	19	19	2013
$4.500	—	167	2013
$9.000	39	39	2013

Total	387	612

10. Income Taxes

        The Company's current estimated annual effective income tax rate that has been applied to normal, recurring operations for the three months ended March 31, 2010, was 40.8%. The Company's effective income tax expense rate was 40.7% for the three months ended March 31, 2010. The effective rate for the three months ended March 31, 2010, differed from the Company's estimated annual effective tax rate due to the impact of discrete items. At March 31, 2010, and December 31, 2009, the Company had $4.4 million and $3.8 million of gross unrecognized tax benefits, respectively, of which $3.4 million and $3.0 million, respectively, would impact its effective income tax rate if recognized.

        The Company is subject to U.S. federal income tax and multiple state tax jurisdictions. The 2003 through 2009 tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

        The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of March 31, 2010, and December 31, 2009, was $0.4 million and $0.2 million, respectively.

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

        To participate in Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is physically located, accredited by an accrediting agency recognized by the U.S. Department of Education and certified as eligible by the U.S. Department of Education. The U.S. Department of Education will certify an institution to participate in Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the U.S. Department of Education's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the U.S. Department of Education on an ongoing basis. As of March 31, 2010, management believes the Company is in compliance with the applicable regulations in all material respects.

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

12. Commitments and Contingencies

        In the ordinary conduct of business, the Company may be subject to various lawsuits and claims covering a wide range of matters, including, but not limited to, claims involving students or graduates and routine employment matters. The Company does not believe that the outcome of any pending claims will have a material adverse impact on its consolidated financial position, results of operations or cash flows.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 2, 2010, as well as the consolidated financial statements and notes contained therein.

Forward-Looking Statements

        This MD&A and other sections of this report contain "forward-looking statements" as defined by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources. These forward-looking statements may include, without limitation, statements regarding: resilience of our enrollments during the economic downturn; our institutions' ability to satisfy composite score requirements under Title IV; proposed new programs; our anticipated growth rate; our anticipated seasonal fluctuations in results of operations; expectations regarding timing and content of new regulations; expectations that regulatory developments or other matters will not have a material adverse effect on our enrollments, financial position, results of operations and our liquidity; expectations regarding our ability to timely transition from the FFEL Program to the Federal Direct Loan Program; expectations regarding the findings in the draft report to be received from the U.S. Department of Education's Office of Inspector General regarding its compliance audit of Ashford University; expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations; projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; management's goals and objectives; expectations regarding the efficacy of investment in advertising and enrollment advisors; and other similar matters that are not historical facts. Words such as "may," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions, as well as statements in the future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking.

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

        We deliver programs online as well as at our traditional campuses located in Clinton, Iowa and Colorado Springs, Colorado. As of March 31, 2010, we offered approximately 1,175 courses, 65 degree programs and 130 specializations and concentrations. We had 65,788 students enrolled in our institutions as of March 31, 2010, 99% of whom were attending classes exclusively online.

        In March 2005, we acquired the assets of The Franciscan University of the Prairies, located in Clinton, Iowa, and renamed it Ashford University. In September 2007, we acquired the assets of the Colorado School of Professional Psychology, located in Colorado Springs, Colorado, and renamed it the University of the Rockies.

Regulatory developments

        In November 2009, the U.S. Department of Education convened two new negotiated rulemaking committees addressing various topics, including, but not limited to the definition of high school diploma for the purpose of establishing institutional eligibility to participate in the Title IV programs and student eligibility to receive Title IV aid; standards regarding the payment of incentive compensation; establishing a definition of "gainful employment" for purposes of determining whether certain educational programs comply with the Title IV program requirement of preparing students for gainful employment in a recognized occupation; revising the definition of what constitutes a substantial misrepresentation made by an institution; standards regarding the sufficiency of a state's authorization of an institution for the purpose of establishing an institution's eligibility to participate in the Title IV programs; and the definition of a credit hour for purposes of determining program eligibility for Title IV student financial aid.

        The program integrity committee completed its meetings in February 2010 without reaching consensus on proposed regulations. As a result, the U.S. Department of Education is not bound by any of the proposed regulations presented to the committee and is expected to publish proposed regulations later this year which may or may not differ from those presented to the committee. The proposed regulations will be subject to public comment. After the public comment period expires, the U.S. Department of Education must publish final regulations in the Federal Register on or before November 1, 2010, for the regulations to be effective July 1, 2011.

        Additionally, the U.S. Department of Education has issued new regulations to implement the amendments made to the Higher Education Act by the Higher Education Opportunity Act enacted in August 2008. The new regulations were published in October 2009, and cover a broad range of topics including the 90/10 rule, cohort default rates and other matters. The new regulations have an effective date of July 1, 2010, with certain exceptions and with certain provisions subject to early implementation as of November 1, 2009, at the discretion of the institution.

        On March 30, 2010, President Obama signed into law the Health Care and Education Affordability Act of 2010, or HCEAA. Among other things, the HCEAA amended the Higher Education Act to prohibit new federally guaranteed loans from being made under the Federal Family Education Loan, or FFEL, Program, beginning on July 1, 2010, at which time institutions will be required to certify loans through the Federal Direct Loan Program rather than through the FFEL Program. We have begun participating in the Federal Direct Loan Program and expect to fully transition to the Federal Direct Loan program at both of our institutions by the July 1, 2010, phase-out date.

        The HCEAA contains revised versions of student aid provisions in the Student Aid and Fiscal Responsibility Act of 2009, H.R. 3221, or SAFRA, which was passed by the House of Representatives in September 2009, but not enacted into law. The HCEAA does not contain certain provisions contained in the SAFRA legislation that would have created a new Federal Direct Perkins Loan program and would have provided relief to for-profit institutions by amending the 90/10 rule to (i) extend to July 2012 the ability of for-profit institutions to exclude from their Title IV revenues the additional $2,000 per student in certain annual federal student loan amounts that became available in June 2008, (ii) exclude from the 90/10 rule calculation for the period July 1, 2010, through July 1, 2012, the revenue received from loans disbursed under the Federal Direct Perkins Loan program and (iii) give for-profit institutions three years (as opposed to two) to come into compliance with the

90/10 rule before becoming ineligible to participate in the Title IV programs if the second year ends between July 1, 2008 and June 30, 2011.

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

Critical Accounting Policies and Use of Estimates

        For a discussion of our critical accounting policies and estimates, see "Critical Accounting Policies and Use of Estimates" in the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 2, 2010.

Results of Operations

        The following table sets forth the condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2010	2009
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	25.3	26.3
Marketing and promotional	28.3	34.5
General and administrative	14.3	30.7

Total costs and expenses	67.9	91.5

Operating income	32.1	8.5
Other income (expense), net	0.2	0.1

Income before income taxes	32.3	8.6
Income tax expense	13.2	4.0

Net income	19.1%	4.6%

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

        In recent years, we have seen student enrollments and revenue continue to increase despite difficult general economic conditions. We have not seen any unfavorable impact from the decline in general economic conditions on our liquidity, capital resources or results of operations. While we cannot guarantee that these trends will continue, we believe that the performance of our company, as well as the performance of other for-profit education providers generally, has been resilient in the current economic downturn due to (i) the continued availability of Title IV funds to finance student tuition payments, (ii) increased demand for postsecondary education resulting from a deteriorating labor market, (iii) efficiencies in advertising costs and (iv) decreased turnover in enrollment advisors and other personnel. To meet the challenges of the current economy, we plan to continue to invest significantly in enrollment advisors and online advertising, which we expect will result in our total student enrollment and operating income continuing to grow, though perhaps not at the same rate as in the past.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

        Revenue.    Our revenue for the three months ended March 31, 2010, was $156.1 million, representing an increase of $71.8 million, or 85.2%, as compared to revenue of $84.3 million for the three months ended March 31, 2009. This increase was primarily due to enrollment growth of 56.5%, from 42,025 students at March 31, 2009, to 65,788 students at March 31, 2010. Enrollment growth is driven by various factors including the students' acceptance of our value proposition, the quality of lead generation efforts, the number of enrollment advisors and our ability to retain existing students. In addition to the increase in student enrollment, the revenue increase was also positively impacted by the 5% tuition increase effective April 1, 2009, and the decision to move to a single credit hour price for all Ashford University undergraduate students. The tuition increase and the move to a single credit hour price accounted for approximately 9.6% and 17.2%, respectively, of the revenue increase between periods. These increases were partially offset by an increase in institutional scholarships and promotional vouchers of $8.5 million in the aggregate between periods.

        Instructional costs and services expenses.    Our instructional costs and services expenses for the three months ended March 31, 2010, were $39.4 million, representing an increase of $17.3 million, or 78.2%, as compared to instructional costs and services expenses of $22.1 million for the three months ended March 31, 2009. This increase was primarily due to an increase in educational support services and increases in instructional costs as a result of the increase in total student enrollment. Our instructional costs and services expenses as a percentage of revenue decreased by 1.0% to 25.3% for the three months ended March 31, 2010, as compared to 26.3% for the three months ended March 31, 2009. This decrease in 2010 was driven by improvements in our cost structure due to ongoing work on process improvements, including more efficient course scheduling and use of faculty and offset slightly by increased license fees. Bad debt as a percentage of revenue was 5.1% for the three months ended March 31, 2010, as compared to 5.4% for the three months ended March 31, 2009. This decrease as a percentage of revenue was primarily due to procedural improvements in the processing of receivables.

        Marketing and promotional expenses.    Our marketing and promotional expenses for the three months ended March 31, 2010, were $44.2 million, representing an increase of $15.1 million, or 51.9%, as compared to marketing and promotional expenses of $29.1 million for the three months ended March 31, 2009. This increase was driven by greater spending in targeted marketing and online media as well as in recruitment and marketing staffing. Our marketing and promotional expenses as a percentage of revenue decreased by 6.2% to 28.3% for the three months ended March 31, 2010, from 34.5% for the three months ended March 31, 2009, primarily due to improvements in our cost structure as they relate to advertising and selling labor.

        General and administrative expenses.    Our general and administrative expenses for the three months ended March 31, 2010 were $22.3 million, representing a decrease of $3.6 million, or 13.7%, as compared to general and administrative expenses of $25.9 million for the three months ended March 31, 2009. This decrease was primarily attributable to the charge of $11.1 million taken in first quarter of 2009 relating to the settlement of a stockholder dispute, offset by increases in administrative wages, rent and stock-based compensation expense. Our general and administrative expenses as a percentage of revenue decreased by 16.4% to 14.3% for the three months ended March 31, 2010, from 30.7% for the three months ended March 31, 2009, primarily due to impact of the charge relating to the stockholder settlement taken in the first quarter of 2009, as well as decreases in administrative labor and professional fees. These decreases were offset slightly by increases in stock-based compensation expense.

        Other income (expense), net.    Other income was $0.2 million for the three months ended March 31, 2010, as compared to $0.1 million for the three months ended March 31, 2009, representing an increase of $0.1 million. The increase was primarily due to increased levels of interest income on higher average cash balances.

        Income tax expense.    We recognized tax expense for the three months ended March 31, 2010, and 2009, of $20.5 million and $3.3 million, respectively, at effective tax rates of 40.7% and 46.2%, respectively. The decrease in our effective tax rate in 2010 as compared to 2009 was primarily due to a one-time increase in an uncertain tax position in 2009.

        Net income.    Net income was $29.8 million for the three months ended March 31, 2010, compared to net income of $3.9 million for the three months ended March 31, 2009, an increase of $25.9 million, as a result of the factors discussed above.

Liquidity and Capital Resources

        We financed our operating activities and capital expenditures during the three months ended March 31, 2010 and 2009, primarily through cash provided by operating activities. Our cash and cash equivalents were $177.0 million at March 31, 2010, and $125.6 million at December 31, 2009. Our restricted cash was $25,000 at March 31, 2010, and December 31, 2009. At March 31, 2010, and December 31, 2009, we had marketable securities of $45.0 million.

Available borrowing facilities

        On January 29, 2010, we entered into a $50 million revolving line of credit with Comerica Bank, or Comerica, pursuant to a Credit Agreement, Revolving Credit Note and Security Agreement, which agreements we collectively refer to as the Loan Documents. Under the Loan Documents, Comerica has agreed to make loans to us and issue letters of credit on our behalf, subject to the terms and conditions of the Loan Documents. Amounts subject to letters of credit issued under the Loan Documents are treated as limitations on available borrowings under the line of credit. Interest is paid monthly under the line of credit, and principal is paid on the maturity date of the line of credit. The line of credit has a two-year term and matures on January 29, 2012. Interest accrues on amounts outstanding under the line of credit, at our option, at either (1) Comerica's prime reference rate + 0.00% or (2) one month, two month or three month LIBOR + 2.25%. As security for the performance of our obligations under the Loan Documents, we granted Comerica a first priority security interest in substantially all of our assets, including our real property.

        The Loan Documents contain financial covenants requiring (i) our educational institutions to maintain Title IV eligibility and (ii) our maintenance of specified adjusted quick ratios, minimum profitability, minimum cash balances and U.S. Department of Education financial responsibility composite scores. The Loan Documents contain other customary affirmative and negative covenants (including cash controls, financial reporting covenants and prohibitions on acquisitions, dividends, stock redemptions and other cash expenditures over a specified amount without Comerica's reasonable consent), representations and warranties and events of default (including the occurrence of a "material adverse effect," as defined in the Loan Documents). We were in compliance with all financial covenants in the Loan Documents as of March 31, 2010.

        The Loan Documents were used, in part, to refinance the outstanding letters of credit under the Loan and Security Agreement between us and Comerica dated April 12, 2004, as amended, which we refer to as the Prior Agreement. Upon the effectiveness of the Loan Documents, the Prior Agreement was terminated, except that letters of credit outstanding under the Prior Agreement were deemed to be letters of credit issued under the Loan Documents.

        As of March 31, 2010, we used the availability under the line of credit to issue letters of credit aggregating $7.2 million. We had no borrowings outstanding under the line of credit as of March 31, 2010.

        As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of March 31, 2010, the total available surety bond facility was $1.5 million and we had issued surety bonds totaling $1.1 million under such facility.

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

        In July 2009, the U.S. Department of Education notified us that the University of the Rockies received a composite score of 1.7 for the fiscal year ended December 31, 2008, and was released from the requirement to post a letter of credit. In August 2009, the U.S. Department of Education notified us that Ashford University received a composite score of 1.6 for the fiscal year ended December 31, 2008, and was released from the requirement to post a letter of credit based on the financial responsibility test.

        For the year ended December 31, 2009, we expect our composite score on a consolidated basis to be approximately 2.9. We believe that this composite score will not require us to post a letter of credit in favor of the U.S. Department of Education or to conform to the regulations of the heightened cash monitoring level one method of payment, based upon the financial responsibility test. However, this is subject to determination by the U.S. Department of Education once it reviews our audited financial statements for the year ended December 31, 2009.

Operating activities

        Net cash provided by operating activities was $54.6 million and $32.3 million for the three months ended March 31, 2010 and 2009, respectively. The increase from 2009 to 2010 was primarily due to increases in net income based upon increased tuition and fees resulting from a substantial increase in total student enrollment at our academic institutions. We expect to continue to generate cash from our operating activities for the foreseeable future.

Investing activities

        Net cash used in investing activities, which consisted primarily of capital expenditures in both periods, was $3.6 million and $7.2 million for the three months ended March 31, 2010 and 2009, respectively. We will continue to invest in computer equipment and office furniture and fixtures to support our increasing employee headcount. For the year ending December 31, 2010, we expect our capital expenditures to be approximately $48.0 million.

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

Financing activities

        Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2010, and net cash used in financing activities was $2.4 million for the three months ended March 31, 2009. During the three months ended March 31, 2010, net cash provided by financing activities was generated primarily from warrant and option exercises of $0.9 million and the excess tax benefit of option exercises of $0.2 million, offset by payments made on capital lease obligations of $0.6 million.

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

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Recent Accounting Pronouncements Not Yet Adopted

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market and credit risk

        Pursuant to our cash investment policy, we attempt to mitigate the exposure of our cash and short term investments to market and credit risk by (i) diversifying concentration risk to ensure that we are not overly concentrated in a limited number of financial institutions, (ii) monitoring and managing the risks associated with the national banking and credit markets, (iii) investing in U.S. dollar-denominated assets and instruments only, (iv) diversifying account structures so that we maintain a decentralized account portfolio with numerous stable, highly-rated and liquid financial institutions and (v) ensuring that our investment procedures maintain a defined and specific scope such that we will not invest in higher-risk investment assets, including long-term corporate bonds, financial swaps or derivative and corporate equities. Accordingly, under the guidelines of the policy, we invest our excess cash exclusively in high-quality, short-term, U.S. dollar-denominated financial instruments.

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

Interest rate risk

        To the extent we borrow funds under our line of credit with Comerica, we would be subject to fluctuations in interest rates. As of March 31, 2010, we had no borrowings under the line of credit with Comerica.

        Our future investment income may fall short of expectations due to changes in interest rates. At March 31, 2010, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned from cash equivalents or marketable securities.

Item 4.    Controls and Procedures.

Evaluation of disclosure controls and procedures

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at the end of the period covered by this report.

Changes in internal control over financial reporting

        There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        In the ordinary conduct of business, we may be subject to various lawsuits and claims covering a wide range of matters, including, but not limited to, claims involving students or graduates and routine employment matters. We do not believe that the outcome of any pending claims will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Item 1A.    Risk Factors.

        Investing in our common stock involves risk. You should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 2, 2010. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        On March 17, 2010, we issued 11,111 shares of common stock to an investor upon the exercise of a warrant to purchase common stock at an exercise price of $1.125 per share for total proceeds to us of $12,500. We concluded the investor qualified as an accredited investor under Rule 501(a) of Regulation D promulgated pursuant to the Securities Act based on representations made by the investor at the time of issuance of the shares. The shares were offered and sold in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. An appropriate restrictive legend was placed on the stock certificate.

        On April 9, 2010, we issued 47,300 shares of common stock to an investor upon the exercise of a warrant to purchase common stock at a weighted average exercise price of $6.95 per share for total proceeds to us of $328,885. We concluded the investor qualified as an accredited investor under Rule 501(a) based on representations made by the investor at the time of issuance of the shares. The shares were offered and sold in reliance on the exemption from registration provided by Section 4(2) and Rule 506. An appropriate restrictive legend was placed on the stock certificate.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Reserved.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on May 21, 2009).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Form S-1 filed on March 20, 2009).
4.1	Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1 filed on March 30, 2009).
4.2	Second Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Form S-1 filed on September 4, 2009).
10.1	Third Addendum to Master Services and License Agreement dated January 12, 2010, with eCollege.com (incorporated by reference to Exhibit 10.47 to the Form 10-K filed with the SEC on March 2, 2010).†
10.2	Credit Agreement dated January 29, 2010, with Comerica Bank (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on February 3, 2010).
10.3	Revolving Credit Note dated January 29, 2010, with Comerica Bank (incorporated by reference to Exhibit 99.2 to the Form 8-K filed with the SEC on February 3, 2010).
10.4	Security Agreement dated January 29, 2010, with Comerica Bank (incorporated by reference to Exhibit 99.3 to the Form 8-K filed with the SEC on February 3, 2010).
10.5	First Amendment to Office Lease dated March 12, 2010, with Kilroy Realty, L.P.†
10.6	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on March 22, 2010).
10.7	Bridgepoint Education Nonqualified Deferred Compensation Plan.
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

BRIDGEPOINT EDUCATION, INC.
May 3, 2010	/s/ DANIEL J. DEVINE Daniel J. Devine Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)