Form 10-Q
period 2010-06-30
Bridgepoint Education Inc
filed 2010-08-03
CIK 1305323

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or
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

        The total number of shares of common stock outstanding as of July 30, 2010, was 54,687,620.

BRIDGEPOINT EDUCATION, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	As of June 30, 2010	As of December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$185,870	$125,562
Restricted cash	25	25
Marketable securities	20,009	44,988
Accounts receivable, net	81,517	43,232
Deferred income taxes	3,545	4,027
Prepaid expenses and other current assets	12,712	9,581

Total current assets	303,678	227,415
Property and equipment, net	55,845	47,362
Goodwill and intangibles	3,322	3,201
Deferred income taxes	13,986	13,491
Other long term assets	4,696	3,762

Total assets	$381,527	$295,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,006	$2,870
Accrued liabilities	23,646	24,579
Deferred revenue and student deposits	125,210	121,752
Other current liabilities	—	172

Total current liabilities	159,862	149,373
Rent liability	9,752	6,896
Other long term liabilities	5,673	4,353

Total liabilities	175,287	160,622
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized, no shares issued and outstanding at June 30, 2010, and December 31, 2009	—	—
Common stock, $0.01 par value:
300,000 shares authorized, 54,684 and 54,266 shares issued and outstanding at June 30, 2010, and December 31, 2009, respectively	547	543
Additional paid-in capital	89,767	83,233
Retained earnings	115,926	50,833

Total stockholders' equity	206,240	134,609

Total liabilities and stockholders' equity	$381,527	$295,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$173,840	$110,908	$329,907	$195,183
Costs and expenses:
Instructional costs and services	43,257	28,357	82,693	50,491
Marketing and promotional	50,096	39,655	94,309	68,760
General and administrative	21,257	41,093	43,588	66,976

Total costs and expenses	114,610	109,105	220,590	186,227

Operating income	59,230	1,803	109,317	8,956
Other income, net	370	44	617	116

Income before income taxes	59,600	1,847	109,934	9,072
Income tax expense	24,330	587	44,841	3,925

Net income	35,270	1,260	65,093	5,147
Accretion of preferred dividends	—	(103)	—	(645)

Net income available to common stockholders	$35,270	$1,157	$65,093	$4,502

Earnings per common share:
Basic	$0.65	$0.02	$1.19	$0.08

Diluted	$0.58	$0.02	$1.07	$0.07

Weighted average common shares outstanding used in computing earnings per common share:
Basic	54,608	46,066	54,490	24,938

Diluted	60,728	52,236	60,613	30,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited)

(In thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings
	Shares	Par Value			Total
Balance at December 31, 2009	54,266	$543	$83,233	$50,833	$134,609
Stock-based compensation	—	—	3,681	—	3,681
Exercise of options	112	1	410	—	411
Excess tax benefit of option exercises	—	—	757	—	757
Stock issued under employee stock purchase plan	35	—	501	—	501
Exercise of warrants	271	3	1,185	—	1,188
Net income	—	—	—	65,093	65,093

Balance at June 30, 2010	54,684	$547	$89,767	$115,926	$206,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$65,093	$5,147
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	16,262	9,097
Depreciation and amortization	3,776	2,467
Amortization of premium/discount	(12)	—
Deferred income taxes	(13)	(11,889)
Stock-based compensation	3,681	32,007
Excess tax benefit of option exercises	(757)	(429)
Stockholder settlement (non-cash portion)	—	10,577
Loss on disposal of fixed assets	—	42
Changes in operating assets and liabilities:
Accounts receivable	(54,547)	(22,551)
Prepaid expenses and other current assets	(3,131)	1,100
Other long term assets	(934)	47
Accounts payable and accrued liabilities	7,899	4,907
Deferred revenue and student deposits	3,458	42,679
Other liabilities	4,638	3,310

Net cash provided by operating activities	45,413	76,511
Cash flows from investing activities
Capital expenditures	(12,060)	(12,015)
Purchases of marketable securities	(5,009)	(10,000)
Business acquisition	—	(1,500)
Restricted cash	—	(25)
Capitalized course development costs	(259)	—
Maturities of marketable securities	30,000	—

Net cash provided by (used in) investing activities	12,672	(23,540)
Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs of $8.0 million	—	28,777
Proceeds from exercise of stock options	411	38
Excess tax benefit of option exercises	757	429
Issuance of common stock under employee stock purchase plan	501	—
Proceeds from exercise of warrants	1,188	973
Payments of notes payable	—	(26)
Payments on conversion of preferred stock	—	(27,707)
Payments of capital lease obligations	(634)	(74)

Net cash provided by financing activities	2,223	2,410

Net increase in cash and cash equivalents	60,308	55,381
Cash and cash equivalents at beginning of period	125,562	56,483

Cash and cash equivalents at end of period	$185,870	$111,864

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$810	$853

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business

        Bridgepoint Education, Inc. (together with its subsidiaries, the "Company"), incorporated in 1999, is a provider of postsecondary education services. Its wholly-owned subsidiaries, Ashford University and the University of the Rockies, are regionally accredited academic institutions that offer associate's, bachelor's, master's and doctoral programs in such disciplines as business, education, psychology, social sciences and health sciences. These institutions deliver programs online, as well as at their traditional campuses located in Clinton, Iowa, and Colorado Springs, Colorado.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The condensed consolidated financial statements include the accounts of Bridgepoint Education, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions.

Unaudited Interim Financial Information

        The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 2, 2010. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company's condensed consolidated financial position, results of operations and cash flows.

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

3. Earnings Per Share

        Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. In prior periods, the Company calculated basic earnings per common share using the two-class method. Under the two-class method, net income is allocated between common shares and other participating securities based on their participating rights.

        Diluted earnings per common share is calculated by dividing net income available to common stockholders by the sum of (i) the weighted average number of common shares outstanding for the period and (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive. Potentially dilutive securities may include options, warrants and shares of redeemable convertible

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

3. Earnings Per Share (Continued)

preferred stock. The numerator of diluted earnings per common share is calculated by starting with income allocated to common shares and adding back income attributable to shares of redeemable convertible preferred stock to the extent such an adjustment would be dilutive. Potentially dilutive common shares for the three and six months ended June 30, 2010, consisted of incremental shares of common stock issuable upon the exercise of options and warrants. Potentially dilutive common shares for the three and six months ended June 30, 2009, consisted of incremental shares of common stock issuable upon the exercise of options and warrants and upon the conversion of shares of redeemable convertible preferred stock.

        The following table sets forth the computation of the basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income	$35,270	$1,260	$65,093	$5,147
Accretion of preferred dividends	—	(103)	—	(645)

Net income available to common stockholders	$35,270	$1,157	$65,093	$4,502

Denominator:
Weighted average number of common shares outstanding	54,608	46,066	54,490	24,938
Effect of dilutive options	5,814	5,476	5,754	4,348
Effect of dilutive warrants	306	694	369	994

Diluted weighted average number of common shares outstanding	60,728	52,236	60,613	30,280

Earnings per common share:
Basic earnings per common share	$0.65	$0.02	$1.19	$0.08

Diluted earnings per common share	$0.58	$0.02	$1.07	$0.07

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Redeemable convertible preferred stock	—	11,676	—	29,066

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

3. Earnings Per Share (Continued)

(b)
Options:

        For the periods indicated below, the computation of dilutive common shares outstanding excludes certain options to purchase shares of common stock because their effect was anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Options	296	2,354	183	1,183

        In 2009, the Company calculated basic earnings per common share using the two-class method to reflect the participation rights of each class and series of stock. Basic net income is computed for common stock outstanding during the period by dividing net income allocated to the participation rights of each class by the weighted average number of common shares outstanding during the period.

        There were no participating securities other than common stock outstanding for the three or six month periods ended June 30, 2010. The following presents the net income allocated to each class of capital stock in the calculation of basic earnings per common share for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income attributable to common stockholders	$35,270	$1,157	$65,093	$4,502
Net income allocated to redeemable convertible preferred stock	—	103	—	645

Net income	$35,270	$1,260	$65,093	$5,147

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Weighted Avg Shares	Income Allocation	Weighted Avg Shares	Income Allocation
Common stock	46,066	$923	24,938	$2,080
Redeemable convertible preferred stock	11,676	337	29,066	3,067

Total		$1,260		$5,147

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
  Exercise of options and warrants;

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

3. Earnings Per Share (Continued)

  (ii)
  For the three and six months ended June 30, 2009, the optional conversion of all outstanding shares of redeemable convertible preferred stock, with each share of redeemable convertible preferred stock being converted into 2.265380093 shares of common stock; and

  (iii)
  For the three and six months ended June 30, 2009, the issuance of shares of common stock at fair value in payment of the accreted value of the redeemable convertible preferred stock to the holders of redeemable convertible preferred stock.

4. Significant Balance Sheet Accounts

Accounts Receivable, Net

        Accounts receivable, net, consist of the following (in thousands):

	As of June 30, 2010	As of December 31, 2009
Accounts receivable	$104,281	$59,403
Less allowance for doubtful accounts	(22,764)	(16,171)

Accounts receivable, net	$81,517	$43,232

        The following table presents the changes in the accounts receivable allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
For the six months ended June 30, 2010	$16,171	16,262	(9,669)	$22,764
For the six months ended June 30, 2009	$18,246	9,097	(7)	$27,336

(1)
Deductions represent accounts written off, net of recoveries.

Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consist of the following (in thousands):

	As of June 30, 2010	As of December 31, 2009
Prepaid expenses	$3,461	$2,723
Prepaid licenses	2,016	3,588
Prepaid insurance	1,354	1,646
Other current assets	1,166	1,624
Income tax receivable	4,715	—

Total prepaid expenses and other current assets	$12,712	$9,581

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Significant Balance Sheet Accounts (Continued)

Property and Equipment, Net

        Property and equipment, net, consist of the following (in thousands):

	As of June 30, 2010	As of December 31, 2009
Land	$2,871	$2,864
Buildings	12,078	8,610
Furniture, office equipment and software	41,955	34,510
Leasehold improvements	12,815	11,615
Vehicles	66	66

Total property and equipment	69,785	57,665
Less accumulated depreciation and amortization	(13,940)	(10,303)

Total property and equipment, net	$55,845	$47,362

Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	As of June 30, 2010	As of December 31, 2009
Accrued salaries and wages	$8,701	$7,953
Accrued bonus	2,317	4,466
Accrued vacation	3,735	2,549
Accrued expenses	8,893	8,239
Accrued income taxes payable	—	1,372

Total accrued liabilities	$23,646	$24,579

5. Fair Value Measurements

        The Company uses the three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either observable directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. During the three and six months ended June 30, 2010, there were no transfers in or out of any fair value level of measurement.

        The following table summarizes the fair value information of marketable securities at June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$15,000	$—	$15,000
Demand notes	—	5,009	—	5,009

Total	$—	$20,009	$—	$20,009

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

        The Loan Documents contain financial covenants requiring the Company's educational institutions to maintain Title IV eligibility (see Note 11, Regulatory) as well as the Company's maintenance of specified adjusted quick ratios, minimum profitability, minimum cash balances and U.S. Department of Education ("Department") financial responsibility composite scores. The Loan Documents contain other customary affirmative and negative covenants (including cash controls, financial reporting covenants and prohibitions on acquisitions, dividends, stock redemptions and other cash expenditures over a specified amount without Comerica's reasonable consent), representations and warranties and events of default (including the occurrence of a "material adverse effect," as defined in the Loan Documents). The Company was in compliance with all financial covenants as of June 30, 2010.

        As of June 30, 2010, the Company used the availability under the line of credit to issue letters of credit aggregating $7.2 million. The Company had no borrowings outstanding under the line of credit as of June 30, 2010.

        As part of its normal business operations, the Company is required to provide surety bonds in certain states where it does business. In May 2009, the Company entered into a surety bond facility with an insurance company to provide such bonds when required. As of June 30, 2010, the total available surety bond facility was $1.5 million and the Company had issued surety bonds totaling $1.2 million under such facility.

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

        The redeemable convertible preferred stock ranked senior to all common stock. The holders of redeemable convertible preferred stock were not entitled to any dividends except if the Company declared, set aside or paid any dividend on the common stock (other than dividends payable solely in additional shares of common stock), in which case holders of the redeemable convertible preferred stock could participate in any such dividends on a per share as-converted basis. Such dividends were payable when and as declared by the Company's board of directors. No preferred stock dividends were declared during the three months ended June 30, 2009. See "Preferred Dividends" below for payments upon liquidation, dissolution or winding up of the Company and payments upon optional conversion.

        Each issued and outstanding share of redeemable convertible preferred stock was entitled to the number of votes equal to the number of shares of common stock into which it convertible with respect to matters presented to the stockholders of the Company for their action or consideration.

        Each share of redeemable convertible preferred stock was convertible, at the option of the holder, at any time, into 2.265380093 shares of common stock. As of June 30, 2010 and 2009, there were no outstanding shares of redeemable convertible preferred stock.

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

8. Stock-Based Compensation

        The Company recorded $1.7 million and $32.0 million of stock-based compensation expense for the three months ended June 30, 2010 and 2009, respectively, and $3.7 million and $32.0 million for the six months ended June 30, 2010 and 2009, respectively. The related income tax benefit was $0.7 million and $12.4 million for the three months ended June 30, 2010 and 2009, respectively, and $1.5 million and $12.4 million for the six months ended June 30, 2010 and 2009, respectively.

        The Company granted options to purchase 0.4 million shares of common stock during the three months ended June 30, 2010. During the three months ended June 30, 2010, options to purchase 79,000 shares of common stock were exercised with an aggregate intrinsic value of $1.5 million. The actual tax benefit from these exercises was $0.5 million.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

8. Stock-Based Compensation (Continued)

        The following assumptions were used to value the options granted during the three months ended June 30, 2010, pursuant to the Black-Scholes option pricing model:

Weighted average exercise price per share	$24.66
Risk-free interest rate	2.8%
Expected dividend yield	—
Expected volatility	45.9%
Expected life (in years)	6.25
Weighted average grant date fair value per share	$11.80

        As of June 30, 2010, there was $9.9 million of unrecognized compensation costs related to time vested options and $44,000 of unrecognized compensation costs related to performance vested options.

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

        The compensation expense that was recorded for the exit options during the second quarter of 2009 was $30.4 million in the aggregate ($0.1 million related to the portion of the exit options vesting under the original vesting conditions and $30.3 million related to the portion of the exit options vesting under the additional vesting condition), which was based upon the sale by Warburg Pincus of 20.8% of its ownership of the Company's common stock (as-converted) in the Company's initial public offering. The incremental compensation cost resulting from the modification was $30.0 million. The incremental compensation expense was calculated using the Black-Scholes option pricing model, including a fair value of common stock of $14.91, an exercise price of either $0.07 or $0.13 based on the respective exit options, an estimated life of three years, a zero dividend yield, volatility of 65% and a risk free interest rate of 1.28%. This compensation expense was recorded in accordance with where the related optionee's regular compensation is recorded.

9. Warrants

        The Company has issued warrants to purchase common stock to various employees, consultants, licensors and lenders. Each warrant represents the right to purchase one share of common stock. No warrants were issued during the three months ended June 30, 2010. During the three months ended June 30, 2010, warrants to purchase 47,000 shares of common stock were exercised. As of June 30, 2010, and December 31, 2009, all outstanding warrants were exercisable. The following table

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

9. Warrants (Continued)

summarizes information with respect to all warrants outstanding as of June 30, 2010, and December 31, 2009 (in thousands, except exercise prices):

Exercise Price	June 30, 2010	December 31, 2009	Expiration Date
$1.125	56	75	2013
$2.250	87	140	2013
$2.835	172	172	2013
$2.925	19	19	2013
$4.500	—	167	2013
$9.000	6	39	2013

Total	340	612

10. Income Taxes

        The Company's current estimated annual effective income tax rate that has been applied to normal, recurring operations for the six months ended June 30, 2010, was 40.7%. The Company's effective income tax rate was 40.8% for the six months ended June 30, 2010. The effective rate for the six months ended June 30, 2010, differed from the Company's estimated annual effective tax rate due to the impact of discrete items on the Company's income before the provision for income taxes. At June 30, 2010, and December 31, 2009, the Company had $5.2 million and $3.8 million of gross unrecognized tax benefits, respectively, of which $3.9 million and $3.0 million, respectively, would impact its effective income tax rate if recognized.

        The Company is subject to U.S. federal income tax and multiple state tax jurisdictions. The 2003 through 2009 tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

        The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of June 30, 2010, and December 31, 2009, was $0.6 million and $0.2 million, respectively.

11. Regulatory

        The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965 ("Higher Education Act") and the regulations promulgated thereunder by the Department subject the Company to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the Higher Education Act.

        To participate in Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is physically located, accredited by an accrediting agency recognized by the Department and certified as eligible by the Department. The Department will certify an institution to participate in Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11. Regulatory (Continued)

Department on an ongoing basis. As of June 30, 2010, management believes the Company is in compliance with the applicable regulations in all material respects.

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

Compliance Audit by the U.S. Department of Education's Office of the Inspector General ("OIG")

        On May 24, 2010, Ashford University received a draft audit report from the OIG regarding its compliance audit of the university. The compliance audit commenced in May 2008 and covered the period March 10, 2005 through June 30, 2009. The scope of the audit covered Ashford University's administration of Title IV program funds, including compliance with regulations governing institutional and student eligibility, awards and disbursements of Title IV program funds, verification of awards, returns of unearned funds and compensation of financial aid and recruiting personnel. The draft audit report contained the following audit findings:

  •
  The university's compensation plan design for enrollment advisors provided incentive payments for securing enrollments, but did not maintain documentation to support eligibility for the safe harbor that permits salary adjustments that are based in part on securing enrollments. As a result, the OIG could not determine whether the university was in compliance with the safe harbor.

  •
  The university did not always properly calculate the amount of funds it was required to return to Title IV programs.

  •
  The university did not always return Title IV program funds timely.

  •
  The university lacked proper authorization to retain student credit balances.

  •
  The university did not always disburse Title IV program funds in accordance with applicable regulations or university policy.

  •
  The university did not always have documentation to support online students' leaves of absence.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

12. Commitments and Contingencies (Continued)

These findings were accompanied by draft recommendations to the Department's Office of Federal Student Aid regarding certain administrative remedies. With respect to the finding regarding Ashford University's compensation plan for enrollment advisors, the OIG included a draft recommendation to the Office of Federal Student Aid that it consider requiring Ashford University to provide documentation to support its assertion that the method it used to determine the salaries of its enrollment advisors qualifies for the relevant safe harbor, and if it cannot do so, consider taking appropriate action to fine, limit, suspend or terminate Ashford University's participation in Title IV programs. The findings regarding improper calculation of Title IV funds, untimely return of Title IV funds and improper disbursement of Title IV funds were also accompanied by draft recommendations to the Office of Federal Student Aid that it consider taking appropriate action to fine, limit, suspend or terminate Ashford University's participation in Title IV programs.

        In July 2010, pursuant to an extension of time from the OIG, Ashford University submitted its responses to the findings and recommendations in the OIG's draft audit report. After the OIG has considered Ashford University's responses, it will issue the final audit report. The Office of Federal Student Aid would then consider the findings and recommendations in the final audit report and engage in a dialog with Ashford University prior to it taking any action. If the Office of Federal Student Aid were to assess a fine or commence an administrative action against Ashford University, Ashford University would have a further opportunity to respond to the decision of the Office of Federal Student Aid through a series of administrative proceedings.

        The Company cannot predict the ultimate extent of the final audit findings or the potential liability or remedial actions, if any, that may result from any recommendations by the OIG in the final audit report.

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

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

14. Subsequent Event

        On August 3, 2010, the Company announced that its Board of Directors has authorized the repurchase of up to $60.0 million of the Company's outstanding shares of common stock over the next 12 months. Under the share repurchase program, the Company may purchase shares from time to time in the open market, through block trades or otherwise.

        The timing and extent of any repurchases will depend upon market conditions, the trading price of the Company's shares and other factors, and subject to the restrictions relating to volume, price and timing under applicable law. The share repurchase program may be commenced or suspended at any time or from time to time by the Company.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1 of this report. For additional context with which to understand our financial condition and results of operations, see the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 2, 2010, as well as the consolidated financial statements and related notes contained therein.

Forward-Looking Statements

        This MD&A and other sections of this report contain "forward-looking statements" as defined by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources. These forward-looking statements may include, without limitation, statements regarding: the resilience of our enrollments during the economic downturn; our institutions' ability to satisfy composite score requirements under Title IV; proposed new programs; our anticipated growth rate; our anticipated seasonal fluctuations in results of operations; expectations regarding the timing, content and impact of new regulations, including the proposed rules in the Notice of Proposed Rulemaking issued by the U.S. Department of Education (the "Department") in June 2010 and July 2010 regarding incentive compensation, gainful employment, state authorization and other matters; proposed new jurisdictional requirements of the Higher Learning Commission; the results of visits from Higher Learning Commission visiting teams; expectations that regulatory developments or other matters will not have a material adverse effect on our enrollments, financial position, results of operations and our liquidity; expectations regarding the findings and recommendations in the final audit report to be received from the Department's Office of Inspector General regarding its compliance audit of Ashford University; expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations; projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; management's goals and objectives; expectations regarding the efficacy of investment in advertising and enrollment advisors; and other similar matters that are not historical facts. Words such as "may," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions, as well as statements in the future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking.

        Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward- looking statements are based on information available at the time those statements are made and management's good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. See "Risk Factors" in Part II, Item 1A of this report for a discussion of some of these risks and uncertainties.

Overview

Background

        We are a provider of postsecondary education services. Our regionally accredited academic institutions, Ashford University and the University of the Rockies, offer associate's, bachelor's, master's and doctoral programs in such disciplines as business, education, psychology, social sciences and health sciences.

        Our institutions deliver programs online as well as at their traditional campuses located in Clinton, Iowa and Colorado Springs, Colorado. As of June 30, 2010, our institutions offered approximately 1,200 courses, 70 degree programs and 130 specializations and concentrations. We had 67,744 students enrolled in our institutions as of June 30, 2010.

Regulatory developments

        U.S. Department of Education Rulemaking.    On June 18, 2010, the Department published in the Federal Register a Notice of Proposed Rulemaking ("June NPRM") related to Title IV program integrity issues and foreign school issues. The June NPRM addresses each of the 14 topics discussed at the negotiated rulemaking sessions held in November 2009, December 2009 and January 2010, including, among others, the following: the definition of a high school diploma for the purposes of establishing institutional eligibility to participate in Title IV programs and student eligibility to receive Title IV aid; standards regarding the payment of incentive compensation; establishing requirements for institutions to submit information on program completers for programs that prepare students for gainful employment in recognized occupations; revising the definition of what constitutes a "substantial misrepresentation" made by an institution; standards regarding the sufficiency of a state's authorization of an institution for the purpose of establishing an institution's eligibility to participate in Title IV programs; and the definition of a credit hour for purposes of determining program eligibility for Title IV student financial aid. On July 26, 2010, the Department published in the Federal Register another Notice of Proposed Rulemaking ("July NPRM") related to a definition of "gainful employment" for purposes of determining whether certain educational programs comply with the Title IV requirement of preparing students for gainful employment in a recognized occupation.

        We believe the following proposed rules in the June NPRM and July NPRM, if adopted, are likely to have the most impact on our business and institutions:

        Incentive compensation.    The Higher Education Act of 1965, as amended ("Higher Education Act"), prohibits an institution from making any commission, bonus or other incentive payments based directly or indirectly on securing enrollments or financial aid to any persons or entities involved in student recruiting or admissions activities, or in making decisions about the award of student financial assistance. Under current Department regulations, there are 12 "safe harbor" provisions which specify certain activities and arrangements that an institution may carry out without violating the prohibition against incentive compensation reflected in the Higher Education Act, including the following:

  •
  an institution may make up to two adjustments (upward or downward) to a covered employee's salary or fixed hourly wage rate within any 12-month period without the adjustment being considered an incentive payment, provided that no adjustment is based solely on the number of students recruited, admitted, enrolled or awarded financial aid;

  •
  a covered employee may be compensated based upon students successfully completing their educational programs; and

  •
  the incentive payment prohibition in the Higher Education Act does not apply to managerial and supervisory employees who do not directly manage or supervise employees who are directly involved in recruiting or admissions activities, or the awarding of Title IV funds.

        In the June NPRM, the Department proposes to delete all 12 safe harbors, taking the position that any adjustment to compensation based directly or indirectly on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the Higher Education Act. Among other examples, the Department asserts that compensating employees based upon students successfully completing educational programs is "indirectly" based on securing enrollments (i.e., unless the student enrolls, the student cannot successfully complete an educational program), and also that the incentive compensation prohibition should extend all the way to the senior management of an institution or organization. The Department contends that an institution would still be able to make merit-based adjustments to employee compensation, but asserts that an institution is not permitted to consider, and that incentive payments should not be based in any part on, directly or indirectly, an employee's success in securing student enrollments or the award of financial aid or institutional goals based on that success, among other factors.

        If the proposed rule is adopted and the 12 safe harbors for incentive compensation are eliminated, we would have to modify some of our compensation practices. Such a change could affect our ability to compensate our enrollment advisors and other employees in a manner that appropriately reflects their relative merit, which in turn could (1) reduce the effectiveness of our employees and make it more difficult for us to attract and retain staff with the desired talent and motivation to succeed and (2) impair our ability to sustain and grow our business.

        Gainful employment.    Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs only to the extent that their educational programs lead to "gainful employment" in a recognized occupation, with the limited exception of qualified programs leading to a bachelor's degree in liberal arts. In the July NPRM, the Department proposes to assess whether a program leads to "gainful employment" by applying two tests: one test based on debt-to-income ratios and the other test based on repayment rates:

  •
  Under the debt-to-income test, the Department would annually calculate (1) the ratio of the annual loan payment for the program to the average annual earnings of the students who completed the program and (2) the ratio of the annual loan payment for the program to the discretionary income of students who completed the program. The annual loan payment would be calculated using the median loan debt of all students who completed the program in the three most recently completed award years prior to the earnings year and using standard repayment terms (i.e., a 10-year repayment schedule and the current annual interest rate on Federal unsubsidized loans). Loan debt would include Title IV loans (except Parent PLUS loans) and any private educational loans or debt obligations arising from institutional financing plans, but would not include any student loan that a student incurred at prior institutions or subsequent institutions unless the institutions are under common ownership or control, or are otherwise related entities. Average annual earnings would be calculated by the Department using actual, average annual earnings obtained from the Social Security Administration or another federal agency for the students who completed the program in the most recent three-fiscal year period. Discretionary income would be calculated based on the difference between average annual earnings and 150 percent of the most current Poverty Guideline for a single person in the continental United States. The 2009 Poverty Guideline was $10,830.

  •
  Under the repayment rate test, the Department would annually calculate a loan repayment rate by dividing (1) the original outstanding principal balance of all loans repaid by (2) the original outstanding principal balance of all Federal Family Education Loan (FFEL) and Direct loans which entered repayment in the prior four federal fiscal years and are owed by students who attended the program (i.e., not just borrowers who completed the program). A loan would be counted as repaid if the borrower: (1) made loan payments during the most recent fiscal year that reduced the outstanding principal balance: (2) made qualifying payments on the loan under the Public Service Loan Forgiveness Program: or (3) paid the loan in full, excluding loans paid in full through consolidation, unless and until the consolidated loan is paid in full. A loan would not be counted as repaid if the borrower is meeting its legal obligations, but not actively repaying the loan, such as a loan in deferment or forbearance or on an income-contingent repayment plan and paying only interest. The ratio excludes loan amounts for borrowers in military or in-school deferment, and borrowers entering repayment in the final six months of the most recent federal fiscal year. The original outstanding principal balance would be the balance on FFEL and Direct loans, including capitalized interest, on the date those loans entered repayment.

        Based on the program's performance under these two tests, the program may be fully eligible, have restricted eligibility or be ineligible to participate in Title IV programs:

  •
  Fully eligible programs would have either (1) at least a 45% loan repayment rate, or (2) graduates with a debt-to-income ratio of less than 20% of discretionary income or 8% of average annual earnings. Unless a fully eligible program passes both benchmarks, institutions would have to disclose the program's repayment rates and debt-to-income ratios and alert current and prospective students that they may have difficulty repaying loans obtained for attending that program.

  •
  Ineligible programs would have a less than 35% loan repayment rate, and graduates with a debt-to-income ratio above 30% of discretionary income and 12% of average annual earnings. An ineligible program may not offer Title IV aid to new students, but can provide aid to current students for the remainder of the award year in which the program became eligible and the following award year. The institution would have to disclose the program's repayment rates and debt-to-income ratios and alert students that they may have difficulty repaying loans obtained for attending that program.

  •
  All other programs would be restricted programs. The proposed regulations would limit the enrollment of Title IV recipients in restricted programs to the average number enrolled during the prior three award years, require the institution to demonstrate employer support for the program, warn consumers and current students that they may have difficulty repaying loans obtained for attending the program and provide the most recent debt measures for the program. Institutions would demonstrate employer support for a program by providing documentation from employers not affiliated with the institution affirming that the curriculum of the program aligns with the recognized occupations at those employers' businesses, and that there are projected job vacancies or expected demand for those occupations at those businesses. The number and locations of the businesses for which affirmation is required must be commensurate with the anticipated size of the program.

        Institutions with one or more ineligible or restricted programs would be subject to provisional certification. For a new program to be eligible to participate in Title IV programs, the proposed rules would require an institution to apply to have the program approved by the Department. As part of its application, the institution would need to provide: (1) the projected enrollment for the program for the next five years for each location of the institution that will offer the additional program, (2) documentation of employer support for the program similar to that described above for programs on restricted status, and (3) if the additional program constitutes a substantive change, documentation of the approval of the substantive change from its accrediting agency. In determining whether to approve the new program, the Department could restrict the approval for an initial period based on the institution's enrollment projections and demonstrated ability to offer programs that lead to gainful employment. If the new program constitutes a substantive change based solely on program content, it would be subject to the gainful employment measures as soon as data on the loan repayment rate and debt measures are available. Otherwise, the loan repayment rate and debt measures for the new program would be based, in part, on loan data from the institution's other programs currently or previously offered that are in the same job family, as defined by the Bureau of Labor Statistics.

        To give programs an opportunity to improve and to ensure data integrity, programs may not be found ineligible to participate in Title IV programs on account of the proposed new gainful employment regulations until the 2012-2013 award year. The proposed regulations would also establish a transition year during the award year beginning July 1, 2012 which would cap the number of programs which may be deemed ineligible. However, the portion of the proposed regulations regarding the eligibility of new programs would become effective July 1, 2011. If the proposed regulations regarding gainful employment are adopted by the Department, we may need to modify or eliminate some of the educational programs at our institutions, or delay the introduction of new programs, which could have a negative impact on our growth and enrollments.

        State authorization.    To be eligible to participate in Title IV programs, an institution must be licensed or authorized to offer its educational programs by the states in which it is physically located. Ashford University's campus is located in Iowa, and the institution is exempt from having to register as a postsecondary school in the state of Iowa based primarily on its accreditation from the Higher Learning Commission of the North Central Association of Colleges and Schools ("Higher Learning Commission"). The June NPRM proposes to clarify what is required for an institution to be considered "legally authorized" in a state, and provides that the Secretary of Education would consider an institution to be legally authorized by a state if (1) the authorization is given to the institution specifically to offer programs beyond secondary institutions, (2) the authorization is subject to adverse action by the state and (3) the state has a process to review and appropriately act on complaints concerning an institution and enforces applicable state laws. The June NPRM further discusses the Department's view that a state is expected to take an active role in approving an institution, and that a state should not defer all, or nearly all, of its oversight responsibilities to accrediting agencies for approval of institutions. If the proposed rule is ultimately adopted, it is unclear whether Ashford University's exemption from registration in Iowa would satisfy the Title IV eligibility requirement to be legally authorized in the state in which it is physically located, in which case Ashford University may be required to apply for registration with the Iowa College Student Aid Commission. If Ashford University were required to register with the Iowa College Student Aid Commission, the registration process could result in unexpected delays or other setbacks that could jeopardize the institution's Title IV eligibility.

        The proposed regulations in the June NPRM and July NPRM are subject to public comment until August 2, 2010, and September 9, 2010, respectively (in each case 45 days after publication in the Federal Register), and may be further modified by the Department. After the public comment period expires, the Department must publish final regulations in the Federal Register on or before November 1, 2010, for the regulations to be effective July 1, 2011. The Department has stated its intent to publish final regulations on or before November 1, 2010. Although we cannot predict the outcome of the Department's rulemaking process at this time, we expect the Department's new rules will require us to change the manner in which we conduct our business, which could adversely affect our enrollments, revenues and results of operations, perhaps materially.

        Ashford University Receives OIG Draft Audit Report.    On May 24, 2010, Ashford University received a draft audit report from the OIG regarding its compliance audit of the university. The draft audit report contains findings of noncompliance and recommendations for certain administrative remedies. For more information about the draft audit report, see Note 12, "Commitments and Contingencies—Compliance Audit by the U.S. Department of Education's Office of Inspector General," to the condensed consolidated financial statements which are included in Part I, Item 1 of this report.

        Changes to Higher Learning Commission Jurisdiction.    In June 2010, the Board of Trustees of the Higher Learning Commission adopted revised bylaws which outline the basis on which an institution may claim that it is within the commission's jurisdiction. The revised bylaws provide, subject to specified grace periods and grandfathering provisions, that an institution must be incorporated within a state in the 19-state north central region and also have a "substantial presence" in the north central region, as defined by commission policy, to be considered within the commission's jurisdiction.

        In July 2010, the Higher Learning Commission proposed a policy which specifies that an institution would be considered to have a "substantial presence" in the north central region only if the institution can demonstrate to the commission that its operations are substantially in the north central region. The institution must provide evidence that the majority of its educational administration and activity, business operations and executive and administrative leadership are located or operating within the north central region and that it has at least one campus or additional location, as applicable, located in the north central region. The Higher Learning Commission has invited comments on this policy (due by September 20, 2010) and has indicated that the Board of Trustees will act on this policy at its meeting scheduled for November 4-5, 2010.

        If this policy is adopted, the Higher Learning Commission would evaluate an institution accredited by the commission as of July 1, 2010 (such as Ashford University and the University of the Rockies), against the "substantial presence" definition at the time of the commission's next comprehensive evaluation of such institution, except where the commission has information to indicate that an institution does not meet this requirement and initiates, subsequent to July 1, 2012, an inquiry to review jurisdiction. Ashford University and the University of the Rockies are each scheduled for their next comprehensive evaluations in 2014-2015.

        Ashford University and the University of the Rockies have campuses in, are incorporated in, and have business operations, administration and leadership in Iowa and Colorado, respectively, both of which states are located in the north central region. However, because both institutions also have business operations, administration and leadership located outside of the north central region, it is uncertain whether the Higher Learning Commission would determine that these institutions have a substantial presence in the north central region under the definition in the proposed new policy. The Higher Learning Commission has indicated that it will develop a more detailed plan for reviewing compliance with the substantial presence requirement after it adopts its final policy in November 2010. If the Higher Learning Commission determines that Ashford University and the University of the Rockies do not have a substantial presence in the north central region and are outside the commission's jurisdiction, the institutions will be subject to reconsideration of their affiliated status with the Higher Learning Commission. If the institutions were no longer accredited by an accrediting body recognized by the Department, they would be ineligible to participate in Title IV programs until they obtained accreditation by another accrediting body recognized by the Department, at which time they would need to file an application with the Department for reinstatement. The ineligibility of our institutions to participate in Title IV programs would have a material adverse effect on our enrollments, revenues and results of operations.

        Higher Learning Commission Campus Visits.    In November 2009, as a result of our initial public offering, both Ashford University and the University of the Rockies participated in a change of control accreditation visit from the Higher Learning Commission. The visiting team recommended to the Higher Learning Commission that both institutions (i) continue to meet the commission's eligibility requirements and accreditation criteria and (ii) should receive their next comprehensive evaluations in 2014-2015, per the commission policy that states an institution must have a comprehensive review no later than five years following a change in control visit. In May 2010, the recommendation of the new comprehensive visit dates was placed in front of a review committee from the Higher Learning Commission based upon the commission policy that if a visiting team is recommending five or fewer years for the next comprehensive visit, the decision must be reviewed by a review committee. The review committee agreed with the recommendations of the visiting team and determined that each institution would receive its next comprehensive review in five years.

        In April 2010, Ashford University hosted a visiting team from the Higher Learning Commission which conducted a focused visit to evaluate (1) effectiveness and outcomes of current experiential learning formats and transfer credit and (2) student academic load. In June 2010, the Board of Trustees of the Higher Learning Commission confirmed the successful completion of the focused visit and recommended a review of Ashford University's transfer policy and practice and online credit load, including a full and representative sample of the student body, during the commission's next visit.

        Federal Direct Loan Program.    On March 30, 2010, President Obama signed into law the Health Care and Education Affordability Act of 2010, or HCEAA. Among other things, the HCEAA amended the Higher Education Act to prohibit new federally guaranteed loans from being made under the FFEL Program, beginning on July 1, 2010, at which time institutions were required to certify loans through the Federal Direct Loan Program rather than through the FFEL Program. As of July 1, 2010, both of our institutions have fully transitioned to the Federal Direct Loan program.

Seasonality

        Although not apparent in our results of operations due to our growth rate, our operations are generally subject to seasonal trends. As our growth rate declines, we expect to experience seasonal fluctuations in results of operations as a result of changes in the level of student enrollment. While we enroll students throughout the year, our first and fourth quarter new enrollments and revenue generally are lower than other quarters due to the holiday break in December and January. We generally experience a seasonal increase in new enrollments in August and September of each year when most other colleges and universities begin their fall semesters.

Critical Accounting Policies and Use of Estimates

        For a discussion of our critical accounting policies and estimates, see "Critical Accounting Policies and Use of Estimates" in the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 2, 2010.

Results of Operations

        The following table sets forth the condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	24.9	25.6	25.1	25.9
Marketing and promotional	28.8	35.8	28.6	35.2
General and administrative	12.2	37.0	13.2	34.3

Total costs and expenses	65.9	98.4	66.9	95.4

Operating income	34.1	1.6	33.1	4.6
Other income, net	0.2	0.0	0.2	0.0

Income before income taxes	34.3	1.6	33.3	4.6
Income tax expense	14.0	0.5	13.6	2.0

Net income	20.3%	1.1%	19.7%	2.6%

        We have experienced significant growth in enrollments, revenue and operating income as well as improvement in liquidity since our acquisition of Ashford University in March 2005. We continue to grow in response to the increasing demand in the market for higher education. We believe our enrollment and revenue growth has been driven primarily by (i) our significant investment in enrollment advisors and online advertising which commenced immediately upon our acquisition of Ashford University and (ii) students' acceptance of our value proposition. Our significant growth in operating income is primarily a result of leveraging our fixed costs with increased revenue.

        In recent years, we have seen student enrollments and revenue continue to increase despite difficult general economic conditions. We have not seen any unfavorable impact from the decline in general economic conditions on our liquidity, capital resources or results of operations. While we cannot guarantee that these trends will continue, we believe that the performance of our company, as well as the performance of other for-profit education providers generally, has been resilient in the current economic downturn due to (i) the continued availability of Title IV funds to finance student tuition payments, (ii) increased demand for postsecondary education resulting from a deteriorating labor market, (iii) efficiencies in advertising costs and (iv) decreased turnover in enrollment advisors and other personnel. To meet the challenges of the current economy, we plan to continue to invest significantly in enrollment advisors and online advertising, which we expect will result in our total student enrollment and operating income continuing to grow, though perhaps not at the same rate as in the past, particularly given the larger size of our enrollment base.

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

        Revenue.    Our revenue for the three months ended June 30, 2010, was $173.8 million, representing an increase of $62.9 million, or 56.7%, as compared to revenue of $110.9 million for the three months ended June 30, 2009. This increase was primarily due to enrollment growth of 48.9%, from 45,504 students at June 30, 2009, to 67,744 students at June 30, 2010. Enrollment growth is driven by various factors including the students' acceptance of our value proposition, the quality of lead generation efforts, the number of enrollment advisors and our ability to retain existing students. In addition to the increase in student enrollment, the revenue increase was also positively impacted by the 5% tuition increase for online courses at our institutions which became effective on April 1, 2010. The tuition increase accounted for approximately 9.1% of the revenue increase between periods. These increases were partially offset by an increase in institutional scholarships and promotional vouchers of $9.1 million in the aggregate between periods.

        Instructional costs and services expenses.    Our instructional costs and services expenses for the three months ended June 30, 2010, were $43.3 million, representing an increase of $14.9 million, or 52.5%, as compared to instructional costs and services expenses of $28.4 million for the three months ended June 30, 2009. This increase was primarily due to increases in faculty and administrative labor costs, financial aid processing costs, license fees and bad debt as a result of the increase in total student enrollment. The increases were offset by a decrease in stock-based compensation due to the $2.1 million charge taken in the second quarter of 2009 related to the acceleration of certain exit options. Our instructional costs and services expenses as a percentage of revenue was 24.9% for the three months ended June 30, 2010, as compared to 25.6% for the three months ended June 30, 2009. The decrease was mainly due to the decrease in stock-based compensation which accounted for a 2.0% decrease as a percentage of revenue. The decrease was offset by increased license fees related to the change in online learning platforms for students at our academic institutions and increased bad debt, which increased from 4.1% as a percentage of revenue for the three months ended June 30, 2009 to 4.8% as a percentage of revenue for the three months ended June 30, 2010.

        Marketing and promotional expenses.    Our marketing and promotional expenses for the three months ended June 30, 2010, were $50.1 million, representing an increase of $10.4 million, or 26.3%, as compared to marketing and promotional expenses of $39.7 million for the three months ended June 30, 2009. This increase was primarily due to increases in marketing and recruitment personnel costs, advertising costs and facilities expenses. The increases were offset by a decrease in stock-based compensation due to the $5.0 million charge taken in the second quarter of 2009 related to the acceleration of certain exit options. Our marketing and promotional expenses as a percentage of revenue decreased to 28.8% for the three months ended June 30, 2010, from 35.8% for the three months ended June 30, 2009, primarily due to the decrease in stock-based compensation which accounted for a 4.6% decrease as a percentage of revenue, as well as improvements in our cost structure as they relate to selling labor and advertising.

        General and administrative expenses.    Our general and administrative expenses for the three months ended June 30, 2010 were $21.3 million, representing a decrease of $19.8 million, or 48.3%, as compared to general and administrative expenses of $41.1 million for the three months ended June 30, 2009. The overall decrease between periods was primarily due to a decrease in stock-based compensation due to the $23.3 million charge taken in the second quarter of 2009 related to the acceleration of certain exit options. This decrease was offset by increases in administrative labor and other costs. Our general and administrative expenses as a percentage of revenue decreased to 12.2% for the three months ended June 30, 2010, from 37.0% for the three months ended June 30, 2009, primarily due to the decrease in stock-based compensation which accounted for a 21.3% decrease as a percentage of revenue, as well as decreases in administrative labor and professional fees as a percentage of revenue.

        Other income, net.    Other income was $0.4 million for the three months ended June 30, 2010, as compared to $44,000 for the three months ended June 30, 2009, representing an increase of $0.3 million. The increase was primarily due to increased levels of interest income on higher average cash balances and increased yield.

        Income tax expense.    We recognized tax expense for the three months ended June 30, 2010, and 2009, of $24.3 million and $0.6 million, respectively, at effective tax rates of 40.8% and 31.8%, respectively. The increase in our effective tax rate in 2010 as compared to 2009 was primarily due to the cumulative effect on our 2009 effective tax rate resulting from the impact of the one time increase in an uncertain tax position in 2009.

        Net income.    Net income was $35.3 million for the three months ended June 30, 2010, compared to net income of $1.3 million for the three months ended June 30, 2009, an increase of $34.0 million, as a result of the factors discussed above.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

        Revenue.    Our revenue for the six months ended June 30, 2010, was $329.9 million, representing an increase of $134.7 million, or 69.0%, as compared to revenue of $195.2 million for the six months ended June 30, 2009. This increase was primarily due to enrollment growth of 48.9%, from 45,504 students at June 30, 2009, to 67,744 students at June 30, 2010. Enrollment growth is driven by various factors including the students' acceptance of our value proposition, the quality of lead generation efforts, the number of enrollment advisors and our ability to retain existing students. In addition to the increase in student enrollment, the revenue increase was also positively impacted by the 5% tuition increase which became effective April 1, 2010, and the decision to move to a single credit hour price for all Ashford University undergraduate students which was effective April 1, 2009. The tuition increase and the move to a single credit hour price accounted for approximately 9.4% and 9.2%, respectively, of the revenue increase between periods. These increases were partially offset by an increase in institutional scholarships and promotional vouchers of $17.6 million in the aggregate between periods.

        Instructional costs and services expenses.    Our instructional costs and services expenses for the six months ended June 30, 2010, were $82.7 million, representing an increase of $32.2 million, or 63.8%, as compared to instructional costs and services expenses of $50.5 million for the six months ended June 30, 2009. This increase was primarily due to increases in faculty and administrative labor costs, financial aid processing costs, license fees and bad debt as a result of the increase in total student enrollment. The increases were offset by a decrease in stock-based compensation due to the $2.1 million charge taken in the second quarter of 2009 related to the acceleration of certain exit options. Our instructional costs and services expenses as a percentage of revenue decreased to 25.1% for the six months ended June 30, 2010, as compared to 25.9% for the six months ended June 30, 2009. The decrease was mainly due to the decrease in stock-based compensation which accounted for a 1.0% decrease as a percentage of revenue. Bad debt as a percentage of revenue was 4.9% for the six months ended June 30, 2010, compared to 4.7% for the six months ended June 30, 2009.

        Marketing and promotional expenses.    Our marketing and promotional expenses for the six months ended June 30, 2010, were $94.3 million, representing an increase of $25.5 million, or 37.2%, as compared to marketing and promotional expenses of $68.8 million for the six months ended June 30, 2009. This increase was primarily due to increases in marketing and recruitment personnel costs, advertising costs and facilities expenses. The increases were offset by a decrease in stock-based compensation due to the $5.0 million charge taken in the second quarter of 2009 related to the acceleration of certain exit options. Our marketing and promotional expenses as a percentage of revenue decreased to 28.6% for the six months ended June 30, 2010, from 35.2% for the six months ended June 30, 2009, primarily due to the decrease in stock-based compensation which accounted for a 2.5% decrease as a percentage of revenue, as well as improvements in our cost structure as they relate to selling labor and advertising.

        General and administrative expenses.    Our general and administrative expenses for the six months ended June 30, 2010 were $43.6 million, representing a decrease of $23.4 million, or 34.9%, as compared to general and administrative expenses of $67.0 million for the six months ended June 30, 2009. This decrease was primarily due to a decrease in stock-based compensation due to the $23.3 million charge taken in the second quarter of 2009 related to the acceleration of certain exit options and the $11.1 million charge taken in first quarter of 2009 related to the settlement of a stockholder dispute. This decrease was offset by increases in administrative labor and other costs. Our general and administrative expenses as a percentage of revenue decreased to 13.2% for the six months ended June 30, 2010, from 34.3% for the six months ended June 30, 2009, primarily due to: the decrease in stock-based compensation, which accounted for an 11.8% decrease as a percentage of revenue; the stockholder settlement, which accounted for a 5.7% decrease as a percentages of revenue; and decreases in administrative labor and professional fees as a percentage of revenue.

        Other income, net.    Other income was $0.6 million for the six months ended June 30, 2010, as compared to $0.1 million for the six months ended June 30, 2009, representing an increase of $0.5 million. The increase was primarily due to increased levels of interest income on higher average cash balances and increased yield.

        Income tax expense.    We recognized tax expense for the six months ended June 30, 2010, and 2009, of $44.8 million and $3.9 million, respectively, at effective tax rates of 40.8% and 43.3%, respectively. The decrease in our effective tax rate in 2010 as compared to 2009 was primarily due to a one-time increase in an uncertain tax position in 2009.

        Net income.    Net income was $65.1 million for the six months ended June 30, 2010, compared to net income of $5.1 million for the six months ended June 30, 2009, an increase of $60.0 million, as a result of the factors discussed above.

Liquidity and Capital Resources

        We financed our operating activities and capital expenditures during the six months ended June 30, 2010 and 2009, primarily through cash provided by operating activities. Our cash and cash equivalents were $185.9 million at June 30, 2010, and $125.6 million at December 31, 2009. Our restricted cash was $25,000 at both June 30, 2010, and December 31, 2009. At June 30, 2010, and December 31, 2009, we had marketable securities of $20.0 million and $45.0 million, respectively.

Available borrowing facilities

        On January 29, 2010, we entered into a $50 million revolving line of credit with Comerica Bank ("Comerica") pursuant to a Credit Agreement, Revolving Credit Note and Security Agreement (collectively, the "Loan Documents"). Under the Loan Documents, Comerica has agreed to make loans to us and issue letters of credit on our behalf, subject to the terms and conditions of the Loan Documents. Amounts subject to letters of credit issued under the Loan Documents are treated as limitations on available borrowings under the line of credit. Interest is paid monthly under the line of credit, and principal is paid on the maturity date of the line of credit. The line of credit has a two-year term and matures on January 29, 2012. Interest accrues on amounts outstanding under the line of credit, at our option, at either (1) Comerica's prime reference rate + 0.00% or (2) one month, two month or three month LIBOR + 2.25%. As security for the performance of our obligations under the Loan Documents, we granted Comerica a first priority security interest in substantially all of our assets, including our real property.

        The Loan Documents contain financial covenants requiring our educational institutions to maintain Title IV eligibility as well as our maintenance of specified adjusted quick ratios, minimum profitability, minimum cash balances and Department financial responsibility composite scores. The Loan Documents contain other customary affirmative and negative covenants (including cash controls, financial reporting covenants and prohibitions on acquisitions, dividends, stock redemptions and other cash expenditures over a specified amount without Comerica's reasonable consent), representations and warranties and events of default (including the occurrence of a "material adverse effect," as defined in the Loan Documents). We were in compliance with all financial covenants in the Loan Documents as of June 30, 2010.

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

        As of June 30, 2010, we used the availability under the line of credit to issue letters of credit aggregating $7.2 million. We had no borrowings outstanding under the line of credit as of June 30, 2010.

        As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of June 30, 2010, the total available surety bond facility was $1.5 million and we had issued surety bonds totaling $1.2 million under such facility.

Share repurchase authorization

        On August 3, 2010, we announced that our board of directors has authorized the repurchase of up to $60.0 million of our outstanding shares of common stock over the next 12 months. Under the share repurchase program, we may purchase shares from time to time in the open market, through block trades or otherwise.

        The timing and extent of any repurchases will depend upon market conditions, the trading price of our shares and other factors, and subject to the restrictions relating to volume, price and timing under applicable law. The share repurchase program may be commenced or suspended at any time or from time to time by us.

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

Financial responsibility

        In July 2009, the Department notified us that the University of the Rockies received a composite score of 1.7 for the fiscal year ended December 31, 2008, and in August 2009, the Department notified us that Ashford University received a composite score of 1.6 for the fiscal year ended December 31, 2008, in each case satisfying the composite score requirement of the financial responsibility test, which institutions must satisfy in order to participate in Title IV programs.

        For the year ended December 31, 2009, we expect our composite score on a consolidated basis to be approximately 2.9. We believe that this composite score will not require us to post any letter of credit in favor of the Department or to conform to the regulations of the heightened cash monitoring level one method of payment, based upon the financial responsibility test. However, this is subject to determination by the Department once it reviews our audited financial statements for the year ended December 31, 2009.

Operating activities

        Net cash provided by operating activities was $45.4 million and $76.5 million for the six months ended June 30, 2010 and 2009, respectively. The decrease from 2009 to 2010 was primarily due to decreases in cash provided by the changes in the accounts receivable and deferred revenue due to timing of student receipts. Such decreases were offset by a $60.0 million increase in net income between periods, which increase reflects that net income for the six months ended June 30, 2009, included non-cash charges related to the acceleration of exit options of $30.4 million and the settlement of a stockholder claim of $11.1 million (of which $10.6 million was non-cash). We expect to continue to generate cash from our operating activities for the foreseeable future.

Investing activities

        Cash used in investing activities consisted primarily of capital expenditures and investments in marketable securities in both periods. Net cash provided by (used in) investing activities was $12.7 million and ($23.5 million) for the six months ended June 30, 2010 and 2009, respectively. We will continue to invest in computer equipment and office furniture and fixtures to support our increasing employee headcount. For the year ending December 31, 2010, we expect our capital expenditures to be approximately $38.0 million.

        We manage our excess cash pursuant to the quantitative and qualitative operational guidelines of our cash investment policy. Our cash investment policy, which was adopted by our audit committee and our board of directors and is managed by our chief financial officer, has the following primary objectives (in order of priority): preserving principal, meeting our liquidity needs, minimizing market and credit risk, and providing after-tax returns. Under the policy's guidelines, we invest our excess cash exclusively in high-quality, short-term, U.S. dollar-denominated financial instruments. For a discussion of the measures we use to mitigate the exposure of our cash investments to market risk, credit risk and interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk" in Part I, Item 3 of this report.

Financing activities

        Net cash provided by financing activities was $2.2 million and $2.4 million for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, net cash provided by financing activities was generated primarily from cash received from stock option and warrant exercises, as well as the related income tax benefit of option exercises.

        We expect to utilize commercial financing and lines of credit for the purpose of expansion of our online business infrastructure and to expand and improve our ground campuses in Clinton, Iowa and Colorado Springs, Colorado. Based on our current level of operations and anticipated growth in revenue, we believe that our cash flow from operations, existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.

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

        In October 2009, the FASB issued ASU 2009-14, which amends ASC Topic 985, Certain Revenue Arrangements That Include Software Elements. This update changes the accounting model for revenue arrangements that include both tangible products and software elements. ASU 2009-14 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. We do not believe that the adoption of ASU 2009-14 will have a material effect on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market and credit risk

        Pursuant to our cash investment policy, we attempt to mitigate the exposure of our cash and short term investments to market and credit risk by (i) diversifying concentration risk to ensure that we are not overly concentrated in a limited number of financial institutions, (ii) monitoring and managing the risks associated with the national banking and credit markets, (iii) investing in U.S. dollar-denominated assets and instruments only, (iv) diversifying account structures so that we maintain a decentralized account portfolio with numerous stable, highly-rated and liquid financial institutions and (v) ensuring that our investment procedures maintain a defined and specific scope such that we will not invest in higher-risk investment assets, including financial swaps or derivative and corporate equities. Accordingly, under the guidelines of the policy, we invest our excess cash exclusively in high-quality, short-term, U.S. dollar-denominated financial instruments.

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

Interest rate risk

        To the extent we borrow funds under our line of credit with Comerica, we would be subject to fluctuations in interest rates. As of June 30, 2010, we had no borrowings under the line of credit with Comerica.

        Our future investment income may fall short of expectations due to changes in interest rates. At June 30, 2010, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned from cash equivalents or marketable securities.

Item 4.    Controls and Procedures.

Evaluation of disclosure controls and procedures

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at the end of the period covered by this report.

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

Item 1A.    Risk Factors.

        Investing in our common stock involves risk. In addition to the updated risk factors set forth below, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 2, 2010. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Pending rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business.

        On June 18, 2010, the Department published in the Federal Register a Notice of Proposed Rulemaking ("June NPRM") related to Title IV program integrity issues and foreign school issues. The June NPRM addresses each of the 14 topics discussed at the negotiated rulemaking sessions held in November 2009, December 2009 and January 2010, including, among others, the following: the definition of a high school diploma for the purposes of establishing institutional eligibility to participate in Title IV programs and student eligibility to receive Title IV aid; standards regarding the payment of incentive compensation; establishing requirements for institutions to submit information on program completers for programs that prepare students for gainful employment in recognized occupations; revising the definition of what constitutes a "substantial misrepresentation" made by an institution; standards regarding the sufficiency of a state's authorization of an institution for the purpose of establishing an institution's eligibility to participate in Title IV programs; and the definition of a credit hour for purposes of determining program eligibility for Title IV student financial aid. On July 26, 2010, the Department published in the Federal Register another Notice of Proposed Rulemaking ("July NPRM") related to a definition of "gainful employment" for purposes of determining whether certain education programs comply with the Title IV requirement of preparing students for gainful employment in a recognized occupation.

        We believe the following proposed rules in the June NPRM and July NPRM, if adopted, are likely to have the most impact on our business and institutions.

        Incentive compensation.    The Higher Education Act prohibits an institution from making any commission, bonus or other incentive payments based directly or indirectly on securing enrollments or financial aid to any persons or entities involved in student recruiting or admissions activities, or in making decisions about the award of student financial assistance. Under current Department regulations, there are 12 "safe harbor" provisions which specify certain activities and arrangements that an institution may carry out without violating the prohibition against incentive compensation reflected in the Higher Education Act, including the following:

  •
  an institution may make up to two adjustments (upward or downward) to a covered employee's salary or fixed hourly wage rate within any 12-month period without the adjustment being considered an incentive payment, provided that no adjustment is based solely on the number of students recruited, admitted, enrolled or awarded financial aid;

  •
  a covered employee may be compensated based upon students successfully completing their educational programs; and

  •
  the incentive payment prohibition in the Higher Education Act does not apply to managerial and supervisory employees who do not directly manage or supervise employees who are directly involved in recruiting or admissions activities, or the awarding of Title IV funds.

        In the June NPRM, the Department proposes to delete all 12 safe harbors, taking the position that any adjustment to compensation based directly or indirectly on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the Higher Education Act. Among other examples, the Department asserts that compensating employees based upon students successfully completing educational programs is "indirectly" based on securing enrollments (i.e., unless the student enrolls, the student cannot successfully complete an educational program), and also that the incentive compensation prohibition should extend all the way to the senior management of an institution or organization. The Department contends that an institution would still be able to make merit-based adjustments to employee compensation, but asserts that an institution is not permitted to consider, and that incentive payments should not be based in any part on, directly or indirectly, an employee's success in securing student enrollments or the award of financial aid or institutional goals based on that success, among other factors.

        If the proposed rule is adopted and the 12 safe harbors for incentive compensation are eliminated, we would have to modify some of our compensation practices. Such a change could affect our ability to compensate our enrollment advisors and other employees in a manner that appropriately reflects their relative merit, which in turn could (1) reduce the effectiveness of our employees and make it more difficult for us to attract and retain staff with the desired talent and motivation to succeed and (2) impair our ability to sustain and grow our business, which could have a negative impact on our growth and enrollments.

        Gainful employment.    Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs only to the extent that their educational programs lead to "gainful employment" in a recognized occupation, with the limited exception of qualified programs leading to a bachelor's degree in liberal arts. In the July NPRM, the Department proposes to assess whether a program leads to "gainful employment" by applying two tests: one test based on debt-to-income ratios and the other test based on repayment rates:

  •
  Under the debt-to-income test, the Department would annually calculate (1) the ratio of the annual loan payment for the program to the average annual earnings of the students who completed the program and (2) the ratio of the annual loan payment for the program to the discretionary income of students who completed the program. The annual loan payment would be calculated using the median loan debt of all students who completed the program in the three most recently completed award years prior to the earnings year and using standard repayment terms (i.e., a 10-year repayment schedule and the current annual interest rate on Federal unsubsidized loans). Loan debt would include Title IV loans (except Parent PLUS loans) and any private educational loans or debt obligations arising from institutional financing plans, but would not include any student loan that a student incurred at prior institutions or subsequent institutions unless the institutions are under common ownership or control, or are otherwise related entities. Average annual earnings would be calculated by the Department using actual, average annual earnings obtained from the Social Security Administration or another federal agency for the students who completed the program in the most recent three-fiscal year period. Discretionary income would be calculated based on the difference between average annual earnings and 150 percent of the most current Poverty Guideline for a single person in the continental United States. The 2009 Poverty Guideline was $10,830.

  •
  Under the repayment rate test, the Department would annually calculate a loan repayment rate by dividing (1) the original outstanding principal balance of all loans repaid by (2) the original outstanding principal balance of all Federal Family Education Loan (FFEL) and Direct loans which entered repayment in the prior four federal fiscal years and are owed by students who attended the program (i.e., not just borrowers who completed the program). A loan would be counted as repaid if the borrower: (1) made loan payments during the most recent fiscal year that reduced the outstanding principal balance: (2) made qualifying payments on the loan under the Public Service Loan Forgiveness Program: or (3) paid the loan in full, excluding loans paid in full through consolidation, unless and until the consolidated loan is paid in full. A loan would not be counted as repaid if the borrower is meeting its legal obligations, but not actively repaying the loan, such as a loan in deferment or forbearance or on an income-contingent repayment plan and paying only interest. The ratio excludes loan amounts for borrowers in military or in-school deferment, and borrowers entering repayment in the final six months of the most recent federal fiscal year. The original outstanding principal balance would be the balance on FFEL and Direct loans, including capitalized interest, on the date those loans entered repayment.

        Based on the program's performance under these two tests, the program may be fully eligible, have restricted eligibility or be ineligible to participate in Title IV programs:

  •
  Fully eligible programs would have either (1) at least a 45% loan repayment rate, or (2) graduates with a debt-to-income ratio of less than 20% of discretionary income or 8% of average annual earnings. Unless a fully eligible program passes both benchmarks, institutions would have to disclose the program's repayment rates and debt-to-income ratios and alert current and prospective students that they may have difficulty repaying loans obtained for attending that program.

  •
  Ineligible programs would have a less than 35% loan repayment rate, and graduates with a debt-to-income ratio above 30% of discretionary income and 12% of average annual earnings. An ineligible program may not offer Title IV aid to new students, but can provide aid to current students for the remainder of the award year in which the program became eligible and the following award year. The institution would have to disclose the program's repayment rates and debt-to-income ratios and alert students that they may have difficulty repaying loans obtained for attending that program.

  •
  All other programs would be restricted programs. The proposed regulations would limit the enrollment of Title IV recipients in restricted programs to the average number enrolled during the prior three award years, require the institution to demonstrate employer support for the program, warn consumers and current students that they may have difficulty repaying loans obtained for attending the program and provide the most recent debt measures for the program. Institutions would demonstrate employer support for a program by providing documentation from employers not affiliated with the institution affirming that the curriculum of the program aligns with the recognized occupations at those employers' businesses, and that there are projected job vacancies or expected demand for those occupations at those businesses. The number and locations of the businesses for which affirmation is required must be commensurate with the anticipated size of the program.

        Institutions with one or more ineligible or restricted programs would be subject to provisional certification. For a new program to be eligible to participate in Title IV programs, the proposed rules would require an institution to apply to have the program approved by the Department. As part of its application, the institution would need to provide: (1) the projected enrollment for the program for the next five years for each location of the institution that will offer the additional program, (2) documentation of employer support for the program similar to that described above for programs on restricted status, and (3) if the additional program constitutes a substantive change, documentation of the approval of the substantive change from its accrediting agency. In determining whether to approve the new program, the Department could restrict the approval for an initial period based on the institution's enrollment projections and demonstrated ability to offer programs that lead to gainful employment. If the new program constitutes a substantive change based solely on program content, it would be subject to the gainful employment measures as soon as data on the loan repayment rate and debt measures are available. Otherwise, the loan repayment rate and debt measures for the new program would be based, in part, on loan data from the institution's other programs currently or previously offered that are in the same job family, as defined by the Bureau of Labor Statistics.

        To give programs an opportunity to improve and to ensure data integrity, programs may not be found ineligible to participate in Title IV programs on account of the proposed new gainful employment regulations until the 2012-2013 award year. The proposed regulations would also establish a transition year during the award year beginning July 1, 2012 which would cap the number of programs which may be deemed ineligible. However, the portion of the proposed regulations regarding the eligibility of new programs would become effective July 1, 2011. If the proposed regulations regarding gainful employment are adopted by the Department, we may need to modify or eliminate some of the educational programs at our institutions, or delay the introduction of new programs, which could have a negative impact on our growth and enrollments.

        State authorization.    To be eligible to participate in Title IV programs, an institution must be licensed or authorized to offer its educational programs by the states in which it is physically located. Ashford University's campus is located in Iowa, and the institution is exempt from having to register as a postsecondary school in the state of Iowa based primarily on its accreditation from the Higher Learning Commission. The June NPRM proposes to clarify what is required for an institution to be considered "legally authorized" in a state, and provides that the Secretary of Education would consider an institution to be legally authorized by a state if (1) the authorization is given to the institution specifically to offer programs beyond secondary institutions, (2) the authorization is subject to adverse action by the state and (3) the state has a process to review and appropriately act on complaints concerning an institution and enforces applicable state laws. The June NPRM further discusses the Department's view that a state is expected to take an active role in approving an institution, and that a state should not defer all, or nearly all, of its oversight responsibilities to accrediting agencies for approval of institutions. If the proposed rule is adopted, it is unclear whether Ashford University's exemption from registration in Iowa would satisfy the Title IV eligibility requirement to be legally authorized in the state in which it is physically located, in which case Ashford University may be required to register with the Iowa College Student Aid Commission. If Ashford University were required to register with the Iowa College Student Aid Commission, the registration process could result in unexpected delays or other setbacks that could jeopardize the institution's Title IV eligibility.

        The proposed regulations in the June NPRM and July NPRM are subject to public comment until August 2, 2010, and September 9, 2010, respectively (in each case 45 days after publication in the Federal Register), and may be further modified by the Department. After the public comment period expires, the Department must publish final regulations in the Federal Register on or before November 1, 2010, for the regulations to be effective July 1, 2011. The Department has stated its intent to publish final regulations on or before November 1, 2010. Although we cannot predict the outcome of the Department's rulemaking process at this time, we expect the Department's new rules will require us to change the manner in which we conduct our business, as described above, which could adversely affect our enrollments, revenues and results of operations, perhaps materially.

The U.S. Department of Education's Office of Inspector General conducted a compliance audit of Ashford University and has issued a draft audit report that contains findings of noncompliance and recommendations for certain administrative remedies.

        On May 24, 2010, Ashford University received a draft audit report from the OIG regarding its compliance audit of the university. The compliance audit commenced in May 2008 and covered the period March 10, 2005 through June 30, 2009. The scope of the audit covered Ashford University's administration of Title IV program funds, including compliance with regulations governing institutional and student eligibility, awards and disbursements of Title IV program funds, verification of awards, returns of unearned funds and compensation of financial aid and recruiting personnel. The draft audit report contained the following audit findings:

  •
  The university's compensation plan design for enrollment advisors provided incentive payments for securing enrollments, but did not maintain documentation to support eligibility for the safe harbor that permits salary adjustments that are based in part on securing enrollments. As a result, the OIG could not determine whether the university was in compliance with the safe harbor.

  •
  The university did not always properly calculate the amount of funds it was required to return to Title IV programs.

  •
  The university did not always return Title IV program funds timely.

  •
  The university lacked proper authorization to retain student credit balances.

  •
  The university did not always disburse Title IV program funds in accordance with applicable regulations or university policy.

  •
  The university did not always have documentation to support online students' leaves of absence.

        These findings were accompanied by draft recommendations to the Department's Office of Federal Student Aid regarding certain administrative remedies. With respect to the finding regarding Ashford University's compensation plan for enrollment advisors, the OIG included a draft recommendation to the Office of Federal Student Aid that it consider requiring Ashford University to provide documentation to support its assertion that the method it used to determine the salaries of its enrollment advisors qualifies for the relevant safe harbor, and if it cannot do so, consider taking appropriate action to fine, limit, suspend or terminate Ashford University's participation in Title IV programs. The findings regarding improper calculation of Title IV funds, untimely return of Title IV funds and improper disbursement of Title IV funds were also accompanied by draft recommendations to the Office of Federal Student Aid that it consider taking appropriate action to fine, limit, suspend or terminate Ashford University's participation in Title IV programs.

        In July 2010, pursuant to an extension of time from the OIG, Ashford University submitted its responses to the findings and recommendations in the OIG's draft audit report. After the OIG has received and considered Ashford University's responses, it will issue the final audit report. The Office of Federal Student Aid would then consider the findings and recommendations in the final audit report and engage in a dialog with Ashford University prior to it taking any action. If the Office of Federal Student Aid were to assess a fine or commence an administrative action against Ashford University, Ashford University would have a further opportunity to respond to the decision of the Office of Federal Student Aid through a series of administrative proceedings. Although we believe Ashford University operates in substantial compliance with Department regulations that are applicable to the areas under review, we cannot predict the ultimate extent of the final audit findings or the potential liability or remedial actions, if any, that might result from any recommendations by the OIG in the final audit report. Such findings and related remedial action may have a material adverse effect on our reputation in the industry, our cash flows and results of operations, our ability to recruit students and our business.

The U.S. Congress has recently commenced an examination of the for-profit education sector that could result in legislation or further U.S. Department of Education rulemaking restricting Title IV program participation by proprietary schools in a manner that materially and adversely affects our business.

        In recent months, there has been increased focus by the U.S. Congress on the role that for-profit educational institutions play in higher education. On June 17, 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions' policies on credit hours and program length. On June 24, 2010, the Health, Education, Labor and Pensions Committee of the U.S. Senate released a report entitled, "Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education" and held the first in a series of hearings to examine the proprietary education sector. Earlier, on June 21, the Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office ("GAO") to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions' revenue is composed of Title IV and other federal funding sources.

        These hearings and the requested GAO review are not formally related to the Department's program integrity rulemaking process currently underway regarding program integrity issues. However, the outcome of the hearings and the requested GAO review could impact the substance of the rulemaking process.

        We cannot predict the extent to which, or whether, these hearings and review will result in legislation or further rulemaking affecting our participation in Title IV programs. To the extent that any laws or regulations are adopted that limit our participation in Title IV programs or the amount of student financial aid for which the students at our institutions are eligible, our enrollments, revenues and results of operation could be materially and adversely affected.

If Ashford University and the University of the Rockies are considered to be outside of the Higher Learning Commission's jurisdiction under a proposed new policy, the institutions could lose accreditation and become ineligible for Title IV programs.

        In June 2010, the Board of Trustees of the Higher Learning Commission adopted revised bylaws which outline the basis on which an institution may claim that it is within the commission's jurisdiction. The revised bylaws provide, subject to specified grace periods and grandfathering provisions, that an institution must be incorporated within a state in the 19-state north central region and also have a "substantial presence" in the north central region, as defined by commission policy, to be considered within the commission's jurisdiction.

        In July 2010, the Higher Learning Commission proposed a policy which specifies that an institution would be considered to have a "substantial presence" in the north central region only if the institution can demonstrate to the commission that its operations are substantially in the north central region. The institution must provide evidence that the majority of its educational administration and activity, business operations and executive and administrative leadership are located or operating within the north central region and that it has at least one campus or additional location, as applicable, located in the north central region. The Higher Learning Commission has invited comments on this policy (due by September 20, 2010) and has indicated that the Board of Trustees will act on this policy at its meeting scheduled for November 4-5, 2010.

        If this policy is adopted, the Higher Learning Commission would evaluate an institution accredited by the commission as of July 1, 2010 (such as Ashford University and the University of the Rockies), against the "substantial presence" definition at the time of the commission's next comprehensive evaluation of such institution, except where the commission has information to indicate that an institution does not meet this requirement and initiates, subsequent to July 1, 2012, an inquiry to review jurisdiction. Ashford University and the University of the Rockies are each scheduled for their next comprehensive evaluations in 2014-2015.

        Ashford University and the University of the Rockies have campuses in, are incorporated in, and have business operations, administration and leadership in Iowa and Colorado, respectively, both of which states are located in the north central region. However, because both institutions also have business operations, administration and leadership located outside of the north central region, it is uncertain whether the Higher Learning Commission would determine that these institutions have a substantial presence in the north central region under the definition in the proposed new policy. The Higher Learning Commission has indicated that it will develop a more detailed plan for reviewing compliance with the substantial presence requirement after it adopts its final policy in November 2010. If the Higher Learning Commission determines that Ashford University and the University of the Rockies do not have a substantial presence in the north central region and are outside the commission's jurisdiction, the institutions will be subject to reconsideration of their affiliated status with the Higher Learning Commission. If the institutions were no longer accredited by an accrediting body recognized by the Department, they would be ineligible to participate in Title IV programs until they obtained accreditation by another accrediting body recognized by the Department, at which time they would need to file an application with the Department for reinstatement. The ineligibility of our institutions to participate in Title IV programs would have a material adverse effect on our enrollments, revenues and results of operations.

If our accrediting body loses recognition by the U.S. Department of Education, we could lose our ability to participate in Title IV programs.

        In December 2009, the OIG issued an "Alert Memorandum," calling into question the Higher Learning Commission's compliance with the applicable Department regulations related to the Higher Learning Commission's status as recognized by the Department. Specifically, in matters unrelated to us, the OIG asserted in the Alert Memorandum that the Higher Learning Commission did not make appropriate assessments as to credit hours with respect to the distance education programs of one of the Higher Learning Commission's accredited institutions and, as such, the OIG recommended that the Department determine whether the Higher Learning Commission is in compliance with applicable regulations and, if not, take appropriate action to limit, suspend or terminate the Higher Learning Commission's recognition by the Secretary of Education. Additionally, in May 2010, the OIG issued a final management report to the Higher Learning Commission in which the OIG found that the Higher Learning Commission does not have an established definition of credit hour or minimum requirements for program length and the assignment of credit hours, which the OIG asserted could result in inflated credit hours, the improper designation of full-time student status and the over-awarding of Title IV funds.

        At this time, we do not know if this matter will be resolved and we are unable to speculate as to the impact on us or other institutions accredited by the Higher Learning Commission if the Higher Learning Commission were no longer recognized as an accrediting commission or otherwise sanctioned by the Department. If the Department ceased to recognize the Higher Learning Commission for any reason, Ashford University and the University of the Rockies would not be eligible to participate in Title IV programs beginning 18 months after the date such recognition ceased unless the Higher Learning Commission was again recognized or our institutions were accredited by another accrediting body recognized by the Department. The ineligibility of our institutions to participate in Title IV programs would have a material adverse effect on our enrollments, revenues and results of operations.

If we fail to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our business could be adversely impacted.

        As we continue to grow, we are susceptible to an increased risk of fraudulent activity by outside parties with respect to student enrollment and student financial aid programs. While we believe past incidents of fraudulent activity have been relatively isolated, we cannot be certain that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. The potential for outside parties to perpetrate fraud in connection with the award and disbursement of Title IV program funds, including as a result of identity theft, may be heightened due to our nature as an online education provider. We must maintain systems and processes to identify and prevent fraudulent applications for enrollment and financial aid.

        The Department requires institutions that participate in Title IV programs to refer to the OIG any credible information indicating that any applicant, employee, third-party servicer or agent of the institution that acts in a capacity that involves administration of the Title IV programs has been engaged in any fraud or other illegal conduct involving Title IV programs. If the systems and processes that we have established to detect and prevent fraud are inadequate, the Department may find that we do not satisfy its "administrative capability" requirements. This could result in our being limited in our access to, or our losing, Title IV program funding, which would adversely affect our enrollment, revenues and results of operations. In addition, our ability to participate in Title IV programs is conditioned on our maintaining accreditation by an accrediting agency that is recognized by the Secretary of Education. Any significant failure to adequately detect fraudulent activity related to student enrollment and financial aid could cause us to fail to meet our accrediting agencies' standards. Furthermore, under the Higher Education Act, accrediting agencies that evaluate institutions that offer distance learning programs, as we do, must require such institutions to have processes through which the institution establishes that a student who registers for a distance education program is the same student who participates in and receives credit for the program. Failure to meet our accrediting agencies' standards could result in the loss of accreditation at the discretion of our accrediting agencies, which could result in a loss of our eligibility to participate in Title IV programs and would adversely affect our business, financial condition, results of operations and cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

        As of July 30, 2010, we entered into a First Amendment to Loan Documents with Comerica pursuant to which the limitation on the amount of cash we can spend in any fiscal year without Comerica's consent for stock redemptions, dividend payments, cash acquisitions and other cash expenditures was increased from $25 million in the aggregate to $75 million in the aggregate. A copy of the First Amendment to Loan Documents is filed as Exhibit 10.1 to this report and incorporated herein by reference. This summary of the First Amendment to Loan Documents does not purport to be complete and is qualified in its entirety by reference to such document.

        This disclosure is provided in lieu of disclosure under Items 1.01 and 3.03 of Form 8-K.

Item 6.    Exhibits.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on May 21, 2009).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Form S-1 filed on March 20, 2009).
4.1	Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1 filed on March 30, 2009).
4.2	Second Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Form S-1 filed on September 4, 2009).
10.1	First Amendment to Loan Documents with Comerica Bank dated July 30, 2010.
31.1
Certification of Andrew S. Clark, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of Daniel J. Devine, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew S. Clark, President and Chief Executive Officer, and Daniel J. Devine, Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.
August 3, 2010	/s/ DANIEL J. DEVINE Daniel J. Devine Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)