Form 10-Q
period 2010-09-30
Bridgepoint Education Inc
filed 2010-11-02
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
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

        The total number of shares of common stock outstanding as of October 29, 2010, was 52,224,368.

BRIDGEPOINT EDUCATION, INC.

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	As of September 30, 2010	As of December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$163,884	$125,562
Restricted cash	25	25
Marketable securities	65,776	44,988
Accounts receivable, net	76,081	43,232
Deferred income taxes	3,545	4,027
Prepaid expenses and other current assets	11,465	9,581

Total current assets	320,776	227,415
Property and equipment, net	60,852	47,362
Goodwill and intangibles, net	3,577	3,201
Deferred income taxes	13,986	13,491
Other long term assets	5,367	3,762

Total assets	$404,558	$295,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,178	$2,870
Accrued liabilities	32,049	24,579
Deferred revenue and student deposits	146,056	121,752
Other current liabilities	—	172

Total current liabilities	181,283	149,373
Rent liability	10,399	6,896
Other long term liabilities	7,332	4,353

Total liabilities	199,014	160,622
Commitments and contingencies (see Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at September 30, 2010, and December 31, 2009	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 55,223 issued and 52,221 outstanding at September 30, 2010; 54,266 issued and outstanding at December 31, 2009	552	543
Additional paid-in capital	95,121	83,233
Retained earnings	152,064	50,833
Treasury stock, 3,002 and zero shares at cost at September 30, 2010, and December 31, 2009, respectively	(42,193)	—

Total stockholders' equity	205,544	134,609

Total liabilities and stockholders' equity	$404,558	$295,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$190,911	$127,382	$520,818	$322,566
Costs and expenses:
Instructional costs and services	50,191	33,120	132,884	83,611
Marketing and promotional	54,963	36,500	149,271	105,260
General and administrative	23,331	18,915	66,919	85,891

Total costs and expenses	128,485	88,535	349,074	274,762

Operating income	62,426	38,847	171,744	47,804
Other income, net	335	162	951	277

Income before income taxes	62,761	39,009	172,695	48,081
Income tax expense	26,623	16,651	71,464	20,575

Net income	36,138	22,358	101,231	27,506
Accretion of preferred dividends	—	—	—	645

Net income available to common stockholders	$36,138	$22,358	$101,231	$26,861

Earnings per common share:
Basic	$0.68	$0.42	$1.87	$0.49

Diluted	$0.61	$0.37	$1.68	$0.42

Weighted average number of common shares outstanding used in computing earnings per common share:
Basic	53,482	53,335	54,151	34,508

Diluted	59,330	59,822	60,167	40,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited)

(In thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2009	54,266	$543	$83,233	$50,833	$—	$134,609
Stock-based compensation	—	—	5,658	—	—	5,658
Exercise of options	646	6	640	—	—	646
Excess tax benefit of option exercises	—	—	3,900	—	—	3,900
Stock issued under employee stock purchase plan	35	—	501	—	—	501
Exercise of warrants	276	3	1,189	—	—	1,192
Repurchase of common stock	—	—	—	—	(42,193)	(42,193)
Net income	—	—	—	101,231	—	101,231

Balance at September 30, 2010	55,223	$552	$95,121	$152,064	$(42,193)	$205,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$101,231	$27,506
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	26,845	15,886
Depreciation and amortization	5,987	4,128
Amortization of premium/discount	238	(40)
Deferred income taxes	(13)	(11,158)
Stock-based compensation	5,658	33,947
Excess tax benefit of option exercises	(3,900)	(429)
Stockholder settlement (non-cash portion)	—	10,577
Loss on disposal of fixed assets	—	38
Changes in operating assets and liabilities:
Accounts receivable	(59,694)	(40,005)
Prepaid expenses and other current assets	(1,722)	130
Other long term assets	(1,605)	(2,186)
Accounts payable and accrued liabilities	10,943	15,619
Deferred revenue and student deposits	24,304	57,689
Other liabilities	6,944	3,991

Net cash provided by operating activities	115,216	115,693
Cash flows from investing activities
Capital expenditures	(18,534)	(16,834)
Purchases of marketable securities	(66,188)	(44,922)
Business acquisition	—	(1,500)
Restricted cash	—	641
Capitalized course development costs	(584)	—
Maturities of marketable securities	45,000	—

Net cash used in investing activities	(40,306)	(62,615)
Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs of $8.6 million	—	28,104
Proceeds from exercise of stock options	646	38
Excess tax benefit of option exercises	3,900	429
Issuance of common stock under employee stock purchase plan	501	93
Proceeds from exercise of warrants	1,192	973
Repurchase of common stock	(42,193)	—
Payments of notes payable	—	(60)
Payments on conversion of preferred stock	—	(27,707)
Payments of capital lease obligations	(634)	(113)

Net cash (used in) provided by financing activities	(36,588)	1,757

Net increase in cash and cash equivalents	38,322	54,835
Cash and cash equivalents at beginning of period	125,562	56,483

Cash and cash equivalents at end of period	$163,884	$111,318

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$1,484	$854

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

Unaudited Interim Financial Information

        The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 2, 2010. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company's condensed consolidated financial position, results of operations and cash flows as of and for the periods presented.

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

3. Earnings Per Share

        Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. In certain prior periods, the Company calculated basic earnings per common share using the two-class method. Under the two-class method, net income is allocated between common shares and other participating securities based on their participating rights.

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

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

3. Earnings Per Share (Continued)

Potentially dilutive securities may include options, warrants and shares of redeemable convertible preferred stock. The numerator of diluted earnings per common share is calculated by starting with income allocated to common shares and adding back income attributable to shares of redeemable convertible preferred stock to the extent such an adjustment would be dilutive. Potentially dilutive common shares for the three and nine months ended September 30, 2010, and the three months ended September 30, 2009, consisted of incremental shares of common stock issuable upon the exercise of options and warrants. Potentially dilutive common shares for the nine months ended September 30, 2009, consisted of incremental shares of common stock issuable upon the exercise of options and warrants and upon the conversion of shares of redeemable convertible preferred stock.

        The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income	$36,138	$22,358	$101,231	$27,506
Accretion of preferred dividends	—	—	—	(645)

Net income available to common stockholders	$36,138	$22,358	$101,231	$26,861

Denominator:
Weighted average number of common shares outstanding	53,482	53,335	54,151	34,508
Effect of dilutive options	5,563	5,951	5,676	4,831
Effect of dilutive warrants	285	536	340	824

Diluted weighted average number of common shares outstanding	59,330	59,822	60,167	40,163

Earnings per common share:
Basic earnings per common share	$0.68	$0.42	$1.87	$0.49

Diluted earnings per common share	$0.61	$0.37	$1.68	$0.42

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Redeemable convertible preferred stock	—	—	—	19,978

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

3. Earnings Per Share (Continued)

(b)
Options:

        For the periods indicated below, the computation of dilutive common shares outstanding excludes certain options to purchase shares of common stock because their effect was anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Options	786	11	380	1,705

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

        There were no participating securities other than common stock outstanding for the three month periods ended September 30, 2010 and 2009, or the nine month period ended September 30, 2009. The following presents the net income allocated to each class of capital stock in the calculation of basic earnings per common share for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to common stockholders	$36,138	$22,358	$101,231	$26,861
Net income allocated to redeemable convertible preferred stock	—	—	—	645

Net income	$36,138	$22,358	$101,231	$27,506

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Weighted Avg Shares	Income Allocation	Weighted Avg Shares	Income Allocation
Common stock	53,335	$22,358	34,508	$17,012
Redeemable convertible preferred stock	—	—	19,978	9,849

Total		$22,358		$26,861

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

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

3. Earnings Per Share (Continued)

        The denominator of diluted earnings per common share includes the incremental potential common shares issuable upon the following events, to the extent the effect was dilutive:

  (i)
  Exercise of options and warrants;

  (ii)
  For the nine months ended September 30, 2009, the optional conversion of all outstanding shares of redeemable convertible preferred stock, with each share of redeemable convertible preferred stock being converted into 2.265380093 shares of common stock; and

  (iii)
  For the nine months ended September 30, 2009, the issuance of shares of common stock at fair value in payment of the accreted value of the redeemable convertible preferred stock to the holders of redeemable convertible preferred stock.

4. Significant Balance Sheet Accounts

Accounts Receivable, Net

        Accounts receivable, net, consist of the following (in thousands):

	As of September 30, 2010	As of December 31, 2009
Accounts receivable	$101,790	$59,403
Less allowance for doubtful accounts	(25,709)	(16,171)

Accounts receivable, net	$76,081	$43,232

        The following table presents the changes in the accounts receivable allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
For the nine months ended September 30, 2010	$16,171	26,845	(17,307)	$25,709
For the nine months ended September 30, 2009	$18,246	15,886	(10,762)	$23,370

(1)
Deductions represent accounts written off, net of recoveries.

Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30, 2010	As of December 31, 2009
Prepaid expenses	$5,898	$2,723
Prepaid licenses	1,376	3,588
Prepaid insurance	1,071	1,646
Other current assets	3,120	1,624

Total prepaid expenses and other current assets	$11,465	$9,581

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Significant Balance Sheet Accounts (Continued)

Property and Equipment, Net

        Property and equipment, net, consist of the following (in thousands):

	As of September 30, 2010	As of December 31, 2009
Land	$4,456	$2,864
Buildings	10,697	8,610
Furniture, office equipment and software	45,685	34,510
Leasehold improvements	16,029	11,615
Vehicles	66	66

Total property and equipment	76,933	57,665
Less accumulated depreciation and amortization	(16,081)	(10,303)

Total property and equipment, net	$60,852	$47,362

Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	As of September 30, 2010	As of December 31, 2009
Accrued salaries and wages	$9,265	$7,953
Accrued bonus	3,079	4,466
Accrued vacation	4,212	2,549
Accrued expenses	13,743	8,239
Accrued income taxes payable	1,750	1,372

Total accrued liabilities	$32,049	$24,579

5. Fair Value Measurements

        The Company uses the three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either observable directly or indirectly, through market corroboration, for substantially the full term of the financial instrument; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. During the three and nine months ended September 30, 2010, there were no transfers in or out of any fair value level of measurement.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Fair Value Measurements (Continued)

        The following table summarizes the fair value information of marketable securities at September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Demand notes	$—	$5,016	$—	$5,016
Corporate notes	—	15,503	—	15,503
Municipal bonds	—	25,226	—	25,226
Bond fund	10,000	—	—	10,000
Corporate bonds	—	10,031	—	10,031

Total	$10,000	$55,776	$—	$65,776

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

        The Loan Documents contain financial covenants requiring the Company's educational institutions to maintain Title IV eligibility (see Note 12, "Regulatory") as well as the Company's maintenance of specified adjusted quick ratios, minimum profitability, minimum cash balances and U.S. Department of Education ("Department") financial responsibility composite scores. The Loan Documents contain other customary affirmative and negative covenants (including cash controls, financial reporting covenants and prohibitions on acquisitions, dividends, stock redemptions and other cash expenditures over a specified amount without Comerica's reasonable consent), representations and warranties and events of default (including the occurrence of a "material adverse effect," as defined in the Loan Documents). The Company was in compliance with all financial covenants in the Loan Documents as of September 30, 2010.

        As of September 30, 2010, the Company used the availability under the line of credit to issue letters of credit aggregating $2.4 million. Amounts subject to letters of credit issued under the line of credit decreased by $4.8 million from December 31, 2009. In August 2010, the Department notified the Company that Ashford University was released from the requirement to post a letter of credit in the

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

6. Notes Payable and Long-Term Debt (Continued)

amount of $5.0 million. The Company had no borrowings outstanding under the line of credit as of September 30, 2010.

        As part of its normal business operations, the Company is required to provide surety bonds in certain states where it does business. In May 2009, the Company entered into a surety bond facility with an insurance company to provide such bonds when required. As of September 30, 2010, the total available surety bond facility was $1.5 million and the Company had issued surety bonds totaling $1.2 million under such facility.

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

        The redeemable convertible preferred stock ranked senior to all common stock. The holders of redeemable convertible preferred stock were not entitled to any dividends except if the Company declared, set aside or paid any dividend on the common stock (other than dividends payable solely in additional shares of common stock), in which case holders of the redeemable convertible preferred stock could participate in any such dividends on a per share as-converted basis. Such dividends were payable when and as declared by the Company's board of directors. No preferred stock dividends were declared during the three or nine month periods ended September 30, 2010 and 2009. See "Preferred Dividends" below for payments upon liquidation, dissolution or winding up of the Company and payments upon optional conversion.

Optional Conversion Feature

        Each issued and outstanding share of redeemable convertible preferred stock was entitled to a number of votes equal to the number of shares of common stock into which it convertible with respect to matters presented to the stockholders of the Company for their action or consideration.

        Each share of redeemable convertible preferred stock was convertible, at the option of the holder, at any time, into 2.265380093 shares of common stock. As of September 30, 2010, and December 31, 2009, there were no outstanding shares of redeemable convertible preferred stock.

        Upon an optional conversion, the holder was entitled to receive shares of common stock as discussed above and also the payments discussed below under "Preferred Dividends—Payments upon optional conversion." The right of the holders of redeemable convertible preferred stock to elect to receive both shares of common stock and the accreted value under the optional conversion feature resulted in fair value in excess of the invested amount, which resulted in a beneficial conversion feature to such holders. This beneficial conversion feature was recorded as a 'deemed dividend' on the date of the issuance of the redeemable convertible preferred stock because there was no stated redemption date (maturity date) and the optional conversion feature was immediately exercisable. This beneficial conversion feature was measured as the excess of the fair value of the common shares into which the

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Redeemable Convertible Preferred Stock (Continued)

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

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

8. Stock-Based Compensation

        The Company recorded $2.0 million and $1.9 million of stock-based compensation expense for the three months ended September 30, 2010 and 2009, respectively, and $5.7 million and $33.9 million for the nine months ended September 30, 2010 and 2009, respectively. The related income tax benefit was $0.8 million and $0.8 million for the three months ended September 30, 2010 and 2009, respectively, and $2.2 million and $13.2 million for the nine months ended September 30, 2010 and 2009, respectively.

        The Company granted options to purchase 0.6 million shares of common stock during the three months ended September 30, 2010. During the three months ended September 30, 2010, options to purchase 0.5 million shares of common stock were exercised with an aggregate intrinsic value of $8.1 million. The actual tax benefit from these exercises was $3.2 million.

        The following weighted average assumptions were used to value the options granted during the three months ended September 30, 2010, pursuant to the Black-Scholes option pricing model:

Exercise price per share	$15.72
Risk-free interest rate	1.9%
Expected dividend yield	—
Expected volatility	45.4%
Expected life (in years)	6.1
Grant date fair value per share	$6.88

        As of September 30, 2010, there was $11.5 million of unrecognized compensation costs related to time-vested options and $37,000 of unrecognized compensation costs related to performance-vested options.

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

9. Warrants

        The Company has issued warrants to purchase common stock to various employees, consultants, licensors and lenders. Each warrant represents the right to purchase one share of common stock. No warrants were issued during the three months ended September 30, 2010. During the three months ended September 30, 2010, warrants to purchase 4,000 shares of common stock were exercised. As of September 30, 2010, and December 31, 2009, all outstanding warrants were exercisable. The following table summarizes information with respect to all warrants outstanding as of September 30, 2010, and December 31, 2009 (in thousands, except exercise prices):

Exercise Price	September 30, 2010	December 31, 2009	Expiration Date
$1.125	52	75	2013
$2.250	87	140	2013
$2.835	172	172	2013
$2.925	19	19	2013
$4.500	—	167	2013
$9.000	6	39	2013

Total	336	612

10. Income Taxes

        The Company's current estimated annual effective income tax rate that has been applied to normal, recurring operations for the nine months ended September 30, 2010, was 41.1%. The Company's effective income tax rate was 41.4% for the nine months ended September 30, 2010. The effective rate for the nine months ended September 30, 2010, differed from the Company's estimated annual effective tax rate due to the impact of discrete items on the Company's income before the provision for income taxes. These discrete items related to interest accrued on unrecognized tax benefits and a one-time adjustment to the value of the Company's net deferred tax assets related to a California law change.

        In the three months ended September 30, 2010, the Company recorded an increase in tax expense to revalue its net state deferred tax assets related to favorable California tax legislation effective in 2011. The Company's effective tax rate at September 30, 2010 excludes the impact of California Proposition 24, which could repeal these future benefits.

        At September 30, 2010, and December 31, 2009, the Company had $7.3 million and $3.8 million of gross unrecognized tax benefits, respectively, of which $5.3 million and $3.0 million, respectively, would impact the effective income tax rate if recognized.

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

10. Income Taxes (Continued)

        The Company is subject to U.S. federal income tax and multiple state tax jurisdictions. The 2003 through 2009 tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

        The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of September 30, 2010, and December 31, 2009, was $0.9 million and $0.2 million, respectively.

11. Share Repurchase Program

        On July 30, 2010, the Company's board of directors authorized the repurchase of up to $60.0 million of the Company's outstanding shares of common stock over the following 12 months. Under the share repurchase program, which was announced on August 3, 2010, the Company may purchase shares from time to time in the open market, through block trades or otherwise.

        During the three months ended September 30, 2010, the Company repurchased 3.0 million shares of common stock at a weighted average purchase price of $14.05 per share, for a total cost of $42.2 million. Approximately $17.8 million remains authorized and available under the repurchase program. The Company may suspend the repurchase program at any time.

12. Regulatory

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

        To participate in Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is physically located, accredited by an accrediting agency recognized by the Department and certified as eligible by the Department. The Department will certify an institution to participate in Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department on an ongoing basis. As of September 30, 2010, management believes the Company is in compliance with applicable Department regulations in all material respects.

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

BRIDGEPOINT EDUCATION, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

12. Regulatory (Continued)

Cohort Default Rate

        For each federal fiscal year, the Department calculates a rate of student defaults for each educational institution which is known as a "cohort default rate." An institution may lose its eligibility to participate in some or all Title IV programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department. Ashford University's cohort default rates for the 2008, 2007 and 2006 federal fiscal years, were 13.3%, 13.3% and 4.1%, respectively. The cohort default rates for the University of the Rockies for the 2008, 2007 and 2006 federal fiscal years, were 2.5%, 0.0% and 0.0%, respectively.

13. Commitments and Contingencies

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

13. Commitments and Contingencies (Continued)

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

        In July 2010, Ashford University submitted timely responses to the findings and recommendations in the OIG's draft audit report. After the OIG has considered Ashford University's responses, it will issue the final audit report. The Office of Federal Student Aid would then consider the findings and recommendations in the final audit report and engage in a dialog with Ashford University prior to it taking any action. If the Office of Federal Student Aid were to assess a monetary liability or commence an administrative action to fine, limit, suspend or terminate Ashford University's participation in Title IV programs, Ashford University would have a further opportunity to respond to the decision of the Office of Federal Student Aid through a series of administrative proceedings.

        The Company cannot predict the ultimate extent of the final audit findings or the potential liability or remedial actions, if any, that may result from any recommendations by the OIG in the final audit report.

14. Stockholder Dispute

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

Forward-Looking Statements

        This MD&A and other sections of this report contain "forward-looking statements" as defined by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources. These forward-looking statements may include, without limitation, statements regarding: the resilience of our student enrollment during the economic downturn; proposed new programs; our anticipated growth in student enrollment and operating income relative to prior periods; our anticipated seasonal fluctuations in results of operations; expectations regarding the timing, content and impact of new regulations issued by the U.S. Department of Education (the "Department"); expectations that regulatory developments or other matters may have a material adverse effect on our enrollments, financial position, results of operations and liquidity; the timing and likelihood of Ashford University's change in primary accreditor; expectations regarding Ashford University's ability to continue to maintain accreditation with its current accreditor while it seeks to migrate accreditation to a new accreditor; revisions to the Department's requirements concerning cohort default rates, and expectations of increased cohort default rates as a result of extending the calculation period for an additional year; our estimated tax rate and the impact of California Proposition 24; expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations; expectations regarding our ability to generate cash from operating activities for the foreseeable future; expectations regarding investment plans, capital expenditures and use of commercial financing and lines of credit; expectations regarding the effect of recent accounting pronouncements; projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; management's goals and objectives; expectations regarding the efficacy of investment in advertising and enrollment advisors; and other similar matters that are not historical facts. Words such as "may," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions, as well as statements in the future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking.

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

        Our institutions deliver programs online as well as at their traditional campuses located in Clinton, Iowa and Colorado Springs, Colorado. As of September 30, 2010, our institutions offered approximately 1,300 courses, 65 degree programs and 130 specializations. We had 77,179 students enrolled in our institutions as of September 30, 2010.

Regulatory developments

        Ashford University Seeks Change in Primary Accreditor.    In September 2010, we announced that Ashford University has initiated the process of seeking regional accreditation from the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges ("WASC"). Ashford University is currently accredited by, and in good standing with, the Higher Learning Commission of the North Central Association of Colleges and Schools ("HLC"). Ashford University is working collaboratively with both WASC and HLC to facilitate the migration of accreditation. During the process, Ashford University will continue to maintain its current regional accreditation with HLC. Prior to initiating the accreditation process with WASC, Ashford University notified the Department of its intention to change primary accreditors, and the Department responded that it had no objections.

        The decision to seek WASC accreditation reflects careful analysis performed by the institution's faculty and administration, taking into account the dynamics of its student enrollment, its faculty and staff profile, and the development of its programmatic offerings. Based on this analysis, and taking into account how the institution's academic and administrative activity is becoming concentrated in California, Ashford University's governing board concluded that it is appropriate for the institution to operate under the auspices of WASC, which is the regional accrediting body having jurisdiction over California institutions.

        WASC has established procedures through which institutions may move through the stages leading to accreditation. To begin the accreditation process, Ashford University must first submit an application to enable WASC to verify that the institution meets all of WASC's eligibility criteria. Ashford University plans to submit this application in December 2010. An Eligibility Review Committee ("ERC") panel, comprised of peer reviewers appointed by WASC, will then review the eligibility application. If the ERC panel determines that Ashford University meets WASC's eligibility criteria, the institution must next submit an application for accreditation, together with supporting narrative and documentation.

        Upon receipt of the application for accreditation and related materials, WASC will appoint a site visit team and schedule one or more visits, the purpose of which is to validate the information provided in the institution's application, particularly its compliance with WASC standards. Prior to the submission of the final team report to WASC, Ashford University will be given an opportunity to review the report for correction of errors of fact; the institution will also be given an opportunity to prepare a written response to the final team report, which will be provided to WASC for consideration along with the report. If upon review of the application and supporting documentation, the team report and the institution's response, Ashford University is found to be in substantial compliance with all of WASC's standards, WASC may grant initial accreditation, typically with a comprehensive review cycle of five years. Depending on the circumstances, WASC may also grant initial accreditation with requirements for interim reports, special visits or both. Ashford University expects to have a decision from WASC regarding initial accreditation by the end of 2011. Upon securing initial accreditation from WASC, Ashford University will commence the process of migrating its primary institutional accreditor from HLC to WASC.

        U.S. Department of Education Rulemaking.    On June 18, 2010, the Department published in the Federal Register a Notice of Proposed Rulemaking ("June NPRM") related to Title IV program integrity issues and foreign school issues. The June NPRM addressed each of the 14 topics discussed at the negotiated rulemaking sessions held in November 2009, December 2009 and January 2010, including, among others, the following: the definition of a high school diploma for the purposes of establishing institutional eligibility to participate in Title IV programs and student eligibility to receive Title IV aid; standards regarding the payment of incentive compensation; establishing requirements for institutions to submit information on program completers for programs that prepare students for gainful employment in recognized occupations; revising the definition of what constitutes a "substantial misrepresentation" made by an institution; standards regarding the sufficiency of a state's authorization of an institution for the purpose of establishing an institution's eligibility to participate in Title IV programs; and the definition of a credit hour for purposes of determining program eligibility for Title IV student financial aid.

        On July 26, 2010, the Department published in the Federal Register another Notice of Proposed Rulemaking ("July NPRM") related to a definition of "gainful employment" for purposes of determining whether certain educational programs comply with the Title IV requirement of preparing students for gainful employment in a recognized occupation.

        On September 24, 2010, the Department announced that final regulations regarding the 14 topics addressed in the June NPRM and July NPRM would be published in the Federal Register in two phases:

  •
  Final regulations for all topics other than gainful employment would be published on or around November 1, 2010, and would go into effect on July 1, 2011;

  •
  Final regulations for sections of the proposed gainful employment rules unrelated to a program's eligibility to receive federal student aid (e.g., rules regarding graduation rate and job placement disclosures and approval of new programs) would also be published on or around November 1, 2010, and would go into effect on July 1, 2011; and

  •
  Final regulations for sections of the proposed gainful employment rules related to a program's eligibility to receive federal student aid will be published in early 2011 and would go into effect on July 1, 2012, as contemplated in the July NPRM.

        On October 29, 2010, the Department published in the Federal Register, consistent with the Department's announcement on September 24, 2010, final regulations addressing all 14 topics addressed in the June NPRM and July NPRM, other than sections of the proposed gainful employment rules related to a program's eligibility to receive federal student aid. The final regulations published in the Federal Register are effective July 1, 2011, except for rules pertaining to verification and updating of student aid application information, which are effective July 1, 2012.

        Although we are still in the process of reviewing the final regulations to determine what, if any, impact they may have on our business and institutions, we believe the following new regulations are likely to have the most impact:

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

        In the final regulations, the Department eliminated all 12 safe harbors, taking the position that any commission, bonus or other incentive payment based in any part, directly or indirectly, on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the Higher Education Act. The Department contends that institutions do not need to rely on safe harbors to protect compensation that complies with the Higher Education Act, and that institutions can readily determine if a payment or compensation is permissible under the Higher Education Act by analyzing (1) whether it is a commission, bonus or other incentive payment, defined as an award of a sum of money or something of value (other than a fixed salary or wages), paid to or given to a person or entity for services rendered, and (2) whether the commission, bonus or other incentive payment is provided to any person based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, which are defined as activities engaged in for the purpose of the admission or matriculation of students for any period of time or the award of financial aid.

        The Department maintains that an institution can still make merit-based adjustments to employee compensation, provided that such adjustments are not based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid. Accordingly, among other examples, the Department states that (1) an institution may maintain a hierarchy of recruitment personnel with different levels of responsibility, with salary scales that reflect an added amount of responsibility, (2) an institution may promote or demote recruitment personnel based on merit and (3) an institution may make a compensation decision based on seniority or length of employment, provided that in each case compensation decisions are consistent with the Higher Education Act's prohibition on incentive compensation.

        We may have to modify some of our compensation practices as a result of the elimination of the safe harbors. Such a change could affect our ability to compensate our enrollment advisors and other employees in a manner that appropriately reflects their relative merit, which in turn could (1) reduce the effectiveness of our employees and make it more difficult for us to attract and retain staff with the desired talent and motivation to succeed and (2) impair our ability to sustain and grow our business and enrollments at our institutions.

        Gainful employment.    Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs only to the extent that their educational programs lead to "gainful employment" in a recognized occupation, with the limited exception of qualified programs leading to a bachelor's degree in liberal arts.

        Under the final regulations, if an institution seeks to provide a new program that prepares students for gainful employment in a recognized occupation, it must submit a notice to the Department at least 90 days before the first day of class of such program. The notice must describe how the institution determined the need for the new program and how the program was designed to meet local market needs, or for an online program, regional or national market needs. The institution must also describe how the program was reviewed or approved by, or developed in conjunction with, business advisory committees, program integrity boards, public or private oversight or regulatory agencies and businesses that would likely employ graduates of the program. An institution is not required to submit employer affirmations or enrollment projections for a program. The institution must include in its notice that the program has been approved by its accrediting agency or is otherwise included in the institution's accreditation by its accrediting agency, as well as a description of any wage analysis it may have performed that is related to the new program. Unless otherwise required by the Department to obtain approval for the new program, an institution that provides a notice may proceed with its plans to offer the new program based on its determination that the program is an eligible program that prepares students for gainful employment in a recognized occupation. However, if a concern or need for additional information about the new program is identified by Department staff after receiving notice of the new program, the Department may alert the institution, at least 30 days before the first day of class, that the Department must approve the program for Title IV purposes. If any new program submitted by our institutions is identified as being subject to Department review for Title IV purposes, it could result in difficulties or delays in introducing the program, which could have a negative impact on our growth and enrollments.

        For each program leading to "gainful employment" in a recognized occupation, the final regulations also require institutions to provide prospective students with information concerning the occupation that the program prepares students to enter; the program's on-time graduation rate; the tuition and fees it charges a student for completing the program within normal time, along with the costs of books, supplies, room, and board; the placement rate for students completing the program, and the median loan debt incurred by students who completed the program. Institutions must also provide the Department with information that will allow determination of student debt levels and incomes after program completion. It is unclear at this time the level of administrative burden, or effect on growth and enrollments at our institutions, that may result from the new reporting and disclosure requirements.

        The Department has yet to adopt final gainful employment regulations regarding program eligibility. In the July NPRM, the Department proposes to assess whether a program leads to "gainful employment" by applying two tests: a debt-to-income test and a repayment rate test. Based on a program's performance under these two tests, the program may be fully eligible, have restricted eligibility or be ineligible to participate in Title IV programs. We discussed in detail the proposed debt-to-income test and repayment rate test, as well as the related potential restrictions on program eligibility, in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operation—Overview—Regulatory Developments—U.S. Department of Education Rulemaking, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 3, 2010. If such program eligibility rules are adopted by the Department as proposed, we may need to modify or eliminate some of the educational programs at our institutions, or delay the introduction of new programs, which could have a negative impact on our growth and enrollments. The Department is expected to publish final gainful employment regulations regarding program eligibility in early 2011, which regulations would become effective July 1, 2012.

        State authorization.    To be eligible to participate in Title IV programs, an institution must be licensed or authorized to offer its educational programs by the states in which it is physically located, in accordance with the Department's regulations. Ashford University's campus is located in Iowa and is exempt from having to register as a postsecondary school in the state of Iowa based primarily on its accreditation from the HLC. The University of Rockies is located in Colorado and is authorized in the state of Colorado based in part on its accreditation from HLC. The final regulations clarify what is required for an institution to be considered "legally authorized" in a state, and provides that the

Secretary of Education would consider an institution to be legally authorized by a state if it meets one of several sets of requirements, one of which consists of the following:

  •
  the state establishes the institution by name as an educational institution through a charter, statute, constitutional provision or other action issued by an appropriate state agency or entity to operate educational programs beyond secondary education, including programs leading to a degree or certificate;

  •
  the institution complies with any applicable state approval or licensure requirements, except that the state may exempt the institution from any such requirement based on (1) the institution's accreditation by one or more accrediting agencies recognized by the Secretary of Education or (2) the institution being in operation for at least 20 years; and

  •
  the state has a process, applicable to all institutions except tribal and federal institutions, to review and appropriately act on complaints concerning the institution and to enforce applicable state laws.

Under the final regulations, institutions unable to obtain state authorization in a state under the above requirements may request a one-year extension of the effective date of the regulation to July 1, 2012, and if necessary, an additional one-year extension of the effective date to July 1, 2013. To receive an extension of the effective date, an institution must obtain from the state an explanation of how a one-year extension will permit the state to modify its procedures to comply with the regulations.

        The final regulations also provide that if an institution is offering postsecondary education through distance or correspondence education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to be legally offering postsecondary distance or correspondence education to students in that state; additionally, an institution must be able to document upon request by the Department that it has the applicable state approval. Although our institutions have a process for evaluating the compliance of their online educational programs with state requirements regarding distance and correspondence learning, and have experienced no significant restrictions on their educational activities to date as a result of such requirements, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. For more information, see Part I, Item 1, Business—Regulation—State Education Licensure and Regulation, of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 2, 2010. Moreover, it is also unclear whether and to what extent state agencies may augment or change their regulations in this area as a result of new Department regulations and increased scrutiny. Any failure to comply with state requirements, or any new or modified regulations, could result in our inability to enroll students or receive Title IV funds for students in those states and could result in restrictions on our growth and enrollments.

        Cohort Default Rate.    For each federal fiscal year, the Department calculates a rate of student defaults for each educational institution which is known as a "cohort default rate." An institution may lose its eligibility to participate in some or all Title IV programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department. Ashford University's cohort default rates for the 2008, 2007 and 2006 federal fiscal years, were 13.3%, 13.3% and 4.1%, respectively. The cohort default rates for the University of the Rockies for the 2008, 2007 and 2006 federal fiscal years were 2.5%, 0.0% and 0.0%, respectively.

        The August 2008 reauthorization of the Higher Education Act includes significant revisions to the requirements concerning cohort default rates. Under the revised law, the period for which students' defaults on their loans are included in the calculation of an institution's cohort default rate has been extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change was effective with the calculation of institutions' cohort default rates for the federal fiscal year ending September 30, 2009, which rates are expected to be calculated and issued by the Department in 2012. The Department will not impose sanctions based on rates calculated under this new methodology until three consecutive years of rates have been calculated, which is expected to occur in 2014. Until that time, the Department will continue to calculate rates under the old calculation method and impose sanctions based on those rates. The revised law also increases the threshold for ending an institution's participation in the relevant Title IV programs from 25% to 30%, effective for final three-year cohort default rates published on or after the 2012 federal fiscal year. Ineligibility to participate in Title IV programs would have a material adverse effect on the Company's enrollments, revenue and results of operations.

        Financial Responsibility.    In the third quarter of 2010, the Department notified us that Ashford University received a composite score of 2.9 for the fiscal year ended December 31, 2009, and that the University of the Rockies received a composite score of 1.8 for the fiscal year ended December 31, 2009, in each case satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. Accordingly, our institutions will not be required to post any letter of credit in favor of the Department or to conform to the regulations of the heightened cash monitoring level one method of payment, based upon the financial responsibility test.

Seasonality

        Although not apparent in our results of operations due to our growth rate, our operations are generally subject to seasonal trends. As our growth rate declines, we expect to experience seasonal fluctuations in results of operations as a result of changes in the level of student enrollment. While we enroll students throughout the year, our fourth quarter new enrollments and revenue generally are lower than other quarters due to the holiday break in December. We generally experience a seasonal increase in new enrollments in August and September of each year when most other colleges and universities begin their fall semesters.

Critical Accounting Policies and Use of Estimates

        For a discussion of our critical accounting policies and estimates, see "Critical Accounting Policies and Use of Estimates" in the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 2, 2010.

Results of Operations

        The following table sets forth the condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	26.3	26.0	25.5	25.9
Marketing and promotional	28.8	28.7	28.7	32.7
General and administrative	12.2	14.8	12.9	26.6

Total costs and expenses	67.3	69.5	67.1	85.2

Operating income	32.7	30.5	32.9	14.8
Other income, net	0.2	0.1	0.2	0.1

Income before income taxes	32.9	30.6	33.1	14.9
Income tax expense	14.0	13.0	13.7	6.4

Net income	18.9%	17.6%	19.4%	8.5%

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

        In recent years, we have seen student enrollments and revenue continue to increase despite difficult general economic conditions. We have not seen any unfavorable impact from the decline in general economic conditions on our liquidity, capital resources or results of operations. While we cannot guarantee that these trends will continue, we believe that the performance of our company has been resilient in the current economic downturn due to (i) the continued availability of Title IV funds to finance student tuition payments, (ii) increased demand for postsecondary education resulting from a deteriorating labor market and (iii) efficiencies in advertising costs. To meet the challenges of the current economy, we plan to continue to invest significantly in enrollment advisors and online advertising, which we expect will result in our total student enrollment and operating income continuing to grow, though perhaps not at the same rate as in the past, particularly given the larger size of our enrollment base and the changing regulatory environment.

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

        Revenue.    Our revenue for the three months ended September 30, 2010, was $190.9 million, representing an increase of $63.5 million, or 49.9%, as compared to revenue of $127.4 million for the three months ended September 30, 2009. This increase was primarily due to enrollment growth of 40.6%, from 54,894 students at September 30, 2009, to 77,179 students at September 30, 2010. Enrollment growth is driven by various factors including the students' acceptance of our value proposition, the quality of lead generation efforts, the number of enrollment advisors and our ability to retain existing students. In addition to the increase in student enrollment, the revenue increase was also positively impacted by the 5% tuition increase for online courses at our institutions which became effective on April 1, 2010. The tuition increase accounted for approximately 12.3% of the $63.5 million revenue increase between periods. These increases were partially offset by an increase in institutional scholarships and promotional vouchers of $9.8 million in the aggregate between periods.

        Instructional costs and services expenses.    Our instructional costs and services expenses for the three months ended September 30, 2010, were $50.2 million, representing an increase of $17.1 million, or 51.5%, as compared to instructional costs and services expenses of $33.1 million for the three months ended September 30, 2009. This increase was primarily due to increases in faculty and administrative labor costs, financial aid processing costs, license fees and bad debt as a result of increased student enrollment. Our instructional costs and services expenses as a percentage of revenue was 26.3% for the three months ended September 30, 2010, as compared to 26.0% for the three months ended September 30, 2009. The relative increase was mainly due to the increase in license fees related to the change in online learning platforms for students at our academic institutions and increased bad debt, which increased from 5.3% as a percentage of revenue for the three months ended September 30, 2009, to 5.5% as a percentage of revenue for the three months ended September 30, 2010. The overall increase in instructional costs and services expenses was offset in part by more improvements in our variable cost structure and more efficient use of faculty and direct labor.

        Marketing and promotional expenses.    Our marketing and promotional expenses for the three months ended September 30, 2010, were $55.0 million, representing an increase of $18.5 million, or 50.6%, as compared to marketing and promotional expenses of $36.5 million for the three months ended September 30, 2009. This increase was primarily due to increases in marketing and recruitment personnel costs, advertising costs and facilities expenses. Our marketing and promotional expenses as a percentage of revenue increased slightly to 28.8% for the three months ended September 30, 2010, from 28.7% for the three months ended September 30, 2009.

        General and administrative expenses.    Our general and administrative expenses for the three months ended September 30, 2010, were $23.3 million, representing an increase of $4.4 million, or 23.3%, as compared to general and administrative expenses of $18.9 million for the three months ended September 30, 2009. The overall increase between periods was primarily due to increases in administrative labor and other administrative expenses. Our general and administrative expenses as a percentage of revenue decreased to 12.2% for the three months ended September 30, 2010, from 14.8% for the three months ended September 30, 2009, primarily due to decreases as a percentage of revenue in stock-based compensation expense and administrative labor costs.

        Other income, net.    Other income was $0.3 million for the three months ended September 30, 2010, as compared to $0.2 million for the three months ended September 30, 2009, representing an increase of $0.1 million. The increase was primarily due to increased levels of interest income and increased yield on higher average cash balances.

        Income tax expense.    We recognized tax expense for the three months ended September 30, 2010 and 2009, of $26.6 million and $16.7 million, respectively, at effective tax rates of 42.4% and 42.7%, respectively. The decrease in our effective tax rate between periods was primarily due to a one-time increase in an uncertain tax position in 2009, offset by the effect in 2010 of a one-time adjustment to revalue our net state deferred tax assets related to favorable California tax legislation effective in 2011. Our effective tax rate at September 30, 2010 excludes the impact of California Proposition 24, which could repeal these future benefits. We will record any impact of California Proposition 24 in the three months ending December 31, 2010.

        Net income.    Net income was $36.1 million for the three months ended September 30, 2010, compared to net income of $22.4 million for the three months ended September 30, 2009, an increase of $13.7 million, as a result of the factors discussed above.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

        Revenue.    Our revenue for the nine months ended September 30, 2010, was $520.8 million, representing an increase of $198.2 million, or 61.5%, as compared to revenue of $322.6 million for the nine months ended September 30, 2009. This increase was primarily due to enrollment growth of 40.6%, from 54,894 students at September 30, 2009, to 77,179 students at September 30, 2010. Enrollment growth is driven by various factors including the students' acceptance of our value proposition, the quality of lead generation efforts, the number of enrollment advisors and our ability to retain existing students. In addition to the increase in student enrollment, the revenue increase was also positively impacted by the 5% tuition increase which became effective April 1, 2010, and the decision to move to a single credit hour price for all Ashford University undergraduate students which was effective April 1, 2009. The tuition increase and the move to a single credit hour price accounted for approximately 10.3% and 6.2%, respectively, of the $198.2 million revenue increase between periods. These increases were partially offset by an increase in institutional scholarships and promotional vouchers of $27.4 million in the aggregate between periods.

        Instructional costs and services expenses.    Our instructional costs and services expenses for the nine months ended September 30, 2010, were $132.9 million, representing an increase of $49.3 million, or 58.9%, as compared to instructional costs and services expenses of $83.6 million for the nine months ended September 30, 2009. This increase was primarily due to increases in faculty and administrative labor costs, financial aid processing costs, license fees and bad debt as a result of increased student enrollment. The increase between periods also reflects the $2.1 million stock-based compensation charge taken in the second quarter of 2009 related to the acceleration of certain exit options. Our instructional costs and services expenses as a percentage of revenue decreased to 25.5% for the nine months ended September 30, 2010, as compared to 25.9% for the nine months ended September 30, 2009. The relative decrease was primarily due to the decrease in stock-based compensation as a percentage of revenue of 0.6%. Bad debt as a percentage of revenue increased to 5.2% for the nine months ended September 30, 2010, compared to 4.9% for the nine months ended September 30, 2009.

        Marketing and promotional expenses.    Our marketing and promotional expenses for the nine months ended September 30, 2010, were $149.3 million, representing an increase of $44.0 million, or 41.8%, as compared to marketing and promotional expenses of $105.3 million for the nine months ended September 30, 2009. This increase was primarily due to increases in marketing and recruitment personnel costs, advertising costs and facilities expenses. The increase between periods also reflects the $5.0 million stock-based compensation charge taken in the second quarter of 2009 related to the acceleration of certain exit options. Our marketing and promotional expenses as a percentage of revenue decreased to 28.7% for the nine months ended September 30, 2010, from 32.7% for the nine months ended September 30, 2009, primarily due to the decrease in stock-based compensation as a percentage of revenue of 1.5%, as well as improvements in our cost structure related to selling labor and advertising.

        General and administrative expenses.    Our general and administrative expenses for the nine months ended September 30, 2010 were $66.9 million, representing a decrease of $19.0 million, or 22.1%, as compared to general and administrative expenses of $85.9 million for the nine months ended September 30, 2009. This decrease was primarily due to a decrease in stock-based compensation expense between periods due to the $23.3 million charge taken in the second quarter of 2009 related to the acceleration of certain exit options and the $11.1 million charge taken in first quarter of 2009 related to the settlement of a stockholder dispute. This decrease was offset in part by increases in administrative labor and other costs. Our general and administrative expenses as a percentage of revenue decreased to 12.9% for the nine months ended September 30, 2010, from 26.6% for the nine months ended September 30, 2009, primarily due to the decrease in stock-based compensation expense between periods, which accounted for a 7.3% decrease as a percentage of revenue, and the stockholder settlement in 2009, which accounted for a 3.4% decrease as a percentage of revenue, as well as decreases in administrative labor and professional fees as a percentage of revenue.

        Other income, net.    Other income was $1.0 million for the nine months ended September 30, 2010, as compared to $0.3 million for the nine months ended September 30, 2009, representing an increase of $0.7 million. The increase was primarily due to increased levels of interest income and increased yield on higher average cash balances.

        Income tax expense.    We recognized tax expense for the nine months ended September 30, 2010, and 2009, of $71.5 million and $20.6 million, respectively, at effective tax rates of 41.4% and 42.8%, respectively. The decrease in our effective tax rate in 2010 as compared to 2009 was primarily due to a one-time increase in an uncertain tax position in 2009 offset by the effect in 2010 of a one-time adjustment to revalue our net state deferred tax assets related to favorable California tax legislation effective in 2011. Our effective tax rate at September 30, 2010 excludes the impact of California Proposition 24, which could repeal these future benefits. We will record any impact of California Proposition 24 in the three months ending December 31, 2010.

        Net income.    Net income was $101.2 million for the nine months ended September 30, 2010, compared to net income of $27.5 million for the nine months ended September 30, 2009, an increase of $73.7 million, as a result of the factors discussed above.

Liquidity and Capital Resources

        We financed our operating activities and capital expenditures during the nine months ended September 30, 2010 and 2009, primarily through cash provided by operating activities. Our cash and cash equivalents were $163.9 million at September 30, 2010, and $125.6 million at December 31, 2009. Our restricted cash was $25,000 at both September 30, 2010, and December 31, 2009. At September 30, 2010, and December 31, 2009, we had marketable securities of $65.8 million and $45.0 million, respectively.

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

        The Loan Documents contain financial covenants requiring our educational institutions to maintain Title IV eligibility as well as our maintenance of specified adjusted quick ratios, minimum profitability, minimum cash balances and Department financial responsibility composite scores. The Loan Documents contain other customary affirmative and negative covenants (including cash controls, financial reporting covenants and prohibitions on acquisitions, dividends, stock redemptions and other cash expenditures over a specified amount without Comerica's reasonable consent), representations and warranties and events of default (including the occurrence of a "material adverse effect," as defined in the Loan Documents). We were in compliance with all financial covenants in the Loan Documents as of September 30, 2010.

        As of September 30, 2010, we used the availability under the line of credit to issue letters of credit aggregating $2.4 million. We had no borrowings outstanding under the line of credit as of September 30, 2010.

        As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of September 30, 2010, the total available surety bond facility was $1.5 million and we had issued surety bonds totaling $1.2 million under such facility.

Share repurchase program

        On July 30, 2010, our board of directors authorized the repurchase of up to $60.0 million of our outstanding shares of common stock over the following 12 months. Under the share repurchase program, which was announced on August 3, 2010, we may purchase shares from time to time in the open market, through block trades or otherwise.

        During the three months ended September 30, 2010, we repurchased 3.0 million shares at a weighted average cost of $14.05 per share, for a total purchase price of $42.2 million. Approximately $17.8 million remains authorized and available under the repurchase program. We may suspend the repurchase program at any time.

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

Financial responsibility

        In the third quarter of 2010, the Department notified us that Ashford University received a composite score of 2.9 for the fiscal year ended December 31, 2009, and University of the Rockies received a composite score of 1.8 for the fiscal year ended December 31, 2009, in each case satisfying the composite score requirement of the financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. Accordingly, our institutions will not be required to post any letter of credit in favor of the Department or to conform to the regulations of the heightened cash monitoring level one method of payment, based upon the financial responsibility test.

Operating activities

        Net cash provided by operating activities was $115.2 million and $115.7 million for the nine months ended September 30, 2010 and 2009, respectively. The overall decrease of $0.5 million between periods was primarily related to (i) a decrease of $33.4 million in the growth of deferred revenue and student deposits between periods, and (ii) an increase of $19.7 million in the growth of net accounts receivable between periods, both of which negatively affected incoming cash flow. The decrease between periods was offset in part by a $73.7 million increase in net income between periods, which increase reflects that net income for the nine months ended September 30, 2009, included non-cash charges related to the acceleration of exit options of $30.4 million and the settlement of a stockholder claim of $11.1 million (of which $10.6 million was non-cash). We expect to continue to generate cash from our operating activities for the foreseeable future.

Investing activities

        Cash used in investing activities consisted primarily of capital expenditures and investments in and maturities of marketable securities. Net cash used in investing activities was $40.3 million and $62.6 million for the nine months ended September 30, 2010 and 2009, respectively. We will continue to invest in computer equipment and office furniture and fixtures to support our increasing employee headcount. For the year ending December 31, 2010, we expect our capital expenditures to be approximately $33.0 million.

        We manage our excess cash pursuant to the quantitative and qualitative operational guidelines of our cash investment policy. Our cash investment policy, which was adopted by our audit committee and our board of directors and is managed by our chief financial officer, has the following primary objectives (in order of priority): preserving principal, meeting our liquidity needs, minimizing market and credit risk, and providing after-tax returns. Under the policy's guidelines, we invest our excess cash exclusively in high-quality, short-term, U.S. dollar-denominated financial instruments. For a discussion of the measures we use to mitigate the exposure of our cash investments to market risk, credit risk and interest rate risk, see Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, of this report.

Financing activities

        Net cash (used in) provided by financing activities was ($36.6) million and $1.8 million for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, net cash used in financing activities primarily reflects that we repurchased $42.2 million of our common stock pursuant to the share repurchase program.

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

        In July 2010, the FASB issued ASU 2010-20, which amends ASC Topic 310, Receivables, by requiring more robust and disaggregated disclosure about the credit quality of an entity's loans and its allowance for loan losses. These new disclosures will significantly expand the existing requirements and are focused on providing transparency regarding an entity's exposure to credit losses. This update is effective for interim and annual reporting periods ending on or after December 15, 2010. We do not believe the adoption of ASU 2010-20 will have a material effect on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market and credit risk

        Pursuant to our cash investment policy, we attempt to mitigate the exposure of our cash and short-term investments to market and credit risk by (i) diversifying concentration risk to ensure that we are not overly concentrated in a limited number of financial institutions, (ii) monitoring and managing the risks associated with the national banking and credit markets, (iii) investing in U.S. dollar-denominated assets and instruments only, (iv) diversifying account structures so that we maintain a decentralized account portfolio with numerous stable, highly-rated and liquid financial institutions and (v) ensuring that our investment procedures maintain a defined and specific scope such that we will not invest in higher-risk investment assets, including financial swaps or derivative and corporate equities. Accordingly, under the guidelines of the policy, we invest our excess cash exclusively in high-quality, U.S. dollar-denominated financial instruments.

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

Interest rate risk

        To the extent we borrow funds under our line of credit with Comerica, we would be subject to fluctuations in interest rates. As of September 30, 2010, we had no borrowings under the line of credit with Comerica.

        Our future investment income may fall short of expectations due to changes in interest rates. At September 30, 2010, a 10% increase or decrease in interest rates would not have had a material impact on our future earnings, fair value or cash flows related to interest earned from cash equivalents or marketable securities.

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

Item 1A.    Risk Factors.

        Investing in our common stock involves risk. In addition to the updated risk factors set forth below, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 2, 2010, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 3, 2010. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Ashford University could experience difficulties or delays in changing its primary accreditor.

        In September 2010, we announced that Ashford University has initiated the process of seeking regional accreditation from the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges ("WASC"). Ashford University is currently accredited by, and in good standing with, the Higher Learning Commission of the North Central Association of Colleges and Schools ("HLC").

        Although Ashford University is working collaboratively with both WASC and HLC to facilitate the migration of accreditation, it could experience difficulties or delays in receiving initial accreditation from WASC. If Ashford University is unable to obtain initial accreditation from WASC, the institution's academic reputation and ability to grow enrollments could be negatively affected. Additionally, if Ashford University does not receive WASC accreditation and loses accreditation from HLC (e.g., due to the HLC's proposed new jurisdictional requirements requiring a "substantial presence" in the 19-state north central region, which become effective on July 1, 2012), the institution would no longer be accredited by an accrediting body recognized by the Department and would be ineligible to participate in Title IV programs until it obtained accreditation by another accrediting body recognized by the Department, at which time it would need to file an application with the Department for reinstatement. For more information regarding the HLC's proposed new jurisdictional requirements, see "Risk Factors—If Ashford University and the University of the Rockies are considered to be outside of the Higher Learning Commission's jurisdiction under a proposed new policy, the institutions could lose accreditation and become ineligible for Title IV programs" in Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 3, 2010. The ineligibility of Ashford University to participate in Title IV programs would have a material adverse effect on our enrollments, revenues and results of operations.

Pending rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business.

        On June 18, 2010, the Department published in the Federal Register a Notice of Proposed Rulemaking ("June NPRM") related to Title IV program integrity issues and foreign school issues. The June NPRM addressed each of the 14 topics discussed at the negotiated rulemaking sessions held in November 2009, December 2009 and January 2010, including, among others, the following: the definition of a high school diploma for the purposes of establishing institutional eligibility to participate in Title IV programs and student eligibility to receive Title IV aid; standards regarding the payment of incentive compensation; establishing requirements for institutions to submit information on program completers for programs that prepare students for gainful employment in recognized occupations; revising the definition of what constitutes a "substantial misrepresentation" made by an institution; standards regarding the sufficiency of a state's authorization of an institution for the purpose of establishing an institution's eligibility to participate in Title IV programs; and the definition of a credit hour for purposes of determining program eligibility for Title IV student financial aid.

        On July 26, 2010, the Department published in the Federal Register another Notice of Proposed Rulemaking ("July NPRM") related to a definition of "gainful employment" for purposes of determining whether certain educational programs comply with the Title IV requirement of preparing students for gainful employment in a recognized occupation.

        On September 24, 2010, the Department announced that final regulations regarding the 14 topics addressed in the June NPRM and July NPRM would be published in the Federal Register in two phases:

  •
  Final regulations for all topics other than gainful employment would be published on or around November 1, 2010, and would go into effect on July 1, 2011;

  •
  Final regulations for sections of the proposed gainful employment rules unrelated to a program's eligibility to receive federal student aid (e.g., rules regarding graduation rate and job placement disclosures and approval of new programs) would also be published on or around November 1, 2010, and would go into effect on July 1, 2011; and

  •
  Final regulations for sections of the proposed gainful employment rules related to a program's eligibility to receive federal student aid will be published in early 2011 and would go into effect on July 1, 2012, as contemplated in the July NPRM.

        On October 29, 2010, the Department published in the Federal Register, consistent with the Department's announcement on September 24, 2010, final regulations addressing all 14 topics addressed in the June NPRM and July NPRM, other than sections of the proposed gainful employment rules related to a program's eligibility to receive federal student aid. The final regulations published in the Federal Register are effective July 1, 2011, except for rules pertaining to verification and updating of student aid application information, which are effective July 1, 2012.

        Although we are still in the process of reviewing the final regulations to determine what, if any, impact they may have on our business and institutions, we believe the following new regulations are likely to have the most:

        Incentive compensation.    The Higher Education Act prohibits an institution from making any commission, bonus or other incentive payment based directly or indirectly on securing enrollments or financial aid to any persons or entities involved in student recruiting or admissions activities, or in making decisions about the award of student financial assistance. Under current Department regulations, there are 12 "safe harbor" provisions which specify certain activities and arrangements that an institution may carry out without violating the prohibition against incentive compensation reflected in the Higher Education Act, including the following:

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

        In the final regulations, the Department eliminated all 12 safe harbors, taking the position that any commission, bonus, or other incentive payment based in any part, directly or indirectly, on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the Higher Education Act. The Department contends that institutions do not need to rely on safe harbors to protect compensation that complies with the Higher Education Act, and that institutions can readily determine if a payment or compensation is permissible under the Higher Education Act by analyzing (1) whether it is a commission, bonus or other incentive payment, defined as an award of a sum of money or something of value (other than a fixed salary or wages), paid to or given to a person or entity for services rendered, and (2) whether the commission, bonus or other incentive payment is provided to any person based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, which are defined as activities engaged in for the purpose of the admission or matriculation of students for any period of time or the award of financial aid.

        The Department maintains that an institution can still make merit-based adjustments to employee compensation, provided that such adjustments are not based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid. Accordingly, among other examples, the Department states that (1) an institution may maintain a hierarchy of recruitment personnel with different levels of responsibility, with salary scales that reflect an added amount of responsibility, (2) an institution may promote or demote recruitment personnel based on merit and (3) an institution may make a compensation decision based on seniority or length of employment, provided that in each case compensation decisions are consistent with the Higher Education Act's prohibition on incentive compensation.

        We may have to modify some of our compensation practices as a result of the elimination of the safe harbors. Such a change could affect our ability to compensate our enrollment advisors and other employees in a manner that appropriately reflects their relative merit, which in turn could (1) reduce the effectiveness of our employees and make it more difficult for us to attract and retain staff with the desired talent and motivation to succeed and (2) impair our ability to sustain and grow our business and enrollments at our institutions.

        Gainful employment.    Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs only to the extent that their educational programs lead to "gainful employment" in a recognized occupation, with the limited exception of qualified programs leading to a bachelor's degree in liberal arts.

        Under the final regulations, if an institution seeks to introduce a new program that prepares students for gainful employment in a recognized occupation, it must submit a notice to the Department 90 days before the first day of class of such program. The notice must describe how the institution determined the need for the new program and how the program was designed to meet local market needs, or for an online program, regional or national market needs. The institution must also describe how the program was reviewed or approved by, or developed in conjunction with, business advisory committees, program integrity boards, public or private oversight or regulatory agencies and businesses that would likely employ graduates of the program. An institution is not required to submit employer affirmations or enrollment projections for a program. The institution must include in its notice that the program has been approved by its accrediting agency or is otherwise included in the institution's accreditation by its accrediting agency, as well as a description of any wage analysis it may have performed that is related to the new program. Unless otherwise required by the Department to obtain approval for the new program, an institution that provides a notice may proceed with its plans to offer the new program based on its determination that the program is an eligible program that prepares students for gainful employment in a recognized occupation. However, if a concern or need for additional information about the new program is identified by Department staff after receiving notice of the new program, the Department may alert the institution, at least 30 days before the first day of class, that the Department must approve the program for Title IV purposes. If any new program submitted by our institutions is identified as being subject to Department review for Title IV purposes, it could result in difficulties or delays in introducing the program, which could have a negative impact on our growth and enrollments.

        For each program leading to "gainful employment" in a recognized occupation, the final regulations also require institutions to provide prospective students with the occupation that the program prepares students to enter; the program's on-time graduation rate; the tuition and fees it charges a student for completing the program within normal time, along with the costs of books, supplies, room, and board; the placement rates for students completing the program, and the median loan debt incurred by students who completed the program. Institutions must also provide the Department with information that will allow determination of student debt levels and incomes after program completion. It is unclear at this time the level of administrative burden, or effect on growth and enrollments at our institutions, that may result from the new reporting and disclosure requirements.

        The Department has yet to adopt final gainful employment regulations regarding program eligibility. In the July NPRM, the Department proposes to assess whether a program leads to "gainful employment" by applying two tests: a debt-to-income test and a repayment rate test. Based on a program's performance under these two tests, the program may be fully eligible, have restricted eligibility or be ineligible to participate in Title IV programs. We discussed in detail the proposed debt-to-income test and repayment rate test, as well as the related potential restrictions on program eligibility, in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operation—Overview—Regulatory Developments—U.S. Department of Education Rulemaking, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 3, 2010. If such program eligibility rules are adopted by the Department as proposed, we may need to modify or eliminate some of the educational programs at our institutions, or delay the introduction of new programs, which could have a negative impact on our growth and enrollments. The Department is expected to publish final gainful employment regulations regarding program eligibility in early 2011, which regulations would become effective July 1, 2012.

        State authorization.    To be eligible to participate in Title IV programs, an institution must be licensed or authorized to offer its educational programs by the states in which it is physically located, in accordance with the Department's regulations. Ashford University's campus is located in Iowa and is exempt from having to register as a postsecondary school in the state of Iowa based primarily on its accreditation from the HLC. The University of Rockies is located in Colorado and is authorized in the state of Colorado based in part on its accreditation from HLC. The final regulations clarify what is required for an institution to be considered "legally authorized" in a state, and provides that the Secretary of Education would consider an institution to be legally authorized by a state if it meets one of several sets of requirements, one of which consists of the following:

  •
  the state establishes the institution by name as an educational institution through a charter, statute, constitutional provision or other action issued by an appropriate state agency or entity to operate educational programs beyond secondary education, including programs leading to a degree or certificate;

  •
  the institution complies with any applicable state approval or licensure requirements, except that the state may exempt the institutions from any such requirements based on (1) the institution's accreditation by one or more accrediting agencies recognized by the Secretary of Education or (2) the institution being in operation for at least 20 years; and

  •
  the state has a process, applicable to all institutions except tribal and federal institutions, to review and appropriately act on complaints concerning the institution and to enforce applicable state laws.

Under the final regulations, institutions unable to obtain state authorization in a state under the above requirements may request a one-year extension of the effective date of the regulation to July 1, 2012, and if necessary, an additional one-year extension of the effective date to July 1, 2013. To receive an extension of the effective date, an institution must obtain from the state an explanation of how a one-year extension will permit the state to modify its procedures to comply with the regulations.

        The final regulations also provide that if an institution is offering postsecondary education through distance or correspondence education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to be legally offering postsecondary distance or correspondence education in that state; additionally, an institution must be able to document upon request by the Department that it has the applicable state approval. Although our institutions have a process for evaluating the compliance of their online educational programs with state requirements regarding distance learning, and have experienced no significant restrictions on their educational activities to date as a result of such requirements, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. For more information, see Part I, Item 1, Business—Regulation—State Education Licensure and Regulation, of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 2, 2010. Moreover, it is also unclear whether and to what extent state agencies may augment or change their regulations in this area as a result of new Department regulations and increased scrutiny. Any failure to comply with state requirements, or any new or modified regulations, could result in our inability to enroll students or receive Title IV funds for students in those states and could result in restrictions on our growth and enrollments.

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation.

        The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. In 2008, the Higher Education Act was reauthorized through September 30, 2013 by the Higher Education Opportunity Act. Changes to the Higher Education Act are likely to result from subsequent reauthorizations, and the scope and substance of any such changes cannot be predicted. In recent months, there has been increased focus by the U.S. Congress on the role that proprietary educational institutions play in higher education. On June 17, 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions' policies on credit hours and program length. This followed a report from the Office of the Inspector General of the U.S. Department of Education in December 2009 criticizing the accreditation of a proprietary school by a regional accrediting body and requesting that the Department review the appropriateness of its recognition of the accrediting body. On June 24, 2010, the Health, Education, Labor and Pensions Committee of the U.S. Senate ("HELP Committee") released a report, entitled, "Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education" and held the first in a series of hearings to examine the proprietary education sector. Earlier, the Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office ("GAO") to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions' revenue is composed of Title IV and other federal funding sources. The results of a portion of this review by the GAO were reported at a HELP Committee hearing on August 4, 2010, entitled, "For Profit Schools: The Student Recruitment Experience." Sen. Tom Harkin, the Chairman of the HELP Committee, stated at the August hearing that he is concerned about the practices of proprietary schools, the increasing amount of Title IV funding received by the proprietary sector and the effectiveness of accrediting bodies in ensuring academic and other standards. In addition, Sen. Harkin has stated that the recently proposed regulations by the Department regarding incentive compensation of recruiting personnel, gainful employment standards and other matters, while useful, are only a start to addressing the problems he perceives in the sector. Following the August hearing, Sen. Harkin requested a broad range of detailed information from 30 proprietary institutions, including our company's institutions. We have been and intend to continue being responsive to the requests of the HELP Committee. On September 30, 2010, the HELP Committee held a third hearing and Sen. Harkin's staff released a memorandum entitled "The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma." Sen. Harkin has stated that another in this series of hearings will be held in December 2010.

        We cannot predict what legislation, if any, will emanate from these Congressional committee hearings or what impact any such legislation might have on the proprietary education sector and our business in particular. Any action by Congress that significantly reduces Title IV program funding or the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollments, revenues and results of operations. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our profit margin, which could have a material adverse effect on our enrollments, revenues and results of operations.

        If the U.S. Congress significantly reduced the amount of available Title IV program funding, we would attempt to arrange for alternative sources of financial aid for our students, which may include lending funds directly to our students, but it is unlikely that private sources would be able to provide as much funding to our students on terms as favorable as are currently provided by Title IV. In addition, private organizations could require us to guarantee all or part of this assistance and we might incur other additional costs. For these reasons, private, alternative sources of student financial aid would only partly offset, if at all, the impact on our business of reduced Title IV program funding.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        Share repurchase program.    The following table sets forth information regarding repurchases of our common stock on a monthly basis for the three months ended September 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2010 through July 31, 2010	—	—	—	$60.0 million
August 1, 2010 through August 31, 2010	3,002,124	$14.05	3,002,124	$17.8 million
September 1, 2010 through September 30, 2010	—	—	—	$17.8 million

Total	3,002,124	$14.05	3,002,124	$17.8 million

(1)
On July 30, 2010, our board of directors authorized the repurchase of up to $60.0 million of our outstanding shares of common stock. This share repurchase program, which was announced on August 3, 2010, expires 12 months from the date of authorization.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on May 21, 2009).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Form S-1 filed on March 20, 2009).
4.1	Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1 filed on March 30, 2009).
4.2	Second Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Form S-1 filed on September 4, 2009).
10.1	First Amendment to Loan Documents with Comerica Bank dated July 30, 2010 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 3, 2010).
10.2	Second Amendment to Loan Documents with Comerica Bank dated August 6, 2010.
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

BRIDGEPOINT EDUCATION, INC.
November 2, 2010	/s/ DANIEL J. DEVINE Daniel J. Devine Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)