Form 10-K
period 2010-12-31
Bridgepoint Education Inc
filed 2011-03-02
CIK 1305323

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant's second fiscal quarter, was approximately $310.7 million, based on the closing price reported on such date by the New York Stock Exchange of the registrant's common stock. Shares of common stock held by officers and directors and holders of 10% or more of the outstanding common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 25, 2011, the number of outstanding shares of the registrant's common stock was 53,119,083.

Documents Incorporated by Reference

          Portions of the registrant's proxy statement for the 2011 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2010.

BRIDGEPOINT EDUCATION, INC.

FORM 10-K

i

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Bridgepoint Education, Inc. (the "Company," "Bridgepoint," "we," "us" or "our") including, without limitation, statements regarding:

  •
  our value proposition to students; competitiveness of our tuition;

  •
  ability to continue to transfer credits from other institutions; ability to maintain and improve the quality of our education;

  •
  management of future growth and scalability;

  •
  development of military and corporate channels;

  •
  estimates of new hires; proposed new programs;

  •
  expectations that we can effectively manage the business within the regulatory environment;

  •
  expectations regarding enrollments, financial position, results of operations and liquidity;

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

        Forward-looking statements should not be interpreted as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward- looking statements are based on information available at the time those statements are made and are management's good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

  •
  our inability to adequately resolve the findings and recommendations of the final audit report of the U.S. Department of Education's Office of Inspector General ("OIG");

  •
  the imposition of fines or other corrective measures against our academic institutions;

  •
  our failure to comply with the extensive regulatory framework applicable to its industry, including Title IV of the Higher Education Act and its regulations, state laws and regulatory requirements and accrediting agency requirements;

  •
  adverse regulatory changes affecting our industry;

  •
  our inability to continue to develop awareness among, to recruit and to retain students;

  •
  competition in the postsecondary education market and its potential impact on our market share, recruiting cost and tuition rates;

  •
  reputational and other risks related to potential compliance audits, regulatory actions, negative publicity or service disruptions;

  •
  our ability to attract and retain the personnel needed to sustain and grow its business;

  •
  our inability to develop new programs or expand its existing programs in a timely and cost-effective manner;

  •
  economic or other developments potentially impacting demand in our core disciplines or the availability or cost of Title IV or other funding;

  •
  other factors discussed in Part I, Item 1A, "Risk Factors," and in other reports we may file with the Securities and Exchange Commission from time to time; and

  •
  those factors set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

 PART I

Item 1.    Business.

BUSINESS

Overview

        We are a provider of postsecondary education services. Our regionally accredited academic institutions offer associate's, bachelor's, master's and doctoral programs in the disciplines of business, education, psychology, social sciences and health sciences. Our institutions deliver programs online as well as at traditional campuses located in Clinton, Iowa, and Colorado Springs, Colorado. As of December 31, 2010, our institutions offered approximately 1,345 courses, 71 degree programs and 134 specializations. We had 77,892 students enrolled in our institutions as of December 31, 2010.

        We have designed our offerings to have four key characteristics that we believe are important to students:

  •
  Affordability—our tuition falls within Title IV loan limits;

  •
  Transferability—our universities accept up to 99 prior credits;

  •
  Accessibility—our online delivery model makes our education services accessible to a broad segment of the population; and

  •
  Heritage—our institutions' respective histories as traditional universities provide a sense of familiarity, a connection to a student community and a campus-based experience for both online and campus students.

        We believe these characteristics create an attractive and differentiated value proposition for our students. In addition, we believe this value proposition expands our overall addressable market by enabling potential students to overcome the challenges associated with cost, transferability of credits and accessibility; factors that frequently discourage individuals from pursuing a postsecondary degree.

        We are committed to providing a high-quality educational experience to our students. We have a comprehensive curriculum development process, and we employ qualified faculty members with significant academic and practitioner credentials. We conduct ongoing faculty and student assessment processes and provide a broad array of student services. Our ability to offer a quality experience at an affordable price is supported by our efficient operating model, which enables us to deliver our programs, as well as market to, recruit and retain students, in a cost-effective manner.

        In January 2004, our principal investor, Warburg Pincus Private Equity VIII, L.P., ("Warburg Pincus"), and our CEO and President, Andrew Clark, as well as several other members of our current executive management team, launched Bridgepoint Education, Inc. to establish a differentiated postsecondary education provider.

        In March 2005, we acquired the assets of The Franciscan University of the Prairies, located in Clinton, Iowa, and renamed it Ashford University. Ashford University was founded in 1918 by the Sisters of St. Francis. Ashford University offers four associate's programs, 59 bachelor's programs and six master's programs, including numerous specializations within these programs. In September 2007, we acquired the assets of the Colorado School of Professional Psychology, located in Colorado Springs, Colorado, and renamed it the University of the Rockies. The University of the Rockies was founded in 1998. The University of the Rockies offers one master's and one doctoral program of psychology, each having multiple specializations within the program.

        The majority of our current executive management team was in place at the time we acquired Ashford University. As a result, we were able to begin implementing processes and technologies to prepare for the launch of an online education offering to serve a large student population immediately after the acquisition.

        Our institutions are accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools (the "Higher Learning Commission"). Ashford University received its most recent 10-year reaccreditation in 2006. The University of the Rockies received a seven-year reaccreditation in 2008.

Our Competitive Strengths

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

  •
  High transferability of credits.  Based on our research, we believe we are one of six postsecondary education institutions in the United States, and the only for-profit provider, that accepts up to 99 transfer credits for a bachelor's degree program. Many adult students have completed some postsecondary education and have credits which they would like to transfer to a new degree program, but are often prevented from doing so, thereby increasing the time and expense incurred to earn a degree. This situation is common among military personnel who, as of December 31, 2010, comprised 18.6% of our total enrollment. We believe students should receive credit for their prior work and, as such, we have worked closely with our accrediting agencies to obtain the right to accept a high level of transfer credits. Based on a recent review of our fully admitted undergraduate students, approximately 70% transferred in credits, and 44% of those who transferred in credits transferred in 50 credits or more.

  •
  Accessible educational model.  Our online delivery model, weekly start dates and commitment to affordability and the transferability of credits make our programs highly accessible. Our online platform has been designed to deliver a quality educational experience while offering the flexibility and convenience that many students require, particularly working adults. As of December 31, 2010, 99% of our students were taking classes exclusively online. Our weekly starts provide students with significant flexibility to structure their course schedule around their other personal and professional commitments.

  •
  Heritage as a traditional university with a campus-based student community.  We believe that a strong sense of community and the familiarity associated with a traditional campus environment are important to recruiting and retaining students and differentiate us from many other online providers. We encourage our online students to follow activities on our campuses, including Ashford University's 17 National Association of Intercollegiate Athletics ("NAIA") athletic teams, our student clubs and our student projects with our campuses' local communities. Additionally, all online student activity, including completing coursework and seeking support services, is initiated through each university's homepage, which also highlights campus activities, including athletic and social events. As a result, students have the opportunity to become more connected to their fellow students and to develop a stronger connection with our institutions. Additionally, we hold graduation ceremonies at our Ashford University campus for both online and campus-based students. Of the 2010 graduations held, 95% of the students participating in the ceremony were graduating from online programs.

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

Cost-efficient, scalable operating model

        We have designed our operating model to be cost-efficient, allowing us to offer a quality educational experience at an affordable tuition rate while still generating attractive operating margins. Our management team has relied upon its experience with other online education models to develop processes and employ technology to enhance the efficiency and scalability of our business model. Our processes and related technologies allow us to efficiently meet our students' instructional support services needs and to execute our marketing, recruiting and retention strategy. These processes and related technologies enable our management team to operate the business effectively and to identify areas for opportunity to refine the model further. Additionally, we have developed our operating model to be scalable in order to support a much larger student population than is currently enrolled.

Experienced management team and strong corporate culture

        Our management team possesses extensive experience in postsecondary education, in many cases with other large online postsecondary providers. Prior to launching Bridgepoint Education, Andrew Clark, our CEO and President, served in senior management positions at such institutions for 12 years and has significant experience with online education businesses. The other members of our executive management team also bring a combination of academic, operational, technological and financial expertise that we believe has been critical to our success. The continuity of our executive management team demonstrates the strong relationship between functional areas within our business and the team's belief in the potential of our business model. Additionally, our executive management team has been critical to establishing and maintaining our corporate culture during our rapid growth. Our culture is based on four core values: integrity, ethics, service and accountability. We believe these values (i) have allowed us to create an environment that makes us a sought-after employer for professionals within our industry and (ii) have contributed to the strong relationships we maintain with each of our regulatory and accrediting agencies.

Our Growth Strategies

Focus on high-demand disciplines and degree programs

        We seek to offer programs in disciplines in which there is strong demand for education and significant opportunity for employment. Our current program portfolio includes offerings at the associate's, bachelor's, master's and doctoral levels in the disciplines of business, education, psychology, social sciences and health sciences. We follow a defined process for identifying new degree program opportunities which incorporates student, faculty and market feedback, as well as macro trends in the relevant disciplines, to evaluate the expected level of demand for a new program prior to developing the content and marketing it to potential students. Based on a June 2009 National Center for Education Statistics report, programs in our disciplines represent 85% of total bachelor's degrees conferred by all postsecondary institutions in 2007-2008.

Increase enrollment in our existing programs through investment in marketing, recruiting and retention

        We have invested significant resources in developing processes and implementing technologies that allow us to effectively identify, recruit and retain qualified students. We intend to continue to invest in marketing, recruiting and retention and to expand our enrollment advisor workforce to increase enrollment in our existing programs. Our proprietary customer relations management, or CRM, system and related processes allow us to effectively track potential new students that have expressed an interest in a postsecondary education. Additionally, our superior value proposition allows us to differentiate our educational offering to potential students. Once a student enrolls in our programs, we provide consistent, ongoing support to assist the student in acclimating to the online environment and to address challenges that arise in order to increase the likelihood that the student will persist through graduation. We also intend to continue to develop our brand recognition through marketing efforts to students and employers.

Expand our portfolio of programs and specializations

        We intend to continue to expand our institutions' academic offerings to attract a broader portion of the overall market. In addition to adding new programs in high-demand disciplines, we intend to enhance our institutions' programs through the addition of more specializations. Specializations are used to create an offering that is tailored to the specific objectives of a student population and, therefore, is more attractive to potential students interested in a particular program. As a result, the addition of specializations represents a cost-effective way both to expand our target market and to further enhance the differentiation of our programs in that market. Additionally, we intend to expand the portfolio of our institutions' master's and doctoral degree programs, consistent with our commitment to a quality academic offering, and to pursue graduate students because we believe they represent an attractive segment of the population.

Further develop strategic relationships in the military and corporate channels

        We intend to broaden our relationships with military and corporate employers, as well as seek additional relationships in these channels. Through our dedicated channel development teams, we are able to cost-effectively target specific segments of the market, as well as better understand the needs of students in these segments so that we can design programs that more closely meet their needs. We believe our value proposition is attractive to potential students in these markets. In the military segment, individuals may frequently change locations or may seek to complete a program intermittently over the course of several years. In the corporate channel, employers value our traditional campus heritage, while our affordability allows employer tuition reimbursement to be used more efficiently.

Deliver measurable academic outcomes and a positive student experience

        Our institutions are committed to offering an educational solution that supports measurable academic outcomes, thereby allowing our students to increase their probability of success in their chosen profession. We use a comprehensive course development program, as well as tools and ongoing assessments to define the desired outcomes for a course, to design the course to deliver these outcomes and to measure each student's progress towards achieving these outcomes as they progress through a course. Our online platform supports this objective as we are able to monitor each student's action in an online course. Additionally, our students benefit from the strong sense of community that exists from being associated with a traditional campus and student community, including the related student activities. We believe our combination of measurable outcomes and a positive experience is important to helping students persist through graduation.

Approach to Academic Quality

Rigorous curricula

        We are committed to offering academically rigorous curricula, which provide students the knowledge and skills necessary to be successful in their respective professions. Our institutions' curricula are developed to ensure a consistent, high-quality learning experience for all students. Faculty and subject matter experts design our curricula to emphasize the requisite professional knowledge and skills that our students will need following graduation. Our institutions' programs and curricula are continuously monitored and undergo regular reviews to ensure their quality, efficacy and relevance.

Qualified faculty

        Faculty members are selected based upon academic credentials, prior teaching experience and performance in faculty orientation and in the classroom. Our faculty members have more than 10 years of instructional experience on average, and all hold graduate degrees in their respective fields of instruction and typically have relevant practitioner experience. As of December 31, 2010, we had approximately 2,900 adjunct faculty members and 60 full-time campus faculty members. All of our faculty members have earned a graduate degree, and of the faculty members teaching graduate courses, 88% at Ashford University and 100% at University of the Rockies have earned doctoral degrees.

        All faculty members participate in an extensive initial interview and orientation. Online faculty candidates must participate in three weeks of online training to understand the instructional design of our courses, our online platform and teaching expectations. The online environment that we use to train and evaluate candidates is designed to replicate the learning experience of our students, as well as provide a platform for the candidates to demonstrate their competence as instructors.

        Faculty members participate in ongoing professional development, as well as regional face-to-face meetings designed to ensure appropriate levels of faculty engagement and student learning. Our instructional specialists are a team of faculty members who assess the performance of and provide feedback to our online faculty to ensure quality and consistent delivery across all of our programs. Our instructional specialists evaluate online faculty on their ability to:

  •
  motivate and engage students in active and positive dialogue;

  •
  respond promptly to students and provide needed expertise;

  •
  establish clear expectations and outcomes that maintain academic standards;

  •
  provide constructive criticism;

  •
  advance written communication skills;

  •
  establish trust among the community of students; and

  •
  inspire an atmosphere of sincerity and encouragement.

We believe our instructional specialists serve a critical role in allowing us to deliver a quality education to our students.

        We believe that supporting faculty in classroom duties, as well as in their professional development, is an integral component to the success of our students. We place significant emphasis on supporting and rewarding faculty for quality teaching and have implemented programs designed to provide necessary faculty support. We employ faculty mentors to acclimate new instructors to our online platform and instructional model, and we employ teaching assistants to assist faculty members in certain online undergraduate courses. Faculty members are encouraged to be active in their field by presenting at national conferences, conducting research, writing and joining professional organizations. Additionally, faculty members may earn recognition for excellence such as earning acceptance into the Ashford University Provost's Circle or Teaching Academy or by receiving formal faculty recognition awards.

        We believe providing a supportive community for our faculty is critical to the success of our institutions. Accordingly, we foster a sense of community among our online and our campus faculty through in-person gatherings, as well as online community building. We hold regional faculty meetings two to four times per year where all of our online faculty from a specific region are invited to gather to discuss experiences, best practices and effective teaching approaches.

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

Effective student services

        Each student is provided a dedicated support team to assist in pursuing academic objectives. Financial aid and student services personnel help each new student evaluate financial service options and provide assistance in reviewing prior credits and planning scheduled classes. Each student is also assigned a teaching assistant at the beginning of matriculation to serve as a personal writing coach and is offered access to writing skills assistance, tutoring services and library resources.

Academic assessment and oversight

        An academic leadership team and each institution's board of trustees provide oversight to ensure the academic integrity of all program offerings. Academic quality is measured and assessed by our faculty and monitored by our instructional specialists and assessment staff. In order to measure the efficacy of our programs, we have implemented a technologically-enabled assessment model that allows for continuous assessment, thoughtful review and revision of courses when necessary. Faculty performance is routinely reviewed by our instructional specialists to assess the quality of the student learning experience.

Surveys

        We use internal and external surveys to monitor the quality of our academic programs and student experience. In the past 11 student satisfaction surveys we have conducted, 96% indicated they would recommend Ashford University to others seeking a degree. Additionally, in Ashford University's 2010 alumni survey which we conducted, 99% of working alumni participating in the survey felt their education prepared them for their current occupation, and 93% responded that they were satisfied or very satisfied with Ashford University.

        In the Noel-Levitz Student Satisfaction Survey, administered by an external source in the spring of 2010, Ashford University outperformed the national online learners average with respect to their college experience meeting their expectations, the overall satisfaction of their experience at Ashford University, as well as if they would enroll at Ashford University if given the opportunity to do it over again.

Accreditation

        Both of our institutions are accredited by the Higher Learning Commission. Our continuing accreditations are a testament to the quality of our academic programs. Ashford University was originally accredited in 1950 and received its most recent 10-year reaccreditation in 2006. The University of the Rockies was originally accredited in 2003 for five years and received a seven-year reaccreditation in 2008. For additional information on the Higher Learning Commission visit http://www.ncahlc.org, or call 1-800-621-7440.

        In September 2010, we announced that Ashford University has initiated the process of seeking regional accreditation from the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges. For more information related to the potential change in accreditation, see "Regulation—Accreditation—Potential change in primary institutional accreditor for Ashford University" below.

Curricula and Scheduling

        As of December 31, 2010, our institutions offered 71 degree programs and 134 specializations. Specialization areas are comprised of a select number of courses within an existing program which supplement that program's required courses. Specialization areas focus on one area of study and may also be offered under the designation of concentration, endorsement or track. We offer programs and specialization areas through Ashford University's four colleges: the College of Business and Professional Studies; the College of Education; the College of Liberal Arts; and the College of Health, Human Services, and Science; and through the University of the Rockies' two schools: the School of Organizational Leadership and the School of Professional Psychology.

        Online courses are offered with weekly start dates throughout the year except for two weeks total in late December and early January. Courses typically run five to six weeks, and all courses are offered in an asynchronous format, so students can complete their coursework as their schedule permits. Online students typically enroll in one course at a time. This focused approach to learning allows the student to engage fully in each course.

        Our campus-based courses are typically nine or 16 weeks and have one start per term, with two to five terms per year. Undergraduate campus-based students can enroll in up to six concurrent courses at a time and typically enroll in at least four courses in a given semester.

        Doctoral students, both online and campus-based, are required to participate in periodic seminars located on campus as well as compose and defend a dissertation on an approved topic.

        Total credits required to obtain a degree are consistent for online and campus-based programs. An associate's degree requires 61 credits, a bachelor's degree requires 120 credits, a master's degree typically requires a minimum of 33 credits at Ashford University and 39 credits at the University of the Rockies. A doctoral degree at the University of the Rockies requires a minimum of 62 credits.

Program Development

        Potential new programs and specializations are determined based on proposals submitted by faculty and staff and on an assessment of overall market demand. Our faculty and academic leadership work in collaboration with our marketing team to research and select new programs that are expected to have strong market demand and that can be developed at a reasonable cost. Programs are reviewed by the appropriate college and must also receive approval through the normal governance process at the relevant institution.

        Once a program is selected for development, a subject matter expert is assigned to work with our curriculum development staff to define measurable program objectives. Each course in a program is designed to include learning activities that address the program objectives and assess learning outcomes. A new program is reviewed for approval through the appropriate governance structures. Following the approval, online programs are conformed to the standards of our online learning management system, and the marketing department creates a marketing plan for the program. In most cases, the time frame to identify, develop and approve a new program is approximately six months.

Assessment

        Each institution has developed and implemented a comprehensive assessment plan focused on student learning and effective instruction. The plans measure learning outcomes at the course, program and institutional levels. Learning outcomes are unique to each institution and demonstrate the skills that graduates should be able to demonstrate upon completion of their respective program. With the assistance of our dedicated assessment team, our faculty routinely evaluates and revises courses and learning resources based upon outcomes and institutional research data. Using direct and indirect measurements, student performance is assessed on an ongoing basis to ensure student success. Both Ashford University and the University of the Rockies have been accepted into the Higher Learning Commission's Assessment Academy which promotes a continuous improvement cycle in the area of assessment.

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

Technology

        We provide online technology support to assist our students and faculty with technology-related issues. Our internal technology support team is available daily from 8:00 am EST to 10:00 pm EST. In addition, we provide our students with support 24 hours per day, seven days per week to address common issues such as password resets and questions related to our learning management system.

Library

        We provide access to online and campus libraries containing materials to assist students and faculty with research and instruction. Our libraries satisfy the criteria established by the Higher Learning Commission for us to offer undergraduate, master's and doctoral degree programs.

Campus Operations

        Ashford University is located on an aggregate of over 160 acres in Clinton, Iowa, across several locations. Since our acquisition of Ashford University in March 2005, we have invested in enhancing and expanding the physical infrastructure of the campus, which currently includes buildings used for academic, athletic, administrative, housing and student services. Throughout 2010, we expanded the physical campus through (i) the acquisition of additional infrastructure to be used as student housing, (ii) the completion of a new athletic facility, including an artificial turf soccer field and an outdoor track and (iii) the acquisition of an indoor tennis center. In addition, several buildings on campus were renovated and updated to support the increase in campus enrollment, reflecting our commitment to the heritage that Ashford University's physical campus represents.

        The University of the Rockies is located in Colorado Springs, Colorado. We have begun to implement a plan to further enhance the infrastructure of the University of the Rockies and to expand classroom space to accommodate increased enrollment at this institution.

        Campus enrollments at our institutions were 859 in the aggregate as of December 31, 2010. We believe that the continued growth of our campus enrollment, our commitment to academic quality, student athletics and social activities and community involvement by students at our campuses will continue to contribute to the heritage of the institutions. As a result, we intend to continue to seek opportunities to invest in developing our campus operations.

Marketing, Recruiting and Retention

Marketing

        We develop and participate in various marketing activities to generate leads for prospective students and to build the Ashford University and University of the Rockies brands. For our online student population, we align ourselves with working adults, many of whom have already completed some postsecondary courses and are seeking an accessible, affordable education from a quality institution. In 2010, we implemented new admissions policies that increased the minimum age to 22 for all online students at Ashford University. The new policy was focused at attracting more mature students with a greater commitment to completing their degrees. For our Ashford University campus-based student population, we attract traditional college students, typically between the ages of 18 and 24.

        Our leads are primarily generated from online sources. Our main source of leads is third party online lead aggregators. We also purchase keywords from search providers to generate online leads directly, rather than acquiring them through lead aggregators. Additionally, we have an in-house team focused on generating online leads through search engine optimization techniques. In select instances, primarily for potential campus-based students, we utilize print, television and radio media campaigns, as well as direct mail to generate leads.

        We use print media, as well as trade show appearances and sponsorships to enhance the brand equity of Ashford University and the University of the Rockies. These campaigns are designed to increase awareness among potential students, differentiate us from other postsecondary education providers, start dialogues between our enrollment advisors and potential students, motivate existing students to re-register and encourage referrals from existing students.

        Our military and corporate channel relationships are developed and managed by our channel development teams. Our military development specialists and corporate liaisons work with representatives in these organizations to demonstrate the quality, impact and value that our programs can provide to individuals in the organizations, as well as to the organizations themselves. We also attend trade shows and conferences to communicate our value proposition to potential channel partners.

        Military relationships.    Ashford University offers tuition grants and book benefits to members of the military, including active duty members, veterans utilizing VA education benefits, National Guard members, reservists, civilian employees of the Department of Defense and Coast Guard, spouses of active duty, National Guard and reservists and immediate family members utilizing VA education benefits. University of the Rockies offers tuition grants and book benefits to active duty members, reservists and members of the National Guard and extends book benefits to veterans utilizing VA education benefits, civilian employees of the Department of Defense and Coast Guard, spouses of active duty, National Guard and reservists and immediate family members utilizing VA education benefits. In conjunction with the 2009 Supplemental Appropriations Bill, which extends the G.I. Bill benefits to the children of fallen soldiers, both institutions began offering tuition grants and/or book benefits to the children of military personnel who lost their lives while serving their country. Additionally, our institutions participate in the G.I. Bill's Yellow Ribbon Education Enhancement Program which allows colleges and universities to enter into dollar-for-dollar matching agreements with the federal government to pay veterans' educational costs above those covered by the base G.I. Bill benefit. As of December 31, 2010, 18.6% of our students were affiliated with the military.

        Ashford University is a Letter-of-Instruction school in the GoArmyEd program. We believe this helps facilitate the process by which active-duty soldiers may apply for courses through Ashford University, which has a direct link to the GoArmyEd web site. Ashford University is also a U.S. Coast Guard SOCCOAST-4 member. Ashford University is part of more than 40 other colleges and universities in the SOCCOAST-4 degree network in offering bachelor degree programs to Coast Guard students, their adult family members and Coast Guard civilian personnel. We plan to use these relationships to expand our educational offerings to military personnel.

        Corporate relationships.    We develop corporate relationships to offer our programs to employees of large companies. Based on these relationships, corporations make information about Ashford University and the University of the Rockies available to their employees. In addition to our current corporate liaisons, we have a national corporate team to focus exclusively on partnering with corporations to address their respective company education initiatives and education reimbursement programs.

Recruiting

        We employ a team structure in our recruiting operations. Each team consists of enrollment advisors, financial service advisors and academic advisors. Our teams provide a single point of contact and facilitate all aspects of enrollment and integration of a prospective student into a program of study. Our team structure promotes internal accountability among employees involved in identifying, recruiting, enrolling and retaining new students.

        All leads are managed through our proprietary CRM system, which directs a lead for a prospective student to a recruiting team and assigns an enrollment advisor within that team to serve as the primary liaison for that prospective student. Once contact with the prospective student is established, our enrollment advisors, along with the academic and financial service advisors, begin an assessment process to determine if our program offerings match the student's needs and objectives. Additionally, our enrollment advisors communicate other criteria, including expected duration and cost of our programs, to prospective students. Through our proprietary systems, our enrollment advisors are able to generate a comparison of tuition levels across our competitors in order for prospective students to make more informed decisions.

        Each enrollment advisor undergoes a comprehensive training program that addresses our academic offerings, financial aid options, our value proposition and the regulatory environment in which we operate, including the restrictions that regulations impose on the recruitment process. We place significant emphasis on regulatory requirements and encourage an environment of strict compliance. An enrollment advisor typically does not achieve full productivity until four to six months after the advisor's date of hire.

        As of December 31, 2010, 2009 and 2008, we employed 1,619, 1,175, and 749 enrollment advisors, respectively.

Retention

        Providing a superior learning experience to every student is a key component in retaining students at our institutions. We feel that our team-based approach to recruitment and the robust student services we provide enhances retention because of each student's interaction with their contact in the team and the accountability inherent in the team structure. We also incorporate a systematic approach to contacting students at key milestones during their enrollment, providing encouragement and highlighting their progress. Additional contact points include quarterly updates on the school and campus life. There are frequent personal interactions between academic advisors and students which we view as a key component to our retention strategy. Additionally, we employ a retention committee that monitors performance metrics and other key data to analyze student retention rates, as well as the causes and potential risks for student drops. Also, our student grievance department serves as a neutral third party for students to raise any concerns or complaints. Such concerns and complaints are then elevated to the appropriate department so we may proactively address any issues potentially impacting retention.

Admissions

        Our admissions process is designed to offer access to prospective students who seek the benefits of a postsecondary education. Ashford University undergraduate students may qualify in various ways, including by having a high school diploma or a General Education Development equivalent. Graduate level students at Ashford University and the University of the Rockies are required to have an undergraduate degree from an accredited college and may be required to have a minimum grade point average or meet other criteria to qualify for admission to certain programs.

Enrollment

        We define enrollments as the number of active students on the last day of the financial reporting period. A student is considered an active student if he or she has attended a class within the prior 30 days unless the student has graduated or provided us with a notice of withdrawal.

        The following table summarizes our enrollments as of December 31, 2010, 2009 and 2008:

	December 31, 2010		December 31, 2009		December 31, 2008
Doctoral	618	0.8%	428	0.8%	113	0.3%
Master's	8,414	10.8	5,350	10.0	2,266	7.2
Bachelor's	57,905	74.3	41,571	77.4	26,340	83.5
Associate's	10,720	13.8	6,117	11.4	2,699	8.6
Other*	235	0.3	222	0.4	140	0.4

Total	77,892	100.0%	53,688	100.0%	31,558	100.0%

Ashford University Online	75,243	96.6%	51,936	96.7%	30,892	97.9%
Ashford University Campus	724	0.9	503	0.9	500	1.6
University of the Rockies Online	1,790	2.3	1,112	2.1	29	0.1
University of the Rockies Campus	135	0.2	137	0.3	137	0.4

Total	77,892	100.0%	53,688	100.0%	31,558	100.0%

*
Includes students who are taking one or more courses with us, but have not declared that they are pursuing a specific degree.

        As of December 31, 2010, 71% of our online students were female, 50% have identified themselves as minorities and the average age of our online students was 35. We have online students from all 50 states and from the District of Columbia.

Tuition and Fees

        The price of our institutions' courses varies based upon the number of credits per course (with most courses representing three credits), the degree level of the program and the discipline. For the 2010-2011 academic year (which began on July 1, 2010), our price per credit is $372 for undergraduate online courses and ranges from $486 to $882 for graduate online courses. Based on these per credit prices, our prices for a three-credit course are $1,116 for undergraduate online courses and range from $1,458 to $2,646 for graduate online courses. For the 2010-2011 academic year, we charge a fixed $7,860 "block tuition" for undergraduate campus-based students taking between 12 and 18 credits per semester. For campus-based students taking more than 18 credits, the cost is an additional $458 per credit. For part time, campus-based students taking 11 credits or less the cost is $458 per credit. Total credits required to obtain a degree are consistent for online and campus-based programs: an associate's degree requires 61 credits; a bachelor's degree requires 120 credits; a master's degree typically requires a minimum of 33 credits at Ashford University and 39 credits at the University of the Rockies. A doctoral degree at the University of the Rockies requires a minimum of 62 credits.

        Revenue realized from tuition is reduced by the amount of scholarships we award to our students. For the years ended December 31, 2010, 2009 and 2008, we awarded institutional scholarships of $80.2 million, $42.8 million, and $14.7 million, respectively, to our students.

        Tuition prices for students in our online programs increased by an average of 5.0% for our 2010-2011 academic year which was comparable to the increase in the 2009-2010 academic year. Tuition increases have not historically been, and may not in the future be, consistent across our programs due to market conditions and differences in operating costs of individual programs. Tuition for our traditional campus-based programs did not increase in the 2010-2011 academic year as compared to an increase of 2.5% in our 2009-2010 academic year.

Seasonality

        Our results of operations are generally subject to seasonal trends. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Comparability—Seasonality."

Student Financing

        Our students finance their education at our institutions through a combination of the following financing options:

Title IV programs

        If a student attends any institution certified as eligible by the U.S. Department of Education (the "Department") and meets applicable student eligibility standards, that student may receive grants and loans to fund their education under programs provided for by Title IV of the Higher Education Act. An institution participating in Title IV programs must ensure that all program funds are accounted for and disbursed properly. To continue receiving program funds, students must demonstrate satisfactory academic progress toward the completion of their program of study.

        In the years ended December 31, 2010, 2009 and 2008, Ashford University derived 85.0%, 85.5% and 86.8%, respectively, and the University of the Rockies derived 85.9%, 84.6% and 80.8%, respectively, of their respective revenues (in each case calculated on a cash basis in accordance with applicable Department regulations) from Title IV programs administered by the Department.

        FFEL and Federal Direct Loans.    The Federal Family Education Loan (FFEL) and Federal Direct Loan Programs consist of two types of loans: Stafford loans, which are either subsidized or unsubsidized, and PLUS loans, which are made available to graduate and professional students, as well as parents of dependent undergraduate students. The FFEL program was administered and funded by private lenders and guaranteed by federally recognized guaranty agencies, which are then reimbursed by the Department. Recent legislation prohibits new federally-guaranteed loans from being made under the FFEL Program commencing July 1, 2010; instead, such loans would be required to be made under the Federal Direct Loan Program, which is described below. As of July 1, 2010, both of our institutions had fully transitioned to the Federal Direct Loan Program.

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

        Under the Stafford loan program, a dependent undergraduate student can borrow up to $5,500 for the first academic year, $6,500 for the second academic year and $7,500 for each of the third and fourth academic years. Students classified as independent, and dependent students whose parents have been denied a PLUS loan for undergraduate students, can obtain up to an additional $4,000 for each of the first and second academic years and an additional $5,000 for each of the third and fourth academic years. Students enrolled in graduate programs can borrow up to $20,500 per academic year.

        Pell.    Under the Pell Program, the Department makes grants to undergraduate students who demonstrate financial need. Effective July 1, 2008, the maximum annual grant a student can receive under the Pell Program is $4,731. Under the August 2008 reauthorization of the Higher Education Act, students are able for the first time to receive Pell Grant funds for attendance on a year-round basis, and can potentially receive more in a given year than the traditionally defined maximum annual amount. For the 2010-2011 award year, the maximum Pell Grant award is $5,550. Recent proposed legislation would also provide for automatic increases in the maximum amount of Pell Grant for which a student would be eligible, subject to federal appropriations.

        Federal Work Study Program.    Under the Federal Work Study Program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the school or for off-campus public or non-profit organizations.

Non Title IV funding sources

        Other funding sources consist of cash, private loans, state grants, corporate reimbursement, military benefits and, in the case of the University of the Rockies, institutional loans. In the years ended December 31, 2010, 2009 and 2008, Ashford University derived 15.0%, 14.5% and 13.2%, respectively, and the University of the Rockies derived 14.1%, 15.4% and 19.2%, respectively, of their respective revenues (in each case calculated on a cash basis in accordance with applicable Department regulations) from these other funding sources.

Financial aid processing

        We have engaged Affiliated Computer Services, Inc., or ACS, to provide call center and transactional processing services for the online financial aid student populations at Ashford University and the University of the Rockies, including services related to disbursement eligibility review and Title IV fund returns. We believe our engagement of ACS centralizes these processing services to improve student financing outcomes, and enhances our efforts to comply with Title IV rules and regulations. If our engagement with ACS were terminated, we would handle these processing services using our own resources or engage another third party vendor.

Technology

        We have created a scalable technology system that is secure, reliable and redundant and permits our courses and support services to be offered online.

Online course delivery and management

        We use the eCollege online learning platform, provided by Pearson eCollege, a third-party software and services provider, for our online platform. The platform provides an online learning management system and provides for the storage, management and delivery of course content. The platform includes collaborative spaces for student communication and participation with other students and faculty, grade and attendance management for faculty and assessment capabilities to assist us in maintaining quality. Pearson eCollege hosts the software for us in its data center to allow us to efficiently scale the applications to meet the needs of our growing student population. Access to our systems is provided through our student portals, an extension of our individual university websites. These portals are dynamic destinations for students to securely access personal information and services and also serve as vehicles for student communications, activities and student support services.

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

Student Community and Activities

Athletics

        Our athletic teams at Ashford University compete as members of the Midwest Collegiate Conference and the NAIA. We field teams as the Ashford University Saints in men's baseball, basketball, bowling, cross country, golf, soccer, tennis and track and field, and in women's basketball, bowling, cross country, golf, soccer, softball, track and field, tennis and volleyball.

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

Graduation

        Ashford University held three ceremonies on campus in 2010 for students graduating from our online and campus-based programs. In the three combined ceremonies, we hosted approximately 4,800 family members and guests of 1,305 attending graduates. Of the students in attendance, approximately 95% were graduating from online programs. We believe the opportunity to attend a traditional graduation ceremony on campus is an important component of recognizing our online students for their achievements. It also provides online students with the opportunity to further develop their connection to us and to our broader student population.

Employees

        As of December 31, 2010, we had approximately 3,000 full time and adjunct faculty members. Our adjunct faculty are part-time employees and we engage them on a course-by-course basis. Adjunct faculty are compensated a fixed amount per course, which varies among faculty members based on each individual's experience and background. In addition to teaching assignments, adjunct faculty may also be asked to serve on student committees, such as comprehensive examination and dissertation committees, or assist with course development.

        As of December 31, 2010, we also employed more than 3,900 non-faculty staff in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us.

Competition

        The postsecondary education market is highly fragmented and competitive, with no private or public institution representing a significant market share. We compete primarily with public and private degree-granting regionally accredited colleges and universities. Many colleges and universities enroll working adults in addition to traditional 18 to 24 year-old students. In addition, many of those colleges and universities offer a variety of distance education and online initiatives.

        We believe that the competitive factors in the postsecondary education market include the following:

  •
  reputation of the college or university among students and employers;

  •
  qualified and experienced faculty;

  •
  program costs;

  •
  relevant, practical and accredited program offerings;

  •
  regulatory approvals;

  •
  convenient, flexible and dependable access to programs and classes;

  •
  relative marketing and selling effectiveness;

  •
  the time necessary to earn a degree; and

  •
  level of student support services.

        We expect to encounter increased competition as a result of new entrants to the online education market, including traditional colleges and universities that had not previously offered online education programs.

Intellectual Property

        Intellectual property is important to our business. We rely on a combination of patents, copyrights, trademarks, service marks, trade secrets, domain names and agreements with third parties to protect our proprietary rights. In many instances, our course content is produced for us by faculty and other content experts under work-for-hire agreements pursuant to which we own the course content in return for a fixed development fee. In certain limited cases, we license course content from third parties on a royalty fee basis.

        We have trademark and service mark registrations and pending applications in the United States and select foreign jurisdictions. We also own domain name rights to www.ashford.com, www.ashford.edu, www.ashforduniversity.edu, www.rockies.edu and www.universityoftherockies.com, as well as other words and phrases important to our business. We have also applied for patent protection in the United States for our Constellation technology.

Environmental Matters

        We believe our facilities are in compliance with federal, state and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Compliance with these laws and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations or competitive position.

Financial Information about Segments and Geographic Areas

        We operate our business in one reportable segment, and we have no foreign operations or assets located outside of the United States. For information about our revenues from external customers, measures of profits and losses and total assets, see our consolidated financial statements which are included elsewhere in this report.

Executive Officers of the Registrant

        The names of our executive officers and their ages, titles and biographies as of February 1, 2011, are set forth below:

Name	Age	Position
Andrew S. Clark	45	CEO and President and Director
Daniel J. Devine	46	Executive Vice President/Chief Financial Officer
Jane McAuliffe	44	Executive Vice President/Chief Academic Officer
Rodney T. Sheng	44	Executive Vice President/Chief Administrative Officer
Ross L. Woodard	45	Senior Vice President/Chief Marketing Officer
Charlene Dackerman	50	Senior Vice President of Human Resources
Thomas Ashbrook	46	Senior Vice President/Chief Information Officer
Diane L. Thompson	55	Senior Vice President, Secretary and General Counsel
Douglas C. Abts	37	Senior Vice President/Strategy and Corporate Development

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

        Daniel J. Devine joined us in January 2004 and currently serves as our Executive Vice President/Chief Financial Officer. Prior to Mr. Devine's appointment as Executive Vice President/Chief Financial Officer in January 2011, Mr. Devine served as our Senior Vice President/Chief Financial Officer, from November 2008 until December 2010, and as our Chief Financial Officer, from January 2004 until November 2008. Mr. Devine has over 20 years of senior finance experience. From March 2002 to December 2003, Mr. Devine served as the Chief Financial Officer of A-Life Medical. From 1994 to 2000, Mr. Devine served in various management roles for Mitchell International Inc. culminating in his position as Chief Financial Officer from 1998 to 2000. From 1987 to 1993, Mr. Devine served in various management roles for Foster Wheeler Corporation, culminating in his position of divisional Chief Financial Officer from 1990 to 1993. Mr. Devine earned a B.A. from Drexel University and is a certified public accountant.

        Jane McAuliffe joined us in July 2005 and currently serves as our Executive Vice President/Chief Academic Officer. Prior to Dr. McAuliffe's appointment as Executive Vice President/Chief Academic Officer in January 2011, Dr. McAuliffe served as our Senior Vice President/Chief Administrative Officer, from November 2008 until December 2010, and as our Vice President of Academic Affairs, from September 2007 until November 2008. Dr. McAuliffe also served as Chancellor/President of Ashford University from July 2005 to December 2010. From 2003 to 2005, Dr. McAuliffe served as President of Argosy University/Sarasota Campus in Sarasota, Florida. Prior to 2003, Dr. McAuliffe served in various management roles including Vice President for Academic Affairs at American InterContinental University in 2002, and prior to that Dean, Associate Dean and Program Director in the College of Education at the University of Phoenix from 1996 to 2002. Dr. McAuliffe earned a Ph.D., M.A. and B.A. from Arizona State University.

        Rodney T. Sheng joined us in January 2004 and currently serves as our Executive Vice President/Chief Administrative Officer. Prior to Mr. Sheng's appointment as Executive Vice President/Chief Administrative Officer in January 2011, Mr. Sheng served as our Senior Vice President/Chief Administrative Officer, from November 2008 to December 2010, and as our Vice President of Operations, from January 2004 until November 2008. Mr. Sheng has over 20 years of experience in the postsecondary sector, during which time he has worked for four different colleges and universities and served in a variety of management roles. From 1995 to 2003, Mr. Sheng worked for Apollo Group, Inc. (University of Phoenix). From 2000 to 2002, Mr. Sheng served as Vice President/Campus Director and opened two campuses for the University of Phoenix in the state of Ohio. In 2002, Mr. Sheng was responsible for the marketing and recruitment for 12 learning centers throughout the Southern California metropolitan area. Mr. Sheng earned an M.A. from the University of Phoenix and a B.A. from San Diego State University.

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

        Diane L. Thompson joined us in December 2008 and has served as our Senior Vice President, Secretary and General Counsel since that time. From September 1997 to November 2008, Ms. Thompson served in various management roles for Apollo Group, Inc. (University of Phoenix). From November 2000 to February 2006, Ms. Thompson served as Vice President/Counsel for Apollo Group, Inc. (University of Phoenix) and from March 2006 to November 2008, Ms. Thompson served as Chief Human Resources Officer. From October 1992 to July 1996, Ms. Thompson served as an attorney in the Pima County Attorney's Office in Tucson Arizona. Ms. Thompson earned a B.A. from St. Cloud University, an M.A. from Antioch University and a J.D. from the University of Arizona College of Law.

        Douglas C. Abts joined us in August 2010 and has served as our Senior Vice President, Strategy and Corporate Development since that time. Mr. Abts spent seven years at Science Applications International Corporation in San Diego, most recently serving as Corporate Vice President for Mergers and Acquisitions. He previously held the titles of Vice President for Strategic Development and Business Development Manager. For six years, Mr. Abts served his country as a member of the United States Navy. He was a SEAL Team Operations Officer and was ranked as the top Lieutenant on a 250-person SEAL Team. Mr. Abts holds an M.B.A. from Harvard Business School and a B.A. in Communication from Stanford University.

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

 REGULATION

        Ashford University and the University of the Rockies are accredited institutions of higher education which are subject to extensive regulation by a variety of agencies. These agencies include the Higher Learning Commission of the North Central Association of Colleges and Schools (the "Higher Learning Commission"), the agency that accredits our institutions, thereby providing an independent assessment of educational quality. Our institutions are also subject to regulation by educational licensing authorities in states where our institutions are physically located or conduct certain operations. State authorization, or exemption from it, in the states where a school is physically located is also a prerequisite for eligibility to participate in Title IV programs. We are also subject to regulation by the U.S. Department of Education (the "Department") due to our participation in federal student financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (the "Higher Education Act"), which we refer to in this report as Title IV programs. To participate in Title IV programs, a school must obtain and maintain authorization by the state education agency or agencies where it is physically located, be accredited by an accrediting agency recognized by the Department and be certified by the Department as an eligible institution. Certification by the Department carries with it an extensive set of regulations. The laws, regulations and standards of the Department, the Higher Learning Commission and state agencies address the vast majority of our operations.

Accreditation

        Ashford University and the University of the Rockies have been institutionally accredited since 1950 and 2003, respectively, by the Higher Learning Commission. The Higher Learning Commission is one of six regional accrediting agencies that accredits colleges and universities in the United States. Most traditional, public and private non-profit, degree-granting colleges and universities are accredited by one of these six agencies. Accreditation by the Higher Learning Commission is recognized by the Department as a reliable indicator of educational quality. Accreditation is a private, non-governmental process for evaluating the quality of an educational institution and its programs and an institution's effectiveness in carrying out its mission in areas including integrity, student performance, curriculum, educational effectiveness, faculty, physical resources, administrative capability and resources, financial stability and governance. To be recognized by the Department, an accrediting agency, among other things, must adopt specific standards to be maintained by educational institutions, conduct peer-review evaluations of institutions' compliance with those standards, monitor compliance through periodic institutional reporting and the periodic renewal process and publicly designate those institutions that meet the agency's criteria. An accredited institution is subject to periodic review by its accrediting agency to determine whether it continues to meet the performance, integrity, quality and other standards required for accreditation. An institution that is determined not to meet the standards of accreditation may have its accreditation revoked or not renewed.

Evaluations and renewals of accreditation

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

        Following the on-site focused visit to the University of the Rockies following our initial public offering to verify that the institution continues to meet Higher Learning Commission requirements, the Higher Learning Commission advised the University of the Rockies that it could submit a request to offer three new graduate programs. The university submitted the request and received confirmation from the Higher Learning Commission in December 2010, that the offering of the new graduate programs was approved.

        Accreditation by the Higher Learning Commission is important to our institutions for the following reasons:

  •
  it establishes comprehensive criteria designed to promote educational quality and effectiveness;

  •
  it represents a public acknowledgement by a recognized independent agency of the quality and effectiveness of our institutions and their programs;

  •
  it facilitates the transferability of educational credits when our students transfer to or apply for graduate school at other regionally accredited colleges and universities; and

  •
  the Department relies on accreditation as an indicator of educational quality and effectiveness in determining a school's eligibility to participate in Title IV programs, as do certain corporate and government sponsors in connection with tuition reimbursement and other student aid programs.

        We believe that regional accreditation is viewed favorably by certain students when choosing a school, by other schools when evaluating transfer and graduate school applications and by certain employers when evaluating the credentials of candidates for employment.

        In addition, by approving Ashford University's offerings of approved campus-based programs through online delivery modalities and by approving increased transfer credit allowance and prior learning assessments, accreditation supports our mission of serving students by providing innovative online programs and allowing student accessibility through increased transfer of credit for prior traditional and non-traditional learning.

Changes to Higher Learning Commission jurisdiction

        In June 2010, the Board of Trustees of the Higher Learning Commission adopted revised bylaws which outline the basis on which an institution may claim that it is within the Higher Learning Commission's jurisdiction. The revised bylaws provide, subject to specified grace periods and grandfathering provisions, that an institution must be incorporated within a state in the 19-state north central region and also have a "substantial presence" in the north central region, as defined by commission policy, to be considered within the commission's jurisdiction. In November 2010, the Higher Learning Commission adopted a policy which specifies that an institution would be considered to have a "substantial presence" in the north central region only if the institution can demonstrate to the commission that its operations are substantially in the north central region. The institution must provide evidence that the majority of its educational administration and activity, business operations and executive and administrative leadership are located or operating within the north central region and that it has at least one campus or additional location, as applicable, located in the north central region.

        The Higher Learning Commission will evaluate an institution that was accredited by the commission as of July 1, 2010 (such as Ashford University and the University of the Rockies), against the "substantial presence" definition at the time of the commission's next comprehensive evaluation of such institution, except where the commission has information to indicate that an institution does not meet this requirement and initiates, subsequent to July 1, 2012, an inquiry to review jurisdiction. Ashford University and the University of the Rockies are each scheduled for their next comprehensive evaluations in 2014-2015.

        Ashford University and the University of the Rockies have campuses in, are incorporated in, and have business operations, administration and leadership in Iowa and Colorado, respectively, both of which states are located in the north central region. However, because both institutions also have business operations, administration and leadership located outside of the north central region, it is uncertain whether the Higher Learning Commission would determine that these institutions have a substantial presence in the north central region under the definition in the adopted new policy. The Higher Learning Commission has indicated that it intends to develop a more detailed plan for reviewing compliance with the substantial presence requirement. If the Higher Learning Commission were to determine that Ashford University and the University of the Rockies do not have a substantial presence in the north central region and are outside the commission's jurisdiction, the institutions would be subject to reconsideration of their affiliated status with the Higher Learning Commission. If the institutions were no longer accredited by an accrediting body recognized by the Department, they would be ineligible to participate in Title IV programs until they obtained accreditation by another accrediting body recognized by the Department, at which time they would need to file an application with the Department for reinstatement.

Potential change in primary institutional accreditor for Ashford University

        In September 2010, we announced that Ashford University had initiated the process of seeking regional accreditation from the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges ("WASC"). Ashford University is working collaboratively with both WASC and the Higher Learning Commission to facilitate the change in the University's institutional accrediting body. During the process, Ashford University will continue to maintain its current regional accreditation with the Higher Learning Commission. Prior to initiating the accreditation process with WASC, Ashford University notified the Department of its intention to change its primary accreditor.

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

        WASC has established procedures through which institutions may move through the stages leading to accreditation. To begin the accreditation process, Ashford University must first submit an application to enable WASC to verify that the institution meets all of WASC's eligibility criteria. Ashford University submitted this application in January 2011. An Eligibility Review Committee ("ERC") panel, comprised of peer reviewers appointed by WASC, will then review the eligibility application. If the ERC panel determines that Ashford University meets WASC's eligibility criteria, the institution must next submit an application for accreditation, together with supporting narrative and documentation.

        Upon receipt of the application for accreditation and related materials, WASC will appoint a site visit team and schedule one or more visits, the purpose of which is to validate the information provided in the institution's application, particularly its compliance with WASC standards. Prior to the submission of the final team report to WASC, Ashford University will be given an opportunity to review the report for correction of errors of fact and to prepare a written response to the final team report, which will be provided to WASC for consideration along with the report. If upon review of the application and supporting documentation, including the team report and the institution's response, Ashford University is found to be in substantial compliance with all of WASC's standards, WASC may grant initial accreditation, typically with a comprehensive review cycle of five years. Depending on the circumstances, WASC may also grant initial accreditation with requirements for interim reports, special visits or both. If initial accreditation from WASC is secured, then Ashford University will commence the process of redesignating its primary institutional accreditor from the Higher Learning Commission to WASC.

Authorization by U.S. Congress of Title IV Programs

        The U.S. Congress must reauthorize the Higher Education Act on a periodic basis, usually every five to six years. It was reauthorized most recently in August 2008, extending Title IV programs through September 2014. The U.S. Congress may propose and pass revisions to the Higher Education Act between reauthorizations, subject to approval by the President. Also, the U.S. Congress determines the funding levels for Title IV programs annually through the budget and appropriations process.

        On March 30, 2010, the U.S. Congress passed, and President Obama signed into law, the Health Care and Education Affordability Act of 2010, or HCEAA. Among other things, the HCEAA amended the Higher Education Act to prohibit new federally guaranteed loans from being made under the FFEL Program, beginning on July 1, 2010, at which time institutions were required to certify loans through the Federal Direct Loan Program rather than through the FFEL Program. As of July 1, 2010, both of our institutions had fully transitioned to the Federal Direct Loan Program.

Department Regulation of Title IV Programs

        To be eligible to participate in Title IV programs, an institution must comply with the Higher Education Act and regulations thereunder that are administered by the Department. Among other things, the law and regulations require that an institution (i) be licensed or authorized to offer its educational programs by the states in which it is physically located, (ii) maintain institutional accreditation by an accrediting agency recognized for such purposes by the Department and (iii) be certified to participate in Title IV programs by the Department. Our institutions' participation in Title IV programs subjects us to extensive oversight and review pursuant to regulations promulgated by the Department. Those regulations are subject from time to time to revision and amendment by the Department. The Department's interpretation of its regulations likewise is subject to change. As a result, it is difficult to predict how Title IV program requirements will be applied in all circumstances.

Recent Department rulemaking

        In June 2010, the Department published in the Federal Register a Notice of Proposed Rulemaking ("June NPRM") related to Title IV program integrity issues and foreign school issues. The June NPRM addressed each of the 14 topics discussed at the negotiated rulemaking sessions held in November 2009, December 2009 and January 2010, including, among others, the following: the definition of a high school diploma for the purposes of establishing institutional eligibility to participate in Title IV programs and student eligibility to receive Title IV aid; standards regarding the payment of incentive compensation; establishing requirements for institutions to submit information on program completers for programs that prepare students for gainful employment in recognized occupations; revising the definition of what constitutes a "substantial misrepresentation" made by an institution; standards regarding the sufficiency of a state's authorization of an institution for the purpose of establishing an institution's eligibility to participate in Title IV programs; and the definition of a credit hour for purposes of determining program eligibility for Title IV student financial aid.

        In July 2010, the Department published in the Federal Register another Notice of Proposed Rulemaking ("July NPRM") related to a definition of "gainful employment" for purposes of determining whether certain educational programs comply with the Title IV requirement of preparing students for gainful employment in a recognized occupation.

        In September 2010, the Department announced that final regulations regarding the 14 topics addressed in the June NPRM and July NPRM would be published in the Federal Register in two phases:

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

        In October 2010, the Department published in the Federal Register, consistent with the Department's announcement in September 2010, final regulations addressing all 14 topics addressed in the June NPRM and July NPRM, other than sections of the proposed gainful employment rules related to a program's eligibility to receive federal student aid. The final regulations published in the Federal Register are effective July 1, 2011, except for rules pertaining to verification and updating of student aid application information, which are effective July 1, 2012.

Incentive compensation

        The Higher Education Act prohibits an institution from making any commission, bonus or other incentive payments based directly or indirectly on success in securing enrollments or financial aid to any persons or entities engaged in student recruiting or admissions activities, or in making decisions about the award of student financial assistance. Under current Department regulations, there are 12 "safe harbor" provisions which specify certain activities and arrangements that an institution may carry out without violating the prohibition against incentive compensation reflected in the Higher Education Act, including, among others, the following:

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

        In the final regulations published in October 2010, the Department eliminated all 12 safe harbors, effective July 1, 2011, taking the position that any commission, bonus or other incentive payment based in any part, directly or indirectly, on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the Higher Education Act. The Department contends that institutions do not need to rely on safe harbors to protect compensation that complies with the Higher Education Act, and that institutions can readily determine if a payment or compensation is permissible under the Higher Education Act by analyzing (1) whether it is a commission, bonus or other incentive payment, defined as an award of a sum of money or something of value (other than a fixed salary or wages), paid to or given to a person or entity for services rendered, and (2) whether the commission, bonus or other incentive payment is provided to any covered person based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, which are defined as activities engaged in for the purpose of the admission or matriculation of students for any period of time or the award of financial aid. A covered person is any person engaged in student recruitment or admission activity or in making decisions about the award of financial aid, which is defined as any employee who undertakes recruiting or admitting of students or the award of Title IV funds, and any higher level employee with responsibility for recruitment or admission of students, or making decisions about awarding Title IV funds.

        The regulation states that the prohibition does not apply to fixed salary and wages, and the Department maintains in the preamble accompanying the publication of the regulation that an institution can still make merit-based adjustments to employee compensation, provided that such adjustments are not based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid. Among other examples cited in the preamble accompanying the regulation, the Department states that (1) an institution may maintain a hierarchy of recruitment personnel with different levels of responsibility, with salary scales that reflect an added amount of responsibility, (2) an institution may promote or demote recruitment personnel based on merit and (3) an institution may make a compensation decision based on seniority or length of employment, provided that in each case compensation decisions are consistent with the Higher Education Act's prohibition on incentive compensation.

        We will have to modify some of our compensation practices as a result of the elimination of the safe harbors. Such a change could affect our ability to compensate our enrollment advisors and other employees and executives in a manner that appropriately reflects their relative merit, which in turn could (1) reduce the effectiveness of our employees and make it more difficult for us to attract and retain staff with the desired talent and motivation to succeed and (2) impair our ability to sustain and grow our business and enrollments at our institutions.

Gainful employment

        Under the Higher Education Act, schools operated on a for-profit basis are eligible to participate in Title IV programs only to the extent that their educational programs lead to gainful employment in a recognized occupation, with the limited exception of qualified programs leading to a bachelor's degree in liberal arts.

        Under current law, an institution generally is required to obtain approval of new degree-granting educational programs. Under the final regulations published in October 2010 and effective July 1, 2011, if a for-profit institution seeks to provide a new program (as defined by applicable Department regulations), whether or not degree-granting, that prepares students for gainful employment in a recognized occupation, it must submit a notice to the Department at least 90 days before the first day of class of such program. The notice must describe how the institution determined the need for the new program and how the program was designed to meet local market needs, or for an online program, regional or national market needs. The institution must also describe how the program was reviewed or approved by, or developed in conjunction with, business advisory committees, program integrity boards, public or private oversight or regulatory agencies and businesses that would likely employ graduates of the program. An institution is not required to submit employer affirmations or enrollment projections for a program. The institution must include in its notice that the program has been approved by its accrediting agency or is otherwise included in the institution's accreditation by its accrediting agency, as well as a description of any wage analysis it may have performed that is related to the new program. Unless otherwise required by the Department to obtain approval for the new program, an institution that provides a notice may proceed with its plans to offer the new program based on its determination that the program is an eligible program that prepares students for gainful employment in a recognized occupation. However, if a concern or need for additional information about the new program is identified by Department staff after receiving notice of the new program, the Department may alert the institution, at least 30 days before the first day of class, that the Department must approve the program for Title IV purposes. If any new program submitted by our institutions is identified as being subject to Department review for Title IV purposes, it could result in difficulties or delays in introducing the program, which could have a negative impact on our growth and enrollments.

        For each program leading to gainful employment in a recognized occupation, the final regulations also require institutions to provide prospective students with information concerning the occupation that the program prepares students to enter; the program's on-time graduation rate; the tuition and fees it charges a student for completing the program within normal time, along with the costs of books, supplies, room, and board; the placement rate for students completing the program, and the median loan debt incurred by students who completed the program. Institutions must also provide the Department with information that will allow determination of student debt levels and incomes after program completion. It is unclear at this time the level of administrative burden, or effect on growth and enrollments at our institutions, that may result from the new reporting and disclosure requirements.

        The Department has yet to adopt final gainful employment regulations regarding program eligibility. In the July NPRM, the Department proposed to assess whether a program leads to gainful employment by applying two tests, including a debt-to-income test and a repayment rate test:

  •
  Under the debt-to-income test, the Department would annually calculate (1) the ratio of the annual loan payment for the program to the average annual earnings of the students who completed the program and (2) the ratio of the annual loan payment for the program to the discretionary income of students who completed the program. The annual loan payment would be calculated using the median loan debt upon graduation of all students who completed the program in the three most recently completed award years prior to the earnings year and using standard repayment terms (i.e., a 10-year repayment schedule and the current annual interest rate on Federal unsubsidized loans). Loan debt would include Title IV loans (except Parent PLUS loans) and any private educational loans or debt obligations arising from institutional financing plans, but would not include any student loan that a student incurred at prior institutions or subsequent institutions unless the institutions are under common ownership or control, or are otherwise related entities. Average annual earnings would be calculated by the Department using actual, average annual earnings obtained from the Social Security Administration or another federal agency for the students who completed the program in the most recent three-fiscal year period. Discretionary income would be calculated based on the difference between average annual earnings and 150 percent of the most current Poverty Guideline for a single person in the continental United States. The 2010 Poverty Guideline was $10,830.

  •
  Under the repayment rate test, the Department would annually calculate a loan repayment rate by dividing (1) the original outstanding principal balance of all loans repaid by (2) the original outstanding principal balance of all FFEL and Direct loans which entered repayment in the prior four federal fiscal years and are owed by students who attended the program (i.e., not just borrowers who completed the program). A loan would be counted as repaid if the borrower: (1) made loan payments during the most recent fiscal year that reduced the outstanding principal balance; (2) made qualifying payments on the loan under the Public Service Loan Forgiveness Program; or (3) paid the loan in full, excluding loans paid in full through consolidation, unless and until the consolidated loan is paid in full. A loan would not be counted as repaid if the borrower is meeting its legal obligations, but is not actively repaying the loan, such as a loan in deferment or forbearance or on an income-contingent repayment plan, and paying only interest. The ratio excludes loan amounts for borrowers in military or in-school deferment, and borrowers entering repayment in the final six months of the most recent federal fiscal year. The original outstanding principal balance would be the balance on FFEL and Direct loans, including capitalized interest, on the date those loans entered repayment.

        Based on the program's performance under these two tests, the program may be fully eligible, have restricted eligibility or be ineligible to participate in Title IV programs, as follows:

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

  •
  Ineligible programs would have a less than 35% loan repayment rate, and graduates with a debt-to-income ratio above 30% of discretionary income and 12% of average annual earnings. An ineligible program may not offer Title IV aid to new students, but can provide aid to current students for the remainder of the award year in which the program became ineligible and the following award year. The institution would have to disclose the program's repayment rates and debt-to-income ratios and alert students that they may have difficulty repaying loans obtained for attending that program.

  •
  All other programs would be restricted programs. The proposed regulations would limit the enrollment of Title IV recipients in restricted programs to the average number enrolled during the prior three award years, require the institution to demonstrate employer support for the program, warn consumers and current students that they may have difficulty repaying loans obtained for attending the program and provide the most recent debt measures for the program. Institutions would demonstrate employer support for a program by providing documentation from employers not affiliated with the institution affirming that the curriculum of the program aligns with the recognized occupations at those employers' businesses, and that there are projected job vacancies or there is expected demand for those occupations at those businesses. The number and locations of the businesses for which affirmation is required must be commensurate with the anticipated size of the program.

        Institutions with one or more ineligible or restricted programs would be subject to provisional certification. Under the proposed regulations, programs may not be found ineligible to participate in Title IV programs on account of the proposed new gainful employment regulations until the 2012-2013 award year. The proposed regulations would also establish a transition year during the award year beginning July 1, 2012 which would cap the number of programs which may be deemed ineligible.

        If such program eligibility rules are adopted by the Department as proposed, we may need to modify or eliminate some of the educational programs at our institutions, or delay the introduction of new programs, which could have a negative impact on our growth and enrollments. The Department is expected to publish final gainful employment regulations regarding program eligibility in early 2011, which regulations are expected to become effective July 1, 2012.

State authorization

        To be eligible to participate in Title IV programs, an institution must be licensed or authorized to offer its educational programs by the states in which it is physically located, in accordance with the Department's regulations. Ashford University's campus is located in Iowa and is authorized to offer postsecondary programs in Iowa. The institution is exempt from having to register as a postsecondary school in the state of Iowa based primarily on its accreditation from the Higher Learning Commission. The University of Rockies is located in Colorado and is authorized in the state of Colorado based in part on its accreditation from the Higher Learning Commission. The final regulations published in October 2010, which take effect on July 1, 2011, impose new requirements for an institution to be considered "legally authorized" in a state, which is a requirement for the institution to remain eligible to participate in Title IV programs. The final regulation provides that the Secretary of Education would consider an institution to be legally authorized by a state if, among other things, it meets one of the following requirements:

  •
  the state establishes the institution by name as an educational institution through a charter, statute, constitutional provision or other action issued by an appropriate state agency or state entity and is authorized to operate educational programs beyond secondary education, including programs leading to a degree or certificate;

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

        The Department stated when it published the final regulations that it will not publish a list of states that meet, or fail to meet, the above requirements, and it is uncertain how the department will interpret these requirements in each state. The Department also stated that institutions unable to obtain state authorization in a state under one of the above-mentioned sets of requirements may request a one-year extension of the effective date of the regulation to July 1, 2012, and if necessary, an additional one-year extension of the effective date to July 1, 2013. To receive an extension of the effective date, an institution must obtain from the state an explanation of how a one-year extension will permit the state to modify its procedures to comply with the regulations.

        The final regulations also provide that if an institution is offering postsecondary education through distance or correspondence education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to be legally offering postsecondary distance or correspondence education to students in that state. Additionally, upon request by the Department, an institution must be able to document that it has the applicable state approval. Although our institutions have a process for evaluating the compliance of their online educational programs with state requirements regarding distance and correspondence learning, and have experienced no significant restrictions on their educational activities to date as a result of such requirements, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. For more information, see "State Education Licensure and Regulation" below. Moreover, it is also unclear whether and to what extent state agencies may augment or change their regulations in this area as a result of new Department regulations and increased scrutiny. Any failure to comply with state requirements, or any new or modified regulations, could result in our inability to enroll students or receive Title IV funds for students in those states and could result in restrictions on our growth and enrollments.

Administrative capability

        Department regulations specify extensive criteria by which an institution must establish that it has the requisite administrative capability to participate in Title IV programs. To meet the administrative capability standards, an institution must, among other things:

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

Financial responsibility

        The Higher Education Act and Department regulations establish standards of financial responsibility which an institution must satisfy to participate in Title IV programs. The Department evaluates compliance with these standards annually upon receipt of an institution's annual audited financial statements and also when an institution applies to the Department to reestablish its eligibility to participate in Title IV programs following a change in ownership. One financial responsibility standard is based on the institution's composite score, which is derived from a formula established by the Department that is a weighted average of three financial ratios:

  •
  equity ratio, which measures the institution's capital resources, financial viability and ability to borrow;

  •
  primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and

  •
  net income ratio, which measures the institution's ability to operate at a profit or within its means.

        The formula defines each of the three ratios and assigns a strength factor and weighting percentage to each ratio. The weighted scores for the three ratios are then added to produce a composite score for the institution. The composite score is a number between negative 1.0 and positive 3.0. It must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department financial oversight. In addition to having an acceptable composite score, an institution must, among other things, provide the administrative resources necessary to comply with Title IV program requirements, meet all of its financial obligations (including required refunds to students and any Title IV liabilities and debts), be current in its debt payments and not receive an adverse, qualified or disclaimed opinion by its accountants in its audited financial statements.

        In the third quarter of 2010, consistent with our internal calculations, the Department notified us that Ashford University received a composite score of 2.9 for the fiscal year ended December 31, 2009, and that the University of the Rockies received a composite score of 1.8 for the fiscal year ended December 31, 2009, in each case satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs.

        We expect the composite scores for Ashford University and the University of the Rockies both to be 3.0 for the year ended December 31, 2010. However, this is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2010.

Return of Title IV funds for students who withdraw

        If a student who has received Title IV funds withdraws, the institution must determine the amount of Title IV program funds the student has earned, pursuant to applicable regulations. If the student withdraws during the first 60% of any payment period (which, for our undergraduate online students, typically is a 20-week term consisting of four five-week courses and, for our campus-based students, is a 16-week semester), the amount of Title IV funds that the student has earned is equal to a pro rata portion of the funds the student received or for which the student would otherwise be eligible for the payment period. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV funds received. If the student has not earned all of the Title IV funds disbursed, the institution must return the unearned funds to the appropriate lender or the Department in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If an institution's annual financial aid compliance audit in either of its two most recently completed fiscal years determines that 5% or more of such returns were not timely made, the institution must submit a letter of credit in favor of the Department equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. For the year ended December 31, 2009 and 2008, our institutions did not exceed the 5% threshold for late refunds sampled.

The 90/10 rule

        Pursuant to a provision of the Higher Education Act, as reauthorized in August 2008, a for-profit institution loses its eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues (calculated on a cash basis in accordance with applicable Department regulations) from Title IV program funds for two consecutive fiscal years, commencing with the institution's first fiscal year that ends after the new law's effective date of August 14, 2008. This rule is commonly referred to as the "90/10 rule." Any institution that violates the 90/10 rule becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single year will be placed on provisional certification and may be subject to other enforcement measures.

        In the years ended December 31, 2010, 2009 and 2008, Ashford University derived 85.0%, 85.5% and 86.8%, respectively, and the University of the Rockies derived 85.9%, 84.6% and 80.8%, respectively, of their respective revenues (calculated on a cash basis in accordance with applicable Department regulations) from Title IV funds.

        Recent changes in federal law that increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues we receive from Title IV programs, which could make it more difficult for our institutions to satisfy the 90/10 rule. However, such effects may be mitigated, at least on a temporary basis, by another provision in the rule that allows institutions to exclude (for three years) from their Title IV revenues when calculating their compliance the additional $2,000 per undergraduate student in certain annual federal student loan amounts that became available starting in July 2008. Additionally, recent changes permit institutions to include in their calculation as non-Title IV revenues certain non-cash revenues, such as institutional loan proceeds, under certain circumstances. For Ashford University, we have not excluded amounts attributable to the increased annual federal loan limits from our 90/10 calculations.

Student loan defaults

        For each federal fiscal year, the Department calculates a rate of student defaults for each educational institution which is known as a "cohort default rate." An institution may lose its eligibility to participate in the Direct Loan, FFEL and Pell programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in the Direct Loan or FFEL programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department. Ashford University's two-year cohort default rates for the 2008, 2007 and 2006 federal fiscal years were 13.3%, 13.3% and 4.1%, respectively. The two-year cohort default rates for the University of the Rockies for the 2008, 2007 and 2006 federal fiscal years were 2.5%, 0.0% and 0.0%, respectively. The draft cohort default rates for the 2009 federal fiscal year for Ashford University and the University of the Rockies were 15.3% and 3.3%, respectively. An institution whose cohort default rate equals or exceeds 25% in any one of the three most recent fiscal years for which rates have been issued by the Department may be placed on provisional certification by the Department.

        The August 2008 reauthorization of the Higher Education Act included significant revisions to the requirements concerning cohort default rates. Under the revised law, the period for which students' defaults on their loans are included in the calculation of an institution's cohort default rate was extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change was effective with the calculation of institutions' cohort default rates for the federal fiscal year ending September 30, 2009, which rates are expected to be calculated and issued by the Department in 2012. The Department will not impose sanctions based on rates calculated under this new methodology until three consecutive years of rates have been calculated, which is expected to occur in 2014. Until that time, the Department will continue to calculate rates under the old calculation method and impose sanctions based on those rates. The revised law also increases the threshold for ending an institution's participation in the relevant Title IV programs from 25% to 30%, effective for final three-year cohort default rates published on or after the 2012 federal fiscal year. The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the Department has published official three-year cohort default rates. Ashford University's unofficial or trial three-year cohort default rates for the 2008, 2007 and 2006 federal fiscal years were 21.7%, 17.4% and 6.1%, respectively. The trial three-year cohort default rates for the University of the Rockies for the 2008, 2007 and 2006 federal fiscal years were 2.5%, 1.4% and 0.0%, respectively. The three-year cohort default rates are considered "trial" because, as mentioned above, institutions are not required to calculate prior three-year repayment rates until 2012, and the rates will not be the basis for measurement of compliance until 2014.

Potential effect of noncompliance with Title IV regulations

        The Department can impose sanctions for violating the statutory and regulatory requirements of Title IV programs, including:

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

  •
  requiring an institution to post a letter of credit in favor of the Department as a condition for continued Title IV certification;

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

Compliance reviews, audits and reports

        Our institutions are subject to reviews in connection with periodic renewals of certification to participate in Title IV programs, as well as announced and unannounced compliance reviews and audits by various external agencies, including the Department and its Office of Inspector General ("OIG"). State licensing agencies, the U.S. Department of Veterans Affairs and accrediting bodies may also conduct audits and reviews of a similar fashion. See "Accreditation—Evaluations and renewals of accreditation" above. In addition, as part of the Department's ongoing monitoring of institutions' administration of Title IV programs, the Higher Education Act requires institutions to submit to the Department an annual Title IV compliance audit conducted by an independent certified public accounting firm. In addition, to enable the Department to make a determination of an institution's financial responsibility, each institution must annually submit audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and Department regulations.

        The OIG is responsible for, among other things, promoting the effectiveness and integrity of the Department's programs and operations. With respect to educational institutions that participate in Title IV programs, the OIG conducts its work primarily through an audit services division and an investigations division. The audit services division typically conducts general audits of institutions to assess their administration of federal funds in accordance with applicable rules and regulations. The investigation services division typically conducts focused investigations of particular allegations of fraud, abuse or other wrongdoing against institutions by third parties, such as a lawsuit filed under seal pursuant to the federal False Claims Act.

        On January 21, 2011, Ashford University received a final audit report from the OIG regarding the compliance audit commenced in May 2008 and covering the period July 1, 2006 through June 30, 2007. The audit covered Ashford University's administration of Title IV program funds, including compliance with regulations governing institutional and student eligibility, awards and disbursements of Title IV program funds, verification of awards and returns of unearned funds during that period, and its compensation of financial aid and recruiting personnel during the period May 10, 2005 through June 30, 2009.

        The final audit report contained audit findings, in each case for the period July 1, 2006 through June 30, 2007 (award year 2006-2007), which we summarize as follows:

  •
  Finding 1—The university designed a compensation plan for enrollment advisors that provided incentive payments based on success in securing enrollments and did not establish that its plan and practices qualified for the regulatory safe harbors.

  •
  Finding 2—The university did not always perform return of Title IV aid calculations properly, resulting in the improper retention of a total of $29,036 of Title IV program funds for 38 students in the OIG's sample sets of 85 students.

  •
  Finding 3—The university did not in all instances return Title IV program funds timely for Title IV students who withdrew or went on a leave of absence from school.

  •
  Finding 4—The form formerly used by the university to obtain authorizations to retain student credit balances did not comply with applicable regulations.

  •
  Finding 5—The university did not in all instances disburse Title IV program funds in accordance with applicable regulations or university policy because they were made prior to the students being eligible to receive them.

  •
  Finding 6—The university did not in all instances maintain documentation to support online students' leaves of absence due to the lack of support for the start dates for 19 leaves of absence.

        Each finding was accompanied by one or more recommendations to the Department's Office of Federal Student Aid, or FSA, as summarized below:

  •
  For Finding 1, the OIG recommended that the FSA require the university to provide records of all salary adjustments made to enrollment advisors during award year 2006-2007 and any documentation, not disclosed to the OIG, that demonstrates that any specific adjustments made during that period qualified for the regulatory safe harbors.

  •
  For Findings 2 and 5, the OIG recommended that the FSA require the university (i) to remit to the Department and appropriate lenders certain amounts identified by the OIG ($29,036 for Finding 2) and (ii) undertake a file review for award year 2006-2007 to identify the amount of Title IV funds that were improperly retained or disbursed and to remit such amounts to the Department or appropriate lenders.

  •
  For Finding 4, the OIG recommended that the FSA require the university to cease drawing, disbursing and holding credit balances of Title IV program funds for which there are no currently assessed institutional charges.

  •
  For Findings 2, 3, 5 and 6, the OIG recommended that the FSA require the university to develop and implement certain remedial policies and procedures.

  •
  For Findings 2, 3 and 5 generally, and for Finding 1 in the event the university cannot establish that its salary adjustments for enrollment advisors qualified for the safe harbor, the OIG recommended that the FSA consider whether to take appropriate action under Subpart G of 34 C.F.R. Part 668. Under Subpart G, the FSA may seek to impose a fine against the university or to limit, suspend or terminate the university's participation in Title IV programs.

        The findings and recommendations of the final audit report represent the opinions of the OIG, and the issuance of final audit determinations and corrective action to be taken, if any, will be made by the FSA.

        Ashford University expects that the FSA will consider the findings and recommendations in the final audit report and engage in a dialog with the university prior to determining what if any action to take and issuing a Final Audit Determination Letter concluding the audit. The OIG requested that Ashford University provide a response to the FSA regarding the final audit report, and the university responded in a timely manner. If the FSA were to determine to assess a monetary liability or commence an action under Subpart G, Ashford University would have an opportunity to contest the assessment or proposed action through administrative proceedings, with the right to seek review of any final administrative action in the federal courts. Although we believe Ashford University operates in substantial compliance with Department regulations that are applicable to the areas under review, we cannot predict the ultimate findings, potential liabilities or remedial actions, if any, that the FSA may include in the Final Audit Determination Letter, or the result of any administrative proceedings, including Subpart G proceedings, that may arise out of the Final Audit Determination Letter.

Adding teaching locations and implementing new educational programs

        The requirements and standards of accrediting agencies, state education agencies and the Department limit our ability in certain instances to establish additional teaching locations or implement new educational programs. The Higher Learning Commission, the Colorado Commission on Higher Education and other state education agencies that may authorize or accredit us or our programs generally require institutions to notify them in advance of adding certain new locations or implementing certain new programs, and upon notification may undertake a review of the quality of the facility or the program and the financial, academic and other qualifications of the institution.

        If an institution participating in Title IV programs plans to add a new location or educational program, the institution must apply under certain circumstances to the Department to have the additional location or educational program designated as within the scope of the institution's Title IV eligibility. Under current law, degree-granting institutions are not required to obtain the Department's approval of additional programs that lead to a degree at the same or lower degree level as degree programs previously approved by the Department. Similarly, an institution is not required to obtain advance approval for new programs that prepare students for gainful employment in the same or a related recognized occupation as an educational program that has previously been designated by the Department as an eligible program at that institution if the program meets certain minimum length requirements. However, under new law effective July 1, 2011, an institution will be required to notify the Department in advance of all new programs (as defined in the regulation) and, if required, wait for the Department's approval. If an institution that is required to obtain the Department's advance approval for the addition of a new program or new location fails to do so, the institution may be liable for repayment of Title IV program funds received by the institution or by students in connection with that program or enrolled at that location.

Acquiring other schools

        If we were to seek to acquire an existing accredited institution participating in Title IV programs, we would need to obtain the approval of the state education agency that authorizes the school being acquired, any accrediting agency that accredits the school being acquired and the Department. The level of review varies by individual state and by individual accrediting commission, with some requiring approval of such an acquisition before it occurs and with others only considering approval after the acquisition has occurred. The receipt of required approvals from applicable state education agencies and accrediting agencies is a necessary prerequisite to the Department's certifying the acquired school to participate in Title IV programs. In addition, the Department's certification of a school following a change in ownership and control is always a provisional certification. The restrictions imposed by any of the applicable regulatory agencies could delay or prevent our acquisition of other schools in some circumstances or our ability to operate or grow the acquired schools.

Change in ownership resulting in a change of control

        The Department and most state and accrediting agencies require institutions of higher education to report or obtain approval of certain changes of control and changes in other aspects of institutional organization or operations. Transactions or events that constitute a change of control may include significant acquisitions or dispositions of an institution's common stock and significant changes in the composition of an institution's board. The types of thresholds for such reporting and approval vary among the states and among accrediting agencies. The Higher Learning Commission issued amended policies in June 2009 which, among other provisions, provide that a disposition of stock by a holder that reduces the holder's ownership below 25% of the outstanding stock of a publicly traded company is a change of control requiring the prior approval of the Higher Learning Commission. The amended policies also provide that a sale of more than 10% and less than 25% of the outstanding common stock of a publicly traded company must be reported to the staff of the Higher Learning Commission, which may determine in some cases that such sale requires prior approval, or additional monitoring, by the Higher Learning Commission. The Department regulations provide that a change of control occurs for a publicly traded corporation if either (i) a person acquires such ownership and control of the corporation so that the corporation is required to file a current report on Form 8-K with the SEC disclosing a change of control, or (ii) the corporation's largest stockholder who owns at least 25% of the total outstanding voting stock of the corporation, ceases to own at least 25% of such stock or ceases to be the largest stockholder. A significant purchase or disposition of our voting stock, including a disposition of voting stock by Warburg Pincus, could be determined by the Department to be a change of control under this standard. In such event, the regulatory procedures applicable to a change in ownership and control would have to be followed in connection with the transaction. Similarly if such a disposition were deemed a change of control by the Higher Learning Commission or applicable state educational licensing agency, any required regulatory notifications and approvals would have to be made or obtained.

Privacy of student records

        The Family Educational Rights and Privacy Act of 1974, or FERPA, and the Department's FERPA regulations require educational institutions to protect the privacy of students' educational records by limiting an institution's disclosure of a student's personally identifiable information without the student's prior written consent. FERPA also requires institutions to allow students to review and request changes to their educational records maintained by the institution, to notify students at least annually of this inspection right and to maintain records in each student's file listing requests for access to and disclosures of personally identifiable information and the interest of such party in that information. If an institution fails to comply with FERPA, the Department may require corrective actions by the institution or may terminate an institution's receipt of further federal funds. In addition, educational institutions are obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act, or GLBA, a federal law designed to protect consumers' personal financial information held by financial institutions and other entities that provide financial services to consumers. GLBA and the applicable GLBA regulations require an institution to, among other things, develop and maintain a comprehensive, written information security program designed to protect against the unauthorized disclosure of personally identifiable financial information of students, parents or other individuals with whom such institution has a customer relationship. If an institution fails to comply with the applicable GLBA requirements, it may be required to take corrective actions, be subject to monitoring and oversight by the Federal Trade Commission, or FTC, and be subject to fines or penalties imposed by the FTC. For-profit educational institutions are also subject to the general deceptive practices jurisdiction of the FTC with respect to their collection, use and disclosure of student information.

State Education Licensure and Regulation

Iowa and Colorado

        Ashford University's campus is located in Iowa, and the institution is exempt from having to register as a postsecondary school in the state of Iowa. The University of the Rockies' campus is located in Colorado and is authorized to operate by the Colorado Commission on Higher Education. We do not have campuses in any states other than Iowa and Colorado. The Higher Education Act requires Ashford University to maintain its exemption from registration in Iowa (or become registered in its absence) and requires the University of Rockies to maintain its authorization from the Colorado Commission on Higher Education in order to participate in Title IV programs. To maintain our Colorado authorization, we must comply with requirements under Colorado statutes and rules for continued authorization. Failure to maintain our Iowa exemption or our Colorado authorization would cause Ashford University or the University of the Rockies, respectively, to lose their authorization to deliver educational programs and to grant degrees and other credentials and lose their eligibility to participate in Title IV programs. Effective July 1, 2011, the Department regulations impose new Title IV program requirements for an institution to be considered legally authorized by a state. See "Department Regulation of Title IV Programs—State authorization" above.

Additional state regulation

        Most state education agencies impose regulatory requirements on educational institutions operating within their boundaries. Some states have sought to assert jurisdiction over out-of-state educational institutions offering online programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. In addition to Iowa and Colorado, we have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the state education agency in those states, and in other states we have obtained state education agency approvals as we have determined necessary in connection with our marketing and recruiting activities. We review state licensure requirements when appropriate to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization. Because we enroll students from all 50 states and from the District of Columbia, we may have to seek licensure or authorization in additional states in the future. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. Consequently, a state education agency could disagree with our conclusion that we are not required to obtain a license or authorization in the state and could restrict one or more of our business activities in the state, including the ability to recruit or enroll students in that state or to continue providing services or advertising in that state. If we fail to comply with state licensing or authorization requirements for any state, we may be subject to the loss of state licensure or authorization by that state, or be subject to other sanctions, including restrictions on our activities in that state, fines and penalties. The loss of any required license or authorization in states other than Iowa and Colorado could prohibit us from recruiting prospective students or from offering services to current students in those states. Effective July 1, 2011, the Department regulations impose new Title IV state authorization requirements for institutions that offer postsecondary education through distance education to students in states in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state. See "Department Regulation of Title IV Programs—State authorization" above.

Item 1A.    Risk Factors.

        Investing in our common stock involves risk. Before making an investment in our common stock, you should carefully consider the following risks, as well as the other information contained in this report, including our annual consolidated financial statements and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The risks described below are those which we believe are the material risks we face. Any of the risks described below could significantly and adversely affect our business, prospects, financial condition and results of operations. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or not believed by us to be material could also impact us.

Risks Related to the Extensive Regulation of Our Business

If our institutions fail to comply with extensive regulatory requirements, we could face monetary liabilities or penalties, restrictions on our operations or growth or loss of access to federal loans and grants for our students on which we are substantially dependent.

        In the years ended December 31, 2010, 2009 and 2008, Ashford University derived 85.0%, 85.5% and 86.8%, respectively, and the University of the Rockies derived 85.9%, 84.6% and 80.8%, respectively, of their respective revenues (in each case calculated on a cash basis in accordance with applicable Department regulations) from federal student financial aid programs, referred to in this report as Title IV programs, administered by the Department. To participate in Title IV programs, a school must be legally authorized to operate in the state in which it is physically located, accredited by an accrediting agency recognized by the Secretary of the Department as a reliable indicator of educational quality and certified as an eligible institution by the Department. As a result, we are subject to extensive regulation by state education agencies, our accrediting agency and the Department. These regulatory requirements cover many aspects of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements can also affect our ability to acquire or open additional schools, to add new or expand existing educational programs, to change our corporate structure or ownership and to make other substantive changes. The state education agencies, our accrediting agency and the Department periodically revise their requirements and modify their interpretations of existing requirements.

        If one of our institutions fails to comply with any of these regulatory requirements, the Department can impose sanctions on such institution including:

  •
  transferring the institution to the heightened cash monitoring level two method of payment or to the reimbursement method of payment, which would adversely affect the timing of the institution's receipt of Title IV funds;

  •
  requiring the institution to post a letter of credit in favor of the Department as a condition for continued Title IV certification;

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

The Department's Office of Inspector General conducted a compliance audit of Ashford University and has issued a final audit report that contains findings of noncompliance and recommendations for certain administrative remedies.

        On January 21, 2011, Ashford University received a final audit report from the Department's Office of Inspector General, or OIG, regarding the compliance audit commenced in May 2008 and covering the period July 1, 2006 through June 30, 2007. The audit covered Ashford University's administration of Title IV program funds, including compliance with regulations governing institutional and student eligibility, awards and disbursements of Title IV program funds, verification of awards and returns of unearned funds during that period, and its compensation of financial aid and recruiting personnel during the period May 10, 2005 through June 30, 2009.

        The final audit report contained audit findings, in each case for the period July 1, 2006 through June 30, 2007 (award year 2006-2007), and related recommendations to the Department's Office of Federal Student Aid, or FSA. For more information regarding the OIG's final audit report and the findings and recommendations contained therein, see "Regulation—Department Regulation of Title IV Programs—Compliance reviews, audits and reports" in Part I, Item 1 of this report.

        Ashford University expects that the FSA will consider the findings and recommendations in the final audit report and engage in a dialog with the university prior to determining what, if any, action to take. If the FSA were to determine to assess a monetary liability or commence an action to limit, suspend or terminate the university's participation in Title IV programs, Ashford University would have an opportunity to contest the assessment or proposed action through a series of administrative proceedings, with the right to seek review of any final administrative action in the federal courts. Although we believe Ashford University operates in substantial compliance with Department regulations that are applicable to the areas under review, we cannot predict the ultimate extent of the potential liability or remedial actions, if any, that might result from the recommendations by the OIG in the final audit report. Such findings and related remedial action could have a material adverse effect on our reputation in the industry, our cash flows and results of operations, our ability to recruit students and our business.

Our schools may be sanctioned or subject to lawsuits if they pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admissions or financial aid awarding activities.

        The Higher Education Act prohibits an institution from making any commission, bonus or other incentive payment based directly or indirectly on securing enrollments or financial aid to any persons or entities involved in student recruiting or admissions activities, or in making decisions about the award of student financial assistance. Although the Department's regulations currently set forth 12 "safe harbors" which describe compensation arrangements that do not violate the incentive compensation rule, including the payment and adjustment of salaries and bonuses under certain conditions, the law and regulations do not establish clear criteria for compliance in all circumstances, and the Department no longer reviews and approves compensation plans prior to their implementation. Additionally, effective July 1, 2011, the Department eliminated all 12 safe harbors. For more information regarding the elimination of the 12 safe harbors by the Department, see "Regulation—Department Regulation of Title IV Programs—Incentive compensation" in Part I, Item 1 of this report.

        If one of our institutions were to violate the incentive compensation rule, it could be subject to monetary liabilities or to administrative action (a Subpart G proceeding) to impose a fine or to limit, suspend or terminate its eligibility to participate in Title IV programs, which could have a material adverse effect on our enrollment, revenues and results of operations. In Finding 1 of the OIG's final audit report related to its compliance audit of Ashford University, the OIG asserted that Ashford University, during the 2006-2007 award year, designed a compensation plan for enrollment advisors that provided incentive payments based on success in securing enrollments and did not establish that its plan and practices qualified for the regulatory safe harbors. To the extent Ashford University cannot establish that its salary adjustments for enrollment advisors in the 2006-2007 award year qualified for the regulatory safe harbors, the OIG recommended that the Department's Office of Federal Student Aid take appropriate action to impose a fine on the university or to limit, suspend or terminate the institution's eligibility for Title IV programs. For more information regarding the OIG's final audit report, see "Regulation—Department Regulation of Title IV Programs—Compliance reviews, audits and reports" in Part I, Item 1 of this report.

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

The Department's elimination of the 12 "safe harbor" provisions, which specify certain activities and arrangements that an institution may carry out without violating the prohibition against incentive compensation reflected in the Higher Education Act, could impair our ability to sustain and grow our business at historical levels.

        Under current Department regulations, there are 12 "safe harbor" provisions which specify certain activities and arrangements that an institution may carry out without violating the prohibition against incentive compensation reflected in the Higher Education Act. In final regulations published by the Department in October 2010, the Department eliminated all 12 safe harbors effective July 1, 2011. For more information regarding the elimination of the 12 safe harbors, see "Regulation—Department Regulation of Title IV Programs—Incentive compensation" in Part I, Item 1 of this report.

        We will have to modify some of our compensation practices as a result of the elimination of the safe harbors. Such a change could affect our ability to compensate our enrollment advisors and other employees in a manner that appropriately reflects their relative merit, which in turn could (i) reduce the effectiveness of our employees and make it more difficult for us to attract and retain staff with the desired talent and motivation to succeed and (ii) impair our ability to sustain and grow our business and enrollments at our institutions, either of which could have a material adverse effect on our enrollments, revenues and results of operations. As other institutions have disclosed, and as our pilot programs with revised compensation structures have indicated, we expect that our enrollment advisors' new enrollment productivity will decline as a result of the changes in compensation methodology and that the majority of the impact will be realized in the second half of 2011.

Final regulations that may be adopted by the Department relating to our students' gainful employment in a recognized occupation may require us to modify or eliminate some of the programs at our institutions.

        Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs only to the extent that their educational programs lead to gainful employment in a recognized occupation, with the limited exception of qualified programs leading to a bachelor's degree in liberal arts. In July 2010, the Department proposed to assess whether a program leads to "gainful employment" by applying two tests: a debt-to-income test and a repayment rate test. Based on a program's performance under these two tests, the program may be fully eligible, have restricted eligibility or be ineligible to participate in Title IV programs. For more information regarding the debt-to-income test and repayment rate test, and related restrictions on eligibility, see "Regulation—Department Regulation of Title IV Programs—Gainful employment" in Part I, Item 1 of this report.

        If such program eligibility rules are adopted by the Department as proposed, we may need to modify or eliminate some of the educational programs at our institutions, or delay the introduction of new programs, which could have a negative impact on our growth and enrollments. The Department is expected to publish final gainful employment regulations regarding program eligibility in early 2011, which regulations are expected to become effective July 1, 2012.

Final regulations adopted by the Department requiring our institutions to notify the Department in advance of introducing new programs could delay the introduction of such programs and negatively impact our growth.

        Under final regulations adopted by the Department in October 2010, if an institution seeks to provide a new program that prepares students for gainful employment in a recognized occupation, it must submit a notice to the Department at least 90 days before the first day of class of such program containing the information specified in the regulations. For information regarding the required contents of the notice, see "Regulation—Department Regulation of Title IV Programs—Gainful employment" in Part I, Item 1 of this report.

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

If one of our institutions offers classes to students in a state in which it is not physically located and fails to meet applicable state requirements to offer such classes in that state, we may be unable to enroll students in such state or receive Title IV funds for students in such state.

        Final regulations adopted by the Department in October 2010 provide that, effective July 1, 2011, if an institution is offering postsecondary education through distance or correspondence education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to be legally offering postsecondary distance or correspondence education to students in that state; additionally, an institution must be able to document upon request by the Department that it has the applicable state approval.

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

We must periodically seek recertification to participate in Title IV programs and may, in certain circumstances, be subject to review by the Department prior to seeking recertification.

        An institution that is certified to participate in Title IV programs must periodically seek recertification from the Department to continue participating in such programs, including when it undergoes a "change of control" as defined by the Department. Our current certification for Ashford University is scheduled to expire on June 30, 2011. Our current certification for the University of the Rockies is scheduled to expire on June 30, 2016. The Department may also review our institutions' continued certification to participate in Title IV programs if we undergo a change of control. In addition, the Department may take emergency action to suspend an institution's certification without advance notice if it determines the institution is violating Title IV requirements and determines that immediate action is necessary to prevent misuse of Title IV funds. If the Department did not renew or if it withdrew our institutions' certifications to participate in Title IV programs, our students would no longer be able to receive Title IV funds, which would have a material adverse effect on our enrollment, revenues and results of operations.

Action by the U.S. Congress to revise the laws governing federal student financing programs or reduce funding for these programs could negatively impact our enrollments, revenue and results of operations.

        The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. In 2008, the Higher Education Act was reauthorized through September 30, 2014 by the Higher Education Opportunity Act. The U.S. Congress may propose and pass revisions to the Higher Education Act between reauthorizations, subject to approval by the President. Also, the U.S. Congress determines the funding levels for Title IV programs annually through the budget and appropriations process. Changes to the Higher Education Act are likely to result from subsequent reauthorizations and other changes may occur to the Higher Education Act or to Title IV program funding levels, and the scope and substance of any such changes cannot be predicted.

        In the past year, there has been increased focus by the U.S. Congress on the role that proprietary educational institutions play in higher education. On June 17, 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions' policies on credit hours and program length. This followed a report from the Office of the Inspector General of the U.S. Department in December 2009 criticizing the accreditation of a proprietary school by a regional accrediting body and requesting that the Department review the appropriateness of its recognition of the accrediting body. On June 24, 2010, the Health, Education, Labor and Pensions Committee of the U.S. Senate ("HELP Committee") released a report, entitled, "Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education" and held the first in a series of hearings to examine the proprietary education sector. Earlier, the Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office ("GAO") to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions' revenue is composed of Title IV and other federal funding sources. The results of a portion of this review by the GAO were reported at a HELP Committee hearing on August 4, 2010, entitled, "For Profit Schools: The Student Recruitment Experience." Sen. Tom Harkin, the Chairman of the HELP Committee, stated at the August hearing that he is concerned about the practices of proprietary schools, the increasing amount of Title IV funding received by the proprietary sector and the effectiveness of accrediting bodies in ensuring academic and other standards. In addition, Sen. Harkin has stated that the recently proposed regulations by the Department regarding incentive compensation of recruiting personnel, gainful employment standards and other matters, while useful, are only a start to addressing the problems he perceives in the sector. Following the August hearing, Sen. Harkin requested a broad range of detailed information from 30 groups of proprietary institutions, including Ashford University and the University of the Rockies. Our institutions have been, and intend to continue being responsive to the requests of the HELP Committee. On September 30, 2010, the HELP Committee held a third hearing and Sen. Harkin's staff released a memorandum entitled "The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma." On February 8, 2011, Sen. Harkin spoke on the floor of the U.S. Senate and asserted that proprietary schools, including Ashford University, engage in overly aggressive and misleading tactics to recruit students.

        On March 1, 2011, we received correspondence from the HELP Committee inviting our CEO and President to testify at a hearing scheduled for March 10, 2011, regarding Bridgepoint Education, Inc. and Ashford University.

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

        An institution must be accredited by an accrediting agency recognized by the Department in order to participate in Title IV programs. Each of our schools is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools, which is recognized by the Department as a reliable authority regarding the quality of education and training provided by the institutions it accredits. Ashford University was reaccredited by the Higher Learning Commission in 2006 for a term of ten years, and the University of the Rockies was reaccredited by the Higher Learning Commission in 2008 for a term of seven years.

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

If Ashford University and the University of the Rockies are considered to be outside of the Higher Learning Commission's jurisdiction under a new policy, the institutions could lose accreditation and become ineligible for Title IV programs.

        The Higher Learning Commission has recently adopted revised bylaws and related policies which outline the basis on which an institution may claim that it is within the commission's jurisdiction. The revised bylaws provide, subject to specified grace periods and grandfathering provisions, that an institution must be incorporated within a state in the 19-state north central region and also have a "substantial presence" in the north central region, as defined by commission policy, to be considered within the commission's jurisdiction. For more information, see "Regulation—Accreditation—Changes to Higher Learning Commission jurisdiction" in Part I, Item 1 of this report. The Higher Learning Commission will evaluate an institution that was accredited by the commission as of July 1, 2010 (such as Ashford University and the University of the Rockies), against the "substantial presence" definition at the time of the commission's next comprehensive evaluation of such institution, except where the commission has information to indicate that an institution does not meet this requirement and initiates, subsequent to July 1, 2012, an inquiry to review jurisdiction. Ashford University and the University of the Rockies are each scheduled for their next comprehensive evaluations in 2014-2015.

        Ashford University and the University of the Rockies have campuses in, are incorporated in, and have business operations, administration and leadership in Iowa and Colorado, respectively, both of which states are located in the north central region. However, because both institutions also have business operations, administration and leadership located outside of the north central region, it is uncertain whether the Higher Learning Commission would determine that these institutions have a substantial presence in the north central region under the definition in the adopted new policy. If the Higher Learning Commission determines that Ashford University and the University of the Rockies do not have a substantial presence in the north central region and are outside the commission's jurisdiction, the institutions will be subject to reconsideration of their affiliated status with the Higher Learning Commission. If the institutions were no longer accredited by an accrediting body recognized by the Department, they would be ineligible to participate in Title IV programs until they obtained accreditation by another accrediting body recognized by the Department, at which time they would need to file an application with the Department for reinstatement. The ineligibility of our institutions to participate in Title IV programs would have a material adverse effect on our enrollments, revenues and results of operations.

Ashford University could experience difficulties or delays in changing its primary accreditor.

        In September 2010, we announced that Ashford University has initiated the process of seeking regional accreditation from the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges ("WASC"). Ashford University is currently accredited by, and in good standing with, the Higher Learning Commission.

        Although Ashford University is working collaboratively with both WASC and the Higher Learning Commission to facilitate the migration of accreditation, it could experience difficulties or delays in receiving initial accreditation from WASC. If Ashford University is unable to obtain initial accreditation from WASC, the institution's academic reputation and ability to grow enrollments could be negatively affected. Additionally, if Ashford University does not receive WASC accreditation and loses accreditation from the Higher Learning Commission (e.g., due to the Higher Learning Commission's proposed new jurisdictional requirements requiring a "substantial presence" in the 19-state north central region, which will become effective on July 1, 2012), the institution would no longer be accredited by an accrediting body recognized by the Department and would be ineligible to participate in Title IV programs until it obtained accreditation by another accrediting body recognized by the Department, at which time it would need to file an application with the Department for reinstatement. If Ashford University becomes ineligible to participate in Title IV programs, it will have a material adverse effect on our enrollments, revenue and results of operations.

If our accrediting body loses recognition by the Department, we could lose our ability to participate in Title IV programs.

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

        The Department reportedly informed the Higher Learning Commission that the Higher Learning Commission could come into compliance with the applicable regulations if it accepted a set of corrective actions and that, if the Higher Learning Commission did not accept the corrective actions, the Department would initiate a limitation, suspension or termination action against the Higher Learning Commission. The Higher Learning Commission reportedly informed the Department that the Higher Learning Commission accepted the Department's corrective action plan in May 2010. We do not know whether the Department will take further action. If the Department ceased to recognize the Higher Learning Commission for any reason, Ashford University and the University of the Rockies would not be eligible to participate in Title IV programs beginning 18 months after the date such recognition ceased unless the Higher Learning Commission was again recognized or our institutions were accredited by another accrediting body recognized by the Department. The ineligibility of our institutions to participate in Title IV programs would have a material adverse effect on our enrollments, revenues and results of operations.

If one of our institutions does not maintain necessary state authorization in the states in which it is physically located, it may not operate or participate in Title IV programs.

        To participate in Title IV programs, an institution must be authorized by the relevant education agency of the state in which it is physically located.

  •
  Ashford University is located in the State of Iowa and is authorized to offer postsecondary programs in Iowa. The institution is exempt from having to register as a postsecondary school in the State of Iowa. Such exemption may be lost or withdrawn if Ashford University fails to comply with requirements under Iowa law for continued exemption.

  •
  The University of the Rockies is located in the State of Colorado and is authorized by the Colorado Commission on Higher Education. Such authorization may be lost or withdrawn if the University of the Rockies fails to comply with requirements under Colorado statutes and rules for continued authorization.

        The final regulations published in October 2010, which that take effect on July 1, 2011 impose new requirements for an institution to be considered "legally authorized" in a state, which is required for the institution to remain eligible to participate in the Title IV programs. The final regulations provide that the Secretary of Education would consider an institution to be legally authorized by a state if it meets one of several sets of requirements. See "Regulation—Department Regulation of Title IV Programs—State authorization." The Department stated when it published the final regulations that it will not publish a list of states that meet, or fail to meet, the requirements, and it is uncertain how the Department will interpret these requirements in each state. The Department also stated that institutions unable to obtain state authorization in a state under the one of the above-mentioned sets of requirements may request a one-year extension of the effective date of the regulation to July 1, 2012, and if necessary, an additional one-year extension of the effective date to July 1, 2013. To receive an extension of the effective date, an institution must obtain from the state an explanation of how a one-year extension will permit the state to modify its procedures to comply with the regulations.

        Loss of state authorization by one of our institutions in the state in which it is physically located, or the failure of the state authorization to meet the requirements under the new regulations within the time periods provided by the regulations, would terminate our ability to provide educational services through such institution, as well as make such institution ineligible to participate in Title IV programs, which would have a material adverse effect on our enrollments, revenues and results of operations.

The failure of our institutions to demonstrate financial responsibility may result in a loss of eligibility to participate in Title IV programs or require the posting of a letter of credit in order to maintain eligibility to participate in Title IV programs.

        To participate in Title IV programs, an eligible institution must, among other things, satisfy specific measures of financial responsibility prescribed by the Department or post a letter of credit in favor of the Department and possibly accept other conditions to the institution's participation in Title IV programs. For more information regarding the Department's financial responsibility requirements, see "Regulation—Department Regulation of Title IV Programs—Financial responsibility" in Part I, Item 1 of this report. If we are found not to have satisfied the Department's financial responsibility requirements, we could be limited in our access to, or lose, Title IV program funding, which would have a material adverse effect on our enrollment, revenues and results of operations.

The failure of our institutions to demonstrate administrative capability may result in a loss of eligibility to participate in Title IV programs.

        Department regulations specify extensive criteria by which an institution must establish that it has the requisite administrative capability to participate in Title IV programs. For more information regarding the Department's administrative capability standards, see "Regulation—Department Regulation of Title IV Programs—Administrative capability" in Part I, Item 1 of this report.

        If an institution fails to satisfy any of these criteria or comply with any other Department regulations, the Department may impose sanctions including:

  •
  transferring the institution to the heightened cash monitoring level two method of payment or to the reimbursement method of payment, which would adversely affect the timing of the institution's receipt of Title IV funds;

  •
  requiring the institution to post a letter of credit in favor of the Department as a condition for continued Title IV certification;

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

        If we are found not to have satisfied the Department's administrative capability requirements, we could be limited in our access to, or lose, Title IV program funding, which would have a material adverse effect on our enrollment, revenues and results of operations.

Our institutions are subject to sanctions if they fail to correctly calculate and return Title IV program funds in a timely manner for students who withdraw before completing their educational program.

        An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under Department regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled on the institution's annual compliance audit in either of its two most recently completed fiscal years can result in an institution's having to post a letter of credit in an amount equal to 25% of its prior year returns of Title IV program funds.

        If unearned funds are not properly calculated and returned in a timely manner, an institution is also subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV programs. In Finding 3 of the OIG's final audit report pertaining to its compliance audit of Ashford University, the OIG asserted that Ashford University, during the 2006-2007 award year, did not in all instances return Title IV funds timely for students who withdrew or went on a leave of absence from school. Accordingly, the OIG recommended that the FSA (i) require Ashford University to develop and implement certain remedial policies and procedures and (ii) take appropriate action to impose a fine on the university or to limit, suspend or terminate the institution's eligibility for Title IV programs. For more information about the OIG's final audit report, see "Regulation—Department Regulation of Title IV Programs—Compliance reviews, audits and reports" in Part I, Item 1 of this report.

We may lose our eligibility to participate in Title IV programs if the percentage of our revenue derived from those programs is too high.

        Pursuant to a provision of the Higher Education Act, a for-profit institution loses its eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues (calculated on a cash basis in accordance with applicable Department regulations) from Title IV funds for two consecutive fiscal years. This rule is commonly referred to as the "90/10 rule." Any institution that violates the 90/10 rule becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single year will be placed on provisional certification and may be subject to other enforcement measures.

        In the years ended December 31, 2010 and 2009, Ashford University derived 85.0% and 85.5%, respectively, and the University of the Rockies derived 85.9% and 84.6%, respectively, of their respective revenues (calculated on a cash basis in accordance with applicable Department regulations) from Title IV funds. Ineligibility to participate in Title IV programs would have a material adverse effect on our enrollments, revenues and results of operations. Recent changes in federal law which increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues we receive from Title IV programs, which could make it more difficult for us to satisfy the 90/10 rule.

We may lose our eligibility to participate in Title IV programs if our student loan default rates are too high.

        For each federal fiscal year, the Department calculates a rate of student defaults for each educational institution which is known as a "cohort default rate." An institution may lose its eligibility to participate in the Direct Loan, FFEL and Pell programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in the Direct Loan and FFEL programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department. Ashford University's two-year cohort default rates for the 2008, 2007 and 2006 federal fiscal years, were 13.3%, 13.3% and 4.1%, respectively. The two-year cohort default rates for the University of the Rockies for the 2008, 2007 and 2006 federal fiscal years were 2.5%, 0.0% and 0.0%, respectively. The draft cohort default rates for the 2009 federal fiscal year for Ashford University and the University of the Rockies were 15.3% and 3.3%, respectively. An institution whose cohort default rate equals or exceeds 25% in any one of the three most recent fiscal years for which rates have been issued by the Department may be placed on provisional certification by the Department.

        The August 2008 reauthorization of the Higher Education Act includes significant revisions to the requirements concerning cohort default rates. Under the revised law, the period for which students' defaults on their loans are included in the calculation of an institution's cohort default rate has been extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change was effective with the calculation of institutions' cohort default rates for the federal fiscal year ending September 30, 2009, which rates are expected to be calculated and issued by the Department in 2012. The Department will not impose sanctions based on rates calculated under this new methodology until three consecutive years of rates have been calculated, which is expected to occur in 2014. Until that time, the Department will continue to calculate rates under the old calculation method and impose sanctions, if necessary, based on those rates. The revised law also increases the threshold for ending an institution's participation in the relevant Title IV programs from 25% to 30%, effective for final three-year cohort default rates published on or after the 2012 federal fiscal year. Ineligibility to participate in Title IV programs would have a material adverse effect on our enrollments, revenue and results of operations. The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the Department has published official three-year cohort default rates. Ashford University's unofficial or trial three-year cohort default rates for the 2008, 2007 and 2006 federal fiscal years were 21.7%, 17.4% and 6.1%, respectively. The trial three-year cohort default rates for the University of the Rockies for the 2008, 2007 and 2006 federal fiscal years were 2.5%, 1.4% and 0.0%, respectively. The three-year cohort default rates are considered "trial" because, as mentioned above, institutions are not required to calculate prior three-year repayment rates until 2012, and the rates will not be the basis for measurement of compliance until 2014.

Our failure to comply with regulations of various states could preclude us from recruiting or enrolling students in those states or result in such students being ineligible for Title IV financial aid.

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

        Although under current law the only state authorizations required for Ashford University and the University of the Rockies to participate in Title IV programs are the exemption for Ashford University in the State of Iowa and the University of the Rockies' authorization from the Colorado Commission of Higher Education, the loss of licensure or authorization in other states, or the assertion by other states that licensure is required within their states, could prohibit us from recruiting or enrolling students in those states. However, effective July 1, 2011, the Department regulations will impose new Title IV state authorization requirements for institutions that offer postsecondary education through distance education to students in states in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state. See "Regulation—Department Regulation of Title IV Programs—State authorization" in Part I, Item 1 of this report. Our failure to comply with these requirements in one or more states could result in our inability to provide Title IV funds to students in those states.

If regulators do not approve or if they delay their approval of transactions involving a change of control of our company, our ability to participate in Title IV programs may be impaired.

        If we or either of our institutions undergoes a change of control under the standards of applicable state education agencies, the Higher Learning Commission or the Department, we must seek the approval of each such regulatory agency. For more information, see "Regulation—Department Regulation of Title IV Programs—Change in ownership resulting in a change of control" in Part I, Item 1 of this report. A failure by us or one of our institutions to reestablish its state authorization, Higher Learning Commission accreditation or Department certification, as applicable, following a change of control could result in a suspension or loss of operating authority or the ability to participate in Title IV programs, which would have a material adverse effect on our enrollments, revenues and results of operations.

We cannot offer new programs, expand our physical operations into certain states or acquire additional schools if such actions are not approved in a timely fashion by the applicable regulatory agencies, and we may have to repay Title IV funds disbursed to students enrolled in any such programs, states or acquired schools if we do not obtain prior approval.

        Our expansion efforts include offering new educational programs, some of which may require regulatory approval. In addition, we may increase our physical operations in additional states and seek to acquire additional schools. If we are unable to obtain the necessary approvals for such new programs, operations or acquisitions from the Department, the Higher Learning Commission or any applicable state education agency or other accrediting agency, or if we are unable to obtain such approvals in a timely manner, our ability to consummate the planned actions and provide Title IV funds to any affected students would be impaired, which could have a material adverse effect on our expansion plans. If we were to determine erroneously that any such action did not need approval or had all required approvals, we could be liable for repayment of the Title IV program funds provided to students in that program or at that location.

Our regulatory environment and our reputation may be negatively influenced by the actions of other postsecondary institutions.

        In recent years, Congressional, federal, state and accrediting agency investigations and civil litigation have been commenced against several postsecondary educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and noncompliance with Department regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Although the media, regulatory and legislative focus has been primarily on the allegations made against these specific companies, broader allegations against the overall postsecondary sector may negatively impact public perceptions of postsecondary educational institutions, including Ashford University and the University of the Rockies. Such allegations could result in increased scrutiny and regulation by the Department, Congress, accrediting bodies, state legislatures or other governmental authorities on all postsecondary institutions, including ours.

Risks Related to Our Business

If we become involved in protracted litigation or other legal proceedings, we could incur significant defense costs and losses in the event of adverse outcomes.

        From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. If we become involved in protracted litigation or legal proceedings, we could incur, in the event of adverse outcomes, significant defense costs, monetary losses or restrictions on our business, any of which could have a material adverse effect on our enrollments, revenues and results of operations.

        For more information regarding current legal proceedings involving us, including a civil investigative demand from the Attorney General of the State of Iowa, see "Legal Proceedings" in Part I, Item 3 of this report.

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

  •
  a decrease in the perceived or actual economic benefits that students derive from our programs or programs provided by private sector postsecondary education companies generally;

  •
  adverse publicity regarding us or online or private sector postsecondary education generally;

  •
  price reductions by competitors that we are unwilling or unable to match; and

  •
  a decline in the acceptance of online education or education provided by private sector postsecondary education companies.

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

        The performance and reliability of our technology infrastructure is critical to our reputation and to our ability to attract and retain students. We license the software and related hosting and maintenance services for our online platform from Pearson eCollege ("eCollege") and the software and related maintenance services for our student information system from Campus Management Corp., both of which are third-party software and service providers. We also develop and utilize proprietary software, primarily for our customer relationship management, or CRM, system. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of systems to us or our students.

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

        We have experienced significant growth since we acquired Ashford University in 2005. However, while we have continued to achieve growth in revenues and enrollment year-over-year, these growth rates have declined in recent periods and may continue to decline in the future. According to a November 2009 study by Eduventures projects a compound annual growth rate of 13% in online postsecondary enrollment over the five-year period ending fall 2014. This rate of growth is slower than the 25.3% compound annual growth rate for the prior five-year period ended in fall 2008, when online enrollment increased by an aggregate of 1.3 million. In order to maintain current growth rates, we will need to attract a larger percentage of students in existing markets and expand our markets by creating new academic programs. In addition, if job growth in the fields related to our core disciplines is weaker than expected, fewer students may seek the types of degrees that we offer.

Our success depends in part on our ability to update and expand the content of existing programs and to develop new programs and specializations on a timely basis and in a cost-effective manner.

        The updates and expansions of our existing programs and the development of new programs and specializations may not be accepted by existing or prospective students or employers. If we do not adequately respond to changes in market requirements, our business will be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students require or as quickly as our competitors introduce competing programs. To offer a new academic program, we may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible for federal student financial aid programs, a new academic program may need to be approved by the Department.

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

        Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. We collect, use and retain large amounts of personal information regarding our applicants, students, faculty, staff and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information about our employees in the ordinary course of our business. Our services can be accessed globally through the Internet. Therefore, we may be subject to the application of national privacy laws in countries outside the United States from which applicants and students access our services. Such privacy laws could impose conditions that limit the way we market and provide our services. Our computer networks and the networks of certain of our vendors that hold and manage confidential information on our behalf may be vulnerable to unauthorized access, employee theft or misuse, computer hackers, computer viruses and other security threats. Confidential information may also inadvertently become available to third parties when we integrate systems or migrate data to our servers following an acquisition of a school or in connection with periodic hardware or software upgrades. Due to the sensitive nature of the personal information stored on our servers, our networks may be targeted by hackers seeking to access this data. A user who circumvents security measures could misappropriate sensitive information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of privacy for current or prospective students or employees. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and could restrict our use of personal information, and a violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines against us or lawsuits brought against us. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. A major breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors, or a violation of laws or regulations relating to the same, could have a material adverse effect on our reputation, result in lawsuits and could result in further regulation and oversight by federal and state authorities and increased costs of compliance.

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

        Our success depends in part on our ability to protect our proprietary rights. We rely on a combination of copyrights, patents, trademarks, service marks, trade secrets, domain names and agreements to protect our proprietary rights. We rely on service mark and trademark protection in the United States and select foreign jurisdictions to protect our rights to the marks "Ashford," "Ashford University," "Bridgepoint," "Classline" and "Smart Track" as well as distinctive logos and other marks associated with our services. We have also applied for patent protection in the United States for our Constellation technology. We rely on agreements under which we obtain rights to use course content developed by faculty members and other third-party content experts. We cannot assure you that these measures will be adequate, that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States or select foreign jurisdictions or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our curricula, online resource material and other content. Our management's attention may be diverted by these attempts, and we may need to use funds in litigation to protect our proprietary rights against any infringement or violation.

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

        As of December 31, 2010, 18.6% of our students were affiliated with the military, some of whom are eligible to receive tuition assistance from the government, which they may use to pursue postsecondary degrees. If governmental tuition assistance programs to active duty members of the military are reduced or eliminated or if our relationships with any military base deteriorates, our enrollment could suffer. Additionally, we provide scholarships to students who are affiliated with the military. If we reduce or eliminate our scholarships, our enrollment by military personnel may suffer. In addition, if we increase our scholarships, our per student revenue from military affiliated personnel will decline.

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

        In September 2009, we entered into a license agreement with eCollege pursuant to which we agreed to license from eCollege an online learning platform for our students. The eCollege online learning platform provides an online learning management system which provides for the storage, management and delivery of course content. This platform also includes collaborative spaces for student communication and participation with other students and faculty as well as grade and attendance management for faculty and assessment capabilities to assist us in maintaining quality. We rely on eCollege for administrative support and hosting of the applicable systems. If eCollege ceases to operate or is unable or unwilling to continue to provide us with services or upgrades on a timely basis, we may have difficulty maintaining the software required for our online platform or updating it for future technological changes.

Our failure to comply with environmental laws and regulations governing our activities could result in financial penalties and other costs.

        We use hazardous materials at our ground campuses and generate small quantities of waste, such as used oil, antifreeze, paint, car batteries and laboratory materials. Additionally, we purchased real property nearby our Ashford University campus in Clinton, Iowa, for purposes of future campus expansion and student housing at which we have identified minor environmental issues. We are subject to a variety of environmental laws and regulations governing, among other things, the use, storage and disposal of solid and hazardous substances and waste and the clean-up of contamination at our facilities or off-site locations to which we send or have sent waste for disposal. If we do not maintain compliance with any of these laws and regulations, or are responsible for a spill or release of hazardous materials, we could incur significant costs for clean-up, damages and fines or penalties.

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

        In January 2010, we entered into a Credit Agreement (and related documents) with Comerica Bank, or Comerica, pursuant to which we may borrow up to $50 million pursuant to a revolving line of credit. To secure our obligations under the Credit Agreement (and related documents), we granted Comerica a first priority security interest in substantially all of our assets, including our real property. If an event of default occurs or if we otherwise fail to comply with any of the negative or affirmative covenants of the Credit Agreement (and related documents), Comerica may declare all of the obligations and indebtedness under the Credit Agreement (and related documents) due and payable. For more information about the Credit Agreement and related documents, see Note 7, "Notes Payable and Long-Term Debt," to our annual consolidated financial statements, which are included elsewhere in this report. In such a scenario, we may lose our right, title, and interest in the property that secures such obligations and indebtedness.

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

As a public company, we are subject to financial and other reporting and corporate governance requirements that can be difficult for us to satisfy and may divert management attention from our business.

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

        If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. At December 31, 2010, 52.8 million shares of our common stock were outstanding. Pursuant to Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

        In addition, as of December 31, 2010, there were 10.2 million shares underlying outstanding options and 0.3 million shares underlying outstanding warrants. All shares subject to outstanding options and warrants are eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements and Rule 144. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

        Subject to NYSE rules, our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares that may be issued to satisfy our obligations under our incentive plans or shares of our authorized but unissued preferred stock. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, likely would result in your interest in us being subject to the prior rights of holders of that preferred stock.

Our principal stockholder has significant influence over matters requiring stockholder approval and access to our management.

        As of December 31, 2010, Warburg Pincus beneficially owned 65.5% of our outstanding common stock. Warburg Pincus may exercise significant influence over the election of our directors, amendments to our certificate of incorporation and bylaws and other actions requiring the vote or consent of our stockholders, including mergers, going private transactions and other extraordinary transactions. The ownership position of Warburg Pincus may have the effect of delaying, deterring or preventing a change of control or a change in the composition of our board of directors.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Corporate headquarters.    Our corporate headquarters in San Diego, California, where we house certain enrollment services, student support services and corporate functions, occupy an aggregate of 323,000 square feet pursuant to leases that expire in 2017 and 2018. We occupy an additional 357,000 square feet at three locations in San Diego, under leases that expire between 2012 and 2020, which house additional enrollment services, student support services and corporate functions. We have also entered into a lease for 193,000 square feet of space in San Diego to be constructed and occupied in 2012. In February 2011, we entered into a lease for 151,000 rentable square feet in Denver, Colorado, which we expect to begin to occupy in August 2011; such space will be used for administrative offices, meeting rooms and online support services. Additionally, we occupy 36,700 square feet under a lease that expires in 2014 in Clinton, Iowa, to complement our California enrollment services and student services functions.

        Campus facilities.    We own campus facilities consisting of several academic, athletic, administrative, housing and student services buildings on an aggregate of over 160 acres over four sites in Clinton, Iowa, for Ashford University. We lease 39,000 square feet in Colorado Springs, Colorado, for the University of the Rockies campus under leases that expires between 2012 and 2015.

        We pledged as collateral to Comerica Bank the properties we own in Iowa as security for the performance of our obligations under the loan documents we signed in connection with our $50 million revolving line of credit with Comerica Bank. For more information regarding this line of credit, see

Note 7, "Notes Payable and Long-Term Debt," to our annual consolidated financial statements, which are included elsewhere in this report.

        We believe our existing facilities are suitable and adequate for current requirements and that additional space can be obtained on commercially reasonable terms to meet future requirements.

Item 3.    Legal Proceedings.

        From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.

        In January 2011, we received a copy of a complaint in a purported class action lawsuit naming us, Ashford University and University of the Rockies as defendants. The complaint was filed in the U.S. District Court for the Southern District of California on January 11, 2011, and is captioned, Scott Rosendahl and Veronica Clark v. Bridgepoint Education, Inc., Ashford University and University of the Rockies. The complaint generally alleges that we and the other defendants engaged in improper, fraudulent and illegal behavior in their efforts to recruit and retain students. We believe the lawsuit is without merit and intend to vigorously defend against it.

        In February 2011, Ashford University received from the Attorney General of the State of Iowa a Civil Investigative Demand and Notice of Intent to Proceed ("CID") relating to the Attorney General's investigation of whether certain of the university's business practices comply with Iowa consumer laws. The CID contains no specific allegations of wrongdoing. Pursuant to the CID, the Attorney General has requested documents and detailed information for the time period January 1, 2008 to present. Ashford University is evaluating the CID and intends to comply with the Attorney General's request.

        In February 2011, we received a copy of a complaint in a purported class action lawsuit naming us, Ashford University, LLC, and certain of our employees as defendants. The complaint was filed in the Superior Court of the State of California in San Diego on February 17, 2011, and is captioned Stevens v. Bridgepoint Education, Inc. The complaint generally alleges that the plaintiffs and similarly situated employees were improperly denied certain wage and hour protections under California law. We believe the lawsuit is without merit and intend to vigorously defend against it.

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

	High	Low
2009
Second Quarter (beginning April 15, 2009)	$17.15	$9.56
Third Quarter	$21.90	$14.90
Fourth Quarter	$17.95	$13.59
2010
First Quarter	$25.76	$14.17
Second Quarter	$27.50	$15.72
Third Quarter	$19.31	$12.75
Fourth Quarter	$19.67	$13.65

Holders of Record

        As of February 25, 2011, there were 16 holders of record of our common stock, including the Depository Trust Company, which holds shares on behalf of an indeterminate number of beneficial owners.

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

        In connection with our $50 million revolving line of credit with Comerica Bank, or Comerica, (i) Comerica must approve dividend payments, stock redemptions and other specified cash expenditures exceeding an aggregate of $75.0 million per year, and (ii) we must at all times maintain on deposit with Comerica or its affiliates an amount equal to 25% of "budgeted cash," as specified in the loan documents related to the line of credit, for the month most recently ended. For more information regarding this line of credit, see Note 7, "Notes Payable and Long-Term Debt," to our annual consolidated financial statements, which are included elsewhere in this report.

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities

        None within the fourth quarter of 2010.

Performance Graph

        The following graph compares the cumulative 20 month total return provided stockholders on Bridgepoint Education Inc.'s common stock relative to the cumulative total returns of the Russell 3000 index, and a customized peer group of four companies that includes: American Public Education, Inc., Capella Education Company, Grand Canyon Education, Inc. and Strayer Education, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on April 15, 2009, and its relative performance is tracked through December 31, 2010.

COMPARISON OF 20 MONTH CUMULATIVE TOTAL RETURN*
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

Item 6.    Selected Consolidated Financial Data.

        You should read the following selected consolidated financial and other data in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our audited consolidated financial statements, which are included elsewhere in this report. The consolidated statement of income data, consolidated balance sheet data, and consolidated other data set forth below as of December 31, 2010, 2009, 2008, 2007 and 2006 and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods. We declared no cash dividends during the periods presented.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Revenue	$713,233	$454,324	$218,290	$85,709	$28,619
Costs and expenses:
Instructional costs and services(1)	187,399	120,089	62,822	29,837	12,510
Marketing and promotional(2)	211,550	145,721	81,036	35,997	12,214
General and administrative(3)	97,863	106,784	41,012	15,892	8,704

Total costs and expenses	496,812	372,594	184,870	81,726	33,428

Operating income (loss)	216,421	81,730	33,420	3,983	(4,809)
Interest income	(1,568)	(789)	(322)	(12)	(10)
Interest expense	210	279	240	544	351

Income (loss) before income taxes	217,779	82,240	33,502	3,451	(5,150)
Income tax expense	90,199	35,135	7,071	164	—

Net income (loss)	127,580	47,105	26,431	3,287	(5,150)
Accretion of preferred dividends(4)	—	645	2,006	1,856	1,718

Net income available (loss attributable) to common stockholders	$127,580	$46,460	$24,425	$1,431	$(6,868)

Earnings (loss) per common share(5):
Basic	$2.37	$0.85	$0.38	$0.01	$(2.15)
Diluted	$2.14	$0.74	$0.16	$0.01	$(2.15)
Shares used in computing earnings (loss) per common share(5):
Basic	53,724	39,349	3,335	3,311	3,197
Diluted	59,631	45,181	7,757	4,446	3,197

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$299,129	$170,550	$56,483	$7,351	$54
Total assets	471,225	295,231	129,246	39,057	17,091
Total indebtedness (including short-term indebtedness)	—	635	684	5,673	4,193
Redeemable convertible preferred stock	—	—	27,062	25,056	23,200
Total stockholders' equity (deficit)	238,241	134,609	6,109	(20,143)	(21,692)

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except enrollment data)
Consolidated Other Data:
Capital expenditures	$26,568	$24,249	$15,884	$3,571	$1,381
Depreciation and amortization	8,565	5,890	2,452	1,236	735
Cash flows provided by (used in):
Operating activities	189,949	131,727	70,748	10,367	(1,082)
Investing activities	(94,472)	(70,030)	(16,550)	(2,936)	(1,373)
Financing activities	(32,521)	7,382	(5,066)	(134)	346
Period end enrollment (unaudited)(6):
Online	77,033	53,048	30,921	12,104	4,111
Campus-based	859	640	637	519	360

Total	77,892	53,688	31,558	12,623	4,471

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

(3)
In the first quarter of 2009, we recorded $11.1 million related to the settlement of a stockholder claim (of which $10.6 million was non-cash). See Note 19, "Stockholder Dispute," to our annual consolidated financial statements, which are included elsewhere in this report. In the second quarter of 2009, we recorded a non-cash expense of $23.3 million related to the general and administrative portion of the acceleration of exit options which occurred in connection with our initial public offering. See Note 11, "Stock-Based Compensation," to our annual consolidated financial statements, which are included elsewhere in this report. In the fourth quarter of 2008, we recorded stock-based compensation expense of $1.6 million related to the modification of a stock award held by a director. See Note 16, "Related Party Transactions—Director Agreement," to our annual consolidated financial statements, which are included elsewhere in this report.

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

(6)
We define enrollments as the number of active students on the last day of the financial reporting period. A student is considered an active student if he or she has attended a class within the prior 30 days unless the student has graduated or has provided us with notice of withdrawal.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with our consolidated financial statements, which are included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management's expectations. See Part I, Item 1A, "Risk Factors," and Special Note Regarding Forward-Looking Statements at the beginning of this report.

Overview

        We are a provider of postsecondary education services. Our regionally accredited academic institutions offer associate's, bachelor's, master's and doctoral programs in the disciplines of business, education, psychology, social sciences and health sciences. Our institutions deliver programs online as well as at their traditional campuses located in Clinton, Iowa and Colorado Springs, Colorado. As of December 31, 2010, our institutions offered approximately 1,345 courses, 71 degree programs and 134 specializations. For more information on our business, see "Business—Overview" in Part I, Item 1 of this report.

Key operating data

        In evaluating our operating performance, our management focuses in large part on (i) revenue, (ii) operating income and (iii) period end enrollment at our academic institutions (online and campus-based). The following table, which you should read in conjunction with our annual consolidated financial statements, which are contained elsewhere in this report, presents our key operating data for the years ended December 31, 2010, 2009 and 2008 (in thousands, except for enrollment data):

	Year Ended December 31,
	2010	2009	2008
Consolidated Statement of Income Data:
Revenue	$713,233	$454,324	$218,290
Operating Income(1)	$216,421	$81,730	$33,420
Consolidated Other Data:
Period end enrollment (unaudited)(2)
Online	77,033	53,048	30,921
Campus	859	640	637

Total	77,892	53,688	31,558

(1)
In 2009, we recorded $30.4 million related to the acceleration of certain exit options and $11.1 million related to the settlement of a stockholder claim (of which $10.6 million was non-cash). See "Factors Affecting Comparability" below.

(2)
We define enrollments as the number of active students on the last day of the financial reporting period. A student is considered an active student if he or she has attended a class within the prior 30 days unless the student has graduated or has provided us with notice of withdrawal.

Key historical trends in results of operations

        We have experienced significant growth in enrollments, revenue and operating income, as well as improvement in liquidity since our acquisition of Ashford University in March 2005. We believe our enrollment and revenue growth has been driven primarily by (i) our significant investment in enrollment advisors and online advertising which commenced immediately upon our acquisition of

Ashford University and (ii) students' acceptance of our value proposition. Our significant growth in operating income is primarily a result of leveraging our fixed costs with increased revenue.

        The growth that we experienced from the launch of Ashford University's first online program in 2005 continued throughout 2010. In 2010, enrollment grew from 53,688 at December 31, 2009, to 77,892 at December 31, 2010, an increase of 45%. During 2010, we had new student starts of approximately 82,000. In the last five years including 2010, enrollment growth had a compound annual growth rate of 136%. While it would be difficult to maintain such a large growth rate, we expect to continue to grow in the next five years. We believe that our dynamic structure allows us to expand our student base as needed, while maintaining the same high quality education for all our students. Our revenue has experienced similar growth rates between 2005 and 2010, with a compound annual growth rate of 146%.

        We have significantly expanded our operations due to our continued growth since our launch. In 2010, we entered into leases for space in three buildings with an aggregate of 300,000 additional square feet. Additionally, we expanded our Ashford University campus by constructing a new stadium on a portion of the land acquired in December 2009. We also purchased a building to be used as student housing to allow for additional students on the Ashford University campus.

Launch of Constellation

        In May 2010, we launched Constellation, an innovative suite of interactive educational materials that will increase both the educational quality and affordability of an education for online students at its Ashford University. Constellation's Web-based course materials include both text and multimedia assets developed in cooperation with subject matter experts from across the country, as well as Ashford University faculty. Constellation materials replace third-party textbooks, which have typically cost online students $150 per course. With Constellation, the cost is cut in half to $75. During 2010, we introduced eight courses, and plan to include core courses in approximately 80 percent of degree programs over the next three years. Revenue generated from Constellation was immaterial in 2010, representing less than one percent of revenue.

Liquidity and capital resources and anticipated capital expenditures

        We financed our operating activities and capital expenditures during 2010 and 2009 primarily through cash provided by operating activities. At December 31, 2010, we had cash, cash equivalents and marketable securities totaling $299.1 million and no long term debt. Based on our current level of operations and anticipated growth in enrollments, we believe that our cash flow from operating activities, our existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. For the year ending December 31, 2011, we expect capital expenditures to be approximately $52.0 million.

        On July 30, 2010, our board of directors authorized the repurchase of up to $60.0 million of our outstanding shares of common stock over the following 12 months. During the year ended December 31, 2010, we repurchased 3.0 million shares at a weighted average cost of $14.05 per share, for a total purchase price of $42.2 million. Approximately $17.8 million remains authorized and available under the repurchase program. As a result of the shares repurchased, diluted earnings per share increased $0.04, or 1.9%, as a result of the fewer shares outstanding.

Anticipated future trends in results of operations

        In recent years, we have seen student enrollments and revenue continue to increase despite difficult general economic conditions. We have not seen any unfavorable impact from the fluctuation in general economic conditions on our liquidity, capital resources or results of operations. While we cannot guarantee that these trends will continue, we believe that the performance of our company has been resilient in the current economic environment due to (i) the continued availability of Title IV funds to finance student tuition payments, (ii) increased demand for postsecondary education resulting from a deteriorating labor market and (iii) efficiencies in advertising costs. To meet the challenges of the current economy, we plan to continue to invest significantly in enrollment advisors and online and other advertising, which we expect will result in our total student enrollment and operating income continuing to grow, though perhaps not at the same rate as in the past, particularly given the larger size of our enrollment base and the changing regulatory environment, including any future changes in regulation over areas such as incentive compensation or gainful employment. For more information on recent regulatory changes, see "Regulation—Department Regulation of Title IV Programs" in Part I, Item 1 of this report and "Risk Factors" in Part I, Item 1A of this report. As other institutions have disclosed, and as our pilot programs with revised compensation structures have indicated, we expect that our enrollment advisors' new enrollment productivity will decline as a result of the changes in compensation methodology and that the majority of the impact will be realized in the second half of 2011.

Recent Developments

        On March 1, 2011, we received correspondence from the U.S. Senate Committee on Health, Education, Labor and Pensions inviting our CEO and President to testify at a hearing scheduled for March 10, 2011, regarding Bridgepoint Education, Inc. and Ashford University.

Key Financial Metrics

Revenue

        Revenue consists principally of tuition, technology fees and other miscellaneous fees and is shown net of scholarships and refunds. Factors affecting our revenue include: (i) the number of students who enroll and who remain enrolled in our courses; (ii) our degree and program mix; (iii) changes in our tuition rates; and (iv) the amount of the scholarships that we offer. Tuition is reduced by the amount of scholarships we award to our students.

Enrollments

        We define enrollments as the number of active students on the last day of the financial reporting period. A student is considered an active student if he or she has attended a class within the prior 30 days unless the student has graduated or has provided us with a notice of withdrawal. Enrollments are a function of the number of continuing students at the beginning of each period and new enrollments during the period, which are offset by students who either graduated or withdrew during the period. Our online courses are typically five or six weeks in length and have weekly start dates through the year, with the exception of a two week break during the holiday period in late December and early January. Our campus-based courses have one start per term, with two to five terms per year.

Costs and expenses

        Instructional costs and services.    Instructional costs and services consist primarily of costs related to the administration and delivery of our educational programs. This expense category includes compensation for campus-based faculty and administrative personnel, costs associated with online faculty, curriculum and new program development costs, bad debt expense, financial aid processing costs, technology license costs and costs associated with other support groups that provide service directly to the students. Instructional costs and services also include an allocation of facility and depreciation costs.

        Marketing and promotional.    Marketing and promotional expenses include compensation of personnel engaged in marketing and recruitment, as well as costs associated with purchasing leads and producing marketing materials. Our marketing and promotional expenses are generally affected by the cost of advertising media and leads, the efficiency of our marketing and recruiting efforts, salaries and benefits for our enrollment personnel and expenditures on advertising initiatives for new and existing academic programs. Advertising costs, consisting primarily of marketing leads, are expensed as incurred or the first time the advertising takes place. We also incur immediate expenses in connection with new enrollment advisors while these individuals undergo training. Enrollment advisors typically do not achieve anticipated full productivity until four to six months after their dates of hire. Marketing and promotional costs also include an allocation of facility and depreciation costs.

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

        Interest income.    Interest income consists primarily of interest earned on investments.

        Interest expense.    Interest expense consists primarily of interest charges on our line of credit and related fees.

Factors Affecting Comparability

        We believe the following factors have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Stock-based compensation

        The amount of stock-based compensation recognized in our consolidated statements of income has fluctuated year over year, primarily due to (i) the increase in fair market value of our common stock since 2007, which has resulted in higher grant date fair values for our option awards under the Black-Scholes option pricing model, (ii) the modification of certain stock options in March 2009, as discussed below, and (iii) an increase in the number of stock options granted since becoming a public company.

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

        The compensation expense that was recorded for the exit options during the second quarter of 2009 was $30.4 million. Such compensation expense was allocated to the expense category in which the optionee's regular compensation is recorded.

Settlement of stockholder dispute

        In February 2009, certain holders of common stock and warrants to purchase common stock asserted various claims against us, our directors and officers and Warburg Pincus regarding amendments to our certificate of incorporation made in connection with financings in 2005 and certain stock options we granted to our employees. The claimants represented 90% of the holders of common stock and 59% of the shares of common stock subject to warrants outstanding, in each case as of July 27, 2005. In March 2009, we reached a settlement with the claimants regarding these claims and recorded a total expense of $11.1 million related to the settlement during the three months ended

March 31, 2009. After settling with the claimants, we notified the other holders of common stock and other holders of warrants to purchase shares of common stock, in each case as of July 27, 2005, regarding these claims, the settlement terms and their ability to participate in the settlement. In April 2009, we reached settlement with all of them.

Public company expenses

        As a public company, we are obligated to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Exchange Act. We are required to ensure that we have the ability to prepare financial statements that comply with SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the listing standards of the NYSE and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. In addition, we have hired additional personnel and expand our administrative functions to become compliant, and maintain compliance, with the regulatory obligations of being a public company.

Seasonality

        Although not apparent in our results of operations due to our growth rate, our operations are generally subject to seasonal trends. As our growth rate declines, we expect to experience seasonal fluctuations in results of operations as a result of changes in the level of student enrollment. While we enroll students throughout the year, our fourth quarter revenue generally is lower than other quarters due to the holiday break in December. We generally experience a seasonal increase in new enrollments in August and September of each year when most other colleges and universities begin their fall semesters.

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

Revenue recognition

        The majority of our revenue comes from tuition revenue and is shown net of scholarships and refunds. Tuition revenue is recognized on a straight-line basis over the applicable period of instruction. Our online students generally enroll in a program that encompasses a series of five- to six-week courses that are taken consecutively over the length of the program. Students are billed on a course-by-course basis when first attending a class. Our traditional campus-based students enroll in a program that encompasses a series of nine-week or 16-week courses. These students are billed at the beginning of each term.

        Deferred revenue and student deposits represents tuition, fees and other student payments and unpaid amounts due less amounts recognized as revenue. We recognize an account receivable and corresponding deferred revenue for the full amount of course tuition when a student first attends class. Payments that are received either directly from the student or from the student's source of funding that exceed amounts billed are recognized as student deposits.

        If a student withdraws from a program prior to certain dates, the student is entitled to a refund of certain portions of tuition, depending on the date the student last attended a class. If an online student drops a class and the student's last date of attendance was in the first week of class, the student receives a full refund of the tuition for that class. If an online student drops a class and the last date of attendance was in the second week of the class, the student receives a refund of 50% of the tuition for that class. If an online student drops a class and the student's last date of attendance was after the second week of the class, the student is not entitled to a refund. We monitor student attendance in online courses through activity in the online program associated with that course. After two weeks have passed without attendance in a class by the student, the student is presumed to have dropped the course as of the last date of attendance, and the student's tuition is automatically refunded to the extent the student is entitled to a refund based on the refund policy above. We estimate expected refunds based on historical refund rates and record a provision to reduce revenue for the amount that is expected to be refunded. Refunds issued by us for services that have been provided in a prior period have not historically been material. Future changes in the rate of student withdrawals may result in a change to expected refunds and would be accounted for prospectively as a change in estimate.

        We also recognize revenue from technology fees that are one-time start up fees charged to each new online student, other than military and scholarship students and students affiliated with certain corporate reimbursement programs. Technology fee revenue is recognized ratably over the average expected term of a student. The average expected term of the student is estimated each quarter based upon historical student duration of attendance and qualitative factors as deemed necessary.

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

        We are required to file income tax returns in the United States and in various state income tax jurisdictions. The preparation of these income tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by us. The income tax returns, however, are subject to audits by the various federal and state taxing authorities. As part of these reviews, the taxing authorities may disagree with our tax positions. The ultimate resolution of these tax positions is often uncertain until the audit is complete and any disagreements are resolved. We therefore record an amount for our estimate of the additional tax liability, including interest and penalties, for any uncertain tax positions taken or expected to be taken in an income tax return. We review and update the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits and expiration of statutes of limitations. We record interest and penalties related to income tax matters in income tax expense.

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

        Our computation of expected term was calculated using the simplified method. The risk-free interest rate is based on the United States Treasury yield of those maturities that are consistent with the expected term of the stock option in effect on the grant date of the award. Dividend rates are based upon historical dividend trends and expected future dividends. As we have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future, a zero dividend rate is assumed in our calculation. Because our stock has not been publicly traded for a significant period of time and we had no substantial historical data on the volatility of our stock as of December 31, 2010, our expected volatility is estimated by analyzing the historical volatility of comparable public companies, which we refer to as guideline companies. In evaluating the comparability of the guideline companies, we consider factors such as industry, stage of life cycle, size and financial leverage.

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

Results of Operations

        The following table sets forth our consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Instructional cost and services	26.3	26.4	28.8
Marketing and promotional	29.7	32.1	37.1
General and administrative	13.7	23.5	18.8

Total costs and expenses	69.7	82.0	84.7

Operating income	30.3	18.0	15.3
Interest income	(0.2)	(0.2)	(0.1)
Interest expense	0.0	0.1	0.1

Income before income taxes	30.5	18.1	15.3
Income tax expense	12.6	7.7	3.2

Net income	17.9%	10.4%	12.1%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        Revenue.    Our revenue for 2010 was $713.2 million, an increase of $258.9 million, or 57.0%, as compared to $454.3 million for 2009. Our revenue growth was primarily attributed to enrollment growth. Student enrollment at our academic institutions as of December 31, 2010, was 77,892, an increase of 24,204, or 45.1%, compared to 53,688 as of December 31, 2009. Enrollment growth is driven by various factors including prospective students' acceptance of our value proposition, the quality of lead generation efforts, the number of enrollment advisors and our ability to retain existing students. In addition to the increase in student enrollment, the revenue increase was also positively impacted by the 5% tuition increase effective April 1, 2010 and the decision on April 1, 2009, to move to a single credit hour price for all undergraduate students at Ashford University. The tuition increase and the move to a single credit hour price accounted for approximately 11.0% and 4.8%, respectively, of the revenue increase between periods. Revenue increases were partially offset by an increase in institutional scholarships of $37.4 million between 2010 and 2009. We earned technology fees of $50.5 million for 2010, representing 7.1% of total revenue during the period, compared to technology fees of $34.7 million for 2009, representing 7.6% of total revenue during that period. We increased the technology fee from $990 to $1,290, for degree-seeking online students at Ashford University and University of the Rockies starting on or after August 3, 2010, which fee increase accounted for $5.3 million, or 2.0%, of the revenue increase between periods.

        Instructional costs and services.    Our instructional costs and services for 2010 were $187.4 million, an increase of $67.3 million, or 56.1%, as compared to $120.1 million for 2009. This increase was primarily due to additional costs necessary to support the increased student enrollment. The primary increases were bad debt expense of $16.4 million, instructor fees of $16.1 million, direct wages of $12.8 million, financial aid processing of $6.5 million, license fees of $6.4 million, facilities costs of $3.9 million and employee benefits of $3.3 million. Instructional costs and services decreased, as a percentage of revenue, to 26.3% for 2010, as compared to 26.4% for 2009. The decrease of 0.1% as a percentage of revenue included relative decreases in direct wages and stock-based compensation of 0.6% and 0.5%, respectively. The decrease in direct wages was due to efficiencies gained in the areas of academic management, financial aid support and student services that came with a larger student base.

The decrease in stock-based compensation was primarily due to the $2.1 million related to the exit options charge taken in 2009. The decreases were partially offset by relative increases in license fees and bad debt expense of 0.5% each. The increase in license fees was due to the change in online providers between 2009 and 2010. The increase in bad debt expense from 5.1% in 2009 to 5.6% in 2010 was due to general economic conditions.

        Marketing and promotional.    Our marketing and promotional expenses for 2010 were $211.6 million, an increase of $65.9 million, or 45.2%, as compared to $145.7 million for 2009. The increase was primarily due to the growth of our enrollment advisor workforce, as well as costs incurred to purchase additional leads. We expanded our enrollment advisor force by 444, or 37.8%, during the year. The factors contributing to the overall increase between periods were increases in selling compensation of $29.9 million, advertising of $16.2 million, facilities costs of $8.3 million, employee benefits of $6.8 million and other advertising of $5.7 million. The increase in selling compensation and advertising spending is expected to continue as we grow our enrollment advisor workforce and increase our lead generation efforts to support those advisors. Our marketing and promotional expenses, as a percentage of revenue, decreased to 29.7% for 2010 from 32.1% for 2009. The decrease of 2.4% as a percentage of revenue included relative decreases in stock-based compensation, advertising and selling compensation of 1.1%, 0.9% and 0.8%, respectively. The decrease in stock-based compensation was primarily due to the $5.0 million related to the exit options charge taken in 2009. The decrease in advertising and selling compensation was due to efficiencies gained by improvements to our variable cost structure. The decreases were partially offset by a relative increase in other advertising of 0.7%. The increase in other advertising was due to increased corporate branding initiatives.

        General and administrative.    Our general and administrative expenses for 2010 were $97.9 million, a decrease of $8.9 million, or 8.4%, as compared to $106.8 million for 2009. The decrease was primarily due to the $23.3 million related to the exit options charge and the $11.1 million related to the stockholder settlement charge taken in 2009. The decreases were partially offset by increases in administrative labor of $11.0 million, facilities costs of $2.9 million, legal and consulting fees of $2.3 million, bank fees of $1.8 million and outside services of $1.7 million. Our general and administrative expenses, as a percentage of revenue, decreased to 13.7% for 2010 from 23.5% for 2009. The 9.8% decrease as a percentage of revenue was primarily due to the relative decreases related to the aforementioned exit option and stockholder settlement charges of 5.2% and 2.4%, respectively.

        Interest income.    Our interest income for 2010 was $1.6 million, an increase of $0.8 million as compared to $0.8 million for 2009, as a result of increased levels of cash and cash equivalents.

        Interest expense.    Our interest expense for 2010 was $0.2 million, a slight decrease of $0.1 million as compared to $0.3 million for 2009.

        Income tax expense.    Income tax expense for 2010 was $90.2 million, an increase of $55.1 million from $35.1 million for 2009, at effective tax rates of 41.4% and 42.7% for 2010 and 2009, respectively. The decrease in our effective tax rate in 2010 as compared to 2009 was primarily due to a decrease of the effect of our permanent differences and uncertain tax positions on a larger revenue base. The decrease of these items was partially offset by an increase in our blended state tax rate due to our increased state footprint.

        Net income.    Our net income for 2010 was $127.6 million, an increase of $80.5 million, as compared to net income of $47.1 million for 2009, due to the factors discussed above.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        Revenue.    Our revenue for 2009 was $454.3 million, an increase of $236.0 million, or 108.1%, as compared to $218.3 million for 2008. Our revenue growth was primarily attributed to enrollment growth. Student enrollment at our academic institutions as of December 31, 2009, was 53,688, an increase of 22,130, or 70.1%, compared to 31,558 as of December 31, 2008. Enrollment growth is driven by various factors including prospective students' acceptance of our value proposition, the quality of lead generation efforts, the number of enrollment advisors and our ability to retain existing students. In addition to the increase in student enrollment, the revenue increase was also positively impacted by the 5% tuition increase effective April 1, 2009 and the decision to move to a single credit hour price for all undergraduate students at Ashford University. The tuition increase and the move to a single credit hour price accounted for approximately 6.3% and 11.8%, respectively, of the revenue increase between periods. These increases were partially offset by an increase in institutional scholarships of $28.1 million.

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

        Marketing and promotional.    Our marketing and promotional expenses for 2009 were $145.7 million, an increase of $64.7 million, or 79.8%, as compared to $81.0 million for 2008. The increase was primarily due to (i) increased marketing labor costs of $33.5 million, (ii) increased advertising of $12.2 million, (iii) increased facilities costs of $10.3 million, (iv) increased stock-based compensation of $6.5 million (of which $5.0 million related to the exit options charge taken in the second quarter of 2009), and (v) other selling and marketing costs of $2.2 million. The increase in selling compensation and advertising spending is expected to continue as we grow our enrollment advisor base and increase our lead generation efforts to support those advisors. Our marketing and promotional expenses, as a percentage of revenue, decreased to 32.1% for 2009 from 37.1% for 2008. The decrease is primarily due to efficiencies gained by improvements to our variable cost structure specifically related to marketing wages and advertising.

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

Liquidity and Capital Resources

Liquidity

        We financed our operating activities and capital expenditures during the years ended December 31, 2010, and 2009 primarily through cash provided by operating activities. Our cash and cash equivalents were $188.5 million at December 31, 2010 and $125.6 million at December 31, 2009. Our restricted cash was $25,000 at both December 31, 2010, and December 31, 2009. At December 31, 2010 and 2009, we had marketable securities of $110.6 million and $45.0 million, respectively.

        We manage our excess cash pursuant to the quantitative and qualitative operational guidelines of our cash investment policy. Our cash investment policy, which is managed by our investment manager, has the following primary objectives (in order of priority): preserving principal, meeting our liquidity needs, minimizing market and credit risk, and providing returns. Under the policy's guidelines, we invest our excess cash exclusively in high-quality, U.S. dollar-denominated financial instruments. For a discussion of the measures we use to mitigate the exposure of our cash investments to market risk, credit risk and interest rate risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

Available borrowing facilities

        On January 29, 2010, we entered into a $50 million revolving line of credit with Comerica Bank, or Comerica, pursuant to a Credit Agreement, Revolving Credit Note and Security Agreement, which agreements, as amended to date, we collectively refer to as the Loan Documents. For more information about the Loan Documents, see Note 7, "Notes Payable and Long-Term Debt," to our annual consolidated financial statements, which are included elsewhere in this report. The initial proceeds under the Loan Documents were used, in part, to refinance the outstanding letters of credit under the existing Credit Agreement between us and Comerica, which we refer to as the Prior Agreement. Upon the effectiveness of the Loan Documents, the Prior Agreement was terminated, except that letters of credit outstanding under the Prior Agreement were deemed to be letters of credit issued under the Loan Documents.

        As of December 31, 2010, we used the availability under the revolving credit facility to issue letters of credit aggregating $2.4 million. We were in compliance with all financial covenants in the Loan Documents and had no borrowings outstanding under the revolving credit facility as of December 31, 2010.

        As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of December 31, 2010, the total available surety bond facility was $5.0 million and we had issued surety bonds totaling $1.3 million under such facility.

Share repurchase

        On July 30, 2010, our board of directors authorized the repurchase of up to $60.0 million of our outstanding shares of common stock over the following 12 months. Under the share repurchase program, which was announced on August 3, 2010, we may purchase shares from time to time in the open market, through block trades or otherwise.

        During the year ended December 31, 2010, we repurchased 3.0 million shares at a weighted average cost of $14.05 per share, for a total purchase price of $42.2 million. Approximately $17.8 million remains authorized and available under the repurchase program.

Title IV funding

        Our academic institutions derived the substantial majority of their respective revenues from various federal student financial assistance programs under Title IV of the Higher Education Act of 1965. For the years ended December 31, 2010, 2009 and 2008, Ashford University derived 85.0%, 85.5% and 86.8%, respectively, and the University of the Rockies derived 85.9%, 84.6% and 80.8%, respectively, of their respective revenue (calculated on a cash basis in accordance with applicable statutory provisions and Department regulations) from Title IV funds. Our institutions are subject to significant regulatory scrutiny on the basis of numerous standards that the institutions must satisfy in order to participate in Title IV programs. For more information regarding Title IV programs and the regulation thereof, see "Regulation—Department Regulation of Title IV Programs" in Part I, Item 1 of this report. The balance of revenues derived by our institutions is from military and government reimbursement, cash pay and corporate reimbursement, private loans and the internal loan program at the University of the Rockies. For more information regarding these student financing options, see "Business—Student Financing" in Part I, Item 1 of this report.

        If we were ineligible to receive Title IV funding, our liquidity would be significantly impacted. The timing of disbursements under Title IV programs is based on federal regulations and our ability to successfully and timely arrange financial aid for our students. Title IV funds are generally provided in multiple disbursements before we earn a significant portion of tuition and fees and incur related expenses over the period of instruction. Students must apply for new loans and grants each academic year. These factors, together with the timing of our students beginning their programs, affect our operating cash flow.

Financial responsibility

        In the third quarter of 2010, consistent with our internal calculations, the Department notified us that Ashford University received a composite score of 2.9 for the fiscal year ended December 31, 2009, and that the University of the Rockies received a composite score of 1.8 for the fiscal year ended December 31, 2009, in each case satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. For more information, see "Regulation—Department Regulation of Title IV Programs—Financial responsibility" in Part I, Item 1 of this report.

        We expect the composite scores for Ashford University and the University of the Rockies both to be 3.0 for the year ended December 31, 2010. However, this is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2010.

Internal loan program

        In October 2009, we implemented a program for the University of the Rockies pursuant to which the institution provides direct loans to students. The total number of students receiving these loans during 2010 and 2009 was 179 and 86, respectively. The total amount of financing provided during 2010 and 2009 was $2.6 million and $1.2 million. We have no current plans to implement a similar program for Ashford University.

Operating activities

        Net cash provided by operating activities for the year ended December 31, 2010, was $189.9 million, compared to $131.7 million for the prior year. The increase of $58.2 million was primarily due to an increase in net income of $80.5 million between periods, which reflects that net income for 2009 included non-cash charges related to the acceleration of exit options of $30.4 million and the settlement of a stockholder claim of $11.1 million (of which $10.6 million was non-cash).

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

Investing activities

        Net cash used in investing activities was $94.5 million, $70.0 million and $16.6 million for 2010, 2009 and 2008, respectively. Our cash used in investing activities is primarily related to the purchases of property and equipment and leasehold improvements and marketable securities. A majority of our historical capital expenditures are related to the establishment of our initial infrastructure to support our online operations and to improve our ground campus. Capital expenditures were $26.6 million, $24.2 million and $15.9 million for 2010, 2009 and 2008, respectively. For the year ending December 31, 2011, we expect capital expenditures to be approximately $52.0 million.

        During 2010, we purchased $111.7 million of marketable securities and there were maturities of $45.0 million.

Financing activities

        Net cash provided by (used in) financing activities was $(32.5) million, $7.4 million and $(5.1) million for 2010, 2009 and 2008, respectively. During 2010, net cash used in financing activities was primarily related to our stock repurchase of approximately 3.0 million shares at a weighted average cost of $14.05 per share, for a total of $42.2 million. This was partially offset by an excess tax benefit of option exercises of $7.0 million as well as proceeds from the exercises of stock options and warrants of $2.2 million.

        We may utilize commercial financing and lines of credit for the purpose of expansion of our online business infrastructure and to expand and improve our ground campuses in Clinton, Iowa, and Colorado Springs, Colorado. Based on our current level of operations and anticipated growth in enrollments, we believe that our cash flow from operations, existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.

Significant Cash and Contractual Obligations

        The following table sets forth, as of December 31, 2010, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
	Total	2011 - 2012	2013 - 2014	2015	Thereafter
	(In thousands)
Operating lease obligations	$329,653	$50,302	$69,122	$35,596	$174,633
Other contractual obligations	23,117	12,308	10,749	60	—
Uncertain tax positions	8,503	8,503	—	—	—

Total	$361,273	$71,113	$79,871	$35,656	$174,633

        In February 2011, we entered into a lease for 151,000 rentable square feet of office space in Denver, Colorado. We intend to use the new space primarily for administrative offices, meeting rooms and online support services. The initial term of the lease is 10 years and is estimated to commence in August 2011. The monthly base rent over the initial term of the lease increases from $0.4 million during the first year to $0.5 million during the tenth year. The total amount of base rent payments over the initial term of the lease is $43.4 million; such payments are excluded from the table above.

Off-Balance Sheet Arrangements

        At December 31, 2010, the company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. See the table above for the company's contractual obligations for detailed information about the company's financial commitments.

Segment Information

        We operate in one reportable segment as a single educational delivery operation using a core infrastructure that serves the curriculum and educational delivery needs of both our campus-based and online students regardless of geography. Our chief operating decision maker, our CEO and President, manages our operations as a whole, and no expense or operating income information is evaluated by our chief operating decision maker on any component level.

Recent Accounting Pronouncements

        In October 2009, the FASB issued Accounting Standards Update ("ASU") 2009-13, which amends ASC Topic 605, Revenue Recognition. This update changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. We do not believe that the adoption of ASU 2009-13 will have a material effect on our consolidated financial statements.

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

        In December 2010, the FASB issued ASU 2010-28, which amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The amendments in the update are effective for fiscal years beginning on or after December 15, 2010. We do not believe that the adoption of ASU 2010-28 will have a material impact on our consolidated financial statements.

        In December 2010, the FASB issued ASU 2010-29, which clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though any current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. We do not believe that the adoption of ASU 2010-29 will have a material impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Market and credit risk

        Pursuant to our cash investment policy, we attempt to mitigate the exposure of our cash and investments to market and credit risk by (i) diversifying concentration risk to ensure that we are not overly concentrated in a limited number of financial institutions, (ii) monitoring and managing the risks associated with the national banking and credit markets, (iii) investing in U.S. dollar-denominated assets and instruments only, (iv) diversifying account structures so that we maintain a decentralized account portfolio with numerous stable, highly-rated and liquid financial institutions and (v) ensuring that our investment procedures maintain a defined and specific scope such that we will not invest in higher-risk investment accounts, including long-term corporate bonds, financial swaps or derivative and corporate equities. Accordingly, under the guidelines of the policy, we invest our excess cash exclusively in high-quality, U.S. dollar-denominated financial instruments.

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

Interest rate risk

        To the extent we borrow funds under our lines of credit with Comerica, we would be subject to fluctuations in interest rates. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." As of December 31, 2010, we had no borrowings under the line of credit with Comerica.

        Our future investment income may fall short of expectations due to changes in interest rates. At December 31, 2010, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned from cash, cash equivalents or marketable securities.

Item 8.    Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BRIDGEPOINT EDUCATION, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bridgepoint Education, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Bridgepoint Education, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2010.) We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
San Diego, California
March 1, 2011

Bridgepoint Education, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$188,518	$125,562
Restricted cash	25	25
Marketable securities	90,611	44,988
Accounts receivable, net	58,415	43,232
Deferred income taxes	7,039	4,027
Prepaid expenses and other current assets	12,650	9,581

Total current assets	357,258	227,415
Property and equipment, net	66,542	47,362
Marketable securities	20,000	—
Goodwill and intangibles	4,123	3,201
Deferred income taxes	15,845	13,491
Other long term assets	7,457	3,762

Total assets	$471,225	$295,231

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,076	$2,870
Accrued liabilities	34,895	24,579
Deferred revenue and student deposits	173,576	121,752
Other current liabilities	—	172

Total current liabilities	213,547	149,373
Rent liability	10,910	6,896
Other long term liabilities	8,527	4,353

Total liabilities	232,984	160,622
Commitments and contingencies (see Note 18)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 authorized; zero shares issued and outstanding at December 31, 2010, and December 31, 2009	—	—
Common stock, $0.01 par value:
300,000 shares authorized, 55,801 issued and 52,799 outstanding at December 31, 2010; 54,266 shares issued and outstanding at December 31, 2009	558	543
Additional paid-in capital	101,463	83,233
Retained earnings	178,413	50,833
Treasury stock, 3,002 and zero shares at cost at December 31, 2010, and December 31, 2009, respectively	(42,193)	—

Total stockholders' equity	238,241	134,609

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$471,225	$295,231

The accompanying notes are an integral part of these consolidated financial statements.

Bridgepoint Education, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenue	$713,233	$454,324	$218,290
Costs and expenses:
Instructional costs and services	187,399	120,089	62,822
Marketing and promotional	211,550	145,721	81,036
General and administrative	97,863	106,784	41,012

Total costs and expenses	496,812	372,594	184,870

Operating income	216,421	81,730	33,420
Interest income	(1,568)	(789)	(322)
Interest expense	210	279	240

Income before income taxes	217,779	82,240	33,502
Income tax expense	90,199	35,135	7,071

Net income	127,580	47,105	26,431
Accretion of preferred dividends	—	645	2,006

Net income available to common stockholders	$127,580	$46,460	$24,425

Earnings per common share:
Basic	$2.37	$0.85	$0.38

Diluted	$2.14	$0.74	$0.16

Weighted average common shares outstanding used in computing earnings per common share:
Basic	53,724	39,349	3,335

Diluted	59,631	45,181	7,757

The accompanying notes are an integral part of these consolidated financial statements.

Bridgepoint Education, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

(In thousands)

	Series A Convertible Preferred Stock
			Common Stock			Retained Earnings/ (Accumulated Deficit)
					Additional Paid-in Capital		Treasury Stock
	Shares	Amount	Shares	Par Value				Total
Balance at December 31, 2007	19,778	$25,056	3,335	$33	$—	$(20,176)	$—	$(20,143)
Stock-based compensation	—	—	—	—	1,827	—	—	1,827
Accretion of preferred dividends	—	2,006	—	—	(124)	(1,882)	—	(2,006)
Net income	—	—	—	—	—	26,431		26,431

Balance at December 31, 2008	19,778	27,062	3,335	33	1,703	4,373	—	6,109

Stock-based compensation	—	—	—	—	35,943	—	—	35,943
Accretion of preferred dividends	—	645	—	—	—	(645)	—	(645)
Stockholder settlement	—	—	710	7	10,570	—	—	10,577
Preferred stock conversion	(19,778)	(27,707)	44,805	448	(448)	—	—	—
Exercise of options	—	—	948	10	334	—	—	344
Excess tax benefit of option exercises	—	—	—	—	5,454	—	—	5,454
Stock issued under employee stock purchase plan	—	—	42	1	615	—	—	616
Exercise of warrants	—	—	926	9	993	—	—	1,002
Stock issued in initial public offering, net of issuance costs of $8.6 million	—	—	3,500	35	28,069	—	—	28,104
Net Income	—	—	—	—	—	47,105	—	47,105

Balance at December 31, 2009	—	—	54,266	543	83,233	50,833	—	134,609

Stock-based compensation	—	—	—	—	7,939	—	—	7,939
Exercise of options	—	—	1,181	11	1,029	—	—	1,040
Excess tax benefit of option exercises	—	—	—	—	6,966	—	—	6,966
Stock issued under employee stock purchase plan	—	—	77	1	1,106	—	—	1,107
Exercise of warrants	—	—	277	3	1,190	—	—	1,193
Repurchase of common stock	—	—	—	—	—	—	(42,193)	(42,193)
Net Income	—	—	—	—	—	127,580	—	127,580

Balance at December 31, 2010	—	$—	55,801	$558	$101,463	$178,413	$(42,193)	$238,241

The accompanying notes are an integral part of these consolidated financial statements.

Bridgepoint Education, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$127,580	$47,105	$26,431
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	39,631	23,205	13,431
Depreciation and amortization	8,565	5,890	2,452
Amortization of premium/discount	663	(66)	—
Deferred income taxes	(5,366)	(12,418)	(5,658)
Stock-based compensation	7,939	35,943	1,827
Excess tax benefit of option exercises	(6,966)	(5,454)	—
Stockholder settlement (non-cash portion)	—	10,577	—
Loss on disposal of fixed assets	73	38	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(54,814)	(37,491)	(27,747)
Prepaid expenses and other current assets	(2,665)	(2,520)	(6,306)
Loans receivable	—	—	277
Other assets	(3,695)	(2,384)	(471)
Accounts payable and accrued liabilities	18,530	10,906	11,525
Deferred revenue and student deposits	51,824	54,327	50,608
U.S. governmental refundable loan funds	—	—	(221)
Other liabilities	4,038	2,917	2,206
Uncertain tax positions	4,612	1,152	2,394

Net cash provided by operating activities	189,949	131,727	70,748
Cash flows from investing activities
Capital expenditures	(26,568)	(24,249)	(15,884)
Purchases of marketable securities	(111,690)	(44,922)	—
Restricted cash	—	641	(666)
Business acquisition	—	(1,500)	—
Capitalized curriculum development costs	(1,214)	—	—
Maturities of marketable securities	45,000	—	—

Net cash used in investing activities	(94,472)	(70,030)	(16,550)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs of $8.6 million	—	28,104	—
Proceeds from the exercise of stock options	1,040	344	—
Excess tax benefit of option exercises	6,966	5,454	—
Proceeds from issuance of stock under employee stock purchase plan	1,107	616	—
Proceeds from exercise of warrants	1,193	1,002	—
Payments on leases payable	(634)	(197)	(175)
Payments on conversion of preferred stock	—	(27,707)	—
Repurchase of common stock	(42,193)	—	—
Payments on notes payable	—	(234)	(4,891)

Net cash (used in) provided by financing activities	(32,521)	7,382	(5,066)

Net increase in cash and cash equivalents	62,956	69,079	49,132
Cash and cash equivalents at beginning of period	125,562	56,483	7,351

Cash and cash equivalents at end of period	$188,518	$125,562	$56,483

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$57	$201	$240

Income taxes	$88,883	$38,457	$10,704

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment through capital lease obligations	$—	$381	$77

Non-cash purchases of property and equipment	$1,707	$749	$965

The accompanying notes are an integral part of these consolidated financial statements.

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements

1. Nature of Business

        Bridgepoint Education, Inc. (together with its subsidiaries, the "Company"), incorporated in 1999, is a provider of postsecondary education services. Its wholly-owned subsidiaries, Ashford University and the University of the Rockies, are regionally accredited academic institutions that offer associate's, bachelor's, master's and doctoral programs in the disciplines of business, education, psychology, social sciences and health sciences. These institutions deliver programs online, as well as at their traditional campuses located in Clinton, Iowa and Colorado Springs, Colorado.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of Bridgepoint Education, Inc. and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

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

Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company invests cash in excess of current operating requirements in short term certificates of deposit and money market accounts. The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

        The Company had $25,000 in restricted cash as of both December 31, 2010 and 2009. The amount at December 31, 2010 and 2009, related to a certificate of deposit pledged to the state of Washington for state licensure requirements.

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Marketable Securities

        As of December 31, 2010, the Company maintained $110.6 million in marketable securities which consisted of demand and corporate notes, corporate and municipal bonds, bonds funds and certificates of deposit. These securities are stated at fair market value using recently quoted market prices. The Company's investments are denominated in U.S. dollars, investment grade and highly liquid. The Company's investments are comprised of $90.6 million of short-term securities, with maturities of less than one year, and $20.0 million of long-term securities, with maturities of greater than one year, but less than three years.

        The Company has classified its marketable securities as available-for-sale and considers as current assets those investments which will mature or are likely to be sold in less than one year. At December 31, 2010, the fair value of the investments approximated the amortized cost.

        The Company regularly monitors and evaluates the realizable value of its marketable securities. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company would record a charge to other income (expense), net, in the consolidated statement of income.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable consists of student accounts receivable, which represent amounts due for tuition, technology fees and other fees from currently enrolled and former students. Students generally fund their education through grants and/or loans under various Title IV programs, tuition assistance from military and corporate employers or personal funds. Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is estimated by management based on (i) an assessment of individual accounts receivable over a specific aging and amount (and all other balances on a pooled basis based on historical collection experience), (ii) consideration of the nature of the receivable accounts and (iii) potential changes in the economic environment. The provision for bad debts is recorded within the instructional costs and services line in the consolidated statements of income.

Property and Equipment

        Property and equipment are recognized at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the related assets as follows:

Buildings	39 years
Furniture, office equipment and software	3 - 7 years
Vehicles	5 years

        Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation is removed and a gain or loss is recorded in the consolidated statements of income. Repairs and maintenance costs are expensed in the period incurred.

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Leases

        Leases are evaluated and classified as operating or capital leases. Leased property and equipment meeting certain criteria are capitalized, and the present value of the related lease payments is recognized as a liability on the consolidated balance sheets. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease or the life of the related asset, whichever is shorter.

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

Goodwill and Other Intangible Assets

        The Company tests goodwill and indefinite-lived intangible assets for impairment annually, in the fourth quarter of each fiscal year, or more frequently if events and circumstances warrant. The Company's assessment of goodwill during the fourth quarter of fiscal 2010 indicated that the fair value of each of the Company's reporting units was substantially in excess of the carrying values and therefore goodwill was not impaired. There have been no impairment losses recognized by the Company for any periods presented.

        In evaluating the impairment of goodwill and indefinite-lived intangible assets, such assets are allocated to the carrying value of each reporting unit. Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

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

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Fair Value Measurements

        The carrying value of the Company's financial instruments approximates fair value due to the relative short-term nature of these instruments. The Company's financial instruments include cash, cash equivalents, accounts payable, accrued liabilities and amounts borrowed under the Company's revolving credit facility.

        The Company uses the three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either observable directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company's Level 2 marketable securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate for similar types of instruments. There were no transfers in or out of Level 2 during the year ended December 31, 2010.

        The following table summarizes the fair value information of marketable securities at December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Demand notes	$—	$5,028	$—	$5,028
Corporate notes	—	25,328	—	25,328
Municipal bonds	—	40,231	—	40,231
Bond fund	10,000	—	—	10,000
Corporate bonds	—	10,024	—	10,024
Certificate of deposit	—	20,000	—	20,000

Total	$10,000	$100,611	$—	$110,611

Revenue and Deferred Revenue

        The Company's revenue consists of tuition, technology fees and other miscellaneous fees.

        Tuition revenue is deferred and recognized on a straight-line basis over the applicable period of instruction net of scholarships and expected refunds. The Company's online students generally enroll in a program that encompasses a series of five- to six-week courses which are taken consecutively over the length of the program, and the Company's campus-based students enroll in a program that encompasses a series of nine-week or 16-week courses. Online students are billed on a course-by-course basis when the student first attends a class. Campus-based students are billed at the beginning of each term.

        If a student's attendance in a class precedes the receipt of cash from the student's source of funding, the Company establishes an account receivable and corresponding deferred revenue in the amount of the tuition due for that class. Cash received either directly from the student or from the student's source of funding reduces the balance of accounts receivable due from the student. The Company's universities bill enrolled online students for tuition on a course by course basis as they initiate attendance in each course. Financial aid from sources such as the federal government's Title IV

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

programs pertains to the online student's award year and is generally divided into two disbursement periods. As such, each disbursement period may contain funding for up to four courses. Financial aid disbursements are typically received during the online student's attendance in the first or second course. Since the majority of disbursements cover more courses than have been billed, the amount received in excess of billings effectively represents a prepayment from the online student for up to four courses. Cash received either directly from the student or from the student's source of funding that is in excess of amounts billed is recorded as a student deposit and applied to future classes and recognized as revenue when earned. The balance of student deposits as of December 31, 2010 and 2009, was $131.9 million and $96.9 million, respectively.

        The Company records a provision for expected refunds and reduces revenue for the amount that is expected to be subsequently refunded. Provisions for expected refunds have not been material to any period presented. If a student withdraws from a program prior to a specified date, a portion of such student's tuition is refunded.

        Technology fees are one-time start up fees charged to each new online student. Technology fee revenue is recognized ratably over the average expected term of a student. Other miscellaneous fees include fees for textbooks and other services, such as commencements, and are recognized upon delivery of the goods or when the related service is performed.

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

        Stock-based compensation expense for options is recorded in the consolidated statement of income, net of estimated forfeitures, using the graded vesting method over the requisite service period. Stock-based compensation expense totaled $7.9 million, $35.9 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Marketing and Promotional Costs

        Marketing and promotional costs include compensation of personnel engaged in marketing and recruitment, as well as costs associated with purchasing leads and producing marketing materials. Such costs are generally affected by the cost of advertising media and leads, the efficiency of its marketing and recruiting efforts, compensation for its enrollment personnel and expenditures on advertising initiatives for new and existing academic programs. Marketing and promotional costs also include an allocation of facility and depreciation costs.

        Advertising costs, a subset of marketing and promotional costs consisting primarily of marketing leads, are expensed as incurred or the first time the advertising takes place. Advertising costs were $55.3 million, $39.1 million and $26.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Earnings Per Share

        Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income available to common stockholders by the sum of (i) weighted average number of common and (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive. The numerator of diluted earnings per share is calculated by starting with income allocated to common shares and adding back income attributable to shares of redeemable convertible preferred stock to the extent such shares are dilutive. Potential common shares consist of incremental shares of common stock issuable upon the exercise of the stock options and warrants and upon conversion of preferred stock.

Segment Information

        The Company operates in one reportable segment as a single educational delivery operation using a core infrastructure that serves the curriculum and educational delivery needs of both its campus-based and online students regardless of geography. The Company's chief operating decision maker, its CEO and President, manages the Company's operations as a whole, and no revenue, expense or operating income information is evaluated by the chief operating decision maker on any component level.

Recent Accounting Pronouncements

        In July 2010, the FASB issued ASU 2010-20, which amends ASC Topic 310, Receivables, by requiring more robust and disaggregated disclosure about the credit quality of an entity's loans and its allowance for loan losses. These new disclosures will significantly expand the existing requirements and are focused on providing transparency regarding an entity's exposure to credit losses. This update is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted ASU 2010-20 for the year ended December 31, 2010, and the adoption did not have a material impact on its consolidated financial statements.

3. Accounts Receivable, Net

        Accounts receivable, net, consists of the following (in thousands):

	As of December 31,
	2010	2009
Accounts receivable	$86,505	$59,403
Less allowance for doubtful accounts	(28,090)	(16,171)

Accounts receivable, net	$58,415	$43,232

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

4. Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets, consist of the following (in thousands):

	As of December 31,
	2010	2009
Prepaid expenses	$4,730	$2,723
Prepaid licenses	1,080	3,588
Prepaid Income tax	3,526	—
Prepaid insurance	999	1,646
Other current assets	2,315	1,624

Total prepaid and other current assets	$12,650	$9,581

5. Property and Equipment, Net

        Property and equipment, net, consist of the following (in thousands):

	As of December 31,
	2010	2009
Land	$7,091	$2,864
Buildings	13,886	8,610
Furniture, office equipment and software	47,600	34,510
Leasehold improvements	16,094	11,615
Vehicles	53	66

Total depreciable property and equipment	84,724	57,665
Less accumulated depreciation and amortization	(18,182)	(10,303)

Property and equipment, net	$66,542	$47,362

        Depreciation and amortization expense associated with property and equipment, including assets under capital lease, totaled $8.3 million, $5.7 million and $2.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

6. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2010	2009
Accrued salaries and wages	$10,457	$7,953
Accrued bonus	5,069	4,466
Accrued vacation	4,962	2,549
Accrued expenses	14,407	8,239
Accrued income taxes payable	—	1,372

Total accrued liabilities	$34,895	$24,579

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

        The Loan Documents contain financial covenants requiring the Company's educational institutions to maintain Title IV eligibility (see Note 15, "Regulatory") as well as the Company's maintenance of specified adjusted quick ratios, minimum profitability, minimum cash balances and U.S. Department of Education ("Department") financial responsibility composite scores. The Loan Documents contain other customary affirmative and negative covenants (including cash controls, financial reporting covenants and prohibitions on acquisitions, dividends, stock redemptions and other cash expenditures over a specified amount without Comerica's reasonable consent), representations and warranties and events of default (including the occurrence of a "material adverse effect," as defined in the Loan Documents). The Company was in compliance with all financial covenants in the Loan Documents as of December 31, 2010 and 2009.

        As of December 31, 2010, the Company used the availability under the line of credit to issue letters of credit aggregating $2.4 million. Amounts subject to letters of credit issued under the line of credit decreased by $4.8 million from December 31, 2009. In August 2010, the Department notified the Company that Ashford University was released from the requirement to post a letter of credit in the amount of $5.0 million. The Company had no borrowings outstanding under the line of credit as of December 31, 2010.

        As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. In May 2009, the Company entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of December 31, 2010, the total available surety bond facility was $5.0 million and the Company had issued surety bonds totaling $1.3 million.

8. Lease Obligations

Operating leases

        The Company leases certain office facilities and office equipment under non-cancelable lease arrangements that expire at various dates through 2020. The office leases contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $27.2 million, $20.6 million and $6.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

8. Lease Obligations (Continued)

        The following table summarizes the future minimum rental payments under non-cancelable operating lease arrangements in effect at December 31, 2010 (in thousands):

Year Ending December 31,
2011	$24,989
2012	25,313
2013	33,879
2014	35,243
2015	35,596
Thereafter	174,633

Total minimum payments	$329,653

        Subsequent to year end, in February 2011, we entered into a lease for office space in a building in Denver, Colorado. We intend to use the new space primarily for administrative offices, meeting rooms and online support services. The initial term of the lease is 10 years and is estimated to commence in August 2011. The monthly base rent over the initial term of the lease increases from $0.4 million during the first year to $0.5 million during the tenth year. The total amount of base rent payments over the initial term of the lease is $43.4 million. This additional lease is not included in the table above.

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

        Diluted earnings per common share is calculated by dividing net income available to common stockholders by the sum of (i) the weighted average number of common shares outstanding for the period and (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive. Potentially dilutive securities may include options, warrants and shares of redeemable convertible preferred stock. The numerator of diluted earnings per common share is calculated by starting with income allocated to common shares and adding back income attributable to shares of redeemable convertible preferred stock to the extent such an adjustment would be dilutive. Potentially dilutive common shares for the year ended December 31, 2010, consisted of incremental shares of common stock issuable upon the exercise of options and warrants. Potentially dilutive common shares for the years ended December 31, 2009 and 2008, consisted of incremental shares of common stock issuable (i) upon the exercise of options and warrants and (ii) upon the conversion of shares of redeemable convertible preferred stock through the closing of the Company's initial public offering.

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

9. Earnings Per Share (Continued)

        The following table sets forth the computation of the basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net income	$127,580	$47,105	$26,431
Effect of accretion of preferred dividends	—	(645)	(2,006)

Net income available to common stockholders	$127,580	$46,460	$24,425

Denominator:
Weighted average common shares outstanding	53,724	39,349	3,335
Effect of dilutive options	5,581	5,119	3,283
Effect of dilutive warrants	326	713	1,139

Diluted weighted average common shares outstanding	59,631	45,181	7,757

Earnings per common share:
Basic	$2.37	$0.85	$0.38

Diluted	$2.14	$0.74	$0.16

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

	Year Ended December 31,
(in thousands)	2010	2009	2008
Redeemable convertible preferred stock	—	15,373	60,446
(b)
Options and warrants:

        For the periods indicated, the computation of dilutive common shares outstanding excludes certain stock options and warrants to purchase shares of common stock for the periods indicated because their effect was anti-dilutive.

	Year Ended December 31,
(in thousands)	2010	2009	2008
Options	548	11	—
Warrants	—	—	39

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

        The following presents the net income allocated to each class of capital stock in the calculation of basic earnings per common share for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	December 31, 2010
	Weighted Avg Shares	Income Allocation
Common stock	53,724	$127,580
Redeemable convertible preferred stock	—	—

Total		$127,580

	December 31, 2009
	Weighted Avg Shares	Income Allocation
Common stock	39,349	$33,408
Redeemable convertible preferred stock	15,373	13,052

Total		$46,460

	December 31, 2008
	Weighted Avg Shares	Income Allocation
Common stock	3,335	$1,276
Redeemable convertible preferred stock	60,446	23,149

Total		$24,425

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

        The redeemable convertible preferred stock ranked senior to all common stock. The holders of redeemable convertible preferred stock were not entitled to any dividends except if the Company declared, set aside or paid any dividend on the common stock (other than dividends payable solely in additional shares of common stock), in which case holders of the redeemable convertible preferred stock could participate in any such dividends on a per share as-converted basis. Such dividends were payable when and as declared by the Company's board of directors. No preferred stock dividends were declared during the years ended December 31, 2010, 2009 and 2008. See "Preferred Dividends" below for payments upon liquidation, dissolution or winding up of the Company and payments upon optional conversion.

Optional Conversion Feature

        Each issued and outstanding share of redeemable convertible preferred stock was entitled to a number of votes equal to the number of shares of common stock into which it convertible with respect to matters presented to the stockholders of the Company for their action or consideration.

        Each share of redeemable convertible preferred stock was convertible, at the option of the holder, at any time, into 2.265380093 shares of common stock. As of December 31, 2010 and 2009, there were no outstanding shares of redeemable convertible preferred stock.

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

11. Stock-Based Compensation

        The Company grants stock options from its 2009 Stock Incentive Plan ("2009 Plan"). The compensation committee of the Company's board of directors determines eligibility, vesting schedules and exercise prices for awards granted under the 2009 Plan. Options granted under the 2009 plan typically have a maximum contractual term of 10 years, subject to continuing service to the Company.

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

Options are generally granted with a four year vesting requirement, under which the option holder must remain employed with the Company at each vesting period. All options granted in 2010 and 2009 were pursuant to the 2009 Plan. Under the 2009 Plan, the number of authorized shares is subject to automatic increase, without the need for further approval by the Company's board of directors and stockholders each January 1 through and including January 1, 2019.

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

        The following table presents a summary of the stock option activity in 2009 and 2010 (in thousands, except for exercise prices and contractual terms):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2008	8,828	$0.37
Granted	2,814	$10.64
Exercised	(948)	$0.36
Forfeitures	(121)	$4.35

Balance at December 31, 2009	10,573	$3.06	6.84	$126,590

Granted	1,051	$19.25
Exercised	(1,181)	$0.88
Forfeitures	(248)	$12.20

Balance at December 31, 2010	10,195	$4.76	5.47	$147,545

Vested and expected to vest at December 31, 2010	10,093	$4.66	5.44	$146,961

Exercisable at December 31, 2010	7,572	$1.93	4.39	$129,274

        The Company recorded $7.9 million, $35.9 million and $1.8 million of compensation expense related to stock options and any modifications of stock options for the years ended December 31, 2010, 2009 and 2008, respectively. The related income tax benefit was $3.1 million, $14.2 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        As of December 31, 2010, there was $9.6 million of unrecognized compensation costs related to time vested options. As of December 31, 2010, there was $33,000 of unrecognized compensation costs related to performance vested options.

        The Company records stock-based compensation expense over the vesting term using the graded-vesting method. At December 31, 2010, the unrecognized compensation costs of stock-based awards are expected to be recognized over a weighted average period of 1.4 years.

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

        The Company has reserved 13.8 million shares of common stock for issuance upon the exercise of stock options (including outstanding stock options) under the Company's equity incentive plans as of December 31, 2010. Shares issued from option exercises are drawn from the authorized but unissued shares of common stock. During the year ended December 31, 2010, 1.2 million stock options were exercised, with an intrinsic value of $18.2 million. The actual tax benefit realized from these exercises was $7.1 million. During the year ended December 31, 2009, 0.9 million stock options were exercised, with an intrinsic value of $14.7 million. During the year ended December 31, 2008, no stock options were exercised. During the year ended December 31, 2010, approximately 4,000 stock options expired.

        The fair value of each option award granted during the years ended December 31, 2010, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option pricing model. The Company's determination of the fair value of share-based awards is affected by the Company's common stock price as well as assumptions regarding a number of complex and subjective variables. Below is a summary of the assumptions used for the options granted in the years indicated:

	2010	2009	2008
Weighted average exercise price per share	$19.25	$10.64	$—
Risk-free interest rate	2.3%	1.9%	—
Expected dividend yield	—	—	—
Expected volatility	45.7%	48.0%	—
Expected life (in years)	6.16	6.25	—
Forfeiture rate	3.0%	3.0%	3.0%
Weighted average grant date fair value per share	$8.84	$5.14	$—

        The risk-free interest rate is based on the currently available rate on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option converted into a continuously compounded rate. Based on the lack of sufficient historical data regarding the volatility of the Company's stock price, expected volatility is based on the volatility of publicly-traded securities of a peer group of comparable companies in the Company's industry. In evaluating comparability, the Company considered factors such as industry, stage of life cycle and size. Based on the lack of historical data, the expected life of the Company's options is calculated using the simplified method, which is the mid-point between the vesting term of the options and the contractual term. The dividend yield reflects the fact that the Company has never declared or paid any cash dividends on its common stock and does not currently anticipate paying cash dividends in the future.

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

12. Warrants

        The Company has issued warrants to purchase common stock to various employees, consultants, licensors and lenders. Each warrant represents the right to purchase one share of common stock. No warrants were issued during the year ended December 31, 2010 or 2009.

        During the year ended December 31, 2010, 0.3 million warrants to purchase shares of common stock were exercised. As of December 31, 2010 and 2009, all outstanding warrants were exercisable. The following table summarizes information with respect to all warrants outstanding as of December 31, 2010 and 2009 (in thousands, except exercise prices):

Exercise Price	December 31, 2010	December 31, 2009	Expiration Date
$1.125	51	75	2013
$2.250	87	140	2013
$2.835	172	172	2013
$2.925	19	19	2013
$4.500	—	167	2013
$9.000	6	39	2013

Total	335	612

13. Share Repurchase Program

        On July 30, 2010, the Company's board of directors authorized the repurchase of up to $60.0 million of the Company's outstanding shares of common stock over the following 12 months. Under the share repurchase program, which was announced on August 3, 2010, the Company may purchase shares from time to time in the open market, through block trades or otherwise.

        During the year ended December 31, 2010, the Company repurchased 3.0 million shares of common stock at a weighted average purchase price of $14.05 per share, for a total cost of $42.2 million. Approximately $17.8 million remains authorized and available under the repurchase program. The Company may suspend the repurchase program at any time.

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

14. Income Taxes

        The Company uses the asset and liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in tax and deductions in future years.

        The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$76,649	$38,771	$9,837
State	18,916	8,782	2,892

	95,565	47,553	12,729

Deferred:
Federal	(5,485)	(9,532)	(4,292)
State	119	(2,886)	(1,366)

	(5,366)	(12,418)	(5,658)

Total	$90,199	$35,135	$7,071

        Deferred tax assets and liabilities are comprised of the following (in thousands):

	As of December 31,
	2010	2009
Deferred tax assets:
Net operating loss	$788	$811
Fixed assets	139	61
Bad debt	889	769
Vacation accrual	1,364	1,019
Stock-based compensation	15,859	14,099
Deferred rent	4,033	2,727
State tax	5,671	2,425
Tax credits	—	7
Other	964	345

Total deferred tax assets	29,707	22,263
Valuation allowance	—	—

Net deferred tax assets	29,707	22,263

Deferred tax liabilities:
Fixed assets and intangibles	(6,823)	(4,745)

Total net deferred tax assets	$22,884	$17,518

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

14. Income Taxes (Continued)

        Deferred taxes are reflected in the balance sheet as follows (in thousands):

	As of December 31,
	2010	2009
Current deferred tax assets	$7,039	$4,027
Current deferred tax liabilities	—	—
Noncurrent deferred tax assets	15,845	13,491
Noncurrent deferred tax liabilities	—	—

Total	$22,884	$17,518

        The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. Based on our history of earnings, we have concluded that it is more likely than not that we will fully utilize our deferred tax assets. Accordingly, we have not provided any valuation allowance against our deferred tax assets.

        At December 31, 2010, the Company had federal net operating loss carry forwards of $0.9 million and state net operating loss carry forwards of $8.4 million, which are available to offset future taxable income. The federal net operating loss carry forwards will begin to expire in 2022. The state net operating loss carry forwards will begin to expire in 2019. Pursuant to Internal Code Section 382, use of the net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has performed a Section 382 analysis through December 31, 2010, and has determined that there is no material effect on the net operating loss carryforwards.

        A reconciliation of the income tax expense computed using the U.S. federal statutory tax rate of 35% and the Company's provision for income taxes follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Computed expected federal tax expense	$76,223	$28,784	$11,725
State taxes, net of federal benefit	10,238	3,117	1,441
Permanent differences	335	439	121
Uncertain tax positions	3,401	2,660	362
Other	2	135	150
Valuation allowance	—	—	(6,728)

Income tax expense	$90,199	$35,135	$7,071

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

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

14. Income Taxes (Continued)

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

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at December 31, 2008	2,743
Gross increases—tax positions in prior period	—
Gross decreases—tax positions in prior period	(2,212)
Gross increases—current period tax positions	3,242
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits at December 31, 2009	3,773
Gross increases—tax positions in prior period	109
Gross decreases—tax positions in prior period	—
Gross increases—current period tax positions	4,175
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits at December 31, 2010	$8,057

        Included in the amount of unrecognized tax benefits at December 31, 2010, 2009 and 2008, is $5.8 million, $3.0 million, and $0.3 million, respectively, of tax benefits that, if recognized, would affect the Company's effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2010, is $2.3 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010, 2009 and 2008, the Company had approximately $1.5 million, $0.2 million and $0.2 million, respectively, of accrued interest, before any tax benefit, related to uncertain tax positions.

        The tax years 2002-2010 are open to examination by major taxing jurisdictions to which the Company is subject. The Company does not expect significant increases or decreases in unrecognized tax benefits for uncertain positions taken in previous years within the next twelve months.

        The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

14. Income Taxes (Continued)

        The Internal Revenue Service commenced an audit of the Company's 2008 federal income tax return in November 2010. The Company expects the audit to close during the second quarter of 2011 and does not expect any significant adjustments resulting from the close of the audit.

15. Regulatory

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

        To participate in Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is physically located, accredited by an accrediting agency recognized by the Department and certified as eligible by the Department. The Department will certify an institution to participate in Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department on an ongoing basis. As of December 31, 2010, management believes the Company is in compliance with applicable Department regulations in all material respects.

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

Cohort Default Rate

        For each federal fiscal year, the Department calculates a rate of student defaults for each educational institution which is known as a "cohort default rate." An institution may lose its eligibility to participate in the Direct Loan, FFEL and Pell programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in the Direct Loan and FFEL programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department. Ashford University's cohort default rates for the 2008, 2007 and 2006 federal fiscal years, were 13.3%, 13.3% and 4.1%, respectively. The cohort default rates for the University of the Rockies for the 2008, 2007 and 2006 federal fiscal years, were 2.5%, 0.0% and 0.0%, respectively.

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

15. Regulatory (Continued)

Financial Responsibility

        The Department calculates an institution's composite score for financial responsibility based on its (i) equity ratio, which measures the institution's capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution's ability to operate at a profit. An institution that does not meet the Department's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the Department and possibly accepting other conditions on its participation in the Title IV programs.

        In the third quarter of 2010, consistent with the Company's internal calculations, the Department notified the Company that Ashford University received a composite score of 2.9 for the fiscal year ended December 31, 2009, and that the University of the Rockies received a composite score of 1.8 for the fiscal year ended December 31, 2009, in each case satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs.

The "90/10" Rule

        Pursuant to a provision of the Higher Education Act, as reauthorized in August 2008, a for-profit institution loses its eligibility to participate in Title IV programs if the institution derives more than 90% of its revenue (calculated on a cash basis in accordance with applicable statutory provisions and Department regulations) from Title IV funds for two consecutive fiscal years, commencing with the institution's first fiscal year that ends after the new law's effective date of August 14, 2008. This rule is commonly referred to as the "90/10 rule." Any institution that violates the 90/10 rule becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single year will be placed on provisional certification and may be subject to other enforcement measures.

        In May 2008, the Ensuring Continued Access to Student Loans Act ("ECASLA") increased the annual loan limits on federal unsubsidized student loans by $2,000 for the majority of the Company's students enrolled in associates and bachelors degree programs, and also increased the aggregate loan limits (over the course of a student's education) on total federal student loans for certain students. This increase in student loan limits, together with increases in Pell grants, has increased the amount of Title IV program funds used by students to satisfy tuition, fees and other costs, which has increased the proportion of the Company's revenue deemed to be from Title IV programs. The Higher Education Opportunity Act provides temporary relief from the impact of these loan limit increases by allowing any amounts received between July 1, 2008 and July 1, 2011 that are attributable to the increased annual loan limits to be excluded from the 90/10 rule calculation. The implementing regulations for this temporary relief and other aspects of the 90/10 rule were published in final form on October 29, 2009. The effective date of the new regulations was July 1, 2010. Ashford University has not elected to exclude amounts attributable to the increased annual loan limits from its 90/10 calculation.

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

15. Regulatory (Continued)

        For the years ended December 31, 2010, 2009 and 2008, Ashford University derived 85.0%, 85.5% and 86.8%, respectively, and the University of the Rockies derived 85.9%, 84.6% and 80.8%, respectively, of their respective revenue (calculated on a cash basis in accordance with applicable statutory provisions and Department regulations) from Title IV funds.

Return of Title IV Funds

        An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under Department regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled on the institution's annual compliance audit in either of its two most recently completed fiscal years can result in the institution having to post a letter of credit in an amount equal to 25% of its required Title IV returns during its most recently completed fiscal year. If unearned funds are not properly calculated and returned in a timely manner, an institution is also subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV programs. For the years ended December 31, 2009 and 2008, the Company's institutions did not exceed the 5% threshold for late refunds sampled.

16. Related Party Transactions

Director Agreement

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

November 2003 Loan from Warburg Pincus to the Company's CEO and President

        In November 2003, Warburg Pincus loaned $75,000 to Andrew Clark the Company's CEO and President to finance Mr. Clark's purchase of 75,000 shares of redeemable convertible preferred stock from the Company. In connection with such loan, Mr. Clark entered into a Secured Recourse Promissory Note and Pledge Agreement with Warburg Pincus which provided that the principal amount

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

16. Related Party Transactions (Continued)

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

17. Retirement Plans

        The Company maintains an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the savings plan, participating employees may contribute a portion of their pre-tax earnings up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the savings plan at its sole discretion. The Company's total expense related to the 401(k) plan was $1.2 million, $0.4 million and $23,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

18. Commitments and Contingencies

        From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. As of December 31, 2010, the Company was not a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material.

Compliance Audit by the Department's Office of the Inspector General ("OIG")

        On January 21, 2011, Ashford University received a final audit report from the OIG regarding the compliance audit commenced in May 2008 and covering the period July 1, 2006 through June 30, 2007. The audit covered Ashford University's administration of Title IV program funds, including compliance with regulations governing institutional and student eligibility, awards and disbursements of Title IV program funds, verification of awards and returns of unearned funds during that period, and its compensation of financial aid and recruiting personnel during the period May 10, 2005 through June 30, 2009. See Note 22, "Subsequent Events—Receipt of Final Audit Report from the OIG," for additional information.

Rosendahl v. Bridgepoint Education, Inc. et al.

        In January 2011, the Company received a copy of a complaint in a purported class action lawsuit naming the Company, Ashford University and University of the Rockies as defendants. The complaint was filed in the U.S. District Court for the Southern District of California on January 11, 2011, and is captioned, Scott Rosendahl and Veronica Clark v. Bridgepoint Education, Inc., Ashford University and University of the Rockies. The complaint generally alleges that the Company and the other defendants

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

18. Commitments and Contingencies (Continued)

engaged in improper, fraudulent and illegal behavior in their efforts to recruit and retain students. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

Iowa Attorney General Civil Investigation of Ashford University

        In February 2011, Ashford University received from the Attorney General ("Attorney General") of the State of Iowa a Civil Investigative Demand and Notice of Intent to Proceed ("CID") relating to the Attorney General's investigation of whether certain of the university's business practices comply with Iowa consumer laws. The CID contains no specific allegations of wrongdoing. Pursuant to the CID, the Attorney General has requested documents and detailed information for the time period January 1, 2008 to present. Ashford University is evaluating the CID and intends to comply with the Attorney General's request.

Stevens v. Bridgepoint Education, Inc.

        In February 2011, the Company received a copy of a complaint in a purported class action lawsuit naming the Company, Ashford University, LLC, and certain employees as defendants. The complaint was filed in the Superior Court of the State of California in San Diego on February 17, 2011, and is captioned Stevens v. Bridgepoint Education, Inc. The complaint generally alleges that the plaintiffs and similarly situated employees were improperly denied certain wage and hour protections under California law. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

19. Stockholder Dispute

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

20. Concentration of Risk

Concentration of Revenue

        In 2010, Ashford University derived 85.0% and the University of the Rockies derived 85.9% of their respective revenues (in each case calculated on a cash basis in accordance with applicable

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

20. Concentration of Risk (Continued)

Department regulations) from Title IV programs. See Note 14, "Regulatory—The "90/10" Rule." Title IV programs are subject to political and budgetary considerations and are subject to extensive and complex regulations. The Company's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potentially adverse actions including a suspension, limitation, or termination proceeding, which could have a material adverse effect on the Company's enrollments, revenues and results of operations.

        Students obtain access to federal student financial aid through a Department prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically apply the funds received from the federal financial aid programs first to pay their tuition and fees. Any remaining funds are distributed directly to the student.

Concentration of Credit Risk

        The Company maintains its cash and cash equivalents accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company performs ongoing evaluations of these institutions to limit its concentrations risk exposure.

Concentration of Sources of Supply

        The Company is dependent on a third party provider for its online platform, which includes a learning management system, which stores, manages and delivers course content, enables assignment uploading, provides interactive communication between students and faculty and supplies online assessment tools. The partial or complete loss of this source may have a material adverse effect on the Company's enrollments, revenues and results of operations.

21. Initial Public Offering

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

22. Subsequent Events

Receipt of Final Audit Report from the OIG

        On January 21, 2011, Ashford University received a final audit report from the OIG regarding the compliance audit commenced in May 2008 and covering the period July 1, 2006 through June 30, 2007. The audit covered Ashford University's administration of Title IV program funds, including compliance with regulations governing institutional and student eligibility, awards and disbursements of Title IV program funds, verification of awards and returns of unearned funds during that period, and its

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

22. Subsequent Events (Continued)

compensation of financial aid and recruiting personnel during the period May 10, 2005 through June 30, 2009.

        The final audit report contained audit findings, in each case for the period July 1, 2006 through June 30, 2007 (award year 2006-2007), which is summarized as follows:

  •
  Finding 1—The university designed a compensation plan for enrollment advisors that provided incentive payments based on success in securing enrollments and did not establish that its plan and practices qualified for the regulatory safe harbors.

  •
  Finding 2—The university did not always perform return of Title IV aid calculations properly, resulting in the improper retention of a total of $29,036 of Title IV program funds for 38 students in the OIG's sample sets of 85 students.

  •
  Finding 3—The university did not in all instances return Title IV program funds timely for Title IV students who withdrew or went on a leave of absence from school.

  •
  Finding 4—The form formerly used by the university to obtain authorizations to retain student credit balances did not comply with applicable regulations.

  •
  Finding 5—The university did not in all instances disburse Title IV program funds in accordance with applicable regulations or university policy because they were made prior to the students being eligible to receive them.

  •
  Finding 6—The university did not in all instances maintain documentation to support online students' leaves of absence due to the lack of support for the start dates for 19 leaves of absence.

        Each finding was accompanied by one or more recommendations to the Department's Office of Federal Student Aid, or FSA, as summarized below:

  •
  For Finding 1, the OIG recommended that the FSA require the university to provide records of all salary adjustments made to enrollment advisors during award year 2006-2007 and any documentation, not disclosed to the OIG, that demonstrates that any specific adjustments made during that period qualified for the regulatory safe harbors.

  •
  For Findings 2 and 5, the OIG recommended that the FSA require the university (i) to remit to the Department and appropriate lenders certain amounts identified by the OIG ($29,036 for Finding 2) and (ii) undertake a file review for award year 2006-2007 to identify the amount of Title IV funds that were improperly retained or disbursed and to remit such amounts to the Department or appropriate lenders.

  •
  For Finding 4, the OIG recommended that the FSA require the university to cease drawing, disbursing and holding credit balances of Title IV program funds for which there are no currently assessed institutional charges.

  •
  For Findings 2, 3, 5 and 6, the OIG recommended that the FSA require the university to develop and implement certain remedial policies and procedures.

  •
  For Findings 2, 3 and 5 generally, and for Finding 1 in the event the university cannot establish that its salary adjustments for enrollment advisors qualified for the safe harbor, the OIG recommended that the FSA consider whether to take appropriate action under Subpart G of

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

22. Subsequent Events (Continued)

    34 C.F.R. Part 668. Under Subpart G, the FSA may seek to impose a fine against the university or to limit, suspend or terminate the university's participation in Title IV programs.

        The findings and recommendations of the final audit report represent the opinions of the OIG, and the issuance of final audit determinations and corrective action to be taken, if any, will be made by the FSA.

        Ashford University expects that the FSA will consider the findings and recommendations in the final audit report and engage in a dialog with the university prior to determining what if any action to take and issuing a Final Audit Determination Letter concluding the audit. The OIG has requested that Ashford University provide a response to the FSA regarding the final audit report, if any, within 30 days of the final audit report's issuance to which we have responded in a timely manner. If the FSA were to determine to assess a monetary liability or commence an action under Subpart G, Ashford University would have an opportunity to contest the assessment or proposed action through administrative proceedings, with the right to seek review of any final administrative action in the federal courts. Although the Company believes Ashford University operates in substantial compliance with Department regulations that are applicable to the areas under review, the Company cannot predict the ultimate findings, potential liabilities or remedial actions, if any, that the FSA may include in the Final Audit Determination Letter, or the result of any administrative proceedings, including Subpart G proceedings, that may arise out of the Final Audit Determination Letter.

Litigation and Legal Proceedings

        See Note 18, "Commitments and Contingencies," for a discussion of the lawsuits received in early 2011 and the civil investigative demand from the Attorney General of the State of Iowa received in February 2011.

Denver Lease Facility

        In February 2011, the Company entered into a lease for 151,000 rentable square feet of office space in Denver, Colorado. The Company intends to use the new space primarily for administrative offices, meeting rooms and online support services. The initial term of the lease is 10 years and is estimated to commence in August 2011. The monthly base rent over the initial term of the lease increases from $0.4 million during the first year to $0.5 million during the tenth year. The total amount of base rent payments over the initial term of the lease is $43.4 million.

Notice of Hearing from U.S. Senate Committee on Health, Education, Labor and Pensions regarding the Company

        On March 1, 2011, the Company received correspondence from the U.S. Senate Committee on Health, Education, Labor and Pensions inviting the Company's CEO and President to testify at a hearing scheduled for March 10, 2011, regarding Bridgepoint Education, Inc. and Ashford University.

23. Quarterly Results of Operations and Other Operating Data (Unaudited)

        The following tables set forth unaudited results of operations and certain operating data for each quarter during 2010 and 2009. We believe that the information reflects all adjustments, which include only normal and recurring adjustments, necessary to present fairly the information below. Basic and

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

23. Quarterly Results of Operations and Other Operating Data (Unaudited) (Continued)

diluted earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per common share information may not equal annual basic and diluted earnings per common share.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except enrollment and per share data)
2010
Revenue	$156,067	$173,840	$190,911	$192,415
Costs and expenses:
Instructional costs and services	39,436	43,257	50,191	54,515
Marketing and promotional	44,212	50,096	54,963	62,279
General and administrative	22,331	21,257	23,331	30,944

Total costs and expenses	105,979	114,610	128,485	147,738

Operating income	50,088	59,230	62,426	44,677
Interest income	(307)	(403)	(372)	(486)
Interest expense	61	33	37	79

Income before income taxes	50,334	59,600	62,761	45,084
Income tax expense	20,511	24,330	26,623	18,735

Net income	$29,823	$35,270	$36,138	$26,349

Earnings per common share:
Basic	$0.55	$0.65	$0.68	$0.50

Diluted	$0.49	$0.58	$0.61	$0.45

Period end enrollment:
Online	65,051	67,206	76,171	77,033
Campus-based	737	538	1,008	859

Total:	65,788	67,744	77,179	77,892

Bridgepoint Education, Inc.

Notes to Annual Consolidated Financial Statements (Continued)

23. Quarterly Results of Operations and Other Operating Data (Unaudited) (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except enrollment and per share data)
2009
Revenue	$84,275	$110,908	$127,382	$131,759
Costs and expenses:
Instructional costs and services	22,134	28,357	33,120	36,478
Marketing and promotional	29,106	39,655	36,500	40,460
General and administrative	25,882	41,093	18,915	20,894

Total costs and expenses	77,122	109,105	88,535	97,832

Operating income	7,153	1,803	38,847	33,927
Interest income	(130)	(140)	(211)	(308)
Interest expense	58	96	49	76

Income before income taxes	7,225	1,847	39,009	34,159
Income tax expense	3,338	587	16,651	14,559

Net income	$3,887	$1,260	$22,358	$19,600

Earnings per common share:
Basic	$0.07	$0.02	$0.42	$0.36

Diluted	$0.03	$0.02	$0.37	$0.33

Period end enrollment:
Online	41,278	45,006	54,107	53,048
Campus-based	747	498	787	640

Total:	42,025	45,504	54,894	53,688

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

        Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

        Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        See Part I, Item 1, "Business—Executive Officers of the Registrant," which information is incorporated herein by reference.

        The information required by this item regarding our directors and corporate governance matters is included under the captions "Proposal 1—Election of Directors" and "Corporate Governance" in the Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010 (the "2011 Proxy Statement") and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2011 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information required by this item is included under the captions "Corporate Governance—Director Compensation" and "Compensation Discussion and Analysis" in the 2011 Proxy Statement and incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation Discussion and Analysis—Equity Compensation Plan Information" in the 2011 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item is included under the captions "Certain Relationships and Related Transactions" and "Corporate Governance—Director Independence" in the 2011 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item is included under the caption "Proposal 2—Ratification of Independent Registered Public Accounting Firm" in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)    Consolidated Financial Statements.

        The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm	87
Consolidated Balance Sheets as of December 31, 2010 and 2009	88
Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008	89
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Years Ended December 31, 2010, 2009 and 2008	90
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	91
Notes to Consolidated Financial Statements	92

(a)(2)    Financial Statement Schedules.

        The following financial statement schedule is filed as a part of this Annual Report on Form 10-K:

  Schedule II: Valuation and Qualifying Accounts

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the year ended December 31, 2010	$16,171	$39,631	$(27,712)	$28,090
For the year ended December 31, 2009	18,246	23,205	(25,280)	16,171
For the year ended December 31, 2008	6,016	13,431	(1,201)	18,246
Valuation allowance for deferred tax assets:
For the year ended December 31, 2010	—	—	—	—
For the year ended December 31, 2009	—	—	—	—
For the year ended December 31, 2008	7,283	—	(7,283)	—

(1)
Deductions represent accounts written off, net of recoveries or reversals of the allowance for deferred tax assets.

        All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(a)(3)    Exhibits.

Exhibit Number		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
		Acquisition Agreements
2.1		Purchase and Sale Agreement dated December 3, 2004, as amended, among The Franciscan University of the Prairies, the Sisters of St. Francis and the registrant.		X	S-1	2.1	February 17, 2009
2.2		Asset Purchase and Sale Agreement dated September 12, 2007 between the Colorado School of Professional Psychology and the registrant.		X	S-1	2.2	February 17, 2009
		Charter Documents and Instruments Defining Rights of Security Holders
3.1		Fifth Amended and Restated Certificate of Incorporation.		X	10-Q	3.1	May 21, 2009
3.2		Second Amended and Restated Bylaws.		X	S-1	3.4	March 20, 2009
4.1		Specimen of Stock Certificate.		X	S-1	4.1	March 30, 2009
4.2		Second Amended and Restated Registration Rights Agreement dated August 26, 2009 among the registrant and the other persons named therein.		X	S-1	4.4	September 4, 2009
		Employee Benefit Plans

10.1	*	Amended and Restated 2005 Stock Incentive Plan.		X	S-1	10.1	December 22, 2008

10.2	*	2005 Stock Incentive Plan—Form of Stock Option Agreement and Notice of Option Grant for Founders.		X	S-1	10.2	February 17, 2009

10.3	*	2005 Stock Incentive Plan—Form of Stock Option Agreement and Notice of Option Grant for Charlene Dackerman, Jane McAuliffe, Ross Woodard and other non-executive employees.		X	S-1	10.3	February 17, 2009

Exhibit Number		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.4	*	2005 Stock Incentive Plan—Form of Stock Option Agreement and Notice of Option Grant for Andrew S. Clark, Daniel J. Devine, Rodney T. Sheng and Christopher L. Spohn.		X	S-1	10.4	February 17, 2009

10.5	*	2005 Stock Incentive Plan—Form of Stock Option Agreement and Notice of Option Grant for Robert Hartman.		X	S-1	10.12	February 17, 2009

10.6	*	Amended and Restated 2005 Stock Incentive Plan—Form of Stock Option Agreement and Notice of Option Grant for Charlene Dackerman, Jane McAuliffe, Ross Woodard and other non-executive employees.	X		8-K	10.13	January 12, 2010

10.7	*	Amended and Restated 2005 Stock Incentive Plan—Form of Stock Option Agreement and Notice of Option Grant for Andrew S. Clark, Daniel J. Devine, Rodney T. Sheng and Christopher L. Spohn.	X		8-K	10.14	January 12, 2010

10.8	*	Amended and Restated 2005 Stock Incentive Plan—Amendment to Stock Option Award		X	S-1	10.33	March 30, 2009

10.9	*	Amended and Restated 2009 Stock Incentive Plan.		X	S-1	10.5	April 1, 2009

10.10	*	Amended and Restated 2009 Stock Incentive Plan—Form of Nonstatutory Stock Option Agreement for Executives and Senior Management.		X	S-8	99.4	May 13, 2009

10.11	*	Amended and Restated 2009 Stock Incentive Plan—Form of Incentive Stock Option Agreement for Executives and Senior Management.		X	S-8	99.5	May 13, 2009

10.12	*	Form of Non-Plan Stock Option Agreement		X	S-8	99.6	May 13, 2009

10.13	*	Form of Compensatory Warrant Agreement.		X	S-1	4.10	March 20, 2009

Exhibit Number		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.14	*	Amended and Restated Employee Stock Purchase Plan.		X	8-K	99.1	March 22, 2010

10.15	*	Bridgepoint Education Nonqualified Deferred Compensation Plan		X	10-Q	10.7	May 3, 2010
		Agreements with Executive Officers, Directors and Warburg Pincus

10.16	*	Employment Agreement between Andrew S. Clark and the registrant.		X	S-1	10.24	March 20, 2009

10.17	*	Employment Agreement between Daniel J. Devine and the registrant.		X	S-1	10.25	March 20, 2009

10.18	*	Employment Agreement between Rodney T. Sheng and the registrant.		X	S-1	10.27	March 20, 2009

10.19	*	Employment Agreement between Christopher L. Spohn and the registrant.		X	S-1	10.26	March 20, 2009

10.20	*	Amendment to Stock Option Agreement(s) between Christopher L. Spohn and the registrant.	X

10.21	*	Offer Letter to Diane Thompson.		X	S-1	10.28	March 20, 2009

10.22	*	Offer Letter to Thomas Ashbrook.		X	S-1	10.29	March 20, 2009

10.23	*	Offer Letter to Douglas C. Abts	X

10.24	*	Executive Severance Plan.		X	S-1	10.31	March 20, 2009

10.25	*	Form of Severance Agreement under the Executive Severance Plan.		X	S-1	10.32	March 20, 2009

10.26	*	Offer Letter to Dale Crandall.		X	S-1	10.30	March 20, 2009

10.27	*	Form of Indemnification Agreement for Executive Officers and Directors.		X	S-1	10.8	December 22, 2008
10.28		Nominating Agreement between Warburg Pincus and the registrant.		X	S-1	10.11	February 17, 2009

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
	Bank Documents
10.29	Loan and Security Agreement with Comerica Bank dated April 12, 2004, as amended by Amendments 1-8 thereto.		X	S-1	10.9	March 20, 2009
10.30	Ninth Amendment to Loan and Security Agreement with Comerica Bank dated May 1, 2009.		X	10-Q	10.3	August 11, 2009
10.31	Tenth Amendment to Loan and Security Agreement with Comerica Bank dated June 22, 2009.		X	10-Q	10.4	August 11, 2009
10.32	Letter agreement dated October 30, 2009 with Comerica Bank		X	10-K	10.40	March 2, 2010
10.33	Letter agreement dated December 31, 2009 with Comerica Bank		X	10-K	10.41	March 2, 2010
10.34	Credit Agreement dated January 29, 2010 with Comerica Bank		X	8-K	99.1	February 3, 2010
10.35	Revolving Credit Note dated January 29, 2010 with Comerica Bank		X	8-K	99.2	February 3, 2010
10.36	Security Agreement dated January 29, 2010 with Comerica Bank		X	8-K	99.3	February 3, 2010
10.37	First Amendment to Loan Documents with Comerica Bank dated July 30, 2010		X	10-Q	10.1	August 3, 2010
10.38	Second Amendment to Loan Documents with Comerica Bank dated August 6, 2010		X	10-Q	10.2	November 2, 2010
10.39	Third Amendment to Loan Documents with Comerica Bank dated December 1, 2010	X

Exhibit Number		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
		Material Real Estate Leases

10.40	†	Office Lease dated January 31, 2008 with Kilroy Realty, L.P., as amended by the First Amendment thereto dated December 1, 2008, related to the premises located at 13480 Evening Creek Drive North, San Diego, California.		X	S-1	10.15	April 13, 2009

10.41	†	Second Amendment to Office Lease dated June 3, 2009 with Kilroy Realty L.P., related to the premises located at 13480 Evening Creek Drive North, Sand Diego, California.		X	10-Q	10.2	August 11, 2009

10.42	†	Office Lease and Sublease Agreements, related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	S-1	10.16	April 13, 2009
10.43		Letter Agreement dated October 1, 2009 with Kilroy Realty, L.P. and Countrywide Home Loans, Inc., related to the premises located at 13500 Evening Creek Drive North, San Diego, California		X	10-K	10.49	March 2, 2010

10.44	†	First Amendment to Office Lease dated March 12, 2010 with Kilroy Realty, L.P., related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	10-Q	10.5	May 3, 2010

10.45	†	Office Lease dated June 26, 2009 with Kilroy Realty, L.P., related to the premises located at 13520 Evening Creek Drive North, San Diego, California.		X	10-Q	10.1	August 11, 2009

10.46	†	Standard Form Modified Gross Office Lease dated October 22, 2008, and addendum, with Sunroad Centrum Office I, L.P. related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	S-1	10.17	March 2, 2009

Exhibit Number		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.47	†	Standard Form Modified Gross Office Lease dated November 10, 2010 with Sunroad Centrum Officer I, L.P., related to a building to be built in the Sunroad Centrum Project in San Diego, California.		X	8-K	99.1	December 30, 2010
		Material Strategic Agreements

10.48	†	Blackboard License and Services Agreement dated December 23, 2003, as amended, between Blackboard, Inc. and Ashford University, LLC.		X	S-1	10.20	March 30, 2009

10.49	†	Amendment to Blackboard License and Services Agreement dated December 8, 2009 with Blackboard, Inc.		X	10-K	10.48	March 2, 2010

10.50	†	Master Services and License Agreement dated September 29, 2009 with eCollege.com		X	8-K	99.1	October 1, 2009

10.51	†	First Addendum to Master Services and License Agreement dated November 9, 2009 with eCollege.com		X	10-K	10.45	March 2, 2010

10.52	†	Second Addendum to Master Services and License Agreement dated December 15, 2009 with eCollege.com		X	10-K	10.46	March 2, 2010

10.53	†	Third Addendum to Master Services and License Agreement dated January 12, 2010 with eCollege.com		X	10-K	10.47	March 2, 2010

10.54	†	Fourth Addendum to Master Services and License Agreement dated October 14, 2010 with eCollege.com	X

10.55	†	Software License Agreement and Campuscare Support Agreement between Campus Management Corp. and the registrant.		X	S-1	10.21	March 30, 2009

10.56	†	Addenda to Software License Agreement with Campus Management Corp. dated June 29, 2009.		X	10-Q	10.5	August 11, 2009

Exhibit Number		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.57	†	General Services Agreement dated January 1, 2009 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	S-1	10.22	April 13, 2009

10.58	†	General Services Agreement dated January 1, 2009 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	S-1	10.23	April 13, 2009
		Code of Ethics
14.1		Amended and Restated Code of Ethics		X	8-K	14.1	December 1, 2009
		Subsidiaries
21.1		List of subsidiaries of the registrant.		X	S-1	21.1	August 26, 2009
		Consent and Power of Attorney
23.1		Consent of independent registered public accounting firm.	X
24.1		Power of Attorney (included on signature page).	X
		Certifications Required by Sarbanes-Oxley Act of 2002
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
32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew S. Clark, CEO and President, and Daniel J. Devine, Chief Financial Officer

X

*
Indicates management contract or compensatory plan or arrangement.

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

Dated: March 1, 2011

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

Name	Title	Date

/s/ ANDREW S. CLARK Andrew S. Clark	CEO and President (Principal Executive Officer) and a Director	March 1, 2011
/s/ DANIEL J. DEVINE Daniel J. Devine	Chief Financial Officer (Principal Financial Officer)	March 1, 2011
/s/ BRANDON J. POPE Brandon J. Pope	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 1, 2011
/s/ RYAN CRAIG Ryan Craig	Director	March 1, 2011
/s/ DALE CRANDALL Dale Crandall	Director	March 1, 2011

Name	Title	Date

/s/ PATRICK T. HACKETT Patrick T. Hackett	Director	March 1, 2011
/s/ ROBERT HARTMAN Robert Hartman	Director	March 1, 2011
/s/ ADARSH SARMA Adarsh Sarma	Director	March 1, 2011