Form 10-Q
period 2011-03-31
Bridgepoint Education Inc
filed 2011-05-03
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to________________
Commission File Number: 001-34272
___________________________________________________________________________

BRIDGEPOINT EDUCATION, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	59-3551629 (I.R.S. Employer Identification No.)

13500 Evening Creek Drive North, Suite 600
San Diego, CA 92128
(Address, including zip code, of principal executive offices)

(858) 668-2586
(Registrant's telephone number, including area code)
____________________________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of April 29, 2011, was 52,856,036.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
        BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of March 31, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$211,816	$188,518
Restricted cash	25	25
Marketable securities	88,305	90,611
Accounts receivable, net	75,428	58,415
Deferred income taxes	7,039	7,039
Prepaid expenses and other current assets	10,999	12,650
Total current assets	393,612	357,258
Property and equipment, net	67,882	66,542
Marketable securities	65,230	20,000
Goodwill and intangibles, net	4,543	4,123
Deferred income taxes	15,845	15,845
Other long term assets	7,923	7,457
Total assets	$555,035	$471,225
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,537	$5,076
Accrued liabilities	58,583	34,895
Deferred revenue and student deposits	186,485	173,576
Total current liabilities	248,605	213,547
Rent liability	12,505	10,910
Other long term liabilities	8,511	8,527
Total liabilities	269,621	232,984
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at March 31, 2011, and December 31, 2010	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 56,390 issued and 52,694 outstanding at March 31, 2011; 55,801 issued and 52,799 outstanding at December 31, 2010	564	558
Additional paid-in capital	107,422	101,463
Retained earnings	232,332	178,413
Treasury stock, 3,696 and 3,002 shares at cost at March 31, 2011, and December 31, 2010, respectively	(54,904)	(42,193)
Total stockholders' equity	285,414	238,241
Total liabilities and stockholders' equity	$555,035	$471,225
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenue	$229,432	$156,067
Costs and expenses:
Instructional costs and services	55,809	39,436
Marketing and promotional	58,966	44,212
General and administrative	28,545	22,331
Total costs and expenses	143,320	105,979
Operating income	86,112	50,088
Other income, net	(673)	(246)
Income before income taxes	86,785	50,334
Income tax expense	32,866	20,511
Net income	$53,919	$29,823
Earnings per common share:
Basic	$1.02	$0.55
Diluted	$0.92	$0.49
Weighted average number of common shares outstanding used in computing earnings per common share:
Basic	52,976	54,371
Diluted	58,583	60,466
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2010	55,801	$558	$101,463	$178,413	$(42,193)	$238,241
Stock-based compensation	—	—	1,787	—	—	1,787
Exercise of options	579	6	416	—	—	422
Excess tax benefit of option exercises	—	—	3,737	—	—	3,737
Exercise of warrants	10	—	19	—	—	19
Repurchase of common stock	—	—	—	—	(12,711)	(12,711)
Net income	—	—	—	53,919	—	53,919
Balance at March 31, 2011	56,390	$564	$107,422	$232,332	$(54,904)	$285,414
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$53,919	$29,823
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	11,595	7,896
Depreciation and amortization	2,722	1,729
Amortization of premium/discount	587	(19)
Deferred income taxes	—	265
Stock-based compensation	1,787	2,001
Excess tax benefit of option exercises	(3,737)	(249)
Loss on disposal of fixed assets	10	—
Changes in operating assets and liabilities:
Accounts receivable	(28,608)	(24,167)
Prepaid expenses and other current assets	2,070	(6)
Other long term assets	(466)	(897)
Accounts payable and accrued liabilities	27,093	18,499
Deferred revenue and student deposits	12,909	17,365
Other liabilities	1,579	2,317
Net cash provided by operating activities	81,460	54,557
Cash flows from investing activities
Capital expenditures	(5,170)	(3,579)
Purchases of marketable securities	(53,930)	—
Capitalized curriculum development costs	(529)	—
Maturities of marketable securities	10,000	—
Net cash used in investing activities	(49,629)	(3,579)
Cash flows from financing activities
Proceeds from the exercise of stock options	422	13
Excess tax benefit of option exercises	3,737	249
Proceeds from the exercise of warrants	19	858
Repurchase of common stock	(12,711)	—
Payments of capital lease obligations	—	(634)
Net cash (used in) provided by financing activities	(8,533)	486
Net increase in cash and cash equivalents	23,298	51,464
Cash and cash equivalents at beginning of period	188,518	125,562
Cash and cash equivalents at end of period	$211,816	$177,026
Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$500	$1,277
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
Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission ("SEC") on March 2, 2011. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company's condensed consolidated financial position, results of operations and cash flows as of and for the periods presented.
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
Recently Adopted Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605, Revenue Recognition. This update changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 effective January 1, 2011, and such adoption did not have a material effect on the Company's financial statements.
In October 2009, the FASB issued ASU 2009-14, which amends ASC Topic 985, Certain Revenue Arrangements That Include Software Elements. This update changes the accounting model for revenue arrangements that include both tangible products and software elements. ASU 2009-14 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-14 effective January 1, 2011, and such adoption did not have a material effect on the Company's financial statements.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In December 2010, the FASB issued ASU 2010-28, which amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The amendments in the update are effective for fiscal years beginning on or after December 15, 2010. The Company adopted ASU 2010-28 effective January 1, 2011, and such adoption did not have a material effect on the Company's financial statements.
In December 2010, the FASB issued ASU 2010-29, which clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though any current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010, with early adoption permitted. The Company adopted ASU 2010-29 effective January 1, 2011, and such adoption did not have a material effect on the Company's financial statements.
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
Potentially dilutive common shares for the three months ended March 31, 2011 and 2010, consisted of incremental shares of common stock issuable upon the exercise of options and warrants.
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income	$53,919	$29,823
Denominator:
Weighted average number of common shares outstanding	52,976	54,371
Effect of dilutive options	5,322	5,688
Effect of dilutive warrants	285	407
Diluted weighted average number of common shares outstanding	58,583	60,466
Earnings per common share:
Basic earnings per common share	$1.02	$0.55
Diluted earnings per common share	$0.92	$0.49

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

For the periods indicated below, the computation of dilutive common shares outstanding excludes certain options to purchase shares of common stock because their effect was anti-dilutive.

	Three Months Ended March 31,
(in thousands)	2011	2010
Options	875	45
4. Significant Balance Sheet Accounts
Accounts Receivable, Net
Accounts receivable, net, consist of the following (in thousands):

	As of March 31, 2011	As of December 31, 2010
Accounts receivable	$102,506	$86,505
Less allowance for doubtful accounts	(27,078)	(28,090)
Accounts receivable, net	$75,428	$58,415
The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
For the three months ended March 31, 2011	$(28,090)	11,595	(12,607)	$(27,078)
For the three months ended March 31, 2010	$(16,171)	7,896	(3,208)	$(20,859)

(1)	Deductions represent accounts written off, net of recoveries.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of March 31, 2011	As of December 31, 2010
Prepaid expenses	$5,223	$4,730
Prepaid licenses	1,177	1,080
Prepaid income tax	—	3,526
Prepaid insurance	760	999
Other current assets	3,839	2,315
Total prepaid expenses and other current assets	$10,999	$12,650

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	As of March 31, 2011	As of December 31, 2010
Land	$7,091	$7,091
Buildings	14,410	13,886
Furniture, office equipment and software	50,142	47,600
Leasehold improvements	16,971	16,094
Vehicles	53	53
Total property and equipment	88,667	84,724
Less accumulated depreciation and amortization	(20,785)	(18,182)
Total property and equipment, net	$67,882	$66,542
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of March 31, 2011	As of December 31, 2010
Accrued salaries and wages	$11,658	$10,457
Accrued bonus	2,073	5,069
Accrued vacation	5,679	4,962
Accrued expenses	14,931	14,407
Accrued income taxes payable	24,242	—
Total accrued liabilities	$58,583	$34,895
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consist of the following (in thousands):

	As of March 31, 2011	As of December 31, 2010
Deferred revenue	$60,925	$41,681
Student deposits	125,560	131,895
Total deferred revenue and student deposits	$186,485	$173,576
5. Fair Value Measurements
The Company uses the three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either observable directly or indirectly, through market corroboration, for substantially the full term of the financial instrument; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company's Level 2 marketable securities are valued using

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

readily available pricing sources which utilize market observable inputs, including the current interest rate for similar types of instruments. During the three months ended March 31, 2011, there were no transfers in or out of any fair value level of measurement.
The following table summarizes the fair value information of short and long term marketable securities as of March 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Demand notes	$—	$5,118	$—	$5,118
Corporate notes	—	33,127	—	33,127
Municipal bonds	—	40,100	—	40,100
Bond fund	10,071	—	—	10,071
Corporate bonds	—	25,119	—	25,119
Certificates of deposit	—	40,000	—	40,000
Total	$10,071	$143,464	$—	$153,535
6. Notes Payable and Long-Term Debt
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
The Loan Documents contain financial covenants requiring the Company's educational institutions to maintain Title IV eligibility (see Note 11, "Regulatory") as well as the Company's maintenance of specified adjusted quick ratios, minimum profitability, minimum cash balances and U.S. Department of Education ("Department") financial responsibility composite scores. The Loan Documents contain other customary affirmative and negative covenants (including cash controls, financial reporting covenants and prohibitions on acquisitions, dividends, stock redemptions and other cash expenditures over a specified amount without Comerica's reasonable consent), representations and warranties and events of default (including the occurrence of a "material adverse effect," as defined in the Loan Documents). The Company was in compliance with all financial covenants in the Loan Documents as of March 31, 2011.
As of March 31, 2011, the Company used the availability under the line of credit to issue letters of credit aggregating $4.6 million. The Company had no borrowings outstanding under the line of credit as of March 31, 2011.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. In May 2009, the Company entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of March 31, 2011, the total available surety bond facility was $5.0 million and the Company had issued surety bonds totaling $3.2 million.

7. Stock-Based Compensation

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The Company recorded $1.8 million and $2.0 million of stock-based compensation expense for the three months ended March 31, 2011 and 2010, respectively. The related income tax benefit was $0.7 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively.
The Company granted options to purchase 1.2 million shares of common stock during the three months ended March 31, 2011. During the three months ended March 31, 2011, options to purchase 0.6 million shares of common stock were exercised with an aggregate intrinsic value of $10.2 million.
The following weighted average assumptions were used to value the options granted during the three months ended March 31, 2011, pursuant to the Black-Scholes option pricing model:

Exercise price per share	$17.10
Risk-free interest rate	2.5%
Expected dividend yield	—
Expected volatility	52.7%
Expected life (in years)	6.1
Grant date fair value per share	$8.93
As of March 31, 2011, there was $17.9 million of unrecognized compensation costs related to unvested options.
8. Warrants
The Company has issued warrants to purchase common stock to various employees, consultants, licensors and lenders. Each warrant represents the right to purchase one share of common stock. No warrants were issued during the three months ended March 31, 2011. During the three months ended March 31, 2011, warrants to purchase 10,000 shares of common stock were exercised. As of March 31, 2011, and December 31, 2010, all outstanding warrants were exercisable. The following table summarizes information with respect to all warrants outstanding as of March 31, 2011, and December 31, 2010 (in thousands, except exercise prices):

Exercise Price	March 31, 2011	December 31, 2010	Expiration Date
$1.125	47	51	2013
$2.250	81	87	2013
$2.835	172	172	2013
$2.925	19	19	2013
$9.000	6	6	2013
Total	325	335
9. Income Taxes
The Company's current estimated annual effective income tax rate that has been applied to normal, recurring operations for the three months ended March 31, 2011, was 37.6%. The Company's effective income tax rate was 37.9% for the three months ended March 31, 2011. The effective rate for the three months ended March 31, 2011, differed from the Company's estimated annual effective tax rate due to the impact of discrete items on the Company's income before the provision for income taxes. These discrete items related to interest accrued on unrecognized tax benefits.
At March 31, 2011, and December 31, 2010, the Company had $8.3 million and $8.1 million of gross unrecognized tax

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

benefits, respectively, of which $5.9 million and $5.8 million, respectively, would impact the effective income tax rate if recognized.
The Company is subject to U.S. federal income tax and multiple state tax jurisdictions. The 2002 through 2010 tax years remain open to examination by major taxing jurisdictions to which the Company is subject. The Internal Revenue Service commenced an audit of the Company's 2008 federal income tax return in November 2010. The audit closed in March 2011 with no significant adjustments.
The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of March 31, 2011, and December 31, 2010, was $1.3 million and $1.5 million, respectively.
10. Share Repurchase Program
On July 30, 2010, the Company's board of directors authorized the repurchase of up to $60.0 million of the Company's outstanding shares of common stock over the following 12 months. Under the share repurchase program, which was announced on August 3, 2010, the Company may purchase shares from time to time in the open market, through block trades or otherwise.
During the three months ended March 31, 2011, the Company repurchased 0.7 million shares of common stock at a weighted average purchase price of $18.33 per share, for a total cost of $12.7 million. As of March 31, 2011, a total of 3.7 million shares were repurchased under the program, at an average cost of $14.86, for a total cost of $54.9 million. Approximately $5.1 million remained authorized and available under the repurchase program at March 31, 2011. The Company may suspend the repurchase program at any time.
11. Regulatory
The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965 ("Higher Education Act") and the regulations promulgated thereunder by the Department of Education (the "Department") subject the Company to significant regulatory scrutiny on the basis of numerous standards that institutions of higher education must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the Higher Education Act.
To participate in Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is physically located, accredited by an accrediting agency recognized by the Department and certified as eligible by the Department. The Department will certify an institution to participate in Title IV programs only after the institution has demonstrated administrative capability, financial responsibility and that it satisfies the various institutional eligibility requirements for certification. A certified institution is subject to review of its ongoing compliance with regulatory requirements by independent auditors, by the Department's Office of Inspector General and the Department's Office of Federal Student Aid. For information regarding the OIG's recently completed compliance audit of Ashford University, see Note 22, "Subsequent Events," in Part I, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011. As of March 31, 2011, management believes the Company is in compliance with applicable Department regulations in all material respects.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

12. Commitments and Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. As of March 31, 2011, the Company was not a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material.
OIG Compliance Audit of Ashford University
On January 21, 2011, Ashford University received a final audit report from the OIG regarding the compliance audit commenced in May 2008 and covering the period July 1, 2006 through June 30, 2007. The final audit report contained findings of noncompliance and recommendations for certain administrative remedies. For additional information, see Note 22, "Subsequent Events," in Part I, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011.
Rosendahl v. Bridgepoint Education, Inc.
In January 2011, the Company received a copy of a complaint filed as a class action lawsuit naming the Company, Ashford University and University of the Rockies as defendants. The complaint was filed in the U.S. District Court for the Southern District of California on January 11, 2011, and is captioned Rosendahl v. Bridgepoint Education, Inc. The complaint generally alleges that the Company and the other defendants engaged in improper, fraudulent and illegal behavior in their efforts to recruit and retain students. The Company believes the lawsuit is without merit and intends to vigorously defend against it.
Iowa Attorney General Civil Investigation of Ashford University
In February 2011, Ashford University received from the Attorney General of the State of Iowa (“Attorney General”) a Civil Investigative Demand and Notice of Intent to Proceed (“CID”) relating to the Attorney General's investigation of whether certain of the university's business practices comply with Iowa consumer laws. The CID contains no specific allegations of wrongdoing. Pursuant to the CID, the Attorney General has requested documents and detailed information for the time period January 1, 2008 to present. Ashford University is evaluating the CID and intends to comply with the Attorney General's request.
Stevens v. Bridgepoint Education, Inc.
In February 2011, the Company received a copy of a complaint filed as a class action lawsuit naming the Company, Ashford University, LLC, and certain employees as defendants. The complaint was filed in the Superior Court of the State of California in San Diego on February 17, 2011, and is captioned Stevens v. Bridgepoint Education, Inc. The complaint generally alleges that the plaintiffs and similarly situated employees were improperly denied certain wage and hour protections under California law. The Company believes the lawsuit is without merit and intends to vigorously defend against it.
Moore v. Ashford University, LLC.
In April 2011, the Company received a copy of a complaint filed as a class action lawsuit naming the Company and Ashford University, LLC, as defendants. The complaint was filed in the Superior Court of the State of California in San Diego on April 25, 2011, and is captioned Moore v. Ashford University, LLC. The complaint generally alleges that the plaintiff and similarly situated employees were improperly denied certain wage and hour protections under California law. The Company believes the lawsuit is without merit and intend to vigorously defend against it.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

13. Subsequent Events
On May 2, 2011, the Company's Board of Directors authorized the repurchase of up to an additional $75.0 million of the Company's outstanding shares of common stock over the subsequent 12 months. Under the share repurchase program, which was announced on May 3, 2011, the Company may purchase shares from time to time in the open market, through block trades or otherwise. This share repurchase authorization is in addition to, and not in replacement of, the $60.0 million approved by the Company's Board of Directors in July 2010.
The timing and extent of any repurchases will depend upon market conditions, the trading price of the Company's shares and other factors, and subject to the restrictions relating to volume, price and timing under applicable law. The share repurchase may be commenced or suspended at any time or from time to time by the Company.
In connection with the expanded share repurchase authorization, on May 2, 2011, the Company entered into a Fourth Amendment to Loan Documents with Comerica pursuant to which the limitation on the amount of cash the Company can spend in any fiscal year without Comerica's consent for stock redemptions, dividend payments, cash acquisitions and other cash expenditures was increased from $75 million in the aggregate to $100 million in the aggregate.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following Management's Discussions and Analysis of Financial Condition ("MD&A") should be read in conjunction with our condensed consolidated financial statements and related notes in Part I, Item 1 of this report. For additional context with which to understand our financial condition and results of operations, see the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011, as well as the consolidated financial statements and related notes contained therein.
Forward-Looking Statements
This MD&A and other sections of this report contain "forward-looking statements" as defined by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources. These forward-looking statements may include, without limitation, statements regarding: our ability to expand the student base as needed; the resilience of our student enrollment during the economic downturn; our anticipated growth in student enrollment and operating income relative to prior periods; our anticipated seasonal fluctuations in results of operations; expectations that regulatory changes by the U.S. Department of Education (the “Department”) or other matters may have a material adverse effect on our enrollments, financial position, results of operations and liquidity; our estimated tax rate; expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations; expectations regarding our ability to generate cash from operating activities for the foreseeable future; expectations regarding investment plans, capital expenditures and use of commercial financing and lines of credit; projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; management's goals and objectives; expectations regarding the efficacy of investment in advertising and admissions counselors; and other similar matters that are not historical facts. Words such as "may," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions, as well as statements in the future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking.
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
Overview
Background
We are a provider of postsecondary education services. Our regionally accredited academic institutions, Ashford University and the University of the Rockies, offer associate's, bachelor's, master's and doctoral programs in the disciplines of business, education, psychology, social sciences and health sciences. Our institutions deliver programs online as well as at their traditional campuses located in Clinton, Iowa and Colorado Springs, Colorado. As of March 31, 2011, our institutions offered approximately 1,400 courses, 80 degree programs and 140 specializations.
Key operating data
In evaluating our operating performance, our management focuses in large part on (i) revenue, (ii) operating income and (iii) period end enrollment at our academic institutions (online and campus-based). The following table, which you should read in conjunction with our condensed consolidated financial statements, which are contained elsewhere in this report, presents our key operating data for the three months ended March 31, 2011 and 2010 (in thousands, except for enrollment data):

	Three Months Ended March 31,
	2011	2010
Consolidated Statement of Income Data:	(unaudited)
Revenue	$229,432	$156,067
Operating Income	$86,112	$50,088
Consolidated Other Data:
Period end enrollment (unaudited)(1)
Online	87,298	65,051
Campus	954	737
Total	88,252	65,788
(1)    We define enrollments as the number of active students on the last day of the financial reporting period. A student is considered an active student if he or she has attended a class within the prior 30 days unless the student has graduated or has provided us with notice of withdrawal.
Key historical trends in results of operations
We have experienced significant growth in enrollments, revenue and operating income, as well as improvement in liquidity since our acquisition of Ashford University in March 2005. We believe our enrollment and revenue growth has been driven primarily by (i) our significant investment in admissions counselors and online advertising which commenced immediately upon our acquisition of Ashford University and (ii) students' acceptance of our value proposition. Our significant growth in operating income is primarily a result of leveraging our fixed costs with increased revenue.
The growth that we experienced from the launch of Ashford University's first online program in 2005 continued throughout 2010 and early 2011. In 2011, enrollment grew from 77,892 at December 31, 2010, to 88,252 at March 31, 2011, an increase of 13.3%. In the three months ended March 31, 2011, we had new student starts of approximately 27,550, compared with new starts of 24,300 for the same period in 2010. From the launch in 2005 to March 31, 2011, enrollment growth had a compound annual growth rate of 132%. While it would be difficult to maintain such a large growth rate, we expect to continue to grow in the next five years. We believe that our dynamic structure allows us to expand our student base as needed, while maintaining the same high quality education for all our students.
We have significantly expanded our operations due to our continued growth since our launch. In 2011, we leased approximately 151,000 square feet of office space in Denver, Colorado, which we intend to use primarily for administrative offices, meeting rooms and other support services. In 2010, we entered into leases for additional building square footage, purchased additional student housing on the Ashford University campus and also expanded our Ashford University campus by constructing a new athletic facility.
Anticipated future trends in results of operations
In recent years, we have seen student enrollments and revenue continue to increase despite difficult general economic conditions. We have not seen any unfavorable impact from the fluctuation in general economic conditions on our liquidity, capital resources or results of operations. While we cannot guarantee that these trends will continue, we believe that the performance of our company has been resilient in the current economic environment due to (i) the continued availability of Title IV funds to finance student tuition payments, (ii) increased demand for postsecondary education resulting from a deteriorating labor market and (iii) efficiencies in advertising costs. To meet the challenges of the current economy, we plan to continue to invest significantly in admissions counselors and online and other advertising, which we expect will result in our total student enrollment and operating income continuing to grow, though perhaps not at the same rate as in the past, particularly given the larger size of our enrollment base and the changing regulatory environment, including any future changes in regulation over areas such as incentive compensation or gainful employment. As other institutions have disclosed, and as our pilot programs with revised compensation structures have indicated, we expect that our admissions counselors' new enrollment productivity will decline as a result of the changes in compensation methodology and that the majority of the impact will be realized in the second half of 2011.
Liquidity and capital resources and anticipated capital expenditures
We have financed our operating activities and capital expenditures during 2011 and 2010 primarily through cash provided by operating activities. At March 31, 2011, we had cash, cash equivalents and marketable securities totaling $365.4 million and no long term debt. Based on our current level of operations and anticipated growth in enrollments, we believe that our cash flow from operating activities, our existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. For the year ending December 31, 2011, we expect capital expenditures to be approximately $47.0 million.
Recent Developments
HELP Committee hearing. On March 10, 2011, the U.S. Senate Committee on Health, Education, Labor and Pensions ("HELP Committee") held a hearing regarding Bridgepoint Education, Inc. and Ashford University entitled “Bridgepoint Education, Inc.: A Case Study in For-Profit Education and Oversight.” The HELP Committee invited our CEO and President to testify at the hearing; however, we declined to have Mr. Clark, or any other witness, testify at the hearing to avoid compromising the integrity of the proceedings before the Department's Office of Federal Student Aid related to the recently completed compliance audit of Ashford University by the Department's Office of the Inspector General, and to preserve Ashford University's right to due process with respect to such proceedings.
Correction to unofficial trial three-year cohort default rates for 2008 federal fiscal year. On April 21, 2011, the Department published revised unofficial trial cohort default rates for the 2008 federal fiscal year after discovering an error in the rates the Department released in February 2011. The corrected unofficial trial three-year cohort default rate for Ashford University for the 2008 federal fiscal year was 20.0% (previously reported at 21.7%); there was no change for the rate previously reported for University of the Rockies (2.5%).
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
Critical Accounting Policies and Use of Estimates
For a discussion of our critical accounting policies and estimates, see "Critical Accounting Policies and Use of Estimates" in the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011.

Results of Operations
The following table sets forth the condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2011	2010
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	24.3	25.3
Marketing and promotional	25.7	28.3
General and administrative	12.5	14.3
Total costs and expenses	62.5	67.9
Operating income	37.5	32.1
Other income, net	(0.3)	(0.2)
Income before income taxes	37.8	32.3
Income tax expense	14.3	13.2
Net income	23.5%	19.1%
Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010
Revenue.    Our revenue for the three months ended March 31, 2011, was $229.4 million, representing an increase of $73.3 million, or 47.0%, as compared to revenue of $156.1 million for the three months ended March 31, 2010. This increase was primarily due to enrollment growth of 34.1%, from 65,788 students at March 31, 2010, to 88,252 students at March 31, 2011. Enrollment growth is driven by various factors including prospective students' acceptance of our value proposition, the quality of lead generation efforts, the number of admissions counselors and our ability to retain existing students. In addition to the increase in student enrollment, the revenue increase was also positively impacted by the 5% tuition increase for online courses at our institutions which became effective on April 1, 2010. The tuition increase accounted for approximately 12.6% of the $73.3 million revenue increase between periods. The revenue increase was partially offset by an increase in institutional scholarships of $7.9 million in the aggregate between periods. We earned technology fees of $18.7 million for the three months ended March 31, 2011, representing 8.1% of total revenue during the period, compared to technology fees of $9.7 million for the three months ended March 31, 2010, representing 6.2% of total revenue during that period. We increased the technology fee from $990 to $1,290, for degree-seeking online students at Ashford University and University of the Rockies starting on or after August 3, 2010, which fee increase accounted for $4.5 million, or 6.1%, of the revenue increase between periods.
Instructional costs and services.    Our instructional costs and services for the three months ended March 31, 2011, were $55.8 million, representing an increase of $16.4 million, or 41.5%, as compared to instructional costs and services of $39.4 million for the three months ended March 31, 2010. This increase was primarily due to additional costs necessary to support the increased student enrollment. Specific increases between periods were direct wages of $5.0 million, instructor fees of $3.5 million, bad debt expense of $3.7 million, financial aid processing costs of $1.9 million and facilities costs of $0.9 million. Instructional costs and services decreased, as a percentage of revenue, to 24.3% for the three months ended March 31, 2011, as compared to 25.3% for the three months ended March 31, 2010. The decrease of 1.0%, as a percentage of revenue, included relative decreases in license fees of 0.4% as well as 0.4% in direct compensation in the areas of academic management, financial aid support and student services. Bad debt expense for the three months ended March 31, 2011 was 5.1%, compared to 5.1% for three months ended March 31, 2010.
Marketing and promotional expenses.    Our marketing and promotional expenses for the three months ended March 31, 2011, were $59.0 million, representing an increase of $14.8 million, or 33.4%, as compared to marketing and promotional expenses of $44.2 million for the three months ended March 31, 2010. The increase was primarily due to the growth of our admissions counselor workforce, as well as costs incurred to purchase additional leads. Specific factors contributing to the overall increase between periods were increases in selling compensation of $8.6 million, advertising of $3.8 million and facilities costs of $2.0 million. The increase in selling compensation and advertising spending is expected to continue as we grow our admissions counselor workforce and increase our lead generation efforts to support such personnel. Our marketing and promotional expenses, as a percentage of revenue, decreased to 25.7% for the three months ended March 31, 2011, from 28.3% for the three months ended March 31, 2010. The decrease of 2.6% as a percentage of revenue included relative decreases in selling compensation, advertising and facilities costs of 1.3%, 0.7% and 0.2%, respectively. These decreases were due to efficiencies gained by having a larger student base.
General and administrative expenses.    Our general and administrative expenses for the three months ended March 31, 2011, were $28.5 million, representing an increase of $6.2 million, or 27.8%, as compared to general and administrative expenses of $22.3 million for the three months ended March 31, 2010. The overall increase between periods was primarily due to increases in administrative costs required to support our larger student base. Specific increases between periods were administrative labor of $2.3 million, professional fees of $0.9 million and facilities costs of $0.7 million. Our general and administrative expenses as a percentage of revenue, decreased to 12.5% for the three months ended March 31, 2011, from 14.3% for the three months ended March 31, 2010. The decrease of 1.8% included relative decreases in administrative labor and stock-based compensation of 1.2% and 0.3%, respectively.
Other income, net.    Other income, net, was $0.7 million for the three months ended March 31, 2011, as compared to $0.2 million for the three months ended March 31, 2010, representing an increase of $0.5 million. The increase was primarily due to increased levels of interest income and increased yield on higher average cash balances.
Income tax expense.    We recognized tax expense for the three months ended March 31, 2011 and 2010, of $32.9 million and $20.5 million, respectively, at effective tax rates of 37.9% and 40.7%, respectively. The decrease in our effective tax rate between periods was primarily due to a lower state tax rate resulting from a California law change effective in 2011.
Net income.    Net income was $53.9 million for the three months ended March 31, 2011, compared to net income of $29.8 million for the three months ended March 31, 2010, an increase of $24.1 million, as a result of the factors discussed above.
Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the three months ended March 31, 2011 and 2010, primarily through cash provided by operating activities. Our cash and cash equivalents were $211.8 million at March 31, 2011, and $188.5 million at December 31, 2010. At March 31, 2011, and December 31, 2010, we had marketable securities of $153.5 million and $110.6 million, respectively.
We manage our excess cash pursuant to the quantitative and qualitative operational guidelines of our cash investment policy. Our cash investment policy, which was adopted by our audit committee and our board of directors and is managed by our chief financial officer, has the following primary objectives (in order of priority): preserving principal, meeting our liquidity needs, minimizing market and credit risk, and providing after-tax returns. Under the policy's guidelines, we invest our excess cash exclusively in high-quality, U.S. dollar-denominated financial instruments. For a discussion of the measures we use to mitigate the exposure of our cash investments to market risk, credit risk and interest rate risk, see Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this report.
Available borrowing facilities
In January 2010, we entered into a $50 million revolving line of credit with Comerica Bank ("Comerica") pursuant to a Credit Agreement, Revolving Credit Note and Security Agreement (collectively, the "Loan Documents"). For more information about the Loan Documents, see Note 6, “Notes Payable and Long-Term Debt,” to our condensed consolidated financial statements which are included elsewhere in this report. As of March 31, 2011, we used the availability under the line of credit to issue letters of credit aggregating $4.6 million. We had no borrowings outstanding under the line of credit as of March 31, 2011.
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of March 31, 2011, the total available surety bond facility was $5.0 million and we had issued surety bonds totaling $3.2 million under such facility.
Share repurchase program
On July 30, 2010, our board of directors authorized the repurchase of up to $60.0 million of our outstanding shares of common stock over the following 12 months (the "2010 Repurchase Program"). We announced the 2010 Repurchase Program on August 3, 2010. During the three months ended March 31, 2011, we repurchased 0.7 million shares under the 2010 Repurchase Program at a weighted average cost of $18.33 per share, for a total purchase price of $12.7 million. As of March 31, 2011, a total of 3.7 million shares were repurchased under the 2010 Repurchase Program, at an average cost of $14.86, for a total cost of $54.9 million. Approximately $5.1 million remained authorized and available under the 2010 Repurchase Program at March 31, 2011.
On May 2, 2011, our board of directors authorized the repurchase of up to an additional $75.0 million of our outstanding shares of common stock over the following 12 months (the "2011 Repurchase Program"). The 2011 Repurchase Program, which was announced on May 3, 2011, is an expansion of, and does not replace, the 2010 Repurchase Program.
Under both repurchase programs, we may purchase shares from time to time in the open market, through block trades or otherwise. The timing and extent of any repurchases will depend upon market conditions, the trading price of our shares and other factors, and subject to the restrictions relating to volume, price and timing under applicable law. The repurchase programs may be commenced or suspended at any time or from time to time.
Title IV funding
Our academic institutions derive the substantial majority of their respective revenues from various federal student financial assistance programs under Title IV of the Higher Education Act of 1965. Our institutions are subject to significant regulatory scrutiny on the basis of numerous standards that the institutions must satisfy in order to participate in Title IV programs. For more information regarding Title IV programs and the regulation thereof, see “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011. The balance of revenues derived by our institutions is from military and government reimbursement, cash pay and corporate reimbursement, private loans and the internal loan program at the University of the Rockies.
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
Operating activities
Net cash provided by operating activities was $81.5 million and $54.6 million for the three months ended March 31, 2011 and 2010, respectively. The overall increase of $26.9 million between periods was primarily related to the increase of $24.1 million in net income between periods. We expect to continue to generate cash from our operating activities for the foreseeable future.
Investing activities
Cash used in investing activities consisted primarily of capital expenditures and investments in and maturities of marketable securities. Net cash used in investing activities was $49.6 million and $3.6 million for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, we purchased $53.9 million of marketable securities and there were maturities of $10.0 million. Capital expenditures for three months ended March 31, 2011 were $5.2 million, compared with $3.6 million for the three months ended March 31, 2010. We will continue to invest in computer equipment and office furniture and fixtures to support our increasing employee headcount. For the year ending

December 31, 2011, we expect our capital expenditures to be approximately $47.0 million.
Financing activities
Net cash (used in) provided by financing activities was $(8.5) million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, net cash used in financing activities primarily reflects that we repurchased $12.7 million of our common stock pursuant to the share repurchase program.
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
Significant cash and contractual obligations
The following table sets forth, as of March 31, 2011, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
	Total	2011-2012	2013-2014	2015	Thereafter
	(In thousands)
Operating lease obligations	$369,606	$47,967	$77,395	$40,448	$203,796
Other contractual obligations	28,368	14,609	13,699	60	—
Uncertain tax positions	8,397	8,397	—	—	—
Total	$406,371	$70,973	$91,094	$40,508	$203,796
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
Interest rate risk
To the extent we borrow funds under our line of credit with Comerica, we would be subject to fluctuations in interest rates. As of March 31, 2011, we had no borrowings under the line of credit.
Our future investment income may vary from expectations due to changes in interest rates. At March 31, 2011, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned from cash, cash equivalents or marketable securities.
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

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
In April 2011, we received a copy of a complaint filed as a class action lawsuit naming us and Ashford University, LLC, as defendants. The complaint was filed in the Superior Court of the State of California in San Diego on April 25, 2011, and is captioned Moore v. Ashford University, LLC. The complaint generally alleges that the plaintiff and similarly situated employees were improperly denied certain wage and hour protections under California law. We believe the lawsuit is without merit and intend to vigorously defend against it.
For information regarding other material pending legal proceedings involving us, including a civil investigative demand from the Attorney General of the State of Iowa, see "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011. There have been no material developments with respect to any of such proceedings since the filing of such report.
From time to time, we are also a party to various lawsuits, claims and other ordinary routine litigation incidental to our business, none of which are expected to have a material impact on our financial condition or results of operations.
Item 1A.    Risk Factors.
        Investing in our common stock involves risk. In addition to the updated risk factors set forth below, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Recent negative publicity regarding private sector postsecondary education institutions, including our institutions, could impair the ability of our institutions to attract and retain students.
        In recent years, Congressional, federal, state and accrediting agency investigations and civil litigation have been commenced against several postsecondary educational institutions, including Ashford University and the University of the Rockies. These investigations and lawsuits have alleged, among other things, deceptive trade practices and noncompliance with Department and other regulations. These allegations have recently attracted a significant amount of adverse media coverage and have been the subject of federal and state legislative hearings. including several hearings held by the Health, Education, Labor and Pensions Committee of the U.S. Senate ("HELP Committee") in 2010 and 2011, one of which focused exclusively on Bridgepoint Education, Inc. and Ashford University. Such adverse publicity may negatively impact public perceptions of private sector postsecondary educational institutions, including Ashford University and the University of the Rockies, which in turn could affect the ability of our institutions to attract and retain students, either of which could have a material adverse effect on our enrollments, revenues and results of operations.
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
On June 24, 2010, the HELP Committee released a report, entitled, "Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education" and held the first in a series of hearings to examine the proprietary education sector. The HELP Committee held a second hearing on August 4, 2010, entitled, "For Profit Schools: The Student Recruitment Experience." Sen. Tom Harkin, the Chairman of the HELP Committee, stated at the August hearing that he is concerned about the practices of proprietary schools, the increasing amount of Title IV funding received by the proprietary sector and the effectiveness of accrediting bodies in ensuring academic and other standards. In addition, Sen. Harkin has stated that the recently proposed regulations by the Department regarding incentive compensation of recruiting personnel, gainful employment standards and other matters, while useful, are only a start to addressing the problems he perceives in the sector. Following the August hearing, Sen. Harkin requested a broad range of detailed information from 30 proprietary institutions, including our company's institutions. We have been and intend to continue being responsive to the requests of the HELP Committee. On September 30, 2010, the HELP Committee held a third hearing and Sen. Harkin's staff released a memorandum entitled "The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma." On February 8, 2011, Sen. Harkin spoke on the floor of the U.S. Senate and asserted that proprietary schools, including Ashford University, engage in overly aggressive and misleading tactics to recruit students. On March 10, 2011, the HELP Committee held a fourth hearing regarding us and Ashford University entitled “Bridgepoint Education, Inc.: A Case Study in For-Profit Education and Oversight.”
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Share repurchase program.    The following table sets forth information regarding repurchases of our common stock on a monthly basis for the three months ended March 31, 2011:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2011 through January 31, 2011	—	—	—	$ 17.8 million
February 1, 2011 through February 28, 2011	—	—	—	$ 17.8 million
March 1, 2011 through March 31, 2011	693,638	$18.33	693,638	$ 5.1 million
Total	693,638	$18.33	693,638	$ 5.1 million

(1)
On July 30, 2010, our board of directors authorized the repurchase of up to $60.0 million of our outstanding shares of common stock. This share repurchase program, which was announced on August 3, 2010, expires 12 months from the date of authorization.

Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    (Removed and Reserved).
Item 5.    Other Information.
On May 2, 2011, we entered into a Fourth Amendment to Loan Documents with Comerica pursuant to which the limitation on the amount of cash we can spend in any fiscal year without Comerica's consent for stock redemptions, dividend payments, cash acquisitions and other cash expenditures was increased from $75 million in the aggregate to $100 million in the aggregate.
This disclosure is provided in lieu of disclosure under Items 1.01 and 3.03 of Form 8-K.

Item 6.    Exhibits.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on May 21, 2009).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Form S-1 filed on March 20, 2009).
4.1	Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1 filed on March 30, 2009).
4.2	Second Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Form S-1 filed on September 4, 2009).
10.1	Office Lease dated February 28, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.*
10.2	Addendum to CampusCare Maintenance and Support Agreement dated February 11, 2011 with Campus Management Corporation.*
10.3	Amended and Restated 2009 Stock Option Plan - Form of Nonstatutory Stock Option Agreement (effective March 2011).
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

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.

May 3, 2011	/s/ DANIEL J. DEVINE
Daniel J. Devine Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)