Form 10-Q
period 2011-06-30
Bridgepoint Education Inc
filed 2011-08-02
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of July 29, 2011, was 52,534,873.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of June 30, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$210,495	$188,518
Restricted cash	25	25
Marketable securities	78,032	90,611
Accounts receivable, net	78,685	58,415
Deferred income taxes	7,039	7,039
Prepaid expenses and other current assets	13,267	12,650
Total current assets	387,543	357,258
Property and equipment, net	75,500	66,542
Marketable securities	68,837	20,000
Goodwill and intangibles, net	5,209	4,123
Deferred income taxes	15,845	15,845
Other long-term assets	8,566	7,457
Total assets	$561,500	$471,225
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,081	$5,076
Accrued liabilities	47,618	34,895
Deferred revenue and student deposits	180,730	173,576
Total current liabilities	231,429	213,547
Rent liability	14,191	10,910
Other long-term liabilities	8,538	8,527
Total liabilities	254,158	232,984
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at June 30, 2011, and December 31, 2010	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 57,782 issued and 52,198 outstanding at June 30, 2011; 55,801 issued and 52,799 outstanding at December 31, 2010	578	558
Additional paid-in capital	120,902	101,463
Retained earnings	284,481	178,413
Treasury stock, 5,584 and 3,002 shares at cost at June 30, 2011, and December 31, 2010, respectively	(98,619)	(42,193)
Total stockholders' equity	307,342	238,241
Total liabilities and stockholders' equity	$561,500	$471,225
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$239,880	$173,840	$469,313	$329,907
Costs and expenses:
Instructional costs and services	62,012	43,257	117,821	82,693
Marketing and promotional	62,188	50,096	121,154	94,309
General and administrative	33,131	21,257	61,677	43,588
Total costs and expenses	157,331	114,610	300,652	220,590
Operating income	82,549	59,230	168,661	109,317
Other income, net	(657)	(370)	(1,330)	(617)
Income before income taxes	83,206	59,600	169,991	109,934
Income tax expense	31,057	24,330	63,923	44,841
Net income	$52,149	$35,270	$106,068	$65,093
Earnings per common share:
Basic	$0.99	$0.65	$2.00	$1.19
Diluted	$0.90	$0.58	$1.82	$1.07
Weighted average number of common shares outstanding used in computing earnings per common share:
Basic	52,911	54,608	52,943	54,490
Diluted	57,939	60,728	58,253	60,613
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2010	55,801	$558	$101,463	$178,413	$(42,193)	$238,241
Stock-based compensation	—	—	4,796	—	—	4,796
Exercise of stock options	1,906	20	3,557	—	—	3,577
Excess tax benefit of option exercises	—	—	10,365	—	—	10,365
Stock issued under employee stock purchase plan	36	—	642	—	—	642
Exercise of warrants	39	—	79	—	—	79
Repurchase of common stock	—	—	—	—	(56,426)	(56,426)
Net income	—	—	—	106,068	—	106,068
Balance at June 30, 2011	57,782	$578	$120,902	$284,481	$(98,619)	$307,342
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$106,068	$65,093
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	23,614	16,262
Depreciation and amortization	5,572	3,776
Amortization of premium/discount	1,380	(12)
Deferred income taxes	—	(13)
Stock-based compensation	4,796	3,681
Excess tax benefit of option exercises	(10,365)	(757)
Loss on disposal of fixed assets	11	—
Changes in operating assets and liabilities:
Accounts receivable	(43,884)	(54,547)
Prepaid expenses and other current assets	360	(3,131)
Other long-term assets	(1,109)	(934)
Accounts payable and accrued liabilities	19,276	7,899
Deferred revenue and student deposits	7,154	3,458
Other liabilities	3,292	4,638
Net cash provided by operating activities	116,165	45,413
Cash flows from investing activities
Capital expenditures	(12,477)	(12,060)
Purchases of marketable securities	(114,115)	(5,009)
Capitalized curriculum development costs	(1,333)	(259)
Maturities of marketable securities	75,500	30,000
Net cash (used in) provided by investing activities	(52,425)	12,672
Cash flows from financing activities
Proceeds from the exercise of stock options	3,577	411
Excess tax benefit of option exercises	10,365	757
Proceeds from the issuance of stock under employee stock purchase plan	642	501
Proceeds from the exercise of warrants	79	1,188
Repurchase of common stock	(56,426)	—
Payments of capital lease obligations	—	(634)
Net cash (used in) provided by financing activities	(41,763)	2,223
Net increase in cash and cash equivalents	21,977	60,308
Cash and cash equivalents at beginning of period	188,518	125,562
Cash and cash equivalents at end of period	$210,495	$185,870
Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$3,524	$810
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
3. Earnings Per Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income by the sum of (i) the weighted average number of common shares outstanding for the period and (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive.
Potentially dilutive common shares for the three and six months ended June 30, 2011, consisted of incremental shares of common stock issuable upon the exercise of options and warrants and upon the settlement of restricted stock units. Potentially dilutive common shares for the three and six months ended June 30, 2010, consisted of incremental shares of common stock issuable upon the exercise of options and warrants.
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$52,149	$35,270	$106,068	$65,093
Denominator:
Weighted average number of common shares outstanding	52,911	54,608	52,943	54,490
Effect of dilutive options	4,756	5,814	5,031	5,754
Effect of dilutive warrants	272	306	279	369
Diluted weighted average number of common shares outstanding	57,939	60,728	58,253	60,613
Earnings per common share:
Basic earnings per common share	$0.99	$0.65	$2.00	$1.19
Diluted earnings per common share	$0.90	$0.58	$1.82	$1.07
For the periods indicated below, the computation of dilutive common shares outstanding excludes certain options to purchase shares of common stock and certain restricted stock units because their effect was anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Options	1,630	296	1,085	183
Restricted stock units	2	—	1	—
4. Significant Balance Sheet Accounts
Accounts Receivable, Net
Accounts receivable, net, consist of the following (in thousands):

	As of June 30, 2011	As of December 31, 2010
Accounts receivable	$105,317	$86,505
Less allowance for doubtful accounts	(26,632)	(28,090)
Accounts receivable, net	$78,685	$58,415
The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
For the six months ended June 30, 2011	$(28,090)	23,614	(25,072)	$(26,632)
For the six months ended June 30, 2010	$(16,171)	16,262	(9,669)	$(22,764)

(1)	Deductions represent accounts written off, net of recoveries.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	As of June 30, 2011	As of December 31, 2010
Prepaid expenses	$6,496	$4,730
Prepaid licenses	1,047	1,080
Prepaid income taxes	—	3,526
Prepaid insurance	3,439	999
Other current assets	2,285	2,315
Total prepaid expenses and other current assets	$13,267	$12,650
Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	As of June 30, 2011	As of December 31, 2010
Land	$7,091	$7,091
Buildings	14,988	13,886
Furniture, office equipment and software	59,438	47,600
Leasehold improvements	17,389	16,094
Vehicles	92	53
Total property and equipment	98,998	84,724
Less accumulated depreciation and amortization	(23,498)	(18,182)
Total property and equipment, net	$75,500	$66,542
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of June 30, 2011	As of December 31, 2010
Accrued salaries and wages	$11,709	$10,457
Accrued bonus	1,672	5,069
Accrued vacation	6,305	4,962
Accrued expenses	19,556	14,407
Accrued income taxes payable	8,376	—
Total accrued liabilities	$47,618	$34,895
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consist of the following (in thousands):

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	As of June 30, 2011	As of December 31, 2010
Deferred revenue	$58,189	$41,681
Student deposits	122,541	131,895
Total deferred revenue and student deposits	$180,730	$173,576
5. Fair Value Measurements
The Company uses the three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either observable directly or indirectly, through market corroboration, for substantially the full term of the financial instrument; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company's Level 2 marketable securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate for similar types of instruments. During the three and six months ended June 30, 2011, there were no transfers in or out of any fair value level of measurement.
The following table summarizes the fair value information of short and long-term marketable securities as of June 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Demand notes	$—	$25,171	$—	$25,171
Corporate notes and bonds	—	82,098	—	82,098
Bond fund	10,111	—	—	10,111
Certificates of deposit	—	29,489	—	29,489
Total	$10,111	$136,758	$—	$146,869
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
The Loan Documents contain financial covenants requiring the Company's educational institutions to maintain Title IV eligibility (see Note 11, "Regulatory") as well as the Company's maintenance of specified adjusted quick ratios, minimum profitability, minimum cash balances and U.S. Department of Education ("Department") financial responsibility composite scores. The Loan Documents contain other customary affirmative and negative covenants (including cash controls, financial reporting covenants and prohibitions on acquisitions, dividends, stock redemptions and other cash expenditures over a specified amount without Comerica's reasonable consent), representations and warranties and events of default (including the occurrence of a "material adverse effect," as defined in the Loan Documents). The Company was in compliance with all financial covenants in the Loan Documents as of June 30, 2011.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of June 30, 2011, the Company used the availability under the line of credit to issue letters of credit aggregating $4.0 million. The Company had no borrowings outstanding under the line of credit as of June 30, 2011.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. In May 2009, the Company entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of June 30, 2011, the total available surety bond facility was $5.0 million and the Company had issued surety bonds totaling $3.3 million.
7. Stock-Based Compensation
The Company recorded $3.0 million and $1.7 million of stock-based compensation expense for the three months ended June 30, 2011 and 2010, respectively, and $4.8 million and $3.7 million for the six months ended June 30, 2011 and 2010, respectively. The related income tax benefit was $1.1 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively, and $1.8 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively.
The Company granted options to purchase 45,000 shares of common stock during the three months ended June 30, 2011. During the three months ended June 30, 2011, options to purchase 1.3 million shares of common stock were exercised with an aggregate intrinsic value of $22.5 million.
The following weighted average assumptions were used to value the options granted during the three months ended June 30, 2011, pursuant to the Black-Scholes option pricing model:

Exercise price per share	$20.21
Risk-free interest rate	2.2%
Expected dividend yield	—
Expected volatility	52.4%
Expected life (in years)	6.1
Grant date fair value per share	$10.40
As of June 30, 2011, there was $14.9 million of unrecognized compensation cost related to unvested options.
During the three months ended June 30, 2011, the Company awarded 56,855 restricted stock units ("RSUs") under the Company's Amended and Restated 2009 Stock Incentive Plan at a weighted average stock price of $23.97, for a total value granted of $1.4 million. As of June 30, 2011, there was $1.4 million of unrecognized compensation cost related to unvested RSUs. No RSUs vested during the three months ended June 30, 2011.
Each RSU represents a future issuance of one share of common stock contingent upon the recipient's continued service to the Company through the vesting date. Upon the vesting date, RSUs are automatically settled for shares of the Company's common stock unless the applicable award agreement provides for delayed settlement. If, prior to the vesting date, the employee's status as a full-time employee is terminated, then the RSU is automatically cancelled on the employment termination date. The fair value of an RSU is calculated based on the market value of the common stock on the grant date and is amortized over the applicable vesting period.
8. Warrants
The Company has issued warrants to purchase common stock to various employees, consultants, licensors and lenders. Each warrant represents the right to purchase one share of common stock. No warrants were issued during the three months ended June 30, 2011. During the three months ended June 30, 2011, warrants to purchase 29,000 shares of common stock were exercised. As of June 30, 2011, and December 31, 2010, all outstanding warrants were exercisable. The following table summarizes information with respect to all warrants outstanding as of June 30, 2011, and December 31, 2010 (in thousands,

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

except exercise prices):

Exercise Price	June 30, 2011	December 31, 2010	Expiration Date
$1.125	43	51	2013
$2.250	56	87	2013
$2.835	172	172	2013
$2.925	19	19	2013
$9.000	6	6	2013
Total	296	335
9. Income Taxes
The Company's current estimated annual effective income tax rate that has been applied to normal, recurring operations for the six months ended June 30, 2011, was 37.4%. The Company's effective income tax rate was 37.6% for the six months ended June 30, 2011. The effective rate for the six months ended June 30, 2011, differed from the Company's estimated annual effective tax rate due to the impact of discrete items on the Company's income before the provision for income taxes, particularly interest accrued on unrecognized tax benefits.
At both June 30, 2011, and December 31, 2010, the Company had $8.1 million of gross unrecognized tax benefits, of which $5.8 million would impact the effective income tax rate if recognized.
The Company is subject to U.S. federal income tax and multiple state tax jurisdictions. The 2002 through 2010 tax years remain open to examination by major taxing jurisdictions to which the Company is subject. The Internal Revenue Service commenced an audit of the Company's 2008 federal income tax return in November 2010. The audit closed in March 2011 with no significant adjustments.
The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of June 30, 2011, and December 31, 2010, was $1.2 million and $1.5 million, respectively.
10. Share Repurchase Program
On July 30, 2010, the Company's board of directors authorized the repurchase of up to $60.0 million of the Company's outstanding shares of common stock over the following 12 months (the "2010 Repurchase Program"). On May 2, 2011, the Company's board of directors authorized the repurchase of up to an additional $75.0 million of the Company's outstanding shares of common stock over the following 12 months (the "2011 Repurchase Program"). Under the 2011 Repurchase Program, which was announced on May 3, 2011, the Company may purchase shares from time to time in the open market, through block trades or otherwise. This share repurchase authorization is in addition to, and not in replacement of, the $60.0 million authorized under the 2010 Repurchase Program.
Under the Company's repurchase programs, the timing and extent of any repurchases depends upon market conditions, the trading price of the Company's shares and other factors, and subject to the restrictions relating to volume, price and timing under applicable law. The share repurchase programs may be suspended at any time or from time to time by the Company.
During the three months ended June 30, 2011, the Company repurchased 1.9 million shares of common stock at a weighted average purchase price of $23.15 per share, for a total cost of $43.7 million. As of June 30, 2011, the Company repurchased a total of 5.6 million shares at a weighted average cost of $17.66, for a total cost of $98.6 million. Approximately $36.4 million remained authorized and available under the 2011 Repurchase Program at June 30, 2011; no amounts were available under the 2010 Repurchase Program as of June 30, 2011.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11. Regulatory
The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended ("Higher Education Act"), and the regulations promulgated thereunder by the Department subject the Company to significant regulatory scrutiny on the basis of numerous standards that institutions of higher education must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the Higher Education Act.
To participate in Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is physically located, accredited by an accrediting agency recognized by the Department and certified as eligible by the Department. The Department will certify an institution to participate in Title IV programs only after the institution has demonstrated administrative capability, financial responsibility and that it satisfies the various institutional eligibility requirements for certification. A certified institution is subject to review of its ongoing compliance with regulatory requirements by independent auditors, by the Department's Office of Inspector General and the Department's Office of Federal Student Aid. For information regarding the OIG's recently completed compliance audit of Ashford University, see Note 22, "Subsequent Events," in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011. As of June 30, 2011, management believes the Company's institutions are in compliance with applicable Department regulations in all material respects.
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
12. Commitments and Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. As of June 30, 2011, the Company was not a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material.
OIG Compliance Audit of Ashford University
On January 21, 2011, Ashford University received a final audit report from the OIG regarding the compliance audit commenced in May 2008 and covering the period July 1, 2006 through June 30, 2007. The final audit report contained findings of noncompliance and recommendations for certain administrative remedies. For additional information, see Note 22, "Subsequent Events," in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011.
Rosendahl v. Bridgepoint Education, Inc.
In January 2011, the Company received a copy of a complaint filed as a class action lawsuit naming the Company, Ashford University and University of the Rockies as defendants. The complaint was filed in the U.S. District Court for the

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
Iowa Attorney General Civil Investigation of Ashford University
In February 2011, Ashford University received from the Attorney General of the State of Iowa (“Iowa Attorney General”) a Civil Investigative Demand and Notice of Intent to Proceed (“CID”) relating to the Iowa Attorney General's investigation of whether certain of the university's business practices comply with Iowa consumer laws. The CID contains no specific allegations of wrongdoing. Pursuant to the CID, the Iowa Attorney General has requested documents and detailed information for the time period January 1, 2008 to present. Ashford University is responding to the CID and intends to comply with the Iowa Attorney General's request.
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
Moore v. Ashford University, LLC
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
New York Attorney General Investigation of Bridgepoint Education, Inc.
In May 2011, the Company received from the Attorney General of the State of New York (“NY Attorney General”) a Subpoena Duces Tecum (“Subpoena”) relating to the NY Attorney General's investigation of whether the Company and its academic institutions have complied with certain New York state consumer protection, securities and finance laws. Pursuant to the Subpoena, the NY Attorney General has requested from the Company and its academic institutions documents and detailed information for the time period March 17, 2005, to present. The Company is responding to the Subpoena and intends to comply with the NY Attorney General's request.
Sanchez v. Bridgepoint Education, Inc.
In May 2011, the Company received a copy of a complaint filed as a class action lawsuit naming the Company as a defendant. The complaint was filed in the Superior Court of the State of California in San Diego on May 6, 2011, and is captioned Sanchez v. Bridgepoint Education, Inc. The complaint generally alleges that the plaintiff and similarly situated employees were improperly denied certain wage and hour protections under California law. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following Management's Discussions and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our condensed consolidated financial statements and related notes in Part I, Item 1 of this report. For additional context with which to understand our financial condition and results of operations, see the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011, as well as the consolidated financial statements and related notes contained therein.
Forward-Looking Statements
This MD&A and other sections of this report contain "forward-looking statements" as defined by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources. These forward-looking statements may include, without limitation, statements regarding: our ability to expand the student base as needed; the resilience of our student enrollment during the economic downturn; our anticipated growth in student enrollment and operating income relative to prior periods; our anticipated seasonal fluctuations in results of operations; expectations that regulatory changes by the U.S. Department of Education (the “Department”) or other matters may have a negative impact on our enrollments, financial position, results of operations and liquidity; an expected decline in admissions counselor productivity in the second half of 2011; expected increases in marketing and promotional costs to support more admissions counselors; our estimated tax rate; expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations; expectations regarding our ability to generate cash from operating activities for the foreseeable future; expectations regarding investment plans, capital expenditures and use of commercial financing and lines of credit; projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; management's goals and objectives; expectations regarding the efficacy of investment in advertising and admissions counselors; and other similar matters that are not historical facts. Words such as "may," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions, as well as statements in the future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking.
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
Overview
Background
We are a provider of postsecondary education services. Our regionally accredited academic institutions, Ashford University and the University of the Rockies, offer associate's, bachelor's, master's and doctoral programs in the disciplines of business, education, psychology, social sciences and health sciences. Our institutions deliver programs online as well as at their traditional campuses located in Clinton, Iowa and Colorado Springs, Colorado. As of June 30, 2011, our institutions offered approximately 1,430 courses, 85 degree programs and 140 specializations.
Key operating data
In evaluating our operating performance, our management focuses in large part on (i) revenue, (ii) operating income and (iii) period end enrollment at our academic institutions (online and campus-based). The following table, which you should read in conjunction with our condensed consolidated financial statements, which are contained elsewhere in this report, presents our key operating data for the three and six months ended June 30, 2011 and 2010 (in thousands, except for enrollment data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Consolidated Statement of Income Data:	(unaudited)
Revenue	$239,880	$173,840	$469,313	$329,907
Operating Income	$82,549	$59,230	$168,661	$109,317
Consolidated Other Data:
Period end enrollment (1)
Online	83,817	67,206	83,817	67,206
Campus	728	538	728	538
Total	84,545	67,744	84,545	67,744
(1)    We define enrollments as the number of active students on the last day of the financial reporting period. A student is considered an active student if he or she has attended a class within the prior 30 days unless the student has graduated or has provided us with notice of withdrawal.
Key historical trends in results of operations
We have experienced significant growth in enrollments, revenue and operating income, as well as improvement in liquidity, since our acquisition of Ashford University in March 2005. We believe our enrollment and revenue growth has been driven primarily by (i) our significant investment in admissions counselors and online advertising which commenced immediately upon our acquisition of Ashford University and (ii) students' acceptance of our value proposition. Our significant growth in operating income is primarily a result of leveraging our fixed costs with increased revenue.
The growth that we experienced from the launch of Ashford University's first online program in 2005 continued throughout 2010 and early 2011. In 2011, enrollment grew from 77,892 at December 31, 2010, to 84,545 at June 30, 2011, an increase of 8.5%. In the six months ended June 30, 2011, we had new student starts of approximately 46,600, compared with new student starts of 42,750 for the same period in 2010. From the launch of Ashford University's first online program in 2005 to June 30, 2011, enrollment grew at a compound annual growth rate of 122%. Although it would be difficult to maintain such a high growth rate, we do expect to continue to grow in the next five years. We believe that our dynamic structure allows us to expand our student base, while maintaining the same high quality education for all our students.
Anticipated future trends in results of operations
In recent years, we have seen student enrollments and revenue continue to increase despite difficult general economic conditions. We have not seen any unfavorable impact from the fluctuation in general economic conditions on our liquidity, capital resources or results of operations. Although these trends may not continue, we believe that the performance of our company has been resilient in the current economic environment due to (i) the continued availability of Title IV funds to finance student tuition payments, (ii) increased demand for postsecondary education resulting from a deteriorating labor market and (iii) efficiencies in advertising costs. To meet the challenges of the current economy, we plan to continue to invest significantly in admissions counselors and online and other advertising. We expect these investments will result in our total student enrollment and operating income continuing to grow, though perhaps not at the same rate as in the past, particularly given the larger size of our enrollment base and the changing regulatory environment, including recent changes in Department regulations over areas such as incentive compensation and gainful employment. As other institutions have disclosed, and as our revised compensation structures have preliminarily indicated, we expect that our admissions counselors' new enrollment productivity will decline in the second half of 2011 as a result of the changes in compensation methodology required by Department regulations effective July 1, 2011.
Liquidity and capital resources and anticipated capital expenditures
We have financed our operating activities and capital expenditures during 2011 and 2010 primarily through cash provided by operating activities. At June 30, 2011, we had cash, cash equivalents and marketable securities totaling $357.4 million and no long-term debt. Based on our current level of operations and anticipated growth in enrollments, we believe that our cash flow from operating activities, our existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. For the year ending December 31, 2011, we expect capital expenditures to be approximately $42.0 million.
Recent Developments
WASC determination of eligibility for Ashford University. In September 2010, Ashford University applied for eligibility from the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges (“WASC”). On May 12, 2011, Ashford University received a letter from WASC stating that the WASC Eligibility Review Committee has reviewed the application and determined that the university meets all of the WASC eligibility criteria and may proceed with an application for initial accreditation. Additionally, the letter confirmed that Ashford University is authorized to pursue WASC accreditation under Pathway B, the process for institutions that currently hold accreditation with an institutional accreditor recognized by the Department. A determination of eligibility is not a formal status with WASC, nor does it ensure eventual accreditation; it is a preliminary finding that Ashford University is potentially accreditable and can proceed within four years of its eligibility determination to be reviewed for initial accreditation status with WASC. Questions about eligibility may be directed to Ashford University or to WASC at wascsr@wascsenior.org or (510) 748-9001.
Final gainful employment regulations. Under the Higher Education Act of 1965, as amended (the "Higher Education Act"), schools operated on a for-profit basis are eligible to participate in Title IV programs only to the extent that their educational programs lead to gainful employment in a recognized occupation, with the limited exception of qualified programs leading to a bachelor's degree in liberal arts. On June 13, 2011, the Department published in the Federal Register final regulations which establish minimal debt measures for determining whether certain postsecondary educational programs lead to gainful employment in recognized occupations, and the conditions under which such programs are eligible for Title IV funding.
Under these debt measures, a program is considered to lead to gainful employment if (1) the program's annual loan repayment rate is at least 35%, as calculated under the regulation, (2) the program's annual loan payment is 12% or less of a typical graduate's annual earnings or 30% or less of a typical graduate's discretionary income (defined as income above 150% of the poverty level for a single person in the continental United States), as calculated under the regulation (together, the “debt-to-income ratios”), or (3) the data needed to determine whether the program satisfied the minimum standards are not available to the Department.
The program's annual loan repayment rate for a federal fiscal year generally measures whether borrowers in their third and fourth years of loan repayment reduce the outstanding balance of their FFEL and Direct Loans during the year, as calculated under, and subject to various exceptions and qualifications in, the regulations. The debt-to-income ratios generally compare the average annual loan payment on the program's median loan debt, including private education loans, for students in their third and fourth years after graduation to the most currently available average annual earnings of those students, as calculated under, and subject to various exceptions and qualifications under, the regulations.
If a program fails both debt measures for three out of four federal fiscal years, starting with the debt measures calculated for the 2012 federal fiscal year, the program will lose eligibility to participate in Title IV programs and cannot reapply for eligibility for at least three years. Accordingly, a program could not become ineligible under these regulations until 2015 when the debt measures for the 2014 federal fiscal year are expected to be released. The regulations include procedures for limiting the number of programs that can become ineligible based on the debt measures for the 2012, 2013 and 2014 federal fiscal years.
The final regulations require institutions to disclose the debt measures and other information for each program to prospective students and the public and authorize the Department to disseminate to the public the debt measures and other information related to the debt measures. Additionally, if a program fails both debt measures for one federal fiscal year, the institution must warn enrolled and prospective students by, among other things, disclosing the amount by which the program did not meet the minimum debt measure standards and the program's plans for improvement and establish a three-day waiting period after the warnings are provided before students can enroll. If the program fails both debt measures for a second time in three years, the institution must provide additional warnings to prospective and enrolled students including, among other things, the difficulty they should expect repaying their loans, the risks associated with continuing or enrolling in the program

(including the potential loss of Title IV eligibility), the options available to the student if the program loses eligibility for Title IV funds and resources available to research other educational options and compare program costs.
The new regulations are highly complex and, therefore, the foregoing description of the regulations does not purport to be a complete description of the regulations and is qualified in its entirety by reference to the full text of the final regulations, which are available on the Department's website at http://www.federalregister.gov/articles/2011/06/13/2011-13905/program-integrity-gainful-employment-debt-measures. The final regulations are effective July 1, 2012.
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
Critical Accounting Policies and Use of Estimates
For the three months ended June 30, 2011, there were no material changes to the critical accounting policies and estimates discussed in "MD&A-Critical Accounting Policies and Use of Estimates" included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011.

Results of Operations
The following table sets forth the condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	25.9	24.9	25.1	25.1
Marketing and promotional	25.9	28.8	25.8	28.6
General and administrative	13.8	12.2	13.2	13.2
Total costs and expenses	65.6	65.9	64.1	66.9
Operating income	34.4	34.1	35.9	33.1
Other income, net	(0.3)	(0.2)	(0.3)	(0.2)
Income before income taxes	34.7	34.3	36.2	33.3
Income tax expense	13.0	14.0	13.6	13.6
Net income	21.7%	20.3%	22.6%	19.7%
Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010
Revenue.    Our revenue for the three months ended June 30, 2011, was $239.9 million, representing an increase of $66.1 million, or 38.0%, as compared to revenue of $173.8 million for the three months ended June 30, 2010. This increase was primarily due to enrollment growth of 24.8%, from 67,744 students at June 30, 2010, to 84,545 students at June 30, 2011. Enrollment growth is driven by various factors including prospective students' acceptance of our value proposition, the quality of lead generation efforts, the number of admissions counselors and our ability to retain existing students. In addition to the increase in student enrollment, the revenue increase was also positively impacted by the 5% tuition increase for online courses at our institutions which became effective on April 1, 2011. The tuition increase accounted for approximately 11.3% of the $66.1 million revenue increase between periods. The revenue increase was partially offset by an increase in institutional scholarships of $6.5 million in the aggregate between periods. We earned technology fees of $18.3 million for the three months ended June 30, 2011, representing 7.6% of total revenue during the period, compared to technology fees of $10.9 million for the three months ended June 30, 2010, representing 6.3% of total revenue during that period. We increased the technology fee from $990 to $1,290 for degree-seeking online students at Ashford University starting on or after August 3, 2010, which fee increase accounted for $3.9 million, or 5.9%, of the revenue increase between periods.
Instructional costs and services.    Our instructional costs and services for the three months ended June 30, 2011, were $62.0 million, representing an increase of $18.7 million, or 43.4%, as compared to instructional costs and services of $43.3 million for the three months ended June 30, 2010. This increase was primarily due to additional costs necessary to support increased student enrollment. Specific increases between periods were direct compensation in the areas of academic management, financial aid support and student services of $5.8 million, instructor fees of $4.3 million, bad debt expense of $3.7 million, financial aid processing costs of $2.1 million and facilities costs of $1.1 million. Instructional costs and services increased, as a percentage of revenue, to 25.9% for the three months ended June 30, 2011, as compared to 24.9% for the three months ended June 30, 2010. The increase of 1.0%, as a percentage of revenue, included relative increases in direct compensation of 0.4%, and an increase of 0.2% in bad debt expense to 5.0%, compared to 4.8% for three months ended June 30, 2010.
Marketing and promotional expenses.    Our marketing and promotional expenses for the three months ended June 30, 2011, were $62.2 million, representing an increase of $12.1 million, or 24.1%, as compared to marketing and promotional expenses of $50.1 million for the three months ended June 30, 2010. The increase was primarily due to the growth of our admissions counselor workforce, as well as costs incurred to purchase additional leads. Specific factors contributing to the overall increase between periods were increases in selling compensation of $6.1 million, advertising costs of $3.6 million, other advertising and promotional costs of $1.2 million and facilities costs of $0.9 million. The increase in selling compensation and advertising spending is expected to continue as we grow our admissions counselor workforce and increase our lead generation efforts to support such personnel. Our marketing and promotional expenses, as a percentage of revenue, decreased to 25.9% for the three months ended June 30, 2011, from 28.8% for the three months ended June 30, 2010. The decrease of 2.9% as a percentage of revenue included relative decreases in selling compensation of 1.7%, advertising of 0.6% and facilities costs of 0.6%. The decreases were offset by an increase as a percentage of revenue in other advertising and promotional costs of 0.4%. The overall decrease was primarily due to efficiencies gained by having a larger student base.
General and administrative expenses.    Our general and administrative expenses for the three months ended June 30, 2011, were $33.1 million, representing an increase of $11.8 million, or 55.9%, as compared to general and administrative expenses of $21.3 million for the three months ended June 30, 2010. The overall increase between periods was primarily due to increases in administrative costs required to support our larger student base. Specific increases between periods were administrative compensation of $5.1 million, other administrative costs of $4.4 million and stock-based compensation of $0.9 million. Our general and administrative expenses, as a percentage of revenue, increased to 13.8% for the three months ended June 30, 2011, from 12.2% for the three months ended June 30, 2010. The increase of 1.6% included relative increases in other administrative costs of 1.1% and administrative labor of 0.4%.
Other income, net.    Other income, net, was $0.7 million for the three months ended June 30, 2011, as compared to $0.4 million for the three months ended June 30, 2010, representing an increase of $0.3 million. The increase was primarily due to increased levels of interest income and increased yield on higher average cash balances.
Income tax expense.    We recognized income tax expense for the three months ended June 30, 2011 and 2010, of $31.1 million and $24.3 million, respectively, at effective tax rates of 37.3% and 40.8%, respectively. The decrease in our effective tax rate between periods was primarily due to a lower state tax rate resulting from California and other state law changes effective in 2011.
Net income.    Net income was $52.1 million for the three months ended June 30, 2011, compared to net income of $35.3 million for the three months ended June 30, 2010, an increase of $16.8 million, as a result of the factors discussed above.
Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010
Revenue.    Our revenue for the six months ended June 30, 2011, was $469.3 million, representing an increase of $139.4 million, or 42.3%, as compared to revenue of $329.9 million for the six months ended June 30, 2010. This increase was primarily due to enrollment growth of 24.8%, from 67,744 students at June 30, 2010, to 84,545 students at June 30, 2011. Enrollment growth is driven by various factors including prospective students' acceptance of our value proposition, the quality of lead generation efforts, the number of admissions counselors and our ability to retain existing students. In addition to the increase in student enrollment, the revenue increase was also positively impacted by the 5% tuition increase for online courses at our institutions which became effective on April 1, 2011. The tuition increase accounted for approximately 11.9% of the $139.4 million revenue increase between periods. The revenue increase was partially offset by an increase in institutional scholarships of $14.5 million in the aggregate between periods. We earned technology fees of $36.9 million for the six months ended June 30, 2011, representing 7.9% of total revenue during the period, compared to technology fees of $20.6 million for the six months ended June 30, 2010, representing 6.2% of total revenue during that period. We increased the technology fee from $990 to $1,290 for degree-seeking online students at Ashford University starting on or after August 3, 2010, which fee increase accounted for $8.4 million, or 6.0%, of the revenue increase between periods.
Instructional costs and services.    Our instructional costs and services for the six months ended June 30, 2011, were $117.8 million, representing an increase of $35.1 million, or 42.5%, as compared to instructional costs and services of $82.7 million for the six months ended June 30, 2010. This increase was primarily due to additional costs necessary to support increased student enrollment. Specific increases between periods were direct compensation in the areas of academic management, financial aid support and student services of $10.8 million, instructor fees of $7.8 million, bad debt expense of $7.4 million, financial aid processing costs of $4.0 million and facilities costs of $2.0 million. Instructional costs and services remained flat, as a percentage of revenue, at 25.1% for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. Bad debt expense for the six months ended June 30, 2011 was 5.0%, compared to 4.9% for six months ended June 30, 2010.
Marketing and promotional expenses.    Our marketing and promotional expenses for the six months ended June 30, 2011, were $121.2 million, representing an increase of $26.9 million, or 28.5%, as compared to marketing and promotional expenses of $94.3 million for the six months ended June 30, 2010. The increase was primarily due to the growth of our admissions counselor workforce, as well as costs incurred to purchase additional leads. Specific factors contributing to the overall increase between periods were increases in selling compensation of $14.8 million, advertising costs of $7.4 million and facilities costs of $2.9 million. The increase in selling compensation and advertising spending is expected to continue as we grow our admissions counselor workforce and increase our lead generation efforts to support such personnel. Our marketing and promotional expenses, as a percentage of revenue, decreased to 25.8% for the six months ended June 30, 2011, from 28.6% for the six months ended June 30, 2010. The decrease of 2.8% as a percentage of revenue included relative decreases in selling compensation, advertising and facilities costs of 1.5%, 0.6% and 0.4%, respectively. These decreases were primarily due to efficiencies gained by having a larger student base.
General and administrative expenses.    Our general and administrative expenses for the six months ended June 30, 2011, were $61.7 million, representing an increase of $18.1 million, or 41.5%, as compared to general and administrative expenses of $43.6 million for the six months ended June 30, 2010. The overall increase between periods was primarily due to increases in administrative costs required to support our larger student base. Specific increases between periods were administrative compensation of $7.8 million, other administrative costs of $6.8 million, facilities costs of $1.2 million and legal fees of $1.2 million. Our general and administrative expenses, as a percentage of revenue, remained consistent at 13.2% for the six months ended June 30, 2011, compared to the six months ended June 30, 2010.
Other income, net.    Other income, net, was $1.3 million for the six months ended June 30, 2011, as compared to $0.6 million for the six months ended June 30, 2010, representing an increase of $0.7 million. The increase was primarily due to increased levels of interest income and increased yield on higher average cash balances.
Income tax expense.    We recognized income tax expense for the six months ended June 30, 2011 and 2010, of $63.9 million and $44.8 million, respectively, at effective tax rates of 37.6% and 40.8%, respectively. The decrease in our effective tax rate between periods was primarily due to a lower state tax rate resulting from California and other state law changes effective in 2011.
Net income.    Net income was $106.1 million for the six months ended June 30, 2011, compared to net income of $65.1 million for the six months ended June 30, 2010, an increase of $41.0 million, as a result of the factors discussed above.
Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the six months ended June 30, 2011 and 2010, primarily through cash provided by operating activities. Our cash and cash equivalents were $210.5 million at June 30, 2011, and $188.5 million at December 31, 2010. At June 30, 2011, and December 31, 2010, we had marketable securities of $146.9 million and $110.6 million, respectively.
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
Available borrowing facilities
In January 2010, we entered into a $50 million revolving line of credit with Comerica Bank ("Comerica") pursuant to a Credit Agreement, Revolving Credit Note and Security Agreement (collectively, the "Loan Documents"). For more information about the Loan Documents, see Note 6, “Notes Payable and Long-Term Debt,” to our condensed consolidated financial statements which are included elsewhere in this report. As of June 30, 2011, we used the availability under the line of credit to issue letters of credit aggregating $4.0 million. We had no borrowings outstanding under the line of credit as of June 30, 2011.
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of June 30, 2011, the total available surety bond facility was $5.0 million and we had issued surety bonds totaling $3.3 million under such facility.
Share repurchase program
On July 30, 2010, our board of directors authorized the repurchase of up to $60.0 million of our outstanding shares of common stock over the following 12 months (the "2010 Repurchase Program"). On May 2, 2011, our board of directors authorized the repurchase of up to an additional $75.0 million of our outstanding shares of common stock over the following 12 months (the "2011 Repurchase Program"). The 2011 Repurchase Program is an expansion of, and does not replace, the 2010 Repurchase Program.
Under both repurchase programs, we may purchase shares from time to time in the open market, through block trades or otherwise. The timing and extent of any repurchases depends upon market conditions, the trading price of our shares and other factors, and subject to the restrictions relating to volume, price and timing under applicable law. The share repurchase programs may be suspended at any time.
During the three months ended June 30, 2011, we repurchased 1.9 million shares at a weighted average cost of $23.15 per share, for a total cost of $43.7 million. As of June 30, 2011, we repurchased a total of 5.6 million shares at a weighted average cost of $17.66, for a total cost of $98.6 million. Approximately $36.4 million remained authorized and available under the 2011 Repurchase Program at June 30, 2011; no amounts were available under the 2010 Repurchase Program as of June 30, 2011.
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
Operating activities
Net cash provided by operating activities was $116.2 million and $45.4 million for the six months ended June 30, 2011 and 2010, respectively. The overall increase of $70.8 million between periods was primarily related to the increase of $41.0 million in net income between periods. We expect to continue to generate cash from our operating activities for the foreseeable future.
Investing activities
Investing activities consisted primarily of capital expenditures and investments in, and maturities of, marketable securities. Net cash (used in) provided by investing activities was $(52.4) million and $12.7 million for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, we purchased $114.1 million of marketable securities and there were maturities of $75.5 million. This compares to purchases of $5.0 million and maturities of $30.0 million in the same period in 2010. Capital expenditures for the six months ended June 30, 2011, were $12.5 million, compared with $12.1 million for the six months ended June 30, 2010. We will continue to invest in computer equipment and office furniture and fixtures to support our increasing employee headcount as well as infrastructure to support the expansion of our ground campus. For the year ending December 31, 2011, we expect our capital expenditures to be approximately $42.0 million.
Financing activities
Net cash (used in) provided by financing activities was $(41.8) million and $2.2 million for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, net cash used in financing activities primarily reflects that we repurchased $56.4 million of our common stock pursuant to share repurchase programs.
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
Significant cash and contractual obligations
There have been no material changes to the contractual obligations table set forth in "MD&A-Liquidity and Capital Resources-Significant cash and contractual obligations" included in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 3, 2011, which table shows, as of March 31, 2011, certain significant cash and contractual obligations that will affect our future liquidity.
Recent Accounting Pronouncements Not Yet Adopted
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs,” which amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. We do not believe that the adoption of ASU 2011-04 will have a material effect on our consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income," which amends ASC Topic 220, "Comprehensive Income," to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The guidance provided in ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. We do not believe that the adoption of ASU 2011-05 will have a material effect on our consolidated financial statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Market and credit risk
Pursuant to our cash investment policy, we attempt to mitigate the exposure of our cash and investments to market and credit risk by (i) diversifying concentration risk to ensure that we are not overly concentrated in a limited number of financial institutions, (ii) monitoring and managing the risks associated with the national banking and credit markets, (iii) investing in U.S. dollar-denominated assets and instruments only, (iv) diversifying account structures so that we maintain a decentralized account portfolio with numerous stable, highly-rated and liquid financial institutions and (v) ensuring that our investment procedures maintain a defined and specific scope such that we will not invest in higher-risk investment accounts. Accordingly, under the guidelines of the policy, we invest our excess cash exclusively in high-quality, U.S. dollar-denominated financial instruments.
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
Interest rate risk
To the extent we borrow funds under our line of credit with Comerica, we would be subject to fluctuations in interest rates. As of June 30, 2011, we had no borrowings under the line of credit.
Our future investment income may vary from expectations due to changes in interest rates. At June 30, 2011, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned from cash, cash equivalents or marketable securities.
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

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
In May 2011, we received a copy of a complaint filed as a class action lawsuit naming us as a defendant. The complaint was filed in the Superior Court of the State of California in San Diego on May 6, 2011, and is captioned Sanchez v. Bridgepoint Education, Inc. The complaint generally alleges that the plaintiff and similarly situated employees were improperly denied certain wage and hour protections under California law. We believe the lawsuit is without merit and intends to vigorously defend against it.
In May 2011, we received from the Attorney General of the State of New York (“Attorney General”) a Subpoena Duces Tecum (“Subpoena”) relating to the Attorney General's investigation of whether we and our academic institutions have complied with certain New York state consumer protection, securities and finance laws. Pursuant to the Subpoena, the Attorney General has requested from us and our academic institutions documents and detailed information for the time period March 17, 2005, to present. We are responding to the Subpoena and intend to comply with the Attorney General's request.
For information regarding other material pending legal proceedings involving us, see "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011. There have been no material developments with respect to any of such proceedings since the filing of such report.
From time to time, we are also a party to various lawsuits, claims and other ordinary routine litigation incidental to our business, none of which are expected to have a material impact on our financial condition or results of operations.
Item 1A.    Risk Factors.
Investing in our common stock involves risk. In addition to the updated risk factors set forth below, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 3, 2011. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
A reduction in funding or new restrictions on eligibility for the Federal Pell Grant Program, or the elimination of subsidized Stafford loans, could make college less affordable for certain students at our institutions, which could negatively impact our enrollments, revenue and results of operations.
Under the Federal Pell Grant Program, the Department makes grants to undergraduate students who demonstrate financial need. For the 2010-2011 award year, the maximum Pell Grant award is $5,550. Subsidized Stafford loans are federally guaranteed loans based on financial need. Interest does not accrue on such loans while a student is in school at least half time, or during any future grace or deferment periods; the federal government pays the interest on such loans during these times. If in the future funding is reduced for the Pell Grant Program (such as a reduction in the maximum award amount), if fewer students or programs are deemed eligible for the Pell Grant Program or if loan interest subsidies are eliminated for Stafford loans, all of which measures have been proposed in recent Congressional budget negotiations related to appropriations for the 2011-2012 award year and the raising of the federal debt ceiling, college may become less affordable for certain students at our institutions, which could negatively impact our enrollments, revenue and results of operations.
Final regulations adopted by the Department relating to our students' gainful employment in a recognized occupation may require us to modify or eliminate some of the programs at our institutions.
Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs only to the extent that their educational programs lead to gainful employment in a recognized occupation, with the limited exception of qualified programs leading to a bachelor's degree in liberal arts. In June 2011, the Department published final regulations which will take effect on July 1, 2012, and will establish minimal debt measures for determining whether certain postsecondary educational programs lead to gainful employment in recognized occupations, and the conditions under which such programs are eligible for Title IV funding. For more information regarding these debt measures and related restrictions on Title IV eligibility, see "Management's Discussion and Analysis of Financial Condition and Results of Operation-Overview-Recent Developments-

Final gainful employment regulations" in Part I, Item 2 of this report. As a result of such program eligibility rules, we may need to modify or eliminate some of the educational programs at our institutions, or delay the introduction of new programs, which could negatively impact our growth and our enrollments, revenue and results of operations. The loss of a program's eligibility, or the requirement to provide debt warnings and other prescribed disclosures to a program's prospective and enrolled students, also could have negative impact on our growth and our enrollments, revenue and results of operations.
Sales of outstanding shares of our stock into the market in the future could cause the market price of our stock to drop significantly, even if our business is doing well.
If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. At June 30, 2011, 52.2 million shares of our common stock were outstanding. On July 22, 2011, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale of 34.6 million shares of our common stock held by our majority stockholder, Warburg Pincus Private Equity VIII, L.P. ("Warburg Pincus"). Upon effectiveness of the registration statement, Warburg Pincus, and its permitted transferees or other successors-in-interest, may offer the shares from time to time through public or private transactions at prevailing market prices, at prices related to prevailing market prices or at privately negotiated prices. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.
In addition, pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations. As of June 30, 2011, there were also 9.5 million shares underlying outstanding options and restricted stock units and 0.3 million shares underlying outstanding warrants. All shares subject to outstanding options and warrants are eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements and Rule 144. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.
Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation.
The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. In 2008, the Higher Education Act was reauthorized through September 30, 2013 by the Higher Education Opportunity Act. Changes to the Higher Education Act are likely to result from subsequent reauthorizations, and the scope and substance of any such changes cannot be predicted. In recent months, there has been increased focus by the U.S. Congress on the role that proprietary educational institutions play in higher education. On June 17, 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions' policies on credit hours and program length. This followed a report from the Department's Office of the Inspector General in December 2009 criticizing the accreditation of a proprietary school by a regional accrediting body and requesting that the Department review the appropriateness of its recognition of the accrediting body.
On June 24, 2010, the Health, Education, Labor and Pensions Committee of the U.S. Senate ("HELP Committee") released a report entitled, "Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education" and held the first in a series of hearings to examine the proprietary education sector. The HELP Committee held a second hearing on August 4, 2010, entitled, "For Profit Schools: The Student Recruitment Experience." Sen. Tom Harkin, the Chairman of the HELP Committee, stated at the August hearing that he is concerned about the practices of proprietary schools, the increasing amount of Title IV funding received by the proprietary sector and the effectiveness of accrediting bodies in ensuring academic and other standards. In addition, Sen. Harkin has stated that the recently proposed regulations by the Department regarding incentive compensation of recruiting personnel, gainful employment standards and other matters, while useful, are only a start to addressing the problems he perceives in the sector. Following the August hearing, Sen. Harkin requested a broad range of detailed information from 30 proprietary institutions, including our company's institutions. We have been and intend to continue being responsive to the requests of the HELP Committee. On September 30, 2010, the HELP Committee held a third hearing and Sen. Harkin's staff released a memorandum entitled "The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma." On February 8, 2011, Sen. Harkin spoke on the floor of the U.S. Senate and asserted that proprietary schools, including Ashford University, engage in overly aggressive and misleading tactics to recruit students. On March 10, 2011, the HELP Committee held a fourth hearing regarding us and Ashford University entitled “Bridgepoint Education, Inc.: A Case Study in For-Profit Education and Oversight.” On June 7, 2011, the HELP Committee held a fifth hearing entitled "Drowning in Debt: Financial Outcomes of Students at For-Profit Colleges," and on July 21, 2011, the HELP Committee held a roundtable discussion entitled "Improving For-Profit Higher Education: A Roundtable Discussion of Policy Solutions."
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

The Iowa College Student Aid Commission (“CSAC”) has advised Ashford University that the institution is currently exempt from any requirement to register with the State of Iowa to offer postsecondary degree programs in Iowa by virtue of its accreditation by the Higher Learning Commission (“HLC”). Ashford University has applied for accreditation by the Western Association of Schools and Colleges (“WASC”) with the intention of relinquishing its HLC accreditation and designating WASC as its primary accreditor for Title IV purposes upon the completion of that process. See “Regulation-Potential change in primary institutional accreditor for Ashford University” of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011. Ashford University will be required to register with CSAC before it relinquishes its HLC accreditation.
The final regulations published in October 2010, which took effect on July 1, 2011, impose new requirements for an institution to be considered "legally authorized" in a state, which is required for the institution to remain eligible to participate in the Title IV programs. The final regulations provide that the Secretary of Education would consider an institution to be legally authorized by a state if it meets one of several sets of requirements. See "Regulation-Department Regulation of Title IV Programs-State authorization" in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011.
The new state authorization regulations, as clarified in Dear Colleague Letters dated March 17, 2011 and April 20, 2011, require an institution to be approved or licensed on a basis other than accreditation in instances in which it is not established by name as an educational institution by a state through a charter, statute, constitutional provision, or other action issued by an appropriate state agency or entity. It is uncertain how the Department will interpret these requirements in each state. Ashford University has applied for authorization with CSAC independent of its HLC accreditation in the event that is required under the new regulation, and because such registration will in any event be necessary when WASC becomes its primary accreditor.
When it published the final regulations, the Department acknowledged that states might be unable to provide appropriate state authorizations to its institutions by July 1, 2011 and provided a process through which institutions unable to obtain state authorization by that date could request a one-year extension of the effective date of the regulation to July 1, 2012, and if necessary, an additional one-year extension of the effective date to July 1, 2013. CSAC stated in a letter provided to the Department that, due to a substantial backlog of applications for registrations, it would not be able to process Ashford University's application and present it until November 2011. Accordingly, Ashford University requested the Department to grant an extension to provide CSAC with sufficient time to consider Ashford University's voluntary application for registration in the event such authorization is deemed necessary by the Department under the new regulations. The Department has acknowledged receipt of the request, but has not determined whether Ashford University requires additional authorization in Iowa or determined whether it will or needs to grant an extension.
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
In July 2011, the United Stated District Court for the District of Columbia issued an order vacating the aforementioned state authorization regulation. The order is subject to further appeal in the federal courts and, therefore, could be overturned or modified by another federal court. We are reviewing the order to determine its applicability to our institutions.
Although our institutions have a process for evaluating the compliance of their online educational programs with state requirements regarding distance and correspondence learning, and have experienced no significant restrictions on their educational activities to date as a result of such requirements, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. Moreover, it is also unclear whether and to what extent state agencies may augment or change their regulations in this area as a result of new Department regulations and increased scrutiny. Any failure to comply with state requirements, or any new or modified regulations, or to make good faith efforts to identify and obtain necessary authorizations, could result in our inability to enroll students or receive Title IV funds for students in those states and could result in restrictions on our growth and enrollments.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding repurchases of our common stock on a monthly basis for the three months ended June 30, 2011:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2011 through April 30, 2011	—	$—	—	$5,095,960
May 1, 2011 through May 31, 2011	719,999	$21.03	719,999	$64,953,275
June 1, 2011 through June 30, 2011	1,168,288	$24.46	1,168,288	$36,381,068
Total	1,888,287	$23.15	1,888,287	$36,381,068

(1)
On July 30, 2010, our board of directors authorized the repurchase of up to $60.0 million of our outstanding shares of common stock (the "2010 Repurchase Program"). The 2010 Repurchase Program, which was announced on August 3, 2010, expires 12 months from the date of authorization. On May 2, 2011, our board of directors authorized the repurchase of up to an additional $75.0 million of our outstanding shares of common stock (the "2011 Repurchase Program"). The 2011 Repurchase Program, which was announced on May 3, 2011, expires 12 months from the date of authorization. The 2011 Repurchase Program is in addition to, and not in replacement of, the $60.0 million authorized under the 2010 Repurchase Program.

Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    (Removed and Reserved).
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on May 21, 2009).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Form S-1 filed on March 20, 2009).
4.1	Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1 filed on March 30, 2009).
4.2	Second Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Form S-1 filed on September 4, 2009).
10.1	Fourth Amendment to Loan Documents with Comerica Bank, dated May 2, 2011.
10.2	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (Deferred Settlement) (incorporated by reference to Exhibit 99.1 to the Form 8-K filed June 27, 2011).
10.3	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (General) (incorporated by reference to Exhibit 99.2 to the Form 8-K filed June 27, 2011).
10.4	Amendment One to General Services Agreement dated July 14, 2011 between Affiliated Computer Services, Inc. and Ashford University, LLC.
10.5	Amendment One to General Services Agreement dated July 15, 2011 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.
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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the SEC on August 2, 2011, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets as of June 30, 2011, and December 31, 2010; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (iii) the Condensed Consolidated Statement of Stockholder's Equity for the six months ended June 30, 2011; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements.*

*     XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.

August 2, 2011	/s/ DANIEL J. DEVINE
Daniel J. Devine Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)