Form 10-Q
period 2011-09-30
Bridgepoint Education Inc
filed 2011-11-01
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of October 28, 2011, was 51,317,360.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of September 30, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$161,667	$188,518
Restricted cash	25	25
Marketable securities	87,468	90,611
Accounts receivable, net	87,690	58,415
Deferred income taxes	7,307	7,039
Prepaid expenses and other current assets	14,514	12,650
Total current assets	358,671	357,258
Property and equipment, net	82,379	66,542
Marketable securities	95,564	20,000
Goodwill and intangibles, net	5,961	4,123
Deferred income taxes	14,302	15,845
Other long-term assets	9,197	7,457
Total assets	$566,074	$471,225
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,933	$5,076
Accrued liabilities	47,048	34,895
Deferred revenue and student deposits	164,869	173,576
Total current liabilities	218,850	213,547
Rent liability	15,348	10,910
Other long-term liabilities	8,630	8,527
Total liabilities	242,828	232,984
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at September 30, 2011, and December 31, 2010	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 58,431 issued and 51,181 outstanding at September 30, 2011; 55,801 issued and 52,799 outstanding at December 31, 2010	584	558
Additional paid-in capital	130,095	101,463
Retained earnings	328,292	178,413
Accumulated other comprehensive loss	(754)	—
Treasury stock, 7,250 and 3,002 shares at cost at September 30, 2011, and December 31, 2010, respectively	(134,971)	(42,193)
Total stockholders' equity	323,246	238,241
Total liabilities and stockholders' equity	$566,074	$471,225
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$242,771	$190,911	$712,084	$520,818
Costs and expenses:
Instructional costs and services	69,611	50,191	187,432	132,884
Marketing and promotional	68,848	54,963	190,002	149,271
General and administrative	34,539	23,331	96,215	66,919
Total costs and expenses	172,998	128,485	473,649	349,074
Operating income	69,773	62,426	238,435	171,744
Other income, net	(608)	(335)	(1,937)	(951)
Income before income taxes	70,381	62,761	240,372	172,695
Income tax expense	26,570	26,623	90,493	71,464
Net income	$43,811	$36,138	$149,879	$101,231
Earnings per common share:
Basic	$0.85	$0.68	$2.85	$1.87
Diluted	$0.78	$0.61	$2.60	$1.68
Weighted average number of common shares outstanding used in computing earnings per common share:
Basic	51,822	53,482	52,565	54,151
Diluted	56,375	59,330	57,624	60,167
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Par Value						Total
Balance at December 31, 2010	55,801	$558	$101,463	$178,413	$—	$(42,193)		$238,241
Stock-based compensation	—	—	7,803	—	—	—		7,803
Exercise of stock options	2,555	26	4,358	—	—	—		4,384
Excess tax benefit of option exercises	—	—	15,750	—	—	—		15,750
Stock issued under employee stock purchase plan	36	—	642	—	—	—		642
Exercise of warrants	39	—	79	—	—	—		79
Repurchase of common stock	—	—	—	—	—	(92,778)		(92,778)
Components of comprehensive income
Net income	—	—	—	149,879	—	—		149,879
Unrealized losses on marketable securities, net of tax	—	—	—	—	(754)	—	—	(754)
Total comprehensive income	—	—	—	149,879	(754)	—		149,125
Balance at September 30, 2011	58,431	$584	$130,095	$328,292	$(754)	$(134,971)		$323,246
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$149,879	$101,231
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	40,896	26,845
Depreciation and amortization	8,694	5,987
Amortization of premium/discount	2,443	238
Deferred income taxes	1,720	(13)
Stock-based compensation	7,803	5,658
Excess tax benefit of option exercises	(15,750)	(3,900)
Loss on disposal of fixed assets	11	—
Changes in operating assets and liabilities:
Accounts receivable	(70,171)	(59,694)
Prepaid expenses and other current assets	(985)	(1,722)
Other long-term assets	(1,740)	(1,605)
Accounts payable and accrued liabilities	30,055	10,943
Deferred revenue and student deposits	(8,707)	24,304
Other liabilities	4,541	6,944
Net cash provided by operating activities	148,689	115,216
Cash flows from investing activities
Capital expenditures	(24,438)	(18,534)
Purchases of marketable securities	(233,991)	(66,188)
Capitalized curriculum development costs	(2,237)	(584)
Maturities of marketable securities	157,049	45,000
Net cash used in investing activities	(103,617)	(40,306)
Cash flows from financing activities
Proceeds from the exercise of stock options	4,384	646
Excess tax benefit of option exercises	15,750	3,900
Proceeds from the issuance of stock under employee stock purchase plan	642	501
Proceeds from the exercise of warrants	79	1,192
Repurchase of common stock	(92,778)	(42,193)
Payments of capital lease obligations	—	(634)
Net cash used in financing activities	(71,923)	(36,588)
Net (decrease) increase in cash and cash equivalents	(26,851)	38,322
Cash and cash equivalents at beginning of period	188,518	125,562
Cash and cash equivalents at end of period	$161,667	$163,884
Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$1,412	$1,484
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
Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. The year-end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP for complete annual financial statements.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements. Actual results could differ from those estimates.
Recently Adopted Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment ("ASU 2011-08"), to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company adopted ASU 2011-08 effective September 30, 2011, and such adoption did not have a material effect on the Company’s financial statements.
3. Earnings Per Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income by the sum of (i) the

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

weighted average number of common shares outstanding for the period and (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive.
Potentially dilutive common shares for the three and nine months ended September 30, 2011, consisted of incremental shares of common stock issuable upon the exercise of options and warrants and upon the settlement of restricted stock units. Potentially dilutive common shares for the three and nine months ended September 30, 2010, consisted of incremental shares of common stock issuable upon the exercise of options and warrants.
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$43,811	$36,138	$149,879	$101,231
Denominator:
Weighted average number of common shares outstanding	51,822	53,482	52,565	54,151
Effect of dilutive options and restricted stock units	4,290	5,563	4,785	5,676
Effect of dilutive warrants	263	285	274	340
Diluted weighted average number of common shares outstanding	56,375	59,330	57,624	60,167
Earnings per common share:
Basic earnings per common share	$0.85	$0.68	$2.85	$1.87
Diluted earnings per common share	$0.78	$0.61	$2.60	$1.68
For the periods indicated below, the computation of dilutive common shares outstanding excludes certain options to purchase shares of common stock because their effect was anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Options	451	786	1,237	380
4. Significant Balance Sheet Accounts
Accounts Receivable, Net
Accounts receivable, net, consist of the following (in thousands):

	As of September 30, 2011	As of December 31, 2010
Accounts receivable	$119,799	$86,505
Less allowance for doubtful accounts	(32,109)	(28,090)
Accounts receivable, net	$87,690	$58,415
The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
For the nine months ended September 30, 2011	$(28,090)	40,896	(36,877)	$(32,109)
For the nine months ended September 30, 2010	$(16,171)	26,845	(17,307)	$(25,709)

(1)	Deductions represent accounts written off, net of recoveries.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30, 2011	As of December 31, 2010
Prepaid expenses	$6,822	$4,730
Prepaid licenses	1,128	1,080
Prepaid income taxes	—	3,526
Prepaid insurance	3,300	999
Other current assets	3,264	2,315
Total prepaid expenses and other current assets	$14,514	$12,650
Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	As of September 30, 2011	As of December 31, 2010
Land	$7,091	$7,091
Buildings	17,297	13,886
Furniture, office equipment and software	65,949	47,600
Leasehold improvements	18,417	16,094
Vehicles	92	53
Total property and equipment	108,846	84,724
Less accumulated depreciation and amortization	(26,467)	(18,182)
Total property and equipment, net	$82,379	$66,542
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of September 30, 2011	As of December 31, 2010
Accrued salaries and wages	$12,593	$10,457
Accrued bonus	2,167	5,069
Accrued vacation	6,759	4,962
Accrued expenses	16,636	14,407
Accrued income taxes payable	8,893	—
Total accrued liabilities	$47,048	$34,895

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Deferred Revenue and Student Deposits
Deferred revenue and student deposits consist of the following (in thousands):

	As of September 30, 2011	As of December 31, 2010
Deferred revenue	$56,132	$41,681
Student deposits	108,737	131,895
Total deferred revenue and student deposits	$164,869	$173,576
5. Fair Value Measurements
The Company uses the three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either observable directly or indirectly, through market corroboration, for substantially the full term of the financial instrument; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company's Level 2 marketable securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate for similar types of instruments. During the three and nine months ended September 30, 2011, there were no transfers in or out of any fair value level of measurement.
The following table summarizes the fair value information of short and long-term marketable securities as of September 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Demand notes	$—	$17,713	$—	$17,713
Corporate notes and bonds	—	135,830	—	135,830
Certificates of deposit	—	29,489	—	29,489
Total	$—	$183,032	$—	$183,032
The following table summarizes the differences between amortized cost and fair value of short and long-term marketable securities as of September 30, 2011 (in thousands):

			Gross unrealized
	Maturities in Years	Amortized Cost	Gain	(Loss)	Fair Value
Short-term
Demand notes	1 year or less	$17,726	$—	$(13)	$17,713
Corporate notes and bonds	1 year or less	70,464	21	(730)	69,755
Long-term
Corporate notes and bonds	3 years or less	66,551	—	(476)	66,075
Certificates of deposit	3 years or less	29,489	—	—	29,489
Total		$184,230	$21	$(1,219)	$183,032
As of September 30, 2011, 20 of the Company's marketable securities have been in an unrealized loss position for less than 12 months. There was no impairment considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis. The Company accumulates unrealized gains and losses on the available-for-sale debt securities, net of tax, in accumulated other comprehensive loss in the stockholders’ equity section of the Company's balance sheets. As of December 31, 2010, the amortized cost of the Company's marketable securities approximated the fair value.

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
The Loan Documents contain financial covenants requiring the Company's educational institutions to maintain Title IV eligibility (see Note 11, "Regulatory") as well as the Company's maintenance of specified adjusted quick ratios, minimum profitability, minimum cash balances and U.S. Department of Education ("Department") financial responsibility composite scores. The Loan Documents contain other customary affirmative and negative covenants (including cash controls, financial reporting covenants and prohibitions on acquisitions, dividends, stock redemptions and other cash expenditures over a specified amount without Comerica's reasonable consent), representations and warranties and events of default (including the occurrence of a "material adverse effect," as defined in the Loan Documents). The Company was in compliance with all financial covenants in the Loan Documents as of September 30, 2011.
As of September 30, 2011, the Company used the availability under the line of credit to issue letters of credit aggregating $3.8 million. The Company had no borrowings outstanding under the line of credit as of September 30, 2011.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. In May 2009, the Company entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of September 30, 2011, the total available surety bond facility was $5.0 million and the Company had issued surety bonds totaling $3.5 million.
7. Stock-Based Compensation
The Company recorded $3.0 million and $2.0 million of stock-based compensation expense for the three months ended September 30, 2011 and 2010, respectively, and $7.8 million and $5.7 million for the nine months ended September 30, 2011 and 2010, respectively. The related income tax benefit was $1.1 million and $0.8 million for the three months ended September 30, 2011 and 2010, respectively, and $2.9 million and $2.2 million for the nine months ended September 30, 2011 and 2010, respectively.
The Company granted options to purchase 31,000 shares of common stock during the three months ended September 30, 2011. During the three months ended September 30, 2011, options to purchase 0.6 million shares of common stock were exercised with an aggregate intrinsic value of $15.3 million. There were no grants of restricted stock units ("RSUs") during the three months ended September 30, 2011. No RSUs vested during the three months ended September 30, 2011.
The following weighted average assumptions were used to value the options granted during the three months ended September 30, 2011, pursuant to the Black-Scholes option pricing model:

Exercise price per share	$22.58
Risk-free interest rate	1.3%
Expected dividend yield	—
Expected volatility	53.3%
Expected life (in years)	6.1
Grant date fair value per share	$11.47

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of September 30, 2011, there was $12.3 million of unrecognized compensation cost related to unvested options and $1.0 million related to unvested RSUs.
8. Warrants
The Company has previously issued warrants to purchase common stock to various employees, consultants, licensors and lenders. Each warrant represents the right to purchase one share of common stock. No warrants were issued during the three months ended September 30, 2011. During the three months ended September 30, 2011, no warrants to purchase shares of common stock were exercised. As of September 30, 2011, and December 31, 2010, all outstanding warrants were exercisable. The following table summarizes information with respect to all warrants outstanding as of September 30, 2011, and December 31, 2010 (in thousands, except exercise prices):

Exercise Price	September 30, 2011	December 31, 2010	Expiration Date
$1.125	43	51	2013
$2.250	56	87	2013
$2.835	172	172	2013
$2.925	19	19	2013
$9.000	6	6	2013
Total	296	335
9. Income Taxes
The Company's current estimated annual effective income tax rate that has been applied to normal, recurring operations for the nine months ended September 30, 2011, was 37.5%. The Company's effective income tax rate was 37.6% for the nine months ended September 30, 2011. The effective rate for the nine months ended September 30, 2011, differed from the Company's estimated annual effective tax rate due to the impact of discrete items on the Company's income before the provision for income taxes, particularly interest accrued on unrecognized tax benefits.
At both September 30, 2011, and December 31, 2010, the Company had $8.1 million of gross unrecognized tax benefits, of which $5.8 million would impact the effective income tax rate if recognized.
The Company is subject to U.S. federal income tax and multiple state tax jurisdictions. The 2002 through 2010 tax years remain open to examination by major taxing jurisdictions to which the Company is subject. The Internal Revenue Service commenced an audit of the Company's 2008 federal income tax return in November 2010. The audit closed in March 2011 with no significant adjustments. The California Franchise Tax Board will commence an audit of the Company's 2008 and 2009 California income tax returns in October 2011. The Company does not expect any significant adjustments resulting from this audit.
The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of September 30, 2011, and December 31, 2010, was $1.3 million and $1.5 million, respectively.
10. Share Repurchase Program
On July 30, 2010, the Company's board of directors authorized the repurchase of up to $60.0 million of the Company's outstanding shares of common stock over the following 12 months (the "2010 Repurchase Program"). On May 2, 2011, the Company's board of directors authorized the repurchase of up to an additional $75.0 million of the Company's outstanding shares of common stock over the following 12 months (the "2011 Repurchase Program"). Under the 2011 Repurchase Program, which was announced on May 3, 2011, the Company may purchase shares from time to time in the open market, through block trades or otherwise. This share repurchase authorization was in addition to, and not in replacement of, the $60.0 million authorized under the 2010 Repurchase Program.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During the three months ended September 30, 2011, the Company repurchased 1.7 million shares of common stock at a weighted average purchase price of $21.82 per share, for a total cost of $36.4 million. As of September 30, 2011, the Company repurchased a total of 7.3 million shares at a weighted average cost of $18.62, for a total cost of $135.0 million. As of September 30, 2011, the Company substantially completed both authorized repurchase programs.
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
To participate in Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is physically located, accredited by an accrediting agency recognized by the Department and certified as eligible by the Department. The Department will certify an institution to participate in Title IV programs only after the institution has demonstrated administrative capability, financial responsibility and that it satisfies the various institutional eligibility requirements for certification. A certified institution is subject to review of its ongoing compliance with regulatory requirements by independent auditors, by the Department's Office of Inspector General and the Department's Office of Federal Student Aid. For information regarding the OIG's recently completed compliance audit of Ashford University, see Note 22, "Subsequent Events," in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011. As of September 30, 2011, management believes the Company's institutions are in compliance with applicable Department regulations in all material respects.
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
Cohort Default Rate
For each federal fiscal year, the Department calculates a rate of student defaults for each educational institution which is known as a "cohort default rate." An institution may lose its eligibility to participate in some or all Title IV programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department. Ashford University's cohort default rates for the 2009, 2008, and 2007 federal fiscal years, were 15.3%, 13.3% and 13.3%, respectively. The cohort default rates for the University of the Rockies for the 2009, 2008 and 2007 federal fiscal years, were 3.3%, 2.5% and 0.0%, respectively.
12. Commitments and Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. As of September 30, 2011, the Company was not a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
North Carolina Attorney General Investigation of Bridgepoint Education, Inc.
In September 2011, Ashford University received from the Attorney General of the State of North Carolina (“NC Attorney General”) an Investigative Demand relating to the NC Attorney General's investigation of whether the university's business practices complied with North Carolina consumer protection law.  Pursuant to the Investigative Demand, the NC Attorney General has requested from Ashford University documents and detailed information for the time period January 1, 2008, to present.  The university is evaluating the Investigative Demand and intends to comply with the NC Attorney General's request.
13. Subsequent Event
Consolidation of Cases
In October 2011, an order was issued by a judge in the Superior Court of the State of California, San Diego, to consolidate the cases entitled Stevens v. Bridgepoint Education, Inc., Moore v. Ashford University, LLC and Sanchez v. Bridgepoint Education, Inc., which involve common questions of fact and law. The order designated Stevens v. Bridgepoint Education, Inc. as the lead case.

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
Forward-Looking Statements
This MD&A and other sections of this report contain "forward-looking statements" as defined by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources. These forward-looking statements may include, without limitation, statements regarding: our ability to expand the student base as needed; the resilience of our student enrollment during the economic downturn; our anticipated growth in student enrollment and operating income relative to prior periods; our anticipated seasonal fluctuations in results of operations; expectations that regulatory changes by the U.S. Department of Education (the “Department”) or other matters may have a negative impact on our enrollments, financial position, results of operations and liquidity; expected levels of admissions counselor productivity; expected increases in marketing and promotional costs to support more admissions counselors; our estimated tax rate; expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations; expectations regarding our ability to generate cash from operating activities for the foreseeable future; expectations regarding investment plans, capital expenditures and use of commercial financing and lines of credit; projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; management's goals and objectives; expectations regarding the efficacy of investment in advertising and admissions counselors; and other similar matters that are not historical facts. Words such as "may," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions, as well as statements in the future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking.
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
Overview
Background
We are a provider of postsecondary education services. Our regionally accredited academic institutions, Ashford University and the University of the Rockies, offer associate's, bachelor's, master's and doctoral programs in the disciplines of business, education, psychology, social sciences and health sciences. Our institutions deliver programs online as well as at their traditional campuses located in Clinton, Iowa and Colorado Springs, Colorado. As of September 30, 2011, our institutions offered approximately 1,430 courses, 85 degree programs and 140 specializations.
Key operating data
In evaluating our operating performance, our management focuses in large part on (i) revenue, (ii) operating income and (iii) period end enrollment at our academic institutions (online and campus-based). The following table, which you should read in conjunction with our condensed consolidated financial statements contained elsewhere in this report, presents our key operating data for the three and nine months ended September 30, 2011 and 2010 (in thousands, except for enrollment data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated Statement of Income Data:	(unaudited)
Revenue	$242,771	$190,911	$712,084	$520,818
Operating Income	$69,773	$62,426	$238,435	$171,744
Consolidated Other Data:
Period end enrollment (1)
Online	89,399	76,171	89,399	76,171
Campus	1,198	1,008	1,198	1,008
Total	90,597	77,179	90,597	77,179

(1)
We define enrollments as the number of active students on the last day of the financial reporting period. Prior to July 1, 2011, a student was considered an active student if the student has attended a class within the prior 30 days unless the student has graduated or has provided us with notice of withdrawal.  Effective July 1, 2011, a student is considered an active student if the student has attended a class within the prior 15 days, unless the student has graduated, has provided us with notice of withdrawal, or is on an institutionally-approved break not to exceed 45 days.  The change in methodology effective July 1, 2011, did not have a material impact on the number of active students as of September 30, 2011.

Key enrollment trends
Enrollment at our academic institutions grew from 77,892 at December 31, 2010, to 90,597 at September 30, 2011, an increase of 16.3%. In the nine months ended September 30, 2011, we had new student enrollments of approximately 68,600, compared with new student enrollments of 66,750 for the same period in 2010, an increase of 2.8%. In recent quarters, we have experienced a slowing in the growth of new student enrollments (and a decline in such growth in the third quarter of 2011), primarily due to the expected reduction of admissions counselor productivity as a result of a new compensation and evaluation methodology, the student quality and preparedness initiatives we implemented in 2010 and 2011, the impact of new Department regulations and negative media scrutiny of our company and the private sector postsecondary education industry.
Anticipated future trends in results of operations
We believe that the performance of our company has been strong in recent periods due to (i) increased demand for postsecondary education resulting from a deteriorating labor market, (ii) the continued availability of Title IV funds to finance student tuition payments and (iii) efficiencies in advertising costs. We plan to continue to invest significantly in admissions counselors as well as in online and other advertising. We expect these investments will result in our total student enrollment and operating income continuing to grow, though perhaps not at the same rate as in the past, particularly given the larger size of our enrollment base and the changing regulatory environment, including recent changes in Department regulations over areas such as incentive compensation and gainful employment. In the Quarterly Report on Form 10-Q for the three months ended June 30, 2011, we disclosed our expectation that admissions counselors' new enrollment productivity would decline in the second half of 2011 as a result of the changes in compensation methodology required by Department regulations that became effective on July 1, 2011. However, after a full quarter of observing admissions counselor productivity, we believe that such productivity decline will be less than previously expected, and we expect that the growth in new student enrollments will become positive again in 2012.
Liquidity and capital resources and anticipated capital expenditures
We have financed our operating activities and capital expenditures during 2011 and 2010 primarily through cash provided by operating activities. At September 30, 2011, we had cash, cash equivalents and marketable securities totaling $344.7 million and no long-term debt. Based on our current level of operations and anticipated growth in enrollments, we believe that our cash flow from operating activities, our existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. For the year ending December 31, 2011, we expect capital expenditures to be approximately $35.0 million.

Recent Developments
OIG Report on Distance Education Fraud Rings. In September 2011, the Department's Office of Inspector General ("OIG") issued an Investigative Program Advisory Report entitled "Distance Education Fraud Rings" which reported findings of a serious fraud vulnerability in distance education programs, particularly online programs, and contained recommendations to reduce the program vulnerabilities identified by the OIG's investigation of fraud rings and distance education programs, including, among other things, a recommendation that the Department issue a Dear Colleague Letter specifying when institutions will be held responsible for disbursing Title IV funds to ineligible persons.
Cohort Default Rate. For each federal fiscal year, the Department calculates a rate of student defaults for each educational institution which is known as a "cohort default rate." An institution may lose its eligibility to participate in some or all Title IV programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department. Ashford University's cohort default rates for the 2009, 2008 and 2007 federal fiscal years, were 15.3%, 13.3% and 13.3%, respectively. The cohort default rates for the University of the Rockies for the 2009, 2008 and 2007 federal fiscal years, were 3.3%, 2.5% and 0.0%, respectively.
Institutional Loan Program at Ashford University. In October 2011, Ashford University introduced an institutional loan program for its online student population. The program is offered to students who meet the approved criteria. This loan program is similar in nature to the program introduced at the University of the Rockies in 2009. Under these programs, our institutions loan money directly to eligible and qualifying students. The institutional loan program is not expected to have a material impact on our consolidated financial position.
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
Critical Accounting Policies and Use of Estimates
For the three months ended September 30, 2011, there were no material changes to the critical accounting policies and estimates discussed in "MD&A-Critical Accounting Policies and Use of Estimates" included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011.

Results of Operations
The following table sets forth the condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	28.7	26.3	26.3	25.5
Marketing and promotional	28.4	28.8	26.7	28.7
General and administrative	14.2	12.2	13.5	12.9
Total costs and expenses	71.3	67.3	66.5	67.1
Operating income	28.7	32.7	33.5	32.9
Other income, net	(0.2)	(0.2)	(0.2)	(0.2)
Income before income taxes	28.9	32.9	33.7	33.1
Income tax expense	10.9	14.0	12.7	13.7
Net income	18.0%	18.9%	21.0%	19.4%
Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010
Revenue.    Our revenue for the three months ended September 30, 2011, was $242.8 million, representing an increase of $51.9 million, or 27.2%, as compared to revenue of $190.9 million for the three months ended September 30, 2010. This increase was primarily due to enrollment growth of 17.4%, from 77,179 students at September 30, 2010, to 90,597 students at September 30, 2011. Enrollment growth is driven by various factors including prospective students' acceptance of our value proposition, the quality of lead generation efforts, the number of admissions counselors and our ability to retain existing students. In addition to the increase in student enrollment, the revenue increase was also positively impacted by the 5% tuition increase for online courses at our institutions which became effective on April 1, 2011. The tuition increase accounted for approximately 18.8% of the $51.9 million revenue increase between periods. The revenue increase was partially offset by an increase in institutional scholarships of $6.2 million in the aggregate between periods. We earned technology fees of $16.3 million for the three months ended September 30, 2011, representing 6.7% of total revenue during the period, compared to technology fees of $12.6 million for the three months ended September 30, 2010, representing 6.6% of total revenue during that period. We increased the technology fee from $990 to $1,290 for degree-seeking online students at Ashford University starting on or after August 3, 2010, which fee increase accounted for $3.7 million, or 7.2%, of the revenue increase between periods.
Instructional costs and services.    Our instructional costs and services for the three months ended September 30, 2011, were $69.6 million, representing an increase of $19.4 million, or 38.7%, as compared to instructional costs and services of $50.2 million for the three months ended September 30, 2010. This increase was primarily due to additional costs necessary to support increased student enrollment. Specific increases between periods were direct compensation in the areas of academic management, financial aid support and student services of $7.1 million, bad debt expense of $6.7 million, instructor fees of $2.1 million and facilities costs of $1.2 million. Instructional costs and services increased, as a percentage of revenue, to 28.7% for the three months ended September 30, 2011, as compared to 26.3% for the three months ended September 30, 2010. The increase of 2.4%, as a percentage of revenue, included relative increases in direct compensation of 1.4%, and an increase of 1.6% in bad debt expense to 7.1% for the three months ended September 30, 2011, compared to 5.5% for three months ended September 30, 2010. The increase in bad debt expense, as a percentage of revenue, was primarily due to the timing of financial aid processing items and collections efforts, as well as weak economic conditions. The relative increases were partially offset by relative decreases in instructor fees of 0.4% and financial aid processing fees of 0.3%.
Marketing and promotional expenses.    Our marketing and promotional expenses for the three months ended September 30, 2011, were $68.8 million, representing an increase of $13.8 million, or 25.3%, as compared to marketing and promotional expenses of $55.0 million for the three months ended September 30, 2010. The increase was primarily due to the growth of our admissions counselor workforce, as well as costs incurred to purchase additional leads. Specific factors contributing to the overall increase between periods were increases in selling compensation of $8.0 million, advertising costs of $3.7 million, facilities costs of $1.0 million and other advertising and promotional costs of $0.8 million. The increase in selling compensation and advertising spending is expected to continue as we grow our admissions counselor workforce and increase our lead generation efforts to support such personnel. Our marketing and promotional expenses, as a percentage of revenue, decreased to 28.4% for the three months ended September 30, 2011, from 28.8% for the three months ended September 30, 2010. The decrease of 0.4% as a percentage of revenue was mainly due to the relative decrease in facilities costs of 0.3%. The overall decrease was primarily due to efficiencies gained by having a larger student enrollment base.
General and administrative expenses.    Our general and administrative expenses for the three months ended September 30, 2011, were $34.5 million, representing an increase of $11.2 million, or 48.0%, as compared to general and administrative expenses of $23.3 million for the three months ended September 30, 2010. The overall increase between periods was primarily due to increases in administrative costs required to support our larger student enrollment base. Specific increases between periods were administrative compensation of $5.3 million, other administrative costs of $3.1 million and professional fees of $1.3 million. Our general and administrative expenses, as a percentage of revenue, increased to 14.2% for the three months ended September 30, 2011, from 12.2% for the three months ended September 30, 2010. The increase of 2.0% included relative increases in administrative labor of 1.0%, other administrative costs of 0.6% and professional fees of 0.4%.
Other income, net.    Other income, net, was $0.6 million for the three months ended September 30, 2011, as compared to $0.3 million for the three months ended September 30, 2010, representing an increase of $0.3 million. The increase was primarily due to increased levels of interest income and increased yield on higher average cash balances.
Income tax expense.    We recognized income tax expense for the three months ended September 30, 2011 and 2010, of $26.6 million and $26.6 million, respectively, at effective tax rates of 37.8% and 42.4%, respectively. The decrease in our effective tax rate between periods was primarily due to a lower state tax rate resulting from California and other state law changes effective January 2011.
Net income.    Net income was $43.8 million for the three months ended September 30, 2011, compared to net income of $36.1 million for the three months ended September 30, 2010, an increase of $7.7 million, as a result of the factors discussed above.
Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010
Revenue.    Our revenue for the nine months ended September 30, 2011, was $712.1 million, representing an increase of $191.3 million, or 36.7%, as compared to revenue of $520.8 million for the nine months ended September 30, 2010. This increase was primarily due to enrollment growth of 17.4%, from 77,179 students at September 30, 2010, to 90,597 students at September 30, 2011. Enrollment growth is driven by various factors including prospective students' acceptance of our value proposition, the quality of lead generation efforts, the number of admissions counselors and our ability to retain existing students. In addition to the increase in student enrollment, the revenue increase was also positively impacted by the 5% tuition increase for online courses at our institutions which became effective on April 1, 2011. The tuition increase accounted for approximately 13.8% of the $191.3 million revenue increase between periods. The revenue increase was partially offset by an increase in institutional scholarships of $25.7 million in the aggregate between periods. We earned technology fees of $53.2 million for the nine months ended September 30, 2011, representing 7.5% of total revenue during the period, compared to technology fees of $33.2 million for the nine months ended September 30, 2010, representing 6.4% of total revenue during that period. We increased the technology fee from $990 to $1,290 for degree-seeking online students at Ashford University starting on or after August 3, 2010, which fee increase accounted for $12.1 million, or 6.3%, of the revenue increase between periods.
Instructional costs and services.    Our instructional costs and services for the nine months ended September 30, 2011, were $187.4 million, representing an increase of $54.5 million, or 41.0%, as compared to instructional costs and services of $132.9 million for the nine months ended September 30, 2010. This increase was primarily due to additional costs necessary to support increased student enrollment. Specific increases between periods were direct compensation in the areas of academic management, financial aid support and student services of $17.9 million, bad debt expense of $14.1 million, instructor fees of $9.9 million, financial aid processing costs of $4.7 million and facilities costs of $3.2 million. Instructional costs and services, as a percentage of revenue, increase to 26.3% for the nine months ended September 30, 2011, as compared to 25.5% for the nine months ended September 30, 2010. The increase of 0.8% included relative increases in direct compensation of 0.5% as well as bad debt expense, which was 5.7% for the nine months ended September 30, 2011, compared to 5.2% for nine months ended September 30, 2010.
Marketing and promotional expenses.    Our marketing and promotional expenses for the nine months ended September 30, 2011, were $190.0 million, representing an increase of $40.7 million, or 27.3%, as compared to marketing and promotional expenses of $149.3 million for the nine months ended September 30, 2010. The increase was primarily due to the growth of our admissions counselor workforce, as well as costs incurred to purchase additional leads. Specific factors contributing to the overall increase between periods were increases in selling compensation of $22.7 million, advertising costs of $11.0 million, facilities costs of $3.9 million and other advertising and promotional costs of $2.5 million. The increase in selling compensation and advertising spending is expected to continue as we grow our admissions counselor workforce and increase our lead generation efforts to support such personnel. Our marketing and promotional expenses, as a percentage of revenue, decreased to 26.7% for the nine months ended September 30, 2011, from 28.7% for the nine months ended September 30, 2010. The decrease of 2.0%, as a percentage of revenue, included relative decreases in selling compensation, advertising and facilities costs of 1.0%, 0.5% and 0.4%, respectively. These decreases were primarily due to efficiencies gained by having a larger student enrollment base.
General and administrative expenses.    Our general and administrative expenses for the nine months ended September 30, 2011, were $96.2 million, representing an increase of $29.3 million, or 43.8%, as compared to general and administrative expenses of $66.9 million for the nine months ended September 30, 2010. The overall increase between periods was primarily due to increases in administrative costs required to support our larger student enrollment base. Specific increases between periods were administrative compensation of $12.0 million, other administrative costs of $10.0 million and professional fees of $2.8 million. Our general and administrative expenses, as a percentage of revenue, increased to 13.5% for the nine months ended September 30, 2011, compared to 12.9% for the nine months ended September 30, 2010. The increase of 0.6%, as a percentage of revenue, included a relative increase in other administrative costs of 0.5%.
Other income, net.    Other income, net, was $1.9 million for the nine months ended September 30, 2011, as compared to $1.0 million for the nine months ended September 30, 2010, representing an increase of $0.9 million. The increase was primarily due to increased levels of interest income and increased yield on higher average cash balances.
Income tax expense.    We recognized income tax expense for the nine months ended September 30, 2011 and 2010, of $90.5 million and $71.5 million, respectively, at effective tax rates of 37.6% and 41.4%, respectively. The decrease in our effective tax rate between periods was primarily due to a lower state tax rate resulting from California and other state law changes effective January 2011.
Net income.    Net income was $149.9 million for the nine months ended September 30, 2011, compared to net income of $101.2 million for the nine months ended September 30, 2010, an increase of $48.7 million, as a result of the factors discussed above.
Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the nine months ended September 30, 2011 and 2010, primarily through cash provided by operating activities. Our cash and cash equivalents were $161.7 million at September 30, 2011, and $188.5 million at December 31, 2010. At September 30, 2011, and December 31, 2010, we had marketable securities of $183.0 million and $110.6 million, respectively.
We manage our excess cash pursuant to the quantitative and qualitative operational guidelines of our cash investment policy. Our cash investment policy is managed by our chief financial officer and has the following primary objectives: preserving principal, meeting our liquidity needs, minimizing market and credit risk, and providing after-tax returns. Under the policy's guidelines, we invest our excess cash exclusively in high-quality, U.S. dollar-denominated financial instruments. For a discussion of the measures we use to mitigate the exposure of our cash investments to market risk, credit risk and interest rate risk, see Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this report.
We noted a decline in fair value of our short and long-term marketable securities at September 30, 2011. We believe that this decline is due to the downgrade of the U.S. credit ratings, and subsequent downgrades of many major U.S. and world banks. We believe that this decline is temporary in nature and maintain that while our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover the value.

Available borrowing facilities
In January 2010, we entered into a $50 million revolving line of credit with Comerica Bank ("Comerica") pursuant to a Credit Agreement, Revolving Credit Note and Security Agreement (collectively, the "Loan Documents"). For more information about the Loan Documents, see Note 6, “Notes Payable and Long-Term Debt,” to our condensed consolidated financial statements which are included elsewhere in this report. As of September 30, 2011, we used the availability under the line of credit to issue letters of credit aggregating $3.8 million. We had no borrowings outstanding under the line of credit as of September 30, 2011.
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of September 30, 2011, the total available surety bond facility was $5.0 million and we had issued surety bonds totaling $3.5 million under such facility.
Share repurchase program
On July 30, 2010, our board of directors authorized the repurchase of up to $60.0 million of our outstanding shares of common stock over the following 12 months (the "2010 Repurchase Program"). On May 2, 2011, our board of directors authorized the repurchase of up to an additional $75.0 million of our outstanding shares of common stock over the following 12 months (the "2011 Repurchase Program"). The 2011 Repurchase Program was an expansion of, and did not replace, the 2010 Repurchase Program.
During the three months ended September 30, 2011, we repurchased 1.7 million shares at a weighted average cost of $21.82 per share, for a total cost of $36.4 million. As of September 30, 2011, we repurchased a total of 7.3 million shares at a weighted average cost of $18.62, for a total cost of $135.0 million. As of September 30, 2011, we substantially completed both authorized repurchase programs.
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
Operating activities
Net cash provided by operating activities was $148.7 million and $115.2 million for the nine months ended September 30, 2011 and 2010, respectively. The overall increase of $33.5 million between periods was primarily related to the increase of $48.7 million in net income between periods. We expect to continue to generate cash from our operating activities for the foreseeable future.
Investing activities
Investing activities consisted primarily of capital expenditures and investments in, and maturities of, marketable securities. Net cash used in investing activities was $103.6 million and $40.3 million for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, we purchased $234.0 million of marketable securities and there were maturities of $157.0 million. This compares to purchases of $66.2 million and maturities of $45.0 million in the same period in 2010. Capital expenditures for the nine months ended September 30, 2011, were $24.4 million, compared with $18.5 million for the nine months ended September 30, 2010. We will continue to invest in computer equipment and office furniture and fixtures to support our increasing employee headcount as well as infrastructure to support the expansion of our ground campus. For the year ending December 31, 2011, we expect our capital expenditures to be approximately $35.0 million.
Financing activities
Net cash used in financing activities was $71.9 million and $36.6 million for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, net cash used in financing activities primarily reflects that we repurchased $92.8 million of our common stock pursuant to share repurchase programs. Cash used in the repurchase was partially offset by $20.1 million of cash provided by option exercises and the related tax benefit.
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
Significant cash and contractual obligations
The following table sets forth, as of September 30, 2011, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
	Total	2011-2012	2013-2014	2015	Thereafter
	(In thousands)
Operating lease obligations	$392,428	$35,999	$84,725	$44,316	$227,388
Other contractual obligations	24,038	10,129	13,849	60	—
Uncertain tax positions	8,430	8,430	—	—	—
Total	$424,896	$54,558	$98,574	$44,376	$227,388
Recent Accounting Pronouncements Not Yet Adopted
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs,” which amends Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. We do not believe that the adoption of ASU 2011-04 will have a material effect on our consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income," which amends ASC Topic 220, "Comprehensive Income," to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The guidance provided in ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. We do not believe that the adoption of ASU 2011-05 will have a material effect on our consolidated financial statements.
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
Interest rate risk
To the extent we borrow funds under our line of credit with Comerica, we would be subject to fluctuations in interest rates. As of September 30, 2011, we had no borrowings under the line of credit.
Our future investment income may vary from expectations due to changes in interest rates. At September 30, 2011, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned from cash, cash equivalents or marketable securities.
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

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
In September 2011, Ashford University received from the Attorney General of the State of North Carolina (“NC Attorney General”) an Investigative Demand relating to the NC Attorney General's investigation of whether the university's business practices complied with North Carolina consumer protection law.  Pursuant to the Investigative Demand, the NC Attorney General has requested from Ashford University documents and detailed information for the time period January 1, 2008, to present.  The university is evaluating the Investigative Demand and intends to comply with the NC Attorney General's request.

In October 2011, an order was issued by a judge in the Superior Court of the State of California, San Diego, to consolidate the cases entitled Stevens v. Bridgepoint Education, Inc., Moore v. Ashford University, LLC and Sanchez v. Bridgepoint Education, Inc., which involve common questions of fact and law. The order designated Stevens v. Bridgepoint Education, Inc. as the lead case.

For information regarding other material pending legal proceedings involving us, see "Legal Proceedings" in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which was filed with the SEC on August 2, 2011. Except as specified above, there have been no material developments with respect to any of such proceedings since the filing of such report.
From time to time, we are also a party to various lawsuits, claims and other ordinary routine litigation incidental to our business, none of which are expected to have a material impact on our financial condition or results of operations.
Item 1A.    Risk Factors.
Investing in our common stock involves risk. In addition to the updated risk factors set forth below, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011, and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, and June 30, 2011, filed with the SEC on May 3, 2011, and August 2, 2011, respectively. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
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
Additionally, Ashford University and the University of the Rockies receive funds from military and other governmental financial aid sources, such as tuition assistance and VA benefits. Such revenues are not considered to be derived from Title IV funds, and accordingly help our academic institutions comply with the 90/10 rule. If Congress were to pass legislation (1) to consider revenues from military and other governmental financial aid sources to be derived from Title IV funds for purposes of the 90/10 calculation or (2) to exclude such revenues from both the numerator and the denominator of the 90/10 calculation, both of which measures were proposed at the September 2011 hearing of the Homeland Security & Governmental Affairs subcommittee of Federal Financial Management, Governmental Information, Federal Services and International Security entitled, "Improving Educational Outcomes for our Military and Veterans," or if such revenues were otherwise to decrease significantly, it would be significantly more difficult for our academic institutions to satisfy the 90/10 rule.
We face risk in connection with institutional loan programs implemented at our academic institutions. If students participating in such programs fail to repay their loans timely, our business will be negatively impacted.
In October 2011, Ashford University introduced an institutional loan program for its online student population. This loan program is similar in nature to the program introduced at the University of the Rockies in 2009. Under these programs, our institutions loan money directly to eligible and qualifying students. If students participating in these programs fail to repay their loans timely, it would have a negative impact on our results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding repurchases of our common stock on a monthly basis for the three months ended September 30, 2011:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2011 through July 31, 2011	—	$—	—	$36,381,068
August 1, 2011 through August 31, 2011	1,666,164	$21.82	1,666,164	$28,986
September 1, 2011 through September 30, 2011	—	$—	—	$28,986
Total	1,666,164	$21.82	1,666,164	$28,986

(1)
On July 30, 2010, our board of directors authorized the repurchase of up to $60.0 million of our outstanding shares of common stock (the "2010 Repurchase Program"). The 2010 Repurchase Program, which was announced on August 3, 2010, expired 12 months from the date of authorization. On May 2, 2011, our board of directors authorized the repurchase of up to an additional $75.0 million of our outstanding shares of common stock (the "2011 Repurchase Program"). The 2011 Repurchase Program, which was announced on May 3, 2011, expires 12 months from the date of authorization. The 2011 Repurchase Program is in addition to, and not in replacement of, the $60.0 million authorized under the 2010 Repurchase Program.

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
10.1
Amendment One to General Services Agreement dated July 14, 2011 between Affiliated Computer Services, Inc. and Ashford University, LLC. (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed August 2, 2011).

10.2
Amendment One to General Services Agreement dated July 15, 2011 between Affiliated Computer Services, Inc. and University of the Rockies, LLC. (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed August 2, 2011).

10.3	Lease dated August 8, 2011, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.+
10.4
First Amendment to Standard Form Modified Gross Office Lease dated September 16, 2011 with Sunroad Centrum Office I, L.P., related to the premises located at 8620 Spectrum Center Lane, San Diego, California.+

10.5	First Amendment to Lease dated August 9, 2011, with Sunroad Centrum Office I, L.P., related to a building to be built in the Sunroad Centrum Project in San Diego, California.
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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the SEC on November 1, 2011, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets as of September 30, 2011, and December 31, 2010; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (iii) the Condensed Consolidated Statement of Stockholder's Equity for the nine months ended September 30, 2011; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements.*

*     XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

+    Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.

November 1, 2011	/s/ DANIEL J. DEVINE
Daniel J. Devine Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)