Form 10-Q/A
period 2011-09-30
Bridgepoint Education Inc
filed 2011-12-16
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q/A Amendment No. 1

EXPLANATORY NOTE
The purpose of this Amendment No. 1 to Form 10-Q is: (1) to re-file Exhibit 10.4 in response to comments received from the Staff of the Securities and Exchange Commission to our request for confidential treatment for certain portions of Exhibit 10.4 and (2) to re-file Exhibit 10.5 because an incorrect version of such document was filed with the Form 10-Q filed on November 1, 2011. No other changes have been made to the Form 10-Q.  This Amendment No. 1 to Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.
PART II—OTHER INFORMATION
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

10.3	Lease dated August 8, 2011, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.+^
10.4
First Amendment to Standard Form Modified Gross Office Lease dated September 16, 2011 with Sunroad Centrum Office I, L.P., related to the premises located at 8620 Spectrum Center Lane, San Diego, California (filed herewith).+

10.5	First Amendment to Lease dated August 9, 2011, with Sunroad Centrum Office I, L.P., related to a building to be built in the Sunroad Centrum Project in San Diego, California (filed herewith).
31.1
Certification of Andrew S. Clark, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

31.2
Certification of Daniel J. Devine, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew S. Clark, President and Chief Executive Officer, and Daniel J. Devine, Chief Financial Officer.#

101
The following financial information from our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the SEC on November 1, 2011, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets as of September 30, 2011, and December 31, 2010; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (iii) the Condensed Consolidated Statement of Stockholder's Equity for the nine months ended September 30, 2011; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements.*^

*     XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.
+    Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.
^    Previously filed with the Form 10-Q filed on November 1, 2011.
#    Previously filed with the Form 10-Q filed on November 1, 2011, provided that a new certification has been filed in connection with this Amendment No. 1 to Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.

December 16, 2011	/s/ DANIEL J. DEVINE
Daniel J. Devine Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)

4