Form 10-K
period 2011-12-31
Bridgepoint Education Inc
filed 2012-03-07
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-34272
________________________________
BRIDGEPOINT EDUCATION, INC.
(Exact name of registrant as specified in its charter)
____________________________

Delaware (State or other jurisdiction of incorporation or organization)	59-3551629 (I.R.S. Employer Identification No.)

13500 Evening Creek Drive North, Suite 600
San Diego, CA 92128
(Address, including zip code, of principal executive offices)

(858) 668-2586
(Registrant's telephone number, including area code)
_____________________________

None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s second fiscal quarter, was approximately $432.6 million, based on the closing price reported on such date by the New York Stock Exchange of the registrant’s common stock. Shares of common stock held by officers and directors and holders of 10% or more of the outstanding common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 2, 2012, the number of outstanding shares of the registrant’s common stock was 52,081,490.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement for the 2012 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2011.

BRIDGEPOINT EDUCATION, INC.
FORM 10-K

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Bridgepoint Education, Inc. (the “Company,” “Bridgepoint,” “we,” “us” or “our”) including, without limitation, statements regarding:

•	our ability to comply with changing regulatory requirements;

•	expectations regarding financial position, results of operations, liquidity and enrollment at our institutions;

•	projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance;

•	management's goals and objectives; and

•	other similar matters that are not historical facts.
Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in the future tense, identify forward-looking statements.
Forward-looking statements should not be interpreted as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward- looking statements are based on information available at the time those statements are made and are management's good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	the inability of Ashford University to adequately resolve the findings and recommendations of the final audit report of the U.S. Department of Education's Office of Inspector General;

•	the inability of Ashford University to change its primary institutional accreditor;

•	the imposition of fines or other corrective measures against our institutions;

•	adverse regulatory changes affecting our industry;

•
our failure to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act and its regulations, state laws and regulatory requirements and accrediting agency requirements;

•	our inability to continue to develop awareness among, to recruit and to retain students;

•	competition in the postsecondary education market and its potential impact on our market share, recruiting cost and tuition rates;

•	reputational and other risks related to potential compliance audits, regulatory actions, negative publicity or service disruptions;

•	our inability to develop new programs or expand its existing programs in a timely and cost-effective manner;

•	economic or other developments potentially impacting demand in our core disciplines or the availability or cost of Title IV or other funding;

•	other factors discussed in Part I, Item 1A, “Risk Factors,” and in other reports we may file with the Securities and Exchange Commission from time to time; and

•	those factors set forth in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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

PART I
Item 1. Business.
BUSINESS
Overview
We are a provider of postsecondary education services. We believe that our regionally accredited academic institutions, Ashford University® and University of the RockiesSM, embody the contemporary college experience. Our institutions deliver programs primarily online, as well as at their traditional campuses. As of December 31, 2011, we had 86,642 total students enrolled in our institutions.
Our institutions' delivery models, weekly start dates, commitment to affordability and the transferability of credits make their programs highly accessible. Our institutions' online platform has been designed to deliver a quality educational experience while offering the flexibility and convenience that many students require, particularly working adults. Our institutions are committed to providing a high-quality educational experience to their students. Our institutions have a comprehensive curriculum development process and employ qualified faculty members with significant academic and practitioner credentials. Our institutions conduct ongoing faculty and student assessment processes and provide a broad array of student services.
We are also focused on developing innovative new technologies to improve the way students learn, such as through Waypoint Outcomes®, Constellation™ and the development of our institutions' mobile learning platforms.
Ashford University. In March 2005, we acquired The Franciscan University of the Prairies, located in Clinton, Iowa, and renamed it Ashford University. The mission of Ashford University is to provide accessible, affordable, innovative, high-quality learning opportunities and degree programs that meet the diverse needs of individuals pursuing integrity in their lives, professions and communities. The institution offers associate's, bachelor's and master's degree programs online, as well as bachelor's degree programs at its campus in Clinton, Iowa. Ashford University is comprised of four colleges: the College of Business and Professional Studies, the College of Education, the College of Health, Human Services and Sciences, and the College of Liberal Arts. We believe Ashford University is defining the modern college experience by combining the heritage of a traditional campus with the flexibility and effectiveness of online learning.
We continue to invest in enhancing and expanding the physical infrastructure of the campus. The institution encourages online students to follow campus activities, including athletic teams, student clubs and student projects.
Ashford University is accredited by the Higher Learning Commission and a member of the North Central Association of Colleges and Schools (www.ncahlc.org) (“Higher Learning Commission”). Ashford University received its most recent 10-year reaccreditation in 2006. In September 2010, Ashford University applied for eligibility from the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges (“WASC”). In May 2011, Ashford University received a letter from WASC stating that the WASC Eligibility Review Committee has reviewed the application and determined that the university meets all of the WASC eligibility criteria and may proceed with an application for initial accreditation. For more information about Ashford University's accreditation, see “Regulation-Accreditation” below. Ashford University maintains a website at www.ashford.edu, the contents of which are not part of this report.
University of the Rockies. In September 2007, we acquired the Colorado School of Professional Psychology, located in Colorado Springs, Colorado, and renamed it University of the Rockies. The mission of University of the Rockies is to provide high-quality, accessible learning opportunities globally for diverse groups of individuals seeking preparation for life goals, professional practice, service, and distinguished leadership. University of the Rockies is a graduate institution that offers master's and doctoral degree programs in the social and behavioral sciences. Classes at University of the Rockies are presented in a progressive online format, as well as at its campus in Colorado Springs, Colorado. Similar to Ashford University, most students at University of the Rockies attend via the institution's accessible online platform, which is also available through our mobile applications.
University of the Rockies is accredited by the Higher Learning Commission and received a seven-year reaccreditation in 2008. For more information about University of the Rockies' accreditation, see “Regulation-Accreditation” below. University of the Rockies maintains a website at www.rockies.edu, the contents of which are not part of this report.
Innovation and new technologies. Central to our ideal of enabling learning anytime, anywhere is the commitment to provide learning platforms and resources that make accessible learning a reality. A few of these innovations are Waypoint Outcomes, Constellation, and our mobile application technology.

Waypoint Outcomes provides learning and assessment software to K-12 and higher education institutions nationwide. The software combines classic rubric grading scales with easy, efficient technology to help educators teach writing, critical thinking and cognitive skills. Its sophisticated grading palette frees teachers to focus on meaningful, personalized feedback for students by automating mundane and repetitive tasks.
In May 2010, we introduced Constellation, an innovative suite of interactive educational materials that increases both the educational quality and affordability of education for online students at Ashford University. We developed Constellation to replace third party textbooks with digital course materials. Constellation materials are displayed in a proprietary, browser-based platform, developed and owned by us. Constellation provides mobile access to students over the Internet as well as on a variety of devices, including web-enabled smartphones and tablet devices. Through Constellation, we were able to significantly decrease student costs and increase student accessibility. In January 2012, we introduced ThuzeTM, which is a cloud-based, multi-platform, collaborative learning environment for students to interact with their course digital materials and with each other. Thuze leverages the technology that supports our Constellation platform. Thuze provides students with the resources to work from both their desktop computers and also from their tablets and smartphones. We launched Thuze as a pilot program with prominent publishers in higher education.
In 2011, we deployed new mobile application technology at Ashford University that empowers students and faculty to connect to their learning environment via their mobile phones and tablet computers. These innovations have garnered significant interest within the academic community and have led to invitations for our personnel to speak at certain academic conferences.
Sense of community. We believe that a strong sense of community and the familiarity associated with a traditional campus environment are important to recruiting and retaining students and differentiate us from many other online providers. We encourage online students to follow activities on our campuses, including student clubs, student projects with our campuses' local communities and athletic teams. The athletic teams at Ashford University compete as members of the National Associations of Intercollegiate Athletics (“NAIA”), and as of July 1, 2012, will be joining the Association of Independent Institutions within the NAIA. All online student activity, including completing coursework and seeking support services, is initiated through each university's homepage, which also highlights campus activities, including athletic and social events. Additionally, we hold graduation ceremonies at the campuses for both the campus-based and online students. As a result, students have the opportunity to become more connected to their fellow students and to develop a stronger connection with our institutions.
Enrollment
The following table summarizes enrollments at our institutions as of December 31, 2011, 2010 and 2009:

	December 31, 2011		December 31, 2010		December 31, 2009
Doctoral	772	0.9%	618	0.8%	428	0.8%
Master's	9,805	11.3%	8,414	10.8%	5,350	10.0%
Bachelor's	63,962	73.8%	57,905	74.3%	41,571	77.4%
Associate's	11,632	13.4%	10,720	13.8%	6,117	11.4%
Other*	471	0.6%	235	0.3%	222	0.4%
Total	86,642	100.0%	77,892	100.0%	53,688	100.0%
Ashford University Online	83,774	96.7%	75,243	96.6%	51,936	96.7%
Ashford University Campus	939	1.1%	724	0.9%	503	0.9%
University of the Rockies Online	1,753	2.0%	1,790	2.3%	1,112	2.1%
University of the Rockies Campus	176	0.2%	135	0.2%	137	0.3%
Total	86,642	100.0%	77,892	100.0%	53,688	100.0%

*	Includes students who are taking one or more courses with our institutions, but have not declared that they are pursuing a specific degree.
We define enrollments as the number of active students on the last day of the financial reporting period. Prior to July 1, 2011, a student was considered an active student if the student has attended a class within the prior 30 days unless the student has graduated or has provided us with notice of withdrawal. Effective July 1, 2011, a student is considered an active student if the student has attended a class within the prior 15 days, unless the student has graduated, has provided us with notice of withdrawal, or is on an institutionally-approved break not to exceed 45 days. The change in methodology effective July 1, 2011, did not have a material impact on the number of active students as of December 31, 2011.
As of December 31, 2011, 72% of our online students were female, 49% have identified themselves as minorities and the average age of our online students was 36. We have online students from all 50 states and from the District of Columbia. We have students from 69 different countries.
Graduation
As of December 31, 2011, over 34,400 students have graduated from our institutions since we acquired them, with approximately 15,200 students graduating from our institutions during fiscal year 2011.
Total credits required to obtain a degree are consistent for online and campus-based programs: an associate's degree requires a minimum of 64 credits; a bachelor's degree requires a minimum of 120 credits; a master's degree typically requires a minimum of 30 credits at Ashford University and 33 credits at University of the Rockies. A doctoral degree at University of the Rockies requires a minimum of 68 credits.
Many students have previously completed some postsecondary education and have credits that they would like to transfer to a new degree program. We believe students should receive credit for their prior work; accordingly our institutions have worked closely with our accrediting agencies to obtain the right to accept a high level of transfer credits.
Tuition and Fees
Our institutions structure the tuition and fees for programs to be below Title IV loan limits, permitting students who do not otherwise have the financial means to pursue an education the ability to gain access to our institutions' programs. We recognize that private loans are increasingly difficult to obtain, which can prevent academically qualified students from pursuing an education at institutions with higher tuition and fees. We believe that helping to remove the financial burden of obtaining incremental private loans while pursuing a postsecondary education not only permits more students to access our institutions' programs, but also enables students to focus more on their coursework and on program completion while in school.
The price of our institutions' courses varies based upon the number of credits per course (with most courses representing three credits), the degree level of the program and the discipline. For the 2011-2012 academic year (which began on July 1, 2011), the price per credit is $390 for undergraduate online courses and ranges from $510 to $926 for graduate online courses. Based on these per credit prices, the prices for a three-credit course are $1,170 for undergraduate online courses and range from $1,530 to $2,778 for graduate online courses. For the 2011-2012 academic year, Ashford University charges a fixed $7,860 “block tuition” for undergraduate campus-based students taking between 12 and 18 credits per semester. For campus-based students taking more than 18 credits, the cost is an additional $458 per credit. For part time, campus-based students taking 11 credits or less, the cost is $458 per credit.
Revenue realized from tuition is reduced by the amount of scholarships awarded to students. For the years ended December 31, 2011, 2010 and 2009, we recorded institutional scholarships of $101.5 million, $80.2 million, and $42.8 million, respectively, to our students.
Student Financing
Students finance their education at our institutions through a combination of the following financing options:
Title IV programs
If a student attends any institution certified as Title IV eligible by the U.S. Department of Education (the “Department”) and meets applicable student eligibility standards, that student may receive grants and loans to fund their education under programs provided for by Title IV of the Higher Education Act. An institution participating in Title IV programs must ensure that all program funds are accounted for and disbursed properly. To continue receiving program funds, students must demonstrate satisfactory academic progress toward the completion of their program of study.
In the years ended December 31, 2011, 2010 and 2009, Ashford University derived 86.8%, 85.0% and 85.5%, respectively, and the University of the Rockies derived 85.0%, 85.9% and 84.6%, respectively, of their respective revenues (in each case calculated in accordance with applicable Department regulations) from Title IV programs administered by the Department.
FFEL and Federal Direct Loans. The Federal Family Education Loan ("FFEL") and Federal Direct Loan Programs consist of two types of loans: Stafford loans, which are either subsidized or unsubsidized, and PLUS loans, which are made available to graduate and professional students, as well as parents of dependent undergraduate students. The FFEL program was administered and funded by private lenders and guaranteed by federally recognized guaranty agencies, which are then reimbursed by the Department. The Health Care and Education Reconciliation Act of 2010 prohibited new federally-guaranteed loans from being made under the FFEL Program after June 30, 2010. Instead, such loans are required to be made under the Federal Direct Loan Program. Both of our institutions are fully transitioned to the Federal Direct Loan Program.
With a Federal Direct Subsidized Loan, the federal government pays the interest on the loan while the student is in school and during grace periods and any approved periods of deferment, until the student's obligation to repay the loan begins. Federal Direct Unsubsidized Loans are not based on financial need, and are available to students who do not qualify for a Direct Subsidized Loan, or in some cases, in addition to a Direct Subsidized Loan. Loan funds are paid to us, and we in turn credit the student's account for tuition and fees and disburse any amounts in excess of tuition and fees to the student. The Budget Control Act of 2011 provides that for loan periods beginning on or after July 1, 2012, graduate and professional students are no longer eligible to receive Federal Direct Subsidized Loans. Graduate and professional students remain eligible for Federal Direct Unsubsidized Loans. The Consolidated Appropriations Act of 2012 temporarily eliminates the interest subsidy provided on Federal Direct Subsidized Loans during the six-month grace periods provided to students who are no longer enrolled on at least a half-time basis effective for new Federal Direct Subsidized Loans for which the first disbursement is made on or after July 1, 2012, and before July 1, 2014.
Under the Direct Stafford Loan program, a dependent undergraduate student can borrow up to $5,500 for the first academic year, $6,500 for the second academic year and $7,500 for each of the third and fourth academic years. Students classified as independent, and dependent students whose parents have been denied a PLUS loan for undergraduate students, can obtain up to an additional $4,000 for each of the first and second academic years and an additional $5,000 for each of the third and fourth academic years. Students enrolled in graduate programs can borrow up to $20,500 per academic year.
Pell. Under the Pell Program, the Department makes grants to undergraduate students who demonstrate financial need. Under the August 2008 reauthorization of the Higher Education Act, students were able to receive Pell Grant funds for attendance on a year-round basis, and could potentially receive more in a given year than the traditionally defined maximum annual amount. However, the U.S. Department of Defense and Full-Year Continuing Appropriations Act of 2011 permanently repealed, effective with the 2011-2012 award year, the Pell Grant provision that provided an otherwise eligible student with more than one Pell Grant in an award year. For the 2011-2012 award year, the maximum Pell Grant award is $5,550. Recent proposed legislation under HR Bill 3671 would preserve the maximum Pell Grant at $5,550, but would change the program's eligibility criteria. For the 2012-2013 award year, a student's eligibility to receive a Pell Grant has been reduced from 18 semesters (or its equivalent) to 12 semesters (or its equivalent). In addition, the income threshold for an automatic zero expected family contribution was reduced from $30,000 to $23,000 for the 2012-2013 award year for both dependent and independent students.
Federal Work-Study Program. Under the Federal Work-Study Program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the school or for off-campus public or non-profit organizations.
Non-Title IV funding sources
Other funding sources consist of cash, private loans, state grants, corporate reimbursement, military benefits and institutional loans. In the years ended December 31, 2011, 2010 and 2009, Ashford University derived 13.2%, 15.0% and 14.5%, respectively, and the University of the Rockies derived 15.0%, 14.1% and 15.4%, respectively, of their respective revenues (in each case calculated in accordance with applicable Department regulations) from these other funding sources.
Financial aid processing
We have engaged Affiliated Computer Services, Inc. ("ACS"), to provide call center and transactional processing services for the online financial aid student populations at our institutions, including services related to disbursement eligibility review and Title IV fund returns. We believe our engagement of ACS centralizes these processing services to improve student financing outcomes, and enhances our efforts to comply with Title IV rules and regulations. If our engagement with ACS were terminated, we would handle these processing services using our own resources or engage another third party vendor.
Curricula and Scheduling
Our institutions are committed to providing their students with a rigorous and rewarding academic experience, which gives them the knowledge and experience necessary to be contributors, educators and leaders in their chosen professions. Our institutions seek to maintain a high level of quality in curriculum, faculty and student support services, all of which contribute to the overall student experience. Curriculum is reviewed annually to ensure that content is refined and updated as necessary. Our institutions provide extensive student support services, including academic, administrative and technology support, to help maximize the success of their students. Additionally, our institutions monitor the success of our educational delivery processes through periodic faculty and student assessments. Our institutions believe their commitment to quality is evident in the satisfaction and demonstrated proficiency of our students, which we measure at the completion of every course.
As of December 31, 2011, our institutions offered approximately 1,430 courses, 85 degree programs and 140 specializations. Specialization areas are comprised of a select number of courses within an existing program which supplement that program's required courses. Specialization areas focus on one area of study and may also be offered under the designation of concentration, endorsement or track. Our institutions offer programs and specialization areas through Ashford University's four colleges: the College of Business and Professional Studies; the College of Education; the College of Health, Human Services and Science; and the College of Liberal Arts; and through the University of the Rockies' two schools: the School of Organizational Leadership and the School of Professional Psychology.
Online courses are offered with weekly start dates throughout the year except for two weeks total in late December and early January. Courses typically run five to six weeks and all courses are offered in an asynchronous format so students can complete their coursework as their schedule permits. Online students typically enroll in one course at a time. This focused approach to learning allows the student to engage fully in each course.
Our institutions' campus-based courses are typically nine or 16 weeks and have one start per term, with two to five terms per year. Undergraduate campus-based students can enroll in up to six concurrent courses at a time and typically enroll in at least four courses in a given semester.
Doctoral students, both online and campus-based, are required to participate in periodic seminars located on campus as well as compose and defend a dissertation on an approved topic.
Program Development
Our institutions continue to expand their academic offerings to attract a broader portion of the overall market. In addition to adding new programs in high-demand disciplines, our institutions intend to enhance their programs through the addition of more specializations. Specializations are used to create an offering that is tailored to the specific objectives of a student population and, therefore, is more attractive to potential students interested in a particular program. As a result, the addition of specializations represents a cost-effective way to both expand our target market and to further enhance the differentiation of our programs in that market. Additionally, our institutions intend to expand the portfolio of their master's and doctoral degree programs, consistent with our commitment to a quality academic offering, and to pursue graduate students because we believe they represent an attractive segment of the population.
Our institutions seek to offer programs in disciplines in which there is strong demand for education and significant opportunity for employment. Our institutions' current program portfolio includes offerings at the associate's, bachelor's, master's and doctoral levels in the disciplines of business, education, psychology, social sciences and health sciences. Our institutions follow a defined process for identifying new degree program opportunities which incorporates student, faculty and market feedback, as well as macro trends in the relevant disciplines, to evaluate the expected level of demand for a new program prior to developing the content and marketing it to potential students.
Potential new programs and specializations are determined based on proposals submitted by faculty and staff and on an assessment of overall market demand. Our faculty and academic leadership work in collaboration with our marketing team to research and select new programs that are expected to have strong market demand and that can be developed at a reasonable cost. Programs are reviewed by the appropriate institution and must also receive approval through the normal governance process at the relevant institution.
Once a program is selected for development, a subject matter expert is assigned to work with our curriculum development staff to define measurable program-level student learning objectives. Each course in a program is designed to include learning activities that address the program objectives, foster student engagement and assess learning outcomes. All courses undergo extensive quality assurance review before they are offered to students. A new program is reviewed for approval through the appropriate governance structures. Following the approval, online programs are conformed to the standards of our online learning management system and the marketing department creates a marketing plan for the program. In most cases, the time frame to identify, develop and approve a new program is approximately six months.
Assessment
Each institution has developed and implemented a comprehensive assessment plan focused on student learning and effective instruction. The plans stipulate assessment of learning outcomes at the course, program and institutional levels. Learning outcomes are unique to each institution and demonstrate the skills that graduates should be able to demonstrate upon completion of their respective program. With the assistance of our dedicated assessment team, our institutions' faculty routinely evaluates and revises courses and learning resources based upon outcomes and institutional research data. Using direct and indirect measurements, student performance is assessed on an ongoing basis to ensure student success.
In 2010, we began using Waypoint Outcomes, our proprietary assessment platform. Waypoint Outcomes is an innovative, web-based assessment system of interactive rubrics used to gather data from specific learning activities. Data results are shared with the student and are also accessible by the faculty and program administrators.
In addition to course and program assessments, our faculty's performance is continuously assessed by our deans and institutional specialists and by results of student surveys at the completion of each course. The results of all of our assessment practices are reviewed by an assessment team, including faculty, and, based on their conclusions, recommendations may be made to add or modify our institutions' programs.
Marketing, Recruiting and Retention
Marketing
We have invested significant resources in developing processes and implementing technologies that allow us to effectively identify, recruit and retain qualified students. We develop and participate in various marketing activities to generate leads for prospective students and to build the Bridgepoint Education, Ashford University and University of the Rockies brands. For our online student population, we align ourselves with working adults, many of whom have already completed some postsecondary courses and are seeking an accessible, affordable education from a quality institution. The admissions policies that require the minimum age of 22 for all online students at Ashford University are focused at attracting more mature students with a greater commitment to completing their degrees. The Ashford University campus-based student population attracts traditional college students, typically between the ages of 18 and 24.
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
We use trade show appearances and sponsorships to enhance the brand equity of Ashford University and the University of the Rockies. These campaigns are designed to increase awareness among potential students, differentiate us from other postsecondary education providers, start dialogues between our admissions counselors and potential students, motivate former students to re-register and encourage referrals from existing students.
Recruiting
Our institutions employ a team structure in their recruiting operations. Each team consists of admissions counselors, financial service advisors and academic advisors. The teams provide a single point of contact and facilitate all aspects of enrollment and integration of a prospective student into a program of study. The team structure promotes internal accountability among employees involved in identifying, recruiting, enrolling and retaining new students.
All leads are managed through our proprietary customer relations management ("CRM") system, which directs a lead for a prospective student to a recruiting team and assigns an admissions counselor within that team to serve as the primary liaison for that prospective student. Once contact with the prospective student is established, our admissions counselors, along with the academic and financial service advisors, begin an assessment process to determine if our program offerings match the student's needs and objectives. Additionally, our admissions counselors communicate other criteria, including expected duration and cost of our programs, to prospective students. Through our proprietary systems, our admissions counselors are able to generate a comparison of tuition levels across our competitors in order for prospective students to make more informed decisions.
Each admissions counselor undergoes a comprehensive training program that addresses our academic offerings, financial aid options and the regulatory environment in which we operate, including the restrictions that regulations impose on the recruitment process. We place significant emphasis on regulatory requirements and demand an environment of strict compliance. We intend to continue to invest in marketing, recruiting and retention and to expand our admissions counselor workforce to increase enrollment at our institutions.
As of December 31, 2011, 2010 and 2009, we employed 2,129, 1,619, and 1,175 admissions counselors, respectively.
Our military and corporate channel relationships are developed and managed by our channel development teams. Our military development specialists and corporate liaisons work with representatives in these organizations to demonstrate the quality, impact and value that our institutions' programs can provide to individuals in the organizations, as well as to the organizations themselves. We believe our institutions' educational offerings are attractive to potential students in these markets. In the military channel, individuals may frequently change locations or may seek to complete a program intermittently over the course of several years. In the corporate channel, employers value our institutions' traditional campus heritage, while our institutions' affordability allows employer tuition reimbursement to be used more efficiently. As of December 31, 2011, 18.7% of our students were affiliated with the military.
Retention
Once a student enrolls in a program, the institution provides consistent, ongoing support to assist the student in acclimating to the online environment and to address challenges that arise in order to increase the likelihood that the student will persist through graduation.
Providing a superior learning experience to every student is a key component in retaining students at our institutions. We feel that our team-based approach to recruitment and the robust student services we provide enhance retention because of each student's interaction with their contact in the team and the accountability inherent in the team structure. We also incorporate a systematic approach to contacting students at key milestones during their experience at our institutions, providing encouragement and highlighting their progress. Additional contact points include quarterly updates on the school and campus life. There are frequent personal interactions between academic advisors and students, which we view as a key component to our retention strategy. Additionally, we employ a retention committee that monitors performance metrics and other key data to analyze student retention rates, as well as the causes and potential risks for student drops. Also, our student grievance department serves as a neutral third party for students to raise any concerns or complaints. Such concerns and complaints are then elevated to the appropriate department so we may proactively address any issues potentially impacting retention.
In 2011, Ashford University introduced a two-week orientation course to a sample population of students. The orientation is designed to provide students with a complete overview of the online classroom experience, prepare them for success in their courses, and help them self-evaluate their readiness to succeed in an online college setting. The experience provides a realistic, up-front overview of expectations so that students are aware of what is expected of them as they prepare for their studies. They also gain an understanding of how to access and navigate within the online classroom, so they can feel confident when they move to their first course in their respective programs. Successful completion of all orientation activities is a requirement before students can enroll in their first class. We believe that initiatives such as the orientation course will help retain higher quality students and ultimately increase student retention.
Admissions
The admissions process is designed to offer access to prospective students who seek the benefits of a postsecondary education. Ashford University undergraduate students may qualify in various ways, including by having a high school diploma or a General Educational Development ("GED") equivalent. Graduate level students at Ashford University and University of the Rockies are required to have an undergraduate degree from an accredited college and may be required to have a minimum grade point average or meet other criteria to qualify for admission to certain programs.
Technology
We have created a scalable technology system that is secure, reliable and redundant and permits our courses and support services to be offered online.
Online course delivery and management
We use the eCollege online learning platform, provided by Pearson eCollege, a third-party software and services provider, as our online platform. The platform provides an online learning management system and provides for the storage, management and delivery of course content. The platform includes collaborative spaces for student communication and participation with other students and faculty, grade and attendance management for faculty and assessment capabilities to assist us in maintaining quality. Pearson eCollege hosts the software for us in its data center to allow us to efficiently scale the applications to meet the needs of our growing student population. Access to our systems is provided through student portals, an extension of our institutions' respective websites. These portals are dynamic destinations for students to securely access personal information and services and also serve as vehicles for student communications, activities and student support services.
Internal administration
We employ a proprietary CRM system for lead management, document management, workflow, analytics and reporting. Our CRM suite enables rapid response to new leads. We believe our CRM system is able to support the needs of our business for the foreseeable future. We also utilize an online application portal to accept, integrate and process student applications.

We utilize CampusVue, a student information system provided by Campus Management Corp., to manage student data (including grades, attendance, status and financial aid) and to generate periodic management reports. This system interfaces with our online learning management system.
Constellation
Constellation is our proprietary learning platform that takes the best features of traditional textbooks and combines them with the best features of the Web to create a premium student experience. Constellation gives students access to their digital course materials across platforms without sacrificing time-tested studying tools like highlighting and note taking. Constellation includes customized content geared to our institutions' courses and students, combined with a robust set of features that make course materials engaging and accessible to students of various learning styles and abilities. Constellation is cloud-based and is compatible across operating systems, browsers and mobile technologies. We have developed Constellation-enabled courses primarily in core classes to attempt to reach as many students as possible. We plan to continually expand the features of Constellation in future releases.
The editorial team for Constellation consists of editors with extensive experience at leading textbook publishing firms. Highly qualified subject matter experts are recruited to author content that addresses course and institutional outcomes. Constellation digital texts are organized around our institutions' accelerated courses. As of December 31, 2011, approximately 76% of our institutions' students have taken a Constellation-enabled course. As of December 31, 2011, we had 32 Constellation titles available. We plan to expand our Constellation titles to approximately 80 by the end of 2012.
We also plan to expand the features of Constellation to an external learning platform called Thuze, which we launched in 2012. We plan to partner with several leading publishers in a pilot program in 2012 to offer Thuze to a limited number of students. Thuze enables students to share notes and highlights with their peers, and to utilize the social networking aspect of the platform by having conversations with other students and posting their thoughts on discussion boards. Further, Thuze's notebook feature lets students create their own study guides from their annotations, and to instantly search for key terms.
Mobile application technology
Each of our institutions offer mobile applications compatible with most mobile phones and tablet computers in order to increase the accessibility of the student learning experience. The applications enable students to use their mobile device to contact support staff, complete discussion posts, and review important information regarding their academic status. We have received positive feedback from students indicating that these mobile apps further their learning experience and we have incorporated feedback received into the periodic updates to the apps.
Employees
As of December 31, 2011, we had approximately 3,900 full time and adjunct faculty members. Our adjunct faculty are part-time employees and we engage them on a course-by-course basis. Adjunct faculty are compensated a fixed amount per course, which varies among faculty members based on each individual's experience and background. In addition to teaching assignments, adjunct faculty may also be asked to serve on student committees, such as comprehensive examination and dissertation committees, or assist with course development. As of December 31, 2011, we also employed more than 5,000 non-faculty staff in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us.
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
Intellectual Property
We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements with third parties to protect our proprietary rights. We have trademark and service mark registrations and pending applications in the United States and select foreign jurisdictions. We also own the domain name rights for our institutions, as well as other words and phrases important to our business. Additionally, we have applied for patent protection for certain technology developed by us. In many instances, our course content is produced for us by faculty and other content experts under work-for-hire agreements pursuant to which we own the course content in return for a fixed development fee. In certain limited cases, we license course content from third parties on a royalty fee basis.
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
Financial Information about Segments and Geographic Areas
We operate our business in one reportable segment, and we have no foreign operations or assets located outside of the United States. For information about our revenues from external customers, measures of profits and losses and total assets, see our annual consolidated financial statements which are included elsewhere in this report.
Executive Officers of the Registrant
Our management team possesses extensive experience in postsecondary education, in many cases with other large online postsecondary providers. Prior to launching Bridgepoint Education, Andrew Clark, our CEO and President, served in senior management positions at such institutions for 12 years and has significant experience with online education businesses. The other members of our executive management team also bring a combination of academic, operational, technological and financial expertise that we believe has been critical to our success. The continuity of our executive management team demonstrates the strong relationship between functional areas within our business and the team's belief in the potential of our business model. Additionally, our executive management team has been critical to establishing and maintaining our corporate culture.
The names of our executive officers and their ages, titles and biographies as of February 1, 2012, are set forth below:

Name	Age	Position
Andrew S. Clark	46	CEO and President and Director
Daniel J. Devine	47	Executive Vice President/Chief Financial Officer
Jane McAuliffe	45	Executive Vice President/Chief Academic Officer
Rodney T. Sheng	45	Executive Vice President/Chief Administrative Officer
Ross L. Woodard	46	Senior Vice President/Chief Marketing Officer
Charlene Dackerman	51	Senior Vice President of Human Resources
Thomas Ashbrook	47	Senior Vice President/Chief Information Officer
Diane L. Thompson	56	Senior Vice President, Secretary and General Counsel
Douglas C. Abts	38	Senior Vice President/Strategy and Corporate Development
Our executive officers are appointed by, and serve at the discretion of, our board of directors. Each executive officer is a full-time employee. There is no family relationship between any of our executive officers or directors.

Andrew S. Clark has served as our Chief Executive Officer and a director since November 2003 and as our President since February 2009. Mr. Clark also served from March 2005 to December 2008 on the Board of Trustees for Ashford University and served on the University of the Rockies Board of Trustees from September 2007 to August 2010. Prior to joining us in November 2003, Mr. Clark consulted with several private equity firms examining the postsecondary education sector. Prior to 2003, Mr. Clark worked for Career Education Corporation as Divisional Vice President of Operations and Chief Operating Officer for American InterContinental University in 2002. From 1992 to 2001, Mr. Clark worked for Apollo Group, Inc. (University of Phoenix), where he served in various management roles, culminating in his position as Regional Vice President for the Mid-West region from 1999 to 2001. Mr. Clark earned an M.B.A. from the University of Phoenix and a B.A. from Pacific Lutheran University.
Daniel J. Devine joined us in January 2004 and currently serves as our Executive Vice President/Chief Financial Officer. Prior to Mr. Devine's appointment as Executive Vice President/Chief Financial Officer in January 2011, Mr. Devine served as our Senior Vice President/Chief Financial Officer, from November 2008 to December 2010, and as our Chief Financial Officer, from January 2004 to November 2008. Mr. Devine has over 20 years of senior finance experience. From March 2002 to December 2003, Mr. Devine served as the Chief Financial Officer of A-Life Medical. From 1994 to 2000, Mr. Devine served in various management roles for Mitchell International Inc. culminating in his position as Chief Financial Officer from 1998 to 2000. From 1987 to 1993, Mr. Devine served in various management roles for Foster Wheeler Corporation, culminating in his position of divisional Chief Financial Officer from 1990 to 1993. Mr. Devine earned a B.A. from Drexel University and is a certified public accountant.
Jane McAuliffe joined us in July 2005 and currently serves as our Executive Vice President/Chief Academic Officer. Prior to Dr. McAuliffe's appointment as Executive Vice President/Chief Academic Officer in January 2011, Dr. McAuliffe served as our Senior Vice President/Chief Administrative Officer, from November 2008 to December 2010, and as our Vice President of Academic Affairs, from September 2007 to November 2008. Dr. McAuliffe also served as Chancellor/President of Ashford University from July 2005 to December 2010. From 2003 to 2005, Dr. McAuliffe served as President of Argosy University/Sarasota Campus in Sarasota, Florida. Prior to 2003, Dr. McAuliffe served in various management roles including Vice President for Academic Affairs at American InterContinental University in 2002, and prior to that Dean, Associate Dean and Program Director in the College of Education at the University of Phoenix from 1996 to 2002. Dr. McAuliffe earned a Ph.D., M.A. and B.A. from Arizona State University.
Rodney T. Sheng joined us in January 2004 and currently serves as our Executive Vice President/Chief Administrative Officer. Prior to Mr. Sheng's appointment as Executive Vice President/Chief Administrative Officer in January 2011, Mr. Sheng served as our Senior Vice President/Chief Administrative Officer, from November 2008 to December 2010, and as our Vice President of Operations, from January 2004 to November 2008. Mr. Sheng has over 20 years of experience in the postsecondary sector, during which time he has worked for four different colleges and universities and served in a variety of management roles. From 1995 to 2003, Mr. Sheng worked for Apollo Group, Inc. (University of Phoenix). From 2000 to 2002, Mr. Sheng served as Vice President/Campus Director and opened two campuses for the University of Phoenix in the state of Ohio. In 2002, Mr. Sheng was responsible for the marketing and recruitment for 12 learning centers throughout the Southern California metropolitan area. Mr. Sheng earned an M.A. from the University of Phoenix and a B.A. from San Diego State University.
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
Douglas C. Abts joined us in August 2010 and has served as our Senior Vice President, Strategy and Corporate Development since that time. Mr. Abts spent seven years at Science Applications International Corporation in San Diego, most recently serving as Corporate Vice President for Mergers and Acquisitions. He previously held the titles of Vice President for Strategic Development and Business Development Manager. For six years, Mr. Abts served his country as a member of the United States Navy and was a SEAL Team Operations Officer. Mr. Abts holds an M.B.A. from Harvard Business School and a B.A. in Communication from Stanford University.
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
Additional Information
We were incorporated in Delaware in May 1999 under the name TeleUniversity, Inc. and we changed our name to Bridgepoint Education, Inc. in February 2004. Our web site is located at www.bridgepointeducation.com. We make available free of charge on our web site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The website for the SEC is located at www.sec.gov. The reference to our website is intended to be an inactive textual reference and the contents of our website are not intended to be incorporated into this report.

REGULATION
Ashford University and the University of the Rockies are accredited institutions of higher education which are subject to extensive regulation by a variety of agencies. These agencies include the Higher Learning Commission of the North Central Association of Colleges and Schools (the “Higher Learning Commission”), the agency that accredits our institutions, thereby providing an independent assessment of educational quality. Our institutions are also subject to regulation by educational licensing authorities in states where our institutions are physically located or conduct certain operations. We are also subject to regulation by the U.S. Department of Education (the “Department”) due to our participation in federal student financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”), which we refer to in this report as Title IV programs. To participate in Title IV programs, a school must obtain and maintain authorization by the state education agency or agencies where it is physically located, be accredited by an accrediting agency recognized by the Department and be certified by the Department as an eligible institution. Certification by the Department carries with it an extensive set of regulations. The laws, regulations and standards of the Department, the Higher Learning Commission and state agencies address the vast majority of our institutions' operations.
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
Accreditation by the Higher Learning Commission is important to our institutions for the following reasons:

•	it establishes comprehensive criteria designed to promote educational quality and effectiveness;

•	it represents a public acknowledgment by a recognized independent agency of the quality and effectiveness of our institutions and their programs;

•	it facilitates the transferability of educational credits when our students transfer to or apply for graduate school at other regionally accredited colleges and universities; and

•
the Department relies on accreditation as an indicator of educational quality and effectiveness in determining an institution's eligibility to participate in Title IV programs, as do certain corporate and government sponsors in connection with tuition reimbursement and other student aid programs.

We believe that regional accreditation is viewed favorably by certain students when choosing a school, by other schools when evaluating transfer and graduate school applications and by certain employers when evaluating the credentials of candidates for employment.
In addition, by approving our institutions' offerings of approved campus-based programs through online delivery modalities and by approving increased transfer credit allowance and prior learning assessments, accreditation supports our mission of serving students by providing innovative online programs and allowing student accessibility through increased transfer of credit for prior traditional and non-traditional education.
Evaluations and renewals of accreditation
The Higher Learning Commission most recently renewed Ashford University's accreditation in 2006 for a period of ten years. The University of the Rockies was granted its initial accreditation from the Higher Learning Commission in 2003 for a period of five years. Its accreditation was renewed by the Higher Learning Commission in 2008 for a period of seven years, with a comprehensive evaluation scheduled during the 2015-2016 academic year. In November 2009, as a result of our initial public offering, both Ashford University and the University of the Rockies participated in a change of control accreditation visit from the Higher Learning Commission. Upon the recommendation of the visiting team, the Higher Learning Commission determined both institutions (i) continue to meet the commission's eligibility requirements and accreditation criteria and (ii) should receive their next comprehensive evaluations in 2014-2015, per the commission policy that states an institution must have a comprehensive review no later than five years following a change in control visit.
Changes to Higher Learning Commission jurisdiction
In June 2010, the Board of Trustees of the Higher Learning Commission adopted revised bylaws which outline the basis on which an institution falls within the Higher Learning Commission's jurisdiction. The revised bylaws provide, subject to specified grace periods and grandfathering provisions, that an institution must be incorporated within a state in the 19-state north central region and also have a “substantial presence” in the north central region, as defined by commission policy, to be considered within the commission's jurisdiction. In November 2010, the Higher Learning Commission adopted a policy which specifies that an institution would be considered to have a “substantial presence” in the north central region only if the institution can demonstrate to the commission that its operations are substantially in the north central region. The institution must provide evidence that the majority of its educational administration and activity, business operations and executive and administrative leadership are located or operating within the north central region and that it has at least one campus or additional location, as applicable, located in the north central region.
The Higher Learning Commission will evaluate institutions that have been accredited by the commission as of July 1, 2010, against the “substantial presence” definition at the time of the commission's next comprehensive evaluation of such institution, except where the commission has information to indicate that an institution does not meet this requirement and initiates, subsequent to July 1, 2012, an inquiry to review jurisdiction. Ashford University and the University of the Rockies are each scheduled for their next comprehensive evaluations in 2014-2015.
Ashford University and the University of the Rockies have campuses in, are incorporated in, and have business operations, administration and leadership in Iowa and Colorado, respectively, both of which states are located in the north central region. However, because both institutions also have business operations, administration and leadership located outside of the north central region, it is uncertain whether the Higher Learning Commission would determine that these institutions have a substantial presence in the north central region under the definition in the adopted new policy. The Higher Learning Commission has indicated that it intends to develop a more detailed plan for reviewing compliance with the substantial presence requirement. If the Higher Learning Commission were to determine that either Ashford University or the University of the Rockies does not have a substantial presence in the north central region and is outside the commission's jurisdiction, such institution would be subject to reconsideration of its affiliated status with the Higher Learning Commission. If the institution were no longer accredited by an accrediting body recognized by the Department, it would be ineligible to participate in Title IV programs until it obtained accreditation by another accrediting body recognized by the Department, at which time it would need to file an application with the Department for reinstatement.
Proposed change in primary institutional accreditor for Ashford University
In September 2010, we announced that Ashford University had initiated the process of seeking regional accreditation from the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges (“WASC”). Ashford University is working collaboratively with both WASC and the Higher Learning Commission to facilitate the change in the University's institutional accrediting body. During the process, Ashford University will continue to maintain its current regional accreditation with the Higher Learning Commission. Prior to initiating the accreditation process with WASC, Ashford University notified the Department of its intention to change its primary accreditor.
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
WASC has established procedures through which institutions may move through the stages leading to accreditation. To begin the accreditation process, in January 2011, Ashford University submitted an application to enable WASC to verify that the institution meets all of WASC's eligibility criteria. In May 2011, Ashford University received a letter from WASC stating that the WASC Eligibility Review Committee has reviewed the application and determined that the university meets all of the WASC eligibility criteria and may proceed with an application for initial accreditation. Additionally, the letter confirmed that Ashford University is authorized to pursue WASC accreditation under Pathway B, the process for institutions that currently hold accreditation with an institutional accreditor recognized by the U.S. Department of Education. As stated under WASC policy, determination of eligibility is not a formal status with WASC, nor does it ensure eventual accreditation; it is a preliminary finding that Ashford University is potentially accreditable and can proceed within four years of its eligibility determination to be reviewed for initial accreditation status with WASC; questions about eligibility may be directed to Ashford University or to WASC at wascsr@wascsenior.org or (510) 748-9001.
Upon receiving the application for accreditation and related materials, including an institutional self-study, WASC then appointed a site visit team and scheduled visits for March 2012, the purpose of which is to validate the information provided in the institution's application, particularly its compliance with WASC standards. Prior to the submission of the final team report to WASC, Ashford University will be given an opportunity to review the report for correction of errors of fact and to prepare a written response to the final team report, which will be provided to WASC for consideration along with the report. If upon review of the application and supporting documentation, including the team report and the institution's response, Ashford University is found to be in substantial compliance with all of WASC's standards, WASC may grant initial accreditation, typically with a comprehensive review cycle of five years. Depending on the circumstances, WASC may also grant initial accreditation with requirements for interim reports, special visits or both. If initial accreditation from WASC is secured, then Ashford University will commence the process of redesignating its primary institutional accreditor from the Higher Learning Commission to WASC.
Authorization by U.S. Congress of Title IV Programs
The U.S. Congress must reauthorize the Higher Education Act on a periodic basis, usually every five to six years. It was reauthorized most recently in August 2008, extending Title IV programs through September 2014. The U.S. Congress may propose and pass revisions to the Higher Education Act between reauthorizations, subject to approval by the President. The U.S. Congress also determines the funding levels for Title IV programs annually through the budget and appropriations process.
There has been increased focus by the U.S. Congress on the role that proprietary educational institutions play in higher education. In particular, the Health, Education, Labor and Pensions Committee of the U.S. Senate ("HELP Committee") has issued several reports and held a series of hearings regarding the proprietary education sector and Title IV programs, including a March 2011 hearing specifically about us and Ashford University entitled “Bridgepoint Education, Inc.: A Case Study in For-Profit Education and Oversight.” The hearings, and those of other Congressional committees, have focused on various aspects of the proprietary education sector including student debt, recruitment practices, educational quality, student outcomes, the effectiveness of accrediting bodies, and the amount of Title IV funding received by the proprietary education sector. In connection with these hearings, members of Congress have requested a broad range of detailed information from various proprietary institutions, including Ashford University and University of the Rockies. Our institutions have been, and intend to continue being, responsive to Congressional requests.
Department Regulation of Title IV Programs
To be eligible to participate in Title IV programs, an institution must comply with the Higher Education Act and regulations thereunder that are administered by the Department. Among other things, the law and regulations require that an institution (i) be licensed or authorized to offer its educational programs by the states in which it is physically located, (ii) maintain institutional accreditation by an accrediting agency recognized for such purposes by the Department and (iii) be certified to participate in Title IV programs by the Department. Our institutions' participation in Title IV programs subjects them to extensive oversight and review pursuant to regulations promulgated by the Department. Those regulations are subject from time to time to revision and amendment by the Department. The Department's interpretation of its regulations likewise is subject to change. As a result, it is difficult to predict how Title IV program requirements will be applied in all circumstances.
An institution must periodically seek recertification from the Department to continue to participate in Title IV programs and may, in certain circumstances, be subject to review by the Department prior to seeking recertification. The current certification for Ashford University expired on June 30, 2011; however, Department regulations state that if an institution submits a materially complete application for recertification at least 90 days prior to the expiration of its existing certification, then the institution's existing certification will be extended on a month-to-month basis following the expiration of the institution's period of participation until the end of the month in which the Department issues a decision on the application for recertification. Ashford University submitted its electronic application prior to the reapplication deadline of March 31, 2011. The current certification for the University of the Rockies is scheduled to expire on June 30, 2016.
Ashford University is currently provisionally certified. The Department typically places an institution on provisional certification following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons including but not limited to failure to comply with certain standards of administrative capability or financial responsibility. During the time when an institution is provisionally certified, it may be subject to adverse action with fewer due process rights than those afforded to other institutions. However, provisional certification does not otherwise limit an institution's access to Title IV funds.

The 90/10 rule
Under the Higher Education Act, a for-profit institution loses its eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues (calculated in accordance with applicable Department regulations) from Title IV program funds for two consecutive fiscal years. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single year will be placed on provisional certification and may be subject to other enforcement measures. In the years ended December 31, 2011, 2010 and 2009, Ashford University derived 86.8%, 85.0% and 85.5%, respectively, and the University of the Rockies derived 85.0%, 85.9% and 84.6%, respectively, of their respective revenues (calculated in accordance with applicable Department regulations) from Title IV funds.
Incentive compensation
The Higher Education Act prohibits an institution from making any commission, bonus or other incentive payments based directly or indirectly on success in securing enrollments or financial aid to any persons or entities engaged in student recruiting or admissions activities, or in making decisions about the award of student financial assistance. Under prior Department regulations, there were 12 “safe harbor” provisions which specified certain activities and arrangements that an institution could carry out without violating the prohibition against incentive compensation reflected in the Higher Education Act, including, among others, the following:

•
an institution could make up to two adjustments (upward or downward) to a covered employee's salary or fixed hourly wage rate within any 12-month period without the adjustment being considered an incentive payment, provided that no adjustment was based solely on the number of students recruited, admitted, enrolled or awarded financial aid;

•	a covered employee could be compensated based upon students successfully completing their educational programs; and

•
the incentive payment prohibition in the Higher Education Act did not apply to managerial and supervisory employees who did not directly manage or supervise employees who were directly involved in recruiting or admissions activities, or the awarding of Title IV funds.

Under final regulations published in October 2010, the Department eliminated all 12 safe harbors, effective July 1, 2011, taking the position that any commission, bonus or other incentive payment based in any part, directly or indirectly, on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the Higher Education Act. The Department contends that institutions do not need to rely on safe harbors to protect compensation that complies with the Higher Education Act, and that institutions can readily determine if a payment or compensation is permissible under the Higher Education Act by analyzing (1) whether it is a commission, bonus or other incentive payment, defined as an award of a sum of money or something of value (other than a fixed salary or wages), paid to or given to a person or entity for services rendered, and (2) whether the commission, bonus or other incentive payment is provided to any covered person based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, which are defined as activities engaged in for the purpose of the admission or matriculation of students for any period of time or the award of financial aid. A covered person is any person engaged in student recruitment or admission activity or in making decisions about the award of financial aid, which is defined as any employee who undertakes recruiting or admitting of students or the award of Title IV funds, and any higher level employee with responsibility for recruitment or admission of students, or making decisions about awarding Title IV funds.
Our institutions modified some of their compensation practices as a result of the elimination of the safe harbors. These changes could affect our institutions ability to compensate their admissions counselors and other covered employees in a manner that appropriately reflects their relative merit, which in turn could (1) reduce their effectiveness and make it more difficult for us to attract and retain staff with the desired talent and motivation to succeed and (2) impair our ability to sustain and grow our business and enrollments at our institutions.
Cohort default rate
For each federal fiscal year, the Department calculates a rate of student defaults for each educational institution which is known as a “cohort default rate.” An institution may lose its eligibility to participate in the Direct Loan and Pell programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in Direct Loan programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department. Ashford University's two-year cohort default rates for the 2009, 2008 and 2007 federal fiscal years were 15.3%, 13.3% and 13.3%, respectively. The two-year cohort default rates for the University of the Rockies for the 2009, 2008 and 2007 federal fiscal years were 3.3%, 2.5% and 0.0%, respectively. The draft cohort default rates for the 2010 federal fiscal year for Ashford University and the University of the Rockies were 10.4% and 3.9%, respectively. An institution whose cohort default rate equals or exceeds 25% in any one of the three most recent fiscal years for which rates have been issued by the Department may be placed on provisional certification by the Department.
The August 2008 reauthorization of the Higher Education Act included significant revisions to the requirements concerning cohort default rates. Under the revised law, the period for which students' defaults on their loans are included in the calculation of an institution's cohort default rate was extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change was effective with the calculation of institutions' cohort default rates for the federal fiscal year ending September 30, 2009, which rates are expected to be calculated and issued by the Department in 2012. The Department will not impose sanctions based on rates calculated under this new methodology until three consecutive years of rates have been calculated, which is expected to occur in 2014. Until that time, the Department will continue to calculate rates under the old calculation method and impose sanctions based on those rates. The revised law also increases the threshold for ending an institution's participation in the relevant Title IV programs from 25% to 30%, effective for final three-year cohort default rates published on or after the 2012 federal fiscal year. The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the Department has published official three-year cohort default rates. Ashford University's unofficial or trial three-year cohort default rates for the 2009, 2008 and 2007 federal fiscal years were 20.2%, 20.0% and 17.4%, respectively. The trial three-year cohort default rates for the University of the Rockies for the 2009, 2008 and 2007 federal fiscal years were 3.3%, 2.5% and 1.4%, respectively. The three-year cohort default rates are considered “trial” because institutions are not required to calculate prior three-year repayment rates until 2012, and the rates will not be the basis for measurement of compliance until 2014.
Substantial misrepresentation
The Higher Education Act prohibits an institution participating in Title IV programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges or graduate employability. Under the Department's rules, a "misrepresentation" is any statement made by the institution, or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution, that is false, erroneous or has the likelihood or tendency to deceive or confuse, and a "substantial misrepresentation" is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. Considering the broad definition of “substantial misrepresentation,” it is possible that, despite our training efforts and compliance programs, our institutions' employees or service providers may make statements that could be construed as substantial misrepresentations. If the Department determines that one of our institutions has engaged in substantial misrepresentation, the Department may revoke the institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs; the institution could also be exposed to increased risk of action under the federal False Claims Act.
Return of Title IV funds for students who withdraw
If a student who has received Title IV funds withdraws, the institution must determine the amount of Title IV program funds the student has earned, pursuant to applicable regulations. If the student withdraws during the first 60% of any payment period (which, for our undergraduate online students, typically is a 20-week term consisting of four five-week courses and, for our campus- based students, is a 16-week semester), the amount of Title IV funds that the student has earned is equal to a pro rata portion of the funds the student received or for which the student would otherwise be eligible for the payment period. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV funds received. If the student has not earned all of the Title IV funds disbursed, the institution must return the unearned funds to the appropriate lender or the Department in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If an institution's annual financial aid compliance audit in either of its two most recently completed fiscal years determines that 5% or more of such returns were not timely made, the institution must submit a letter of credit in favor of the Department equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. For the years ended December 31, 2011 and 2010, our institutions did not exceed the 5% threshold for late refunds sampled.
State authorization
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. Effective July 1, 2011, an institution is considered to be legally authorized by a state if, among other things, it meets one of the following sets of requirements:

•
the state establishes the institution by name as an educational institution through a charter, statute, constitutional provision or other action issued by an appropriate state agency or state entity and is authorized to operate educational programs beyond secondary education, including programs leading to a degree or certificate; the institution complies with any applicable state approval or licensure requirements, except that the state may exempt the institution from any state approval or licensure requirement based on the institution's accreditation by one or more accrediting agencies recognized by the Department or based upon the institution being in operation for at least 20 years; and the state has a process to review and appropriately act on complaints concerning the institution including the enforcement of state laws;

•
the institution is established by the state on the basis of an authorization to conduct business in the state or to operate as a nonprofit charitable organization; the institution, by name, is approved or licensed by the state to offer programs beyond secondary education, including programs leading to a degree or certificate; and the institution is not exempt from the state's approval or licensure requirements based on accreditation, years in operation, or other comparable exemption; and the state has a process to review and appropriately act on complaints concerning the institution including the enforcement of state laws; or

•
the institution is exempt from state authorization as a religious institution under the state constitution or by state law, and the state has a process to review and appropriately act on complaints concerning the institution and to enforce applicable state laws.

The Department has stated that it will not publish a list of states that meet, or fail to meet, the above requirements, and it is uncertain how the Department will interpret these requirements in each state. The Department also stated that institutions unable to obtain state authorization in a state under one of the above-mentioned sets of requirements may request a one-year extension of the effective date of the regulation to July 1, 2012, and if necessary, an additional one-year extension of the effective date to July 1, 2013. To receive an extension of the effective date, an institution must obtain from the state an explanation of how a one-year extension will permit the state to modify its procedures to comply with the regulations.
Ashford University is physically located in the State of Iowa. The Iowa College Student Aid Commission ("CSAC") has advised Ashford University that the institution currently is exempt from any requirement to register with the State of Iowa to offer postsecondary degree programs in Iowa by virtue of its accreditation by the Higher Learning Commission. Ashford University has applied for accreditation by WASC with the intention of relinquishing its Higher Learning Commission accreditation and designating WASC as its primary accreditor for Title IV purposes upon the completion of that process. See “Regulation-Potential change in primary institutional accreditor for Ashford University” above. Ashford University will be required to register with CSAC before it relinquishes its Higher Learning Commission accreditation.
Because an institution must be approved or licensed on a basis other than accreditation in instances in which it is not established by name as an educational institution by a state through a charter, statute, constitutional provision, or other action issued by an appropriate state agency or entity, and it is uncertain how the Department will interpret this rule, Ashford University applied for authorization with CSAC independent of its Higher Learning Commission accreditation in the event that is required under the new regulation; such registration will also be necessary if WASC becomes the institution's primary accreditor. CSAC stated in a letter provided to the Department that, due to a substantial backlog of applications for registrations, it would not be able to process Ashford University's application and present it until November 2011. Accordingly, Ashford University requested the Department to grant an extension to provide CSAC with sufficient time to consider Ashford University's voluntary application for registration in the event such authorization is deemed necessary by the Department under the new regulations. The Department acknowledged receipt of the request, but did not respond directly to the request. However, the Department subsequently issued an electronic announcement in August 2011 stating that institutions need not submit requests for extension to the Department and advising institutions to maintain documentation demonstrating that the institution qualifies for the extension and to be able to produce the state's written explanation for the extension upon request. The Department also stated in the electronic announcement that a delay in an institution obtaining any necessary authorizations or approvals due to an increase in a state's workload associated with the new regulatory requirements would be an example of an acceptable basis for a one-year extension. In November 2011, CSAC determined Ashford University met all requirements to offer postsecondary education in Iowa and approved the institution's registration in Iowa for a four-year period ending November 2015; however, in light of the findings and recommendations contained in the OIG's final audit report, CSAC stated that it would immediately reconsider the institution's registration for possible revocation if the Department ruled to limit, suspend or terminate the institution's participation in Title IV programs. For more information about the OIG's final audit report, see “Regulation-Department Regulation of Title IV Programs-Compliance reviews, audits and reports” below.
University of the Rockies is located in the State of Colorado and is authorized by the Colorado Commission on Higher Education. Such authorization may be lost or withdrawn if the University of the Rockies fails to comply with requirements under Colorado statutes and rules for continued authorization.

The regulations that took effect July 1, 2011, also provide that if an institution is offering postsecondary education through distance or correspondence education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to be legally offering postsecondary distance or correspondence education to students in that state. Additionally, upon request by the Department, an institution must be able to document that it has the applicable state approval. Although our institutions have a process for evaluating the compliance of their online educational programs with state requirements regarding distance and correspondence learning, and have experienced no significant restrictions on their educational activities to date as a result of such requirements, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. For more information, see “State Education Licensure and Regulation” below. Moreover, it is also unclear whether and to what extent state agencies may augment or change their regulations in this area as a result of new Department regulations and increased scrutiny. Any failure to comply with state requirements, or any new or modified regulations, could result in our inability to enroll students or receive Title IV funds for students in those states and could result in restrictions on our growth and enrollments.
The Department issued a Dear Colleague Letter in April 2011 in which it stated that it would not initiate any action to establish repayment liabilities or limit student eligibility for distance education activities before July 1, 2014, so long as an institution is making “good faith efforts” to identify and obtain necessary state authorizations before that date. The Department stated in the Dear Colleague Letter that evidence of good faith efforts by institutions could include any one or more of the following items:

•	documentation that an institution is developing a distance education management process for tracking students' place of residence when engaged in distance education;

•	documentation that an institution has contacted a State directly to discuss programs the institution is providing to students in that State to determine whether authorization is needed,

•	an application to a State, even if it is not yet approved or

•	documentation from a State that an application is pending.
Although we believe that the Universities are in compliance with at least one of these items in each state in which their distance learning students reside, it is uncertain how the Department will interpret the regulations or guidance on this topic.
In July 2011, a Federal District Court in the District of Columbia issued an order vacating the regulation requiring an institution to meet state requirements in a state in which it has distance education students, but in which it is not physically located or otherwise subject to state jurisdiction. The Department is appealing the order to the United States Court of Appeals for the District of Columbia Circuit. The matter remains pending and its outcome cannot be predicted with certainty.
Gainful employment
Under the Higher Education Act, schools operated on a for-profit basis are eligible to participate in Title IV programs only to the extent that their educational programs lead to gainful employment in a recognized occupation, with the limited exception of qualified programs leading to a bachelor's degree in liberal arts.
The Department has established minimal debt measures for determining whether certain postsecondary educational programs lead to gainful employment in recognized occupations, and the conditions under which such programs are eligible for Title IV funding. Under these debt measures, a program is considered to lead to gainful employment if (1) the program's annual loan repayment rate is at least 35%, as calculated under the regulation, (2) the program's annual loan payment is 12% or less of a typical graduate's annual earnings or 30% or less of a typical graduate's discretionary income (defined as income above 150% of the poverty level for a single person in the continental United States), as calculated under the regulation (together, the “debt-to-income ratios”), or (3) the data needed to determine whether the program satisfied the minimum standards are not available to the Department.
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
Effective July 1, 2012, the Department will also require institutions to disclose the debt measures and other information for each program to prospective students and the public and authorize the Department to disseminate to the public the debt measures and other information related to the debt measures. Additionally, if a program fails both debt measures for one federal fiscal year, the institution must warn enrolled and prospective students by, among other things, disclosing the amount by which the program did not meet the minimum debt measure standards and the program's plans for improvement and establish a three-day waiting period after the warnings are provided before students can enroll. If the program fails both debt measures for a second time in three years, the institution must provide additional warnings to prospective and enrolled students including, among other things, the difficulty they should expect repaying their loans, the risks associated with continuing or enrolling in the program (including the potential loss of Title IV eligibility), the options available to the student if the program loses eligibility for Title IV funds and resources available to research other educational options and compare program costs.
Financial responsibility
The Higher Education Act and Department regulations establish standards of financial responsibility which an institution must satisfy to participate in Title IV programs. The Department evaluates compliance with these standards annually upon receipt of an institution's annual audited financial statements and also when an institution applies to the Department to reestablish its eligibility to participate in Title IV programs following a change in ownership. One financial responsibility standard is based on the institution's composite score, which is derived from a formula established by the Department. The composite score is a number between negative 1.0 and positive 3.0. It must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department financial oversight. In addition to having an acceptable composite score, an institution must, among other things, meet all of its financial obligations (including required refunds to students and any Title IV liabilities and debts), be current in its debt payments and not receive an adverse, qualified or disclaimed opinion by its accountants in its audited financial statements.
For the fiscal year ended December 31, 2010, both Ashford University and University of the Rockies calculated a composite score of 3.0, in each case satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. We expect the composite scores for Ashford University and University of the Rockies both to remain at 3.0 for the year ended December 31, 2011. However, this is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2011.
Administrative capability
The Department specifies extensive criteria by which an institution must establish that it has the requisite administrative capability to participate in Title IV programs. To meet the administrative capability standards, an institution must, among other things:
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
In addition to the actions that may be brought against us as a result of our participation in Title IV programs, we are also subject to complaints and lawsuits relating to regulatory compliance brought not only by our regulatory agencies but also by other federal and state governmental agencies and third parties, such as current or former students or employees and other members of the public, including lawsuits filed pursuant to the federal False Claims Act and similar state laws.
Compliance reviews, audits and reports
Our institutions are subject to reviews in connection with periodic renewals of certification to participate in Title IV programs, as well as announced and unannounced compliance reviews and audits by various external agencies, including the Department and its Office of Inspector General (“OIG”). State licensing agencies, the U.S. Department of Veterans Affairs and accrediting bodies may also conduct audits and reviews of a similar fashion. In addition, as part of the Department's ongoing monitoring of institutions' administration of Title IV programs, the Higher Education Act requires institutions to submit to the Department an annual Title IV compliance audit conducted by an independent certified public accounting firm. In addition, to enable the Department to make a determination of an institution's financial responsibility, each institution must annually submit audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and Department regulations.
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
In January 2011, Ashford University received a final audit report from the OIG regarding the compliance audit commenced in May 2008 and covering the period July 1, 2006 through June 30, 2007. The audit covered Ashford University's administration of Title IV program funds, including compliance with regulations governing institutional and student eligibility, awards and disbursements of Title IV program funds, verification of awards and returns of unearned funds during that period, and its compensation of financial aid and recruiting personnel during the period May 10, 2005 through June 30, 2009.
The final audit report contained audit findings, in each case for the period July 1, 2006 through June 30, 2007 (award year 2006-2007), which are summarized as follows:

•
Finding 1-The university designed a compensation plan for enrollment advisors that provided incentive payments based on success in securing enrollments and did not establish that its plan and practices qualified for the regulatory safe harbors.

•
Finding 2-The university did not always perform return of Title IV aid calculations properly, resulting in the improper retention of a total of $29,036 of Title IV program funds for 38 students in the OIG's sample sets of 85 students.

•	Finding 3-The university did not in all instances return Title IV program funds timely for Title IV students who withdrew or went on a leave of absence from school.

•	Finding 4-The form formerly used by the university to obtain authorizations to retain student credit balances did not comply with applicable regulations.

•
Finding 5-The university did not in all instances disburse Title IV program funds in accordance with applicable regulations or university policy because they were made prior to the students being eligible to receive them.

•	Finding 6-The university did not in all instances maintain documentation to support online students' leaves of absence due to the lack of support for the start dates for 19 leaves of absence.
Each finding was accompanied by one or more recommendations to the Department's Office of Federal Student Aid ("FSA") as summarized below:

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
Ashford University expects that the FSA will consider the findings and recommendations in the final audit report and engage in a dialog with the university prior to determining what, if any, action to take and issuing a Final Audit Determination Letter concluding the audit. The OIG requested that Ashford University provide a response to the FSA regarding the final audit report, and the university responded in a timely manner.
In June 2011, in connection with Findings 2 and 3, the FSA requested that Ashford University conduct a file review of the return to Title IV calculations for all Title IV recipients who withdrew from distance education programs during the 2006-2007 award year. The institution is cooperating with the request.
If the FSA were to determine to assess a monetary liability or commence an action under Subpart G or other procedures, Ashford University would have an opportunity to contest the assessment or proposed action through administrative proceedings, with the right to seek review of any final administrative action in the federal courts. Although we believe Ashford University operates in substantial compliance with Department regulations that are applicable to the areas under review, we cannot predict the ultimate findings, potential liabilities or remedial actions, if any, that the FSA may include in the Final Audit

Determination Letter, or the result of any administrative proceedings, including Subpart G or other proceedings, that may arise out of the Final Audit Determination Letter.
Adding teaching locations and implementing new educational programs
The requirements and standards of accrediting agencies, state education agencies and the Department limit our ability in certain instances to establish additional teaching locations or implement new educational programs. The Higher Learning Commission and state education agencies that may authorize or accredit us or our programs generally require institutions to notify them in advance of adding certain new locations or implementing certain new programs, and upon notification may undertake a review of the quality of the facility or the program and the financial, academic and other qualifications of the institution. If an institution participating in Title IV programs plans to add a new location or educational program, the institution must apply under certain circumstances to the Department to have the additional location or educational program designated as within the scope of the institution's Title IV eligibility.
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
Change in ownership resulting in a change of control
The Department and most state and accrediting agencies require institutions of higher education to report or obtain approval of certain changes of control and changes in other aspects of institutional organization or operations. Transactions or events that constitute a change of control may include significant acquisitions or dispositions of an institution's common stock and significant changes in the composition of an institution's governing board. The types of thresholds for such reporting and approval vary among the states and among accrediting agencies. The Higher Learning Commission policies provide that a disposition of stock by a holder that reduces the holder's ownership below 25% of the outstanding stock of a publicly traded company is a change of control requiring the prior approval of the Higher Learning Commission. The amended policies also provide that a sale of more than 10% and less than 25% of the outstanding common stock of a publicly traded company must be reported to the staff of the Higher Learning Commission, which may determine in some cases that such sale requires prior approval, or additional monitoring, by the Higher Learning Commission. The Department regulations provide that a change of control occurs for a publicly traded corporation if either (i) a person acquires such ownership and control of the corporation so that the corporation is required to file a current report on Form 8-K with the SEC disclosing a change of control, or (ii) the corporation's largest stockholder who owns at least 25% of the total outstanding voting stock of the corporation, ceases to own at least 25% of such stock or ceases to be the largest stockholder. A significant purchase or disposition of our voting stock, including a disposition of voting stock by Warburg Pincus, could be determined by the Department to be a change of control under this standard. In such event, the regulatory procedures applicable to a change in ownership and control would have to be followed in connection with the transaction. Similarly if such a disposition were deemed a change of control by the Higher Learning Commission or applicable state educational licensing agency, any required regulatory notifications and approvals would have to be made or obtained.
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
State Education Licensure and Regulation
Iowa and Colorado
Ashford University's campus is located in Iowa, and the institution is registered as a postsecondary school in the state of Iowa. The University of the Rockies' campus is located in Colorado and is authorized to operate by the Colorado Commission on Higher Education. We do not have campuses in any states other than Iowa and Colorado. The Higher Education Act requires Ashford University and the University of Rockies to be legally authorized in the states in which they are physically located in order to participate in Title IV programs. To maintain our Iowa registration and Colorado authorization, we must comply with applicable requirements under Iowa and Colorado statutes and rules. Failure to maintain our Iowa registration or our Colorado authorization could cause Ashford University or the University of the Rockies, respectively, to lose their authorization to deliver educational programs and to grant degrees and other credentials and lose their eligibility to participate in Title IV programs. Effective July 1, 2011, the Department regulations imposed new Title IV program requirements for an institution to be considered legally authorized by a state. See “Department Regulation of Title IV Programs-State authorization” above.
Additional state regulation
Most state education agencies impose regulatory requirements on educational institutions operating within their boundaries. Some states have sought to assert jurisdiction over out-of-state educational institutions offering online programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. In addition to Iowa and Colorado, we have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the state education agency in those states, and in other states we have obtained state education agency approvals as we have determined necessary in connection with our marketing and recruiting activities. We review state licensure requirements when appropriate to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization. Because we enroll students from all 50 states and from the District of Columbia, we may have to seek licensure or authorization in additional states in the future. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. Consequently, a state education agency could disagree with our conclusion that we are not required to obtain a license or authorization in the state and could restrict one or more of our business activities in the state, including the ability to recruit or enroll students in that state or to continue providing services or advertising in that state. If we fail to comply with state licensing or authorization requirements for any state, we may be subject to the loss of state licensure or authorization by that state, or be subject to other sanctions, including restrictions on our activities in that state, fines and penalties. The loss of any required license or authorization in states other than Iowa and Colorado could prohibit us from recruiting prospective students or from offering services to current students in those states. Effective July 1, 2011, the Department regulations imposed new Title IV state authorization requirements for institutions that offer postsecondary education through distance education to students in states in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state. See “Department Regulation of Title IV Programs-State authorization” above.
Consumer Financial Protection Bureau
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank, created the Consumer Financial Protection Bureau (“CFPB”) to implement various federal consumer financial laws, and granted direct supervisory authority to the CFPB over, among others, providers of private education loans as that term is defined in the Truth in Lending Act. Dodd-Frank also expands existing prohibitions against unfair or deceptive practices in the Federal Trade Commission Act to prohibit abusive practices. Ashford University and the University of the Rockies offer institutional loans that may be deemed private education loans as defined in the Truth in Lending Act. As non-depository institution private educational loan lenders, Ashford and University of the Rockies may be deemed covered persons under the Dodd Frank Act and subject to the CFPB's supervisory authority, which includes the authority to require reports and compliance examinations.

Item 1A. Risk Factors.
Investing in our common stock involves risk. Before making an investment in our common stock, you should carefully consider the following risks, as well as the other information contained in this report, including our annual consolidated financial statements and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The risks described below are those which we believe are the material risks we face. Any of the risks described below could significantly and adversely affect our business, prospects, financial condition and results of operations. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or not believed by us to be material could also impact us.
Risks Related to the Extensive Regulation of Our Business
If our institutions fail to comply with applicable regulatory requirements, they could face monetary liabilities or penalties, operational restrictions, or loss of access to Title IV programs from which we derive most of our revenue.
In the years ended December 31, 2011, 2010 and 2009, Ashford University derived 86.8%, 85.0% and 85.5%, respectively, and the University of the Rockies derived 85.0%, 85.9% and 84.6%, respectively, of their respective revenues (in each case calculated in accordance with applicable Department regulations) from federal student aid programs administered by the Department, which programs we refer to as Title IV programs. If our institutions were to lose eligibility to participate in Title IV programs or were to have such participation substantially curtailed, our enrollments, revenues and results of operations would be materially and adversely affected.
To participate in Title IV programs, an institution must be (1) legally authorized to operate in the state in which it is physically located, (2) accredited by an accrediting agency recognized by the Department as a reliable indicator of educational quality, and (3) certified as an eligible institution by the Department. As a result, we are subject to extensive regulation by state education agencies, our institutions' accrediting agency and the Department. These regulatory requirements cover many aspects of our operations; they also restrict our ability to acquire or open new schools, to add new or expand existing educational programs, to change our corporate structure or ownership, and to make other substantive changes. If one of our institutions fails to comply with these regulatory requirements, the Department could impose sanctions on that institution, including (depending on the nature of the noncompliance):

•	imposing monetary liability against the institution in an amount equal to any funds determined to have been improperly disbursed;

•	requiring the institution to post a letter of credit in favor of the Department as a condition for continued Title IV certification;

•	initiating proceedings to impose a fine or to limit, suspend or terminate the institution's participation in Title IV programs;

•	referring a matter for possible civil or criminal investigation;

•	failing to grant the institution's application for renewal of its certification to participate in Title IV programs; or

•	taking emergency action to suspend the institution's participation in Title IV programs without prior notice or a prior opportunity for a hearing.
Given that state education agencies, our accrediting agency and the Department periodically revise their requirements and modify their interpretations of existing requirements, we cannot predict with certainty how all of these regulatory requirements will be applied or whether we will be able to comply with all of the requirements. In the following paragraphs, we have described some of the most significant risks related to the ability of us and our institutions to comply with regulations issued by the Department, our institutions' accrediting agency and state education agencies.
The Department's Office of Inspector General conducted a compliance audit of Ashford University and issued a final audit report that contains findings of noncompliance and recommendations for certain administrative remedies.
On January 21, 2011, Ashford University received a final audit report from the Department's Office of Inspector General ("OIG") regarding the compliance audit commenced in May 2008 and covering the period July 1, 2006 through June 30, 2007. The audit covered Ashford University's administration of Title IV program funds, including compliance with regulations governing institutional and student eligibility, awards and disbursements of Title IV program funds, verification of awards and returns of unearned funds during that period, and its compensation of financial aid and recruiting personnel during the period May 10, 2005 through June 30, 2009.

The final audit report contained audit findings, in each case for the period July 1, 2006 through June 30, 2007 (award year 2006-2007), and related recommendations to the Department's Office of Federal Student Aid ("FSA"). For more information regarding the OIG's final audit report and the findings and recommendations contained therein, see “Regulation-Department Regulation of Title IV Programs-Compliance reviews, audits and reports” in Part I, Item 1 of this report.
Ashford University expects that the FSA will consider the findings and recommendations in the final audit report and engage in a dialog with the university prior to determining what, if any, action to take. In June 2011, in connection with Findings 2 and 3, FSA requested that Ashford University conduct a review of the return to Title IV calculations for all Title IV recipients who withdrew from distance education programs during the 2006-2007 award year. Ashford is cooperating with the FSA's request. If the FSA were to determine to assess a monetary liability or commence an action to limit, suspend or terminate the university's participation in Title IV programs, Ashford University would have an opportunity to contest the assessment or proposed action through a series of administrative proceedings, with the right to seek review of any final administrative action in the federal courts. Although we believe Ashford University operates in substantial compliance with Department regulations that are applicable to the areas under review, we cannot predict the ultimate extent of the potential liability or remedial actions, if any, that might result from the recommendations by the OIG in the final audit report. Such findings and related remedial action could have a material adverse effect on our reputation in the industry, our cash flows and results of operations, our ability to recruit students and our business.
Our institutions' failure to maintain accreditation would result in a loss of eligibility to participate in Title IV programs.
An institution must be accredited by an accrediting agency recognized by the Department to participate in Title IV programs. Each of our institutions is accredited by the Higher Learning Commission, which is recognized by the Department as a reliable authority regarding the quality of education and training provided by the institutions it accredits. Ashford University was reaccredited by the Higher Learning Commission in 2006 for a term of ten years, and the University of the Rockies was reaccredited by the Higher Learning Commission in 2008 for a term of seven years. To remain accredited, our institutions must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. If either of our institutions fails to satisfy any of the Higher Learning Commission's standards, it could lose its accreditation. Loss of accreditation would denigrate the value of our institutions' educational programs and would cause them to lose their eligibility to participate in Title IV programs, which would have a material adverse effect on our enrollment, revenues and results of operations.
If our accrediting body loses recognition by the Department, our institutions could lose our ability to participate in Title IV programs.
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
The Higher Learning Commission has recently adopted revised bylaws and related policies which outline the basis on which an institution may claim that it is within the commission's jurisdiction. The revised bylaws provide, subject to specified grace periods and grandfathering provisions, that an institution must be incorporated within a state in the 19-state north central region and also have a “substantial presence” in the north central region, as defined by commission policy, to be considered within the commission's jurisdiction. For more information, see “Regulation-Accreditation-Changes to Higher Learning Commission jurisdiction” in Part I, Item 1 of this report. The Higher Learning Commission will evaluate an institution that was accredited by the commission as of July 1, 2010 (such as Ashford University and the University of the Rockies), against the “substantial presence” definition at the time of the commission's next comprehensive evaluation of such institution, except where the commission has information to indicate that an institution does not meet this requirement and initiates, subsequent to July 1, 2012, an inquiry to review jurisdiction. Ashford University and the University of the Rockies are each scheduled for their next comprehensive evaluations in 2014-2015.
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
Although Ashford University is working collaboratively with both WASC and the Higher Learning Commission to facilitate the migration of accreditation, it could experience difficulties or delays in receiving initial accreditation from WASC. If Ashford University is unable to obtain initial accreditation from WASC, the institution's academic reputation and ability to grow enrollments could be negatively affected. Additionally, if Ashford University does not receive WASC accreditation and loses accreditation from the Higher Learning Commission (e.g., due to the Higher Learning Commission's proposed new jurisdictional requirements requiring a “substantial presence” in the 19-state north central region, which will become effective on July 1, 2012), the institution would no longer be accredited by an accrediting body recognized by the Department and would be ineligible to participate in Title IV programs until it obtained accreditation by another accrediting body recognized by the Department, at which time it would need to file an application with the Department for reinstatement. If Ashford University becomes ineligible to participate in Title IV programs, it will have a material adverse effect on our enrollments, revenue and results of operations.
Action by the U.S. Congress to revise the laws governing Title IV programs or to reduce funding for these programs could negatively impact our business.
The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. In 2008, the Higher Education Act was reauthorized through September 30, 2014 by the Higher Education Opportunity Act. The U.S. Congress may propose and pass revisions to the Higher Education Act between reauthorizations, subject to approval by the President. The U.S. Congress also determines the funding levels for Title IV programs annually through the budget and appropriations process. Any action by the U.S. Congress that significantly reduces Title IV program funding or the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollments, revenues and results of operations.
For example, as the federal Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a target for reduction as the U.S. Congress addresses unprecedented budget deficits. Subsidized Stafford loans are also a target for reduction. Under the Pell Grant program, the Department makes grants to undergraduate students who demonstrate financial need; likewise, subsidized Stafford loans are federally guaranteed loans based on financial need. Interest does not accrue on subsidized Stafford loans while a student is in school at least half time, or during any future grace or deferment periods; the federal government pays the interest on such loans during these times. If in the future funding is reduced for the Pell Grant program (such as a reduction in the maximum award amount), if fewer students or programs are deemed eligible for the Pell Grant Program or if loan interest subsidies are eliminated for Stafford loans (e.g., eligibility for such loans has been eliminated for graduate students effective July 1, 2012), all of which measures have been proposed in recent Congressional budget negotiations, college may become less affordable for certain students at our institutions, which could negatively impact our enrollments, revenue and results of operations.
Additionally, there has been increased focus by the U.S. Congress on the role that proprietary educational institutions play in higher education. In particular, the Health, Education, Labor and Pensions Committee of the U.S. Senate ("HELP Committee") has issued several reports and held a series of hearings regarding the proprietary education sector and Title IV programs, including a March 2011 hearing specifically about us and Ashford University entitled “Bridgepoint Education, Inc.: A Case Study in For-Profit Education and Oversight.” The hearings, and those of other Congressional committees, have focused on various aspects of the proprietary education sector including student debt, recruitment practices, educational quality, student outcomes, the effectiveness of accrediting bodies, and the increasing amount of Title IV funding received by the proprietary education sector. In connection with these hearings, members of Congress have requested a broad range of detailed information from various proprietary institutions , including Ashford University and University of the Rockies. Our institutions have been, and intend to continue being, responsive to Congressional requests. We cannot predict what legislation, if any, will emanate from the HELP Committee hearings, or other similar Congressional hearings, or what impact any such legislation might have on the proprietary education sector and our business in particular. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our profit margin, which could have a material adverse effect on our enrollments, revenues and results of operations.
Our institutions could lose eligibility to participate in Title IV programs or face other sanctions if they derive more than 90% of their respective revenues from these programs.
Under the Higher Education Act, a proprietary institution loses eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues (calculated in accordance with the Higher Education Act) from Title IV programs for two consecutive fiscal years. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single year will be placed on provisional certification and may be subject to other enforcement measures. In the years ended December 31, 2011, 2010 and 2009, Ashford University derived 86.8%, 85.0% and 85.5%, respectively, and the University of the Rockies derived 85.0%, 85.9% and 84.6%, respectively, of their respective revenues (calculated in accordance with applicable Department regulations) from Title IV funds.
Recent changes in federal law that increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues we receive from Title IV programs, which could make it more difficult for our institutions to satisfy the 90/10 rule. Additionally, as of December 31, 2011, 18.7% of our students were affiliated with the military, some of whom are eligible to receive tuition assistance from the government which they may use to pursue postsecondary degrees. Revenue derived from government tuition assistance for military personnel, including veterans, is considered not to be federal student aid for purposes of the 90/10 rule calculation, and accordingly helps our institutions satisfy the 90/10 rule. If there were a reduction in funding in government tuition assistance for military personnel, including veterans, if revenue derived from such funding were otherwise to decrease significantly, or if there were changes in the treatment of such funding for purposes of the 90/10 rule calculation, it could be significantly more difficult for our institutions to satisfy the 90/10 rule, which could result in our institutions losing eligibility to participate in Title IV programs.
In December 2011, Rep. Maxine Waters introduced the “Ensuring Quality Education for Veterans Act," which proposes to treat government tuition assistance for military personnel, including veterans, as federal student aid for purposes of calculations under the 90/10 rule. Similarly, in January 2012, Sen. Richard Durbin introduced the "Protecting Our Students and Taxpayers Act," which proposes to have a proprietary institution lose eligibility to participate in Title IV programs if the institution derives more than 85% its revenues (calculated in accordance with applicable Department regulations) from federal funds (including Title IV programs, government tuition assistance for military personnel, including veterans, and other sources of federal funds) for one fiscal year; the bill would also make it harder for institutions to use institutional loans (i.e., loans they make themselves to students) to help satisfy the 90/10 rule. Additionally, in February 2012, Sen. Tom Carper introduced the "Military Veterans Education and Protection Act," which proposes to treat government tuition assistance for military personnel, including veterans, as federal student aid for purposes of calculations under the 90/10 rule. Although we believe these bills have a slim chance of passage, if they were to pass, it could be significantly more difficult for our institutions to satisfy the 90/10 rule (or, potentially, 85/15 rule), which could result in our institutions losing eligibility to participate in Title IV programs.
Our institutions could lose eligibility to participate in Title IV programs or face other sanctions if they pay incentive compensation to persons or entities involved in certain recruiting, admissions or financial aid awarding activities.
The Higher Education Act prohibits an institution from making any commission, bonus or other incentive payment based directly or indirectly on securing enrollments or financial aid to any persons or entities involved in student recruiting or admissions activities, or in making decisions about the award of student financial assistance. For more information, see “Regulation-Department Regulation of Title IV Programs-Incentive compensation” in Part I, Item 1 of this report. The criteria for compliance with the Department's rules prohibiting incentive compensation are not clear in all circumstances, and the Department does not review or and approve compensation plans prior to their implementation. If one of our institutions were to violate the incentive compensation rule, it could be subject to monetary liabilities or to administrative action to impose a fine or to limit, suspend or terminate its eligibility to participate in Title IV programs, which could have a material adverse effect on our enrollment, revenues and results of operations.
In Finding 1 of the OIG's final audit report related to its compliance audit of Ashford University, the OIG asserted that Ashford University, during the 2006-2007 award year, designed a compensation plan for admissions counselors that provided incentive payments based on success in securing enrollments and did not establish that its plan and practices qualified for certain regulatory safe harbors. To the extent Ashford University cannot establish that its salary adjustments for admissions counselors in the 2006-2007 award year qualified for the regulatory safe harbors, the OIG recommended that the Department's Office of Federal Student Aid take appropriate action to impose a fine on the university or to limit, suspend or terminate the institution's eligibility for Title IV programs. For more information regarding the OIG's final audit report, see “Regulation-Department Regulation of Title IV Programs-Compliance reviews, audits and reports” in Part I, Item 1 of this report.

Recent changes in compensation practices for admissions counselors and other covered employees may negatively impact our business and growth prospects.
Effective July 1, 2011, the Department eliminated 12 safe harbors which described compensation arrangements not violating the incentive compensation rule, including the payment and adjustment of salaries and bonuses under certain conditions. For more information regarding the elimination of the safe harbors, see “Regulation-Department Regulation of Title IV Programs-Incentive compensation” in Part I, Item 1 of this report. Our institutions modified some of their compensation practices as a result of the elimination of the safe harbors. These changes could affect the ability of our institutions to compensate admissions counselors and other covered employees in a manner that appropriately reflects their relative merit, which in turn could (1) reduce employee effectiveness and our ability to attract and retain staff with the desired talent and motivation to succeed and (2) impair our ability to sustain and grow our business at historical rates, either of which could have a material adverse effect on our enrollments, revenues and results of operations.
Our institutions may lose eligibility to participate in Title IV programs if too many students default on their loans.
For each federal fiscal year, the Department calculates a rate of student defaults for each educational institution which is known as a “cohort default rate.” An institution may lose its eligibility to participate in the Direct Loan, FFEL and Pell programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in the Direct Loan and FFEL programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department. Ashford University's two-year cohort default rates for the 2009, 2008 and 2007 federal fiscal years were 15.3%, 13.3% and 13.3%, respectively. The two-year cohort default rates for the University of the Rockies for the 2009, 2008 and 2007 federal fiscal years were 3.3%, 2.5% and 0.0%, respectively. The draft cohort default rates for the 2010 federal fiscal year for Ashford University and the University of the Rockies were 10.4% and 3.9%, respectively. An institution whose cohort default rate equals or exceeds 25% in any one of the three most recent fiscal years for which rates have been issued by the Department may be placed on provisional certification by the Department.
The August 2008 reauthorization of the Higher Education Act includes significant revisions to the requirements concerning cohort default rates. Under the revised law, the period for which students' defaults on their loans are included in the calculation of an institution's cohort default rate has been extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change was effective with the calculation of institutions' cohort default rates for the federal fiscal year ending September 30, 2009, which rates are expected to be calculated and issued by the Department in 2012. The Department will not impose sanctions based on rates calculated under this new methodology until three consecutive years of rates have been calculated, which is expected to occur in 2014. Until that time, the Department will continue to calculate rates under the old calculation method and impose sanctions, if necessary, based on those rates. The revised law also increases the threshold for ending an institution's participation in the relevant Title IV programs from 25% to 30%, effective for final three-year cohort default rates published on or after the 2012 federal fiscal year. The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the Department has published official three-year cohort default rates. Ashford University's unofficial or trial three-year cohort default rates for the 2009, 2008 and 2007 federal fiscal years were 20.2%, 20.0% and 17.4%, respectively. The trial three-year cohort default rates for the University of the Rockies for the 2009, 2008 and 2007 federal fiscal years were3.3%, 2.5% and 1.4%, respectively. The three-year cohort default rates are considered “trial” because, as mentioned above, institutions are not required to calculate prior three-year repayment rates until 2012, and the rates will not be the basis for measurement of compliance until 2014.
Our institutions may lose eligibility to participate in Title IV programs or face other sanctions if the Department determines they have substantially misrepresented the nature of educational programs, financial charges or graduate employability.
The Higher Education Act prohibits an institution participating in Title IV programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges or graduate employability. Under the Department's rules, a "misrepresentation" is any statement made by the institution, or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution, that is false, erroneous or has the likelihood or tendency to deceive or confuse, and a "substantial misrepresentation" is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. Considering the broad definition of “substantial misrepresentation,” it is possible that, despite our training efforts and compliance programs, our institutions' employees or service providers may make statements that could be construed as substantial misrepresentations. If the Department determines that one of our institutions has engaged in substantial misrepresentation, the Department may revoke the institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title

IV programs; the institution could also be exposed to increased risk of private action under the federal False Claims Act.
Our institutions may lose eligibility to participate in Title IV programs or face other sanctions if they fail to correctly calculate and return Title IV program funds timely for students who withdraw before completing their educational program.
An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. For more information, see “Regulation-Department Regulation of Title IV Programs-Return of Title IV funds for students who withdraw” in Part I, Item 1 of this report. Failure to make timely returns of Title IV program funds for 5% or more of students sampled on the institution's annual compliance audit in either of its two most recently completed fiscal years can result in an institution's having to post a letter of credit in an amount equal to 25% of its prior year returns of Title IV program funds. If unearned funds are not properly calculated and returned in a timely manner, an institution is also subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV programs.
In Finding 3 of the OIG's final audit report pertaining to its compliance audit of Ashford University, the OIG asserted that Ashford University, during the 2006-2007 award year, did not in all instances return Title IV funds timely for students who withdrew or went on a leave of absence from school. Accordingly, the OIG recommended that the FSA (1) require Ashford University to develop and implement certain remedial policies and procedures and (2) take appropriate action to impose a fine on the university or to limit, suspend or terminate the institution's eligibility for Title IV programs. For more information about the OIG's final audit report, see “Regulation-Department Regulation of Title IV Programs-Compliance reviews, audits and reports” in Part I, Item 1 of this report.
Our institutions may lose eligibility to participate in Title IV programs or face other sanctions if they are not legally authorized to operate in the states in which they are physically located.
To participate in Title IV programs, an institution must be legally authorized by the relevant education agency of the state in which it is physically located. See "Regulation-Department Regulation of Title IV Programs-State authorization" in Part I, Item 1 of this report. Loss of state authorization by one of our institutions in the state in which it is physically located, or the failure of the state authorization to meet the requirements under the new regulations within the time periods provided by the regulations, would terminate our ability to provide educational services through such institution, as well as make such institution ineligible to participate in Title IV programs, which would have a material adverse effect on our enrollments, revenues and results of operations.
Ashford University is physically located in the State of Iowa. The Iowa College Student Aid Commission ("CSAC") has advised Ashford University that the institution currently is exempt from any requirement to register with the State of Iowa to offer postsecondary degree programs in Iowa by virtue of its accreditation by the Higher Learning Commission. However, because an institution must be approved or licensed on a basis other than accreditation in instances in which it is not established by name as an educational institution by a state (and Ashford University was established as an educational institution by Iowa under a different name), and it is uncertain how the Department would interpret this rule for Iowa, Ashford University applied for authorization with CSAC independent of its Higher Learning Commission accreditation in the event that it could be required by the Department; such registration would also be necessary if WASC becomes the institution's primary accreditor. In November 2011, CSAC determined Ashford University met all requirements to offer postsecondary education in Iowa and approved the institution's registration in Iowa for a four-year period ending November 2015; however, in light of the findings and recommendations contained in the OIG's final audit report, CSAC stated that it would immediately reconsider the institution's registration for possible revocation if the Department ruled to limit, suspend or terminate the institution's participation in Title IV programs. For more information about the OIG's final audit report, see “Regulation-Department Regulation of Title IV Programs-Compliance reviews, audits and reports” in Part I, Item 1 of this report.
University of the Rockies is located in the State of Colorado and is authorized by the Colorado Commission on Higher Education. Such authorization may be lost or withdrawn if the University of the Rockies fails to comply with requirements under Colorado statutes and rules for continued authorization.
Our institutions may be required to modify or eliminate certain programs if they do not lead to gainful employment in a recognized occupation, as determined by the Department.
Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs only to the extent that their educational programs lead to gainful employment in a recognized occupation, with the limited exception of qualified programs leading to a bachelor's degree in liberal arts. In June 2011, the Department published final regulations which will take effect on July 1, 2012, and will establish minimal debt measures for determining whether certain postsecondary educational programs lead to gainful employment in recognized occupations, and the conditions under which such programs are eligible for

Title IV funding. For more information regarding these debt measures and related restrictions on Title IV eligibility, see “Regulation-Department Regulation of Title IV Programs-Gainful employment” in Part I, Item 1 of this report. As a result of such program eligibility rules, we may need to modify or eliminate some of the educational programs at our institutions, which could negatively impact our growth and our enrollments, revenue and results of operations.
Our institutions may be required to warn enrolled and prospective students and the public to the extent certain programs do not lead to gainful employment in a recognized occupation, as determined by the Department.
In June 2011, the Department published final regulations which will take effect on July 1, 2012, and will establish minimal debt measures for determining whether certain postsecondary educational programs lead to gainful employment in recognized occupations, and the conditions under which such programs are eligible for Title IV funding. Effective July 1, 2012, the Department will also require institutions to disclose the debt measures and other information for each program to prospective students and the public and authorize the Department to disseminate to the public the debt measures and other information related to the debt measures. Additionally, if a program fails both debt measures for one federal fiscal year, the institution must warn enrolled and prospective students by, among other things, disclosing the amount by which the program did not meet the minimum debt measure standards and the program's plans for improvement and establish a three-day waiting period after the warnings are provided before students can enroll. If the program fails both debt measures for a second time in three years, the institution must provide additional warnings to prospective and enrolled students including, among other things, the difficulty they should expect repaying their loans, the risks associated with continuing or enrolling in the program (including the potential loss of Title IV eligibility), the options available to the student if the program loses eligibility for Title IV funds and resources available to research other educational options and compare program costs. The requirement to warn students could have negative impact on our growth and our enrollments, revenue and results of operations.
The failure of our institutions to demonstrate financial responsibility may result in a loss of eligibility to participate in Title IV programs or require the posting of a letter of credit in order to maintain eligibility to participate in Title IV programs.
To participate in Title IV programs, an eligible institution must, among other things, satisfy specific measures of financial responsibility prescribed by the Department or post a letter of credit in favor of the Department and possibly accept other conditions to the institution's participation in Title IV programs. For more information regarding the Department's financial responsibility requirements, see “Regulation-Department Regulation of Title IV Programs-Financial responsibility” in Part I, Item 1 of this report. If our institutions are found not to have satisfied the Department's financial responsibility requirements, they could be limited in our access to, or lose, Title IV program funding, which would have a material adverse effect on our enrollment, revenues and results of operations.
The failure of our institutions to demonstrate administrative capability may result in a loss of eligibility to participate in Title IV programs.
Department regulations specify extensive criteria by which an institution must establish that it has the requisite administrative capability to participate in Title IV programs. For more information regarding the Department's administrative capability standards, see “Regulation-Department Regulation of Title IV Programs-Administrative capability” in Part I, Item 1 of this report. If we are found not to have satisfied the Department's administrative capability requirements, we could be limited in our access to, or lose, Title IV program funding, which would have a material adverse effect on our enrollment, revenues and results of operations.
Our institutions must periodically seek recertification to participate in Title IV programs and may, in certain circumstances, be subject to review by the Department prior to seeking recertification.
An institution must periodically seek recertification from the Department to continue to participate in Title IV programs and may, in certain circumstances, be subject to review by the Department prior to seeking recertification. The current provisional certification for Ashford University expired on June 30, 2011; however, Department regulations state that if an institution submits a materially complete application for recertification at least 90 days prior to the expiration of its existing certification, then the institution's existing certification will be extended on a month-to-month basis following the expiration of the institution's period of participation until the end of the month in which the Department issues a decision on the application for recertification. Ashford University submitted its electronic application prior to the reapplication deadline of March 31, 2011. The current certification for the University of the Rockies is scheduled to expire on June 30, 2016.
The Department may also review our institutions' continued certification to participate in Title IV programs if we undergo a change of control. In addition, the Department may take emergency action to suspend an institution's certification without advance notice if it determines the institution is violating Title IV requirements and determines that immediate action is necessary to prevent misuse of Title IV funds. The Department also may take adverse action against the Title IV eligibility of a provisionally certified institution under procedures that provide less due process than afforded to other institutions. If the

Department did not renew or if it withdrew our institutions' certifications to participate in Title IV programs, our students would no longer be able to receive Title IV funds, which would have a material adverse effect on our enrollment, revenues and results of operations.
Governmental proceedings or other claims and lawsuits asserting regulatory noncompliance could result in monetary liabilities or penalties, injunctions, or loss of Title IV programs for students at our institutions.
Because we operate in a highly regulated industry, we and our institutions are subject to compliance reviews and claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties, including claims brought by third parties on behalf of the federal government under the federal False Claims Act. If the results of these reviews or proceedings are unfavorable to us or if we are unable to defend successfully against such lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations, loss of Title IV funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. Claims and lawsuits brought against us may damage our reputation or adversely affect our stock price, even if such claims and lawsuits are eventually determined to be without merit.
Additionally, several of our competitors have been faced with lawsuits brought by current or former employees pursuant to the federal False Claims Act, alleging violations of the incentive compensation rule. For more information regarding the incentive compensation rule, see “Regulation-Department Regulation of Title IV Programs-Incentive compensation” in Part I, Item 1 of this report. Defending a federal False Claims Act lawsuit could be costly and could divert management's time and attention from our business, regardless of whether the claim has merit. The adverse resolution of such a lawsuit could lead to monetary liability, including treble damages and attorneys' fees, and other sanctions, which could have a material adverse effect on our business, results of operations and financial condition.
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
The Department's regulations require institutions that participate in Title IV programs to refer to the OIG credible information indicating that any applicant, employee, third-party servicer or agent of the institution that acts in a capacity that involves administration of the Title IV programs has been engaged in any fraud or other illegal conduct involving Title IV programs. If the systems and processes that we have established to detect and prevent fraud are inadequate, the Department may find that we do not satisfy its “administrative capability” requirements. This could result in our being limited in our access to, or our losing, Title IV program funding, which would adversely affect our enrollment, revenues and results of operations. In addition, our ability to participate in Title IV programs is conditioned on our maintaining accreditation by an accrediting agency that is recognized by the Secretary of Education. Any significant failure to adequately detect fraudulent activity related to student enrollment and financial aid could cause us to fail to meet our accrediting agencies' standards. Furthermore, under the Higher Education Act, accrediting agencies that evaluate institutions that offer distance learning programs, as we do, must require such institutions to have processes through which the institution establishes that a student who registers for a distance education program is the same student who participates in and receives credit for the program. Failure to meet our accrediting agencies' standards could result in the loss of accreditation at the discretion of our accrediting agencies, which could result in a loss of our eligibility to participate in Title IV programs and would adversely affect our business, financial condition, results of operations and cash flows.
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
If we or either of our institutions undergoes a change of control under the standards of applicable state education agencies, the Higher Learning Commission or the Department, we must seek the approval of each such regulatory agency. For more information, see “Regulation-Department Regulation of Title IV Programs-Change in ownership resulting in a change of control” in Part I, Item 1 of this report. A failure by us or one of our institutions to reestablish its state authorization, Higher Learning Commission accreditation or Department certification, as applicable, following a change of control could result in a suspension or loss of operating authority or the ability to participate in Title IV programs, which would have a material adverse effect on our enrollments, revenues and results of operations.
Our failure to comply with regulations of various states could preclude us from recruiting or enrolling students in those states or result in such students being ineligible for Title IV financial aid.
Various states impose regulatory requirements on educational institutions operating within their boundaries. Several states have sought to assert jurisdiction over online educational institutions that have no physical location or other presence in the state but that offer educational services to students who reside in the state or that advertise to or recruit prospective students in the state. State regulatory requirements for online education are inconsistent between states and are not well developed in many jurisdictions. As such, these requirements are subject to change and in some instances are unclear or are left to the discretion of state employees or agents. Our changing business and the constantly changing regulatory environment require us to regularly evaluate our state regulatory compliance activities. If we are found not to be in compliance and a state seeks to restrict one or more of our business activities within that state, we may not be able to recruit students from that state and may have to cease recruiting or enrolling students in that state. See “Regulation-Department Regulation of Title IV Programs-State authorization” in Part I, Item 1 of this report. Our failure to comply with these requirements in one or more states could result in our inability to provide Title IV funds to students in those states.
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
Risks Related to Our Business
Our financial performance depends on our ability to continue to develop awareness among, to recruit and to retain students; adverse publicity may negatively impact demand for our programs.
Building awareness among potential students of Ashford University and the University of the Rockies and the programs we offer is critical to our ability to attract prospective students. It is also critical to our success that we convert these prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in our programs. Some of the factors that could prevent us from successfully recruiting and retaining students in our programs include:

•	the emergence of more and better competitors;

•	factors related to our marketing efforts, including the costs of Internet advertising and broad-based branding campaigns;

•	performance problems with our online systems;

•	our institutions' failure to maintain accreditation and eligibility for Title IV programs;

•	student dissatisfaction with our services and programs;

•	a decrease in the perceived or actual economic benefits that students derive from our programs or programs provided by private sector postsecondary education companies generally;

•	adverse publicity regarding us or online or private sector postsecondary education generally;

•	price reductions by competitors that we are unwilling or unable to match; and

•	a decline in the acceptance of online education or education provided by private sector postsecondary education companies.
If we or our institutions become involved in protracted litigation or other legal proceedings, including government investigations, we could incur significant defense costs and losses in the event of adverse outcomes.
If we become involved in protracted litigation or legal proceedings, we could incur significant defense costs and, in the event of adverse outcomes, monetary losses or restrictions on our business, any of which could have a material adverse effect on our enrollments, revenues and results of operations. For more information regarding current material legal proceedings involving us and our institutions, including state attorney general investigations in Iowa, New York and North Carolina, see “Legal Proceedings” in Part I, Item 3 of this report.
Our growth may place a strain on our resources.
We have experienced significant growth over the last five years. Such historical growth, as well as any further growth that we may experience, may place a significant strain on our resources. Such growth may also increase demands on our management information and reporting systems, data analytics, and financial management controls. If we are unable to manage our growth effectively while maintaining appropriate internal controls, we may experience operating inefficiencies that could increase our costs. Additionally, if we and our institutions fail to hire and retain appropriate levels of personnel in critical areas, we could experience increased student complaints, delays in completing critical business projects, system down-time for both internal and student-facing applications, and potential regulatory noncompliance, any of which could materially and adversely affect our business and prospects.
A failure of our information systems to properly store, process and report relevant data may reduce our management’s effectiveness, interfere with our regulatory compliance and increase our operating expenses.
We are heavily dependent on the integrity of our data management systems. If these systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, and cash flows.
Our institutions rely on a third party vendor for financial aid processing and are responsible for any errors, delays or instances of regulatory noncompliance which may be made by this vendor.
Our institutions have engaged Affiliated Computer Services, Inc. ("ACS"), to provide call center and transactional processing services for their online financial aid student populations, including services related to disbursement eligibility review and Title IV fund returns. Although our institutions monitor the work done by ACS for quality assurance and compliance with Department regulations, our institutions are ultimately responsible for any errors, delays or instances of regulatory noncompliance which may be made by ACS, some of which could potentially affect the eligibility of our institutions to participate in Title IV programs. Additionally, if ACS ceases to operate or is unwilling or unable to work with our institutions, or if the engagement with ACS is otherwise terminated, our institutions would be required either to handle financial aid processing services using their own resources or to engage another third party vendor, which transition could be economically disadvantageous, present a distraction to management and applicable business units, and increase the risk of errors and regulatory noncompliance during the transition period, any of which could negatively impact our business.
Our institutions rely on a third-party vendor to provide the online learning platform for students and related support and hosting.
We have a license agreement with Pearson eCollege ("eCollege") pursuant to which we agreed to license from eCollege an online learning platform for students at our institutions. The eCollege platform provides an online learning management system which provides for the storage, management and delivery of course content. This platform also includes collaborative spaces for student communication and participation with other students and faculty as well as grade and attendance management for faculty and assessment capabilities to assist us in maintaining quality. Our institutions rely on eCollege for administrative support and hosting of the applicable systems. If eCollege ceases to operate or is or is unwilling or unable to work with our institutions, or if the license agreement with eCollege and related agreements were otherwise to be terminated, the online learning platform for students at our institutions and related administrative support and hosting could be interrupted or become unavailable, any of which could have a material and adverse effect on our business.
We are subject to laws and regulations as a result of our collection and use of personal information, and any violations of such laws or regulations, or any breach, theft or loss of such information, could adversely affect us.
Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. We collect, use and retain large amounts of personal information regarding our applicants, students, faculty, staff and their families. We also collect and maintain personal information about our employees in the ordinary course of our business. Our services can be accessed globally through the Internet. Therefore, we may be subject to the application of national privacy laws in countries outside the United States from which applicants and students access our services. Such privacy laws could impose conditions that limit the way we market and provide our services. Our computer networks and the networks of certain of our vendors that hold and manage confidential information on our behalf may be vulnerable to unauthorized access, employee theft or misuse, computer hackers, computer viruses and other security threats. Confidential information may also inadvertently become available to third parties when we integrate systems or migrate data to our servers following an acquisition of a school or in connection with periodic hardware or software upgrades. Due to the sensitive nature of the personal information stored on our servers, our networks may be targeted by hackers seeking to access this data. A user who circumvents security measures could misappropriate sensitive information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of privacy for current or prospective students or employees. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and could restrict our use of personal information, and a violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines against us or lawsuits brought against us. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. A major breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors, or a violation of laws or regulations relating to the same, could have a material adverse effect on our reputation, result in lawsuits and could result in further regulation and oversight by federal and state authorities and increased costs of compliance.
System disruptions and vulnerability from security risks to our technology infrastructure could damage the reputation of our institutions and negatively impact our business.
The performance and reliability of our technology infrastructure (including the software and related hosting and maintenance services for our online learning platform, student information system, and lead management system) is critical to our reputation and to our ability to attract and retain students. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of systems to us or our students and negatively impact our business and reputation. Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses, denial of service attacks, and other security problems. Although we continually monitor the security of our technology infrastructure and take proactive measures to prevent potential threats, we cannot assure you that these efforts will protect our computer networks against all threats of security breaches, which could damage the reputation of our institutions and negatively impact our business and prospects.
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
We may not be able to compete successfully against current or future competitors and may face competitive pressures that could adversely affect our business. We may be required to reduce our tuition or increase marketing spending (due to scarcity of quality leads or otherwise) in order to retain or to attract students or to pursue new market opportunities. We may also face increased competition in maintaining and developing new marketing relationships with corporations, particularly as corporations become more selective as to which online universities they will encourage their employees to attend and from which they will hire prospective employees.
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
As of December 31, 2011, 18.7% of our students were affiliated with the military, some of whom are eligible to receive tuition assistance from the government, which they may use to pursue postsecondary degrees. If governmental tuition assistance programs to active duty members of the military are reduced or eliminated or if our relationships with any military base deteriorates, our enrollment could suffer. Additionally, we provide scholarships to students who are affiliated with the military. If we reduce or eliminate our scholarships, our enrollment by military personnel may suffer. In addition, if we increase our scholarships, our per student revenue from military affiliated personnel will decline.
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
We may be unable to protect our proprietary rights sufficiently and we may encounter disputes from time to time relating to our use of the intellectual property of third parties.
We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements with third parties to protect our proprietary rights. We have trademark and service mark registrations and pending applications in the United States and select foreign jurisdictions. We also own the domain name rights for our institutions, as well as other words and phrases important to our business. Additionally, we have applied for patent protection for certain technology developed by us. We cannot assure you that these measures will be adequate to protect our proprietary rights, that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States or select foreign jurisdictions or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our technology, curricula, and online resource material, among others. Our management's attention may be diverted by these attempts, and we may need to use funds in litigation to protect our proprietary rights against any infringement or violation.
We may also encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. In certain instances, we may not have obtained sufficient rights in the content of a course. Third parties may raise a claim against us alleging an infringement or violation of the intellectual property of that third party. Some third party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid those intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our classes or pay monetary damages, which may be significant.
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
In January 2010, we entered into a Credit Agreement (and related documents) with Comerica Bank ("Comerica") pursuant to which we may borrow up to $50 million pursuant to a revolving line of credit. To secure our obligations under the Credit Agreement (and related documents), we granted Comerica a first priority security interest in substantially all of our assets, including our real property. If an event of default occurs or if we otherwise fail to comply with any of the negative or affirmative covenants of the Credit Agreement (and related documents), Comerica may declare all of the obligations and indebtedness under the Credit Agreement (and related documents) due and payable. For more information about the Credit Agreement and related documents, see Note 9, “Notes Payable and Long-Term Debt,” to our annual consolidated financial statements, which are included elsewhere in this report. In such a scenario, we may lose our right, title, and interest in the property that secures such obligations and indebtedness.
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
In addition, many of our students borrow Title IV loans to pay for tuition, fees and other expenses. A protracted economic slowdown could negatively impact our students' ability to repay those loans which would negatively impact our institutions' cohort default rates. Our students also are frequently able to borrow Title IV loans in excess of their tuition. The excess is received by the students as a stipend. However, if a student withdraws, we must return any unearned Title IV funds including stipends. A protracted economic slowdown could negatively impact our students' ability to repay those stipends. As a result, the amount of Title IV funds we would have to return without reimbursement from students could increase, and our results could suffer.
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
In October 2011, Ashford University introduced an institutional loan program for its online student population. This loan program is similar in nature to the program introduced at the University of the Rockies in 2009. At December 31, 2011, there was $9.3 million, net, outstanding in institutional loans. Under these programs, our institutions loan money directly to eligible and qualifying students. If students participating in these programs fail to repay their loans timely, it would have a negative impact on our results of operations.
We may not earn enough revenue from Constellation, Thuze, Waypoint Outcomes and our other technologies to offset the costs of innovating, developing, deploying and marketing these technologies.
In recent periods, we have devoted increasing amounts of resources to innovating, developing and marketing new technologies such as Constellation, Thuze, Waypoint Outcomes, and the mobile application technology for our institutions. When we deploy these technologies in our business, if we are unable to earn revenue sufficient to offset the costs of innovating, developing and marketing such technologies, our results of operations and financial position will be negatively impacted.
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
Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common stock has fluctuated significantly in the past (in 2011, our common stock traded at a low of $15.70 per share and at a high of $30.62 per share), and there is no assurance it will not continue to fluctuate significantly for a variety of different reasons, including, without limitation:

•	our quarterly or annual earnings or those of other companies in our industry;

•	public reaction to our press releases, corporate communications and SEC filings;

•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of other companies in our industry;

•	seasonal variations in our student enrollment;

•	new laws or regulations or new interpretations of laws or regulations applicable to our industry or business;

•	negative publicity, including government hearings and other public lawmaker or regulator criticism, regarding our industry or business;

•	changes in our enrollment or in the growth rate of our enrollment;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	litigation involving our company or investigations or audits by regulators into the operations of our company or our competitors;

•	sales of common stock by our directors, executive officers and significant stockholders; and

•	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events.
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
If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. At December 31, 2011, 51.7 million shares of our common stock were outstanding. In July 2011, we filed a registration statement on Form S-3 with the SEC to register the resale of 34.6 million shares of our common stock held by our majority stockholder, Warburg Pincus Private Equity VIII, L.P. ("Warburg Pincus"). Under the registration statement, which the SEC has declared effective, Warburg Pincus, and its permitted transferees or other successors-in-interest, may offer the shares from time to time through public or private transactions at prevailing market prices, at prices related to prevailing market prices or at privately negotiated prices. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.
In addition, as of December 31, 2011, there were 8.3 million shares underlying outstanding options, 0.1 million shares underlying restricted stock units and 0.3 million shares underlying outstanding warrants. All shares subject to outstanding options and warrants are eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements and Rule 144 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
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
As of December 31, 2011, Warburg Pincus beneficially owned 66.9% of our outstanding common stock. Accordingly, Warburg Pincus may exercise significant influence over the election of our directors, amendments to our certificate of incorporation and bylaws and other actions requiring the vote or consent of our stockholders, including mergers, going private transactions and other extraordinary transactions. The ownership position of Warburg Pincus may have the effect of delaying, deterring or preventing a change of control or a change in the composition of our board of directors.

In February 2009, we entered into a nominating agreement with Warburg Pincus. Under the nominating agreement, as long as Warburg Pincus beneficially owns at least 15% of the outstanding shares of common stock, we will, subject to our fiduciary obligations, nominate and recommend to our stockholders that two individuals designated by Warburg Pincus be elected to our board of directors. Additionally, if Warburg Pincus beneficially owns less than 15% but more than 5% of the outstanding shares of common stock, we will, subject to our fiduciary obligations, nominate and recommend to our stockholders that one individual designated by Warburg Pincus be elected to our board of directors. Two directors affiliated with Warburg Pincus, Patrick T. Hackett and Adarsh Sarma, currently serve on our board of directors.
We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.
We do not expect to pay dividends on shares of our common stock in the foreseeable future and we intend to use our cash position to grow our business. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our common stock appreciates.
Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.
Subject to NYSE rules, our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of capital stock. At December 31, 2011, 300.0 million shares of common stock were authorized for issuance under our certificate of incorporation, 51.7 million shares of which were outstanding; also, at December 31, 2011, 20.0 million shares of preferred stock were authorized for issuance under our certificate of incorporation, no shares of which were outstanding. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, likely would result in your interest in us being subject to the prior rights of holders of that preferred stock.
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
Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	provide for a classified board of directors (three classes);

•	provide that stockholders may only remove directors for cause;

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
Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We own over 160 acres of property in Clinton, Iowa, on which 12 academic, athletic, administrative, housing and student services buildings (comprising 475,000 square feet of space) are situated.  The properties we own in Iowa are used for campus operations.
We also lease property in California, Colorado, Iowa and Pennsylvania for campus operations, corporate functions, enrollment services and student support services. Below is a table summarizing our leased properties:

Number of Buildings	Location	Total Square Footage	Lease Expiration	Primary Use
6	San Diego, CA	705,000	2013-2020	Enrollment services, student support services and corporate functions
2	Denver, CO	260,000	2021-2023	Enrollment services, student support services and corporate functions
3	Colorado Springs, CO	39,000	2012-2015	Campus operations
2	Clinton, IA	37,000	2014	Enrollment services and student support services
1	Bala Cynwyd, PA	2,000	2012	Corporate functions
We have pledged as collateral to Comerica Bank the properties we own in Iowa as security for the performance of our obligations under the loan documents we signed in connection with our $50 million revolving line of credit with Comerica Bank. For more information regarding this line of credit, see Note 9, “Notes Payable and Long-Term Debt,” to our annual consolidated financial statements, which are included elsewhere in this report.
Our facilities are utilized consistent with management's expectations and we believe such facilities are suitable and adequate for current requirements, and that additional space can be obtained on commercially reasonable terms to meet future requirements.
Item 3. Legal Proceedings.
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Below is a list of material legal proceedings to which we or our subsidiaries is a party:
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
In February 2011, Ashford University received from the Attorney General of the State of Iowa ("Iowa Attorney General") a Civil Investigative Demand and Notice of Intent to Proceed (“CID”) relating to the Iowa Attorney General's investigation of whether certain of the university's business practices comply with Iowa consumer laws. The CID contains no specific allegations of wrongdoing. Pursuant to the CID, the Iowa Attorney General has requested documents and detailed information for the time period January 1, 2008 to present. Ashford University is cooperating with the Iowa Attorney General request.
In February 2011, we received a copy of a complaint in a purported class action lawsuit naming us, Ashford University, LLC, and certain of our employees as defendants. The complaint was filed in the Superior Court of the State of California in San Diego on February 17, 2011, and is captioned Stevens v. Bridgepoint Education, Inc. The complaint generally alleges that the plaintiffs and similarly situated employees were improperly denied certain wage and hour protections under California law. We believe this lawsuit is without merit and intend to vigorously defend against it. After this lawsuit was filed, two similar lawsuits were filed in 2011 (Moore v. Ashford University, LLC, and Sanchez v. Bridgepoint Education, Inc.); and in October 2011, an order was issued by a judge in the Superior Court of the State of California, San Diego, to consolidate these cases, which involve common questions of fact and law with Stevens v. Bridgepoint Education, Inc. (which was designated as the lead case).
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
In September 2011, Ashford University received from the Attorney General of the State of North Carolina (“NC Attorney General”) an Investigative Demand relating to the NC Attorney General's investigation of whether the university's business practices complied with North Carolina consumer protection law.  Pursuant to the Investigative Demand, the NC Attorney General has requested from Ashford University documents and detailed information for the time period January 1, 2008, to present.  Ashford University is cooperating with the NC Attorney General request.
Item 4. Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities.
Market Information
Our common stock is listed on the NYSE under the symbol “BPI.” The following table sets forth, for each full quarterly period in 2010 and 2011, the high and low sale prices of our common stock as reported on the NYSE.

	High ($)	Low ($)
2010
First Quarter	25.76	14.17
Second Quarter	27.50	15.72
Third Quarter	19.31	12.75
Fourth Quarter	19.67	13.65
2011
First Quarter	20.50	15.83
Second Quarter	27.25	15.70
Third Quarter	30.62	17.00
Fourth Quarter	24.27	16.01
Holders of Record
As of March 2, 2012, there were 11 holders of record of our common stock, including the Depository Trust Company, which holds shares on behalf of an indeterminate number of beneficial owners.
Dividend Policy
We have not yet declared a cash dividend and do not anticipate paying a cash dividend in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, any contractual restrictions and such other factors as our board of directors may deem appropriate.
In connection with our $50 million revolving line of credit with Comerica Bank, or Comerica, (i) Comerica must approve dividend payments, stock redemptions and other specified cash expenditures exceeding an aggregate of $100.0 million per year, and (ii) we must at all times maintain on deposit with Comerica or its affiliates an amount equal to 25% of “budgeted cash,” as specified in the loan documents related to the line of credit, for the month most recently ended. For more information regarding this line of credit, see Note 9, “Notes Payable and Long-Term Debt,” to our annual consolidated financial statements, which are included elsewhere in this report.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
We repurchased no common stock in the fourth quarter of 2011. For information regarding our recent stock repurchase programs authorized by our board of directors, see Note 15, "Stock Repurchase Programs," to our annual consolidated financial statements, which are included elsewhere in this report.

Performance Graph
The following graph compares the cumulative total return provided to stockholders on Bridgepoint Education Inc.'s common stock relative to the cumulative total returns of the Russell 3000 index, and a customized peer group of four postsecondary education companies that includes: American Public Education, Inc., Capella Education Company, Grand Canyon Education, Inc. and Strayer Education, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and in the index, on April 15, 2009 (the date our stock began trading on the NYSE), and the investment's relative performance is tracked through December 31, 2011.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE APRIL 15, 2009*
Among Bridgepoint Education Inc., the Russell 3000 Index and a Peer Group

*
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Bridgepoint Education, Inc. under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. Selected Consolidated Financial Data.
You should read the following selected consolidated financial and other data in conjunction with Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements, which are included elsewhere in this report. The consolidated statement of income data, consolidated balance sheet data, and consolidated other data set forth below as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods; the risk factors set forth in Part I, Item 1A, "Risk Factors," of this report also discuss material uncertainties that could case the data reflected below not to be indicative of our future financial condition or results of operations. We declared no cash dividends during the periods presented.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Revenue	$933,349	$713,233	$454,324	$218,290	$85,709
Operating income(1)	273,747	216,421	81,730	33,420	3,983
Net income	172,764	127,580	47,105	26,431	3,287
Accretion of preferred dividends(2)	—	—	(645)	(2,006)	(1,856)
Net income available to common stockholders	172,764	127,580	46,460	24,425	1,431
Earnings per common share(3):
Basic	$3.30	$2.37	$0.85	$0.38	$0.01
Diluted	3.02	2.14	0.74	0.16	0.01

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$407,207	$299,129	$170,550	$56,483	$7,351
Total assets	613,636	471,225	295,231	129,246	39,057
Total indebtedness (including short-term indebtedness)	—	—	635	684	5,673
Redeemable convertible preferred stock	—	—	—	27,062	25,056
Total stockholders' equity (deficit)	353,648	238,241	134,609	6,109	(20,143)

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except enrollment data)
Consolidated Other Data:
Cash flows provided by (used in):
Operating activities	$220,808	$189,949	$131,727	$70,748	$10,367
Investing activities	(208,048)	(94,472)	(70,030)	(16,550)	(2,936)
Financing activities	(67,357)	(32,521)	7,382	(5,066)	(134)
Period-end enrollment (unaudited)(4):
Online	85,527	77,033	53,048	30,921	12,104
Campus-based	1,115	859	640	637	519
Total	86,642	77,892	53,688	31,558	12,623

(1)
In 2008, we recorded stock-based compensation expense of $1.6 million related to the modification of a stock award held by a member of our board of directors. In 2009, we recorded (i) an expense of $11.1 million related to the settlement of a stockholder claim (of which $10.6 million was non-cash) and (ii) we recorded a non-cash expense of $30.4 million related to the acceleration of exit options which occurred in connection with our initial public offering. See Note 21, “Stockholder Dispute,” and Note 13, “Stock-Based Compensation,” to our annual consolidated financial statements, which are included elsewhere in this report.

(2)
The holders of Series A Convertible Preferred Stock earned preferred dividends, accreting at the rate of 8% per year, compounding annually. See Note 12, “Redeemable Convertible Preferred Stock,” to our annual consolidated financial statements, which are included elsewhere in this report.

(3)
All basic and diluted earnings per share information for all periods presented has been adjusted to reflect the 1-for-4.5 reverse stock split. See Note 2, “Summary of Significant Accounting Policies-Reverse Stock Split,” to our annual consolidated financial statements, which are included elsewhere in this report.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our annual consolidated financial statements, which are included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management's expectations. See Part I, Item 1A, “Risk Factors,” and Special Note Regarding Forward-Looking Statements at the beginning of this report.
Overview
We are a provider of postsecondary education services. Our regionally accredited academic institutions, Ashford University and University of the Rockies, offer associate's, bachelor's, master's and doctoral programs online as well as at their traditional campuses located in Clinton, Iowa and Colorado Springs, Colorado. As of December 31, 2011, our institutions offered approximately 1,430 courses, 85 degree programs and 140 specializations. We are also focused on developing innovative new technologies to improve the way students learn, such as the mobile learning platforms for our institutions, Constellation, Thuze and Waypoint Outcomes. For more information on our business, see “Business-Overview” in Part I, Item 1 of this report.
Key operating data
In evaluating our operating performance, our management focuses in large part on (i) revenue, (ii) operating income and (iii) period-end enrollment at our academic institutions (online and campus-based). The following table, which you should read in conjunction with our annual consolidated financial statements, contained elsewhere in this report, presents our key operating data for the years ended December 31, 2011, 2010 and 2009 (in thousands, except for enrollment data):

	Year Ended December 31,
	2011	2010	2009
Consolidated Statement of Income Data:
Revenue	$933,349	$713,233	$454,324
Operating Income(1)	273,747	216,421	81,730
Consolidated Other Data:
Period-end enrollment (unaudited)(2)
Online	85,527	77,033	53,048
Campus-based	1,115	859	640
Total	86,642	77,892	53,688

(1)
In 2009, we recorded $30.4 million related to the acceleration of certain exit options and $11.1 million related to the settlement of a stockholder claim (of which $10.6 million was non-cash). See “Factors Affecting Comparability” below.

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

Key historical trends in results of operations
We have experienced significant growth in enrollments, revenue and operating income, as well as improvement in liquidity since our acquisition of Ashford University in March 2005. We believe our enrollment and revenue growth has been driven primarily by (i) our significant investment in admissions counselors and online advertising which commenced immediately upon our acquisition of Ashford University and (ii) students' acceptance of our institutions' educational offerings. Our significant growth in operating income is primarily a result of leveraging our fixed costs with increased revenue.
Enrollment grew at our institutions from 77,892 at December 31, 2010, to 86,642 at December 31, 2011, an increase of 11.2%. Over the last five years, enrollment has grown at a compound annual growth rate of 80.9%. While it would be difficult to maintain such a large growth rate, we expect enrollment to continue to grow in the next five years. We believe that our dynamic structure allows us to expand our student base, while maintaining the same high quality education for all students at our institutions. Our revenue has experienced similar growth rates over the past five years, with a compound annual growth rate of 61.2%.

In 2011, although enrollment at our institutions grew during the year, it was at a decreased rate compared to 2010. We believe the primary driver for the decreased rate was the change in compensation methodology for certain personnel required by Department regulations that became effective on July 1, 2011, which resulted in our admissions counselors having lower productivity levels. However, after observing admissions counselor productivity over two full quarters, we believe that new student enrollments will grow in 2012 as compared to 2011. The following table presents new student enrollments for each quarter in 2011, with comparisons to the same periods in 2010:

	Q1	Q2	Q3	Q4	Total
2011	27,550	19,050	22,000	13,500	82,100
2010	24,300	18,450	24,000	15,600	82,350
Percentage change	13.4%	3.3%	(8.3)%	(13.5)%	(0.3)%
Growth of Constellation and launch of Thuze
In May 2010, we launched Constellation, an innovative suite of interactive educational materials that we believe delivers great value for online students at Ashford University. Constellation's web-based course materials include both text and multimedia assets developed in cooperation with subject matter experts from across the country, as well as our institutions' faculty. Third-party textbooks have typically cost online students $150 per course. Constellation materials replace those textbooks, at cost of $75 per course. As of December 31, 2011, we had introduced 32 courses on Constellation. We plan to include core courses in approximately 80% of degree programs over the next two years. We plan to continue to invest in the Constellation technology by expanding the capabilities and functionality of the platform.
In January 2012, we launched Thuze, which is based on Constellation technology and partners with several leading publishers to offer content to students. We launched Thuze to reach students who do not currently attend either of our two institutions. Although we expect the revenue generated by Thuze to be immaterial in 2012, we view Thuze and the related market as an opportunity to expand our business in future years.
Liquidity and capital resources and anticipated capital expenditures
We financed our operating activities and capital expenditures during 2011 and 2010 primarily through cash provided by operating activities. At December 31, 2011, we had cash, cash equivalents and investments totaling $407.2 million and no long-term debt. Based on our current level of operations and anticipated growth in enrollments, we believe that our cash flows from operating activities, our existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. For the year ending December 31, 2012, we expect capital expenditures to be approximately $42.0 million.
Under our authorized stock repurchase programs, we have repurchased 7.3 million shares at a weighted average price of $18.62 per share for a total cost of $135.0 million. During 2011, we repurchased 4.2 million shares at a weighted average price of $21.84 per share for a total cost of $92.8 million.
Anticipated future trends in results of operations
In recent years, we have seen student enrollments and revenue continue to increase despite difficult general economic conditions, and have not experienced any significant negative impact from the fluctuation in general economic conditions on our liquidity, capital resources or results of operations. While we cannot guarantee that these trends will continue, we believe that the performance of our company has been resilient in the current economic environment due to the continued availability of Title IV funds to finance student tuition payments and the increased demand for postsecondary education resulting from a deteriorating labor market.
In 2012, we plan to continue to invest significantly in admissions counselors and in online and other advertising, including pursuant to a recently launched branding campaign for us and our institutions. We expect these efforts will result in (1) an increase in new student enrollment compared to 2011 and (2) our total student enrollment and revenue otherwise continuing to grow, though perhaps not at the same rate as in the past, particularly given the larger size of our enrollment base and recent changes in the regulatory environment, including the final incentive compensation regulations that became effective on July 1, 2011. For more information on the regulatory environment, see “Regulation-Department Regulation of Title IV Programs” in Part I, Item 1 of this report and “Risk Factors” in Part I, Item 1A of this report. Additionally, we expect increases in marketing costs related to the branding campaign and the hiring of new admissions counselors, which may result in a decrease in our operating income in 2012 as compared to 2011.

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
Enrollments
We define enrollments as the number of active students on the last day of the financial reporting period. Prior to July 1, 2011, a student was considered an active student if the student has attended a class within the prior 30 days unless the student has graduated or has provided us with notice of withdrawal. Effective July 1, 2011, a student is considered an active student if the student has attended a class within the prior 15 days, unless the student has graduated, has provided us with notice of withdrawal, or is on an institutionally-approved break not to exceed 45 days. Enrollments are a function of the number of continuing students at the beginning of each period and new enrollments during the period, which are offset by students who either graduated or withdrew during the period. Our online courses are typically five or six weeks in length and have weekly start dates through the year, with the exception of a two-week break during the holiday period in late December and early January. Our campus-based courses have one start per term, with two to five terms per year.
Costs and expenses
Instructional costs and services. Instructional costs and services consist primarily of costs related to the administration and delivery of our educational programs. This expense category includes compensation for campus-based faculty and administrative personnel, costs associated with online faculty, curriculum and new program development costs, financial aid processing costs, technology license costs, bad debt expense and costs associated with other support groups that provide service directly to the students. Instructional costs and services also include an allocation of facility and depreciation costs.
Marketing and promotional. Marketing and promotional expenses include compensation of personnel engaged in marketing and recruitment, as well as costs associated with purchasing leads and producing marketing materials. Our marketing and promotional expenses are generally affected by the cost of advertising media and leads, the efficiency of our marketing and recruiting efforts, salaries and benefits for our enrollment personnel and expenditures on advertising initiatives for new and existing academic programs. Advertising costs, consisting primarily of marketing leads, are expensed as incurred or the first time the advertising takes place, depending on the type of advertising activity. Marketing and promotional costs also include an allocation of facility and depreciation costs.
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
Factors Affecting Comparability
We believe the following factors have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:
Acceleration of stock options
In March 2009, our board of directors amended the exit options for 10 members of our management team to add an additional vesting condition so that the number of shares underlying the options that would not have vested upon the closing of our initial public offering, under the original terms of the options, would vest in full upon the closing of such offering. This additional vesting condition constituted a modification. Accordingly, to the extent the exit option vested under the original vesting conditions, the original grant date fair value was recorded on the vesting date; and to the extent each exit option vested under the additional vesting condition, the modification date fair value would be recorded on the vesting date. The compensation expense that was recorded for the exit options during 2009 was $30.4 million. Such compensation expense was allocated to the expense category in which the optionee's regular compensation is recorded.
Settlement of stockholder dispute
In February 2009, certain holders of common stock and warrants to purchase common stock asserted various claims against us, our directors and officers and Warburg Pincus regarding amendments to our certificate of incorporation made in connection with financings in 2005 and certain stock options we granted to our employees. The claimants represented 90% of the holders of common stock and 59% of the shares of common stock subject to warrants outstanding, in each case as of July 27, 2005. In March 2009, we reached a settlement with the claimants regarding these claims and recorded a total expense of $11.1 million related to the settlement in 2009 ($10.6 million of which was non-cash). After settling with the claimants, we notified the other holders of common stock and other holders of warrants to purchase shares of common stock, in each case as of July 27, 2005, regarding these claims, the settlement terms and their ability to participate in the settlement. In April 2009, we reached settlement with all of them.
Seasonality
Our operations are generally subject to seasonal trends. As our growth rate declines, we expect seasonal fluctuations in results of operations to become more apparent as a result of changes in the level of student enrollment. While we enroll students throughout the year, our fourth quarter revenue generally is lower than other quarters due to the holiday break in December. We generally experience a seasonal increase in new enrollments in August and September of each year when most other colleges and universities begin their fall semesters.
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
The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses. On an ongoing basis, we evaluate our estimates and assumptions. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.
Revenue recognition
The majority of our revenue comes from tuition revenue and is shown net of scholarships and refunds. Tuition revenue is recognized on a straight-line basis over the applicable period of instruction. Our online students generally enroll in a program that encompasses a series of five to six-week courses that are taken consecutively over the length of the program. Online students are billed on a payment period basis on the first day of a class. Our traditional campus-based students enroll in a program that encompasses a series of nine-week or 16-week courses. These students are billed at the beginning of each term.
Deferred revenue and student deposits represents unearned tuition and fees as well as student payments in excess of charges. We record an account receivable and corresponding deferred revenue for the amount of tuition and fees for enrolled courses when a student is billed for a payment period. Payments that are received either directly from the student or from the student's source of funding that exceed amounts billed are recorded as student deposits. At the end of each accounting period, the deferred revenue and student deposits and related account receivable balances are reduced to present amounts attributable to the current term.
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

We also recognize revenue from technology fees that are one-time start up fees charged to each new online student, other than military, scholarship students and students affiliated with certain corporate reimbursement programs. Technology fee revenue is recognized ratably over the average expected enrollment of a student. The average expected enrollment of the student is estimated each quarter based upon historical student duration of attendance and qualitative factors as deemed necessary.
Allowance for doubtful accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from students' inability to pay us for services performed, or for inability of students to repay excess funds received for stipends. Bad debt expense is recorded as a component of instructional costs and services. We calculate the allowance for doubtful accounts based on historical collection experience and changes in the economic environment. We also consider other factors such as the age of the receivable, the type of receivable and the students' active or inactive enrollment status. Certain variables require management judgment and include inherent uncertainties such as the likelihood of future student attendance and students' ability to qualify for Title IV eligibility. Variations in these factors from our historical experience may impact future estimates of the collectability of accounts receivable and may cause actual losses due to write-offs of uncollectible accounts to differ from past estimates.
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
We use various assumptions in determining undiscounted cash flows expected to result from the use and eventual disposition of the asset, including assumptions regarding revenue growth rates, operating costs, certain capital additions, assumed discount rates, disposition or terminal value and other economic factors. These variables require management judgment and include inherent uncertainties such as continuing acceptance of our institutions' education offerings by prospective students, our ability to manage operating costs and the impact of changes in the economy on our business. A variation in the assumptions used could lead to a different conclusion regarding the realizability of an asset and, thus, could have a significant effect on our conclusions regarding whether an asset is impaired and the amount of impairment loss recorded in the consolidated financial statements.
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
Stock-based compensation
We grant options to purchase our common stock and restricted stock units to eligible persons under our equity incentive plans. The benefits provided under these plans are share-based payments and are recorded in our consolidated statement of income based upon their fair values.
Stock-based compensation cost is measured using the grant date fair value of the award and is expensed over the vesting period. The fair value of restricted stock units is the stock price on the date of grant multiplied by the number of units awarded. We estimate the fair value of stock options awards on the grant date using the Black-Scholes option pricing model. Determining the fair value of stock options at the grant date under this model requires judgment, including estimating our volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock options represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.
We have determined that we do not have enough historical option exercise information to be able to accurately compute an expected term for use as an assumption in the Black-Scholes option pricing model. As such, our computation of expected term was calculated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield of those maturities that are consistent with the expected term of the stock option in effect on the grant date of the award. Dividend rates are based upon historical dividend trends and expected future dividends. As we have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future, a zero dividend rate is assumed in our calculation. Our stock has not been publicly traded for a significant period of time and we do not have enough historical data on the volatility of our stock to be able to accurately estimate a volatility to use as an assumption in the Black-Scholes option pricing model. As such, we supplement our own stock volatility data with historical volatility data of comparable public companies, which we refer to as guideline companies, in order to calculate a volatility estimate for the number of years commensurate with our expected term assumption. In evaluating the comparability of the guideline companies, we consider factors such as industry, stage of life cycle, size and financial leverage. Options awarded under our equity incentive plans have an exercise price that equals or exceeds the closing price of our common stock on the date of grant.
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

Results of Operations
The following table sets forth our consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Instructional cost and services	27.8%	26.3%	26.4%
Marketing and promotional	28.6%	29.7%	32.1%
General and administrative	14.3%	13.7%	23.5%
Total costs and expenses	70.7%	69.7%	82.0%
Operating income	29.3%	30.3%	18.0%
Other income, net	0.3%	0.2%	0.1%
Income before income taxes	29.6%	30.5%	18.1%
Income tax expense	11.1%	12.6%	7.7%
Net income	18.5%	17.9%	10.4%
Year Ended December 31, 2011, Compared to Year Ended December 31, 2010
Revenue. Our revenue for 2011 was $933.3 million, an increase of $220.1 million, or 30.9%, as compared to $713.2 million for 2010. Our revenue growth was primarily attributed to enrollment growth. Student enrollment at our academic institutions as of December 31, 2011, was 86,642, an increase of 8,750, or 11.2%, compared to 77,892 as of December 31, 2010. Enrollment growth is driven by various factors including prospective students' acceptance of our educational offerings, the quality of lead generation efforts, the number of admissions counselors and our ability to retain existing students. In addition to the increase in student enrollment, the revenue increase was also positively impacted by the 5% tuition increase effective April 1, 2011. The tuition increase accounted for approximately 16.7% of the revenue increase between periods. We earned technology fees of $71.3 million for 2011, representing 7.6% of total revenue during the period, compared to technology fees of $50.5 million for 2010, representing 7.1% of total revenue during that period. We increased the technology fee from $990 to $1,290 for degree-seeking online students at Ashford University starting on or after August 3, 2010, which fee increase accounted for $12.1 million, or 5.5%, of the revenue increase between periods. Additionally, revenue generated from Constellation in 2011 was $17.3 million, or 1.8% of revenue, compared to $4.8 million, or 0.7% of revenue in 2010.
Instructional costs and services. Our instructional costs and services for 2011 were $259.1 million, an increase of $71.7 million, or 38.3%, as compared to $187.4 million for 2010. This increase was primarily due to additional costs necessary to support the increased student enrollment. Specific increases between periods were direct compensation in the areas of academic management, financial aid support and student services of $24.3 million, bad debt expense of $18.9 million, instructor fees of $12.0 million, financial aid processing fees of $4.8 million and facilities costs of $4.5 million. Instructional costs and services increased, as a percentage of revenue, to 27.8% for 2011, as compared to 26.3% for 2010. The increase of 1.5% as a percentage of revenue included relative increases in direct compensation of 0.8% and an increase of 0.7% in bad debt expense. The increase in direct compensation as a percentage of revenue was primarily a result of the regulatory changes in the area of incentive compensation that became effective July 1, 2011. The increase in bad debt expense as a percentage of revenue was due to weak general economic conditions as well as the timeliness of financial aid processing and internal collections efforts. We continue to enhance our processes internally as well as with our business partners to improve this metric.
Marketing and promotional. Our marketing and promotional expenses for 2011 were $267.4 million, an increase of $55.8 million, or 26.4%, as compared to $211.6 million for 2010. The increase was primarily due to the growth of our admissions counselor workforce, as well as costs incurred to purchase additional leads. We expanded our admissions counselor workforce by 510 employees, or 31.5%, during the year. The factors contributing to the overall increase between periods were increases in selling compensation of $30.2 million, advertising costs of $21.0 million and facilities costs of $5.5 million. The increase in selling compensation and advertising spending is expected to continue as we grow our admissions counselor workforce and increase our lead generation efforts to support those counselors. Our marketing and promotional expenses, as a percentage of revenue, decreased to 28.6% for 2011 from 29.7% for 2010. The decrease of 1.1% as a percentage of revenue was mainly driven by the decrease in selling compensation as a percentage of revenue of 0.5%.
General and administrative. Our general and administrative expenses for 2011 were $133.1 million, an increase of $35.2 million, or 36.0%, as compared to $97.9 million for 2010. The increase was primarily due to increases in administrative labor of $16.2 million, other administrative costs of $10.7 million and professional fees of $2.9 million. Our general and administrative expenses, as a percentage of revenue, increased to 14.3% for 2011 from 13.7% for 2010. The 0.6% increase as a percentage of revenue was primarily due to the increase in administrative labor of 0.3%.
Other income, net. Our other income, net, for 2011 was $2.8 million, an increase of $1.4 million as compared to $1.4 million for 2010, as a result of increased interest income from increased levels of cash, cash equivalents and investments.
Income tax expense. Income tax expense for 2011 was $103.8 million, an increase of $13.6 million from $90.2 million for 2010, at effective tax rates of 37.5% and 41.4% for 2011 and 2010, respectively. The decrease in our effective tax rate in 2011 as compared to 2010 was primarily due to a lower state tax rate resulting from California and other state tax law changes effective January 2011.
Net income. Our net income for 2011 was $172.8 million, an increase of $45.2 million, as compared to net income of $127.6 million for 2010, due to the factors discussed above.
Year Ended December 31, 2010, Compared to Year Ended December 31, 2009
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
Marketing and promotional. Our marketing and promotional expenses for 2010 were $211.6 million, an increase of $65.9 million, or 45.2%, as compared to $145.7 million for 2009. The increase was primarily due to the growth of our admissions counselor workforce, as well as costs incurred to purchase additional leads. We expanded our admissions counselor workforce by 444, or 37.8%, during the year. The factors contributing to the overall increase between periods were increases in selling compensation of $29.9 million, advertising of $16.2 million, facilities costs of $8.3 million, employee benefits of $6.8 million and other advertising of $5.7 million. The increase in selling compensation and advertising spending is expected to continue as we grow our admissions counselor workforce and increase our lead generation efforts to support those advisors. Our marketing and promotional expenses, as a percentage of revenue, decreased to 29.7% for 2010 from 32.1% for 2009. The decrease of 2.4% as a percentage of revenue included relative decreases in stock-based compensation, advertising and selling compensation of 1.1%, 0.9% and 0.8%, respectively. The decrease in stock-based compensation was primarily due to the $5.0 million related to the exit options charge taken in 2009. The decrease in advertising and selling compensation was due to efficiencies gained by improvements to our variable cost structure. The decreases were partially offset by a relative increase in other advertising of 0.7%. The increase in other advertising was due to increased corporate branding initiatives.
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
Other income, net. Our other income, net, for 2010 was $1.4 million, an increase of $0.9 million as compared to $0.5 million for 2009, as a result of increased interest income from increased levels of cash and cash equivalents.
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
Liquidity and Capital Resources
Liquidity
We financed our operating activities and capital expenditures during the years ended December 31, 2011 and 2010, primarily through cash provided by operating activities. Our cash and cash equivalents were $133.9 million at December 31, 2011, and $188.5 million at December 31, 2010. At December 31, 2011 and 2010, we had investments of $273.3 million and $110.6 million, respectively.
We manage our excess cash pursuant to the quantitative and qualitative operational guidelines of our cash investment policy. Our cash investment policy, which is managed by our chief financial officer, has the following primary objectives: preserving principal, meeting our liquidity needs, minimizing market and credit risk, and providing after-tax returns. Under the policy's guidelines, we invest our excess cash exclusively in high-quality, U.S. dollar-denominated financial instruments. For a discussion of the measures we use to mitigate the exposure of our cash investments to market risk, credit risk and interest rate risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”
We noted a slight decline in fair value of our short and long-term investments at December 31, 2011. We believe that this decline is due to the downgrade of the U.S. credit ratings, and subsequent downgrades of many major U.S. and world banks. We believe that this decline is temporary in nature and maintain that while our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover the value.
Available borrowing facilities
In January 2010, we entered into a $50 million revolving line of credit with Comerica Bank, or Comerica, pursuant to a Credit Agreement, Revolving Credit Note and Security Agreement, which agreements, as amended to date, we collectively refer to as the Loan Documents. For more information about the Loan Documents, see Note 9, “Notes Payable and Long-Term Debt,” to our annual consolidated financial statements, which are included elsewhere in this report. The initial proceeds under the Loan Documents were used, in part, to refinance the outstanding letters of credit under the existing Credit Agreement between us and Comerica, which we refer to as the Prior Agreement. Upon the effectiveness of the Loan Documents, the Prior Agreement was terminated, except that letters of credit outstanding under the Prior Agreement were deemed to be letters of credit issued under the Loan Documents. In January 2012, we extended the maturity date of the revolving credit facility from January 29, 2012, to March 31, 2012. We intend to enter into a new credit facility prior to the expiration of the current facility.
As of December 31, 2011, we used the availability under the revolving credit facility to issue letters of credit aggregating $5.1 million. We were in compliance with all financial covenants in the Loan Documents and had no borrowings outstanding under the revolving credit facility as of December 31, 2011.
Stock repurchase programs
In 2010, our board of directors authorized the repurchase of up to $60.0 million of our outstanding common stock. In 2011, the board of directors authorized up to an additional $75.0 million of our outstanding common stock, for a total of $135.0 million. Since the inception of the repurchase programs, we have repurchased 7.3 million shares at a weighted average price of

$18.62 per share for a total cost of $135.0 million, substantially completing both programs. During 2011, we repurchased 4.2 million shares at a weighted average price of $21.84 per share for a total cost of $92.8 million. As a result of the 2011 repurchases, diluted earnings per common share increased $0.11, or 3.8%, as a result of the fewer shares outstanding.
Title IV funding
Our institutions derive the substantial majority of their respective revenues from various federal student financial assistance programs under Title IV of the Higher Education Act of 1965, as amended. In the years ended December 31, 2011, 2010 and 2009, Ashford University derived 86.8%, 85.0% and 85.5%, respectively, and the University of the Rockies derived 85.0%, 85.9% and 84.6%, respectively, of their respective revenues (calculated on a cash basis in accordance with applicable statutory provisions and Department regulations) from Title IV funds. Our institutions are subject to significant regulatory scrutiny on the basis of numerous standards that the institutions must satisfy in order to participate in Title IV programs. For more information regarding Title IV programs and the regulation thereof, see “Regulation” in Part I, Item 1 of this report. The balance of revenues derived by our institutions is from government tuition assistance programs for military personnel, including veterans, cash pay and corporate reimbursement, private loans and internal loan programs. For more information regarding these student financing options, see “Business-Student Financing” in Part I, Item 1 of this report.
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
Financial responsibility
In the third quarter of 2011, consistent with our internal calculations, the Department notified us that Ashford University received a composite score of 3.0 for the fiscal year ended December 31, 2010, and that the University of the Rockies received a composite score of 3.0 for the fiscal year ended December 31, 2010, in each case satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. For more information, see “Regulation-Department Regulation of Title IV Programs-Financial responsibility” in Part I, Item 1 of this report.
We expect the composite scores for Ashford University and the University of the Rockies both remain at 3.0 for the year ended December 31, 2011. However, the composite scores are subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2011.
Internal loan program
In 2009, we implemented a program for the University of the Rockies pursuant to which the institution provides direct loans to students. The total number of students receiving these loans during 2011, 2010 and 2009, was 221, 179 and 86, respectively. The total amount of financing provided during 2011, 2010 and 2009, was $3.1 million, $2.6 million and $1.2 million, respectively.
In 2011, we implemented a similar program for Ashford University pursuant to which the institution provides direct loans to students. The total number of students receiving these loans during 2011 was 445, and the total amount of financing provided during 2011 was $5.8 million.
Operating activities
Net cash provided by operating activities was $220.8 million, $189.9 million and $131.7 million for 2011, 2010 and 2009, respectively. The increase of $30.9 million in 2011 was primarily due to the increased cash received from students during the year of $167.9 million, or 23.7%, as a result of increased average enrollment. The increase in cash received from students was offset by increased wages paid to employees of $73.1 million, or 34.6%, driven by employee growth during the year of 29.0%, as well as increased cash paid for operating expenses of $70.0 million, or 39.2%, primarily due to the increases in advertising, facilities costs and financial aid support costs discussed above.
Investing activities
Net cash used in investing activities was $208.0 million, $94.5 million and $70.0 million for 2011, 2010 and 2009, respectively. Our cash used in investing activities is primarily related to the purchases of property and equipment and leasehold improvements and net purchases of investments. Capital expenditures were $34.5 million, $26.6 million and $24.2 million for

2011, 2010 and 2009, respectively. For the year ending December 31, 2012, we expect capital expenditures to be approximately $42.0 million.
During 2011, we purchased $337.1 million of investments and there were maturities of $167.0 million, compared to purchases of $111.7 million and maturities of $45.0 million in 2010 and purchases of $44.9 million in 2009. The increase in 2011 of our net purchases of investments compared to the 2010 was due primarily to the increase in cash provided by operating activities, as well as an effort to invest in securities with higher interest rates.
Financing activities
Net cash provided by (used in) financing activities was $(67.4) million, $(32.5) million and $7.4 million for 2011, 2010 and 2009, respectively. During 2011, net cash used in financing activities was primarily related to our repurchase of approximately 4.2 million shares of common stock at a weighted average cost of $21.84 per share, for a total of $92.8 million. The cash used in the repurchase of common stock was partially offset by $24.0 million of cash provided by stock option exercises and the tax benefit from those exercises.
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
Significant Cash and Contractual Obligations
The following table sets forth, as of December 31, 2011, certain significant cash and contractual obligations that will affect our future liquidity.

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Operating lease obligations	$294,917	$29,186	$35,444	$36,911	$37,256	$38,235	$117,885
Other contractual obligations	16,978	6,019	5,468	5,431	60	—	—
Uncertain tax positions	8,560	—	8,560	—	—	—	—
Total	$320,455	$35,205	$49,472	$42,342	$37,316	$38,235	$117,885
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of December 31, 2011, our total available surety bond facility was $12.0 million and the surety had issued bonds totaling $9.7 million on our behalf under such facility.
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
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, which amends Accounting Standards Codification Topic 820, Fair Value Measurement. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. We do not believe that the adoption of ASU 2011-04 will have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market and credit risk
Pursuant to our cash investment policy, we attempt to mitigate the exposure of our cash and investments to market and credit risk by (i) diversifying concentration risk to ensure that we are not overly concentrated in a limited number of financial institutions, (ii) monitoring and managing the risks associated with the national banking and credit markets, (iii) investing in U.S. dollar-denominated assets and instruments only, (iv) diversifying account structures so that we maintain a decentralized account portfolio with numerous stable, highly-rated and liquid financial institutions and (v) ensuring that our investment procedures maintain a defined and specific scope such that we will not invest in higher-risk investment accounts, including financial swaps or derivative and corporate equities. Accordingly, under the guidelines of the policy, we invest our excess cash exclusively in high-quality, U.S. dollar-denominated financial instruments.
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
Interest rate risk
To the extent we borrow funds under our lines of credit with Comerica, we would be subject to fluctuations in interest rates. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” As of December 31, 2011, we had no borrowings under the line of credit with Comerica.
Our future investment income may fall short of expectations due to changes in interest rates. At December 31, 2011, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned from cash, cash equivalents or investments.

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BRIDGEPOINT EDUCATION, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Bridgepoint Education, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Bridgepoint Education, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Diego, California
March 6, 2012

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

BRIDGEPOINT EDUCATION, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$133,921	$188,518
Restricted cash	25	25
Investments	153,779	90,611
Accounts receivable, net	62,156	58,415
Deferred income taxes	5,429	7,039
Prepaid expenses and other current assets	17,199	12,650
Total current assets	372,509	357,258
Property and equipment, net	89,667	66,542
Investments	119,507	20,000
Student loans receivable, net	9,255	2,743
Goodwill and intangibles, net	7,037	4,123
Deferred income taxes	11,200	15,845
Other long-term assets	4,461	4,714
Total assets	$613,636	$471,225
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,961	$5,076
Accrued liabilities	40,205	34,895
Deferred revenue and student deposits	185,446	173,576
Total current liabilities	234,612	213,547
Rent liability	16,595	10,910
Other long-term liabilities	8,781	8,527
Total liabilities	259,988	232,984
Commitments and contingencies (see Note 20)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at December 31, 2011, and December 31, 2010	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 58,981 issued and 51,731 outstanding at December 31, 2011; 55,801 issued and 52,799 outstanding at December 31, 2010	590	558
Additional paid-in capital	137,447	101,463
Retained earnings	351,177	178,413
Accumulated other comprehensive loss	(595)	—
Treasury stock, 7,250 and 3,002 shares at cost at December 31, 2011, and December 31, 2010, respectively	(134,971)	(42,193)
Total stockholders' equity	353,648	238,241
Total liabilities and stockholders' equity	$613,636	$471,225
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue	$933,349	$713,233	$454,324
Costs and expenses:
Instructional costs and services	259,138	187,399	120,089
Marketing and promotional	267,354	211,550	145,721
General and administrative	133,110	97,863	106,784
Total costs and expenses	659,602	496,812	372,594
Operating income	273,747	216,421	81,730
Other income, net	2,768	1,358	510
Income before income taxes	276,515	217,779	82,240
Income tax expense	103,751	90,199	35,135
Net income	172,764	127,580	47,105
Accretion of preferred dividends	—	—	(645)
Net income available to common stockholders	$172,764	$127,580	$46,460
Earnings per common share:
Basic	$3.30	$2.37	$0.85
Diluted	3.02	2.14	0.74
Weighted average number of common shares outstanding used in computing earnings per common share:
Basic	52,291	53,724	39,349
Diluted	57,133	59,631	45,181
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Net income	$172,764	$127,580	$47,105
Other comprehensive loss (net of tax):
Unrealized losses on investments	(595)	—	—
Comprehensive income	$172,169	$127,580	$47,105
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity
(In thousands)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Par Value						Total
Balance at December 31, 2008	19,778	$27,062	3,335	$33	$1,703	$4,373	$—	$—		$6,109
Stock-based compensation	—	—	—	—	35,943	—	—	—		35,943
Accretion of preferred dividends	—	645	—	—	—	(645)	—	—		(645)
Stockholder settlement	—	—	710	7	10,570	—	—	—		10,577
Preferred stock conversion	(19,778)	(27,707)	44,805	448	(448)	—	—	—		—
Exercise of stock options	—	—	948	10	334	—	—	—		344
Excess tax benefit of option exercises	—	—	—	—	5,454	—	—	—		5,454
Stock issued under employee stock purchase plan	—	—	42	1	615	—	—	—		616
Exercise of warrants	—	—	926	9	993	—	—	—		1,002
Stock issued in initial public offering, net of issuance costs of $8,646	—	—	3,500	35	28,069	—	—	—		28,104
Net Income	—	—	—	—	—	47,105		—		47,105
Balance at December 31, 2009	—	—	54,266	543	83,233	50,833	—	—		134,609
Stock-based compensation	—	—	—	—	7,939	—	—	—		7,939
Exercise of stock options	—	—	1,181	11	1,029	—	—	—		1,040
Excess tax benefit of option exercises	—	—	—	—	6,966	—	—	—		6,966
Stock issued under employee stock purchase plan	—	—	77	1	1,106	—	—	—		1,107
Exercise of warrants	—	—	277	3	1,190	—	—	—		1,193
Repurchase of common stock	—	—	—	—	—	—	—	(42,193)		(42,193)
Net Income	—	—	—	—	—	127,580	—	—		127,580
Balance at December 31, 2010	—	—	55,801	558	101,463	178,413	—	(42,193)		238,241
Stock-based compensation	—	—	—	—	10,595	—	—	—		10,595
Exercise of stock options	—	—	3,070	31	4,858	—	—	—		4,889
Excess tax benefit of option exercises	—	—	—	—	19,096	—	—	—		19,096
Stock issued under employee stock purchase plan	—	—	67	1	1,329	—	—	—		1,330
Exercise of warrants	—	—	43	—	106	—	—	—		106
Repurchase of common stock	—	—	—	—	—	—	—	(92,778)		(92,778)
Net income	—	—	—	—	—	172,764	—	—		172,764
Unrealized losses on investments, net of tax	—	—	—	—	—	—	(595)	—	—	(595)
Balance at December 31, 2011	—	$—	58,981	$590	$137,447	$351,177	$(595)	$(134,971)		$353,648
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$172,764	$127,580	$47,105
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	58,511	39,631	23,205
Depreciation and amortization	12,743	8,565	5,890
Amortization of premium/discount	3,969	663	(66)
Deferred income taxes	6,606	(5,366)	(12,418)
Stock-based compensation	10,595	7,939	35,943
Excess tax benefit of option exercises	(19,096)	(6,966)	(5,454)
Stockholder settlement (non-cash portion)	—	—	10,577
Loss on disposal of fixed assets	13	73	38
Changes in operating assets and liabilities:
Accounts receivable	(60,817)	(54,101)	(37,300)
Prepaid expenses and other current assets	(2,104)	(2,665)	(2,520)
Student loans receivable	(7,947)	(2,444)	(1,202)
Other long-term assets	253	(1,964)	(1,373)
Accounts payable and accrued liabilities	27,509	18,530	10,906
Deferred revenue and student deposits	11,870	51,824	54,327
Other liabilities	5,882	4,038	2,917
Uncertain tax position	57	4,612	1,152
Net cash provided by operating activities	220,808	189,949	131,727
Cash flows from investing activities
Capital expenditures	(34,492)	(26,568)	(24,249)
Purchases of investments	(337,084)	(111,690)	(44,922)
Restricted cash	—	—	641
Business acquisition	—	—	(1,500)
Capitalized curriculum development costs	(3,521)	(1,214)	—
Maturities of investments	167,049	45,000	—
Net cash used in investing activities	(208,048)	(94,472)	(70,030)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs of $8,646	—	—	28,104
Proceeds from the exercise of stock options	4,889	1,040	344
Excess tax benefit of option exercises	19,096	6,966	5,454
Proceeds from the issuance of stock under employee stock purchase plan	1,330	1,107	616
Proceeds from the exercise of warrants	106	1,193	1,002
Payments on leases payable	—	(634)	(197)
Payments on conversion of preferred stock	—	—	(27,707)
Repurchase of common stock	(92,778)	(42,193)	—
Payments of notes payable	—	—	(234)
Net cash (used in) provided by financing activities	(67,357)	(32,521)	7,382
Net (decrease) increase in cash and cash equivalents	(54,597)	62,956	69,079
Cash and cash equivalents at beginning of period	188,518	125,562	56,483
Cash and cash equivalents at end of period	$133,921	$188,518	$125,562

Supplemental disclosure of cash flow information
Cash paid for interest	$56	$57	$201
Cash paid for income taxes	$76,731	$88,883	$38,457

Supplemental disclosure of non-cash transactions:
Purchase of property and equipment through capital lease obligations	$—	$—	$381
Non-cash purchase of property and equipment	$2,489	$1,707	$749
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements

1. Nature of Business
Bridgepoint Education, Inc. (together with its subsidiaries, the "Company"), incorporated in 1999, is a provider of postsecondary education services. Its wholly-owned subsidiaries, Ashford University and the University of the Rockies, are regionally accredited academic institutions that offer associate's, bachelor's, master's and doctoral programs online, as well as at their traditional campuses located in Clinton, Iowa, and Colorado Springs, Colorado.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Bridgepoint Education, Inc. and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.
Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company invests cash in excess of current operating requirements in money market accounts, demand notes, corporate notes and bonds and certificates of deposit. The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.
Restricted Cash
The Company had $25,000 in restricted cash as of both December 31, 2011 and 2010. The amount at December 31, 2011 and 2010, related to a certificate of deposit pledged to the state of Washington for state licensure requirements.
Investments
As of December 31, 2011, the Company held short and long-term investments which consisted of demand notes, corporate notes and bonds and certificates of deposit. The Company's investments are denominated in U.S. dollars, investment grade and highly liquid. The Company considers as current assets those investments which will mature or are likely to be sold in less than one year.
The Company has classified its investments as either available-for-sale or held-to-maturity. Available-for-sale securities

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of comprehensive income and stockholders’ equity. Held-to-maturity securities are carried at amortized cost. Amortization of premiums, accretion of discounts, interest and realized gains and losses are included in other income, net.
The Company regularly monitors and evaluates the realizable value of its investments. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company would record a charge to other income, net in the consolidated statement of income.
Fair Value Measurements
The Company uses the three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either observable directly or indirectly, through market corroboration, for substantially the full term of the financial instrument; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company's Level 2 investments are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate for similar types of instruments. During the years ended December 31, 2011 and 2010, there were no transfers in or out of any fair value level of measurement.
Receivables and Allowance for Doubtful Accounts
Accounts receivable consists of student accounts receivable, which represent amounts due for tuition, technology fees and other fees from currently enrolled and former students. Students generally fund their education through grants and/or loans under various Title IV programs, tuition assistance from military and corporate employers or personal funds.
Student loans receivable consist of loans to qualified students and have a repayment period of 10 years from the date of graduation or withdrawal from the Company's institutions. The interest rate charged on student loans is a fixed rate of either 4.5% or 0.0% depending upon the repayment plan selected. If the student selects the rate of 0.0%, the student must pay $50 per month on the loan while enrolled in school and during the six month grace period (after graduation or withdrawal) before the repayment period begins. On the student loans that have below market interest rates, the Company imputes interest using the rate that would be used in a market transaction with similar terms. Interest income on student loans is recognized using the effective interest method and is recorded within other income in the consolidated statements of income. Revenue recognized related to students loans was immaterial during the years ended December 31, 2011, 2010 and 2009.
Accounts and student loans receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is estimated by management based on (i) an assessment of individual accounts and student loans receivable over a specific aging and amount (and all other balances on a pooled basis based on historical collection experience), (ii) consideration of the nature of the receivable accounts and (iii) potential changes in the economic environment. The provision for bad debts is recorded within the instructional costs and services line in the consolidated statements of income.
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
If the Company receives tenant allowances from the lessor for certain improvements made to the leased property, these allowances are capitalized as leasehold improvements and a long-term liability is established. The long-term liability is amortized on a straight-line basis over the corresponding lease term. The Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability.
Goodwill and Other Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment annually, in the fourth quarter of each fiscal year, or more frequently if events and circumstances warrant. In 2011, the Company adopted accounting guidance which simplifies how an entity tests goodwill for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
The Company's assessment of goodwill during the fourth quarter of fiscal 2011 indicated that there were no negative qualitative indicators, such as deterioration in general economic conditions or negative company financial performance, and therefore, goodwill was not impaired. There have been no impairment losses recognized by the Company for any periods presented.
To evaluate the impairment of goodwill and indefinite-lived intangible assets, these assets are allocated to the carrying value of their respective reporting unit. If negative qualitative indicators had been noted above, the Company would then need to assess the fair value of its reporting units to determine whether they were in excess of the carrying values. Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions are unpredictable and inherently uncertain, and can include such items as revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables.
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
Revenue and Deferred Revenue
The Company's revenue consists of tuition, technology fees, course digital materials and other miscellaneous fees.
Tuition revenue is deferred and recognized on a straight-line basis over the applicable period of instruction net of scholarships and expected refunds. The Company's online students generally enroll in a program that encompasses a series of five to six-week courses which are taken consecutively over the length of the program, and the Company's campus-based students enroll in a program that encompasses a series of nine-week or 16-week courses. Online students are billed on a payment period basis on the first day of class. Campus-based students are billed at the beginning of each term.
If a student's attendance in a class precedes the receipt of cash from the student's source of funding, the Company establishes an account receivable and corresponding deferred revenue in the amount of the tuition due for that payment period.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Cash received either directly from the student or from the student's source of funding reduces the balance of accounts receivable due from the student. Financial aid from sources such as the federal government's Title IV programs pertains to the online student's award year and is generally divided into two disbursement periods. As such, each disbursement period may contain funding for up to four courses. Financial aid disbursements are typically received during the online student's attendance in the first or second course. Since the majority of disbursements cover more courses than for which a student is currently enrolled, the amount received in excess effectively represents a prepayment from the online student for up to four courses. At the end of each accounting period, the deferred revenue and student deposits and related account receivable balances are reduced to present amounts attributable to the current term.
The Company records a provision for expected refunds and reduces revenue for the amount that is expected to be subsequently refunded. Provisions for expected refunds have not been material to any period presented. If a student withdraws from a program prior to a specified date, a portion of such student's tuition is refunded.
Technology fees are one-time start up fees charged to each new online student, other than military, scholarship students and students affiliated with certain corporate reimbursement programs. Technology fee revenue is recognized ratably over the average expected enrollment of a student. Other miscellaneous fees include fees for course content and textbooks and other services, such as commencements, and are recognized upon delivery of the goods or when the related service is performed.
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
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the vesting period. The Company estimates the fair value of stock options on the grant date using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. The fair value of the Company's restricted stock units is based on the market price of its common stock on the date of grant.
The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates award forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company's equity plans require that option awards have an exercise price that equals or exceeds the closing price of the Company's common stock, as reported by the NYSE, on the date of grant.
Stock-based compensation expense for stock awards is recorded in the consolidated statement of income, net of estimated forfeitures, using the graded vesting method over the requisite service periods of the respective stock awards.
Instructional Costs and Services
Instructional costs and services consist primarily of costs related to the administration and delivery of the Company's

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
Marketing and Promotional Costs
Marketing and promotional costs include compensation of personnel engaged in marketing and recruitment, as well as costs associated with purchasing leads and producing marketing materials. Such costs are generally affected by the cost of advertising media and leads, the efficiency of the Company's marketing and recruiting efforts, compensation for the Company's enrollment personnel and expenditures on advertising initiatives for new and existing academic programs. Marketing and promotional costs also include an allocation of facility and depreciation costs.
Advertising costs, a subset of marketing and promotional costs, consists primarily of marketing leads and other branding and promotional activities. These advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. Advertising costs were $84.0 million, $63.0 million and $40.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.
General and Administrative
General and administrative expenses include compensation of employees engaged in corporate management, finance, human resources, information technology, compliance and other corporate functions. General and administrative expenses also include professional services fees, travel and entertainment expenses and an allocation of facility and depreciation costs.
Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income available to common stockholders by the sum of (i) the weighted average number of common shares outstanding during the period and (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive. The numerator of diluted earnings per share is calculated by starting with income allocated to common shares and adding back income attributable to shares of redeemable convertible preferred stock, if applicable, to the extent such shares are dilutive. Potential common shares consist of incremental shares of common stock issuable upon the exercise of the stock options and warrants, upon conversion of preferred stock and upon the settlement of restricted stock units.
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
Comprehensive Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. For the year ended December 31, 2011, such items consisted of unrealized gains and losses on investments.
The following table summarizes the components of other comprehensive loss and the related tax effects for the year ended December 31, 2011. There were no items of comprehensive income for the years ended December 31, 2010 or 2009.

	December 31, 2011
(in thousands)	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Unrealized losses on investments	$(946)	$351	$(595)

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Recently Adopted Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2009-13, which amends Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. This update changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 effective January 1, 2011, and such adoption did not have a material effect on the Company's financial statements.
In October 2009, the FASB issued ASU 2009-14, which amends ASC Topic 985, Software-Certain Revenue Arrangements That Include Software Elements. This update changes the accounting model for revenue arrangements that include both tangible products and software elements. ASU 2009-14 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-14 effective January 1, 2011, and such adoption did not have a material effect on the Company's financial statements.
In December 2010, the FASB issued ASU 2010-28, which amends ASC Topic 350, Intangibles-Goodwill and Other. This update amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The amendments in the update are effective for fiscal years beginning on or after December 15, 2010. The Company adopted ASU 2010-28 effective January 1, 2011, and such adoption did not have a material effect on the Company's financial statements.
In December 2010, the FASB issued ASU 2010-29, which amends ASC Topic 805, Business Combinations, which clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though any current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010, with early adoption permitted. The Company adopted ASU 2010-29 effective January 1, 2011, and such adoption did not have a material effect on the Company's financial statements.
In June 2011, the FASB, issued ASU 2011-05, which amends ASC Topic 220, Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The ASU does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-05 effective December 31, 2011, and such adoption did not have a material effect on the Company's financial statements.
In September 2011, the FASB issued ASU 2011-08, which amends ASC Topic 350, Intangibles-Goodwill and Other, to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company adopted ASU 2011-08 effective September 30, 2011, and such adoption did not have a material effect on the Company’s financial statements.
In December 2011, the FASB issued ASU 2011-12, which amends ASC Topic 220, Comprehensive Income, to defer

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance, along with ASU 2011-05, on December 31, 2011, and such adoption did not have a material impact on the Company’s financial statements.
3. Investments
The following table summarizes the fair value information of short and long-term investments as of December 31, 2011 and 2010, respectively (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$28,700	$—	$28,700
Corporate notes and bonds	—	165,097	—	165,097
Total	$—	$193,797	$—	$193,797

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$5,028	$—	$5,028
Corporate notes and bonds	—	35,352	—	35,352
Bond fund	10,000	—	—	10,000
Municipal bonds	—	40,231	—	40,231
Total	$10,000	$80,611	$—	$90,611
The above tables do not include those amounts related to investments classified as held-to-maturity, as such investments are carried at amortized cost. The balances of these investments were $79.5 million and $20.0 million as of December 31, 2011 and 2010, respectively.
The following table summarizes the differences between amortized cost and fair value of short and long-term investments as of December 31, 2011 and 2010, respectively (in thousands):

	December 31, 2011
			Gross unrealized
	Maturities in Years	Amortized Cost	Gain	Loss	Fair Value
Short-term
Demand notes	1 year or less	$28,700	$—	$—	$28,700
Corporate notes and bonds	1 year or less	125,868	12	(801)	125,079
Long-term
Corporate notes and bonds	3 years or less	40,174	38	(194)	40,018
Total		$194,742	$50	$(995)	$193,797

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	December 31, 2010
			Gross unrealized
	Maturities in Years	Amortized Cost	Gain	Loss	Fair Value
Short-term
Demand notes	1 year or less	$5,028	$—	$—	$5,028
Corporate notes and bonds	1 year or less	35,352	—	—	35,352
Municipal bonds	1 year or less	40,231	—	—	40,231
Bond fund	1 year or less	10,000	—	—	10,000
Total		$90,611	$—	$—	$90,611
As of December 31, 2011, 24 of the Company's investments have been in an unrealized loss position for less than 12 months. There are no investments that were in an unrealized loss position for greater than 12 months. There was no impairment considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis. The Company accumulates unrealized gains and losses on the available-for-sale debt securities, net of tax, in accumulated other comprehensive loss in the stockholders’ equity section of the Company's balance sheets. As of December 31, 2010, the amortized cost of the Company's investments approximated the fair value.
4. Receivables
Accounts receivable, net, consist of the following (in thousands):

	As of December 31,
	2011	2010
Accounts receivable	$97,783	$86,505
Less allowance for doubtful accounts	(35,627)	(28,090)
Accounts receivable, net	$62,156	$58,415
Student loans receivable, net, consist of the following (in thousands):

	As of December 31,
	2011	2010
Student loans receivable	$11,593	$3,647
Less allowance for doubtful accounts	(2,338)	(904)
Student loans receivable, net	$9,255	$2,743
As of December 31, 2011 and 2010, there was an immaterial amount of current student loans receivable included within accounts receivable.
The following table presents the changes in the allowance for doubtful accounts for both accounts receivable and student loans receivable for the periods indicated (in thousands):

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the year ended December 31, 2011	$28,090	$57,077	$(49,540)	$35,627
For the year ended December 31, 2010	16,171	38,918	(26,999)	28,090
For the year ended December 31, 2009	18,246	23,014	(25,089)	16,171

Allowance for doubtful student loans receivable:
For the year ended December 31, 2011	$904	$1,434	$—	$2,338
For the year ended December 31, 2010	191	713	—	904
For the year ended December 31, 2009	—	191	—	191

(1)	Deductions represent accounts written off, net of recoveries.
The Company monitors the credit quality of its student loans receivable using credit scores, aging history and delinquency trending. The loan reserve methodology is reviewed on a quarterly basis. Delinquency is the main factor of determining if a loan is impaired. If a loan were determined to be impaired, interest would no longer accrue. As of as December 31, 2011, no loans have been impaired or placed on non-accrual status.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2011	2010
Prepaid expenses	$5,588	$4,730
Prepaid licenses	4,583	1,080
Prepaid income taxes	2,874	3,526
Prepaid insurance	1,206	999
Other current assets	2,948	2,315
Total prepaid expenses and other current assets	$17,199	$12,650
6. Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	As of December 31,
	2011	2010
Land	$7,091	$7,091
Buildings	18,947	13,886
Furniture, office equipment and software	74,793	47,600
Leasehold improvements	19,051	16,094
Vehicles	92	53
Total property and equipment	119,974	84,724
Less accumulated depreciation and amortization	(30,307)	(18,182)
Total property and equipment, net	$89,667	$66,542

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Depreciation and amortization expense associated with property and equipment, including assets under capital lease, totaled $12.1 million, $8.3 million and $5.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.
7. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2011	2010
Accrued salaries and wages	$13,107	$10,457
Accrued bonus	3,067	5,069
Accrued vacation	7,492	4,962
Accrued expenses	16,539	14,407
Total accrued liabilities	$40,205	$34,895
8. Deferred Revenue and Student Deposits
Deferred revenue and student deposits consist of the following (in thousands):

	As of December 31,
	2011	2010
Deferred revenue	$48,831	$41,681
Student deposits	136,615	131,895
Total deferred revenue and student deposits	$185,446	$173,576
9. Notes Payable and Long-Term Debt
In January 2010, the Company entered into a $50 million revolving line of credit with Comerica Bank ("Comerica") pursuant to a Credit Agreement, Revolving Credit Note and Security Agreement (collectively, the "Loan Documents"). Under the Loan Documents, Comerica has agreed to make loans to the Company and issue letters of credit on the Company's behalf, subject to the terms and conditions of the Loan Documents. Amounts subject to letters of credit issued under the Loan Documents are treated as limitations on available borrowings under the line of credit. Interest is paid monthly under the line of credit, and principal is paid on the maturity date of the line of credit. The line of credit initially had a two-year term and matures on January 29, 2012. Interest accrues on amounts outstanding under the line of credit, at the Company's option, at either (1) Comerica's prime reference rate + 0.00% or (2) one month, two month or three month LIBOR + 2.25%. As security for the performance of the Company's obligations under the Loan Documents, the Company granted Comerica a first priority security interest in substantially all of the Company's assets, including its real property. On January 25, 2012, the Company entered into a Fifth Amendment to the Loan Documents with Comerica Bank pursuant to which the maturity date of the line of credit was extended to March 31, 2012.
The Loan Documents contain financial covenants requiring the Company's educational institutions to maintain Title IV eligibility (see Note 17, "Regulatory") as well as the Company's maintenance of specified adjusted quick ratios, minimum profitability, minimum cash balances and U.S. Department of Education ("Department") financial responsibility composite scores. The Loan Documents contain other customary affirmative and negative covenants (including cash controls, financial reporting covenants and prohibitions on acquisitions, dividends, stock redemptions and other cash expenditures over a specified amount without Comerica's reasonable consent), representations and warranties and events of default (including the occurrence of a "material adverse effect," as defined in the Loan Documents). The Company was in compliance with all financial covenants in the Loan Documents as of December 31, 2011 and 2010.
As of December 31, 2011, the Company used the availability under the line of credit to issue letters of credit aggregating $5.1 million. The Company had no borrowings outstanding under the line of credit as of December 31, 2011.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. As of December 31, 2011, the Company's total available surety bond facility was $12.0 million and the surety had issued bonds under the facility totaling $9.7 million on the Company's behalf.
10. Lease Obligations
Operating leases
The Company leases certain office facilities and office equipment under non-cancelable lease arrangements that expire at various dates through 2023. The office leases contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $31.7 million, $27.2 million and $20.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.
The following table summarizes the future minimum rental payments under non-cancelable operating lease arrangements in effect at December 31, 2011 (in thousands):

Year Ending December 31,
2012	$29,186
2013	35,444
2014	36,911
2015	37,256
2016	38,235
Thereafter	117,885
Total minimum payments	$294,917
11. Earnings Per Share
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
Diluted earnings per common share is calculated by dividing net income available to common stockholders by the sum of (i) the weighted average number of common shares outstanding for the period and (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive. Potentially dilutive securities may include options, restricted stock units, warrants and shares of redeemable convertible preferred stock. The numerator of diluted earnings per common share is calculated by starting with income allocated to common shares and adding back income attributable to shares of redeemable convertible preferred stock, if applicable, to the extent such an adjustment would be dilutive.
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income	$172,764	$127,580	$47,105
Effect of accretion of preferred dividends	—	—	(645)
Net income available to common stockholders	$172,764	$127,580	$46,460
Denominator:
Weighted average number of common shares outstanding	52,291	53,724	39,349
Effect of dilutive options and restricted stock units	4,572	5,581	5,119
Effect of dilutive warrants	270	326	713
Diluted weighted average number of common shares outstanding	57,133	59,631	45,181
Earnings per common share:
Basic earnings per common share	$3.30	$2.37	$0.85
Diluted earnings per common share	3.02	2.14	0.74
The computation of dilutive common shares outstanding excludes the following securities:

(a)	Redeemable convertible preferred stock:
For 2009, the computation of dilutive common shares outstanding excludes 15.4 million common shares that were issuable upon the optional conversion of the redeemable convertible preferred stock (including any common shares that were issuable, at the election of the holder, in payment of the accreted value of the redeemable convertible preferred stock) because the effect of applying the if-converted method would be anti-dilutive.

(b)	Options:
For the periods indicated, the computation of dilutive common shares outstanding excludes certain stock options to purchase shares of common stock for the periods indicated because their effect was anti-dilutive.

	Year Ended December 31,
(in thousands)	2011	2010	2009
Options	1,332	548	11
In 2009, the Company calculated basic earnings per common share using the two-class method to reflect the participation rights of each class and series of stock. Basic net income is computed for common stock outstanding during the period by dividing net income allocated to the participation rights of each class by the weighted average number of common shares outstanding during the period. After 2009, due to the conversion of preferred stock, the Company did not use the two-class method as there were no other participation rights outstanding other than common stock.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The following presents the net income allocated to each class of capital stock in the calculation of basic earnings per common share for the year ended December 31, 2009 (in thousands):

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
For the applicable periods presented, the numerator for diluted earnings per share was not adjusted from the basic earnings per share calculation for the impact of redeemable convertible preferred stock because all potential common shares of redeemable convertible preferred stock were anti-dilutive.
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

12. Redeemable Convertible Preferred Stock
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
The redeemable convertible preferred stock ranked senior to all common stock. The holders of redeemable convertible preferred stock were not entitled to any dividends except if the Company declared, set aside or paid any dividend on the common stock (other than dividends payable solely in additional shares of common stock), in which case holders of the redeemable convertible preferred stock could participate in any such dividends on a per share as-converted basis. Such dividends were payable when and as declared by the Company's board of directors. No preferred stock dividends were declared during the years ended December 31, 2011, 2010 and 2009. See “Preferred Dividends” below for payments upon liquidation, dissolution or winding up of the Company and payments upon optional conversion.
Optional Conversion Feature
Each issued and outstanding share of redeemable convertible preferred stock was entitled to a number of votes equal to the number of shares of common stock into which it convertible with respect to matters presented to the stockholders of the Company for their action or consideration.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Each share of redeemable convertible preferred stock was convertible, at the option of the holder, at any time, into 2.265380093 shares of common stock. As of December 31, 2011 and 2010, there were no outstanding shares of redeemable convertible preferred stock.
Upon an optional conversion, the holder was entitled to receive shares of common stock as discussed above and also the payments discussed below under “Preferred Dividends-Payments upon optional conversion.” The right of the holders of redeemable convertible preferred stock to elect to receive both shares of common stock and the accreted value under the optional conversion feature resulted in fair value in excess of the invested amount, which resulted in a beneficial conversion feature to such holders. This beneficial conversion feature was recorded as a 'deemed dividend' on the date of the issuance of the redeemable convertible preferred stock because there was no stated redemption date (maturity date) and the optional conversion feature was immediately exercisable. This beneficial conversion feature was measured as the excess of the fair value of the common shares into which the shares of redeemable convertible preferred stock were convertible over the accounting conversion price. The Company has not issued any new shares of redeemable convertible preferred stock since 2005. Prior to 2006, the Company recorded $14.1 million of deemed dividends related to the beneficial conversion feature associated with redeemable convertible preferred stock.
Preferred Dividends

(a)	Payments upon liquidation, dissolution or winding up of the Company:
Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of redeemable convertible preferred stock were entitled to receive an amount equal to the sum of (i) the “accreted value” of the shares of redeemable convertible preferred stock plus (ii) any dividends declared but unpaid on the shares of redeemable convertible preferred stock. The term “accreted value” was defined as an amount equal to the sum of (i) the “stated value” for a share of redeemable convertible preferred stock plus (ii) 8% per year of the stated value, compounding annually and commencing on the date of issuance of such share. The term “stated value” was defined as $1.00 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, stock distribution or combination with respect to the redeemable convertible preferred stock. The amount by which the accreted value exceeded the stated value for any share of redeemable convertible preferred stock was referred to as the “accreted dividend” for such share. At the option of the holder, the accreted value could have been paid in cash or shares of common stock valued at current fair market value.
With respect to the payment of amounts described in the preceding paragraph, each of the following events was deemed to be a “liquidation, dissolution or winding up” of the Company: (i) the consolidation with or into another corporation in which the stockholders of record of the Company owned less than 50% of the voting securities of the surviving corporation; (ii) the sale of substantially all the assets of the Company; (iii) the sale of securities of the Company representing more than 50% of the voting securities (other than a qualified public offering); and (iv) a sale to Warburg Pincus or their successors or assigns.

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
13. Stock-Based Compensation
Stock Options
The Company grants stock options from its 2009 Stock Incentive Plan (“2009 Plan”). The compensation committee of the Company's board of directors (or the full board of directors) determines eligibility, vesting schedules and exercise prices for

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

awards granted under the 2009 Plan. Options granted under the 2009 Plan typically have a maximum contractual term of 10 years, subject to continuing service to the Company. Options are generally granted with a four-year vesting requirement, under which the option holder must continue providing service to the Company at each vesting period. All options granted in 2011, 2010 and 2009, were awarded pursuant to the 2009 Plan. Under the 2009 Plan, the number of authorized shares is subject to automatic increase, without the need for further approval by the Company's board of directors and stockholders each January 1, through and including January 1, 2019, pursuant to a formula contained in the plan.
Before the adoption of the 2009 Plan, the Company awarded options pursuant to the Company's Amended and Restated 2005 Stock Incentive Plan (“2005 Plan”). Effective upon the closing of the Company's initial public offering, the 2005 Plan was terminated and no further options may be issued under that plan, provided that all options then outstanding under the 2005 Plan will continue to remain outstanding pursuant to the terms of the 2005 Plan and applicable award agreements.
The following table presents a summary of the stock option activity in 2011, 2010 and 2009 (in thousands, except for exercise prices and contractual terms):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2008	8,828	$0.37	6.33	$122,220
Granted	2,814	10.64
Exercised	(948)	0.36
Forfeitures	(121)	4.35
Balance at December 31, 2009	10,573	3.06	6.84	126,590
Granted	1,051	19.25
Exercised	(1,181)	0.88
Forfeitures	(248)	12.20
Balance at December 31, 2010	10,195	4.76	5.47	147,545
Granted	1,294	17.41
Exercised	(3,070)	1.59
Forfeitures	(139)	17.65
Balance at December 31, 2011	8,280	$7.70	5.90	$127,308
Vested and expected to vest at December 31, 2011	8,155	$7.56	5.89	$126,483
Exercisable at December 31, 2011	5,649	$3.98	4.69	$107,686
The Company has reserved 11.8 million shares of common stock for issuance upon the exercise of stock options and settlement of restricted stock units ("RSUs") (including outstanding stock awards) under the Company's equity incentive plans as of December 31, 2011. Shares issued from option exercises and settlements of RSUs are drawn from the authorized but unissued shares of common stock. During the year ended December 31, 2011, there were 3.1 million stock options exercised with an intrinsic value of $58.4 million. The actual tax benefit realized from these exercises was $19.1 million. During the year ended December 31, 2010, there were 1.2 million stock options exercised, with an intrinsic value of $18.2 million. The actual tax benefit realized from these exercises was $7.1 million. During the year ended December 31, 2009, there were 0.9 million stock options exercised, with an intrinsic value of $14.7 million. The actual tax benefit realized from these exercises was $5.8 million.
During the year ended December 31, 2011 and 2010, approximately 6,000 and 4,000 stock options expired.
The fair value of each option award granted during the years ended December 31, 2011, 2010 and 2009, was estimated on

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

the date of grant using the Black-Scholes option pricing model. The Company's determination of the fair value of share-based awards is affected by the Company's common stock price as well as assumptions regarding a number of complex and subjective variables. Below is a summary of the assumptions used for the options granted in the years indicated:

	2011	2010	2009
Weighted average exercise price per share	$17.41	$19.25	$10.64
Risk-free interest rate	2.5%	2.3%	1.9%
Expected dividend yield	—	—	—
Expected volatility	52.7%	45.7%	48.0%
Expected life (in years)	6.12	6.16	6.25
Forfeiture rate	4.0%	3.0%	3.0%
Weighted average grant date fair value per share	$9.07	$8.84	$5.14
The risk-free interest rate is based on the currently available rate on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option converted into a continuously compounded rate. Based on the limited historical data regarding the volatility of the Company's common stock, expected volatility is based upon a blended rate of the Company's historical volatility and that of publicly-traded securities of a peer group of comparable companies in the Company's industry. The peer group volatility supplements the Company's historical volatility in order to calculate a volatility that approximates the expected term used in the Black-Scholes option pricing model. In evaluating comparability, the Company considered factors such as industry, stage of life cycle and size. Based on the lack of historical data, the expected life of the Company's options is calculated using the simplified method, which is the mid-point between the vesting term of the options and the contractual term. The dividend yield reflects the fact that the Company has never declared or paid any cash dividends on its common stock and does not currently anticipate paying cash dividends in the future.
The Company recorded $10.6 million, $7.9 million and $35.9 million of compensation expense related to equity awards and any modifications thereof for the years ended December 31, 2011, 2010 and 2009, respectively. The related income tax benefit was $3.9 million, $3.1 million and $14.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.
As of December 31, 2011, 2010 and 2009, there was $10.6 million, $9.6 million and $8.8 million, respectively, of unrecognized compensation costs related to unvested options.
The Company records stock-based compensation expense over the vesting term using the graded-vesting method. At December 31, 2011, the unrecognized compensation costs of stock options are expected to be recognized over a weighted average period of 1.2 years.
Restricted Stock Units
In 2011, the Company began granting RSUs under the 2009 Plan. Each RSU represents a future issuance of one share of common stock contingent upon the recipient's continued service to the Company through the vesting date. Upon the vesting date, RSUs are automatically settled for shares of the Company's common stock unless the applicable award agreement provides for delayed settlement. If, prior to the vesting date, the employee's status as a full-time employee is terminated, then the RSU is automatically cancelled on the employment termination date. The fair value of an RSU is calculated based on the market value of the common stock on the grant date and is amortized over the applicable vesting period.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

A summary of the Company’s RSU activity and related information is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2010	—	$—
Awarded	56,855	23.97
Vested and released	—	—
Canceled	—	—
Balance at December 31, 2011	56,855	$23.97
As of December 31, 2011, there was $0.7 million of unrecognized compensation cost related to unvested RSUs. The unrecognized compensation costs of RSUs are expected to be recognized over a weighted average period of 0.5 years.
No RSUs vested during the year ended December 31, 2011. No RSUs were granted prior to 2011.
Acceleration of Exit Options
In March 2009, the Company's board of directors amended the exit vested options (“exit options”) for certain members of the Company's management team (10 individuals) to add an additional vesting condition so that the number of shares underlying the options that would not have vested upon the closing of the Company's initial public offering, under the original terms of the options, would vest in full upon the closing of such offering. This additional vesting condition constituted a modification. Accordingly, to the extent the exit option vested under the original vesting conditions, the original grant date fair value was recorded on the vesting date; and to the extent each exit option vested under the additional vesting condition, the modification date fair value was recorded on the vesting date.
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
14. Warrants
The Company has previously issued warrants to purchase common stock to various employees, consultants, licensors and lenders. Each warrant represents the right to purchase one share of common stock. No warrants were issued during the years ended December 31, 2011, 2010 and 2009. During the years ended December 31, 2011, 2010 and 2009, approximately 43,000, 0.3 million and 1.0 million warrants to purchase shares of common stock were exercised, respectively. As of December 31, 2011 and 2010, all outstanding warrants were exercisable. The following table summarizes information with respect to all warrants outstanding as of December 31, 2011 and 2010 (in thousands, except exercise prices):

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Exercise Price	December 31, 2011	December 31, 2010	Expiration Date
$1.125	43	51	2013
$2.250	55	87	2013
$2.835	172	172	2013
$2.925	19	19	2013
$9.000	3	6	2013
Total	292	335
15. Stock Repurchase Programs
On July 30, 2010, the Company's board of directors authorized the repurchase of up to $60.0 million of the Company's outstanding shares of common stock over the following 12 months (the "2010 Repurchase Program"). On May 2, 2011, the Company's board of directors authorized the repurchase of up to an additional $75.0 million of the Company's outstanding shares of common stock over the following 12 months (the "2011 Repurchase Program"). The repurchase programs were authorized by the Company's board of directors with the intention of creating additional value for stockholders. Under the repurchase programs, the Company was authorized to purchase shares from time to time in the open market, through block trades or otherwise. The 2011 Repurchase Program was in addition to, and not in replacement of, the $60.0 million authorized under the 2010 Repurchase Program.
During the year ended December 31, 2011, the Company repurchased 4.2 million shares of common stock at a weighted average purchase price of $21.84 per share, for a total cost of $92.8 million. As of December 31, 2011, the Company repurchased a total of 7.3 million shares at a weighted average cost of $18.62, for a total cost of $135.0 million. As of December 31, 2011, the Company substantially completed both authorized repurchase programs.
16. Income Taxes
The Company uses the asset and liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in tax and deductions in future years.
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$88,513	$76,649	$38,771
State	8,632	18,916	8,782
	97,145	95,565	47,553
Deferred:
Federal	6,997	(5,485)	(9,532)
State	(391)	119	(2,886)
	6,606	(5,366)	(12,418)
Total	$103,751	$90,199	$35,135

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Deferred tax assets and liabilities are comprised of the following (in thousands):

	As of December 31,
	2011	2010
Deferred tax assets:
Net operating loss	$694	$788
Fixed assets	221	139
Bad debt	1,853	889
Vacation accrual	2,057	1,364
Stock-based compensation	17,175	15,859
Deferred rent	6,151	4,033
State tax	2,678	5,671
Unrealized loss on investments	351	—
Other	726	964
Total deferred tax assets	31,906	29,707
Valuation allowance	—	—
Net deferred tax assets	31,906	29,707
Deferred tax liabilities:
Fixed assets and intangibles	(15,277)	(6,823)
Total net deferred tax assets	$16,629	$22,884
Deferred taxes are reflected in the balance sheet as follows (in thousands):

	As of December 31,
	2011	2010
Current deferred tax assets	$5,429	$7,039
Current deferred tax liabilities	—	—
Noncurrent deferred tax assets	11,200	15,845
Noncurrent deferred tax liabilities	—	—
Total	$16,629	$22,884
The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. Based on the Company's history of earnings, the Company concluded that it is more likely than not that the Company will fully utilize the deferred tax assets. Accordingly, the Company has not provided any valuation allowance against the deferred tax assets.
At December 31, 2011, the Company had federal net operating loss carry forwards of $0.8 million and state net operating loss carry forwards of $7.2 million, which are available to offset future taxable income. The federal net operating loss carry forwards will begin to expire in 2022. The state net operating loss carry forwards will begin to expire in 2019. Pursuant to Internal Code Section 382, use of the net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has performed a Section 382 analysis and has determined that there is no material effect on the net operating loss carryforwards.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

A reconciliation of the income tax expense computed using the U.S. federal statutory tax rate of 35% and the Company's provision for income taxes follows (in thousands):

	Year Ended December 31,
	2011		2010		2009
Computed expected federal tax expense	$96,780	35.0%	$76,223	35.0%	$28,784	35.0%
State taxes, net of federal benefit	5,434	2.0	10,238	4.7	3,117	3.8
Permanent differences	1,601	0.6	335	0.1	439	0.5
Uncertain tax positions	(192)	(0.1)	3,401	1.6	2,660	3.2
Other	128	—	2	—	135	0.2
Income tax expense	$103,751	37.5%	$90,199	41.4%	$35,135	42.7%
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
The accrual for uncertain tax positions can result in a difference between the estimated benefit recorded in the Company's financial statements and the benefit taken or expected to be taken in the Company's income tax returns. This difference is generally referred to as an “unrecognized tax benefit.”
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at December 31, 2009	$3,773
Gross increases-tax positions in prior period	109
Gross decreases-tax positions in prior period	—
Gross increases-current period tax positions	4,175
Settlements	—
Lapse of statute of limitations	—
Unrecognized tax benefits at December 31, 2010	8,057
Gross increases-tax positions in prior period	—
Gross decreases-tax positions in prior period	82
Gross increases-current period tax positions	95
Settlements	—
Lapse of statute of limitations	—
Unrecognized tax benefits at December 31, 2011	$8,070
Included in the amount of unrecognized tax benefits at both December 31, 2011 and 2010 is $5.8 million of tax benefits that, if recognized, would affect the Company's effective tax rate. Also included in the balance of unrecognized tax benefits at both December 31, 2011 and 2010 is $2.3 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011 and 2010, the Company had approximately $1.4 million and $1.5 million, respectively, of accrued interest,

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

before any tax benefit, related to uncertain tax positions.
The tax years 2002-2011 are open to examination by major taxing jurisdictions to which the Company is subject. The Internal Revenue Service audit of the Company's 2008 income tax return closed in March 2011 with no significant adjustments. The California Franchise Tax Board commenced an audit of the Company's 2008 and 2009 California income tax returns in October 2011. The Company does not expect any significant adjustments resulting from this audit, nor does the Company expect any significant increases or decreases in unrecognized tax benefits for uncertain tax positions taken in previous years within the next twelve months.
The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.
17. Regulatory
The Company and its institutions are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (“Higher Education Act”) and the regulations promulgated thereunder by the Department subject the Company and its institutions to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the Higher Education Act.
To participate in Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is physically located, accredited by an accrediting agency recognized by the Department and certified as eligible by the Department. The Department will certify an institution to participate in Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department on an ongoing basis. As of December 31, 2011, management believes the Company's institutions are in compliance with applicable Department regulations in all material respects.
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
The “90/10” Rule
Pursuant to a provision of the Higher Education Act, as reauthorized in August 2008, a for-profit institution loses its eligibility to participate in Title IV programs if the institution derives more than 90% of its revenue (calculated in accordance with applicable statutory provisions and Department regulations) from Title IV funds for two consecutive fiscal years, commencing with the institution's first fiscal year that ends after the new law's effective date of August 14, 2008. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single year will be placed on provisional certification and may be subject to other enforcement measures.
In May 2008, the Ensuring Continued Access to Student Loans Act (“ECASLA”) increased the annual loan limits on federal unsubsidized student loans by $2,000 for the majority of the Company's students enrolled in associates and bachelors degree programs, and also increased the aggregate loan limits (over the course of a student's education) on total federal student loans for certain students. This increase in student loan limits, together with increases in Pell grants, has increased the amount of Title IV program funds used by students to satisfy tuition, fees and other costs, which has increased the proportion of the Company's institutions revenue deemed to be from Title IV programs. The Higher Education Opportunity Act provides temporary relief from the impact of these loan limit increases by allowing any amounts received between July 1, 2008 and

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

July 1, 2011 that are attributable to the increased annual loan limits to be excluded from the 90/10 rule calculation. The implementing regulations for this temporary relief and other aspects of the 90/10 rule were published in final form on October 29, 2009. The effective date of the new regulations was July 1, 2010. Ashford University has not elected to exclude amounts attributable to the increased annual loan limits from its 90/10 calculation.
For the years ended December 31, 2011, 2010 and 2009, Ashford University derived 86.8%, 85.0% and 85.5%, respectively, and the University of the Rockies derived 85.0%, 85.9% and 84.6%, respectively, of their respective revenue (calculated in accordance with applicable statutory provisions and Department regulations) from Title IV funds.
Cohort Default Rate
For each federal fiscal year, the Department calculates a rate of student defaults for each educational institution which is known as a “cohort default rate.” An institution may lose its eligibility to participate in the Direct Loan, FFEL and Pell programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in the Direct Loan and FFEL programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department. Ashford University's cohort default rates for the 2009, 2008 and 2007 federal fiscal years, were 15.3%, 13.3% and 13.3%, respectively. The cohort default rates for the University of the Rockies for the 2009, 2008 and 2007 federal fiscal years, were 3.3%, 2.5% and 0%, respectively.
Return of Title IV Funds
An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under Department regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled on the institution's annual compliance audit in either of its two most recently completed fiscal years can result in the institution having to post a letter of credit in an amount equal to 25% of its required Title IV returns during its most recently completed fiscal year. If unearned funds are not properly calculated and returned in a timely manner, an institution is also subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV programs. For the years ended December 31, 2011 and 2010, the Company's institutions did not exceed the 5% threshold for late refunds sampled.
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
For the fiscal year ended December 31, 2010, both Ashford University and University of the Rockies calculated a composite score of 3.0, in each case satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs.
18. Related Party Transactions
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

secured by 75,000 shares of Series A Convertible Preferred Stock held by Mr. Clark. Mr. Clark repaid the loan in full on March 10, 2009, at which time the amount due under the note was $146,740 (including accrued interest of $71,740).
19. Retirement Plans
The Company maintains an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the savings plan, participating employees may contribute a portion of their pre-tax earnings up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the savings plan in its sole discretion. The Company's total expense related to the 401(k) plan was $2.2 million, $1.2 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.
20. Commitments and Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. As of December 31, 2011, the Company was not a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. Below is a list of material legal proceedings to which the Company or its subsidiaries is a party.
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
The final audit report contained audit findings, in each case for the period July 1, 2006 through June 30, 2007, which are applicable to award year 2006-2007. Each finding was accompanied by one or more recommendations to the Department's Office of Federal Student Aid ("FSA"). The findings and recommendations of the final audit report represent the opinions of the OIG, and the issuance of final audit determinations and corrective action to be taken, if any, will be made by the FSA.
Ashford University expects that the FSA will consider the findings and recommendations in the final audit report and engage in a dialog with the university prior to determining what if any action to take and issuing a Final Audit Determination Letter concluding the audit. The OIG has requested that Ashford University provide a response to the FSA regarding the final audit report, if any, within 30 days of the final audit report's issuance, to which the Company has responded in a timely manner. If the FSA were to determine to assess a monetary liability or commence an action under Subpart G, Ashford University would have an opportunity to contest the assessment or proposed action through administrative proceedings, with the right to seek review of any final administrative action in the federal courts. Although the Company believes Ashford University operates in substantial compliance with Department regulations that are applicable to the areas under review, the Company cannot predict the ultimate findings, potential liabilities or remedial actions, if any, that the FSA may include in the Final Audit Determination Letter, or the result of any administrative proceedings, including Subpart G proceedings, that may arise out of the Final Audit Determination Letter.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
Stevens v. Bridgepoint Education, Inc.
In February 2011, the Company received a copy of a complaint filed as a class action lawsuit naming the Company, Ashford University, LLC, and certain employees as defendants. The complaint was filed in the Superior Court of the State of California in San Diego on February 17, 2011, and is captioned Stevens v. Bridgepoint Education, Inc. The complaint generally alleges that the plaintiffs and similarly situated employees were improperly denied certain wage and hour protections under California law. The Company believes the lawsuit is without merit and is vigorously defending against it.
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
21. Stockholder Dispute
In February 2009, certain holders of common stock and warrants to purchase common stock asserted various claims against the Company, its directors and officers and Warburg Pincus regarding amendments to the Company's certificate of

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
22. Concentration of Risk
Concentration of Revenue
In 2011, Ashford University derived 86.8% and the University of the Rockies derived 85.0% of their respective revenues (in each case calculated on a cash basis in accordance with applicable Department regulations) from Title IV programs. See Note 17, “Regulatory-The “90/10” Rule.” Title IV programs are subject to political and budgetary considerations and are subject to extensive and complex regulations. The Company's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potentially adverse actions including a suspension, limitation, or termination proceeding, which could have a material adverse effect on the Company's enrollments, revenues and results of operations.
Students obtain access to federal student financial aid through a Department prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their expected length of study. Students typically apply the funds received from the federal financial aid programs first to pay their tuition and fees. Any remaining funds are distributed directly to the student.
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
23. Quarterly Results of Operations (Unaudited)
The following tables set forth unaudited results of operations and certain operating data for each quarter during 2011 and 2010. The Company believes that the information reflects all adjustments, which include only normal and recurring adjustments, necessary to present fairly the information below. Basic and diluted earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per common share information may not equal annual basic and diluted earnings per common share.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except enrollment and per share data)
2011
Revenue	$229,432	$239,880	$242,771	$221,266
Operating income	86,112	82,549	69,773	35,313
Net income	53,919	52,149	43,811	22,885
Earnings per common share:
Basic	$1.02	$0.99	$0.85	$0.44
Diluted	0.92	0.90	0.78	0.41

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except enrollment and per share data)
2010
Revenue	$156,067	$173,840	$190,911	$192,415
Operating income	50,088	59,230	62,426	44,677
Net income	29,823	35,270	36,138	26,349
Earnings per common share:
Basic	$0.55	$0.65	$0.68	$0.50
Diluted	0.49	0.58	0.61	0.45
24. Subsequent Events
Amendment to Loan Documents
On January 25, 2012, the Company entered into a Fifth Amendment to the Loan Documents with Comerica Bank pursuant to which the maturity date of the $50 million revolving line of credit was extended to March 31, 2012. For more information about this revolving line of credit, see Note 9, "Notes Payable and Long-Term Debt."
Termination of Lease
On February 17, 2012, the Company entered into a Lease Termination Agreement and Release (“Termination Agreement”) with Sunroad Centrum Office I, L.P. (“Sunroad”), pursuant to which the parties agreed to terminate the Standard Form Modified Gross Office Lease (“Lease”) dated November 10, 2010, between the Company and Sunroad.
The Lease provided that Sunroad would construct an eight-story building in the Sunroad Centrum Project in San Diego, California, in which the Company would lease approximately 193,000 rentable square feet of space for an initial term of 12 years and for total base rent payments of $99.7 million for such initial term.  The new building would be located adjacent to an 11-story building in which the Company currently leases approximately 274,000 rentable square feet of space from Sunroad under a separate lease.  The parties mutually agreed to terminate the Lease in accordance with the Termination Agreement.
Under the Termination Agreement, the parties agreed that (1) no rent payments or any other monetary obligations on the Company's behalf have accrued under the Lease, (2) there will be no termination payment due by either party related to the Termination Agreement, and (3) Sunroad will return in full the security deposit and certain initial payment amounts that the Company previously delivered under the Lease.  Additionally, each party provided the other party with a general release of claims related to the Lease.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.
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
Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.
The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
See Part I, Item 1, “Business-Executive Officers of the Registrant,” which information is incorporated herein by reference.
The information required by this item regarding our directors and corporate governance matters is included under the captions “Proposal 1-Election of Directors” and “Corporate Governance” in the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011 (the “2012 Proxy Statement”) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item is included under the captions “Corporate Governance-Director Compensation” and “Executive Compensation” in the 2012 Proxy Statement and incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” in the 2012 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance-Director Independence” in the 2012 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item is included under the caption “Proposal 2-Ratification of Independent Registered Public Accounting Firm” in the 2012 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)    The following documents are included as part of this Annual Report on Form 10-K:
(1)    Financial Statements.
(2)    Financial Statement Schedules.
All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.
(3)    Exhibits.

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
		Acquisition Agreements
2.1		Purchase and Sale Agreement dated December 3, 2004, as amended, among The Franciscan University of the Prairies, the Sisters of St. Francis and the registrant.		X	S-1	2.1	February 17, 2009
2.2		Asset Purchase and Sale Agreement dated September 12, 2007 between the Colorado School of Professional Psychology and the registrant.		X	S-1	2.2	February 17, 2009
		Charter Documents and Instruments Defining Rights of Security Holders
3.1		Fifth Amended and Restated Certificate of Incorporation.		X	10-Q	3.1	May 21, 2009
3.2		Second Amended and Restated Bylaws.		X	S-1	3.4	March 20, 2009
4.1		Specimen of Stock Certificate.		X	S-1	4.1	March 30, 2009
4.2		Second Amended and Restated Registration Rights Agreement dated August 26, 2009 among the registrant and the other persons named therein.		X	S-1	4.4	September 4, 2009
		Employee Benefit Plans
10.1	*	Amended and Restated 2005 Stock Incentive Plan.		X	S-1	10.1	December 22, 2008
10.2	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Founders.		X	S-1	10.2	February 17, 2009
10.3	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Charlene Dackerman, Jane McAuliffe, Ross Woodard and other non-executive employees.		X	S-1	10.3	February 17, 2009
10.4	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Andrew S. Clark, Daniel J. Devine, Rodney T. Sheng and Christopher L. Spohn.		X	S-1	10.4	February 17, 2009
10.5	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Robert Hartman.		X	S-1	10.12	February 17, 2009
10.6	*	Amended and Restated 2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Charlene Dackerman, Jane McAuliffe, Ross Woodard and other non-executive employees.		X	8-K	10.13	January 12, 2010
10.7	*	Amended and Restated 2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Andrew S. Clark, Daniel J. Devine, Rodney T. Sheng and Christopher L. Spohn.		X	8-K	10.14	January 12, 2010
10.8	*	Amended and Restated 2005 Stock Incentive Plan-Amendment to Stock Option Award		X	S-1	10.33	March 30, 2009
10.9	*	Amended and Restated 2009 Stock Incentive Plan.		X	S-1	10.5	April 1, 2009

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.10	*	Amended and Restated 2009 Stock Incentive Plan-Form of Nonstatutory Stock Option Agreement for Executives and Senior Management.		X	S-8	99.4	May 13, 2009
10.11	*	Amended and Restated 2009 Stock Option Plan - Form of Nonstatutory Stock Option Agreement (effective March 2011).		X	10-Q	10.3	May 3, 2011
10.12	*	Amended and Restated 2009 Stock Incentive Plan-Form of Incentive Stock Option Agreement for Executives and Senior Management.		X	S-8	99.5	May 13, 2009
10.13	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (Deferred Settlement).		X	8-K	99.1	June 27, 2011
10.14	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (General).		X	8-K	99.2	June 27, 2011
10.15	*	Form of Non-Plan Stock Option Agreement		X	S-8	99.6	May 13, 2009
10.16	*	Form of Compensatory Warrant Agreement.		X	S-1	4.1	March 20, 2009
10.17	*	Amended and Restated Employee Stock Purchase Plan.		X	8-K	99.1	March 22, 2010
10.18	*	Bridgepoint Education Nonqualified Deferred Compensation Plan		X	10-Q	10.7	May 3, 2010
		Agreements with Executive Officers, Directors and Warburg Pincus
10.19	*	Employment Agreement between Andrew S. Clark and the registrant.		X	S-1	10.24	March 20, 2009
10.20	*	Employment Agreement between Daniel J. Devine and the registrant.		X	S-1	10.25	March 20, 2009
10.21	*	Employment Agreement between Rodney T. Sheng and the registrant.		X	S-1	10.27	March 20, 2009
10.22	*	Employment Agreement between Christopher L. Spohn and the registrant.		X	S-1	10.26	March 20, 2009
10.23	*	Amendment to Stock Option Agreement(s) between Christopher L. Spohn and the registrant.		X	10-K	10.20	March 2, 2011
10.24	*	Offer Letter to Diane Thompson.		X	S-1	10.28	March 20, 2009
10.25	*	Offer Letter to Thomas Ashbrook.		X	S-1	10.29	March 20, 2009
10.26	*	Offer Letter to Douglas C. Abts		X	10-K	10.23	March 2, 2011
10.27	*	Executive Severance Plan.		X	S-1	10.31	March 20, 2009
10.28	*	Form of Severance Agreement under the Executive Severance Plan.		X	S-1	10.32	March 20, 2009
10.29	*	Offer Letter to Dale Crandall.		X	S-1	10.30	March 20, 2009
10.30	*	Offer Letter to Marye Anne Fox.	X
10.31	*	Offer Letter to Andrew Miller.	X
10.32	*	Form of Indemnification Agreement for Executive Officers and Directors (before January 1, 2012).		X	S-1	10.8	December 22, 2008
10.33	*	Form of Indemnification Agreement (after January 1, 2012).	X
10.34	*	Stock Ownership Guidelines (effective January 1, 2012).	X
10.35		Nominating Agreement between Warburg Pincus and the registrant.		X	S-1	10.11	February 17, 2009
		Bank Documents
10.36		Credit Agreement dated January 29, 2010 with Comerica Bank		X	8-K	99.1	February 3, 2010
10.37		Revolving Credit Note dated January 29, 2010 with Comerica Bank		X	8-K	99.2	February 3, 2010
10.38		Security Agreement dated January 29, 2010 with Comerica Bank		X	8-K	99.3	February 3, 2010
10.39		First Amendment to Loan Documents with Comerica Bank dated July 30, 2010		X	10-Q	10.1	August 3, 2010
10.40		Second Amendment to Loan Documents with Comerica Bank dated August 6, 2010		X	10-Q	10.2	November 2, 2010
10.41		Third Amendment to Loan Documents with Comerica Bank dated December 1, 2010		X	10-K	10.39	March 2, 2011
10.42		Fourth Amendment to Loan Documents with Comerica Bank, dated May 2, 2011.		X	10-Q	10.1	August 2, 2011
10.43		Fifth Amendment to Loan Documents with Comerica Bank, dated January 27, 2012.	X

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
		Material Real Estate Leases
10.44	†	Office Lease dated January 31, 2008 with Kilroy Realty, L.P., as amended by the First Amendment thereto dated December 1, 2008, related to the premises located at 13480 Evening Creek Drive North, San Diego, California.		X	S-1	10.15	April 13, 2009
10.45	†	Second Amendment to Office Lease dated June 3, 2009, with Kilroy Realty L.P., related to the premises located at 13480 Evening Creek Drive North, Sand Diego, California.		X	10-Q	10.2	August 11, 2009
10.46	†	Office Lease and Sublease Agreements, related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	S-1	10.16	April 13, 2009
10.47		Letter Agreement dated October 1, 2009, with Kilroy Realty, L.P. and Countrywide Home Loans, Inc., related to the premises located at 13500 Evening Creek Drive North, San Diego, California		X	10-K	10.49	March 2, 2010
10.48	†	First Amendment to Office Lease dated March 12, 2010, with Kilroy Realty, L.P., related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	10-Q	10.5	May 3, 2010
10.49	†	Office Lease dated June 26, 2009, with Kilroy Realty, L.P., related to the premises located at 13520 Evening Creek Drive North, San Diego, California.		X	10-Q	10.1	August 11, 2009
10.50	†	Standard Form Modified Gross Office Lease dated October 22, 2008, and addendum, with Sunroad Centrum Office I, L.P. related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	S-1	10.17	March 2, 2009
10.51	†	First Amendment to Standard Form Modified Gross Office Lease dated September 16, 2011, with Sunroad Centrum Office I, L.P., related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	10-Q	10.4	December 16, 2011
10.52	†	Standard Form Modified Gross Office Lease dated November 10, 2010, with Sunroad Centrum Officer I, L.P., related to a building to be built in the Sunroad Centrum Project in San Diego, California.		X	8-K	99.1	December 30, 2010
10.53		First Amendment to Lease dated August 9, 2011, with Sunroad Centrum Office I, L.P., related to a building to be built in the Sunroad Centrum Project in San Diego, California.		X	10-Q	10.5	December 16, 2011
10.54	†	Office Lease dated February 28, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-Q	10.1	May 3, 2011
10.55	†
Commencement Date Memorandum and First Amendment to Office Lease dated November 18, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.
			X
10.56	†	Lease dated August 8, 2011, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.3	November 1, 2011
		Material Strategic Agreements
10.57	†	Blackboard License and Services Agreement dated December 23, 2003, as amended, between Blackboard, Inc. and Ashford University, LLC.		X	S-1	10.20	March 30, 2009
10.58	†	Amendment to Blackboard License and Services Agreement dated December 8, 2009 with Blackboard, Inc.		X	10-K	10.48	March 2, 2010
10.59	†	Master Services and License Agreement dated September 29, 2009, with eCollege.com		X	8-K	99.1	October 1, 2009
10.60	†	First Addendum to Master Services and License Agreement dated November 9, 2009 with eCollege.com		X	10-K	10.45	March 2, 2010
10.61	†	Second Addendum to Master Services and License Agreement dated December 15, 2009 with eCollege.com		X	10-K	10.46	March 2, 2010
10.62	†	Third Addendum to Master Services and License Agreement dated January 12, 2010 with eCollege.com		X	10-K	10.47	March 2, 2010
10.63	†	Fourth Addendum to Master Services and License Agreement dated October 14, 2010 with eCollege.com		X	10-K	10.54	March 2, 2011
10.64	†	Software License Agreement and Campuscare Support Agreement between Campus Management Corp. and the registrant.		X	S-1	10.21	March 30, 2009
10.65	†	Addenda to Software License Agreement with Campus Management Corp. dated June 29, 2009.		X	10-Q	10.5	August 11, 2009

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.66	†	Addendum to CampusCare Maintenance and Support Agreement dated February 11, 2011 with Campus Management Corporation.		X	10-Q	10.2	May 3, 2011
10.67	†	CampusCare Maintenance and Support Renewal dated December 28, 2011, with Campus Management Corp.	X
10.68		General Services Agreement dated January 1, 2009 between Affiliated Computer Services, Inc. and Ashford University, LLC.	X
10.69		Amendment One to General Services Agreement dated July 14, 2011 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-Q	10.4	August 2, 2011
10.70	†	Amendment One to Task Order One (Central Financial Aid Processing) dated January 2, 2012 between Affiliated Computer Services, Inc. and Ashford University, LLC.	X
10.71		General Services Agreement dated January 1, 2009 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.	X
10.72		Amendment One to General Services Agreement dated July 15, 2011 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-Q	10.5	August 2, 2011
10.73	†	Amendment One to Task Order One (Central Financial Aid Processing) dated January 2, 2012 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.	X
		Code of Ethics
14.1		Amended and Restated Code of Ethics		X	8-K	14.1	December 1, 2009
		Subsidiaries
21.1		List of subsidiaries of the registrant.		X	S-1	21.1	August 26, 2009
		Consent and Power of Attorney
23.1		Consent of independent registered public accounting firm.	X
24.1		Power of Attorney (included on signature page).	X
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
			X
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew S. Clark, CEO and President, and Daniel J. Devine, Chief Financial Officer
			X
		Interactive Data
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 6, 2012, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets as of December 31, 2011, and December 31, 2010; (ii) the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009 (iv) the Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholder's Equity for the three years ended December 31, 2011; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (vi) Notes to Annual Consolidated Financial Statements.‡
			X

*	Indicates management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.

‡
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

/s/ ANDREW S. CLARK
Andrew S. Clark (CEO and President)
Dated: March 6, 2012
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

Name	Title	Date
/s/ ANDREW S. CLARK	CEO and President (Principal Executive Officer) and a Director	March 6, 2012
Andrew S. Clark

/s/ DANIEL J. DEVINE	Chief Financial Officer (Principal Financial Officer)	March 6, 2012
Daniel J. Devine

/s/ BRANDON J. POPE	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 6, 2012
Brandon J. Pope

/s/ RYAN CRAIG	Director	March 6, 2012
Ryan Craig

/s/ DALE CRANDALL	Director	March 6, 2012
Dale Crandall

/s/ PATRICK T. HACKETT	Director	March 6, 2012
Patrick T. Hackett

/s/ MARYE ANNE FOX	Director	March 6, 2012
Marye Anne Fox

/s/ ROBERT HARTMAN	Director	March 6, 2012
Robert Hartman

/s/ ANDREW M. MILLER	Director	March 6, 2012
Andrew M. Miller

/s/ ADARSH SARMA	Director	March 6, 2012
Adarsh Sarma