Form 10-Q
period 2012-03-31
Bridgepoint Education Inc
filed 2012-05-01
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of April 26, 2012, was 52,419,245.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of March 31, 2012	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$162,148	$133,921
Restricted cash	25	25
Investments	164,562	153,779
Accounts receivable, net	92,853	62,156
Deferred income taxes	5,441	5,429
Prepaid expenses and other current assets	17,864	17,199
Total current assets	442,893	372,509
Property and equipment, net	92,082	89,667
Investments	115,431	119,507
Student loans receivable, net	12,065	9,255
Goodwill and intangibles, net	8,378	7,037
Deferred income taxes	10,805	11,200
Other long-term assets	2,517	4,461
Total assets	$684,171	$613,636
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,651	$8,961
Accrued liabilities	67,409	40,205
Deferred revenue and student deposits	189,169	185,446
Total current liabilities	261,229	234,612
Rent liability	19,741	16,595
Other long-term liabilities	8,980	8,781
Total liabilities	289,950	259,988
Commitments and contingencies (see Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at March 31, 2012, and December 31, 2011	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 59,526 issued and 52,276 outstanding at March 31, 2012; 58,981 issued and 51,731 outstanding at December 31, 2011	595	590
Additional paid-in capital	144,340	137,447
Retained earnings	384,218	351,177
Accumulated other comprehensive gain (loss)	39	(595)
Treasury stock, 7,250 shares at cost at both March 31, 2012, and December 31, 2011	(134,971)	(134,971)
Total stockholders' equity	394,221	353,648
Total liabilities and stockholders' equity	$684,171	$613,636
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenue	$250,437	$229,432
Costs and expenses:
Instructional costs and services	68,475	55,809
Marketing and promotional	80,063	58,966
General and administrative	49,546	28,545
Total costs and expenses	198,084	143,320
Operating income	52,353	86,112
Other income, net	683	673
Income before income taxes	53,036	86,785
Income tax expense	19,995	32,866
Net income	$33,041	$53,919
Earnings per share:
Basic	$0.64	$1.02
Diluted	0.59	0.92
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	52,008	52,976
Diluted	56,203	58,583
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$33,041	$53,919
Other comprehensive gain (loss) (net of tax):
Unrealized gains on investments	634	—
Comprehensive income	$33,675	$53,919
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock
	Shares	Par Value						Total
Balance at December 31, 2011	58,981	$590	$137,447	$351,177	$(595)	$(134,971)		$353,648
Stock-based compensation	—	—	2,497	—	—	—		2,497
Exercise of stock options	545	5	808	—	—	—		813
Excess tax benefit of option exercises	—	—	3,588	—	—	—		3,588
Net income	—	—	—	33,041	—	—		33,041
Unrealized gains on investments, net of tax	—	—	—	—	634	—	—	634
Balance at March 31, 2012	59,526	$595	$144,340	$384,218	$39	$(134,971)		$394,221
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$33,041	$53,919
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	14,945	11,595
Depreciation and amortization	4,095	2,722
Amortization of premium/discount	1,754	587
Stock-based compensation	2,497	1,787
Excess tax benefit of option exercises	(3,588)	(3,737)
Loss on disposal of fixed assets	—	10
Changes in operating assets and liabilities:
Accounts receivable	(46,053)	(28,449)
Prepaid expenses and other current assets	(459)	2,070
Student loans receivable	(2,399)	(663)
Other long-term assets	1,944	38
Accounts payable and accrued liabilities	27,505	27,093
Deferred revenue and student deposits	3,723	12,909
Other liabilities	3,345	1,579
Net cash provided by operating activities	40,350	81,460
Cash flows from investing activities
Capital expenditures	(7,236)	(5,170)
Purchases of investments	(36,573)	(53,930)
Capitalized curriculum development costs	(1,638)	(529)
Sales and maturities of investments	28,923	10,000
Net cash used in investing activities	(16,524)	(49,629)
Cash flows from financing activities
Proceeds from the exercise of stock options	813	422
Excess tax benefit of option exercises	3,588	3,737
Proceeds from the exercise of warrants	—	19
Repurchase of common stock	—	(12,711)
Net cash provided by (used in) financing activities	4,401	(8,533)
Net increase in cash and cash equivalents	28,227	23,298
Cash and cash equivalents at beginning of period	133,921	188,518
Cash and cash equivalents at end of period	$162,148	$211,816
Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$1,465	$500
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
Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission ("SEC") on March 7, 2012. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company's condensed consolidated financial position, results of operations and cash flows as of and for the periods presented.
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
Recently Adopted Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, which amends Accounting Standards Codification Topic 820, Fair Value Measurement. The amended guidance changes the wording used to describe many requirements under GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The Company adopted ASU 2011-04, effective January 1, 2012, and such adoption did not have a material effect on the Company's financial statements.
3. Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the sum of (i) the weighted

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

average number of common shares outstanding for the period and (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive.
Potentially dilutive common shares for the three months ended March 31, 2012, consisted of incremental shares of common stock issuable upon the exercise of options and warrants and upon the settlement of restricted stock units. Potentially dilutive common shares for the three months ended March 31, 2011, consisted of incremental shares of common stock issuable upon the exercise of options and warrants.
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$33,041	$53,919
Denominator:
Weighted average number of common shares outstanding	52,008	52,976
Effect of dilutive options and restricted stock units	3,932	5,322
Effect of dilutive warrants	263	285
Diluted weighted average number of common shares outstanding	56,203	58,583
Earnings per share:
Basic earnings per share	$0.64	$1.02
Diluted earnings per share	$0.59	$0.92
For the periods indicated below, the computation of dilutive common shares outstanding excludes certain options to purchase shares of common stock because their effect was anti-dilutive.

	Three Months Ended March 31,
(in thousands)	2012	2011
Options	81	875
4. Significant Balance Sheet Accounts
Receivables, Net
Receivables, net, consist of the following (in thousands):

	As of March 31, 2012	As of December 31, 2011
Accounts receivable	$130,917	$97,783
Less allowance for doubtful accounts	(38,064)	(35,627)
Accounts receivable, net	$92,853	$62,156

Student loans receivable	$13,992	$11,593
Less allowance for doubtful accounts	(1,927)	(2,338)
Student loans receivable, net	$12,065	$9,255

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of March 31, 2012 and December 31, 2011, there was an immaterial amount of current student loans receivable included within accounts receivable.
The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the three months ended March 31, 2012	$(35,627)	$15,356	$(12,919)	$(38,064)
For the three months ended March 31, 2011	(28,090)	11,432	(12,444)	(27,078)

Allowance for doubtful student loans receivable:
For the three months ended March 31, 2012	$(2,338)	$(411)	$—	$(1,927)
For the three months ended March 31, 2011	(904)	163	(4)	(1,063)

(1)	Deductions represent accounts written off, net of recoveries.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of March 31, 2012	As of December 31, 2011
Prepaid expenses	$6,350	$5,588
Prepaid licenses	4,566	4,583
Prepaid income taxes	—	2,874
Prepaid insurance	1,093	1,206
Interest receivable	2,734	1,876
Other current assets	3,121	1,072
Total prepaid expenses and other current assets	$17,864	$17,199
Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	As of March 31, 2012	As of December 31, 2011
Land	$7,091	$7,091
Buildings	19,571	18,947
Furniture, office equipment and software	79,597	74,793
Leasehold improvements	19,836	19,051
Vehicles	92	92
Total property and equipment	126,187	119,974
Less accumulated depreciation and amortization	(34,105)	(30,307)
Total property and equipment, net	$92,082	$89,667

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of March 31, 2012	As of December 31, 2011
Accrued salaries and wages	$15,107	$13,107
Accrued bonus	1,971	3,067
Accrued vacation	8,353	7,492
Accrued expenses	17,559	16,539
Accrued litigation	11,150	—
Accrued income taxes payable	13,269	—
Total accrued liabilities	$67,409	$40,205
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consist of the following (in thousands):

	As of March 31, 2012	As of December 31, 2011
Deferred revenue	$63,299	$48,831
Student deposits	125,870	136,615
Total deferred revenue and student deposits	$189,169	$185,446
5. Investments
The following tables summarize the fair value information of short and long-term investments as of March 31, 2012, and December 31, 2011, respectively (in thousands):

	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$15,396	$—	$15,396
Corporate notes and bonds	—	175,136	—	175,136
Commercial paper	—	9,972		9,972
Total	$—	$200,504	$—	$200,504

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$28,700	$—	$28,700
Corporate notes and bonds	—	165,097	—	165,097
Total	$—	$193,797	$—	$193,797
The above tables do not include those amounts related to investments classified as held-to-maturity, as such investments are carried at amortized cost. The balances of such investments were $79.5 million as of both March 31, 2012, and December 31, 2011.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

6. Credit Facilities
January 2010 Credit Facility
During the three months ended March 31, 2012, the Company maintained a $50 million revolving line of credit with Comerica Bank ("Comerica") pursuant to a Credit Agreement, Revolving Credit Note and Security Agreement (collectively, the "Loan Documents"). Under the Loan Documents, Comerica agreed to make loans to the Company and issue letters of credit on the Company's behalf, subject to the terms and conditions of the Loan Documents. Amounts subject to letters of credit issued under the Loan Documents were treated as limitations on available borrowings under the line of credit. Interest was to be paid monthly under the line of credit, and principal was to be paid on the maturity date of the line of credit. Interest would accrue on amounts outstanding under the line of credit, at the Company's option, at either (1) Comerica's prime reference rate + 0.00% or (2) one month, two month or three month LIBOR + 2.25%. As security for the performance of the Company's obligations under the Loan Documents, the Company granted Comerica a first priority security interest in substantially all of the Company's assets, including its real property.
On March 30, 2012, the Company entered into a Sixth Amendment to Loan Documents with Comerica pursuant to which the maturity date of the line of credit was extended to April 15, 2012. As of March 31, 2012, the Company had no borrowings outstanding under the line of credit. As of March 31, 2012, the Company used the availability under the line of credit to issue letters of credit aggregating $5.1 million.
The Loan Documents contained financial covenants requiring the Company's educational institutions to maintain Title IV eligibility as well as the Company's maintenance of specified adjusted quick ratios, minimum profitability, minimum cash balances and U.S. Department of Education ("Department") financial responsibility composite scores. The Loan Documents contained other customary affirmative and negative covenants (including cash controls, financial reporting covenants and prohibitions on acquisitions, dividends, stock redemptions and other cash expenditures over a specified amount without Comerica's reasonable consent), representations and warranties and events of default (including the occurrence of a "material adverse effect," as defined in the Loan Documents). The Company was in compliance with all financial covenants in the Loan Documents as of March 31, 2012.
April 2012 Credit Facility
On April 13, 2012, the Company entered into a $50 million revolving line of credit ("New Facility") pursuant to an Amended and Restated Revolving Credit Agreement ("Revolving Credit Agreement") with the lenders signatory thereto and Comerica, as administrative agent for the lenders. The Revolving Credit Agreement amends, restates and supersedes the Credit Agreement dated January 29, 2010, as amended, with Comerica. At the company's option, we may increase the size of the New Facility up to $100 million (in certain minimum increments), subject to the terms and conditions of the Revolving Credit Agreement. Additionally, the Company may request swing-line advances under the New Facility up to $3 million in the aggregate.
Under the Revolving Credit Agreement and the documents executed in connection therewith (collectively, the "New Facility Loan Documents"), the lenders have agreed to make loans to the Company and issue letters of credit on the Company's behalf, subject to the terms and conditions of the New Facility Loan Documents. The New Facility has a three-year term and matures on April 13, 2015. Interest and fees accruing under the New Facility are payable quarterly in arrears and principal is payable at maturity. The Company may terminate the New Facility upon five days notice, without premium or penalty, other than customary breakage fees.
For any advance under the New Facility, interest will accrue at either the “Base Rate” or the “Eurodollar-based Rate,” at the Company's option. The Base Rate means, for any day, 0.5% plus the greatest of: (1) the prime rate for such day, (2) the Federal Funds Effective Rate in effect on such day, plus 1.0%, and (3) the daily adjusting LIBOR rate, plus 1.0%. The Eurodollar-based Rate means, for any day, 1.5% plus the quotient of (1) the LIBOR Rate, divided by (2) a percentage equal to 100% minus the maximum rate on such date at which the Agent is required to maintain reserves on “Eurocurrency Liabilities” as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System. For any advance under the swing line, interest will accrue at either the Base Rate or, if made available to the Company by the swing line lender, at the lender's option, a different rate quoted by such lender. For any letter of credit issued on the Company's behalf under the New

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Facility, the Company is required to pay a fee of 1.50% of the undrawn amount of such letter of credit plus a letter of credit facing fee. The Company is also required to pay a facility fee of 0.25% of the aggregate commitment then in effect under the New Facility, whether used or unused.
The New Facility Loan Documents contain other customary affirmative, negative and financial maintenance covenants, representations and warranties, events of default, and remedies upon an event of default, including the acceleration of debt and the right to foreclose on the collateral securing the New Facility. As security for the performance of the Company's obligations under the New Facility Loan Documents, the Company granted the lenders a first priority security interest in substantially all of the Company's assets, including its real property. As of, and up to the date of filing, the Company had no borrowings outstanding under the New Facility.
Surety Bond Facility
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. In May 2009, the Company entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of March 31, 2012, the total available surety bond facility was $12.0 million and the Company had issued surety bonds totaling $9.8 million.
7. Stock-Based Compensation
The Company recorded $2.5 million and $1.8 million of stock-based compensation expense for the three months ended March 31, 2012 and 2011, respectively. The related income tax benefit was $0.9 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively.
The Company granted options to purchase 1.3 million shares of common stock during the three months ended March 31, 2012. During the three months ended March 31, 2012, options to purchase 0.5 million shares of common stock were exercised with an aggregate intrinsic value of $12.5 million. There were no grants of restricted stock units ("RSUs") during the three months ended March 31, 2012. No RSUs vested during the three months ended March 31, 2012.
The following weighted average assumptions were used to value the options granted during the three months ended March 31, 2012, pursuant to the Black-Scholes option pricing model:

Exercise price per share	$24.75
Risk-free interest rate	1.3%
Expected dividend yield	—
Expected volatility	54.2%
Expected life (in years)	5.7
Grant date fair value per share	$12.31
As of March 31, 2012, there was unrecognized compensation cost of $23.5 million related to unvested options and $0.3 million related to unvested RSUs.
8. Warrants
The Company has previously issued warrants to purchase common stock to various employees, consultants, licensors and lenders with exercise prices ranging from $1.125 to $9.00. Each warrant represents the right to purchase one share of common stock. As of March 31, 2012 there were 0.3 million warrants outstanding. The Company has not issued any warrants since 2005. During the three months ended March 31, 2012, no warrants to purchase shares of common stock were exercised. All outstanding warrants were exercisable and begin to expire in 2013.
9. Income Taxes
The Company's current estimated annual effective income tax rate that has been applied to normal, recurring operations

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

for the three months ended March 31, 2012, was 37.9%. The Company's effective income tax rate was 37.7% for the three months ended March 31, 2012. The effective rate for the three months ended March 31, 2012, differed from the Company's estimated annual effective tax rate due to the impact of discrete items on the Company's income before the provision for income taxes, particularly interest accrued on unrecognized tax benefits and an adjustment to the value of the Company's net deferred tax assets related to an increase in the effective state tax rate.
At both March 31, 2012, and December 31, 2011, the Company had gross unrecognized tax benefits of $8.1 million, of which $5.8 million would impact the effective income tax rate if recognized.
The Company is subject to U.S. federal income tax and multiple state tax jurisdictions. The 2002 through 2011 tax years remain open to examination by major taxing jurisdictions to which the Company is subject. The California Franchise Tax Board commenced an audit of the Company's 2008 and 2009 California income tax returns in October 2011. The Company does not expect any significant adjustments resulting from this audit.
The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of both March 31, 2012, and December 31, 2011, was $1.4 million.
10. Commitments and Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. As of March 31, 2012, the Company was not a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. Below is a list of material legal proceedings to which the Company or its subsidiaries is a party.
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
The final audit report contained audit findings, in each case for the period July 1, 2006 through June 30, 2007, which are applicable to award year 2006-2007. Each finding was accompanied by one or more recommendations to the Department's Office of Federal Student Aid ("FSA"). If the FSA were to determine to assess a monetary liability or commence other administrative action, Ashford University would have an opportunity to contest the assessment or proposed action through administrative proceedings, with the right to seek review of any final administrative action in the federal courts.
Rosendahl v. Bridgepoint Education, Inc.
In January 2011, the Company received a copy of a complaint filed as a class action lawsuit naming the Company, Ashford University and University of the Rockies as defendants. The complaint was filed in the U.S. District Court for the Southern District of California and is captioned Rosendahl v. Bridgepoint Education, Inc. The complaint generally alleges that the Company and the other defendants engaged in improper, fraudulent and illegal behavior in their efforts to recruit and retain students.
The Company responded to the complaint by filing a motion to dismiss the complaint in its entirety and motions to strike certain allegations in the complaint. The court allowed the matter to proceed on certain claims for alleged violations of the Business and Professions Code, violations of the Consumer Legal Remedies Act, and negligent misrepresentations, but only as

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the specific alleged misrepresentations made to the named plaintiffs. The Company then moved to compel the plaintiffs' claims to arbitration. In February 2012, the Court issued an order compelling the plaintiffs to arbitrate their claims against the defendants and closed the court case. The Company has not yet received an arbitration demand from the plaintiffs.
Iowa Attorney General Civil Investigation of Ashford University
In February 2011, Ashford University received from the Attorney General of the State of Iowa (“Iowa Attorney General”) a Civil Investigative Demand and Notice of Intent to Proceed (“CID”) relating to the Iowa Attorney General's investigation of whether certain of the university's business practices comply with Iowa consumer laws. The CID contains no specific allegations of wrongdoing. Pursuant to the CID, the Iowa Attorney General has requested documents and detailed information for the time period January 1, 2008 to present. Ashford University continues to respond to the CID and intends to comply with the Iowa Attorney General's request.
Stevens v. Bridgepoint Education, Inc.
In February 2011, the Company received a copy of a complaint filed as a class action lawsuit naming the Company, Ashford University, LLC, and certain employees as defendants. The complaint was filed in the Superior Court of the State of California in San Diego and is captioned Stevens v. Bridgepoint Education, Inc. The complaint generally alleges that the plaintiffs and similarly situated employees were improperly denied certain wage and hour protections under California law.
In April 2011, the Company received a copy of a complaint filed as a class action lawsuit naming the Company and Ashford University, LLC, as defendants. The complaint was filed in the Superior Court of the State of California in San Diego , and is captioned Moore v. Ashford University, LLC. The complaint generally alleges that the plaintiff and similarly situated employees were improperly denied certain wage and hour protections under California law.
In May 2011, the Company received a copy of a complaint filed as a class action lawsuit naming the Company as a defendant. The complaint was filed in the Superior Court of the State of California in San Diego and is captioned Sanchez v. Bridgepoint Education, Inc. The complaint generally alleges that the plaintiff and similarly situated employees were improperly denied certain wage and hour protections under California law.
In October 2011, the cases captioned Moore v. Ashford University, LLC and Sanchez v. Bridgepoint Education, Inc. were consolidated with Stevens v. Bridgepoint Education, Inc. , with Stevens v. Bridgepoint Education, Inc. designated as the lead case, as the three cases involve common questions of fact and law.
In March 2012, the Company entered into a memorandum of understanding with the plaintiffs of the above named cases to memorialize the terms of a settlement agreement among the parties. In April 2012, the Company signed a settlement agreement with the plaintiffs which did not change the terms of the memorandum of understanding. Under the settlement agreement, which is pending court approval, the Company agreed to pay to the plaintiffs an amount to settle their claims, plus any related payroll taxes. As the Company determined that the loss related to settling the consolidated cases is both probable and reasonably estimable, the Company accrued $10.8 million for such a loss during the three months ended March 31, 2012.
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
North Carolina Attorney General Investigation of Bridgepoint Education, Inc.
In September 2011, Ashford University received from the Attorney General of the State of North Carolina (“NC Attorney General”) an Investigative Demand relating to the NC Attorney General's investigation of whether the university's business practices complied with North Carolina consumer protection law.  Pursuant to the Investigative Demand, the NC Attorney

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

General has requested from Ashford University documents and detailed information for the time period January 1, 2008, to present.  The university continues to dialogue with the NC Attorney General and intends to comply with the NC Attorney General's requests.
11. Subsequent Event
April 2012 Credit Facility
On April 13, 2012, the Company entered into a $50 million revolving line of credit ("New Facility") pursuant to an Amended and Restated Revolving Credit Agreement ("Revolving Credit Agreement") with the lenders signatory thereto and Comerica, as administrative agent for the lenders. The Revolving Credit Agreement amends, restates and supersedes the Credit Agreement dated January 29, 2010, as amended, with Comerica. At the Company's option, it may increase the size of the New Facility up to $100 million (in certain minimum increments), subject to the terms and conditions of the Revolving Credit Agreement. Additionally, the Company may request swing-line advances under the New Facility up to $3 million in the aggregate. See Note 6, "Credit Facilities" for further details.
Stock Repurchase Program
On April 30, 2012, the Company's board of directors authorized the repurchase of up to $75.0 million of the Company's outstanding shares of common stock over the following 12 months. The repurchase program was authorized by the Company's board of directors with the intention of creating additional value for stockholders. Under the repurchase program, the Company is authorized to purchase shares from time to time in the open market, through block trades or otherwise. No shares have yet been repurchased under this program.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following Management's Discussions and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our condensed consolidated financial statements and related notes in Part I, Item 1 of this report. For additional context with which to understand our financial condition and results of operations, see the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 7, 2012, as well as the consolidated financial statements and related notes contained therein.
Forward-Looking Statements
This MD&A and other sections of this report contain "forward-looking statements" as defined by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources. These forward-looking statements may include, without limitation, statements regarding: our anticipated growth in new student enrollments in 2012 as compared to 2011; the resilience of our student enrollment during the economic downturn; our anticipated total student enrollment, revenue and operating income relative to prior periods; our anticipated seasonal fluctuations in results of operations; expected levels of admissions counselor productivity; expected increases in selling compensation, advertising spending and lead generation efforts to support more admissions counselors; expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations; expectations regarding investment plans and capital expenditures; projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; management's goals and objectives; and other similar matters that are not historical facts.
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
Overview
Background
We are a provider of postsecondary education services. Our regionally accredited academic institutions, Ashford University and University of the Rockies, offer associate's, bachelor's, master's and doctoral programs online as well as at their traditional campuses located in Clinton, Iowa and Colorado Springs, Colorado. As of March 31, 2012, our institutions offered approximately 1,430 courses, 85 degree programs and 140 specializations. We are also focused on developing innovative new technologies to improve the way students learn, such as Constellation, Thuze and Waypoint Outcomes, and the mobile learning platforms for our institutions.
Key operating data
In evaluating our operating performance, our management focuses in large part on (i) revenue, (ii) operating income and (iii) period end enrollment at our institutions (online and campus-based). The following table, which you should read in conjunction with our condensed consolidated financial statements contained elsewhere in this report, presents our key operating data for the three months ended March 31, 2012 and 2011 (in thousands, except for enrollment data):

	Three Months Ended March 31,
	2012	2011
Consolidated Statement of Income Data:	(unaudited)
Revenue	$250,437	$229,432
Operating Income	52,353	86,112
Consolidated Other Data:
Period end enrollment (1)
Online	93,730	87,298
Campus	1,133	954
Total	94,863	88,252

(1)
We define enrollments as the number of active students on the last day of the financial reporting period. Prior to July 1, 2011, a student was considered an active student if the student attended a class within the prior 30 days unless the student had graduated or had provided us with notice of withdrawal.  Effective July 1, 2011, a student is considered an active student if the student has attended a class within the prior 15 days, unless the student has graduated, has provided us with notice of withdrawal, or is on an institutionally-approved break not to exceed 45 days.  The change in methodology effective July 1, 2011, did not have a material impact on the number of active students as of March 31, 2012.

Key enrollment trends
Enrollment at our academic institutions grew from 86,642 at December 31, 2011, to 94,863 at March 31, 2012, an increase of 9.5%. In the three months ended March 31, 2012, we had new student enrollments of approximately 24,275, compared with new student enrollments of approximately 27,550 for the same period in 2011, a decrease of 11.9%. The following table presents new student enrollments for the most recent five quarters and compares them to the same periods in the previous year:

	Q1 2011	Q2 2011	Q3 2011	Q4 2011	Q1 2012
Current year	27,550	19,050	22,000	13,500	24,275
Prior year	24,300	18,450	24,000	15,600	27,550
Percentage change	13.4%	3.3%	(8.3)%	(13.5)%	(11.9)%
In recent quarters, we have experienced a decline in new student enrollments. We believe the primary driver for the lower new student enrollments during the first three months of 2012 was the change in compensation methodology for certain personnel required by Department regulations that became effective on July 1, 2011, which resulted in our admissions counselors having lower productivity levels. Additionally, we believe the new student enrollments have been impacted by the student quality and preparedness initiatives we implemented in the two most recent fiscal years, as well as the negative media scrutiny of our company and the private sector postsecondary education industry in general. However, after observing admissions counselor productivity over the past three quarters, we believe that new student enrollments will grow in 2012 as compared to 2011.
Anticipated future trends in results of operations
In recent years, we have seen total student enrollment and revenue continue to increase despite difficult general economic conditions, and have not experienced any significant negative impact from the fluctuation in general economic conditions on our liquidity, capital resources or results of operations. While we cannot guarantee that these trends will continue, we believe that the performance of our company has been resilient in the current economic environment due to the continued availability of Title IV funds to finance student tuition payments and the continuing demand for postsecondary education.
In 2012, we plan to continue to invest in admissions counselors and in online and other advertising, including pursuant to a recently launched branding campaign for us and our institutions. We expect these efforts will result in (1) an increase in new student enrollment compared to 2011 and (2) our total student enrollment and revenue otherwise continuing to grow, though perhaps not at the same rate as in the past, particularly given the larger size of our enrollment base and recent changes in the regulatory environment, including the final incentive compensation regulations that became effective on July 1, 2011. Additionally, we expect increases in marketing costs related to the branding campaign and the hiring of new admissions counselors, which will likely result in a decrease in our operating income in 2012 as compared to 2011.
Liquidity and capital resources and anticipated capital expenditures
We have financed our operating activities and capital expenditures during 2012 and 2011 primarily through cash provided by operating activities. At March 31, 2012, we had cash, cash equivalents and investments totaling $442.1 million and no long-term debt. Based on our current level of operations and anticipated growth in enrollments, we believe that our cash flow from operating activities, our existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. For the year ending December 31, 2012, we expect capital expenditures to be approximately $41.0 million.
Recent Developments
WASC Site Visit of Ashford University. In March 2012, Ashford University hosted a site visit team from the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges (“WASC”). The purpose of the site visit was to validate the information provided in the institution's application for regional accreditation from WASC, particularly its compliance with WASC standards and criteria for review. The next step in the accreditation process is for the site visit team to submit a final team report to WASC. Before the submission of the final team report to WASC, Ashford University will be given an opportunity to review the report for correction of errors of fact and to prepare a written response to the final team report, which will be provided to WASC for consideration along with the report. The site visit team will also submit a confidential recommendation to the WASC Commission as to whether or not the institution should be accredited. This confidential recommendation is separate from and not included with the final team report and is not shared with the institution. If upon review of the application and supporting documentation, including the team report and the institution's response, Ashford University is found to be in substantial compliance with all of WASC's standards, WASC may grant initial accreditation, typically with a comprehensive review cycle of five years. Depending on the circumstances, WASC may also grant initial accreditation with requirements for interim reports, special visits or both. If initial accreditation from WASC is secured, then Ashford University will commence the process of redesignating its primary institutional accreditor from the Higher Learning Commission to WASC.
Settlement of Class Action Lawsuits. In March 2012, we entered into a memorandum of understanding with the plaintiffs of the cases consolidated under Stevens v. Bridgepoint Education, Inc. to memorialize the terms of a settlement agreement among the parties. In April 2012, we signed a settlement agreement with the plaintiffs which did not change the terms of the memorandum of understanding. Under the settlement agreement, which is pending court approval, we agreed to pay to the plaintiffs an amount to settle their claims, plus any related payroll taxes. As we determined that the loss related to settling the consolidated cases is both probable and reasonably estimable, we accrued $10.8 million for such loss during the three months ended March 31, 2012. For more information regarding the consolidated cases, see Part II, Item 1 (Legal Proceedings) of this report.
April 2012 Credit Facility. In April 2012, we entered into a $50 million revolving line of credit ("New Facility") pursuant to an Amended and Restated Revolving Credit Agreement ("Revolving Credit Agreement") with the lenders signatory thereto and Comerica Bank ("Comerica"), as administrative agent for the lenders. The Revolving Credit Agreement amends, restates and supersedes the Credit Agreement dated January 29, 2010, as amended, with Comerica. At the company's option, we may increase the size of the New Facility up to $100 million (in certain minimum increments), subject to the terms and conditions of the Revolving Credit Agreement. Additionally, we may request swing-line advances under the New Facility up to $3 million in the aggregate. For more information regarding the Revolving Credit Agreement and the New Facility, see Note 6, “Credit Facilities,” to our condensed consolidated financial statements which are included elsewhere in this report.
Seasonality
Our operations are generally subject to seasonal trends. While we enroll students throughout the year, our fourth quarter revenue generally is lower than other quarters due to the holiday break in December. We generally experience a seasonal increase in new enrollments in August and September of each year when most other colleges and universities begin their fall semesters.

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
We have determined that we now have enough historical option exercise information to be able to accurately compute an expected term for use as an assumption in the Black-Scholes option pricing model. As such, our computation of expected term was calculated using our own historical data. The risk-free interest rate is based on the U.S. Treasury yield of those maturities that are consistent with the expected term of the stock option in effect on the grant date of the award. Dividend rates are based upon historical dividend trends and expected future dividends. As we have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future, a zero dividend rate is assumed in our calculation. Our stock has not been publicly traded for a significant period of time and we do not have enough historical data on the volatility of our stock to be able to accurately estimate a volatility to use as an assumption in the Black-Scholes option pricing model. As such, we supplement our own stock volatility data with historical volatility data of comparable public companies, which we refer to as guideline companies, in order to calculate a volatility estimate for the number of years commensurate with our expected term assumption. In evaluating the comparability of the guideline companies, we consider factors such as industry, stage of life cycle, size and financial leverage. Options awarded under our equity incentive plans have an exercise price that equals or exceeds the closing price of our common stock on the date of grant.
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
Except as stated above, for the three months ended March 31, 2012, there were no material changes to the critical accounting policies and estimates discussed in "MD&A-Critical Accounting Policies and Use of Estimates" included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 7, 2012.

Results of Operations
The following table sets forth the condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2012	2011
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	27.3	24.3
Marketing and promotional	32.0	25.7
General and administrative	19.8	12.5
Total costs and expenses	79.1	62.5
Operating income	20.9	37.5
Other income, net	0.3	0.3
Income before income taxes	21.2	37.8
Income tax expense	8.0	14.3
Net income	13.2%	23.5%
Three Months Ended March 31, 2012, Compared to Three Months Ended March 31, 2011
Revenue.    Our revenue for the three months ended March 31, 2012, was $250.4 million, representing an increase of $21.0 million, or 9.2%, as compared to revenue of $229.4 million for the three months ended March 31, 2011. This increase was primarily due to a tuition increase of 5% which was effective April 1, 2011. The tuition increase accounted for approximately 54.8% of the $21.0 million revenue increase between periods. In addition to the tuition increase, the revenue increase was also positively impacted by the enrollment growth of 7.5%, from 88,252 students at March 31, 2011, to 94,863 students at March 31, 2012. Enrollment growth is driven by various factors including prospective students' acceptance of our educational offerings, the quality of lead generation efforts, the number of admissions counselors and our ability to retain existing students. The increase in revenue was partially offset by an increase in institutional scholarships of $8.5 million in the aggregate between periods. We earned technology fees of $15.8 million for the three months ended March 31, 2012, representing 6.3% of total revenue during the period, compared to technology fees of $18.7 million for the three months ended March 31, 2011, representing 8.1% of total revenue during that period. The decrease in technology fees is primarily due to the 11.9% decline in new student enrollments between periods.
Instructional costs and services.    Our instructional costs and services for the three months ended March 31, 2012, were $68.5 million, representing an increase of $12.7 million, or 22.7%, as compared to instructional costs and services of $55.8 million for the three months ended March 31, 2011. This increase was primarily due to additional costs necessary to support increased student enrollment. Specific increases between periods were direct compensation in the areas of academic management, financial aid support and student services of $6.1 million, bad debt expense of $3.4 million, instructor fees of $2.0 million and facilities costs of $1.4 million. Instructional costs and services increased, as a percentage of revenue, to 27.3% for the three months ended March 31, 2012, as compared to 24.3% for the three months ended March 31, 2011. The increase of 3.0%, as a percentage of revenue, included relative increases in direct compensation of 1.8%, an increase of 0.9% in bad debt expense to 6.0% for the three months ended March 31, 2012, compared to 5.1% for three months ended March 31, 2011, and increases in instructor fees and facilities costs of 0.4% each. The relative increases were partially offset by a relative decrease in financial aid processing fees of 0.8%. The relative increase in bad debt expense was due to weak general economic conditions and the timing of internal collections efforts; we continue to enhance our processes to improve this metric.
Marketing and promotional expenses.    Our marketing and promotional expenses for the three months ended March 31, 2012, were $80.1 million, representing an increase of $21.1 million, or 35.8%, as compared to marketing and promotional expenses of $59.0 million for the three months ended March 31, 2011. The increase was primarily due to the growth of our admissions counselor workforce, as well as costs incurred for expanded marketing and branding efforts. Specific factors contributing to the overall increase between periods were increases in selling compensation of $11.5 million, advertising costs of $6.2 million and facilities costs of $2.0 million. The increase in selling compensation and advertising spending is expected to continue as we grow our admissions counselor workforce and increase our lead generation efforts to support such personnel. Our marketing and promotional expenses, as a percentage of revenue, increased to 32.0% for the three months ended March 31, 2012, from 25.7% for the three months ended March 31, 2011. The increase of 6.3% as a percentage of revenue was mainly due to the relative increases in selling compensation of 3.4%, advertising costs of 1.9% and facilities costs of 0.5%.
General and administrative expenses.    Our general and administrative expenses for the three months ended March 31, 2012, were $49.5 million, representing an increase of $21.0 million, or 73.6%, as compared to general and administrative expenses of $28.5 million for the three months ended March 31, 2011. The overall increase between periods was primarily due to an accrual of $10.8 million related to a settlement agreement for three consolidated lawsuits that was recorded in the three months ended March 31, 2012. Other increases between periods were administrative compensation of $4.8 million, consulting and outside services of $1.4 million and facilities costs of $0.7 million. Our general and administrative expenses, as a percentage of revenue, increased to 19.8% for the three months ended March 31, 2012, from 12.5% for the three months ended March 31, 2011. The increase of 7.3% included relative increases for the settlement accrual of 4.3%, administrative labor of 1.4% consulting fees and outside services of 0.5%.
Other income, net.    Other income, net, was $0.7 million for both the three months ended March 31, 2012 and 2011.
Income tax expense.    We recognized income tax expense for the three months ended March 31, 2012 and 2011, of $20.0 million and $32.9 million, respectively, at effective tax rates of 37.7% and 37.9%, respectively. The decrease in our effective tax rate between periods was primarily due to an adjustment to the value of our net deferred tax assets related to an increase in our state effective tax rate.
Net income.    Net income was $33.0 million for the three months ended March 31, 2012, compared to net income of $53.9 million for the three months ended March 31, 2011, a decrease of $20.9 million, as a result of the factors discussed above.
Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the three months ended March 31, 2012 and 2011, primarily through cash provided by operating activities. Our cash and cash equivalents were $162.1 million at March 31, 2012, and $133.9 million at December 31, 2011. At March 31, 2012, and December 31, 2011, we had investments of $280.0 million and $273.3 million, respectively.
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
We noted an increase in fair value of our short and long-term investments at March 31, 2012, as compared to December 31, 2011. We believe that the increase is due to market response to the stabilization of credit ratings and the on-going financial recoveries of many major U.S and world banks. We believe that the fluctuations we have recently experienced are temporary in nature and we maintain that while some our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover the value.
Available borrowing facilities
For the three months ended March 31, 2012, we were party to a $50 million revolving line of credit (the "Old Facility")with Comerica Bank ("Comerica") pursuant to a Credit Agreement, Revolving Credit Note and Security Agreement (collectively, the "Loan Documents"). On April 13, 2012, the Company entered into a new revolving line of credit ("New Facility") pursuant to an Amended and Restated Revolving Credit Agreement ("Revolving Credit Agreement") with the lenders signatory thereto and Comerica as administrative agent. The Revolving Credit Agreement and the New Facility amend, restate and supersede the Old Facility. At the company's option, we may increase the size of the New Facility up to $100 million (in certain minimum increments), subject to the terms and conditions of the Revolving Credit Agreement. Additionally, the Company may request swing-line advances under the New Facility up to $3 million in the aggregate. For more information about the Loan Documents and the New Facility, see Note 6, “Credit Facilities,” to our condensed consolidated financial statements which are included elsewhere in this report.
As of March 31, 2012, we had no borrowings outstanding under the Old Facility. As of March 31, 2012, we used the availability under the Old Facility to issue letters of credit aggregating $5.1 million.
Stock Repurchase Program
On April 30, 2012, our board of directors authorized the repurchase of up to $75.0 million of our outstanding shares of common stock over the following 12 months. The repurchase program was authorized by our board of directors with the intention of creating additional value for stockholders. Under the repurchase program, we are authorized to purchase shares from time to time in the open market, through block trades or otherwise. No shares have yet been repurchased under this program.
Title IV funding
Our institutions derive the substantial majority of their respective revenues from various federal student financial assistance programs under Title IV of the Higher Education Act. Our institutions are subject to significant regulatory scrutiny on the basis of numerous standards that the institutions must satisfy in order to participate in Title IV programs. For more information regarding Title IV programs and the regulation thereof, see “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 7, 2012. The balance of revenues derived by our institutions is from military and government reimbursement, payments made in cash by individuals, reimbursement from corporate affiliates, private loans and internal loan programs.
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
Operating activities
Net cash provided by operating activities was $40.4 million and $81.5 million for the three months ended March 31, 2012 and 2011, respectively. The overall decrease of $41.1 million between the two periods was primarily related to the decrease of $20.9 million in net income between periods, an increase in the growth of accounts receivable of $17.6 million between periods, and a decrease in the growth of deferred revenue and student deposits of $9.1 million between periods. We expect to continue to generate cash from our operating activities for the foreseeable future.
Investing activities
Investing activities consisted primarily of purchases of, and sales and maturities of, investments. Net cash used in investing activities was $16.5 million and $49.6 million for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012, we purchased $36.6 million of investments and there were sales and maturities of $28.9 million. This compares to purchases of $53.9 million and maturities of $10.0 million in the same period in 2011. Additionally, capital expenditures for the three months ended March 31, 2012, were $7.2 million, compared with $5.2 million for the three months ended March 31, 2011. We will continue to invest in computer equipment and office furniture to support our increasing employee headcount, as well as continuing to invest in infrastructure to support the expansion of our ground campuses. We expect our capital expenditures to be approximately $41.0 million in 2012.
Financing activities
Net cash provided by financing activities was $4.4 million for the three months ended March 31, 2012, whereas net cash used in financing activities was $8.5 million for the three months ended March 31, 2011. During the three months ended March 31, 2012, net cash provided by financing activities reflects the cash provided by option exercises and the related tax benefit of the option exercises.
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
Recent Accounting Pronouncements Not Yet Adopted
None.
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of March 31, 2012, our total available surety bond facility was $12.0 million and the surety had issued bonds totaling $9.8 million on our behalf under such facility.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Market and credit risk
Pursuant to our cash investment policy, we attempt to mitigate the exposure of our cash and investments to market and credit risk by (i) diversifying concentration risk to ensure that we are not overly concentrated in a limited number of financial institutions, (ii) monitoring and managing the risks associated with the national banking and credit markets, (iii) investing in U.S. dollar-denominated assets and instruments only, (iv) diversifying investment structures so that we maintain a decentralized account portfolio with numerous stable, highly-rated and liquid financial institutions and (v) ensuring that our investment procedures maintain a defined and specific scope such that we will not invest in higher-risk investment instruments, including financial swaps or derivative and corporate equities. Accordingly, under the guidelines of the policy, we invest our excess cash exclusively in high-quality, U.S. dollar-denominated financial instruments.
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
Interest rate risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of March 31, 2012, we had no borrowings under the Old Facility.
Our future investment income may vary from expectations due to changes in interest rates. At March 31, 2012, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned from cash, cash equivalents or investments.
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

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we are a party to various lawsuits, claims and other routine litigation incidental to our business, none of which are expected to have a material impact on our financial condition or results of operations.
Rosendahl v. Bridgepoint Education, Inc.
In January 2011, we received a copy of a complaint filed as a class action lawsuit naming us, Ashford University and University of the Rockies as defendants. The complaint was filed in the U.S. District Court for the Southern District of California and is captioned Rosendahl v. Bridgepoint Education, Inc. The complaint generally alleges that we and the other defendants engaged in improper, fraudulent and illegal behavior in their efforts to recruit and retain students.
We responded to the complaint by filing a motion to dismiss the complaint in its entirety and motions to strike certain allegations in the complaint. The court allowed the matter to proceed on certain claims for alleged violations of the Business and Professions Code, violations of the Consumer Legal Remedies Act, and negligent misrepresentations, but only as the specific alleged misrepresentations made to the named plaintiffs. We then moved to compel the plaintiffs' claims to arbitration. In February 2012, the Court issued an order compelling the plaintiffs to arbitrate their claims against the defendants and closed the court case. We have not yet received an arbitration demand from the plaintiffs.
Stevens v. Bridgepoint Education, Inc.
In February 2011, we received a copy of a complaint filed as a class action lawsuit naming us, Ashford University, LLC, and certain employees as defendants. The complaint was filed in the Superior Court of the State of California in San Diego on February 17, 2011, and is captioned Stevens v. Bridgepoint Education, Inc. The complaint generally alleges that the plaintiffs and similarly situated employees were improperly denied certain wage and hour protections under California law.
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
In October 2011, the cases captioned Moore v. Ashford University, LLC and Sanchez v. Bridgepoint Education, Inc. were consolidated with Stevens v. Bridgepoint Education, Inc., with Stevens v. Bridgepoint Education, Inc. designated as the lead case, as the three cases involve common questions of fact and law.
In March 2012, we entered into a memorandum of understanding with the plaintiffs of the above named cases to memorialize the terms of a settlement agreement among the parties. In April 2012, we signed a settlement agreement with the plaintiffs which did not change the terms of the memorandum of understanding. Under the settlement agreement, which is pending court approval, we agreed to pay to the plaintiffs an amount to settle their claims, plus any related payroll taxes. As we determined that the loss related to settling the consolidated cases is both probable and reasonably estimable, we accrued $10.8 million for such loss during the three months ended March 31, 2012.
For information regarding other material pending legal proceedings involving us, see "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 7, 2012.

Item 1A.    Risk Factors.
Investing in our common stock involves risk. You should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 7, 2012. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Not Applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit		Description
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on May 21, 2009).
3.2		Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Form S-1 filed on March 20, 2009).
4.1		Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1 filed on March 30, 2009).
4.2		Second Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Form S-1 filed on September 4, 2009).
10.1	†
Amendment One to Task Order One (Central Financial Aid Processing) dated January 2, 2012 between Affiliated Computer Services, Inc. and Ashford University, LLC (incorporated by reference to Exhibit 10.70 to the Form 10-K filed on March 7, 2012).

10.2	†
Amendment One to Task Order One (Central Financial Aid Processing) dated January 2, 2012 between Affiliated Computer Services, Inc. and University of the Rockies, LLC (incorporated by reference to Exhibit 10.73 to the Form 10-K filed on March 7, 2012).

10.3		Fifth Amendment to Loan Documents with Comerica Bank, dated January 27, 2012 (incorporated by reference to Exhibit 10.43 to the Form 10-K filed on March 7, 2012).
10.4		Lease Termination Agreement and Release with Sunroad Centrum Office I, L.P., dated February 17, 2012.
10.5	†	Second Amendment to Office Lease with Kilroy Realty, L.P., dated February 29, 2012, related to the premises located at 13500 Evening Creek Drive North, San Diego, California.
10.6		Sixth Amendment to Loan Documents with Comerica Bank, dated March 30, 2012.
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

101	*
The following financial information from our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the SEC on May 1, 2012, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets as of March 31, 2012, and December 31, 2011; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) the Condensed Consolidated Statement of Stockholder's Equity for the three months ended March 31, 2012; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements.

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

BRIDGEPOINT EDUCATION, INC.

May 1, 2012	/s/ DANIEL J. DEVINE
Daniel J. Devine Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)