Form 10-Q
period 2012-06-30
Bridgepoint Education Inc
filed 2012-08-07
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of August 2, 2012, was 52,878,219.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of June 30, 2012	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$180,425	$133,921
Restricted cash	—	25
Investments	159,792	153,779
Accounts receivable, net	99,617	62,156
Deferred income taxes	5,442	5,429
Prepaid expenses and other current assets	22,966	17,199
Total current assets	468,242	372,509
Property and equipment, net	95,395	89,667
Investments	130,398	119,507
Student loans receivable, net	14,998	9,255
Goodwill and intangibles, net	9,364	7,037
Deferred income taxes	10,810	11,200
Other long-term assets	2,390	4,461
Total assets	$731,597	$613,636
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,929	$8,961
Accrued liabilities	57,858	40,205
Deferred revenue and student deposits	187,433	185,446
Total current liabilities	251,220	234,612
Rent liability	22,238	16,595
Other long-term liabilities	9,083	8,781
Total liabilities	282,541	259,988
Commitments and contingencies (see Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at June 30, 2012, and December 31, 2011	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 59,991 issued and 52,741 outstanding at June 30, 2012; 58,981 issued and 51,731 outstanding at December 31, 2011	600	590
Additional paid-in capital	151,708	137,447
Retained earnings	431,676	351,177
Accumulated other comprehensive gain (loss)	43	(595)
Treasury stock, 7,250 shares at cost at both June 30, 2012, and December 31, 2011	(134,971)	(134,971)
Total stockholders' equity	449,056	353,648
Total liabilities and stockholders' equity	$731,597	$613,636
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$256,302	$239,880	$506,739	$469,313
Costs and expenses:
Instructional costs and services	65,395	62,012	133,870	117,821
Marketing and promotional	78,608	62,188	158,671	121,154
General and administrative	36,763	33,131	86,309	61,677
Total costs and expenses	180,766	157,331	378,850	300,652
Operating income	75,536	82,549	127,889	168,661
Other income, net	854	657	1,537	1,330
Income before income taxes	76,390	83,206	129,426	169,991
Income tax expense	28,932	31,057	48,927	63,923
Net income	$47,458	$52,149	$80,499	$106,068
Earnings per share:
Basic	$0.90	$0.99	$1.54	$2.00
Diluted	0.84	0.90	1.43	1.82
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	52,531	52,911	52,269	52,943
Diluted	56,233	57,939	56,203	58,253
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$47,458	$52,149	$80,499	$106,068
Other comprehensive gain, net of tax:
Unrealized gains on investments	4	—	638	—
Comprehensive income	$47,462	$52,149	$81,137	$106,068
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock
	Shares	Par Value						Total
Balance at December 31, 2011	58,981	$590	$137,447	$351,177	$(595)	$(134,971)		$353,648
Stock-based compensation	—	—	6,541	—	—	—		6,541
Exercise of stock options	960	10	1,386	—	—	—		1,396
Excess tax benefit of option exercises	—	—	5,625	—	—	—		5,625
Stock issued under employee stock purchase plan	34	—	707	—	—	—		707
Stock issued under restricted stock plan	14	—	—	—	—	—		—
Exercise of warrants	2	—	2	—	—	—		2
Net income	—	—	—	80,499	—	—		80,499
Unrealized gains on investments, net of tax	—	—	—	—	638	—	—	638
Balance at June 30, 2012	59,991	$600	$151,708	$431,676	$43	$(134,971)		$449,056
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$80,499	$106,068
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	24,923	23,614
Depreciation and amortization	8,384	5,572
Amortization of premium/discount	3,594	1,380
Deferred income taxes	(2)	—
Stock-based compensation	6,541	4,796
Excess tax benefit of option exercises	(5,625)	(10,365)
Loss on disposal of fixed assets	—	11
Changes in operating assets and liabilities:
Accounts receivable	(62,501)	(43,539)
Prepaid expenses and other current assets	(5,084)	360
Student loans receivable	(5,626)	(1,332)
Other long-term assets	2,071	(122)
Accounts payable and accrued liabilities	21,700	19,276
Deferred revenue and student deposits	1,987	7,154
Other liabilities	5,945	3,292
Net cash provided by operating activities	76,806	116,165
Cash flows from investing activities
Capital expenditures	(14,957)	(12,477)
Purchases of investments	(108,354)	(114,115)
Restricted cash	25	—
Capitalized curriculum development costs	(2,935)	(1,333)
Sales and maturities of investments	88,189	75,500
Net cash used in investing activities	(38,032)	(52,425)
Cash flows from financing activities
Proceeds from the exercise of stock options	1,396	3,577
Excess tax benefit of option exercises	5,625	10,365
Proceeds from the issuance of stock under employee stock purchase plan	707	642
Proceeds from the exercise of warrants	2	79
Repurchase of common stock	—	(56,426)
Net cash provided by (used in) financing activities	7,730	(41,763)
Net increase in cash and cash equivalents	46,504	21,977
Cash and cash equivalents at beginning of period	133,921	188,518
Cash and cash equivalents at end of period	$180,425	$210,495
Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$1,036	$3,524
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
Potentially dilutive common shares for the three and six months ended June 30, 2012 and June 30, 2011, consisted of incremental shares of common stock issuable upon the exercise of options and warrants and upon the settlement of restricted stock units.
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$47,458	$52,149	$80,499	$106,068
Denominator:
Weighted average number of common shares outstanding	52,531	52,911	52,269	52,943
Effect of dilutive options and restricted stock units	3,447	4,756	3,674	5,031
Effect of dilutive warrants	255	272	260	279
Diluted weighted average number of common shares outstanding	56,233	57,939	56,203	58,253
Earnings per share:
Basic earnings per share	$0.90	$0.99	$1.54	$2.00
Diluted earnings per share	$0.84	$0.90	$1.43	$1.82
For the periods indicated below, the computation of dilutive common shares outstanding excludes certain options and restricted stock units to purchase shares of common stock because their effect was anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Options	1,795	1,630	1,093	1,085
Restricted stock units	—	2	—	1
4. Significant Balance Sheet Accounts
Receivables, Net
Receivables, net, consist of the following (in thousands):

	As of June 30, 2012	As of December 31, 2011
Accounts receivable	$131,888	$97,783
Less allowance for doubtful accounts	(32,271)	(35,627)
Accounts receivable, net	$99,617	$62,156

Student loans receivable	$17,219	$11,593
Less allowance for doubtful accounts	(2,221)	(2,338)
Student loans receivable, net	$14,998	$9,255

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Student loans receivable is presented net of any related discount. As of June 30, 2012 and December 31, 2011, there was an immaterial amount of current student loans receivable included within accounts receivable.
The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the six months ended June 30, 2012	$(35,627)	$25,040	$(28,396)	$(32,271)
For the six months ended June 30, 2011	(28,090)	23,269	(24,727)	(26,632)

Allowance for doubtful student loans receivable:
For the six months ended June 30, 2012	$(2,338)	$(117)	$—	$(2,221)
For the six months ended June 30, 2011	(904)	345	—	(1,249)

(1)	Deductions represent accounts written off, net of recoveries.
The Company monitors the credit quality of its student loans receivable using credit scores, aging history and delinquency trending. The loan reserve methodology is reviewed on a quarterly basis. Delinquency is the main factor of determining if a loan is impaired. If a loan were determined to be impaired, interest would no longer accrue. As of as June 30, 2012, no loans have been impaired or placed on non-accrual status.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of June 30, 2012	As of December 31, 2011
Prepaid expenses	$9,304	$5,588
Prepaid licenses	4,140	4,583
Prepaid income taxes	—	2,874
Prepaid insurance	4,778	1,206
Interest receivable	2,342	1,876
Other current assets	2,402	1,072
Total prepaid expenses and other current assets	$22,966	$17,199

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	As of June 30, 2012	As of December 31, 2011
Land	$7,091	$7,091
Buildings and building improvements	22,861	18,947
Furniture, office equipment and software	81,352	74,793
Leasehold improvements	22,022	19,051
Vehicles	147	92
Total property and equipment	133,473	119,974
Less accumulated depreciation and amortization	(38,078)	(30,307)
Total property and equipment, net	$95,395	$89,667
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of June 30, 2012	As of December 31, 2011
Accrued salaries and wages	$12,963	$13,107
Accrued bonus	2,981	3,067
Accrued vacation	8,862	7,492
Accrued expenses	18,400	16,539
Accrued litigation	10,800	—
Accrued income taxes payable	3,852	—
Total accrued liabilities	$57,858	$40,205
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consist of the following (in thousands):

	As of June 30, 2012	As of December 31, 2011
Deferred revenue	$64,619	$48,831
Student deposits	122,814	136,615
Total deferred revenue and student deposits	$187,433	$185,446

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Investments
The following tables summarize the fair value information of short and long-term investments as of June 30, 2012, and December 31, 2011, respectively (in thousands):

	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$5,414	$—	$5,414
Corporate notes and bonds	—	165,298	—	165,298
Commercial paper	—	9,989	—	9,989
Total	$—	$180,701	$—	$180,701

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$28,700	$—	$28,700
Corporate notes and bonds	—	165,097	—	165,097
Total	$—	$193,797	$—	$193,797
The above tables do not include amounts related to those investments classified as other investments, such as certificates of deposit, which are carried at amortized cost. At June 30, 2012, the amortized cost of such investments approximated fair value. The balances of such other investments were $109.5 million and $79.5 million as of June 30, 2012, and December 31, 2011, respectively. The balances of total short-term and long-term investments combined were $290.2 million and $273.3 million, as of June 30, 2012, and December 31, 2011, respectively.
6. Credit Facilities
January 2010 Credit Facility
From January 1, 2012 to April 12, 2012, the Company maintained a $50 million revolving line of credit with Comerica Bank ("Comerica") pursuant to a Credit Agreement, Revolving Credit Note and Security Agreement (collectively, the "Prior Loan Documents"). Under the Prior Loan Documents, Comerica agreed to make loans to the Company and issue letters of credit on the Company's behalf, subject to the terms and conditions of the Prior Loan Documents. Amounts subject to letters of credit issued under the Prior Loan Documents were treated as limitations on available borrowings under the line of credit. Interest was to be paid monthly under the line of credit, and principal was to be paid on the maturity date of the line of credit. Interest would accrue on amounts outstanding under the line of credit, at the Company's option, at either (1) Comerica's prime reference rate + 0.00% or (2) 1 month , 2 months or 3 months LIBOR + 2.25%. As security for the performance of the Company's obligations under the Prior Loan Documents, the Company granted Comerica a first priority security interest in substantially all of the Company's assets, including its real property.
April 2012 Credit Facility
On April 13, 2012, the Company entered into a $50 million revolving line of credit ("New Facility") pursuant to an Amended and Restated Revolving Credit Agreement ("Revolving Credit Agreement") with the lenders signatory thereto and Comerica, as administrative agent for the lenders. The Revolving Credit Agreement amended, restated and superseded the Prior Loan Documents. At the Company's option, the Company may increase the size of the New Facility up to $100 million (in certain minimum increments), subject to the terms and conditions of the Revolving Credit Agreement. Additionally, the Company may request swing-line advances under the New Facility up to $3 million in the aggregate.
Under the Revolving Credit Agreement and the documents executed in connection therewith (collectively, the "New Facility Loan Documents"), the lenders have agreed to make loans to the Company and issue letters of credit on the Company's

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

behalf, subject to the terms and conditions of the New Facility Loan Documents. The New Facility has a term of three years and matures on April 13, 2015. Interest and fees accruing under the New Facility are payable quarterly in arrears and principal is payable at maturity. The Company may terminate the New Facility upon five days notice, without premium or penalty, other than customary breakage fees.
For any advance under the New Facility, interest will accrue at either the “Base Rate” or the “Eurodollar-based Rate,” at the Company's option. The Base Rate means, for any day, 0.5% plus the greatest of: (1) the prime rate for such day, (2) the Federal Funds Effective Rate in effect on such day, plus 1.0%, and (3) the daily adjusting LIBOR rate, plus 1.0%. The Eurodollar-based Rate means, for any day, 1.5% plus the quotient of (1) the LIBOR Rate, divided by (2) a percentage equal to 100% minus the maximum rate on such date at which the Agent is required to maintain reserves on “Eurocurrency Liabilities” as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System. For any advance under the swing line, interest will accrue at either the Base Rate or, if made available to the Company by the swing line lender, at the lender's option, a different rate quoted by such lender. For any letter of credit issued on the Company's behalf under the New Facility, the Company is required to pay a fee of 1.50% of the undrawn amount of such letter of credit plus a letter of credit facing fee. The Company is also required to pay a facility fee of 0.25% of the aggregate commitment then in effect under the New Facility, whether used or unused.
The New Facility Loan Documents contain other customary affirmative, negative and financial maintenance covenants, representations and warranties, events of default, and remedies upon an event of default, including the acceleration of debt and the right to foreclose on the collateral securing the New Facility. The Company was in compliance with all financial covenants in the New Facility Loan Documents as of June 30, 2012.
As security for the performance of the Company's obligations under the New Facility Loan Documents, the Company granted the lenders a first priority security interest in substantially all of the Company's assets, including its real property.
As of June 30, 2012, and up to the date of filing, the Company had no borrowings outstanding under the New Facility. As of June 30, 2012, the Company used the availability under the line of credit to issue letters of credit aggregating $5.1 million.
Surety Bond Facility
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. In May 2009, the Company entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of June 30, 2012, the total available surety bond facility was $12.0 million and the Company had issued surety bonds totaling $9.8 million.
7. Stock-Based Compensation
The Company recorded $4.0 million and $3.0 million of stock-based compensation expense for the three months ended June 30, 2012 and 2011, respectively, and $6.5 million and $4.8 million of stock-based compensation expense for the six months ended June 30, 2012 and 2011, respectively. The related income tax benefit was $1.5 million and $1.1 million for the three months ended June 30, 2012 and 2011, respectively, and $2.4 million and $1.8 million for the six months ended June 30, 2012 and 2011, respectively.
The Company granted options to purchase 0.1 million shares of common stock during the three months ended June 30, 2012. During the three months ended June 30, 2012, options to purchase 0.4 million shares of common stock were exercised with an aggregate intrinsic value of $8.1 million. There were no grants of restricted stock units ("RSUs") during the three months ended June 30, 2012. All of the 56,855 outstanding RSUs vested during the three months ended June 30, 2012.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following weighted average assumptions were used to value the options granted during the three months ended June 30, 2012, pursuant to the Black-Scholes option pricing model:

Exercise price per share	$19.25
Risk-free interest rate	1.0%
Expected dividend yield	—
Expected volatility	54.3%
Expected life (in years)	5.7
Grant date fair value per share	$9.53
As of June 30, 2012, there was unrecognized compensation cost of $20.0 million related to unvested options.
8. Warrants
The Company has issued warrants to purchase common stock to various employees, consultants, licensors and lenders with exercise prices ranging from $1.125 to $9.00. Each warrant represents the right to purchase one share of common stock. As of June 30, 2012, warrants to purchase 0.3 million shares of common stock were outstanding. The Company has not issued any warrants since 2005. During the three and six months ended June 30, 2012, warrants to purchase 2,222 shares of common stock were exercised. All outstanding warrants are exercisable and begin to expire in 2013.
9. Income Taxes
The Company's current estimated annual effective income tax rate that has been applied to normal, recurring operations for the six months ended June 30, 2012, was 37.8%. The Company's effective income tax rate was 37.8% for the six months ended June 30, 2012. The effective rate for the six months ended June 30, 2012, differed from the Company's estimated annual effective tax rate due to the impact of discrete items on the Company's income before the provision for income taxes, particularly interest accrued on unrecognized tax benefits and offset by an adjustment to the value of the Company's net deferred tax assets related to an increase in the effective state tax rate.
At both June 30, 2012, and December 31, 2011, the Company had gross unrecognized tax benefits of $8.1 million, of which $5.8 million would impact the effective income tax rate if recognized.
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
The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of June 30, 2012, and December 31, 2011, was $1.5 million and $1.4 million, respectively.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
Iowa Attorney General Civil Investigation of Ashford University
In February 2011, Ashford University received from the Attorney General of the State of Iowa (“Iowa Attorney General”) a Civil Investigative Demand and Notice of Intent to Proceed (“CID”) relating to the Iowa Attorney General's investigation of whether certain of the university's business practices comply with Iowa consumer laws. The CID contains no specific allegations of wrongdoing. Pursuant to the CID, the Iowa Attorney General has requested documents and detailed information for the time period January 1, 2008 to present. Ashford University is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.
New York Attorney General Investigation of Bridgepoint Education, Inc.
In May 2011, the Company received from the Attorney General of the State of New York (“NY Attorney General”) a Subpoena Duces Tecum (“Subpoena”) relating to the NY Attorney General's investigation of whether the Company and its academic institutions have complied with certain New York state consumer protection, securities and finance laws. Pursuant to the Subpoena, the NY Attorney General has requested from the Company and its academic institutions documents and detailed information for the time period March 17, 2005, to present. The Company is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.
North Carolina Attorney General Investigation of Ashford University
In September 2011, Ashford University received from the Attorney General of the State of North Carolina (“NC Attorney General”) an Investigative Demand relating to the NC Attorney General's investigation of whether the university's business practices complied with North Carolina consumer protection law. Pursuant to the Investigative Demand, the NC Attorney General has requested from Ashford University documents and detailed information for the time period January 1, 2008, to present.  Ashford University is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.
Stevens v. Bridgepoint Education, Inc.
In February 2011, the Company received a copy of a complaint filed as a class action lawsuit naming the Company, Ashford University, LLC, and certain employees as defendants. The complaint was filed in the Superior Court of the State of California in San Diego and was captioned Stevens v. Bridgepoint Education, Inc. The complaint generally alleged that the plaintiffs and similarly situated employees were improperly denied certain wage and hour protections under California law.
In April 2011, the Company received a copy of a complaint filed as a class action lawsuit naming the Company and Ashford University, LLC, as defendants. The complaint was filed in the Superior Court of the State of California in San Diego, and was captioned Moore v. Ashford University, LLC. The complaint generally alleged that the plaintiff and similarly situated employees were improperly denied certain wage and hour protections under California law.
In May 2011, the Company received a copy of a complaint filed as a class action lawsuit naming the Company as a defendant. The complaint was filed in the Superior Court of the State of California in San Diego and was captioned Sanchez v. Bridgepoint Education, Inc. The complaint generally alleged that the plaintiff and similarly situated employees were improperly

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

denied certain wage and hour protections under California law.
In October 2011, the three cases were consolidated because they involved common questions of fact and law, with Stevens v. Bridgepoint Education, Inc. designated as the lead case.
In April 2012, the Company entered into a settlement agreement with the plaintiffs of the above named cases to settle the claims on a class-wide basis. Under the terms of the settlement agreement, the Company agreed to pay an amount to settle the plaintiffs' claims, plus any related payroll taxes. The Company accrued a $10.8 million expense in connection with the settlement agreement during the six months ended June 30, 2012. On May 15, 2012, the Court granted preliminary settlement approval and scheduled a final settlement approval hearing in August 2012.
Guzman v. Bridgepoint Education, Inc.
In January 2011, Betty Guzman filed a class action lawsuit against the Company, Ashford University and University of the Rockies in the U.S. District Court for the Southern District of California.  The complaint is entitled Guzman v. Bridgepoint Eduction, Inc., et al, and alleges that the defendants engaged in misrepresentation and other unlawful behavior in their efforts to recruit and retain students.  The complaint asserts a putative class period of March 1, 2005 through the present.  In March 2011, the defendants filed a motion to dismiss the complaint, which was granted by the Court with leave to amend in October 2011.  In January 2012, the plaintiff filed a first amended complaint asserting similar claims and the same class period, and the defendants filed another motion to dismiss. In May 2012, the Court granted the University of the Rockies' motion to dismiss and granted in part and denied in part the motion to dismiss filed by the Company and Ashford University.  The Court also granted the plaintiff leave to file a second amended complaint.
The Company believes the lawsuit is without merit and intends to vigorously defend against it.  However, because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point.  Based on the information available to the Company at present, it cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.
Securities Class Action
On July 13, 2012, a securities class action complaint was filed in the U.S. District Court for the Southern District of California by Donald K. Franke naming the Company, Andrew Clark, Daniel Devine and Jane McAuliffe as defendants for allegedly making false and materially misleading statements regarding the Company's business and financial results, specifically the concealment of accreditation problems at Ashford University. The complaint asserts a putative class period stemming from May 3, 2011 to July 6, 2012. A substantially similar complaint was also filed in the same court by Luke Sacharczyk on July 17, 2012 making similar allegations against the Company, Andrew Clark and Daniel Devine. The Sacharczyk complaint asserts a putative class period stemming from May 3, 2011 to July 12, 2012. Finally, on July 26, 2012, another purported securities class action complaint was filed in the same court by David Stein against the same defendants based upon the same general set of allegations and class period. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.
The Company has not yet responded to these complaints and anticipates that, pursuant to the Private Securities Litigation Reform Act of 1995, the Court will appoint a lead plaintiff and lead counsel pursuant to the provisions of that law, and eventually a consolidated amended complaint will be filed. The Company is evaluating these complaints and intends to vigorously defend against them. However, because of the many questions of fact and law that may arise, the outcome of these legal proceedings is uncertain at this point. Based on information available to the Company at present, it cannot reasonably estimate a range of loss and accordingly has not accrued any liability associated with these actions.
Shareholder Derivative Action
On July 24, 2012, a shareholder derivative complaint was filed in California Superior Court by Alonzo Martinez. In the complaint, the plaintiff asserts a derivative claim on the Company's behalf against certain of its current and former officers and directors. The complaint is entitled Martinez v. Clark, et al, and generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. The Company and individual defendants have not yet responded to the complaint.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11. Stock Repurchase Program
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
12. Subsequent Events
Denial of Initial Accreditation for Ashford University. On July 5, 2012, Ashford University received official notice that WASC acted (1) to deny initial accreditation to the institution and (2) to permit the institution to reapply for accreditation with a single special visit to occur as early as spring 2013. This reapplication process would allow WASC to act in June 2013 and does not require Ashford University to undertake another full self-study.
WASC found that Ashford University had not yet demonstrated substantial compliance with certain of the WASC Standards for Accreditation, as would be required for initial accreditation. Ashford University intends to appeal this decision and simultaneously to undertake the process for reapplying for initial accreditation. Under WASC rules, if Ashford University decides to reapply for accreditation, the institution will be required to demonstrate that it has satisfactorily addressed the report's conclusions and has come into compliance with the WASC Standards of Accreditation.
Ashford University remains regionally accredited by the Higher Learning Commission, with the next comprehensive evaluation scheduled for 2014-15. Ashford University intends to work collaboratively with both WASC and the Higher Learning Commission to ensure it continues to satisfy the Higher Learning Commission's accreditation requirements while it seeks accreditation with WASC.
Notification from Higher Learning Commission regarding Jurisdiction over Ashford University. On June 25, 2012, Ashford University received a letter from the Higher Learning Commission stating that the institution must demonstrate, no later than December 1, 2012, that it has a "substantial presence," as defined by commission policy, in the 19-state north central region and accordingly is within the Higher Learning Commission's jurisdiction under new requirements which became effective on July 1, 2012. Following Ashford University's receipt of this letter, the institution met with representatives of the Higher Learning Commission regarding the timing and components of becoming compliant with the commission's jurisdictional requirements in light of the institution's plans to reapply for initial accreditation with WASC.
Subsequent to these discussions, on July 27, 2012, Ashford University received a letter from the Higher Learning Commission that stated Ashford University will be required to provide the commission with an implementation plan on or before December 1, 2012, that demonstrates how the institution will comply with the commission's policy on substantial presence in the event that a migration to WASC either will not occur or is significantly delayed. The Higher Learning Commission Board of Trustees ("HLC Board") will review the implementation plan at its February 2013 meeting to determine whether it is acceptable. If Ashford University is required to exercise the implementation plan, the institution must accomplish the move of its core operations to the 19-state north central region immediately after the anticipated June 2013 WASC decision. If the HLC Board does not accept Ashford University's proposed implementation plan at its February 2013 meeting, the HLC Board may begin the process of reconsidering the institution's accreditation because it no longer meets the commission's jurisdictional requirements; this process could lead to withdrawal of accreditation and eligibility to participate in Title IV programs.
If Ashford University is required to comply with the Higher Learning Commission's jurisdictional requirements, it is expected that the institution would need to consolidate a significant portion of its educational administration and activity, business operations and executive and administrative leadership in the 19-state north central region. Additionally, if Ashford University is unable to demonstrate in a timely manner that it has a substantial presence in the north central region, the Higher Learning Commission has stated that it will begin a process of reconsidering the institution's accreditation. Ashford University intends to maintain its accreditation with the Higher Learning Commission until such time as it can transfer its accreditation to WASC.
Notification from Higher Learning Commission regarding Special Monitoring of Ashford University. On July 12, 2012,

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Ashford University received a letter from the Higher Learning Commission stating that (1) Ashford University will be placed on special monitoring because of the decision by WASC to deny the institution initial accreditation and also because of certain non-financial data provided by the institution that indicated a need for further commission review (see "Higher Learning Commission Notification regarding Ashford University Non-Financial Indicator Conditions" below), and (2) the institution would be required to provide a report to the Higher Learning Commission no later than August 10, 2012 regarding its fulfillment of the commission's Criteria for Accreditation and Core Components, including the Minimum Expectations. Submission of the report would be followed by an advisory visit to occur no later than October 9, 2012.
The letter specifically requires the report to include: (1) evidence that Ashford University meets the Higher Learning Commission's Criteria for Accreditation relating to the role and autonomy of the institution's governing board and its relationship with Bridgepoint Education, Inc., including the role of faculty in overseeing academic policies and the integrity and continuity of academic programs; (2) evidence that Ashford University's resource allocations are sufficiently aligned with educational purposes and objectives in the areas of student completion and retention, the sufficiency of full-time faculty and model for faculty development, and plans for increasing enrollments; and (3) evidence demonstrating that Ashford University has an effective system for assessing and monitoring student learning and assuring academic vigor.
The letter further states that the Higher Learning Commission's President will present the report of the advisory visit team and her own recommendation to the HLC Board for action at its February 2013 meeting. At that meeting, the HLC Board may act to continue accreditation, with or without further monitoring, continue accreditation under sanction or “show cause” order, or withdraw accreditation. The letter further states that Ashford University would be scheduled for a HLC Board committee hearing prior to any HLC Board action to withdraw accreditation. The Higher Learning Commission's policies also provide for a right to appeal any HLC Board action to withdraw accreditation.
Additionally, the letter states that, while the HLC Board was aware of the jurisdictional issues pertaining to whether Ashford University has a substantial presence in the north central region, that issue was not a basis for the initiation of the review contemplated by the letter, and the Higher Learning Commission will pursue the two matters of review as parallel, not joined, processes.
Following Ashford University's receipt of the letter, the institution met with representatives of the Higher Learning Commission to discuss the timing of the advisory visit and the report demonstrating the institution's compliance with the Higher Learning Commission's accreditation criteria. Subsequent to these discussions, on July 27, 2012, Ashford University received a letter from the Higher Learning Commission that stated Ashford University will be permitted to provide the report demonstrating compliance with the commission's Criteria for Accreditation and Core Components in two phases, with the first phase due by August 31, 2012, and the second phase due by September 21, 2012. Additionally, the advisory visit will be postponed to the week of October 22, 2012, provided that the visit date may need to be adjusted due to the respective schedules of the advisory visit team members.
The Company and Ashford University intend to cooperate fully with the Higher Learning Commission in this matter.
Higher Learning Commission Notification regarding Ashford University Non-Financial Indicator Conditions. On July 13, 2012, the Higher Learning Commission notified Ashford University that it had been identified for further inquiry based on certain non-financial data the institution provided in its 2012 Institutional Annual Report. Under the Higher Learning Commission's Institutional Update process, all accredited and candidate institutions are required to provide certain financial and non-financial data to the commission annually; the commission then screens the non-financial data for seven indicator conditions and requests an institutional report from institutions that meet certain of these conditions. The purpose of the screening process is to identify institutions that may be at risk of not meeting certain of the Higher Learning Commission's Criteria for Accreditation.
Ashford University was identified for further inquiry because it met three of the indicator conditions: (1) the number of degrees awarded increased 40% or more compared to the prior year; (2) the number of full-time faculty increased 25% or more compared to the prior year; and (3) the ratio of full-time faculty to the number of degree programs was less than one in the period reported. As Ashford University is already under review through the Higher Learning Commissions' special monitoring process and is required to provide a written report and host an advisory visit as outlined in the letter received from the commission on July 12, 2012, the commission requested that Ashford University address these non-financial indicators and

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

related Core Components in the report prepared as part of the special monitoring process.
Higher Learning Commission Notification regarding University of the Rockies Non-Financial Indicator Conditions. On July 24, 2012, the Higher Learning Commission notified University of the Rockies that it had been identified for further inquiry based on certain non-financial data the institution provided in its 2012 Institutional Annual Report. University of the Rockies was identified for further inquiry because it met two of the indicator conditions: (1) the number of degrees awarded increased 40% or more compared to the prior year; and (2) the number of full-time faculty increased 25% or more compared to the prior year. Accordingly, the Higher Learning Commission has requested that University of the Rockies provide a report to the commission, no later than August 23, 2012, that demonstrates the institution's ability to continue meeting the Core Components in light of the conditions at the institution that led to the indicators being identified. The Higher Learning Commission staff will then review the report, may request additional information if necessary, and will determine whether the report obviates the need for further review or requires further review by a panel; in the latter case, the panel will review the report and recommend whether the commission should accept the report, require further monitoring through a subsequent report or focused visit, or recommend action such as placing the institution on sanction.
Notification from U.S. Department of Education regarding on-site program review of University of the Rockies. On July 25, 2012, University of the Rockies received a letter from the U.S. Department of Education ("Department") stating that the Department has scheduled an on-site program review from August 20, 2012 through approximately August 24, 2012. The review will assess the institution's administration of Title IV programs and initially will cover the 2010-2011 and 2011-2012 award years, but may be expanded if deemed appropriate by the Department.
Recent litigation. See "Securities Class Action" and "Shareholder Derivative Action" in Note 10, "Commitments and Contingencies."

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
Forward-Looking Statements
This MD&A and other sections of this report contain "forward-looking statements" as defined by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources. These forward-looking statements may include, without limitation, statements regarding:

•
Ashford University's plans in response to the denial of its application for initial accreditation by the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges ("WASC");

•
Ashford University's plans in response to the letters from the Higher Learning Commission of the North Central Association of Colleges and Schools ("Higher Learning Commission") regarding the institution's compliance with the commission's jurisdictional requirements and the placement of the institution on special monitoring;

•	expectations regarding the continued growth of our admissions counselor workforce and increases in lead generation efforts to support such personnel;

•	expected investments in online and other advertising, including the recently launched branding campaign for our institutions;

•	the extent to which our historical results may be indicative of future results;

•	expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations;

•	expectations regarding investment plans and capital expenditures;

•	our anticipated seasonal fluctuations in results of operations;

•	projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and

•	management's goals and objectives and other similar matters that are not historical facts.
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
Overview
Background
We are a provider of postsecondary education services. Our regionally accredited academic institutions, Ashford University and University of the Rockies, offer associate's, bachelor's, master's and doctoral programs online as well as at their traditional campuses located in Clinton, Iowa and Colorado Springs, Colorado. As of June 30, 2012, our institutions offered approximately 1,430 courses, 85 degree programs and 140 specializations. We are also focused on developing innovative new technologies to improve the way students learn, such as Constellation, Thuze and Waypoint Outcomes, and the mobile learning platforms for our institutions.

Key operating data
In evaluating our operating performance, our management focuses in large part on (i) revenue, (ii) operating income and (iii) period end enrollment at our institutions (online and campus-based). The following table, which you should read in conjunction with our condensed consolidated financial statements contained elsewhere in this report, presents our key operating data for the three and six months ended June 30, 2012 and 2011 (in thousands, except for enrollment data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated Statement of Income Data:	(unaudited)
Revenue	$256,302	$239,880	$506,739	$469,313
Operating Income	75,536	82,549	127,889	168,661

Consolidated Other Data:
Period end enrollment (1)
Online	91,782	83,817	91,782	83,817
Campus	838	728	838	728
Total	92,620	84,545	92,620	84,545

(1)
We define enrollments as the number of active students on the last day of the financial reporting period. Prior to July 1, 2011, a student was considered active if the student attended a class within the prior 30 days unless the student had graduated or had provided us with notice of withdrawal. Effective July 1, 2011, a student is considered active if the student attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided a notice of withdrawal. The change in methodology has not had a material impact on the number of active students since it was implemented on July 1, 2011.

Key enrollment trends
Enrollment at our academic institutions grew from 86,642 at December 31, 2011, to 92,620 at June 30, 2012, an increase of 6.9%. For the three months ended June 30, 2012, we had new student enrollments of approximately 19,300, compared with new student enrollments of approximately 19,050 for the same period in 2011, an increase of 1.3%. The following table presents new student enrollments for the most recent five quarters and compares them to the same periods in the previous year:

	Q2 2011	Q3 2011	Q4 2011	Q1 2012	Q2 2012
Current year	19,050	22,000	13,500	24,275	19,300
Prior year	18,450	24,000	15,600	27,550	19,050
Percentage change	3.3%	(8.3)%	(13.5)%	(11.9)%	1.3%
In recent quarters, we have generally experienced a decline in new student enrollments. We believe the primary driver for such decline has been changes in compensation methodology required by U.S. Department of Education regulations that became effective on July 1, 2011, since which time our admissions counselors have experienced lower productivity levels. Additionally, we believe new student enrollment has been impacted by the student quality and preparedness initiatives we implemented in the two most recent fiscal years, as well as the negative media scrutiny of our company and the private sector postsecondary education industry in general.
Recent Developments
Denial of Initial Accreditation for Ashford University. On July 5, 2012, Ashford University received official notice that WASC acted (1) to deny initial accreditation to the institution and (2) to permit the institution to reapply for accreditation with a single special visit to occur as early as spring 2013. This reapplication process would allow WASC to act in June 2013 and does not require Ashford University to undertake another full self-study.

WASC found that Ashford University had not yet demonstrated substantial compliance with certain of the WASC Standards for Accreditation, as would be required for initial accreditation. Ashford University intends to appeal this decision and simultaneously to undertake the process for reapplying for initial accreditation. Under WASC rules, if Ashford University decides to reapply for accreditation, the institution will be required to demonstrate that it has satisfactorily addressed the report's conclusions and has come into compliance with the WASC Standards of Accreditation.
Ashford University remains regionally accredited by the Higher Learning Commission, with the next comprehensive evaluation scheduled for 2014-15. Ashford University intends to work collaboratively with both WASC and the Higher Learning Commission to ensure it continues to satisfy the Higher Learning Commission's accreditation requirements while it seeks accreditation with WASC.
Notification from Higher Learning Commission regarding Jurisdiction over Ashford University. On June 25, 2012, Ashford University received a letter from the Higher Learning Commission stating that the institution must demonstrate, no later than December 1, 2012, that it has a "substantial presence," as defined by commission policy, in the 19-state north central region and accordingly is within the Higher Learning Commission's jurisdiction under new requirements which became effective on July 1, 2012. Following Ashford University's receipt of this letter, the institution met with representatives of the Higher Learning Commission regarding the timing and components of becoming compliant with the commission's jurisdictional requirements in light of the institution's plans to reapply for initial accreditation with WASC.
Subsequent to these discussions, on July 27, 2012, Ashford University received a letter from the Higher Learning Commission that stated Ashford University will be required to provide the commission with an implementation plan on or before December 1, 2012, that demonstrates how the institution will comply with the commission's policy on substantial presence in the event that a migration to WASC either will not occur or is significantly delayed. The Higher Learning Commission Board of Trustees ("HLC Board") will review the implementation plan at its February 2013 meeting to determine whether it is acceptable. If Ashford University is required to exercise the implementation plan, the institution must accomplish the move of its core operations to the 19-state north central region immediately after the anticipated June 2013 WASC decision. If the HLC Board does not accept Ashford University's proposed implementation plan at its February 2013 meeting, the HLC Board may begin the process of reconsidering the institution's accreditation because it no longer meets the commission's jurisdictional requirements; this process could lead to withdrawal of accreditation and eligibility to participate in Title IV programs.
If Ashford University is required to comply with the Higher Learning Commission's jurisdictional requirements, it is expected that the institution would need to consolidate a significant portion of its educational administration and activity, business operations and executive and administrative leadership in the 19-state north central region. Additionally, if Ashford University is unable to demonstrate in a timely manner that it has a substantial presence in the north central region, the Higher Learning Commission has stated that it will begin a process of reconsidering the institution's accreditation. Ashford University intends to maintain its accreditation with the Higher Learning Commission until such time as it can transfer its accreditation to WASC.
Notification from Higher Learning Commission regarding Special Monitoring of Ashford University. On July 12, 2012, Ashford University received a letter from the Higher Learning Commission stating that (1) Ashford University will be placed on special monitoring because of the decision by WASC to deny the institution initial accreditation and also because of certain non-financial data provided by the institution that indicated a need for further commission review (see "Higher Learning Commission Notification regarding Ashford University Non-Financial Indicator Conditions" below), and (2) the institution would be required to provide a report to the Higher Learning Commission no later than August 10, 2012 regarding its fulfillment of the commission's Criteria for Accreditation and Core Components, including the Minimum Expectations. Submission of the report would be followed by an advisory visit to occur no later than October 9, 2012.
The letter specifically requires the report to include: (1) evidence that Ashford University meets the Higher Learning Commission's Criteria for Accreditation relating to the role and autonomy of the institution's governing board and its relationship with Bridgepoint Education, Inc., including the role of faculty in overseeing academic policies and the integrity and continuity of academic programs; (2) evidence that Ashford University's resource allocations are sufficiently aligned with educational purposes and objectives in the areas of student completion and retention, the sufficiency of full-time faculty and model for faculty development, and plans for increasing enrollments; and (3) evidence demonstrating that Ashford University has an effective system for assessing and monitoring student learning and assuring academic vigor.
The letter further states that the Higher Learning Commission's President will present the report of the advisory visit team and her own recommendation to the HLC Board for action at its February 2013 meeting. At that meeting, the HLC Board may act to continue accreditation, with or without further monitoring, continue accreditation under sanction or “show cause” order, or withdraw accreditation. The letter further states that Ashford University would be scheduled for a HLC Board committee hearing prior to any HLC Board action to withdraw accreditation. The Higher Learning Commission's policies also provide for a right to appeal any HLC Board action to withdraw accreditation.
Additionally, the letter states that, while the HLC Board was aware of the jurisdictional issues pertaining to whether Ashford University has a substantial presence in the north central region, that issue was not a basis for the initiation of the review contemplated by the letter, and the Higher Learning Commission will pursue the two matters of review as parallel, not joined, processes.
Following Ashford University's receipt of the letter, the institution met with representatives of the Higher Learning Commission to discuss the timing of the advisory visit and the report demonstrating the institution's compliance with the Higher Learning Commission's accreditation criteria. Subsequent to these discussions, on July 27, 2012, Ashford University received a letter from the Higher Learning Commission that stated Ashford University will be permitted to provide the report demonstrating compliance with the commission's Criteria for Accreditation and Core Components in two phases, with the first phase due by August 31, 2012, and the second phase due by September 21, 2012. Additionally, the advisory visit will be postponed to the week of October 22, 2012, provided that the visit date may need to be adjusted due to the respective schedules of the advisory visit team members.
We and Ashford University intend to cooperate fully with the Higher Learning Commission in this matter.
Higher Learning Commission Notification regarding Ashford University Non-Financial Indicator Conditions. On July 13, 2012, the Higher Learning Commission notified Ashford University that it had been identified for further inquiry based on certain non-financial data the institution provided in its 2012 Institutional Annual Report. Under the Higher Learning Commission's Institutional Update process, all accredited and candidate institutions are required to provide certain financial and non-financial data to the commission annually; the commission then screens the non-financial data for seven indicator conditions and requests an institutional report from institutions that meet certain of these conditions. The purpose of the screening process is to identify institutions that may be at risk of not meeting certain of the Higher Learning Commission's Criteria for Accreditation.
Ashford University was identified for further inquiry because it met three of the indicator conditions: (1) the number of degrees awarded increased 40% or more compared to the prior year; (2) the number of full-time faculty increased 25% or more compared to the prior year; and (3) the ratio of full-time faculty to the number of degree programs was less than one in the period reported. As Ashford University is already under review through the Higher Learning Commissions' special monitoring process and is required to provide a written report and host an advisory visit as outlined in the letter received from the commission on July 12, 2012, the commission requested that Ashford University address these non-financial indicators and related Core Components in the report prepared as part of the special monitoring process.
Higher Learning Commission Notification regarding University of the Rockies Non-Financial Indicator Conditions. On July 24, 2012, the Higher Learning Commission notified University of the Rockies that it had been identified for further inquiry based on certain non-financial data the institution provided in its 2012 Institutional Annual Report. University of the Rockies was identified for further inquiry because it met two of the indicator conditions: (1) the number of degrees awarded increased 40% or more compared to the prior year; and (2) the number of full-time faculty increased 25% or more compared to the prior year. Accordingly, the Higher Learning Commission has requested that University of the Rockies provide a report to the commission, no later than August 23, 2012, that demonstrates the institution's ability to continue meeting the Core Components in light of the conditions at the institution that led to the indicators being identified. The Higher Learning Commission staff will then review the report, may request additional information if necessary, and will determine whether the report obviates the need for further review or requires further review by a panel; in the latter case, the panel will review the report and recommend whether the commission should accept the report, require further monitoring through a subsequent report or focused visit, or recommend action such as placing the institution on sanction.
Notification from U.S. Department of Education regarding on-site program review of University of the Rockies. On July 25, 2012, University of the Rockies received a letter from the U.S. Department of Education ("Department") stating that the Department has scheduled an on-site program review from August 20, 2012 through approximately August 24, 2012. The review will assess the institution's administration of Title IV programs and initially will cover the 2010-2011 and 2011-2012 award years, but may be expanded if deemed appropriate by the Department.

HELP Committee Majority Report. On July 29, 2012, the majority of the Health, Education, Labor and Pensions Committee of the U.S. Senate ("HELP Committee") issued a report entitled "For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success," which contains the staff's findings from its two-year investigation of the proprietary education sector. The staff report is critical of the sector generally and of us and our institutions specifically, expressing concerns surrounding the amount of Title IV and other federal funds received, the amount of money spent on marketing and recruiting, student retention and default rates, staffing levels, learning outcomes and accreditation, among other items. We cannot predict what legislation, if any, will result from the HELP Committee hearings, or other similar Congressional hearings, or what impact any such legislation might have on the proprietary education sector and our business in particular.
Gainful Employment. Under the Higher Education Act, schools operated on a for-profit basis are eligible to participate in Title IV programs only to the extent they have educational programs that lead to gainful employment in a recognized occupation, with the exception of qualified programs leading to a bachelor's degree in liberal arts. The Department published final regulations to establish minimal debt measures for determining whether certain postsecondary educational programs lead to gainful employment in recognized occupations, and the conditions under which such programs would be eligible for Title IV funding. For more information regarding the gainful employment regulations, see “Regulation-Department Regulation of Title IV Programs-Gainful employment” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 7, 2012.
On June 26, 2012, the Department published data on the debt measures for each gainful employment educational program at individual institutions, including Ashford University and the University of the Rockies. The Department previously had shared the data with institutions on June 21, 2012. The Department stated that the data was for informational purposes only; it was provided before enforcement of the regulation was scheduled to begin.
On June 30, 2012, the United States District Court for the District of Columbia vacated most of the gainful employment regulations and remanded those regulations to the Department for further action. On July 6, 2012, the Department issued an electronic announcement acknowledging that the Court had vacated the debt measures, that institutions would not be required to comply with related regulations regarding gainful employment reporting requirements and adding new gainful employment educational programs, and that institutions would be required to comply with requirements to disclose certain information about gainful employment educational programs. It is unclear how the Department will interpret the decision and its scope. In addition, the Court's decision is subject to appeal by the Department and could be modified or reversed on appeal. The Department could take further action to address the Court's concerns regarding the regulations and obtain approval to enforce the regulations, or the Department could attempt to issue new gainful employment regulations. We cannot predict what actions the Department will take in response to the Court's decision, when the Department would take those actions, how long those actions would take, or whether those actions will result in reinstated or new regulations, or in new interpretations of existing regulations.
Trends and uncertainties regarding revenue and continuing operations
The denial of initial accreditation by WASC has adversely affected Ashford University's academic reputation and may negatively impact its ability to enroll and retain students. Moreover, if Ashford University's review of the WASC decision to deny initial accreditation is unsuccessful, for the institution to demonstrate that it has satisfactorily addressed the conclusions of the WASC visiting team report and has come into compliance with the WASC Standards of Accreditation (as part of the institution's reapplication process), the institution may need to make significant changes to its operations and business model. The Higher Learning Commission may also require significant changes to Ashford University's operations and business model as part of the HLC Board's decision regarding the institution's accreditation in February 2013. Additionally, Ashford University's efforts to comply with the Higher Learning Commission's jurisdictional requirements, which require that the institution have a substantial presence in the north central region, could result in uncertain costs, management distraction and potential business disruption. Accordingly, although we continue to see a demand for postsecondary education and Title IV funds continue to be available to current and prospective students, our historical results and trends, including enrollments, marketing and promotional expenses and instructional costs and services, may not be indicative of our future results.
Liquidity and capital resources and anticipated capital expenditures
We have financed our operating activities and capital expenditures during 2012 and 2011 primarily through cash provided by operating activities. At June 30, 2012, we had cash, cash equivalents and investments totaling $470.6 million and no long-term debt. Based on our current level of operations and anticipated growth in enrollments, we believe that our cash flow from operating activities, our existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. For the year ending December 31, 2012, we expect capital expenditures to be approximately $38.4 million.
Seasonality
Our operations are generally subject to seasonal trends. While we enroll students throughout the year, our fourth quarter revenue generally is lower than other quarters due to the holiday break in December. We generally experience a seasonal increase in new enrollments in August and September of each year when most other colleges and universities begin their fall semesters.
Critical Accounting Policies and Use of Estimates
For the six months ended June 30, 2012, there were no material changes to the critical accounting policies and estimates discussed in "MD&A-Critical Accounting Policies and Use of Estimates" included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 7, 2012, except for the change related to stock-based compensation discussed in "MD&A-Critical Accounting Policies and Use of Estimates" included in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 1, 2012.

Results of Operations
The following table sets forth the condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	25.5	25.9	26.4	25.1
Marketing and promotional	30.7	25.9	31.3	25.8
General and administrative	14.3	13.8	17.0	13.2
Total costs and expenses	70.5	65.6	74.7	64.1
Operating income	29.5	34.4	25.3	35.9
Other income, net	0.3	0.3	0.3	0.3
Income before income taxes	29.8	34.7	25.6	36.2
Income tax expense	11.3	13.0	9.7	13.6
Net income	18.5%	21.7%	15.9%	22.6%
Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011
Revenue.    Our revenue for the three months ended June 30, 2012, was $256.3 million, representing an increase of $16.4 million, or 6.8%, as compared to revenue of $239.9 million for the three months ended June 30, 2011. This increase was primarily due to a tuition increase of 3% which was effective April 1, 2012. The tuition increase accounted for approximately 30.8% of the $16.4 million revenue increase between periods. In addition to the tuition increase, the revenue increase was also positively impacted by the enrollment growth of 9.6%, from 84,545 students at June 30, 2011, to 92,620 students at June 30, 2012. Enrollment growth is driven by various factors including prospective students' acceptance of our educational offerings, the quality of lead generation efforts, the number of admissions counselors and our ability to retain existing students. The increase in revenue was partially offset by an increase in institutional scholarships of $6.0 million in the aggregate between periods. We earned technology fees of $15.9 million for the three months ended June 30, 2012, representing 6.2% of total revenue during the period, compared to technology fees of $18.3 million for the three months ended June 30, 2011, representing 7.6% of total revenue during that period.
Instructional costs and services.    Our instructional costs and services for the three months ended June 30, 2012, were $65.4 million, representing an increase of $3.4 million, or 5.5%, as compared to instructional costs and services of $62.0 million for the three months ended June 30, 2011. This increase was primarily due to additional costs necessary to support increased student enrollment. Specific increases between periods were direct compensation in the areas of academic management, financial aid support and student services of $3.9 million, instructor fees of $1.2 million and facilities costs of $1.2 million. These increases were partially offset by decreases in bad debt expense of $2.0 million and in financial aid processing fees of $1.7 million. Instructional costs and services decreased, as a percentage of revenue, to 25.5% for the three months ended June 30, 2012, as compared to 25.9% for the three months ended June 30, 2011. The decrease of 0.4%, as a percentage of revenue, included relative decreases in bad debt expense of 1.1% and in financial aid processing fees of 0.8%. The relative decreases were partially offset by relative increases in direct compensation of 1.0%, as well as increases in instructor fees and facilities costs of 0.1% and 0.4%, respectively. As a percentage of revenue, bad debt expense was 3.9% for the three months ended June 30, 2012, compared to 5.0% for three months ended June 30, 2011.
Marketing and promotional expenses.    Our marketing and promotional expenses for the three months ended June 30, 2012, were $78.6 million, representing an increase of $16.4 million, or 26.4%, as compared to marketing and promotional expenses of $62.2 million for the three months ended June 30, 2011. The increase was primarily due to the growth of our admissions counselor workforce, as well as costs incurred for expanded marketing and branding efforts. Specific factors contributing to the overall increase between periods were increases in selling compensation of $9.5 million, advertising costs of $2.7 million, facilities costs of $2.6 million and professional fees of $1.2 million. The increase in selling compensation and advertising spending is expected to continue as we grow our admissions counselor workforce and continue our branding efforts. Our marketing and promotional expenses, as a percentage of revenue, increased to 30.7% for the three months ended June 30, 2012, from 25.9% for the three months ended June 30, 2011. The increase of 4.8% as a percentage of revenue was mainly due to the relative increases in selling compensation of 2.8%, advertising costs of 0.5% and facilities costs of 0.8%.
General and administrative expenses.    Our general and administrative expenses for the three months ended June 30, 2012, were $36.8 million, representing an increase of $3.7 million, or 11.0%, as compared to general and administrative expenses of $33.1 million for the three months ended June 30, 2011. The overall increase between periods was primarily due to increases in administrative compensation of $2.0 million, facilities of $0.7 million and consulting fees and outside services of $0.7 million. Our general and administrative expenses, as a percentage of revenue, increased to 14.3% for the three months ended June 30, 2012, from 13.8% for the three months ended June 30, 2011. The increase of 0.5% as a percentage of revenue was primarily due to relative increases in administrative compensation of 0.4%, facilities of 0.2% and consulting fees and outside services of 0.2%, offset by a relative decrease in professional fees of 0.3%.
Other income, net.    Other income, net, was $0.9 million for the three months ended June 30, 2012, as compared to $0.7 million for the three months ended June 30, 2011, representing an increase of $0.2 million. The increase was primarily due to increased levels of interest income on higher average cash balances.
Income tax expense.    We recognized income tax expense for the three months ended June 30, 2012 and 2011, of $28.9 million and $31.1 million, respectively, at effective tax rates of 37.9% and 37.3%, respectively. The increase in our effective tax rate between periods was primarily due to an expanded presence in the state of Colorado.
Net income.    Net income was $47.5 million for the three months ended June 30, 2012, compared to net income of $52.1 million for the three months ended June 30, 2011, a decrease of $4.6 million, as a result of the factors discussed above.
Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011
Revenue.    Our revenue for the six months ended June 30, 2012, was $506.7 million, representing an increase of $37.4 million, or 8.0%, as compared to revenue of $469.3 million for the six months ended June 30, 2011. This increase was primarily due to a 3% tuition increase for online courses at our institutions which became effective on April 1, 2012. The tuition increase accounted for approximately 44.3% of the $37.4 million revenue increase between periods. In addition to the tuition increase, the revenue increase was also positively impacted by the enrollment growth of 9.6%, from 84,545 students at June 30, 2011, to 92,620 students at June 30, 2012. Enrollment growth is driven by various factors including prospective students' acceptance of our educational offerings, the quality of lead generation efforts, the number of admissions counselors and our ability to retain existing students. The revenue increase was partially offset by an increase in institutional scholarships of $14.5 million in the aggregate between periods. We earned technology fees of $31.7 million for the six months ended June 30, 2012, representing 6.3% of total revenue during the period, compared to technology fees of $36.9 million for the six months ended June 30, 2011, representing 7.9% of total revenue during that period. The decline in technology fees between periods is primarily due to the decline in new student enrollments between periods.
Instructional costs and services.    Our instructional costs and services for the six months ended June 30, 2012, were $133.9 million, representing an increase of $16.1 million, or 13.6%, as compared to instructional costs and services of $117.8 million for the six months ended June 30, 2011. This increase was primarily due to additional costs necessary to support increased student enrollment. Specific increases between periods were direct compensation in the areas of academic management, financial aid support and student services of $10.0 million, bad debt expense of $1.3 million, instructor fees of $3.2 million, and facilities costs of $2.6 million. These increases were partially offset by a decrease in financial aid processing fees of $3.3 million. Instructional costs and services, as a percentage of revenue, increased to 26.4% for the six months ended June 30, 2012, as compared to 25.1% for the six months ended June 30, 2011. The increase of 1.3% included relative increases in direct compensation of 1.4%, instructor fees of 0.2%, and facilities costs of 0.4%. These relative increases were partially offset by relative decreases in financial aid processing fees of 0.8% as well as bad debt expense of 0.1%. As a percentage of revenue, bad debt expense was 4.9% for the six months ended June 30, 2012, compared to 5.0% for six months ended June 30, 2011.
Marketing and promotional expenses.    Our marketing and promotional expenses for the six months ended June 30, 2012, were $158.7 million, representing an increase of $37.5 million, or 31.0%, as compared to marketing and promotional expenses of $121.2 million for the six months ended June 30, 2011. The increase was primarily due to the growth of our admissions counselor workforce, as well as costs incurred to purchase additional leads. Specific factors contributing to the overall increase between periods were increases in selling compensation of $20.9 million, advertising costs of $8.9 million, facilities costs of $4.6 million and other advertising and promotional costs of $2.6 million. The increase in selling compensation and advertising spending is expected to continue as we grow our admissions counselor workforce and continue our branding efforts. Our marketing and promotional expenses, as a percentage of revenue, increased to 31.3% for the six months ended June 30, 2012, from 25.8% for the six months ended June 30, 2011. The increase of 5.5%, as a percentage of revenue, included relative increases in selling compensation of 3.1%, advertising of 1.2% and facilities costs of 0.7%.
General and administrative expenses.    Our general and administrative expenses for the six months ended June 30, 2012, were $86.3 million, representing an increase of $24.6 million, or 39.9%, as compared to general and administrative expenses of $61.7 million for the six months ended June 30, 2011. The overall increase between periods was primarily due to increases in administrative costs of $7.0 million, and an accrual of $11.1 million related to a settlement agreement for three consolidated lawsuits that was recorded in the six months ended June 30, 2012. Other increases between periods were consulting and outside services of $2.1 million, and facilities costs of $1.6 million. Our general and administrative expenses, as a percentage of revenue, increased to 17.0% for the six months ended June 30, 2012, compared to 13.2% for the six months ended June 30, 2011. The increase of 3.8%, as a percentage of revenue, included relative increases in legal settlements of 2.2%, administrative compensation of 0.9% and consulting and outside services of 0.4%.
Other income, net.    Other income, net, was $1.5 million for the six months ended June 30, 2012, as compared to $1.3 million for the six months ended June 30, 2011, representing an increase of $0.2 million. The increase was primarily due to increased levels of interest income on higher average cash balances.
Income tax expense.    We recognized income tax expense for the six months ended June 30, 2012 and 2011, of $48.9 million and $63.9 million, respectively, at effective tax rates of 37.8% and 37.6%, respectively. The increase in our effective tax rate between periods was primarily due to an expanded presence in the state of Colorado.
Net income.    Net income was $80.5 million for the six months ended June 30, 2012, compared to net income of $106.1 million for the six months ended June 30, 2011, a decrease of $25.6 million, as a result of the factors discussed above.
Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the six months ended June 30, 2012 and 2011, primarily through cash provided by operating activities. Our cash and cash equivalents were $180.4 million at June 30, 2012, and $133.9 million at December 31, 2011. At June 30, 2012, and December 31, 2011, we had investments of $290.2 million and $273.3 million, respectively.
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
We noted an increase in fair value of our short and long-term investments at June 30, 2012, as compared to December 31, 2011. We believe that the increase is due to market response to the stabilization of credit ratings and the on-going financial recoveries of many major U.S and world banks. We believe that the fluctuations we have recently experienced are temporary in nature and we maintain that while some our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover the value.
Available borrowing facilities
From January 1, 2012 to April 2012, we were party to a $50 million revolving line of credit (the "Old Facility") with Comerica Bank ("Comerica") pursuant to a Credit Agreement, Revolving Credit Note and Security Agreement (collectively, the "Prior Loan Documents"). On April 13, 2012, we entered into a new revolving line of credit ("New Facility") pursuant to an Amended and Restated Revolving Credit Agreement ("Revolving Credit Agreement") with the lenders signatory thereto and Comerica as administrative agent. The Revolving Credit Agreement and the New Facility amend, restate and supersede the Old Facility and the Prior Loan Documents. At our option, we may increase the size of the New Facility up to $100 million (in certain minimum increments), subject to the terms and conditions of the Revolving Credit Agreement. Additionally, we may

request swing-line advances under the New Facility up to $3 million in the aggregate. For more information about the Loan Documents and the New Facility, see Note 6, “Credit Facilities,” to our condensed consolidated financial statements which are included elsewhere in this report.
As of June 30, 2012, we had no borrowings outstanding under the New Facility. As of June 30, 2012, we used the availability under the New Facility to issue letters of credit aggregating $5.1 million.
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
Title IV funding
Our institutions derive the substantial majority of their respective revenues from various federal student financial assistance programs authorized under Title IV of the Higher Education Act. Our institutions are subject to significant regulatory scrutiny on the basis of numerous standards that the institutions must satisfy in order to participate in Title IV programs. For more information regarding Title IV programs and the regulation thereof, see “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 7, 2012. The balance of revenues derived by our institutions is from military and government reimbursement, payments made in cash by individuals, reimbursement from corporate affiliates, private loans and internal loan programs.
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
Operating activities
Net cash provided by operating activities was $76.8 million and $116.2 million for the six months ended June 30, 2012 and 2011, respectively. The overall decrease of $39.4 million between the two periods was primarily related to the the decrease of $25.6 million in net income between periods, along with increase in the growth of accounts receivable of $19.0 million between periods, offset by the decrease in the growth of deferred revenue and student deposits of $5.2 million between periods. We expect to continue to generate cash from our operating activities for the foreseeable future.
Investing activities
Investing activities consisted primarily of purchases of, and sales and maturities of, investments. Net cash used in investing activities was $38.0 million and $52.4 million for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, we purchased $108.4 million of investments and there were sales and maturities of $88.2 million. This compares to purchases of $114.1 million and maturities of $75.5 million in the same period in 2011. Additionally, capital expenditures for the six months ended June 30, 2012, were $15.0 million, compared with $12.5 million for the six months ended June 30, 2011. We will continue to invest in computer equipment and office furniture to support our increasing employee headcount, as well as continuing to invest in infrastructure to support the expansion of our ground campuses. We expect our capital expenditures to be approximately $38.4 million in 2012.
Financing activities
Net cash provided by financing activities was $7.7 million for the six months ended June 30, 2012, whereas net cash used in financing activities was $41.8 million for the six months ended June 30, 2011. During the six months ended June 30, 2012, net cash provided by financing activities reflects the cash provided by option exercises and the related tax benefit of the option exercises. During the six months ended June 30, 2011 net cash used in financing activities was primarily related to the repurchase of our common stock pursuant to our share repurchase programs.

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
Significant Cash and Contractual Obligations
The following table sets forth, as of June 30, 2012, certain significant cash and contractual obligations that will affect our future liquidity.

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Operating lease obligations	$281,979	$16,537	$35,416	$36,882	$37,256	$38,204	$117,684
Other contractual obligations	28,388	3,745	10,586	10,707	2,827	523	—
Uncertain tax positions	8,726	—	8,726	—	—	—	—
Total	$319,093	$20,282	$54,728	$47,589	$40,083	$38,727	$117,684
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of June 30, 2012, our total available surety bond facility was $12.0 million and the surety had issued bonds totaling $9.8 million on our behalf under such facility.
Recent Accounting Pronouncements Not Yet Adopted
In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, which amends Accounting Standards Codification Topic 350, Testing Indefinite-Lived Intangible Assets for Impairment. The amended standard reduces the cost and complexity of testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing companies to perform a qualitative assessment to determine whether further impairment testing is necessary, similar in approach to the goodwill impairment test. The guidance provided in ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not believe that the adoption of ASU 2012-02 will have a material effect on our consolidated financial statements.
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

Interest rate risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of June 30, 2012, we had no borrowings under the New Facility.
Our future investment income may vary from expectations due to changes in interest rates. At June 30, 2012, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned from cash, cash equivalents or investments.
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

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. Below is a list of certain material legal proceedings to which we or our subsidiaries is a party. For information regarding other material pending legal proceedings involving us and our subsidiaries, see "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 7, 2012. Except as specified below, there have been no material developments with respect to any of such proceedings since the filing of such report.
Securities Class Action
On July 13, 2012, a securities class action complaint was filed in the U.S. District Court for the Southern District of California by Donald K. Franke naming us, Andrew Clark, Daniel Devine and Jane McAuliffe as defendants for allegedly making false and materially misleading statements regarding our business and financial results, specifically the concealment of accreditation problems at Ashford University. The complaint asserts a putative class period stemming from May 3, 2011 to July 6, 2012. A substantially similar complaint was also filed in the same court by Luke Sacharczyk on July 17, 2012 making similar allegations against us, Andrew Clark and Daniel Devine, which complaint asserts a putative class period stemming from May 3, 2011 to July 12, 2012. Finally, on July 26, 2012, another purported securities class action complaint was filed in the same court by David Stein against the same defendants based upon the same general set of allegations and class period. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.
We have not yet responded to these complaints and anticipate that, pursuant to the Private Securities Litigation Reform Act of 1995, the Court will appoint a lead plaintiff and lead counsel pursuant to the provisions of that law, and eventually a consolidated amended complaint will be filed. We are evaluating these complaints and intend to vigorously defend against them. However, because of the many questions of fact and law that may arise, the outcome of these legal proceedings is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss and accordingly have not accrued any liability associated with these actions.
Shareholder Derivative Action
On July 24, 2012, a shareholder derivative complaint was filed in California Superior Court by Alonzo Martinez. In the complaint, the plaintiff asserts a derivative claim on our behalf against certain of our current and former officers and directors. The complaint is entitled Martinez v. Clark, et al, and generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. We and the individual defendants have not yet responded to the complaint.
Stevens v. Bridgepoint Education, Inc.
In February 2011, we received a copy of a complaint filed as a class action lawsuit naming us, Ashford University, LLC, and certain employees as defendants. The complaint was filed in the Superior Court of the State of California in San Diego on February 17, 2011, and was captioned Stevens v. Bridgepoint Education, Inc. The complaint generally alleged that the plaintiffs and similarly situated employees were improperly denied certain wage and hour protections under California law.
In April 2011, we received a copy of a complaint filed as a class action lawsuit naming us and Ashford University, LLC, as defendants. The complaint was filed in the Superior Court of the State of California in San Diego on April 25, 2011, and was captioned Moore v. Ashford University, LLC. The complaint generally alleged that the plaintiff and similarly situated employees were improperly denied certain wage and hour protections under California law.
In May 2011, we received a copy of a complaint filed as a class action lawsuit naming us as a defendant. The complaint was filed in the Superior Court of the State of California in San Diego on May 6, 2011, and was captioned Sanchez v. Bridgepoint Education, Inc. The complaint generally alleged that the plaintiff and similarly situated employees were improperly denied certain wage and hour protections under California law.
In October 2011, the above named cases were consolidated because they involved common questions of law and fact, with Stevens v. Bridgepoint Education, Inc. designated as the lead case.

In April 2012, we entered into a settlement agreement with the plaintiffs of the above named cases to settle the claims on a class-wide basis. Under the terms of the settlement agreement, we agreed to pay an amount to settle the plaintiffs' claims, plus any related payroll taxes. We accrued a $10.8 million expense in connection with the settlement agreement during the six months ended June 30, 2012. On May 15, 2012, the Court granted preliminary settlement approval and scheduled a final settlement approval hearing in August 2012.
Guzman v. Bridgepoint Education, Inc.
In January 2011, Betty Guzman filed a class action lawsuit against Bridgepoint Education, Inc., Ashford University and University of the Rockies in the U.S. District Court for the Southern District of California.  The complaint is entitled Guzman v. Bridgepoint Eduction, Inc., et al, and alleges that the defendants engaged in misrepresentation and other unlawful behavior in their efforts to recruit and retain students.  The complaint asserts a putative class period of March 1, 2005 through the present.  In March 2011, the defendants filed a motion to dismiss the complaint, which was granted by the Court with leave to amend in October 2011.  In January 2012, the plaintiff filed a first amended complaint asserting similar claims and the same class period, and the defendants filed another motion to dismiss.  In May 2012, the Court granted the University of the Rockies' motion to dismiss and granted in part and denied in part the motion to dismiss filed by Bridgepoint Education, Inc. and Ashford University.  The Court also granted the plaintiff leave to file a second amended complaint.
We believe the lawsuit is without merit and intend to vigorously defend against it.  However, because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point.  Based on the information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.

Item 1A.    Risk Factors.
Investing in our common stock involves risk. In addition to the risk factors set forth below, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 7, 2012. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Our institutions' failure to maintain accreditation would result in a loss of eligibility to participate in Title IV programs. Ashford University has been placed on special monitoring by its principal accreditor and its accreditation is under review.
An institution must be accredited by an accrediting agency recognized by the U.S. Department of Education ("Department") to participate in Title IV programs. Each of our institutions is accredited by the Higher Learning Commission, which is recognized by the Department as a reliable authority regarding the quality of education and training provided by the institutions it accredits. To remain accredited, our institutions must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. If either of our institutions fails to satisfy any of the Higher Learning Commission's standards, it could lose its accreditation.
On July 12, 2012, Ashford University received a letter from the Higher Learning Commission stating that (1) Ashford University will be placed on special monitoring because of the decision by WASC to deny the institution initial accreditation and also because of certain other non-financial data provided by the institution that indicated a need for further commission review, and (2) the institution will be required to provide a report to the Higher Learning Commission regarding its fulfillment of the commission's Criteria for Accreditation and Core Components, including the Minimum Expectations. Submission of the report will be followed by an advisory visit. The Higher Learning Commission's President will then present the report of the advisory visit team and her own recommendation to the HLC Board for action at its February 2013 meeting. At that meeting, the HLC Board may act to continue Ashford University's accreditation, with or without further monitoring, continue accreditation under sanction or “show cause” order, or withdraw accreditation. For more information, see "MD&A-Overview-Recent Developments" in Part I, Item 2 of this report.
On June 25, 2012, the Higher Learning Commission informed Ashford University that the institution must demonstrate that it has a "substantial presence," as defined by commission policy, in the 19-state north central region and accordingly is within the Higher Learning Commission's jurisdiction under new requirements which became effective on July 1, 2012. For more information, see the risk factor below entitled "If Ashford University fails to demonstrate that it is within the Higher Learning Commission's jurisdiction, the institution could lose accreditation."
Additionally, on July 24, 2012, the Higher Learning Commission notified University of the Rockies that it had been identified for further inquiry based on certain non-financial data the institution provided in its 2012 Institutional Annual Report. Under the Higher Learning Commission's Institutional Update process, all accredited and candidate institutions are required to provide certain financial and non-financial data to the commission annually; the commission then screens the non-financial data for seven indicator conditions and requests an institutional report from institutions that meet certain of these conditions. The purpose of the screening process is to identify institutions that may be at risk of not meeting certain of the Higher Learning Commission's Criteria for Accreditation. The Higher Learning Commission has requested that University of the Rockies provide a report to the commission, no later than August 23, 2012, that demonstrates the institution's ability to continue meeting the Core Components in light of the conditions at the institution that led to the indicators being identified. The Higher Learning Commission staff will then review the report, may request additional information if necessary, and will determine whether the report obviates the need for further review or requires further review by a panel; in the latter case, the panel will review the report and recommend whether the commission should accept the report, require further monitoring through a subsequent report or focused visit, or recommend action such as placing the institution on sanction.
Loss of accreditation would denigrate the value of our institutions' educational programs and would cause them to lose their eligibility to participate in Title IV programs, which would have a material adverse effect on our enrollment, revenues and results of operations.

If Ashford University fails to demonstrate that it is within the Higher Learning Commission's jurisdiction, the institution could lose accreditation.
In June 2010, the HLC Board adopted revised bylaws which outline the basis on which an institution falls within the Higher Learning Commission's jurisdiction. The revised bylaws provide, subject to specified grace periods and grandfathering provisions, that an institution must be incorporated within a state in the 19-state north central region and also have a "substantial presence" in the north central region, as defined by commission policy, to be considered within the commission's jurisdiction. In November 2010, the Higher Learning Commission adopted a policy which specifies that an institution would be considered to have a “substantial presence” in the north central region only if the institution can demonstrate to the commission that its operations are substantially in the north central region. The institution must provide evidence that the majority of its educational administration and activity, business operations and executive and administrative leadership are located or operating within the north central region and that it has at least one campus or additional location, as applicable, located in the north central region.
On June 25, 2012, Ashford University received a letter from the Higher Learning Commission stating that the institution must demonstrate, no later than December 1, 2012, that it has a "substantial presence," as defined by commission policy, in the 19-state north central region and accordingly is within the Higher Learning Commission's jurisdiction under new requirements which became effective on July 1, 2012. Following Ashford University's receipt of this letter, the institution met with representatives of the Higher Learning Commission regarding the timing and components of becoming compliant with the commission's jurisdictional requirements in light of the institution's plans to reapply for initial accreditation with WASC.
Subsequent to these discussions, on July 27, 2012, Ashford University received a letter from the Higher Learning Commission that stated Ashford University will be required to provide the commission with an implementation plan on or before December 1, 2012, that demonstrates how the institution will comply with the commission's policy on substantial presence in the event that a migration to WASC either will not occur or is significantly delayed. The HLC Board will review the implementation plan at its February 2013 meeting to determine whether it is acceptable. If Ashford University is required to exercise the implementation plan, the institution must accomplish the move of its core operations to the 19-state north central region immediately after the anticipated June 2013 WASC decision. If the HLC Board does not accept Ashford University's proposed implementation plan at its February 2013 meeting, the HLC Board may begin the process of reconsidering the institution's accreditation because it no longer meets the commission's jurisdictional requirements; this process could lead to withdrawal of accreditation.
Loss of accreditation would denigrate the value of Ashford University's educational programs and would cause the institution to lose its eligibility to participate in Title IV programs, which would have a material adverse effect on our enrollment, revenues and results of operations. If Ashford University is required to comply with the Higher Learning Commission's jurisdictional requirements, it is expected that the institution would need to consolidate a significant portion of its educational administration and activity, business operations and executive and administrative leadership in the 19-state north central region, which could result in uncertain costs, management distraction and potential business disruption.
Ashford University's application for initial accreditation to WASC was denied, which has adversely affected the institution's academic reputation and may negatively impact its ability to enroll and retain students. The institution's attempts to appeal WASC's decision and to reapply for initial accreditation may also be unsuccessful.
On July 5, 2012, Ashford University received official notice from WASC that the accrediting body acted to deny initial accreditation to the institution. WASC found that Ashford University had not yet demonstrated substantial compliance with certain of the WASC Standards for Accreditation, as would be required for initial accreditation. The denial of initial accreditation by WASC has adversely affected Ashford University's academic reputation and may negatively impact its ability to enroll and retain students. A significant decline in student enrollment at Ashford University could materially and adversely affect our revenues and results of operations.
Furthermore, although Ashford University intends to appeal the decision to deny initial accreditation and simultaneously to reply for initial accreditation, such efforts may be unsuccessful. As a result, the institution's academic reputation and ability to enroll and retain students may further deteriorate. In addition, to remain eligible for Title IV programs, Ashford University will be required to maintain its accreditation with the Higher Learning Commission, including satisfying the commission's jurisdictional requirements, which would likely require the institution to consolidate a significant portion of its educational administration and activity, business operations and executive and administrative leadership in the north central region. Such consolidation could result in uncertain costs, management distraction and potential business disruption; currently, the institution's academic and administrative activity is concentrated in San Diego, California. For more information regarding the Higher Learning Commission's jurisdictional rules and related risks, see the risk factor above entitled "If Ashford University fails to demonstrate that is within the Higher Learning Commission's jurisdiction, the institution could lose accreditation."
As a result of recent negative publicity and changes that may required by Ashford University's accreditors to the institution's operations and business model, our historical financial and business results may not necessarily be representative of future results.
The denial of initial accreditation by WASC has adversely affected Ashford University's academic reputation and may negatively impact its ability to enroll and retain students. Moreover, if Ashford University's appeal of the WASC decision to deny initial accreditation is unsuccessful, for the institution to demonstrate that it has satisfactorily addressed the conclusions of the WASC visiting team report and has come into compliance with the WASC Standards of Accreditation (as part of the institution's reapplication process), the institution may need to make significant changes to its operations and business model. The Higher Learning Commission may also require significant changes to Ashford University's operations and business model as part of the HLC Board's decision regarding the institution's accreditation in February 2013. Additionally, Ashford University's efforts to comply with the Higher Learning Commission's jurisdictional requirements, which require that the institution have a substantial presence in the north central region, could result in uncertain costs, management distraction and potential business disruption. Accordingly, although we continue to see a demand for postsecondary education and Title IV funds continue to be available to current and prospective students, our historical results and trends, including enrollments, marketing and promotional expenses and instructional costs and services, may not be indicative of our future results.
The Department is conducting a program review of University of the Rockies, which may result in the repayment of Title IV funds and may lead to fines, penalties, or other sanctions, and damage to the institution's reputation in the industry.
The Department periodically reviews institutions participating in Title IV programs for compliance with applicable standards and regulations. On July 25, 2012, the Department notified University of the Rockies that it has scheduled an on-site program review from August 20, 2012 through approximately August 24, 2012. The review will assess the institution's administration of Title IV programs and initially will cover the 2010-2011 and 2011-2012 award years, but may be expanded if deemed appropriate by the Department. If the Department were to make significant findings of non-compliance as part of the program review, University of the Rockies could be required to pay a fine, return Title IV funds previously received, or be subjected to other administrative sanctions. While we cannot currently predict the final outcome of the Department review, any such final adverse finding could damage the institution's reputation in the industry and negatively impact our enrollment, revenues and results of operations.
Action by the U.S. Congress to revise the laws governing Title IV programs or to reduce funding for these programs could negatively impact our business.
The U.S. Congress must periodically reauthorize the Higher Education Act of 1965, as amended (the “Higher Education Act”), and annually determine the funding level for each Title IV program. In 2008, the Higher Education Act was reauthorized through September 30, 2014 by the Higher Education Opportunity Act. The U.S. Congress may propose and pass revisions to the Higher Education Act between reauthorizations, subject to approval by the President. The U.S. Congress also determines the funding levels for Title IV programs annually through the budget and appropriations process. Any action by the U.S. Congress that significantly reduces Title IV program funding or the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollments, revenues and results of operations.
For example, as the federal Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a potential target for reduction as the U.S. Congress addresses unprecedented budget deficits. Subsidized Stafford loans are also a potential target for reduction. Under the Pell Grant program, the Department makes grants to undergraduate students who demonstrate financial need; likewise, subsidized Stafford loans are federally guaranteed loans based on financial need. Interest does not accrue on subsidized Stafford loans while a student is in school at least half time, or during any future grace or deferment periods; the federal government pays the interest on such loans during these times. If in the future funding is reduced for the Pell Grant program (such as a reduction in the maximum award amount), if fewer students or programs are deemed eligible for the Pell Grant Program or if loan interest subsidies are eliminated for Stafford loans (e.g., eligibility for such loans has been eliminated for graduate students effective July 1, 2012), all of which measures have been proposed in recent Congressional budget negotiations, college may become less affordable for certain students at our institutions, which could negatively impact our enrollments, revenue and results of operations.

Additionally, there has been increased focus by the U.S. Congress on the role that proprietary educational institutions play in higher education. In particular, the Health, Education, Labor and Pensions Committee of the U.S. Senate ("HELP Committee") has issued several reports and held a series of hearings regarding the proprietary education sector and Title IV programs, including a March 2011 hearing specifically about us and Ashford University entitled “Bridgepoint Education, Inc.: A Case Study in For-Profit Education and Oversight.” In connection with these hearings, the HELP Committee requested a broad range of detailed information from various proprietary institutions, including Ashford University and University of the Rockies; we and our institutions cooperated with these requests. Most recently, on July 29, 2012, the majority staff of the HELP Committee issued a report entitled "For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success," which contains the staff's findings from the committee's two-year investigation of the proprietary education sector. The report is critical of the sector generally and of us and our institutions specifically, expressing concerns surrounding the amount of Title IV and other federal funds received, the amount of money spent on marketing and recruiting, student retention and default rates, staffing levels, learning outcomes and accreditation, among other items.
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
On July 13, 2012, a securities class action complaint was filed in the U.S. District Court for the Southern District of California by Donald K. Franke naming us, Andrew S. Clark, Daniel J. Devine and Jane McAuliffe as defendants for allegedly making false and materially misleading statements regarding our business and financial results, specifically the concealment of accreditation problems at Ashford University. The complaint asserts a putative class period stemming from May 3, 2011 to July 6, 2012. A substantially similar complaint was also filed in the same court by Luke Sacharczyk on July 17, 2012 making similar allegations against us, Andrew S. Clark and Daniel J. Devine, which complaint asserts a putative class period stemming from May 3, 2011 to July 12, 2012. Finally, on July 26, 2012, another purported securities class action complaint was filed in the same court by David Stein against the same defendants based upon the same general set of allegations and class period. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. We have not yet responded to these complaints and anticipate that, pursuant to the Private Securities Litigation Reform Act of 1995, the Court will appoint a lead plaintiff and lead counsel pursuant to the provisions of that law, and eventually a consolidated amended complaint will be filed. We are evaluating the lawsuit and intend to vigorously defend against it. However, because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point.
On July 24, 2012, a shareholder derivative complaint was filed in California Superior Court by Alonzo Martinez. In the complaint, the plaintiff asserts a derivative claim on our behalf against certain of our current and former officers and directors. The complaint is entitled Martinez v. Clark, et al, and generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. We and the individual defendants have not yet responded to the complaint.
For more information regarding current material legal proceedings involving us and our institutions, including state attorney general investigations in Iowa, New York and North Carolina, see Note 10, "Commitments and Contingencies," to our condensed consolidated financial statements which are included elsewhere in this report and “Legal Proceedings” in Part II, Item 1 of this report.
The price of our common stock has fluctuated significantly and you could lose all or part of your investment.
Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common stock has fluctuated significantly in the past (for the 18 months ended July 31, 2012, our common stock traded at a low of $8.11 per share and at a high of $30.62 per share), and there is no assurance it will not continue to fluctuate significantly for a variety of different reasons, including, without limitation:

•	developments regarding the accreditation of our academic institutions, particularly Ashford University;

•	our quarterly or annual earnings or those of other companies in our industry;

•	public reaction to our press releases, corporate communications and SEC filings;

•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of other companies in our industry;

•	seasonal variations in our student enrollment;

•	new laws or regulations or new interpretations of laws or regulations applicable to our industry or business;

•	negative publicity, including government hearings and other public lawmaker or regulator criticism, regarding our industry or business;

•	changes in our enrollment or in the growth rate of our enrollment;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	litigation involving our company or investigations or audits by regulators into the operations of our company or our competitors;

•	sales of common stock by our directors, executive officers and significant stockholders; and

•	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
On June 4, 2012, we issued 2,222 shares of common stock to an investor upon the exercise of a warrant to purchase common stock at an exercise price of $1.125 per share for total proceeds to us of $2,500. The shares were offered and sold in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. An appropriate restrictive legend was placed on the stock certificate.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Not Applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit		Description
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on May 21, 2009).
3.2		Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Form S-1 filed on March 20, 2009).
4.1		Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1 filed on March 30, 2009).
4.2		Second Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Form S-1 filed on September 4, 2009).
10.1		Amended and Restated Revolving Credit Agreement dated as of April 13, 2012.
10.2	†	First Amendment dated June 28, 2012, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.
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
The following financial information from our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the SEC on August 7, 2012, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets as of June 30, 2012, and December 31, 2011; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iv) the Condensed Consolidated Statement of Stockholder's Equity for the six months ended June 30, 2012; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements.

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

BRIDGEPOINT EDUCATION, INC.

August 7, 2012	/s/ DANIEL J. DEVINE
Daniel J. Devine Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)