Form 10-Q
period 2012-09-30
Bridgepoint Education Inc
filed 2012-11-05
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of November 2, 2012, was 53,992,300.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of September 30, 2012	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$181,577	$133,921
Restricted cash	—	25
Investments	142,984	153,779
Accounts receivable, net	111,010	62,156
Deferred income taxes	5,313	5,429
Prepaid expenses and other current assets	22,722	17,199
Total current assets	463,606	372,509
Property and equipment, net	98,281	89,667
Investments	146,887	119,507
Student loans receivable, net	14,992	9,255
Goodwill and intangibles, net	10,182	7,037
Deferred income taxes	10,752	11,200
Other long-term assets	2,490	4,461
Total assets	$747,190	$613,636
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,357	$8,961
Accrued liabilities	56,509	40,205
Deferred revenue and student deposits	172,255	185,446
Total current liabilities	236,121	234,612
Rent liability	24,347	16,595
Other long-term liabilities	9,293	8,781
Total liabilities	269,761	259,988
Commitments and contingencies (see Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at September 30, 2012, and December 31, 2011	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 61,243 issued and 53,993 outstanding at September 30, 2012; 58,981 issued and 51,731 outstanding at December 31, 2011	612	590
Additional paid-in capital	148,317	137,447
Retained earnings	463,121	351,177
Accumulated other comprehensive gain (loss)	350	(595)
Treasury stock, 7,250 shares at cost at both September 30, 2012, and December 31, 2011	(134,971)	(134,971)
Total stockholders' equity	477,429	353,648
Total liabilities and stockholders' equity	$747,190	$613,636
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$252,076	$242,771	$758,815	$712,084
Costs and expenses:
Instructional costs and services	75,699	69,611	209,569	187,432
Marketing and promotional	90,291	68,848	248,962	190,002
General and administrative	36,364	34,539	122,673	96,215
Total costs and expenses	202,354	172,998	581,204	473,649
Operating income	49,722	69,773	177,611	238,435
Other income, net	955	608	2,492	1,937
Income before income taxes	50,677	70,381	180,103	240,372
Income tax expense	19,232	26,570	68,159	90,493
Net income	$31,445	$43,811	$111,944	$149,879
Earnings per share:
Basic	$0.59	$0.85	$2.13	$2.85
Diluted	0.56	0.78	2.00	2.60
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	53,184	51,822	52,576	52,565
Diluted	55,756	56,375	56,089	57,624
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$31,445	$43,811	$111,944	$149,879
Other comprehensive gain, net of tax:
Unrealized gains on investments	308	—	945	—
Comprehensive income	$31,753	$43,811	$112,889	$149,879
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2011	58,981	$590	$137,447	$351,177	$(595)	$(134,971)	$353,648
Stock-based compensation	—	—	9,915	—	—	—	9,915
Exercise of stock options	2,212	22	2,218	—	—	—	2,240
Tax withholdings related to net issuance of stock options	—	—	(10,418)	—	—	—	(10,418)
Excess tax benefit of option exercises	—	—	8,446	—	—	—	8,446
Stock issued under employee stock purchase plan	34	—	707	—	—	—	707
Stock issued under restricted stock plan	14	—	—	—	—	—	—
Exercise of warrants	2	—	2	—	—	—	2
Net income	—	—	—	111,944	—	—	111,944
Unrealized gains on investments, net of tax	—	—	—	—	945	—	945
Balance at September 30, 2012	61,243	$612	$148,317	$463,121	$350	$(134,971)	$477,429
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$111,944	$149,879
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	41,327	40,896
Depreciation and amortization	12,761	8,694
Amortization of premium/discount	5,384	2,443
Deferred income taxes	—	1,720
Stock-based compensation	9,915	7,803
Excess tax benefit of option exercises	(8,446)	(15,750)
Loss on disposal of fixed assets	—	11
Changes in operating assets and liabilities:
Accounts receivable	(90,188)	(69,538)
Prepaid expenses and other current assets	(3,982)	(985)
Student loans receivable	(5,730)	(2,320)
Other long-term assets	1,971	(53)
Accounts payable and accrued liabilities	23,559	30,055
Deferred revenue and student deposits	(13,191)	(8,707)
Other liabilities	8,264	4,541
Net cash provided by operating activities	93,588	148,689
Cash flows from investing activities
Capital expenditures	(20,803)	(24,438)
Purchases of investments	(173,512)	(233,991)
Restricted cash	25	—
Capitalized curriculum development costs	(4,130)	(2,237)
Sales and maturities of investments	151,511	157,049
Net cash used in investing activities	(46,909)	(103,617)
Cash flows from financing activities
Proceeds from exercise of stock options	2,240	4,384
Tax withholdings related to net issuance of stock options	(10,418)	—
Excess tax benefit of option exercises	8,446	15,750
Proceeds from the issuance of stock under employee stock purchase plan	707	642
Proceeds from the exercise of warrants	2	79
Repurchase of common stock	—	(92,778)
Net cash provided by (used in) financing activities	977	(71,923)
Net increase (decrease) in cash and cash equivalents	47,656	(26,851)
Cash and cash equivalents at beginning of period	133,921	188,518
Cash and cash equivalents at end of period	$181,577	$161,667
Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$2,076	$1,412
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business
Bridgepoint Education, Inc. (together with its subsidiaries, the "Company"), was incorporated in 1999 and is a provider of postsecondary education services. Its wholly-owned subsidiaries, Ashford University and the University of the Rockies, are regionally accredited academic institutions that offer associate's, bachelor's, master's and doctoral programs online, as well as at their traditional campuses located in Clinton, Iowa, and Colorado Springs, Colorado, respectively.
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
Potentially dilutive common shares for the three and nine months ended September 30, 2012 and September 30, 2011, consisted of incremental shares of common stock issuable upon the exercise of options and warrants and upon the settlement of restricted stock units.
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$31,445	$43,811	$111,944	$149,879
Denominator:
Weighted average number of common shares outstanding	53,184	51,822	52,576	52,565
Effect of dilutive options and restricted stock units	2,349	4,290	3,261	4,785
Effect of dilutive warrants	223	263	252	274
Diluted weighted average number of common shares outstanding	55,756	56,375	56,089	57,624
Earnings per share:
Basic earnings per share	$0.59	$0.85	$2.13	$2.85
Diluted earnings per share	$0.56	$0.78	$2.00	$2.60
For the periods indicated below, the computation of dilutive common shares outstanding excludes certain options to purchase shares of common stock because their effect was anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Options	3,405	451	1,364	1,237
4. Significant Balance Sheet Accounts
Receivables, Net
Receivables, net, consist of the following (in thousands):

	As of September 30, 2012	As of December 31, 2011
Accounts receivable	$142,857	$97,783
Less allowance for doubtful accounts	(31,847)	(35,627)
Accounts receivable, net	$111,010	$62,156

Student loans receivable	$17,324	$11,593
Less allowance for doubtful accounts	(2,332)	(2,338)
Student loans receivable, net	$14,992	$9,255

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of September 30, 2012 and December 31, 2011, there was an immaterial amount of current student loans receivable included within accounts receivable. Student loans receivable is presented net of any related discount, and the balances approximated fair value at each balance sheet date. The Company estimated the fair value of the student loans receivable by discounting the future cash flows using current rates for similar arrangements. The assumptions used in this estimate are considered unobservable inputs and are therefore categorized as Level 3 measurements under the accounting guidance.
The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the nine months ended September 30, 2012	$(35,627)	$41,333	$(45,113)	$(31,847)
For the nine months ended September 30, 2011	(28,090)	40,263	(36,244)	(32,109)

Allowance for doubtful student loans receivable:
For the nine months ended September 30, 2012	$(2,338)	$(6)	$—	$(2,332)
For the nine months ended September 30, 2011	(904)	633	—	(1,537)

(1)	Deductions represent accounts written off, net of recoveries.
The Company monitors the credit quality of its student loans receivable using credit scores, aging history and delinquency trending. The loan reserve methodology is reviewed on a quarterly basis. Delinquency is the main factor of determining if a loan is impaired. If a loan were determined to be impaired, interest would no longer accrue. As of as September 30, 2012, no loans have been impaired or placed on non-accrual status.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30, 2012	As of December 31, 2011
Prepaid expenses	$10,757	$5,588
Prepaid licenses	3,204	4,583
Prepaid income taxes	—	2,874
Prepaid insurance	3,748	1,206
Interest receivable	3,244	1,876
Other current assets	1,769	1,072
Total prepaid expenses and other current assets	$22,722	$17,199

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	As of September 30, 2012	As of December 31, 2011
Land	$7,091	$7,091
Buildings and building improvements	24,355	18,947
Furniture, office equipment and software	84,840	74,793
Leasehold improvements	23,926	19,051
Vehicles	147	92
Total property and equipment	140,359	119,974
Less accumulated depreciation and amortization	(42,078)	(30,307)
Total property and equipment, net	$98,281	$89,667
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of September 30, 2012	As of December 31, 2011
Accrued salaries and wages	$11,595	$13,107
Accrued bonus	3,066	3,067
Accrued vacation	8,692	7,492
Accrued expenses	20,913	16,539
Accrued income taxes payable	12,243	—
Total accrued liabilities	$56,509	$40,205
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consist of the following (in thousands):

	As of September 30, 2012	As of December 31, 2011
Deferred revenue	$60,447	$48,831
Student deposits	111,808	136,615
Total deferred revenue and student deposits	$172,255	$185,446

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Investments
The following tables summarize the fair value information of short and long-term investments as of September 30, 2012, and December 31, 2011, respectively (in thousands):

	As of September 30, 2012
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$391	$—	$391
Corporate notes and bonds	—	174,994	—	174,994
Commercial paper	—	4,997	—	4,997
Total	$—	$180,382	$—	$180,382

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$28,700	$—	$28,700
Corporate notes and bonds	—	165,097	—	165,097
Total	$—	$193,797	$—	$193,797
The above tables do not include amounts related to investments classified as other investments, such as certificates of deposit, which are carried at amortized cost. The amortized cost of such investments approximated fair value at each balance sheet date. The assumptions used in these fair value estimates are considered as other observable inputs and are therefore categorized as Level 2 measurements under the accounting guidance. The balances of such other investments were $109.5 million and $79.5 million as of September 30, 2012, and December 31, 2011, respectively. The balances of total short-term and long-term investments combined were $289.9 million and $273.3 million, as of September 30, 2012, and December 31, 2011, respectively.
6. Credit Facilities
January 2010 Credit Facility
Through April 12, 2012, the Company maintained a $50 million revolving line of credit with Comerica Bank ("Comerica") pursuant to a Credit Agreement, Revolving Credit Note and Security Agreement (collectively, the "Prior Loan Documents"). Under the Prior Loan Documents, Comerica agreed to make loans to the Company and issue letters of credit on the Company's behalf, subject to the related terms and conditions. Amounts subject to letters of credit issued under the Prior Loan Documents were treated as limitations on available borrowings under the line of credit. Interest would accrue on amounts outstanding under the line of credit, and was to be paid monthly. Principal was to be paid on the maturity date of the line of credit. As security for the performance of the Company's obligations under the Prior Loan Documents, the Company granted Comerica a first priority security interest in substantially all of the Company's assets, including its real property.
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
For any advance under the New Facility, interest will accrue at either the “Base Rate” or the “Eurodollar-based Rate,” at the Company's option. The Base Rate means, for any day, 0.5% plus the greatest of: (1) the prime rate for such day, (2) the Federal Funds Effective Rate in effect on such day, plus 1.0%, and (3) the daily adjusting LIBOR rate, plus 1.0%. The Eurodollar-based Rate means, for any day, 1.5% plus the quotient of (1) the LIBOR Rate, divided by (2) a percentage equal to 100% minus the maximum rate on such date at which the Agent is required to maintain reserves on “Eurocurrency Liabilities” as defined in Regulation D of the Board of Governors of the Federal Reserve System. For any advance under the swing line, interest will accrue at either the Base Rate or, if made available to the Company by the swing line lender, at the lender's option, a different rate quoted by such lender. For any letter of credit issued on the Company's behalf under the New Facility, the Company is required to pay a fee of 1.50% of the undrawn amount of such letter of credit plus a letter of credit facing fee. The Company is also required to pay a facility fee of 0.25% of the aggregate commitment then in effect under the New Facility, whether used or unused.
The New Facility Loan Documents contain other customary affirmative, negative and financial maintenance covenants, representations and warranties, events of default, and remedies upon an event of default, including the acceleration of debt and the right to foreclose on the collateral securing the New Facility. The Company was in compliance with all financial covenants in the New Facility Loan Documents as of September 30, 2012.
As security for the performance of the Company's obligations under the New Facility Loan Documents, the Company granted the lenders a first priority security interest in substantially all of the Company's assets, including its real property.
As of September 30, 2012, and up to the date of filing, the Company had no borrowings outstanding under the New Facility. As of September 30, 2012, the Company used the availability under the line of credit to issue letters of credit aggregating $5.1 million.
Surety Bond Facility
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. In May 2009, the Company entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of September 30, 2012, the total available surety bond facility was $12.0 million and the Company had issued surety bonds totaling $8.7 million.
7. Stock-Based Compensation
The Company recorded $3.4 million and $3.0 million of stock-based compensation expense for the three months ended September 30, 2012 and 2011, respectively, and $9.9 million and $7.8 million of stock-based compensation expense for the nine months ended September 30, 2012 and 2011, respectively. The related income tax benefit was $1.3 million and $1.1 million for the three months ended September 30, 2012 and 2011, respectively, and $3.7 million and $2.9 million for the nine months ended September 30, 2012 and 2011, respectively.
The Company granted options to purchase 0.1 million shares of common stock during the three months ended September 30, 2012. During the three months ended September 30, 2012, options to purchase 1.3 million shares of common stock were exercised with an aggregate intrinsic value of $24.7 million. There were 0.4 million grants of restricted stock units ("RSUs") during the three months ended September 30, 2012. There were no RSUs that vested during the three months ended September 30, 2012.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following weighted average assumptions were used to value the options granted during the three months ended September 30, 2012, pursuant to the Black-Scholes option pricing model:

Exercise price per share	$9.78
Risk-free interest rate	0.9%
Expected dividend yield	—
Expected volatility	57.2%
Expected life (in years)	5.7
Grant date fair value per share	$5.04
As of September 30, 2012, there was unrecognized compensation cost of $19.3 million related to unvested options and RSUs.
8. Warrants
The Company has issued warrants to purchase common stock to various employees, consultants, licensors and lenders with exercise prices ranging from $1.125 to $9.00. Each warrant represents the right to purchase one share of common stock. As of September 30, 2012, warrants to purchase 0.3 million shares of common stock remain outstanding. The Company has not issued any warrants since 2005. During the nine months ended September 30, 2012, there were 2,222 warrants to purchase shares of common stock exercised. All outstanding warrants are currently exercisable and begin to expire in 2013.
9. Income Taxes
The Company's current estimated annual effective income tax rate that has been applied to normal, recurring operations for the nine months ended September 30, 2012, was 37.8%. The Company's effective income tax rate was also 37.8% for the nine months ended September 30, 2012.
At September 30, 2012, and December 31, 2011, the Company had $8.3 million, and $8.1 million of gross unrecognized tax benefits, respectively, of which $5.9 million and $5.8 million would impact the effective income tax rate if recognized.
The Company is subject to U.S. federal income tax and multiple state tax jurisdictions. The 2002 through 2011 tax years remain open to examination by major taxing jurisdictions to which the Company is subject. The California Franchise Tax Board commenced an audit of the Company's 2008 and 2009 California income tax returns in October 2011. The Company does not expect any significant adjustments resulting from this audit, nor does the Company expect any significant increases or decreases in unrecognized tax benefits for uncertain tax positions taken in previous years from this audit.
The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of September 30, 2012, and December 31, 2011, was $1.6 million and $1.4 million, respectively.
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
Ashford University and University of the Rockies are both regionally accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools ("HLC"). In September 2010, Ashford University also applied for eligibility from the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges ("WASC").

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
WASC found that Ashford University had not yet demonstrated substantial compliance with certain of the WASC Standards for Accreditation, as would be required for initial accreditation. Under WASC rules, Ashford University's reapplication for accreditation, which was submitted on October 11, 2012, must demonstrate that it has satisfactorily addressed the report's conclusions and has come into compliance with the WASC Standards of Accreditation.
Ashford University remains regionally accredited by HLC, with the next comprehensive evaluation scheduled for 2014-15. Ashford University intends to work collaboratively with both WASC and HLC to ensure it continues to satisfy HLC's accreditation requirements while it seeks accreditation with WASC.
Notification from Higher Learning Commission regarding Jurisdiction over Ashford University. On June 25, 2012, Ashford University received a letter from HLC stating that the institution must demonstrate, no later than December 1, 2012, that it has a "substantial presence," as defined by commission policy, in the 19-state north central region and accordingly is within the HLC's jurisdiction under new requirements which became effective on July 1, 2012. Following Ashford University's receipt of this letter, the institution met with representatives of HLC regarding the timing and components of becoming compliant with the commission's jurisdictional requirements in light of the institution's plans to reapply for initial accreditation with WASC.
Subsequent to these discussions, on July 27, 2012, Ashford University received a letter from HLC that stated Ashford University will be required to provide the commission with an implementation plan on or before December 1, 2012, that demonstrates how the institution will comply with the commission's policy on substantial presence in the event that a migration to WASC either will not occur or is significantly delayed. The HLC Board of Trustees ("HLC Board") will review the implementation plan at its February 2013 meeting to determine whether it is acceptable. If Ashford University is required to exercise the implementation plan, the institution must accomplish the move of its core operations to the 19-state north central region immediately after the anticipated June 2013 WASC decision.
If the HLC Board does not accept Ashford University's proposed implementation plan at its February 2013 meeting, the HLC Board may begin the process of reconsidering the institution's accreditation because it no longer meets the commission's jurisdictional requirements; this process could lead to withdrawal of accreditation and eligibility to participate in Title IV programs.
If Ashford University is required to comply with HLC's jurisdictional requirements, it is expected that the institution would need to consolidate a significant portion of its educational administration and activity, business operations and executive and administrative leadership in the 19-state north central region. Additionally, if Ashford University is unable to demonstrate in a timely manner that it has a substantial presence in the north central region, HLC has stated that it will begin a process of reconsidering the institution's accreditation. Ashford University intends to maintain its accreditation with HLC until such time as it can transfer its accreditation to WASC.
Notification from Higher Learning Commission regarding Special Monitoring of Ashford University. On July 12, 2012, Ashford University received a letter from HLC stating that (1) Ashford University will be placed on special monitoring because of the decision by WASC to deny the institution initial accreditation and also because of certain non-financial data provided by the institution that indicated a need for further commission review (see "Higher Learning Commission Notification regarding Ashford University Non-Financial Indicator Conditions" below), and (2) the institution would be required to provide a report to HLC no later than August 10, 2012 regarding its fulfillment of the commission's Criteria for Accreditation and Core Components, including the Minimum Expectations. Submission of the report would be followed by an advisory visit.
The letter specifically requires the report to include: (1) evidence that Ashford University meets HLC's Criteria for Accreditation relating to the role and autonomy of the institution's governing board and its relationship with the Company, including the role of faculty in overseeing academic policies and the integrity and continuity of academic programs; (2) evidence that Ashford University's resource allocations are sufficiently aligned with educational purposes and objectives in the

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

areas of student completion and retention, the sufficiency of full-time faculty and model for faculty development, and plans for increasing enrollments; and (3) evidence demonstrating that Ashford University has an effective system for assessing and monitoring student learning and assuring academic vigor.
The letter further states that the HLC President will present the report of the advisory visit team and her own recommendation to the HLC Board for action at its February 2013 meeting. At that meeting, the HLC Board may act to continue accreditation, with or without further monitoring, continue accreditation under sanction or “show cause” order, or withdraw accreditation. The letter further states that Ashford University would be scheduled for a HLC Board committee hearing prior to any HLC Board action to withdraw accreditation. The HLC's policies also provide for a right to appeal any HLC Board action to withdraw accreditation.
Additionally, the letter states that, while the HLC Board was aware of the jurisdictional issues pertaining to whether Ashford University has a substantial presence in the north central region, that issue was not a basis for the initiation of the review contemplated by the letter, and the HLC will pursue the two matters of review as parallel, not joined, processes.
Following Ashford University's receipt of the letter, the institution met with representatives of HLC to discuss the timing of the advisory visit and the report demonstrating the institution's compliance with HLC's accreditation criteria. Subsequent to these discussions, on July 27, 2012, Ashford University received a letter from HLC that stated Ashford University will be permitted to provide the report demonstrating compliance with the commission's Criteria for Accreditation and Core Components in two phases. The first phase was provided on September 3, 2012, and the second phase was provided on September 21, 2012. The advisory visit occurred the week of October 22, 2012. The Company and Ashford University are cooperating fully with HLC in this matter.
Higher Learning Commission Notification regarding Ashford University Non-Financial Indicator Conditions. On July 13, 2012, HLC notified Ashford University that it had been identified for further inquiry based on certain non-financial data the institution provided in its 2012 Institutional Annual Report. Under HLC's Institutional Update process, all accredited and candidate institutions are required to provide certain financial and non-financial data to the commission annually; the commission then screens the non-financial data for seven indicator conditions and requests an institutional report from institutions that meet certain of these conditions. The purpose of the screening process is to identify institutions that may be at risk of not meeting certain of HLC's Criteria for Accreditation.
Ashford University was identified for further inquiry because it met three of the indicator conditions: (1) the number of degrees awarded increased 40% or more compared to the prior year; (2) the number of full-time faculty increased 25% or more compared to the prior year; and (3) the ratio of full-time faculty to the number of degree programs was less than one in the period reported. As Ashford University is already under review through the HLC special monitoring process and is required to provide a written report and host an advisory visit, as outlined in the letter received from the commission on July 12, 2012, Ashford University addressed these non-financial indicators and related Core Components in the report it submitted on September 3, 2012 as part of the special monitoring process.
Higher Learning Commission Notification regarding University of the Rockies Non-Financial Indicator Conditions. On July 24, 2012, HLC notified University of the Rockies that it had been identified for further inquiry based on certain non-financial data the institution provided in its 2012 Institutional Annual Report. University of the Rockies was identified for further inquiry because it met two of the indicator conditions: (1) the number of degrees awarded increased 40% or more compared to the prior year; and (2) the number of full-time faculty increased 25% or more compared to the prior year. Accordingly, HLC requested that University of the Rockies provide a report to the commission demonstrating the institution's ability to continue meeting the Core Components in light of the conditions at the institution that led to the indicators being identified. This report was provided on August 29, 2012. The HLC staff will review the report, may request additional information if necessary, and will determine whether the report requires further review by a panel; if so, the panel will review the report and recommend whether the commission should accept the report, require further monitoring through a subsequent report or focused visit, or recommend action such as placing the institution on sanction.
Notification from U.S. Department of Education regarding on-site program review of University of the Rockies. On July 25, 2012, University of the Rockies received a letter from the U.S. Department of Education ("Department") stating that they scheduled an on-site program review. This review occurred from August 20, 2012 through August 24, 2012. The review was to

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

assess the institution's administration of Title IV programs and initially will cover the 2010-2011 and 2011-2012 award years, but may be expanded if deemed appropriate by the Department.
Request for information from Ashford University by Iowa College Student Aid Commission. On September 22, 2012, the Iowa College Student Aid Commission requested that Ashford University provide the Commission with certain information and documentation related to, among other matters, the denial of Ashford University's application for WASC accreditation, the University's compliance with HLC criteria and policies, a teach-out plan in the event that Ashford University is unsuccessful in obtaining a WASC accreditation and is sanctioned by HLC, and information relating to admissions employees, receipt of financial aid, availability of books, credit balance authorizations, and academic and financial support and advisement services to students. The Commission requested that Ashford University provide the requested information by November 12, 2012 and make an in-person presentation during the Commission's meeting on November 16, 2012. The Company is cooperating with the request.
Cohort Default Rate
For each federal fiscal year, the Department calculates a rate of student defaults over a two-year measuring period for each educational institution which is known as a "cohort default rate." An institution may lose its eligibility to participate in the Direct Loan and Pell programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in the Direct Loan program if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department. Ashford University's cohort default rates for the 2010, 2009 and 2008 federal fiscal years, were 10.2%, 15.3% and 13.3%, respectively. The cohort default rates for the University of the Rockies for the 2010, 2009 and 2008 federal fiscal years, were 4.0%, 3.3% and 2.5%, respectively.
11. Commitments and Contingencies
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

eventual scope, duration or outcome of the investigation at this time.
New York Attorney General Investigation of Bridgepoint Education, Inc.
In May 2011, the Company received from the Attorney General of the State of New York (“NY Attorney General”) a Subpoena relating to the NY Attorney General's investigation of whether the Company and its academic institutions have complied with certain New York state consumer protection, securities and finance laws. Pursuant to the Subpoena, the NY Attorney General has requested from the Company and its academic institutions documents and detailed information for the time period March 17, 2005, to present. The Company is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.
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
In May 2011, the Company received a copy of a complaint filed as a class action lawsuit naming the Company as a defendant. The complaint was filed in the Superior Court of the State of California in San Diego on May 6,2011, and was captioned Sanchez v. Bridgepoint Education, Inc. The complaint generally alleged that the plaintiff and similarly situated employees were improperly denied certain wage and hour protections under California law.
In October 2011, the above named cases were consolidated because they involved common questions of fact and law, with Stevens v. Bridgepoint Education, Inc. designated as the lead case.
In April 2012, the Company entered into a settlement agreement with the plaintiffs of the above named cases to settle the claims on a class-wide basis. Under the terms of the settlement agreement, the Company agreed to pay an amount to settle the plaintiffs' claims, plus any related payroll taxes. The Company accrued a $10.8 million expense in connection with the settlement agreement during the nine months ended September 30, 2012. On August 24, 2012, the Court granted final approval of the class action settlement and entered a final judgment in accordance with the terms of the settlement agreement. This settlement was paid out during the three months ended September 30, 2012.
Guzman v. Bridgepoint Education, Inc.
In January 2011, Betty Guzman filed a class action lawsuit against the Company, Ashford University and University of the Rockies in the U.S. District Court for the Southern District of California. The complaint is entitled Guzman v. Bridgepoint Education, Inc., et al, and alleges that the defendants engaged in misrepresentation and other unlawful behavior in their efforts to recruit and retain students. The complaint asserts a putative class period of March 1, 2005 through the present. In March 2011, the defendants filed a motion to dismiss the complaint, which was granted by the Court with leave to amend in October 2011.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In January 2012, the plaintiff filed a first amended complaint asserting similar claims and the same class period, and the defendants filed another motion to dismiss. In May 2012, the Court granted the University of the Rockies' motion to dismiss and granted in part and denied in part the motion to dismiss filed by the Company and Ashford University. The Court also granted the plaintiff leave to file a second amended complaint. In August 2012, the plaintiff filed a second amended complaint asserting similar claims and the same class period. The second amended complaint seeks unspecified monetary relief, disgorgement of all profits, various other equitable relief, and attorneys' fees. The defendants filed a motion to strike portions of the second amended complaint, which is currently pending with the court.
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
Securities Class Action
On July 13, 2012, a securities class action complaint was filed in the U.S. District Court for the Southern District of California by Donald K. Franke naming the Company, Andrew Clark, Daniel Devine and Jane McAuliffe as defendants for allegedly making false and materially misleading statements regarding the Company's business and financial results, specifically the concealment of accreditation problems at Ashford University. The complaint asserts a putative class period stemming from May 3, 2011 to July 6, 2012. A substantially similar complaint was also filed in the same court by Luke Sacharczyk on July 17, 2012 making similar allegations against the Company, Andrew Clark and Daniel Devine. The Sacharczyk complaint asserts a putative class period stemming from May 3, 2011 to July 12, 2012. Finally, on July 26, 2012, another purported securities class action complaint was filed in the same court by David Stein against the same defendants based upon the same general set of allegations and class period. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek unspecified monetary relief, interest, and attorneys’ fees.
On October 22, 2012, the Sacharczyk and Stein actions were consolidated with the Franke action and the Court appointed the City of Atlanta General Employees Pension Fund and the Teamsters Local 677 Health Services & Insurance Plan as lead plaintiffs. The Company has not yet responded to these complaints and anticipates that a consolidated amended complaint will be filed in December 2012. The Company intends to vigorously defend against the consolidated action. However, because of the many questions of fact and law that may arise, the outcome of these legal proceedings is uncertain at this point. Based on information available to the Company at present, it cannot reasonably estimate a range of loss and accordingly has not accrued any liability associated with these actions.
Shareholder Derivative Action
On July 24, 2012, a shareholder derivative complaint was filed in California Superior Court by Alonzo Martinez. In the complaint, the plaintiff asserts a derivative claim on the Company's behalf against certain of its current and former officers and directors. The complaint is entitled Martinez v. Clark, et al., and generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. The complaint seeks unspecified monetary relief and disgorgement on behalf of the Company, as well as other equitable relief and attorneys' fees. On September 28, 2012, a substantially similar shareholder derivative complaint was filed in California Superior Court by David Adolph-Laroche. In the complaint, the plaintiff asserts a derivative claim on the Company's behalf against certain of its current and former officers and directors. The complaint is entitled Adolph-Laroche v. Clark, et al, and generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched.
On October 11, 2012, the Adolph-Laroche action was consolidated with the Clark action and the case is now entitled In re Bridgepoint, Inc. Shareholder Derivative Action. Pursuant to a stipulation between all the parties, the Court ordered that plaintiffs have until November 26, 2012 to file a consolidated complaint and defendants have 45 days from service of the consolidated complaint to file their response.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

12. Stock Repurchase Program
On April 30, 2012, the Company's board of directors authorized the repurchase of up to $75.0 million of the Company's outstanding shares of common stock over the following 12 months. The repurchase program was authorized by the Company's board of directors with the intention of creating additional value for stockholders. Under the repurchase program, the Company is authorized to purchase shares from time to time in the open market, through block trades or otherwise. No shares have been repurchased under this program.
13. Subsequent Events
Department of Justice Inquiry. On October 10, 2012, the Company received a letter from the U.S. Department of Justice, Civil Division, Commercial Litigation Branch (“Justice Department”), informing the Company that the Justice Department is investigating the Company's compensation of its admissions personnel. In its letter, the Justice Department indicated that it is considering a formal process to obtain evidence as part of its investigation and stated it is open to a voluntary presentation by the Company addressing the subject of its investigation. Any such presentation should include specific admissions personnel whose compensation was reviewed in conjunction with the Department of Education Office of Inspector General's January 2011 audit report. The Company is evaluating the letter and intends to cooperate with the request.
Employee Class Actions. On October 24, 2012, a class action complaint was filed in California Superior Court by former employee Marlo Montano naming the Company and Ashford University as defendants. The complaint asserts a putative class consisting of former employees who were terminated in January 2012 and July 2012 as a result of a mass layoff, relocation or termination and alleges that the defendants failed to comply with the notice and payment provisions of the California WARN Act. A substantially similar complaint was also filed in the same court on the same day by Austin Dilts making similar allegations and asserting the same putative class. The complaints seek back pay, the cost of benefits, penalties and interest on behalf of the putative class members, as well as other equitable relief and attorneys' fees.
The Company and Ashford University are currently evaluating these actions and intend to vigorously defend against them. Because of the many questions of fact and law that may arise, the outcome of these legal proceedings is uncertain at this point. Based on information available to the Company at present, it cannot reasonably estimate a range of loss and accordingly has not accrued any liability associated with these actions.

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

•
Ashford University's plans in response to the letters from the Higher Learning Commission of the North Central Association of Colleges and Schools ("HLC") regarding the institution's compliance with the commission's jurisdictional requirements and the placement of the institution on special monitoring;

•	new initiatives focused on student success and academic quality;

•	changes in our student fee structure;

•	expected investments in online and other advertising, including the recently launched branding campaign for our institutions;

•	the extent to which our historical results may be indicative of future results;

•	expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations;

•	expectations regarding investment plans and capital expenditures;

•	our anticipated seasonal fluctuations in results of operations;

•	projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and

•	management's goals and objectives and other similar matters that are not historical facts.
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
Overview
We are a provider of postsecondary education services. Our regionally accredited academic institutions, Ashford University and University of the Rockies, offer associate's, bachelor's, master's and doctoral programs online as well as at their traditional campuses located in Clinton, Iowa and Colorado Springs, Colorado, respectively. As of September 30, 2012, our institutions offered approximately 1,470 courses, 85 degree programs and 140 specializations. We are also focused on developing innovative new technologies to improve the way students learn, such as Constellation, Thuze and Waypoint Outcomes, and the mobile learning platforms for our institutions.

Key operating data
In evaluating our operating performance, our management focuses in large part on revenue, operating income and period end enrollment at our institutions, both online and campus-based. The following table, which you should read in conjunction with our condensed consolidated financial statements contained elsewhere in this report, presents our key operating data for the three and nine months ended September 30, 2012 and 2011 (in thousands, except for enrollment data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated Statement of Income Data:	(unaudited)
Revenue	$252,076	$242,771	$758,815	$712,084
Operating Income	49,722	69,773	177,611	238,435

Consolidated Other Data:
Period end enrollment (1)
Online	90,147	89,399	90,147	89,399
Campus	1,211	1,198	1,211	1,198
Total	91,358	90,597	91,358	90,597

(1)
We define enrollments as the number of active students on the last day of the financial reporting period. Prior to July 1, 2011, a student was considered active if the student attended a class within the prior 30 days unless the student had graduated or had provided us with notice of withdrawal. Effective July 1, 2011, a student is considered active if the student attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided a notice of withdrawal. The change in methodology did not have a material impact on the number of active students.

Key enrollment trends
Enrollment at our academic institutions grew from 86,642 at December 31, 2011, to 91,358 at September 30, 2012, an increase of 5.4%. For the three months ended September 30, 2012, we had new student enrollments of approximately 20,500, compared with new student enrollments of approximately 22,000 for the same period in 2011, an decrease of 6.8%. The following table presents new student enrollments for the five most recent quarters and compares them to the same periods in the previous year:

	Q3 2011	Q4 2011	Q1 2012	Q2 2012	Q3 2012
Current period	22,000	13,500	24,275	19,300	20,500
Prior year period	24,000	15,600	27,550	19,050	22,000
Percentage change	(8.3)%	(13.5)%	(11.9)%	1.3%	(6.8)%
In recent quarters, we have generally experienced a decline in new student enrollments. We believe a primary driver for such decline is the lower productivity levels of our admissions counselors, as a result of changes in compensation methodology required by U.S. Department of Education regulations, which became effective on July 1, 2011. Additionally, we believe new student enrollment has been impacted by the student quality and preparedness initiatives we implemented in the two most recent fiscal years. Lastly, we believe that the negative media scrutiny of our company and the private sector postsecondary education industry in general has had a negative impact on our new enrollments.
Trends and uncertainties regarding revenue and continuing operations
The denial of initial accreditation by WASC, as described in the "Recent Developments" section below, has adversely affected Ashford University's academic reputation and may negatively impact its ability to enroll and retain students. For Ashford University to demonstrate that it has satisfactorily addressed the conclusions of the WASC visiting team report and has come into compliance with the WASC Standards of Accreditation (as part of the institution's reapplication process), the institution is undergoing significant changes to its operations and business model. HLC may also require changes to Ashford University's operations and business model as part of the HLC Board of Trustees' ("HLC Board") decision regarding the institution's accreditation in February 2013. Additionally, Ashford University's efforts to comply with HLC's jurisdictional requirements, which require that the institution have a substantial presence in the north central region, could result in uncertain costs and potential business disruption. Accordingly, although we continue to see a demand for postsecondary education and Title IV funds continue to be available to current and prospective students, our historical results and trends, including enrollments, marketing and promotional expenses and instructional costs and services, may not be indicative of our future results.
Recent Developments
In October 2012, Ashford University announced the appointment of Dr. Richard Pattenaude, as the president elect of Ashford University. Ashford University also announced the election of Dr. Gregory Geoffroy as the chairman of the Board of Trustees of Ashford University, to begin in March 2013. Additionally, Ashford University has begun to implement various new initiatives focused on academic quality and student success. Specifically in the area of academic quality, Ashford University has increased the size of its student support team, increased the number of full-time faculty and implemented a smaller class size initiative. Specifically in the area of student success, Ashford University has expanded its orientation program, broadened its refund policy, redefined the minimum age for all students, and has made the decision to eliminate certain associate programs. Ashford University has also determined that, effective January 1, 2013, the institution will eliminate the one-time technology fee it currently charges students and replace it with a per course charge.
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
WASC found that Ashford University had not yet demonstrated substantial compliance with certain of the WASC Standards for Accreditation, as would be required for initial accreditation. Under WASC rules, Ashford University's reapplication for accreditation, which was submitted on October 11, 2012, must demonstrate that it has satisfactorily addressed the report's conclusions and has come into compliance with the WASC Standards of Accreditation.
Ashford University remains regionally accredited by HLC, with the next comprehensive evaluation scheduled for 2014-15. Ashford University intends to work collaboratively with both WASC and HLC to ensure it continues to satisfy HLC's accreditation requirements while it seeks accreditation with WASC.
Notification from Higher Learning Commission regarding Jurisdiction over Ashford University. On June 25, 2012, Ashford University received a letter from HLC stating that the institution must demonstrate, no later than December 1, 2012, that it has a "substantial presence," as defined by commission policy, in the 19-state north central region and accordingly is within HLC's jurisdiction under new requirements which became effective on July 1, 2012. Following Ashford University's receipt of this letter, the institution met with representatives of HLC regarding the timing and components of becoming compliant with the commission's jurisdictional requirements in light of the institution's plans to reapply for initial accreditation with WASC.
Subsequent to these discussions, on July 27, 2012, Ashford University received a letter from HLC that stated Ashford University will be required to provide the commission with an implementation plan on or before December 1, 2012, that demonstrates how the institution will comply with the commission's policy on substantial presence in the event that a migration to WASC either will not occur or is significantly delayed. The HLC Board will review the implementation plan at its February 2013 meeting to determine whether it is acceptable. If Ashford University is required to exercise the implementation plan, the institution must accomplish the move of its core operations to the 19-state north central region immediately after the anticipated June 2013 WASC decision. If the HLC Board does not accept Ashford University's proposed implementation plan at its February 2013 meeting, the HLC Board may begin the process of reconsidering the institution's accreditation because it no longer meets the commission's jurisdictional requirements; this process could lead to withdrawal of accreditation and eligibility to participate in Title IV programs.
If Ashford University is required to comply with HLC's jurisdictional requirements, it is expected that the institution would need to consolidate a significant portion of its educational administration and activity, business operations and executive and administrative leadership in the 19-state north central region. Additionally, if Ashford University is unable to demonstrate in a timely manner that it has a substantial presence in the north central region, HLC has stated that it will begin a process of reconsidering the institution's accreditation. Ashford University intends to maintain its accreditation with the HLC until such time as it can transfer its accreditation to WASC.
Notification from Higher Learning Commission regarding Special Monitoring of Ashford University. On July 12, 2012, Ashford University received a letter from HLC stating that (1) Ashford University will be placed on special monitoring because of the decision by WASC to deny the institution initial accreditation and also because of certain non-financial data provided by the institution that indicated a need for further commission review (see "Higher Learning Commission Notification regarding Ashford University Non-Financial Indicator Conditions" below), and (2) the institution would be required to provide a report to HLC no later than August 10, 2012 regarding its fulfillment of the commission's Criteria for Accreditation and Core Components, including the Minimum Expectations. Submission of the report would be followed by an advisory visit.
The letter specifically requires the report to include: (1) evidence that Ashford University meets HLC's Criteria for Accreditation relating to the role and autonomy of the institution's governing board and its relationship with Bridgepoint Education, Inc., including the role of faculty in overseeing academic policies and the integrity and continuity of academic programs; (2) evidence that Ashford University's resource allocations are sufficiently aligned with educational purposes and objectives in the areas of student completion and retention, the sufficiency of full-time faculty and model for faculty development, and plans for increasing enrollments; and (3) evidence demonstrating that Ashford University has an effective system for assessing and monitoring student learning and assuring academic vigor.
The letter further states that the HLC President will present the report of the advisory visit team and her own recommendation to the HLC Board for action at its February 2013 meeting. At that meeting, the HLC Board may act to continue accreditation, with or without further monitoring, continue accreditation under sanction or “show cause” order, or withdraw accreditation. The letter further states that Ashford University would be scheduled for a HLC Board committee hearing prior to any HLC Board action to withdraw accreditation. The HLC's policies also provide for a right to appeal any HLC Board action to withdraw accreditation.
Additionally, the letter states that, while the HLC Board was aware of the jurisdictional issues pertaining to whether Ashford University has a substantial presence in the north central region, that issue was not a basis for the initiation of the review contemplated by the letter, and HLC will pursue the two matters of review as parallel, not joined, processes.
Following Ashford University's receipt of the letter, the institution met with representatives of HLC to discuss the timing of the advisory visit and the report demonstrating the institution's compliance with HLC's accreditation criteria. Subsequent to these discussions, on July 27, 2012, Ashford University received a letter from HLC that stated Ashford University will be permitted to provide the report demonstrating compliance with the commission's Criteria for Accreditation and Core Components in two phases. The first phase was provided on September 3, 2012, and the second phase was provided on September 21, 2012. The advisory visit occurred the week of October 22, 2012. We and Ashford University are cooperating fully with HLC in this matter.
Higher Learning Commission Notification regarding Ashford University Non-Financial Indicator Conditions. On July 13, 2012, HLC notified Ashford University that it had been identified for further inquiry based on certain non-financial data the institution provided in its 2012 Institutional Annual Report. Under HLC's Institutional Update process, all accredited and candidate institutions are required to provide certain financial and non-financial data to the commission annually; the commission then screens the non-financial data for seven indicator conditions and requests an institutional report from institutions that meet certain of these conditions. The purpose of the screening process is to identify institutions that may be at risk of not meeting certain of HLC's Criteria for Accreditation.
Ashford University was identified for further inquiry because it met three of the indicator conditions: (1) the number of degrees awarded increased 40% or more compared to the prior year; (2) the number of full-time faculty increased 25% or more compared to the prior year; and (3) the ratio of full-time faculty to the number of degree programs was less than one in the period reported. As Ashford University is already under review through the HLC special monitoring process and is required to provide a written report and host an advisory visit, as outlined in the letter received from the commission on July 12, 2012, Ashford University addressed these non-financial indicators and related Core Components in the report it submitted on September 3, 2012 as part of the special monitoring process.
Higher Learning Commission Notification regarding University of the Rockies Non-Financial Indicator Conditions. On July 24, 2012, HLC notified University of the Rockies that it had been identified for further inquiry based on certain non-

financial data the institution provided in its 2012 Institutional Annual Report. University of the Rockies was identified for further inquiry because it met two of the indicator conditions: (1) the number of degrees awarded increased 40% or more compared to the prior year; and (2) the number of full-time faculty increased 25% or more compared to the prior year. Accordingly, HLC requested that University of the Rockies provide a report to the commission demonstrating the institution's ability to continue meeting the Core Components in light of the conditions at the institution that led to the indicators being identified. This report was provided on August 29, 2012. The HLC staff will review the report, may request additional information if necessary, and will determine whether the report requires further review by a panel; if so, the panel will review the report and recommend whether the commission should accept the report, require further monitoring through a subsequent report or focused visit, or recommend action such as placing the institution on sanction.
Notification from U.S. Department of Education regarding on-site program review of University of the Rockies. On July 25, 2012, University of the Rockies received a letter from the U.S. Department of Education ("Department") stating that they scheduled an on-site program review. This program review occurred from August 20, 2012 through August 24, 2012. The review was to assess the institution's administration of Title IV programs and initially will cover the 2010-2011 and 2011-2012 award years, but may be expanded if deemed appropriate by the Department.
Request for information from Ashford University by Iowa College Student Aid Commission. On September 22, 2012, the Iowa College Student Aid Commission requested that Ashford University provide the Commission with certain information and documentation related to, among other matters, the denial of Ashford University's application for WASC accreditation, the University's compliance with HLC criteria and policies, a teach-out plan in the event that Ashford University is unsuccessful in obtaining a WASC accreditation and is sanctioned by HLC, and information relating to admissions employees, receipt of financial aid, availability of books, credit balance authorizations, and academic and financial support and advisement services to students. The Commission requested that Ashford University provide the requested information by November 12, 2012 and make an in-person presentation during the Commission's meeting on November 16, 2012. The Company is cooperating with the request.
Gainful Employment. Under the Higher Education Act of 1965, as amended ("Higher Education Act"), schools operated on a for-profit basis are eligible to participate in Title IV programs only to the extent they have educational programs that lead to gainful employment in a recognized occupation, with the exception of qualified programs leading to a bachelor's degree in liberal arts. The Department published final regulations to establish minimal debt measures for determining whether certain postsecondary educational programs lead to gainful employment in recognized occupations, and the conditions under which such programs would be eligible for Title IV funding. For more information regarding the gainful employment regulations, see “Regulation-Department Regulation of Title IV Programs-Gainful employment” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 7, 2012.
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
On June 30, 2012, the U.S. District Court for the District of Columbia ("Court") vacated most of the gainful employment regulations and remanded those regulations to the Department for further action. On July 6, 2012, the Department issued an electronic announcement acknowledging that the Court had vacated the debt measures, that institutions would not be required to comply with related regulations regarding gainful employment reporting requirements and adding new gainful employment educational programs, and that institutions would be required to comply with requirements to disclose certain information about gainful employment educational programs. It is unclear how the Department will interpret the decision and its scope. In addition, the Court's decision is subject to appeal by the Department and could be modified or reversed on appeal. The Department could take further action to address the Court's concerns regarding the regulations and obtain approval to enforce the regulations, or the Department could attempt to issue new gainful employment regulations. We cannot predict what actions the Department will take in response to the Court's decision, when the Department would take those actions, how long those actions would take, or whether those actions will result in reinstated or new regulations, or in new interpretations of existing regulations.
Department of Justice Inquiry. On October 10, 2012, we received a letter from the U.S. Department of Justice, Civil Division, Commercial Litigation Branch (“Justice Department”), informing us that the Justice Department is investigating our compensation of admissions personnel. In its letter, the Justice Department indicated that it is considering a formal process to obtain evidence as part of its investigation and stated it is open to a voluntary presentation by us addressing the subject of its investigation. Any such presentation should include specific admissions personnel whose compensation was reviewed in conjunction with the Department of Education Office of Inspector General's January 2011 audit report. We are evaluating the letter and intend to cooperate with the request made by the Justice Department.
Cohort Default Rate. For each federal fiscal year, the Department calculates a rate of student defaults over a two-year measuring period for each educational institution which is known as a "cohort default rate." An institution may lose its eligibility to participate in the Direct Loan and Pell programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in the Direct Loan program if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department. Ashford University's cohort default rates for the 2010, 2009 and 2008 federal fiscal years, were 10.2%, 15.3% and 13.3%, respectively. The cohort default rates for the University of the Rockies for the 2010, 2009 and 2008 federal fiscal years, were 4.0%, 3.3% and 2.5%, respectively.
The August 2008 reauthorization of the Higher Education Act included significant revisions to the requirements concerning cohort default rates. Under the revised law, the period for which students' defaults on their loans are included in the calculation of an institution's cohort default rate was extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change was effective with the calculation of institutions' cohort default rates for the federal fiscal year ending September 30, 2009, which rates were calculated and issued by the Department in September 2012. The Department will not impose sanctions based on rates calculated under this new methodology until three consecutive years of rates have been calculated, which is expected to occur in 2014. Until that time, the Department will continue to calculate rates under the old calculation method and impose sanctions based on those rates. The revised law also increases the threshold for ending an institution's participation in the relevant Title IV programs from 25% to 30%, effective for final three-year cohort default rates published on or after the 2012 federal fiscal year. The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the Department has published official three-year cohort default rates. Ashford University's and University of the Rockies' three-year cohort default rates for the 2009 cohort were 19.8% and 3.3%, respectively.
Liquidity and capital resources and anticipated capital expenditures
We have financed our operating activities and capital expenditures during 2012 and 2011 primarily through cash provided by operating activities. At September 30, 2012, we had cash, cash equivalents and investments totaling $471.4 million and no long-term debt. Based on our current level of operations and anticipated growth in enrollments, we believe that our cash flow from operating activities, our existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. For the year ending December 31, 2012, we expect capital expenditures to be approximately $31.0 million.
Seasonality
Our operations are generally subject to seasonal trends. While we enroll students throughout the year, our fourth quarter revenue generally is lower than other quarters due to the holiday break in December. We generally experience a seasonal increase in new enrollments in August and September of each year when most other colleges and universities begin their fall semesters.
Critical Accounting Policies and Use of Estimates
For the nine months ended September 30, 2012, there were no material changes to the critical accounting policies and estimates discussed in "MD&A-Critical Accounting Policies and Use of Estimates" included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 7, 2012, except for the change related to stock-based compensation discussed in "MD&A-Critical Accounting Policies and Use of Estimates" included in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 1, 2012.

Results of Operations
The following table sets forth the condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	30.0	28.7	27.6	26.3
Marketing and promotional	35.8	28.4	32.8	26.7
General and administrative	14.4	14.2	16.2	13.5
Total costs and expenses	80.2	71.3	76.6	66.5
Operating income	19.8	28.7	23.4	33.5
Other income, net	0.3	0.2	0.4	0.2
Income before income taxes	20.1	28.9	23.8	33.7
Income tax expense	7.6	10.9	9.0	12.7
Net income	12.5%	18.0%	14.8%	21.0%
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Revenue.    Our revenue for the three months ended September 30, 2012, was $252.1 million, representing an increase of $9.3 million, or 3.8%, as compared to revenue of $242.8 million for the three months ended September 30, 2011. This increase was primarily due to a tuition increase of 3% which was effective April 1, 2012. The tuition increase accounted for approximately 79.1% of the $9.3 million revenue increase between periods. In addition to the tuition increase, the revenue increase was also positively impacted by the enrollment growth of 0.8%, from 90,597 students at September 30, 2011, to 91,358 students at September 30, 2012. Enrollment growth is driven by various factors including prospective students' acceptance of our educational offerings, the quality of lead generation efforts, the number of admissions counselors and our ability to retain existing students. The increase in revenue was partially offset by an increase in institutional scholarships of $4.6 million in the aggregate between periods. We earned technology fees of $14.8 million for the three months ended September 30, 2012, representing 5.9% of total revenue during the period, compared to technology fees of $16.3 million for the three months ended September 30, 2011, representing 6.7% of total revenue during that period. The decline in technology fees between periods is primarily due to the decline in new student enrollments between periods.
Instructional costs and services.    Our instructional costs and services for the three months ended September 30, 2012, were $75.7 million, representing an increase of $6.1 million, or 8.7%, as compared to instructional costs and services of $69.6 million for the three months ended September 30, 2011. This increase was primarily due to additional costs necessary to support increased student enrollment. Specific increases between periods were direct compensation in the areas of academic management, financial aid support and student services of $3.8 million, instructor fees of $1.9 million and facilities costs of $1.4 million. These increases were offset by decreases in financial aid processing fees of $1.0 million and bad debt expense of $0.9 million. Instructional costs and services increased, as a percentage of revenue, to 30.0% for the three months ended September 30, 2012, as compared to 28.7% for the three months ended September 30, 2011. The increase of 1.3%, as a percentage of revenue, included relative increases in direct compensation of 1.2%, instructor fees of 0.5% and facilities of 0.5%. The relative increases were partially offset by relative decreases in bad debt expense of 0.6% and financial aid processing fees of 0.4%. As a percentage of revenue, bad debt expense was 6.5% for the three months ended September 30, 2012, compared to 7.1% for three months ended September 30, 2011.
Marketing and promotional expenses.    Our marketing and promotional expenses for the three months ended September 30, 2012, were $90.3 million, representing an increase of $21.5 million, or 31.1%, as compared to marketing and promotional expenses of $68.8 million for the three months ended September 30, 2011. The increase was primarily due to the costs incurred for expanded marketing and branding efforts. Specific factors contributing to the overall increase between periods were increases in branding efforts of $14.7 million, selling compensation of $3.6 million, advertising costs of

$1.0 million, and facilities costs of $1.7 million. The increase in marketing and promotional spending is expected to continue as we continue our branding efforts. Our marketing and promotional expenses, as a percentage of revenue, increased to 35.8% for the three months ended September 30, 2012, from 28.4% for the three months ended September 30, 2011. The increase of 7.4% as a percentage of revenue was mainly due to the relative increases in branding efforts of 5.8%, selling compensation of 0.9%, and facilities costs of 0.5%.
General and administrative expenses.    Our general and administrative expenses for the three months ended September 30, 2012, were $36.4 million, representing an increase of $1.9 million, or 5.3%, as compared to general and administrative expenses of $34.5 million for the three months ended September 30, 2011. The overall increase between periods was primarily due to increases in outside services of $1.6 million, professional fees of $0.8 million, administrative compensation of $0.5 million and facilities of $0.3 million. These increases were offset by decreases in other administrative of $1.4 million. Our general and administrative expenses, as a percentage of revenue, increased to 14.4% for the three months ended September 30, 2012, from 14.2% for the three months ended September 30, 2011. The increase of 0.2% as a percentage of revenue was primarily due to relative increases in outside services of 0.6%, professional fees of 0.3% and facilities of 0.1%, offset by relative decreases in other administrative of 0.7% and administrative compensation of 0.1%.
Other income, net.    Other income, net, was $1.0 million for the three months ended September 30, 2012, as compared to $0.6 million for the three months ended September 30, 2011, representing an increase of $0.4 million. The increase was primarily due to increased interest income on higher average cash balances.
Income tax expense.    We recognized income tax expense for the three months ended September 30, 2012 and 2011, of $19.2 million and $26.6 million, respectively, at effective tax rates of 38.0% and 37.8%, respectively. The increase in our effective tax rate between periods was primarily due to an expanded presence in the state of Colorado.
Net income.    Net income was $31.4 million for the three months ended September 30, 2012, compared to net income of $43.8 million for the three months ended September 30, 2011, a decrease of $12.4 million, as a result of the factors discussed above.
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Revenue.    Our revenue for the nine months ended September 30, 2012, was $758.8 million, representing an increase of $46.7 million, or 6.6%, as compared to revenue of $712.1 million for the nine months ended September 30, 2011. This increase was primarily due to a 3% tuition increase for online courses at our institutions which became effective on April 1, 2012. The tuition increase accounted for approximately 51.2% of the $46.7 million revenue increase between periods. In addition to the tuition increase, the revenue increase was also positively impacted by the enrollment growth of 0.8%, from 90,597 students at September 30, 2011, to 91,358 students at September 30, 2012. Enrollment growth is driven by various factors including prospective students' acceptance of our educational offerings, the quality of lead generation efforts, the number of admissions counselors and our ability to retain existing students. The revenue increase was partially offset by an increase in institutional scholarships of $19.2 million in the aggregate between periods. We earned technology fees of $46.5 million for the nine months ended September 30, 2012, representing 6.1% of total revenue during the period, compared to technology fees of $53.2 million for the nine months ended September 30, 2011, representing 7.5% of total revenue during that period. The decline in technology fees between periods is primarily due to the decline in new student enrollments between periods.
Instructional costs and services.    Our instructional costs and services for the nine months ended September 30, 2012, were $209.6 million, representing an increase of $22.2 million, or 11.8%, as compared to instructional costs and services of $187.4 million for the nine months ended September 30, 2011. This increase was primarily due to additional costs necessary to support increased student enrollment. Specific increases between periods were direct compensation in the areas of academic management, financial aid support and student services of $13.8 million, instructor fees of $5.0 million, and facilities costs of $4.0 million. These increases were partially offset by a decrease in financial aid processing fees of $4.1 million. Instructional costs and services, as a percentage of revenue, increased to 27.6% for the nine months ended September 30, 2012, as compared to 26.3% for the nine months ended September 30, 2011. The increase of 1.3% included relative increases in direct compensation of 1.3%, instructor fees of 0.3%, and facilities costs of 0.4%. These relative increases were partially offset by relative decreases in financial aid processing fees of 0.7% and bad debt of 0.3%. As a percentage of revenue, bad debt expense was 5.4% for the nine months ended September 30, 2012, compared to 5.7% for nine months ended September 30, 2011.
Marketing and promotional expenses.    Our marketing and promotional expenses for the nine months ended September 30, 2012, were $249.0 million, representing an increase of $59.0 million, or 31.0%, as compared to marketing and promotional expenses of $190.0 million for the nine months ended September 30, 2011. The increase was primarily due to the growth of our admissions counselor workforce during these periods, as well as expanded marketing and branding efforts and costs incurred to purchase additional leads. Specific factors contributing to the overall increase between periods were increases in selling compensation of $24.6 million, branding efforts of $16.3 million, advertising costs of $9.8 million, and facilities costs of $6.3 million. The increase in marketing and promotional spending is expected to continue as we continue our branding efforts. Our marketing and promotional expenses, as a percentage of revenue, increased to 32.8% for the nine months ended September 30, 2012, from 26.7% for the nine months ended September 30, 2011. The increase of 6.1%, as a percentage of revenue, included relative increases in branding efforts of 2.2%, selling compensation of 2.3%, advertising of 0.8% and facilities costs of 0.6%.
General and administrative expenses.    Our general and administrative expenses for the nine months ended September 30, 2012, were $122.7 million, representing an increase of $26.5 million, or 27.5%, as compared to general and administrative expenses of $96.2 million for the nine months ended September 30, 2011. The overall increase between periods was primarily due to an accrual of $10.8 million related to a settlement agreement for three consolidated lawsuits that was recorded in the nine months ended September 30, 2012. Other increases between periods were due to increases in administrative compensation of $7.4 million, consulting and outside services of $3.6 million and facilities of $1.9 million. Our general and administrative expenses, as a percentage of revenue, increased to 16.2% for the nine months ended September 30, 2012, compared to 13.5% for the nine months ended September 30, 2011. The increase of 2.7%, as a percentage of revenue, included relative increases in legal settlements of 1.5%, administrative compensation of 0.6%, consulting and outside services of 0.4% and facilities of 0.2%.
Other income, net.    Other income, net, was $2.5 million for the nine months ended September 30, 2012, as compared to $1.9 million for the nine months ended September 30, 2011, representing an increase of $0.6 million. The increase was primarily due to increased interest income on higher average cash balances.
Income tax expense.    We recognized income tax expense for the nine months ended September 30, 2012 and 2011, of $68.2 million and $90.5 million, respectively, at effective tax rates of 37.8% and 37.6%, respectively. The increase in our effective tax rate between periods was primarily due to an expanded presence in the state of Colorado.
Net income.    Net income was $111.9 million for the nine months ended September 30, 2012, compared to net income of $149.9 million for the nine months ended September 30, 2011, a decrease of $38.0 million, as a result of the factors discussed above.
Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the nine months ended September 30, 2012 and 2011, primarily through cash provided by operating activities. Our cash and cash equivalents were $181.6 million at September 30, 2012, and $133.9 million at December 31, 2011. At September 30, 2012, and December 31, 2011, we had investments of $289.9 million and $273.3 million, respectively.
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
We noted an increase in fair value of our short and long-term investments at September 30, 2012, as compared to December 31, 2011. We believe that the increase is due to market response to the stabilization of credit ratings and the on-going financial recoveries of many major U.S. and world banks. We believe that the fluctuations we have recently experienced are temporary in nature and we maintain that while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover the value.
Available borrowing facilities
Through April 12, 2012, we were party to a $50 million revolving line of credit (the "Old Facility") with Comerica Bank ("Comerica") pursuant to a Credit Agreement, Revolving Credit Note and Security Agreement (collectively, the "Prior Loan

Documents"). On April 13, 2012, we entered into a new revolving line of credit ("New Facility") pursuant to an Amended and Restated Revolving Credit Agreement ("Revolving Credit Agreement") with the lenders signatory thereto and Comerica as administrative agent. The Revolving Credit Agreement and the New Facility amend, restate and supersede the Old Facility and the Prior Loan Documents. At our option, we may increase the size of the New Facility up to $100 million (in certain minimum increments), subject to the terms and conditions of the Revolving Credit Agreement. Additionally, we may request swing-line advances under the New Facility up to $3 million in the aggregate. For more information about the New Facility and the New Facility Loan Documents, see Note 6, “Credit Facilities,” to our condensed consolidated financial statements which are included elsewhere in this report.
As of September 30, 2012, we had no borrowings outstanding under the New Facility. As of September 30, 2012, we used the availability under the New Facility to issue letters of credit aggregating $5.1 million.
Stock Repurchase Program
On April 30, 2012, our board of directors authorized the repurchase of up to $75.0 million of our outstanding shares of common stock over the following 12 months. The repurchase program was authorized by our board of directors with the intention of creating additional value for stockholders. Under the repurchase program, we are authorized to purchase shares from time to time in the open market, through block trades or otherwise. No shares have been repurchased under this program.
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
Operating activities
Net cash provided by operating activities was $93.6 million and $148.7 million for the nine months ended September 30, 2012 and 2011, respectively. The overall decrease of $55.1 million between the two periods was primarily related to the the decrease of $38.0 million in net income between periods, as well as with increase in the growth of accounts receivable of $20.7 million between periods, offset by the decrease in the growth of deferred revenue and student deposits of $4.5 million between periods. We expect to continue to generate cash from our operating activities for the foreseeable future.
Investing activities
Investing activities consisted primarily of purchases of, and sales and maturities of, investments. Net cash used in investing activities was $46.9 million and $103.6 million for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, we purchased $173.5 million of investments and there were sales and maturities of $151.5 million. This compares to purchases of investments of $234.0 million and sales and maturities of $157.0 million in the same period in 2011. Capital expenditures for the nine months ended September 30, 2012, were $20.8 million, compared with $24.4 million for the nine months ended September 30, 2011. We will continue to invest in computer equipment and office furniture to support our increasing employee headcount, as well as continuing to invest in infrastructure to support the expansion of our ground campuses. We expect our capital expenditures to be approximately $31.0 million in 2012.
Financing activities
Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2012, whereas net cash used in financing activities was $71.9 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, net cash provided by financing activities reflects the cash provided by option exercises, net of any tax withholdings related to net issuance of stock options, as well as the cash provided by the tax benefit of the option exercises. During the nine months ended September 30, 2011 net cash used in financing activities was primarily related to the repurchase of our common stock of $92.8 million pursuant to our share repurchase programs, which was then offset by cash provided by option exercises and the related tax benefit of the option exercises.
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
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of September 30, 2012, our total available surety bond facility was $12.0 million and the surety had issued bonds totaling $8.7 million on our behalf under such facility.
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
Interest rate risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of September 30, 2012, we had no borrowings under the New Facility.
Our future investment income may vary from expectations due to changes in interest rates. At September 30, 2012, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned from cash, cash equivalents or investments.

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
Securities Class Action
On July 13, 2012, a securities class action complaint was filed in the U.S. District Court for the Southern District of California by Donald K. Franke naming us, Andrew Clark, Daniel Devine and Jane McAuliffe as defendants for allegedly making false and materially misleading statements regarding our business and financial results, specifically the concealment of accreditation problems at Ashford University. The complaint asserts a putative class period stemming from May 3, 2011 to July 6, 2012. A substantially similar complaint was also filed in the same court by Luke Sacharczyk on July 17, 2012 making similar allegations against us, Andrew Clark and Daniel Devine. The Sacharczyk complaint asserts a putative class period stemming from May 3, 2011 to July 12, 2012. Finally, on July 26, 2012, another purported securities class action complaint was filed in the same court by David Stein against the same defendants based upon the same general set of allegations and class period. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek unspecified monetary relief, interest, and attorneys’ fees.
On October 22, 2012, the Sacharczyk and Stein actions were consolidated with the Franke action and the Court appointed the City of Atlanta General Employees Pension Fund and the Teamsters Local 677 Health Services & Insurance Plan as lead plaintiffs. We have not yet responded to these complaints and anticipate that a consolidated amended complaint will eventually be filed in December 2012. We intend to vigorously defend against the consolidated action. However, because of the many questions of fact and law that may arise, the outcome of these legal proceedings is uncertain at this point. Based on information available to the us at present, we cannot reasonably estimate a range of loss and accordingly have not accrued any liability associated with these actions.
Shareholder Derivative Action
On July 24, 2012, a shareholder derivative complaint was filed in California Superior Court by Alonzo Martinez. In the complaint, the plaintiff asserts a derivative claim on our behalf against certain of our current and former officers and directors. The complaint is entitled Martinez v. Clark, et al, and generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. The complaint seeks unspecified monetary relief and disgorgement on our behalf, as well as other equitable relief and attorneys' fees. On September 28, 2012, a substantially similar shareholder derivative complaint was filed in California Superior Court by David Adolph-Laroche. In the complaint, the plaintiff asserts a derivative claim on our behalf against certain of its current and former officers and directors. The complaint is entitled Adolph-Laroche v. Clark, et al, and generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched.
On October 11, 2012, the Adolph-Laroche action was consolidated with the Clark action and the case is now entitled In re Bridgepoint, Inc. Shareholder Derivative Action. Pursuant to a stipulation between all the parties, the Court ordered that plaintiffs have until November 26, 2012 to file a consolidated complaint and defendants have 45 days from service of the consolidated complaint to file their response.
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
In April 2012, we entered into a settlement agreement with the plaintiffs of the above named cases to settle the claims on a class-wide basis. Under the terms of the settlement agreement, we agreed to pay an amount to settle the plaintiffs' claims, plus any related payroll taxes. We accrued a $10.8 million expense in connection with the settlement agreement during the nine months ended September 30, 2012. On August 24, 2012, the Court granted final approval of the class action settlement and entered a final judgment in accordance with the terms of the settlement agreement.
Guzman v. Bridgepoint Education, Inc.
In January 2011, Betty Guzman filed a class action lawsuit against Bridgepoint Education, Inc., Ashford University and University of the Rockies in the U.S. District Court for the Southern District of California. The complaint is entitled Guzman v. Bridgepoint Education, Inc., et al, and alleges that the defendants engaged in misrepresentation and other unlawful behavior in their efforts to recruit and retain students. The complaint asserts a putative class period of March 1, 2005 through the present. In March 2011, the defendants filed a motion to dismiss the complaint, which was granted by the Court with leave to amend in October 2011.
In January 2012, the plaintiff filed a first amended complaint asserting similar claims and the same class period, and the defendants filed another motion to dismiss. In May 2012, the Court granted the University of the Rockies' motion to dismiss and granted in part and denied in part the motion to dismiss filed by Bridgepoint Education, Inc. and Ashford University. The Court also granted the plaintiff leave to file a second amended complaint. In August 2012, the plaintiff filed a second amended complaint asserting similar claims and the same class period. The second amended complaint seeks unspecified monetary relief, disgorgement of all profits, various other equitable relief, and attorneys' fees. The defendants filed a motion to strike portions of the second amended complaint, which is currently pending with the court.
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
Employee Class Actions
On October 24, 2012, a class action complaint was filed in California Superior Court by former employee Marlo Montano naming us and Ashford University as defendants. The complaint asserts a putative class consisting of former employees who were terminated in January 2012 and July 2012 as a result of a mass layoff, relocation or termination and alleges that the defendants failed to comply with the notice and payment provisions of the California WARN Act. A substantially similar complaint was also filed in the same court on the same day by Austin Dilts making similar allegations and asserting the same putative class. The complaints seek back pay, the cost of benefits, penalties and interest on behalf of the putative class members, as well as other equitable relief and attorneys' fees.
We and Ashford University are currently evaluating these actions and intend to vigorously defend against them. Because of the many questions of fact and law that may arise, the outcome of these legal proceedings is uncertain at this point. Based on information available to the Company at present, it cannot reasonably estimate a range of loss and accordingly has not accrued any liability associated with these actions.

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
An institution must be accredited by an accrediting agency recognized by the U.S. Department of Education ("Department") to participate in Title IV programs. Each of our institutions is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools ("HLC"), which is recognized by the Department as a reliable authority regarding the quality of education and training provided by the institutions it accredits. To remain accredited, our institutions must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. If either of our institutions fails to satisfy any of HLC's standards, it could lose its accreditation.
On July 12, 2012, Ashford University received a letter from HLC stating that (1) Ashford University will be placed on special monitoring because of the decision by WASC to deny the institution initial accreditation and also because of certain other non-financial data provided by the institution that indicated a need for further commission review, and (2) the institution will be required to provide a report to HLC regarding its fulfillment of the commission's Criteria for Accreditation and Core Components, including the Minimum Expectations. Submission of the report was followed by an advisory visit. The HLC President will present the report of the advisory visit team and her own recommendation to the HLC Board for action at its February 2013 meeting. At that meeting, the HLC Board may act to continue Ashford University's accreditation, with or without further monitoring, continue accreditation under sanction or “show cause” order, or withdraw accreditation. For more information, see "MD&A-Overview-Recent Developments" in Part I, Item 2 of this report.
On June 25, 2012, HLC informed Ashford University that the institution must demonstrate that it has a "substantial presence," as defined by commission policy, in the 19-state north central region and accordingly is within HLC's jurisdiction under new requirements which became effective on July 1, 2012. For more information, see the risk factor below entitled "If Ashford University fails to demonstrate that it is within the Higher Learning Commission's jurisdiction, the institution could lose accreditation."
Additionally, on July 24, 2012, HLC notified University of the Rockies that it had been identified for further inquiry based on certain non-financial data the institution provided in its 2012 Institutional Annual Report. Under HLC's Institutional Update process, all accredited and candidate institutions are required to provide certain financial and non-financial data to the commission annually; the commission then screens the non-financial data for seven indicator conditions and requests an institutional report from institutions that meet certain of these conditions. The purpose of the screening process is to identify institutions that may be at risk of not meeting certain of HLC's Criteria for Accreditation. HLC has requested that University of the Rockies provide a report to the commission demonstrating the institution's ability to continue meeting the Core Components in light of the conditions at the institution that led to the indicators being identified. This report was provided on August 29, 2012. The HLC staff will then review the report, may request additional information if necessary, and will determine whether the report obviates the need for further review or requires further review by a panel; in the latter case, the panel will review the report and recommend whether the commission should accept the report, require further monitoring through a subsequent report or focused visit, or recommend action such as placing the institution on sanction.
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
In June 2010, the HLC Board adopted revised bylaws which outline the basis on which an institution falls within HLC's jurisdiction. The revised bylaws provide, subject to specified grace periods and grandfathering provisions, that an institution must be incorporated within a state in the 19-state north central region and also have a "substantial presence" in the north central region, as defined by commission policy, to be considered within the commission's jurisdiction. In November 2010, HLC adopted a policy which specifies that an institution would be considered to have a “substantial presence” in the north central region only if the institution can demonstrate to the commission that its operations are substantially in the north central region. The institution must provide evidence that the majority of its educational administration and activity, business operations and executive and administrative leadership are located or operating within the north central region and that it has at least one campus or additional location, as applicable, located in the north central region.
On June 25, 2012, Ashford University received a letter from HLC stating that the institution must demonstrate, no later than December 1, 2012, that it has a "substantial presence," as defined by commission policy, in the 19-state north central region and accordingly is within HLC's jurisdiction under new requirements which became effective on July 1, 2012. Following Ashford University's receipt of this letter, the institution met with representatives of HLC regarding the timing and components of becoming compliant with the commission's jurisdictional requirements in light of the institution's plans to reapply for initial accreditation with the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges ("WASC").
Subsequent to these discussions, on July 27, 2012, Ashford University received a letter from HLC that stated Ashford University will be required to provide the commission with an implementation plan on or before December 1, 2012, that demonstrates how the institution will comply with the commission's policy on substantial presence in the event that a migration to WASC either will not occur or is significantly delayed. The HLC Board of Trustees ("HLC Board") will review the implementation plan at its February 2013 meeting to determine whether it is acceptable. If Ashford University is required to exercise the implementation plan, the institution must accomplish the move of its core operations to the 19-state north central region immediately after the anticipated June 2013 WASC decision. If the HLC Board does not accept Ashford University's proposed implementation plan at its February 2013 meeting, the HLC Board may begin the process of reconsidering the institution's accreditation because it no longer meets the commission's jurisdictional requirements; this process could lead to withdrawal of accreditation.
Loss of accreditation would denigrate the value of Ashford University's educational programs and would cause the institution to lose its eligibility to participate in Title IV programs, which would have a material adverse effect on our enrollment, revenues and results of operations. If Ashford University is required to comply with HLC's jurisdictional requirements, it is expected that the institution would need to consolidate a significant portion of its educational administration and activity, business operations and executive and administrative leadership in the 19-state north central region, which could result in uncertain costs, management distraction and potential business disruption.
Ashford University's application for initial accreditation to WASC was denied, which has adversely affected the institution's academic reputation and may negatively impact its ability to enroll and retain students. The institution's attempt to reapply for initial accreditation may also be unsuccessful.
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
Furthermore, although Ashford University has reapplied for initial accreditation, such efforts may be unsuccessful. As a result, the institution's academic reputation and ability to enroll and retain students may further deteriorate. In addition, to remain eligible for Title IV programs, Ashford University will be required to maintain its accreditation with HLC, including satisfying the commission's jurisdictional requirements, which would likely require the institution to consolidate a significant portion of its educational administration and activity, business operations and executive and administrative leadership in the north central region. Such consolidation could result in uncertain costs, management distraction and potential business disruption; currently, the institution's academic and administrative activity is concentrated in San Diego, California. For more information regarding HLC's jurisdictional rules and related risks, see the risk factor above entitled "If Ashford University fails to demonstrate that is within the Higher Learning Commission's jurisdiction, the institution could lose accreditation."

As a result of recent negative publicity and changes that may required by Ashford University's accreditors to the institution's operations and business model, our historical financial and business results may not necessarily be representative of future results.
The denial of initial accreditation by WASC has adversely affected Ashford University's academic reputation and may negatively impact its ability to enroll and retain students. Moreover, as Ashford University has withdrawn its request for review of the WASC decision, in order for the institution to demonstrate that it has satisfactorily addressed the conclusions of the WASC visiting team report and has come into compliance with the WASC Standards of Accreditation (as part of the institution's reapplication process), the institution is undergoing significant changes to its operations and business model. HLC may also require significant changes to Ashford University's operations and business model as part of the HLC Board's decision regarding the institution's accreditation in February 2013. Additionally, Ashford University's efforts to comply with HLC's jurisdictional requirements, which require that the institution have a substantial presence in the north central region, could result in uncertain costs, management distraction and potential business disruption. Accordingly, although we continue to see a demand for postsecondary education and Title IV funds continue to be available to current and prospective students, our historical results and trends, including enrollments, marketing and promotional expenses and instructional costs and services, may not be indicative of our future results.
The Department is conducting a program review of University of the Rockies, which may result in the repayment of Title IV funds and may lead to fines, penalties, or other sanctions, and damage to the institution's reputation in the industry.
The Department periodically reviews institutions participating in Title IV programs for compliance with applicable standards and regulations. On July 25, 2012, the Department notified University of the Rockies that it has scheduled an on-site program review. This review occurred from August 20, 2012 through August 24, 2012. The review will assess the institution's administration of Title IV programs and initially will cover the 2010-2011 and 2011-2012 award years, but may be expanded if deemed appropriate by the Department. If the Department were to make significant findings of non-compliance as part of the program review, University of the Rockies could be required to pay a fine, return Title IV funds previously received, or be subjected to other administrative sanctions. While we cannot currently predict the final outcome of the Department review, any such final adverse finding could damage the institution's reputation in the industry and negatively impact our enrollment, revenues and results of operations.
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
On July 13, 2012, a securities class action complaint was filed in the U.S. District Court for the Southern District of California by Donald K. Franke naming us, Andrew S. Clark, Daniel J. Devine and Jane McAuliffe as defendants for allegedly making false and materially misleading statements regarding our business and financial results, specifically the concealment of accreditation problems at Ashford University. The complaint asserts a putative class period stemming from May 3, 2011 to July 6, 2012. A substantially similar complaint was also filed in the same court by Luke Sacharczyk on July 17, 2012 making similar allegations against us, Andrew S. Clark and Daniel J. Devine, which complaint asserts a putative class period stemming from May 3, 2011 to July 12, 2012. Finally, on July 26, 2012, another purported securities class action complaint was filed in the same court by David Stein against the same defendants based upon the same general set of allegations and class period. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On October 22, 2012, the Sacharczyk and Stein actions were consolidated with the Franke action and the Court appointed the City of Atlanta General Employees Pension Fund and the Teamsters Local 677 Health Services & Insurance Plan as lead plaintiffs. We have not yet responded to these complaints and anticipate that a consolidated amended complaint will be filed in December 2012. We intend to vigorously defend against the consolidated action. However, because of the many questions of fact and law that may arise, the outcome of these legal proceedings is uncertain at this point.
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
On September 28, 2012, a shareholder derivative complaint was filed in California Superior Court by David Adolph-Laroche. In the complaint, the plaintiff asserts a derivative claim on the Company's behalf against certain of its current and former officers and directors. The complaint is entitled Adolph-Laroche v. Clark, et al, and generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. On October 11, 2012, the Adolph-Laroche action was consolidated with the Clark action and the case is now entitled In re Bridgepoint, Inc. Shareholder Derivative Action. The Company and individual defendants have not yet responded to the consolidated complaint.
On October 10, 2012, we received a letter from the U.S. Department of Justice, Civil Division, Commercial Litigation Branch (the “Justice Department”), informing us that the Justice Department is investigating the compensation of our admissions personnel. In its letter, the Justice Department indicated that it is considering a formal process to obtain evidence as part of its investigation and stated it is open to a voluntary presentation by us addressing the subject of its investigation. Any such presentation should include specific admissions personnel whose compensation was reviewed in conjunction with the Department of Education Office of Inspector General's January 2011 audit report. We are evaluating the letter and intend to cooperate with the request.

On October 24, 2012, a class action complaint was filed in California Superior Court by former employee Marlo Montano naming us and Ashford University as defendants. The complaint asserts a putative class consisting of former employees who were terminated in January 2012 and July 2012 as a result of a mass layoff, relocation or termination and alleges that the defendants failed to comply with the notice and payment provisions of the California WARN Act. A substantially similar complaint was also filed in the same court on the same day by Austin Dilts making similar allegations and asserting the same putative class. The complaints seek back pay, the cost of benefits, penalties and interest on behalf of the putative class members, as well as other equitable relief and attorneys' fees.
For more information regarding current material legal proceedings involving us and our institutions, including state attorney general investigations in Iowa, New York and North Carolina, see Note 11, "Commitments and Contingencies" and Note 13, "Subsequent Events," to our condensed consolidated financial statements which are included elsewhere in this report and “Legal Proceedings” in Part II, Item 1 of this report.
The price of our common stock has fluctuated significantly and you could lose all or part of your investment.
Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common stock has fluctuated significantly in the past, and there is no assurance it will not continue to fluctuate significantly for a variety of different reasons, including, without limitation:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Not Applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit		Description
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on May 21, 2009).
3.2		Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Form S-1 filed on March 20, 2009).
4.1		Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1 filed on March 30, 2009).
4.2		Second Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.4 to the Form S-1 filed on September 4, 2009).
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
The following financial information from our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the SEC on November 5, 2012, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets as of September 30, 2012, and December 31, 2011; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iv) the Condensed Consolidated Statement of Stockholder's Equity for the nine months ended September 30, 2012; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements.

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

BRIDGEPOINT EDUCATION, INC.

November 5, 2012	/s/ DANIEL J. DEVINE
Daniel J. Devine Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)