Form 10-K
period 2012-12-31
Bridgepoint Education Inc
filed 2013-03-12
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s second fiscal quarter, was approximately $388.9 million, based on the closing price reported on such date by the New York Stock Exchange of the registrant’s common stock. Shares of common stock held by officers and directors and holders of 10% or more of the outstanding common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 8, 2013, the number of outstanding shares of the registrant’s common stock was 54,108,715.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2012.

BRIDGEPOINT EDUCATION, INC.
FORM 10-K

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Bridgepoint Education, Inc. (the “Company,” “Bridgepoint,” “we,” “us” or “our”) including, without limitation, statements regarding:

•
Ashford University's plans in response to the letters from the Higher Learning Commission of the North Central Association of Colleges and Schools (“Higher Learning Commission”) regarding the institution's compliance with the commission's jurisdictional requirements and the placement of the institution on Notice;

•
Ashford University's plans in response to the denial of its application for initial accreditation by the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges (“WASC”);

•	our ability to comply with changing regulatory requirements;

•	expectations regarding financial position, results of operations, liquidity and enrollment at our institutions;

•	projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance;

•	new initiatives focused on student success and academic quality;

•	changes in our student fee structure;

•	expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations;

•	expectations regarding investment in online and other advertising and capital expenditures;

•	our anticipated seasonal fluctuations in results of operations;

•	management's goals and objectives; and

•	other similar matters that are not historical facts.
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
Forward-looking statements should not be interpreted as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and are management's good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	the inability of Ashford University to satisfy the Higher Learning Commission's jurisdictional requirements or adequately address its Notice status;

•	the inability of Ashford University to obtain initial accreditation by WASC and change its primary institutional accreditor;

•	the inability of Ashford University to adequately resolve the findings and recommendations of the final audit report of the U.S. Department of Education's Office of Inspector General;

•	the imposition of fines or other corrective measures against our institutions;

•	adverse regulatory changes affecting our industry;

•
our failure to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act and its regulations, state laws and regulatory requirements and accrediting agency requirements;

•	the inability to continue to develop awareness among, to recruit and to retain students;

•	competition in the postsecondary education market and its potential impact on our market share, recruiting cost and tuition rates;

•	reputational and other risks related to potential compliance audits, regulatory actions, negative publicity or service disruptions;

•	the inability to develop new programs or expand existing programs in a timely and cost-effective manner;

•	economic or other developments potentially impacting demand in our institutions' core disciplines or the availability or cost of Title IV or other funding;

•	other factors discussed in Part I, Item 1A, “Risk Factors,” and in other reports we may file with the Securities and Exchange Commission from time to time; and

•	those factors set forth in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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

PART I
Item 1. Business.
BUSINESS
Overview
We are a provider of postsecondary education services. We believe that our academic institutions, Ashford University® and University of the RockiesSM, embody the contemporary college experience. Our institutions deliver programs primarily online, as well as at their traditional campuses. Our institutions had 81,810 total students enrolled as of December 31, 2012.
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
We are also focused on developing innovative new technologies to improve the way students learn, through technologies such as Waypoint Outcomes®, Constellation™, Thuze™, and the development of our institutions' mobile learning platforms.
Ashford University. In March 2005, we acquired The Franciscan University of the Prairies, located in Clinton, Iowa, and renamed it Ashford University. The mission of Ashford University is to provide accessible, affordable, innovative, high-quality learning opportunities and degree programs that meet the diverse needs of individuals pursuing integrity in their lives, professions and communities. The institution offers associate's, bachelor's and master's degree programs online, as well as bachelor's degree programs at its campus in Clinton, Iowa. Ashford University is comprised of four colleges: the College of Business and Professional Studies, the College of Education, the College of Health, Human Services and Sciences, and the College of Liberal Arts. We believe Ashford University is helping to define the modern college experience by combining the heritage of a traditional campus with the flexibility and effectiveness of online learning.
Ashford University continues to invest in enhancing and expanding the physical infrastructure of its campus. The institution encourages online students to follow campus activities, including athletic teams, student clubs and student projects.
Ashford University is accredited by the Higher Learning Commission and a member of the North Central Association of Colleges and Schools (www.ncahlc.org) (“Higher Learning Commission” or “HLC”). It has been placed on Notice by HLC. Ashford University received its most recent 10-year reaccreditation in 2006. Ashford University is currently in the process of applying for eligibility from the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges (“WASC”). For more information about Ashford University's accreditation, see “Regulation-Accreditation” below. Ashford University also maintains a website at www.ashford.edu, the contents of which are not part of this report.
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
University of the Rockies is accredited by the Higher Learning Commission and received a seven-year reaccreditation in 2008. For more information about University of the Rockies' accreditation, see “Regulation-Accreditation” below. University of the Rockies also maintains a website at www.rockies.edu, the contents of which are not part of this report.
Innovation and new technologies. Central to our ideal of enabling learning anytime, anywhere is the commitment to provide learning platforms and resources that make accessible learning a reality. These innovations include Waypoint Outcomes, Constellation, Thuze and our mobile application technology.

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
Constellation is an innovative suite of interactive educational materials that increases both the educational quality and affordability of education for online students at Ashford University. We developed Constellation to replace third party textbooks with digital course materials. Constellation materials are displayed in a proprietary, browser-based platform, developed and owned by us. Constellation provides mobile access to students over the Internet as well as on a variety of devices, including web-enabled smartphones and tablet devices. Through Constellation, we were able to significantly decrease student costs and increase student accessibility.
Thuze is a cloud-based, multi-platform, collaborative learning environment for students to interact with their course digital materials and with each other. Thuze leverages the technology that supports our Constellation platform. Thuze provides students with the resources to work from both their desktop computers and also from their tablets and smartphones. We launched Thuze as a pilot program with prominent publishers in higher education.
Ashford University also utilizes mobile application technology that empowers students and faculty to connect to their learning environment via their mobile phones and tablet computers. These innovations have garnered significant interest within the academic community and have led to invitations for our personnel to speak at various academic conferences.
Sense of community. We believe that a strong sense of community and the familiarity associated with a traditional campus environment are important to recruiting and retaining students and differentiate us from many other online providers. We encourage online students to follow activities on our institutions' campuses, including student clubs, student projects with our campuses' local communities and athletic teams. The athletic teams at Ashford University compete as members of the National Associations of Intercollegiate Athletics (“NAIA”). As of July 1, 2012, these athletic teams joined the Association of Independent Institutions, which is within the NAIA.
All online student activity, including completing coursework and seeking support services, is initiated through each university's homepage, which also highlights campus activities, including athletic and social events. Additionally, our institutions hold graduation ceremonies at the campuses for both the campus-based and online students. As a result, students have the opportunity to become more connected to their fellow students and to develop a stronger connection with our institutions.
Enrollment
The following table summarizes enrollments at our institutions as of December 31, 2012, 2011 and 2010:

	December 31, 2012		December 31, 2011		December 31, 2010
Doctoral	874	1.1%	772	0.9%	618	0.8%
Master's	9,930	12.1%	9,805	11.3%	8,414	10.8%
Bachelor's	60,812	74.3%	63,962	73.8%	57,905	74.3%
Associate's	9,570	11.7%	11,632	13.4%	10,720	13.8%
Other*	624	0.8%	471	0.6%	235	0.3%
Total	81,810	100.0%	86,642	100.0%	77,892	100.0%
Ashford University Online	78,874	96.4%	83,774	96.7%	75,243	96.6%
Ashford University Campus	864	1.1%	939	1.1%	724	0.9%
University of the Rockies Online	1,917	2.3%	1,753	2.0%	1,790	2.3%
University of the Rockies Campus	155	0.2%	176	0.2%	135	0.2%
Total	81,810	100.0%	86,642	100.0%	77,892	100.0%
* Includes students who are taking one or more courses with our institutions, but have not declared that they are pursuing a specific degree.
We define enrollments as the number of active students on the last day of the financial reporting period. Prior to July 1, 2011, a student was considered active if the student had attended a class within the prior 30 days unless the student had graduated or had provided us with notice of withdrawal. Effective July 1, 2011, a student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or has provided us with notice of withdrawal. The change in methodology did not have a material impact on the number of active students.
As of December 31, 2012, 71% of our institutions' online students were female, 48% have identified themselves as minorities and the average age of online students was 37. Our institutions have online students from all 50 states and from the District of Columbia, and they have students from 60 different countries.
Graduation
As of December 31, 2012, over 50,300 students have graduated from our institutions. Total credits required to obtain a degree are consistent for online and campus-based programs: an associate's degree requires a minimum of 64 credits; a bachelor's degree requires a minimum of 120 credits; a master's degree typically requires a minimum of 30 additional credits at Ashford University and 33 additional credits at University of the Rockies. A doctoral degree at University of the Rockies requires a minimum of 68 additional credits.
Many students have previously completed some postsecondary education and have credits that they would like to transfer to a new degree program. We believe students should receive credit for their prior work; accordingly our institutions have worked closely with our accrediting agencies to obtain the right to accept a high level of transfer credits.
Tuition and Fees
Our institutions generally structure the tuition and fees for programs to be below Title IV loan limits and average grant awards, permitting students who do not otherwise have the financial means to pursue an education the ability to gain access to our institutions' programs. We recognize that private loans are increasingly difficult to obtain, which can prevent academically qualified students from pursuing an education at institutions with higher tuition and fees. We believe that helping to remove the financial burden of obtaining incremental private loans while pursuing a postsecondary education not only permits more students to access our institutions' programs, but also enables students to focus more on their coursework and on program completion while in school.
The price of our institutions' courses varies based upon the number of credits per course (with most courses representing three credits), the degree level of the program and the discipline. For the 2012-2013 academic year (which began on July 1, 2012), the price per credit is $402 for undergraduate online courses and ranges from $525 to $954 for graduate online courses. Based on these per credit prices, the prices for a three-credit course are $1,206 for undergraduate online courses and range from $1,575 to $2,862 for graduate online courses. For the 2012-2013 academic year, Ashford University charges a fixed $7,860 “block tuition” for undergraduate campus-based students taking between 12 and 18 credits per semester. For campus-based students taking more than 18 credits, the cost is an additional $458 per credit. For part time, campus-based students taking 11 credits or less, the cost is $458 per credit.
Revenue realized from tuition is reduced by the amount of scholarships awarded to students. For the years ended December 31, 2012, 2011 and 2010, we recorded institutional scholarships of $124.4 million, $101.5 million and $80.2 million, respectively, to students of our institutions.
Student Financing
Students finance their education at our institutions through a combination of the following financing options:
Title IV programs
If a student attends any institution certified as Title IV eligible by the U.S. Department of Education (the “Department”) and meets applicable student eligibility standards, that student may receive grants or loans, and work to help fund their education under programs provided for by Title IV of the Higher Education Act. An institution participating in Title IV programs must ensure that all program funds are accounted for and disbursed properly. To continue receiving program funds, students must demonstrate satisfactory academic progress toward the completion of their program of study.
In the years ended December 31, 2012, 2011 and 2010, Ashford University derived 86.4%, 86.8% and 85.0%, respectively, and the University of the Rockies derived 87.3%, 85.0% and 85.9%, respectively, of their revenues (in each case calculated in accordance with applicable Department regulations) from Title IV programs administered by the Department.
FFEL and Federal Direct Loans. The Federal Family Education Loan (“FFEL”) and Federal Direct Loan Programs consist of two types of loans: Stafford loans, which are either subsidized or unsubsidized, and PLUS loans, which are made available to graduate and professional students, as well as parents of dependent undergraduate students. The FFEL program was administered and funded by private lenders and guaranteed by federally recognized guaranty agencies, which were then reinsured by the Department. The Health Care and Education Reconciliation Act of 2010 prohibited new federally-guaranteed loans from being made under the FFEL Program after June 30, 2010. Instead, such loans are required to be made under the Federal Direct Loan Program. Both of our institutions are fully transitioned to the Federal Direct Loan Program.
With a Federal Direct Subsidized Loan, the federal government pays the interest on the loan while the student is in school and during grace periods and any approved periods of deferment, until the student's obligation to repay the loan begins. Federal Direct Unsubsidized Loans are not based on financial need, and are available to students who do not qualify for a Direct Subsidized Loan, or in some cases, in addition to a Direct Subsidized Loan. Loan funds are paid to our institutions, which in turn credit the student's account for tuition and fees and disburse any amounts in excess of tuition and fees to the student. The Budget Control Act of 2011 provides that for loan periods beginning on or after July 1, 2012, graduate and professional students are no longer eligible to receive Federal Direct Subsidized Loans, however, graduate and professional students remain eligible for Federal Direct Unsubsidized Loans. The Consolidated Appropriations Act of 2012 temporarily eliminates the interest subsidy provided on Federal Direct Subsidized Loans during the six-month grace periods provided to students who are no longer enrolled on at least a half-time basis effective for new Federal Direct Subsidized Loans for which the first disbursement is made on or after July 1, 2012, and before July 1, 2014.
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
As a result of legislation enacted July 6, 2012, the 3.4% interest rate that applied to Direct Subsidized Loans made to undergraduate students since July 1, 2011 has been extended to remain in effect for any Direct Subsidized Loan first disbursed on or after July 1, 2012 and before July 1, 2013. The interest rate on Direct Unsubsidized Loans made to both undergraduates and graduate or professional students remains at 6.8%. The legislation also includes a new limit on eligibility for Direct Subsidized Loans for new borrowers on or after July 1, 2013. A new borrower on or after July 1, 2013 will not be eligible for new Direct Subsidized Loans if the period during which the borrower has received such loans exceeds 150% of the published length of the borrower's educational program.
Pell. Under the Pell Program, the Department makes grants to undergraduate students who demonstrate financial need. Under the August 2008 reauthorization of the Higher Education Act, students were able to receive Pell Grant funds for attendance on a year-round basis, and could potentially receive more in a given year than the traditionally defined maximum annual amount. However, the U.S. Department of Defense and Full-Year Continuing Appropriations Act of 2011 permanently repealed, effective with the 2011-2012 award year, the Pell Grant provision that provided an otherwise eligible student with more than one Pell Grant in an award year. For the 2011-2012 award year, the maximum Pell Grant award was $5,550. The Consolidated Appropriations Act of 2012 preserved the maximum Pell Grant at $5,550, but changed the program's eligibility criteria. Beginning with the 2012-2013 award year, a student's eligibility to receive a Pell Grant has been reduced from 18 semesters (or its equivalent) to 12 semesters (or its equivalent). In addition, the income threshold for an automatic zero expected family contribution was reduced from $30,000 to $23,000 for the 2012-2013 award year for both dependent and independent students.
Federal Work-Study Program. Under the Federal Work-Study Program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the school or for off-campus public or non-profit organizations.
Non-Title IV funding sources
Other funding sources consist of cash, private loans, state grants, corporate reimbursement, military benefits and institutional loans. In the years ended December 31, 2012, 2011 and 2010, Ashford University derived 13.6%, 13.2% and 15.0%, respectively, and the University of the Rockies derived 12.7%, 15.0% and 14.1%, respectively, of their revenues (in each case calculated in accordance with applicable Department regulations) from these other funding sources.
Financial aid processing
Our institutions have engaged Xerox Business Solutions (“XBS”), formerly called Affiliated Computer Services, Inc., to provide call center and transactional processing services for the online financial aid student populations at our institutions, including services related to disbursement eligibility review and Title IV fund returns. We believe the engagement of XBS centralizes these processing services to improve student financing outcomes, and enhances efforts to comply with Title IV rules and regulations. If the engagement with XBS were terminated, we would handle these processing services using our own resources or engage another third party vendor.

Curricula and Scheduling
Our institutions are committed to providing their students with a rigorous and rewarding academic experience, which gives them the knowledge and experience necessary to be contributors, educators and leaders in their chosen professions. Our institutions seek to maintain a high level of quality in curriculum, faculty and student support services, all of which contribute to the overall student experience. Curriculum is reviewed annually to ensure that content is refined and updated as necessary. Our institutions provide extensive student support services, including academic, administrative and technology support, to help maximize the success of their students. Additionally, our institutions monitor the success of their educational delivery processes through periodic faculty and student assessments. Our institutions believe their commitment to quality is evident in the satisfaction and demonstrated proficiency of their students, which is measured at the completion of every course.
As of December 31, 2012, our institutions offered approximately 1,470 courses, 80 degree programs and 125 specializations. Specialization areas are comprised of a select number of courses within an existing program which supplement that program's required courses. Specialization areas focus on one area of study and may also be offered under the designation of concentration, endorsement or track. Our institutions offer programs and specialization areas through Ashford University's four colleges: the College of Business and Professional Studies; the College of Education; the College of Health, Human Services and Science; and the College of Liberal Arts; and through the University of the Rockies' two schools: the School of Organizational Leadership and the School of Professional Psychology.
Online courses are offered with weekly start dates throughout the year, except for two weeks total in late December and early January. Courses typically run five to six weeks and all courses are offered in an asynchronous format so students can complete their coursework as their schedule permits. Online students typically enroll in one course at a time. This focused approach to learning allows the student to engage fully in each course.
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
Program Development
Our institutions design their academic offerings to meet the needs of a broad cross section of prospective students. In addition to adding programs in high-demand disciplines, our institutions intend to enhance their programs through the addition of more specializations in the future. Specializations are used to create an offering that is tailored to the specific objectives of a student population and, therefore, is more attractive to potential students interested in a particular program. As a result, the addition of specializations represents a cost-effective way to both expand our market and to further enhance the differentiation of our institutions' programs in that market. Additionally, our institutions intend to expand the portfolio of their master's and doctoral degree programs, consistent with our commitment to a quality academic offering, and to pursue graduate students because we believe they represent an attractive segment of the population.
Our institutions seek to offer programs in disciplines in which there is strong demand for education and significant opportunity for employment. Our institutions' current program portfolio includes offerings at the associate's, bachelor's, master's and doctoral levels in the disciplines of business, education, psychology, social sciences and health sciences. Our institutions follow a defined process for identifying new degree program opportunities that incorporates student, faculty and market feedback, as well as macro trends in the relevant disciplines, to evaluate the expected level of demand for a new program prior to developing the content and marketing it to potential students.
Potential new programs and specializations are determined based on proposals submitted by faculty and staff and on an assessment of overall market demand. Our institutions' faculty and academic leadership work in collaboration with our marketing team to research and select new programs that are expected to have strong demand and that can be developed at a reasonable cost. Programs are reviewed by the respective institution and must also receive approval through the normal governance process at the relevant institution.
Once a program is selected for development, a subject matter expert is assigned to work with curriculum development staff to define measurable program-level student learning objectives. Each course in a program is designed to include learning activities that address the program objectives, foster student engagement and assess learning outcomes. All courses undergo extensive quality assurance review before they are offered to students. A new program is reviewed for approval through the appropriate governance structures. Following the approval, online programs are conformed to the standards of our online learning management system and the marketing department creates a marketing plan for the program. In most cases, the time frame to identify, develop and approve a new program is approximately six months.
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
We utilize Waypoint Outcomes, our proprietary assessment platform, which is an innovative, web-based assessment system of interactive rubrics, to gather data from specific learning activities. Data results from Waypoint Outcomes are shared with the student and are also accessible by the faculty and program administrators.
In addition to course and program assessments, faculty performance is continuously assessed by the institutional deans and instructional specialists and by results of student surveys at the completion of each course. The results of all of our assessment practices are reviewed by an assessment team, including faculty, and, based on their conclusions, recommendations may be made to add to or modify our institutions' programs.
Branding and Marketing
We have invested significant resources in developing processes and implementing technologies that allow us to effectively identify, recruit and retain qualified students. We develop and participate in various marketing activities to generate leads for prospective students and to build the Bridgepoint Education, Ashford University and University of the Rockies brands. For our institutions' online student population, we align ourselves with working adults, many of whom have already completed some postsecondary courses and are seeking an accessible, affordable education from a quality institution. The admissions policies that require the minimum age of 22 for online students at Ashford University are focused at attracting more mature students with a greater commitment to completing their degrees. The Ashford University campus-based student population attracts traditional college students, typically between the ages of 18 and 24.
Leads are primarily generated from online sources. The main source of leads is third party online lead aggregators. We also purchase keywords from search providers to generate online leads directly, rather than acquiring them through lead aggregators. Additionally, we have an in-house team focused on generating online leads through search engine optimization techniques. Our branding campaign utilizes TV and digital channels to communicate the Ashford University message.
We use trade show appearances and sponsorships to enhance the brand equity of Ashford University and University of the Rockies. These campaigns are designed to increase awareness among potential students, differentiate us from other postsecondary education providers, start dialogue between admissions counselors and potential students, motivate former students to re-register and encourage referrals from existing students.
Recruiting and Admissions
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
All leads are managed through our proprietary customer relations management (“CRM”) system, which directs a lead for a prospective student to a recruiting team and assigns an admissions counselor within that team to serve as the primary liaison for that prospective student. Once contact with a prospective student is established, admissions counselors, along with the academic and financial service advisors, begin an assessment process to determine if our institutions' program offerings match the student's needs and objectives. Additionally, admissions counselors communicate other criteria, including expected duration and cost the programs, to prospective students. Through our proprietary systems, admissions counselors are able to generate a comparison of tuition levels across our competitors in order for prospective students to make more informed decisions.
Each admissions counselor undergoes a comprehensive training program that addresses our institutions' academic offerings, financial aid options and the regulatory environment in which we operate, including the restrictions that regulations impose on the admissions process. We place significant emphasis on regulatory requirements and demand an environment of strict compliance.

Military and corporate channel relationships are developed and managed by channel development teams. Our military development specialists and corporate liaisons work with representatives in these organizations to demonstrate the quality, impact and value that our institutions' programs can provide to individuals in the organizations, as well as to the organizations themselves. We believe our institutions' educational offerings are attractive to potential students in these markets. In the military channel, individuals may frequently change locations or may seek to complete a program intermittently over the course of several years. In the corporate channel, employers value our institutions' traditional campus heritage, while our institutions' affordability allows employer tuition reimbursement to be used more efficiently. As of December 31, 2012, approximately 22.5% of our institutions' students were affiliated with the military.
The admissions process is designed to offer access to prospective students who seek the benefits of a postsecondary education. Ashford University undergraduate students may qualify in various ways, including by having a high school diploma or a General Educational Development (“GED”) equivalent. Graduate level students at Ashford University and University of the Rockies are required to have an undergraduate degree from an accredited college and may be required to have a minimum grade point average or meet other criteria to qualify for admission to certain programs.
Retention
Once a student enrolls in a program, the institution provides consistent, ongoing support to assist the student in acclimating to the online environment and to address challenges that arise in order to increase the likelihood that the student will persist through graduation.
Providing a superior learning experience to every student is a key component in retaining students at our institutions. We feel that our team-based approach to recruitment and the robust student services we provide enhance retention because of each student's interaction with his or her contact in the team and the accountability inherent in the team structure. We also incorporate a systematic approach to contacting students at key milestones during their experience at our institutions, providing encouragement and highlighting their progress. Additional contact points include quarterly updates on the school and campus life. There are frequent personal interactions between academic advisors and students, which we view as a key component to our retention strategy. Additionally, we employ a retention committee that monitors performance metrics and other key data to analyze student retention rates, as well as the causes and potential risks for student drops. Also, our student grievance department serves as a neutral third party for students to raise any concerns or complaints. Such concerns and complaints are then elevated to the appropriate department so we may proactively address any issues potentially impacting retention.
Ashford University implemented various new initiatives focused on academic quality and student success that we believe will help students succeed in their programs, help retain higher quality students and ultimately increase student retention. In the area of academic quality, Ashford University increased the size of its student support team, increased the number of full-time faculty and implemented a smaller class size initiative. In the area of student success, Ashford University has expanded its orientation program, broadened its refund policy, redefined the minimum age for all students, and has made the decision to eliminate certain associate programs.
Ashford University previously had a free two-week orientation course, which became mandatory in the fourth quarter of 2012, for all incoming zero-credit students. The orientation is designed to provide students with a complete overview of the online classroom experience, prepare them for success in their courses, and help them self-evaluate their readiness to succeed in an online college setting. The experience provides a realistic, up-front overview of expectations so that students are aware of what is expected of them as they prepare for their studies. They also gain an understanding of how to access and navigate within the online classroom, so they can feel confident when they move to their first course in their respective programs. Successful completion of all orientation activities is a requirement before students can enroll in their first class.
During the fourth quarter of 2012, Ashford University implemented the “Ashford Promise.” This initiative allows an individual to experience the first three weeks of his or her first class before incurring any financial obligation. At any time during these first three weeks, those individuals who do not demonstrate satisfactory academic progress, or those who simply opt out, will not be admitted as students into the University. Such individual would not be responsible for any tuition or fees, and therefore will not incur any debt. We believe that the Ashford Promise initiative will help increase student retention as well as address student loan debt.
Technology
We have created a scalable technology system that is secure, reliable and redundant and permits our institutions' courses and support services to be offered online.

Online course delivery and management
We use the eCollege online learning platform, provided by Pearson eCollege, a third-party software and services provider, as our online platform. The platform provides an online learning management system and provides for the storage, management and delivery of course content. The platform includes collaborative spaces for student communication and participation with other students and faculty, grade and attendance management for faculty and assessment capabilities to assist us in maintaining quality. Pearson eCollege hosts the software for us in its data center to allow us to efficiently scale the applications to meet the needs of our institutions' student population. Access to our systems is provided through student portals, an extension of our institutions' respective websites. These portals are dynamic destinations for students to securely access personal information and services and also serve as vehicles for student communications, activities and student support services.
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
The editorial team for Constellation consists of editors with extensive experience at leading textbook publishing firms. Highly qualified subject matter experts are recruited to author content that addresses course and institutional outcomes. Constellation digital texts are organized around our institutions' accelerated courses. As of December 31, 2012, approximately 83.8% of our institutions' students have taken a Constellation-enabled course. As of December 31, 2012, we had 75 Constellation titles available.
We have also expanded the features of Constellation to an external learning platform called Thuze, which launched in early 2012. We partnered with several leading publishers in a pilot program in 2012 to offer Thuze to a limited number of students outside of our institutions. Thuze enables students to share notes and highlights with their peers, and to utilize the social networking aspect of the platform by having conversations with other students and posting their thoughts on discussion boards. The notebook feature within Thuze allows students to create their own study guides from their annotations, and to instantly search for key terms.
Mobile application technology
Each of our institutions offer mobile applications compatible with most mobile phones and tablet computers in order to increase the accessibility of the student learning experience. The applications enable students to use their mobile device to contact support staff, complete discussion posts, and review important information regarding their academic status. We have received positive feedback from students indicating that these mobile applications further their learning experience and we have incorporated feedback received into the periodic updates to them.
Employees
Our institutions have increased the size of their student support teams, and have increased the number of full-time faculty. As of December 31, 2012, our institutions had approximately 220 full-time faculty members and approximately 5,400 adjunct faculty members. Adjunct faculty are part-time employees engaged on a course-by-course basis. Adjunct faculty are compensated a fixed amount per course, which varies among faculty members based on each individual's experience and background. In addition to teaching assignments, adjunct faculty may also be asked to serve on student committees, such as comprehensive examination and dissertation committees, or assist with course development.

As of December 31, 2012, we, along with our institutions, also employed more than a combined 3,900 non-faculty staff in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us.
Competition
The postsecondary education market is highly fragmented and competitive, with no private or public institution representing a significant market share. Our institutions compete primarily with public and private degree-granting regionally accredited colleges and universities. Many colleges and universities enroll working adults in addition to traditional 18 to 24 year-old students. In addition, many of those colleges and universities offer a variety of distance education and online initiatives.
We believe that the competitive factors in the postsecondary education market include the reputation of the college or university among students and employers; the number of qualified and experienced faculty; the program costs; the relevant and accredited program offerings; the regulatory approvals; the convenient, flexible and dependable access to programs and classes; the relative marketing and selling effectiveness; the time necessary to earn a degree; and the level of student support services.
We do expect to encounter increased competition as a result of new entrants to the online education market, including traditional colleges and universities that had not previously offered online education programs.
Intellectual Property
We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements with third parties to protect our proprietary rights. We have trademark and service mark registrations and pending applications in the United States and select foreign jurisdictions. We also own the domain name rights for our institutions, as well as other words and phrases important to our business. Additionally, we have applied for patent protection for certain technology developed by us. In many instances, our institutions' course content is produced by faculty and other content experts under work-for-hire agreements pursuant to which we own the course content in return for a fixed development fee. In certain limited cases, course content is licensed from third parties on a royalty fee basis.
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

The names of our executive officers and their ages, titles and biographies as of February 1, 2013, are set forth below:

Name	Age	Position
Andrew S. Clark	47	CEO and President and Director
Daniel J. Devine	48	Executive Vice President/Chief Financial Officer
Jane McAuliffe	46	Executive Vice President/Chief Academic Officer
Rodney T. Sheng	46	Executive Vice President/Chief Administrative Officer
Ross L. Woodard	47	Senior Vice President/Chief Marketing Officer
Charlene Dackerman	52	Senior Vice President of Human Resources
Thomas Ashbrook	48	Senior Vice President/Chief Information Officer
Diane L. Thompson	57	Senior Vice President, Secretary and General Counsel
Douglas C. Abts	39	Senior Vice President/Strategy and Corporate Development
Vickie L. Schray	52	Senior Vice President of Regulatory Affairs and Public Policy
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
Jane McAuliffe joined us in July 2005 and currently serves as our Executive Vice President of External Affairs/Chief Academic Officer. Prior to Dr. McAuliffe's appointment as in January 2011, Dr. McAuliffe served as our Senior Vice President/Chief Administrative Officer, from November 2008 to December 2010, and as our Vice President of Academic Affairs, from September 2007 to November 2008. Dr. McAuliffe also served as Chancellor/President of Ashford University from July 2005 to December 2010. From 2003 to 2005, Dr. McAuliffe served as President of Argosy University/Sarasota Campus in Sarasota, Florida. Prior to 2003, Dr. McAuliffe served in various management roles including Vice President for Academic Affairs at American InterContinental University in 2002, and prior to that Dean, Associate Dean and Program Director in the College of Education at the University of Phoenix from 1996 to 2002. Dr. McAuliffe earned a Ph.D., M.A. and B.A. from Arizona State University.
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
Thomas Ashbrook joined us in November 2008 and has served as our Senior Vice President/Chief Information Officer since that time. From March 2005 to March 2008, Mr. Ashbrook served as the Divisional Information Officer for Fremont Investment & Loan, a California industrial bank and lending institution, where he led information technology strategy for the residential business. From 2001 to 2005, Mr. Ashbrook served as the Senior Vice President of Technology Solutions for Fidelity National Information Solutions, a subsidiary of Fidelity National Financial. Mr. Ashbrook earned a B.S. in Electrical Engineering from California State University, Long Beach and an MBA from Ashford University, Clinton Iowa.
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
Douglas C. Abts joined us in August 2010 and has served as our Senior Vice President, Strategy and Corporate Development since that time. He is responsible for setting the strategic direction of the company, mergers and acquisitions activity, data intelligence capabilities, and new learning product development. Previously, Mr. Abts spent seven years at Science Applications International Corporation, most recently serving as Corporate Vice President for Mergers and Acquisitions. He earlier held the titles of Vice President for Strategic Development and Business Development Manager. For six years, Mr. Abts served with distinction as an Officer in the United States Navy SEAL Teams. Mr. Abts holds an M.B.A. from Harvard Business School and a B.A. from Stanford University.
Vickie L. Schray joined Bridgepoint Education in January 2011 and currently serves as the Senior Vice President, Regulatory Affairs and Public Policy. Prior to Ms. Schray's appointment as the Senior Vice President Regulatory Affairs and Public Policy in December 2012, Ms. Schray served as the Vice President Regulatory Affairs. Ms. Schray has over 20 years of experience in postsecondary education and has worked at the federal, state and institutional level. From 1998 to 2010, Ms. Schray served in various leadership positions with the U.S. Department of Education, including Acting Deputy Assistant Secretary in the Office of Postsecondary Education, Senior Policy Analyst in the Office of the Under Secretary, and as the Deputy Director for the Secretary of Education's Commission on the Future of Higher Education. Before her work with the Department of Education, Ms. Schray consulted for the National School-to-Work Opportunities Office and was Deputy Director of the National Skill Standards Board. Ms. Schray earned a M.S. at Portland State University and a B.S. at Oregon State University.
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

Additional Information
We were incorporated in Delaware in May 1999 under the name TeleUniversity, Inc. and we changed our name to Bridgepoint Education, Inc. in February 2004. Our website is located at www.bridgepointeducation.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The website for the SEC is located at www.sec.gov. The reference to our website is intended to be an inactive textual reference and the contents of our website are not intended to be incorporated into this report.

REGULATION
Ashford University and the University of the Rockies are accredited institutions of higher education which are subject to extensive regulation by a variety of agencies. These agencies include the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”), the agency that accredits our institutions, thereby providing an independent assessment of educational quality. As discussed below, Ashford University has been placed on Notice by HLC. Our institutions are also subject to regulation by educational licensing authorities in states where our institutions are physically located or conduct certain operations. We are also subject to regulation by the U.S. Department of Education (“Department”) due to our participation in federal student financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“Higher Education Act”), which we refer to in this report as Title IV programs. To participate in Title IV programs, a school must maintain authorization by the state education agency or agencies where it is physically located, be accredited by an accrediting agency recognized by the Department and be certified by the Department as an eligible institution. Institutions that participate in the Title IV programs are subject to an extensive set of laws and regulations. The laws, regulations and standards of HLC, the Department and state agencies affect the vast majority of our institutions' operations.
Accreditation
Ashford University and the University of the Rockies have been institutionally accredited since 1950 and 2003, respectively, by HLC, which is one of six regional accrediting agencies that accredits colleges and universities in the United States. Most traditional, public and private non-profit, degree-granting colleges and universities are accredited by one of these six agencies. Ashford University was placed on Notice by HLC on February 21, 2013. Notice is a commission sanction indicating that an institution is pursuing a course of action that, if continued, could lead it to be out of compliance with one or more criteria for accreditation.
Accreditation by HLC is recognized by the Department and by prospective students as a reliable indicator of educational quality. Accreditation is a private, non-governmental process for evaluating the quality of an educational institution and its programs and an institution's effectiveness in carrying out its mission in areas including integrity, student performance, curriculum, educational effectiveness, faculty, physical resources, administrative capability and resources, financial stability and governance. To be recognized by the Department, an accrediting agency, among other things, must adopt specific standards to be maintained by educational institutions, conduct peer-review evaluations of institutions' compliance with those standards, monitor compliance through periodic institutional reporting and the periodic renewal process and publicly designate those institutions that meet the agency's criteria. An accredited institution is subject to periodic review by its accrediting agency to determine whether it continues to meet the performance, integrity, quality and other standards required for accreditation. An institution that is determined not to meet the standards of accreditation may have its accreditation revoked or not renewed.
Accreditation is important to our institutions as it establishes comprehensive criteria designed to promote educational quality and effectiveness. Accreditation also represents a public acknowledgment by a recognized independent agency of the quality and effectiveness of our institutions and their programs. It also facilitates the transferability of educational credits when students transfer to or apply for graduate school at other regionally accredited colleges and universities. The Department relies on accreditation as an indicator of educational quality and effectiveness in determining an institution's eligibility to participate in Title IV programs, as do certain corporate and government sponsors in connection with tuition reimbursement and other student aid programs.
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
Evaluations and renewals of accreditation
Ashford University's accreditation was most recently renewed by HLC in 2006 for a period of ten years. Ashford University has been placed on Notice. University of the Rockies was granted its initial accreditation from HLC in 2003 for a period of five years. Its accreditation was renewed by HLC in 2008 for a period of seven years, with a comprehensive evaluation scheduled during the 2015-2016 academic year. In November 2009, as a result of our initial public offering, both Ashford University and University of the Rockies participated in a change of control accreditation visit from HLC. Upon the recommendation of the visiting team, HLC determined both institutions (i) continued to meet the commission's eligibility requirements and accreditation criteria and (ii) should receive their next comprehensive evaluations in 2014-2015, per the commission policy that states an institution must have a comprehensive review no later than five years following a change in control visit.
For information regarding the current status of the accreditation of Ashford University see “Notification from HLC regarding Jurisdiction over Ashford University and University of the Rockies”, “Notification from HLC regarding placement of Ashford University on Notice” and “HLC Notification regarding Ashford University Non-Financial Indicator Conditions” below. For information regarding the current status of the accreditation of University of the Rockies see "Notification from HLC regarding Jurisdiction over Ashford University and University of the Rockies" and “HLC Notification regarding University of the Rockies Non-Financial Indicator Conditions” below.
Notification from HLC regarding Jurisdiction over Ashford University and University of the Rockies
In June 2010, the Board of Trustees of HLC ("HLC Board") adopted revised bylaws which outline the basis on which an institution falls within its jurisdiction. The revised bylaws provide, subject to specified grace periods and grandfathering provisions, that an institution must be incorporated within a state in the 19-state north central region and also have a “substantial presence” in the north central region, as defined by commission policy, to be considered within the commission's jurisdiction. In November 2010, HLC adopted a policy which specifies that an institution would be considered to have a “substantial presence” in the north central region only if the institution can demonstrate to the commission that its operations are substantially in the north central region. The institution must provide evidence that the majority of its educational administration and activity, business operations and executive and administrative leadership are located or operating within the north central region and that it has at least one campus or additional location, as applicable, located in the north central region.
HLC is to evaluate institutions that have been accredited by the commission as of July 1, 2010, against the “substantial presence” definition at the time of the commission's next comprehensive evaluation of such institution, except where the commission has information to indicate that an institution does not meet this requirement and initiates, subsequent to July 1, 2012, an inquiry to review jurisdiction.
Ashford University and the University of the Rockies have campuses in, are incorporated in, and have business operations, administration and leadership in Iowa and Colorado, respectively, both of which states are located in the north central region. Both institutions also have business operations, administration and leadership located outside of the north central region. Under the new policy, it became uncertain whether HLC would determine that University of the Rockies has a substantial presence in the north central region. In October 2012, HLC conducted an on-site review at University of the Rockies in connection with its evaluation of the institution's compliance with the commission's jurisdictional requirements. By letter dated February 28, 2013, HLC notified University of the Rockies that HLC's Institutional Actions Council affirmed at its meeting on February 25, 2013 that the institution had transferred a substantial presence of business and administrative personnel and operations to the location in Denver, Colorado (within the north central region) and that no further commission follow-up is required.
On June 25, 2012, HLC informed Ashford University that the institution must demonstrate, no later than December 1, 2012, that it has a substantial presence in the 19-state north central region and accordingly is within HLC's jurisdiction under new requirements which became effective on July 1, 2012. Representatives of the institution met with HLC regarding the timing and components of becoming compliant with the commission's jurisdictional requirements in light of the institution's plans to reapply for initial accreditation with the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges (“WASC”). For information regarding Ashford University's application for accreditation with WASC see “Proposed change in accreditation for Ashford University” below.
Subsequent to these discussions, on July 27, 2012, Ashford University received a letter from HLC that stated Ashford University would be required to provide the commission with an implementation plan on or before December 1, 2012, that demonstrates how the institution will comply with the commission's policy on substantial presence in the event that a migration to WASC either will not occur or is significantly delayed. The implementation plan was provided to HLC as requested.
On February 27, 2013, Ashford University received a letter from HLC stating that on February 21, 2013 the university was placed on Notice due to its current non-compliance with HLC's substantial presence policy and concerns regarding its future ability to remain in compliance with certain accreditation criteria, particularly the revised criteria that became effective on January 1, 2013. Specifically, HLC noted that its action in placing the university on Notice was related in part to the alignment of the university mission with its instructional model, governance of the university independent from its corporate parent, sufficiency of faculty, assessment of student learning and use of data to improve graduation and retention rates, and shared governance structures involving faculty and administration. Ashford University remains accredited. In its letter, HLC reported its determination that Ashford University is not currently in compliance with HLC's substantial presence policy and set forth procedures and a timeline for evaluating the university's implementation of its previously reviewed plan with respect to substantial presence in the event Ashford University does not gain accreditation from WASC. If WASC accreditation is not approved, Ashford University will be required to exercise the implementation plan, and the institution must initiate the move of its core operations to the 19-state north central region immediately after the anticipated June 2013 WASC decision.
On or before July 10, 2013, Ashford University must provide a monitoring report to HLC stating whether the university has gained accreditation from WASC. If the university has not by such time been accredited by WASC, the university will also be required to host a focused evaluation no later than October 1, 2013, to evaluate, among other things, whether the university has completed specific steps, following its implementation plan, to establish presence in HLC's region as required pursuant to HLC's jurisdictional requirements. In addition, Ashford University will be required to host a focused evaluation on or before December 15, 2013 to examine retention, graduation and the university's progress in resolving the identified issues. In its letter, HLC states that the HLC Board will consider information provided in the monitoring report and in the October 2013 focused evaluation, if it is required, and the December 2013 focused evaluation at its meeting in February 2014 and take action as appropriate. HLC may remove the university from Notice, or in the event the identified concerns, including satisfaction of HLC's jurisdictional requirements, have not been satisfactorily addressed, place the university on probation or take other action, which could include a show-cause order or withdrawal of accreditation.
Proposed change in accreditation for Ashford University
Ashford University is seeking regional accreditation from the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges (“WASC”). In September 2010, we announced that Ashford University had initiated the process of seeking regional accreditation from WASC. In January 2011, Ashford University submitted an application to determine its eligibility to pursue WASC accreditation. In January 2012, Ashford University submitted an application for initial accreditation with WASC. Upon receiving the initial application for accreditation and related materials, including an institutional self-study, WASC then held site visits in March 2012, the purpose of which was to validate the information provided in the institution's application, particularly its compliance with WASC standards.
On July 5, 2012, Ashford University received official notice that WASC acted (1) to deny initial accreditation to the institution because it had not yet demonstrated substantial compliance with certain of the WASC Standards for Accreditation and (2) to permit the institution to reapply for accreditation with a single special visit to occur as early as spring 2013. On October 11, 2012, Ashford University reapplied for accreditation. Under WASC rules, the reapplication must demonstrate that Ashford University has satisfactorily addressed the report's conclusions and has come into compliance with the WASC Standards of Accreditation. A site visit by WASC is expected to begin on April 2, 2013, and we anticipate the WASC commission's consideration of the institution's reapplication at its June 2013 meeting.
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
Notification from HLC regarding placement of Ashford University on Notice
On July 12, 2012, Ashford University received a letter from HLC stating that (1) Ashford University had been placed on special monitoring because of the decision by WASC to deny the institution initial accreditation and also because of certain non-financial data provided by the institution that indicated a need for further commission review (see “HLC Notification regarding Ashford University Non-Financial Indicator Conditions” below), and (2) the institution would be required to provide a report to HLC no later than August 10, 2012 regarding its fulfillment of the commission's Criteria for Accreditation and Core Components, including the Minimum Expectations. Submission of the report would be followed by an advisory visit.
The letter specifically required the report to include: (1) evidence that Ashford University meets HLC's Criteria for Accreditation relating to the role and autonomy of the institution's governing board and its relationship with Bridgepoint Education, Inc., including the role of faculty in overseeing academic policies and the integrity and continuity of academic programs; (2) evidence that Ashford University's resource allocations are sufficiently aligned with educational purposes and objectives in the areas of student completion and retention, the sufficiency of full-time faculty and model for faculty development, and plans for increasing enrollments; and (3) evidence demonstrating that Ashford University has an effective system for assessing and monitoring student learning and assuring academic vigor.
Following Ashford University's receipt of the letter, the institution met with representatives of HLC to discuss the timing of the advisory visit and the report demonstrating the institution's compliance with HLC's accreditation criteria. Subsequent to these discussions, on July 27, 2012, Ashford University received a letter from HLC that stated Ashford University would be permitted to provide the report demonstrating compliance with the commission's Criteria for Accreditation and Core

Components in two phases. The first phase was provided on September 3, 2012, and the second phase was provided on September 21, 2012. The advisory visit occurred the week of October 22, 2012.
On February 27, 2013, Ashford University received a letter from HLC stating that on February 21, 2013 the university was placed on Notice due to its current non-compliance with HLC's substantial presence policy and concerns regarding its future ability to remain in compliance with certain accreditation criteria, particularly the revised criteria that became effective on January 1, 2013. Specifically, HLC noted that its action in placing the university on Notice was related to the alignment of the university mission with its instructional model, governance of the university independent from its corporate parent, sufficiency of faculty, assessment of student learning and use of data to improve graduation and retention rates, and shared governance structures involving faculty and administration.
As discussed under “Notification from HLC regarding Jurisdiction over Ashford University and University of the Rockies” above, HLC determined that Ashford University is not currently in compliance with HLC's substantial presence policy and set forth procedures and a timeline for evaluating the university's implementation of its previously reviewed plan with respect to substantial presence in the event Ashford University does not gain accreditation from WASC.
Ashford University remains accredited. Notice is a commission sanction indicating that an institution is pursuing a course of action that, if continued, could lead it to be out of compliance with one or more criteria for accreditation. At its February 2014 meeting, the HLC Board will consider information and take action as appropriate. HLC may remove the university from Notice or, in the event the identified concerns have not been satisfactorily addressed, place the university on probation or take other action, which could include a show-cause order or withdrawal of accreditation. The procedures and timeline for HLC's evaluation of the university during the Notice period are described in the section above entitled “Notification from HLC regarding Jurisdiction over Ashford University and University of the Rockies.”
Further information is available in the Public Disclosure Notice on Ashford University, which is published on HLC's website at www.ncahlc.org under “HLC Institutions - Public Disclosures”. The reference to the HLC website is intended to be an inactive textual reference and the contents of that website are not intended to be incorporated into this report.
HLC Notification regarding Ashford University Non-Financial Indicator Conditions
On July 13, 2012, HLC notified Ashford University that it had been identified for further inquiry based on certain non-financial data the institution provided in its 2012 Institutional Annual Report. Under HLC's Institutional Update process, all accredited and candidate institutions are required to provide certain financial and non-financial data to the commission annually; HLC then screens the non-financial data for seven indicator conditions and requests an institutional report from institutions that meet certain of these conditions. The purpose of the screening process is to identify institutions that may be at risk of not meeting certain of HLC's Criteria for Accreditation.
Ashford University was identified for further inquiry because it met three of the indicator conditions: (1) the number of degrees awarded increased 40% or more compared to the prior year; (2) the number of full-time faculty increased 25% or more compared to the prior year; and (3) the ratio of full-time faculty to the number of degree programs was less than one in the period reported. As Ashford University was already under review through the HLC special monitoring process and was required to provide a written report and host an advisory visit, as outlined in the letter received from the commission on July 12, 2012, Ashford University addressed these non-financial indicators and related Core Components in the report it submitted on September 3, 2012 as part of the special monitoring process. Ashford University was placed on Notice by HLC on February 21, 2013. The Notice process and timeline are described in the sections above entitled “Notification from HLC regarding Jurisdiction over Ashford University and University of the Rockies” and “Notification from HLC regarding placement of Ashford University on Notice.”
HLC Notification regarding University of the Rockies Non-Financial Indicator Conditions
On July 24, 2012, HLC notified University of the Rockies that it had been identified for further inquiry based on certain non-financial data the institution provided in its 2012 Institutional Annual Report. University of the Rockies was identified for further inquiry because it met two of the indicator conditions: (1) the number of degrees awarded increased 40% or more compared to the prior year; and (2) the number of full-time faculty increased 25% or more compared to the prior year. Accordingly, HLC requested that University of the Rockies provide a report to HLC demonstrating the institution's ability to continue meeting the Core Components in light of the conditions at the institution that led to the indicators being identified. This report was provided on August 29, 2012, and the institution has not received an update regarding the inquiry since that date. The HLC staff will review the report, may request additional information if necessary, and will determine whether the report requires further review by a panel; if so, the panel will review the report and recommend whether the HLC Board should accept the report, require further monitoring through a subsequent report or focused visit, or recommend action such as placing the institution on sanction.

Authorization by U.S. Congress of Title IV Programs
The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. In 2008, the Higher Education Act was reauthorized through September 2014. The U.S. Congress may propose and pass revisions to the Higher Education Act between reauthorizations, subject to approval by the President. The U.S. Congress also determines the funding levels for Title IV programs annually through the budget and appropriations process.
There has been increased focus by the U.S. Congress on the role that for-profit educational institutions play in higher education. In particular, the Health, Education, Labor and Pensions Committee of the U.S. Senate (“HELP Committee”) has issued several reports and held a series of hearings regarding the for-profit education sector and Title IV programs, including a March 2011 hearing specifically about us and Ashford University entitled “Bridgepoint Education, Inc.: A Case Study in For-Profit Education and Oversight.” The hearings, and those of other Congressional committees, have focused on various aspects of the for-profit education sector including student debt, recruitment practices, educational quality, student outcomes, the effectiveness of accrediting bodies, and the amount of Title IV funding received by the for-profit education sector. In connection with these hearings, members of Congress have requested a broad range of detailed information from various for-profit institutions, including Ashford University and University of the Rockies. Most recently, on July 29, 2012, the majority staff of the HELP Committee issued a report entitled “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success,” which contains the majority staff's findings from the committee's two-year investigation of the for-profit education sector. The report is critical of the sector generally and of us and our institutions specifically, expressing concerns surrounding the amount of Title IV and other federal funds received, the amount of money spent on marketing and recruiting, student retention and default rates, staffing levels, learning outcomes and accreditation, among other items.
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
The 90/10 rule
Under the Higher Education Act, a for-profit institution loses its eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues (calculated in accordance with applicable Department regulations) from Title IV program funds for two consecutive fiscal years. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single year will be placed on provisional certification and may be subject to other enforcement measures. In the years ended December 31, 2012, 2011 and 2010, Ashford University derived 86.4%, 86.8% and 85.0%, respectively, and the University of the Rockies derived 87.3%, 85.0% and 85.9%, respectively, of their respective revenues (calculated in accordance with applicable Department regulations) from Title IV funds.

Revenue derived from government tuition assistance for military personnel, including veterans, is considered not to be federal student aid for purposes of the 90/10 rule calculation, and accordingly helps our institutions satisfy the 90/10 rule. Additionally, as of December 31, 2012, approximately 22.5% of our institutions' students were affiliated with the military, some of whom are eligible to receive tuition assistance from the government which they may use to pursue postsecondary degrees.
Incentive compensation
The Higher Education Act prohibits an institution from making any commission, bonus or other incentive payments based directly or indirectly on success in securing enrollments or financial aid to any persons or entities engaged in student recruiting or admissions activities, or in making decisions about the award of student financial assistance. Under prior Department regulations, there were 12 “safe harbor” provisions. The Department eliminated all 12 safe harbors, effective July 1, 2011, taking the position that any commission, bonus or other incentive payment based in any part, directly or indirectly, on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the Higher Education Act. The Department issued a Dear Colleague Letter dated March 17, 2012 that attempted to clarify and provide interpretive guidance regarding certain aspects of the regulations. The regulations have in a number of respects made it more difficult to compensate employees, and there remains uncertainty as to how the Department will interpret them.
Qui tam complaints against us and our institutions were unsealed on December 26, 2012 and January 2, 2013. These complaints allege, among other things, that our institutions violated the Federal False Claims Act by falsely certifying to the Department that Ashford University and University of the Rockies, in the case of the qui tam unsealed in 2012, and Ashford University, in the case of the qui tam unsealed in 2013, were in compliance with the prior regulations regarding the payment of incentive compensation to enrollment personnel in connection with the institutions' participation in student financial aid programs. The U.S. Department of Justice has declined to intervene in the qui tam complaints. For more information regarding claims and lawsuits, see the risk factor entitled “We face litigation and legal proceedings that could have a material adverse effect on enrollments, financial condition, cash flows and results of operations” in Part I, Item 1A of this report and “Legal Proceedings” in Part I, Item 3 of this report.
Cohort default rate
For each federal fiscal year, the Department calculates a rate of student defaults on federal loans for each educational institution which is known as a “cohort default rate.” An institution may lose its eligibility to participate in the Direct Loan and Pell programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in Direct Loan programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department. Ashford University's cohort default rates for the 2010, 2009 and 2008 federal fiscal years, were 10.2%, 15.3% and 13.3%, respectively. The cohort default rates for the University of the Rockies for the 2010, 2009 and 2008 federal fiscal years, were 4.0%, 3.3% and 2.5%, respectively. An institution whose cohort default rate equals or exceeds 25% in any one of the three most recent fiscal years for which rates have been issued by the Department may be placed on provisional certification by the Department.
The August 2008 reauthorization of the Higher Education Act included significant revisions to the requirements concerning cohort default rates. Under the revised law, the period for which students' defaults on their loans are included in the calculation of an institution's cohort default rate was extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change was effective with the calculation of institutions' cohort default rates for the federal fiscal year ending September 30, 2009. The Department will not impose sanctions based on rates calculated under this new methodology until three consecutive years of rates have been calculated, which is expected to occur in 2014. Until that time, the Department will continue to calculate rates under the old calculation method and impose sanctions based on those rates. The revised law also increases the threshold for ending an institution's participation in the relevant Title IV programs from 25% to 30%, effective for final three-year cohort default rates published on or after the 2012 federal fiscal year. The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the Department has published official three-year cohort default rates. Ashford University's and University of the Rockies' three-year cohort default rates for the 2009 cohort were 19.8% and 3.3%, respectively.
Substantial misrepresentation
The Higher Education Act prohibits an institution participating in Title IV programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges or graduate employability. Under the Department's rules, a “misrepresentation” is any false, erroneous or misleading statement an institution, one of its representatives, or any ineligible institution, organization, or person with whom the institution has an agreement to provide educational programs, or marketing, advertising, recruiting, or admissions services makes directly to a student or prospective student or any member of the public, or to an accrediting agency, to a state agency or the Department. The Department's rules define a “substantial misrepresentation” as any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person's detriment. Considering the broad definition of “substantial misrepresentation,” it is possible that, despite our training efforts and compliance programs, our institutions' employees or service providers may make statements that could be construed as substantial misrepresentations. If the Department determines that one of our institutions has engaged in substantial misrepresentation, the Department may attempt to revoke the institution's program participation agreement, impose limitations on the institution's participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs; the institution could also be exposed to increased risk of action under the federal False Claims Act. The qui tam complaint that was unsealed on December 26, 2012 alleges, among other things, that Ashford University and University of the Rockies have failed to make required disclosures readily available to students, have misled students as to the true cost of attending the schools, the quality and reputation of their academic programs, and their job placement rates. We are currently evaluating the complaint and intend to vigorously defend against the allegations set forth in the complaint. For more information regarding claims and lawsuits, see the risk factor entitled “We face litigation and legal proceedings that could have a material adverse effect on enrollments, financial condition, cash flows and results of operations” in Part I, Item 1A of this report and “Legal Proceedings” in Part I, Item 3 of this report.
Return of Title IV funds for students who withdraw
If a student who has received Title IV funds withdraws, the institution must determine the amount of Title IV program funds the student has earned, pursuant to applicable regulations. If the student withdraws during the first 60% of any payment period (which, for our undergraduate online students, typically is a 20-week term consisting of four five-week courses and, for our campus- based students, is a 16-week semester), the amount of Title IV funds that the student has earned is equal to a pro rata portion of the funds the student received or for which the student would otherwise be eligible for the payment period. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV funds received. If the student has not earned all of the Title IV funds disbursed, the institution must return the unearned funds to the appropriate lender or the Department in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If an institution's annual financial aid compliance audit in either of its two most recently completed fiscal years determines that 5% or more of such returns were not timely made, the institution may be required to submit a letter of credit in favor of the Department equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. For the years ended December 31, 2012 and 2011, our institutions did not exceed the 5% threshold for late refunds sampled.
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
Ashford University is physically located in the State of Iowa. The Iowa College Student Aid Commission (“ICSAC”) has advised Ashford University that the institution currently is exempt from any requirement to register with the State of Iowa to offer postsecondary degree programs in Iowa by virtue of its accreditation by the Higher Learning Commission. Ashford University has been placed on Notice by the Higher Learning Commission. Ashford University has applied for accreditation by WASC with the intention of relinquishing its Higher Learning Commission accreditation and designating WASC as its primary accreditor for Title IV purposes upon the completion of that process. See “Regulation-Proposed change in accreditation for Ashford University” above. Ashford University will be required to maintain its registration with ICSAC if it relinquishes its Higher Learning Commission accreditation.
An institution must be approved or licensed on a basis other than accreditation in instances in which it is not established by name as an educational institution by a state through a charter, statute, constitutional provision, or other action issued by an appropriate state agency or entity. As it is uncertain how the Department will interpret this rule, Ashford University has applied for authorization with ICSAC independent of its Higher Learning Commission accreditation in the event that is required under the new regulation. Such registration will also be necessary if WASC becomes the institution's primary accreditor. In November 2011, ICSAC determined Ashford University met all requirements to offer postsecondary education in Iowa and approved the institution's registration in Iowa for a four-year period ending November 2015; however, in light of the findings and recommendations contained in the final audit report of the Department's Office of Inspector General (“OIG”), ICSAC stated that it would immediately reconsider the institution's registration for possible revocation if the Department ruled to limit, suspend or terminate the institution's participation in Title IV programs. For more information about the OIG's final audit report, see “Regulation-Department Regulation of Title IV Programs-Compliance reviews, audits and reports” below.
University of the Rockies is located in the State of Colorado and is authorized by the Colorado Commission on Higher Education. Such authorization may be lost or withdrawn if the University of the Rockies fails to comply with requirements under Colorado statutes and rules for continued authorization.
The regulations that took effect July 1, 2011, also provide that if an institution is offering postsecondary education through distance or correspondence education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to be legally offering postsecondary distance or correspondence education to students in that state. Additionally, upon request by the Department, an institution must be able to document that it has the applicable state approval. Although our institutions have a process for evaluating the compliance of their online educational programs with state requirements regarding distance and correspondence learning, and have experienced no significant restrictions on their educational activities to date as a result of such requirements, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. For more information, see “State Education Licensure and Regulation” below. Moreover, it is also unclear whether and to what extent state agencies may augment or change their regulations in this area as a result of new Department regulations and increased scrutiny. Any failure to comply with state requirements, or any new or modified regulations, could result in our inability to enroll students or receive Title IV funds for students in those states and could result in restrictions on growth and enrollments.
On June 5, 2012 the United States Court of Appeals for the District of Columbia Circuit (“Court”) vacated the new state authorization regulation with respect to distance and correspondence education. The Court affirmed an order of a Federal District Court in the District of Columbia vacating the regulation requiring an institution to meet state requirements in a state in which it has distance education students, but in which it is not physically located or otherwise subject to state jurisdiction. The matter remains pending and its outcome cannot be predicted with certainty. The Department subsequently issued a Dear Colleague Letter acknowledging the Court's decision and stating that the Department would not enforce the requirements of the regulation and commenting that institutions continue to be responsible for complying with all state laws as they relate to distance education.
Gainful employment
Under the Higher Education Act, schools operated on a for-profit basis are eligible to participate in Title IV programs only to the extent that their educational programs lead to gainful employment in a recognized occupation, with the limited exception of qualified programs leading to a bachelor's degree in liberal arts.
In June 2011, the Department published final regulations to establish minimal debt measures for determining whether certain postsecondary educational programs lead to gainful employment in recognized occupations, and the conditions under which such programs are eligible for Title IV funding. These regulations were scheduled to take effect on July 1, 2012. Under these debt measures, a program is considered to lead to gainful employment if (1) the program's annual federal loan repayment rate is at least 35%, as calculated under the regulation, (2) the program's annual loan payment is 12% or less of a typical graduate's annual earnings or 30% or less of a typical graduate's discretionary income (defined as income above 150% of the poverty level for a single person in the continental United States), as calculated under the regulation (together, the “debt-to-income ratios”), or (3) the data needed to determine whether the program satisfied the minimum standards are not available to the Department.
The program's annual loan repayment rate for a federal fiscal year generally measures whether borrowers in their third and fourth years of loan repayment reduce the outstanding balance of their Federal Family Education Loan and Direct Loans during the year, as calculated under, and subject to various exceptions and qualifications in, the regulations. The debt-to-income ratios generally compare the average annual loan payment on the program's median loan debt, including private education loans, for students in their third and fourth years after graduation to the most currently available average annual earnings of those students, as calculated under, and subject to various exceptions and qualifications under, the regulations.
Under the regulations that were scheduled to take effect on July 1, 2012, if a program fails both debt measures for three out of four federal fiscal years, starting with the debt measures calculated for the 2012 federal fiscal year, the program will lose eligibility to participate in Title IV programs and cannot reapply for eligibility for at least three years. Accordingly, a program could not become ineligible under these regulations until 2015 when the debt measures for the 2014 federal fiscal year are expected to be released. The regulations include procedures for limiting the number of programs that can become ineligible based on the debt measures for the 2012, 2013 and 2014 federal fiscal years.
Effective July 1, 2012, the gainful employment regulations also require institutions to disclose the debt measures and other information for each program to prospective students and the public and authorize the Department to disseminate to the public the debt measures and other information related to the debt measures. Additionally, if a program fails both debt measures for one federal fiscal year, the institution must warn enrolled and prospective students by, among other things, disclosing the amount by which the program did not meet the minimum debt measure standards and the program's plans for improvement and establish a three-day waiting period after the warnings are provided before students can enroll. If the program fails both debt measures for a second time in three years, the institution must provide additional warnings to prospective and enrolled students including, among other things, the difficulty they should expect repaying their loans, the risks associated with continuing or enrolling in the program (including the potential loss of Title IV eligibility), the options available to the student if the program loses eligibility for Title IV funds and resources available to research other educational options and compare program costs.
On June 30, 2012, the U.S. District Court for the District of Columbia (“Court”) nullified most of the gainful employment regulations and returned the regulations to the Department for further action. On July 6, 2012, the Department issued an electronic announcement acknowledging that the Court had vacated the debt measures, that institutions would not be required to comply with related regulations regarding gainful employment reporting requirements and adding new gainful employment educational programs, and that institutions would be required to comply with requirements to disclose certain information about gainful employment educational programs. It is unclear how the Department will interpret the decision and its scope. In addition, the Court's decision is subject to post-trial motions by the parties and to appeal by the Department and could be modified or reversed as a result of the motions or on appeal. The Department could take further action to address the Court's concerns regarding the regulations and obtain approval to enforce the regulations, or the Department could attempt to issue new gainful employment regulations. We cannot predict what actions the Department will take in response to the Court's decision, when the Department would take those actions, how long those actions would take, or whether those actions will result in reinstated or new regulations, or in new interpretations of existing regulations.
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

For the fiscal year ended December 31, 2011, both Ashford University and University of the Rockies calculated a composite score of 3.0, in each case satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. We expect the composite scores for Ashford University and University of the Rockies both to remain at 3.0 for the year ended December 31, 2012. However, this is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2012.
Administrative capability
The Department specifies extensive criteria by which an institution must establish that it has the requisite administrative capability to participate in Title IV programs. To meet the administrative capability standards, an institution must, among other things: comply with all applicable Title IV program requirements; have an adequate number of qualified personnel to administer Title IV programs; have acceptable standards for measuring the satisfactory academic progress of its students; have procedures in place for awarding, disbursing and safeguarding Title IV funds and for maintaining required records; administer Title IV programs with adequate checks and balances in its system of internal control over financial reporting; not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension; provide financial aid counseling to its students; refer to the OIG any credible information indicating that any student, parent, employee, third-party servicer or other agent of the institution has engaged in any fraud or other illegal conduct involving Title IV programs; timely submit all required reports and financial statements; and not otherwise appear to lack administrative capability.
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

•	imposing a monetary liability against an institution in an amount equal to any funds determined to have been improperly disbursed or improperly not to have been returned upon student withdrawal;

•	requiring an institution to post a letter of credit in favor of the Department as a condition for continued Title IV eligibility;

•	initiating proceedings to impose a fine or to limit, suspend or terminate an institution's participation in Title IV programs;

•	referring a matter for possible civil or criminal investigation;

•	failing to grant an institution's application for renewal of its certification to participate in Title IV programs or imposing conditions on its participation in Title IV programs; or

•	taking emergency action to suspend an institution's participation in Title IV programs without prior notice or a prior opportunity for a hearing.
If sanctions were imposed resulting in a substantial curtailment or termination of our institutions' participation in Title IV programs, enrollments, revenues, financial condition, cash flows and results of operations would be materially and adversely affected. If our institutions lost their eligibility to participate in Title IV programs, or if the amount of available Title IV program funds were reduced, we would seek to arrange or provide alternative sources of financial aid for students. There is no assurance that any private organizations would be willing to provide financial assistance to our institutions' students. Additionally, the interest rate and other terms of such financial aid would likely not be as favorable as those for Title IV program funds, and we might be required to guarantee all or part of such alternative assistance or might incur other additional costs in connection with securing such alternative assistance. It is unlikely that we would be able to arrange alternative funding to replace all the Title IV funding our institutions' students receive.
In addition to the actions that may be brought against us as a result of participation in Title IV programs, we are also subject to complaints and lawsuits relating to regulatory compliance brought not only by the regulatory agencies that oversee our institutions but also by other federal and state governmental agencies and third parties, such as current or former students or employees and other members of the public, including lawsuits filed pursuant to the federal False Claims Act and similar state laws.

Compliance reviews, audits and reports
Our institutions are subject to reviews in connection with periodic renewals of certification to participate in Title IV programs, as well as announced and unannounced compliance reviews and audits by various external agencies, including the Department and the OIG. State licensing agencies, the U.S. Department of Veterans Affairs and accrediting bodies may also conduct audits and reviews of a similar fashion. In addition, as part of the Department's ongoing monitoring of institutions' administration of Title IV programs, the Higher Education Act requires institutions to submit to the Department an annual Title IV compliance audit conducted by an independent certified public accounting firm. In addition, to enable the Department to make a determination of an institution's financial responsibility, each institution must annually submit audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and Department regulations.
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
Each finding was accompanied by one or more recommendations to the Department's Office of Federal Student Aid (“FSA”) as summarized below:

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
In June 2011, in connection with Findings 2 and 3, the FSA requested that Ashford University conduct a file review of the return to Title IV calculations for all Title IV recipients who withdrew from distance education programs during the 2006-2007 award year. The institution cooperated with the request and supplied the information within the time frame required.
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
The Department periodically reviews institutions participating in Title IV programs for compliance with applicable standards and regulations. On July 25, 2012, the Department notified University of the Rockies that it had scheduled an on-site program review. This review occurred from August 20, 2012 through August 24, 2012. The review will assess the institution's administration of Title IV programs and initially will cover the 2010-2011 and 2011-2012 award years, but may be expanded if deemed appropriate by the Department. Pursuant to standard Department procedures, the University of the Rockies will be provided the Department's initial Program Review Report and will then have a period of time within which to respond. Following consideration of the response, the FSA would issue a Final Program Review Determination (“FPRD”) letter. If the FPRD were to include significant findings of non-compliance, University of the Rockies could be required, subject to administrative review procedures, to pay a fine, return Title IV funds previously received, or be subjected to other administrative sanctions. While we cannot currently predict the final outcome of the Department review, any such final adverse finding could damage the institution's reputation in the industry and negatively impact enrollment, revenues, financial condition, cash flows and results of operations.
Adding teaching locations and implementing new educational programs
The requirements and standards of accrediting agencies, state education agencies and the Department limit our institutions' ability in certain instances to establish additional teaching locations or implement new educational programs. The Higher Learning Commission and state education agencies that may authorize or accredit our institutions or their programs generally require institutions to notify them in advance of adding certain new locations or implementing certain new programs, and upon notification may undertake a review of the quality of the facility or the program and the financial, academic and other qualifications of the institution. If an institution participating in Title IV programs plans to add a new location or educational program, the institution must apply under certain circumstances to the Department to have the additional location or educational program designated as within the scope of the institution's Title IV eligibility.
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
Privacy of student records
The Family Educational Rights and Privacy Act of 1974 (“FERPA”), and the Department's FERPA regulations require educational institutions to protect the privacy of students' educational records by limiting an institution's disclosure of a student's personally identifiable information without the student's prior written consent. FERPA also requires institutions to allow students to review and request changes to their educational records maintained by the institution, to notify students at least annually of this inspection right and to maintain records in each student's file listing requests for access to and disclosures of personally identifiable information and the interest of such party in that information. If an institution fails to comply with FERPA, the Department may require corrective actions by the institution or may terminate an institution's receipt of further federal funds. In addition, educational institutions are obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act (“GLBA”), a federal law designed to protect consumers' personal financial information held by financial institutions and other entities that provide financial services to consumers. The applicable GLBA regulations require an institution to, among other things, develop and maintain a comprehensive, written information security program designed to protect against the unauthorized disclosure of personally identifiable financial information of students, parents or other individuals with whom such institution has a customer relationship. If an institution fails to comply with the applicable GLBA requirements, it may be required to take corrective actions, be subject to monitoring and oversight by the Federal Trade Commission (“FTC”), and be subject to fines or penalties imposed by the FTC. For-profit educational institutions are also subject to the general deceptive practices jurisdiction of the FTC with respect to their collection, use and disclosure of student information.
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
Request for information from Ashford University by Iowa College Student Aid Commission
On September 22, 2012, the Iowa College Student Aid Commission requested that Ashford University provide the commission with certain information and documentation related to, among other matters, the denial of Ashford University's application for WASC accreditation, the university's compliance with HLC criteria and policies, a teach-out plan in the event that Ashford University is unsuccessful in obtaining a WASC accreditation and is sanctioned by HLC, and information relating to admissions employees, receipt of financial aid, availability of books, credit balance authorizations, and academic and financial support and advisement services to students. The commission requested that Ashford University provide the requested information by November 12, 2012 and make an in-person presentation during the commission's meeting on November 16, 2012. Ashford University made the presentation and the commission has not requested additional information.
Additional state regulation
Most state education agencies impose regulatory requirements on educational institutions operating within their boundaries. Some states have sought to assert jurisdiction over out-of-state educational institutions offering online programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. In addition to Iowa and Colorado, we have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the state education agency in those states, and in other states we have obtained state education agency approvals as we have determined necessary in connection with our marketing and recruiting activities. We review state licensure requirements when appropriate to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization. Because we enroll students from all 50 states and from the District of Columbia, we may have to seek licensure or authorization in additional states in the future. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. Consequently, a state education agency could disagree with our conclusion that we are not required to obtain a license or authorization in the state and could restrict one or more of our business activities in the state, including the ability to recruit or enroll students in that state or to continue providing services or advertising in that state. If we fail to comply with state licensing or authorization requirements for any state, we may be subject to the loss of state licensure or authorization by that state, or be subject to other sanctions, including restrictions on our activities in that state, fines and penalties. The loss of any required license or authorization in states other than Iowa and Colorado could prohibit us from recruiting prospective students or from offering services to current students in those states. Effective July 1, 2011, the Department regulations imposed new Title IV state authorization requirements for institutions that offer postsecondary education through distance education to students in states in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state. The regulations have been the subject of a federal court challenge and a subsequent announcement by the Department regarding their enforcement. See “Department Regulation of Title IV Programs-State authorization” above.
Consumer Financial Protection Bureau
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank, created the Consumer Financial Protection Bureau (“CFPB”) to implement various federal consumer financial laws, and granted direct supervisory authority to the CFPB over, among others, providers of private education loans as that term is defined in the Truth in Lending Act. Dodd-Frank also expands existing prohibitions against unfair or deceptive practices in the Federal Trade Commission Act to prohibit abusive practices. Ashford University and the University of the Rockies offer institutional loans that may be deemed private education loans as defined in the Truth in Lending Act. As non-depository institution private educational loan lenders, Ashford University and University of the Rockies may be deemed covered persons under the Dodd-Frank Act and subject to the CFPB's supervisory authority, which includes the authority to require reports and compliance examinations.
The Iran Threat Reduction and Syria Human Rights Act of 2012
In 2012, Bausch & Lomb Incorporated (“Bausch & Lomb”), engaged in certain activities that are subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act and which are disclosed in Exhibit 99.1 to this annual report. Affiliates of Warburg Pincus, LLC: (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of, Bausch & Lomb. We will be required to separately file, concurrently with this annual report, a notice that such activities have been disclosed in this annual report, which notice must also contain the information required by Section 13(r) of the Exchange Act.
Department of Justice
On October 10, 2012, we received a letter from the U.S. Department of Justice, Civil Division, Commercial Litigation Branch (“Justice Department”), informing us that the Justice Department was investigating the compensation of our admissions personnel. In November 2012, we met with the Justice Department in connection with their investigation. In December 2012 and January 2013, we were notified that the Justice Department had declined to intervene in two separate qui tam complaints filed by private relators under the Federal False Claims Act and unsealed on December 26, 2012 and January 2, 2013. For more information regarding claims and lawsuits, see the risk factor entitled “We face litigation and legal proceedings that could have a material adverse effect on enrollments, financial condition, cash flows and results of operations” in Part I, Item 1A of this report and “Legal Proceedings” in Part I, Item 3 of this report. We are currently evaluating the complaints and intend to vigorously defend against the allegations set forth in the complaints.

Item 1A. Risk Factors.
Investing in our common stock involves risk. Before making an investment in our common stock, you should carefully consider the following risks, as well as the other information contained in this report, including our annual consolidated financial statements and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The risks described below are those which we believe are the material risks we face. Any of the risks described below could significantly and adversely affect our business, prospects, financial condition, cash flows and results of operations. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or not believed by us to be material could also impact us.
Risks Related to the Extensive Regulation of Our Business
If our institutions fail to comply with applicable regulatory requirements, they could face monetary liabilities or penalties, operational restrictions, or loss of access to Title IV programs from which we derive most of our revenue.
In the years ended December 31, 2012, 2011 and 2010, Ashford University derived 86.4%, 86.8% and 85.0%, respectively, and the University of the Rockies derived 87.3%, 85.0% and 85.9%, respectively, of their revenues (in each case calculated in accordance with applicable regulations of the U.S. Department of Education (“Department”)) from federal student aid programs administered by the Department, which programs we refer to as Title IV programs. If our institutions were to lose eligibility to participate in Title IV programs or were to have such participation substantially curtailed, enrollments, revenues, financial condition, cash flows and results of operations would be materially and adversely affected.
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

•	imposing monetary liability against the institution in an amount equal to any funds determined to have been improperly disbursed or improperly not to have been returned upon student withdrawal;

•	requiring the institution to post a letter of credit in favor of the Department as a condition for continued Title IV eligibility;

•	initiating proceedings to impose a fine or to limit, suspend or terminate the institution's participation in Title IV programs;

•	referring a matter for possible civil or criminal investigation;

•	failing to grant the institution's application for renewal of its certification to participate in Title IV programs or imposing conditions on its participation in Title IV programs; or

•	taking emergency action to suspend the institution's participation in Title IV programs without prior notice or a prior opportunity for a hearing.
Given that state education agencies, HLC and the Department periodically revise their requirements and modify their interpretations of existing requirements, we cannot predict with certainty how all of these regulatory requirements will be applied or whether we will be able to comply with all of the requirements. In the following paragraphs, we have described some of the most significant risks related to the ability of us and our institutions to comply with regulations issued by the Department, HLC and state education agencies.
The Department's Office of Inspector General conducted a compliance audit of Ashford University and issued a final audit report that contains findings of noncompliance and recommendations for certain administrative remedies.
On January 21, 2011, Ashford University received a final audit report from the Department's Office of Inspector General (“OIG”) regarding the compliance audit commenced in May 2008 and covering the period July 1, 2006 through June 30, 2007.

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
The final audit report contained audit findings, in each case for the period July 1, 2006 through June 30, 2007 (award year 2006-2007), and related recommendations to the Department's Office of Federal Student Aid (“FSA”). For more information regarding the OIG's final audit report and the findings and recommendations contained therein, see “Regulation-Department Regulation of Title IV Programs-Compliance reviews, audits and reports” in Part I, Item 1 of this report.
Ashford University expects that the FSA will consider the findings and recommendations in the final audit report and engage in a dialog with the university prior to determining what, if any, action to take. In June 2011, in connection with Findings 2 and 3, the FSA requested that Ashford University conduct a review of the return to Title IV calculations for all Title IV recipients who withdrew from distance education programs during the 2006-2007 award year. Ashford cooperated with the FSA's request and supplied information within the time frame required. If the FSA were to determine to assess a monetary liability or commence an action to limit, suspend or terminate the university's participation in Title IV programs, Ashford University would have an opportunity to contest the assessment or proposed action through a series of administrative proceedings, with the right to seek review of any final administrative action in the federal courts. Although we believe Ashford University operates in substantial compliance with Department regulations that are applicable to the areas under review, we cannot predict the ultimate extent of the potential liability or remedial actions, if any, that might result from the recommendations by the OIG in the final audit report. Such findings and related remedial action could have a material adverse effect on our reputation in the industry, our financial condition, cash flows and results of operations, the ability to recruit students and our business.
Our institutions' failure to maintain accreditation would result in a loss of eligibility to participate in Title IV programs. Ashford University has been placed on Notice by its principal accreditor and its accreditation is under review.
An institution must be accredited by an accrediting agency recognized by the Department to participate in Title IV programs. Each of our institutions is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”), which is recognized by the Department as a reliable authority regarding the quality of education and training provided by the institutions it accredits. To remain accredited, our institutions must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. If either of our institutions fails to satisfy any of HLC's standards, it could lose its accreditation.
On July 12, 2012, Ashford University received a letter from HLC stating that (1) Ashford University had been placed on special monitoring because of the decision by the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges (“WASC”) to deny the institution initial accreditation and also because of certain other non-financial data provided by the institution that indicated a need for further commission review, and (2) the institution would be required to provide a report to HLC regarding its fulfillment of the commission's Criteria for Accreditation and Core Components, including the Minimum Expectations. Submission of the report was followed by an advisory visit.
On February 27, 2013, Ashford University received a letter from HLC stating that on February 21, 2013 the university was placed on Notice due to its current non-compliance with HLC's substantial presence policy and concerns regarding its future ability to remain in compliance with certain accreditation criteria, particularly the revised criteria that became effective on January 1, 2013. Specifically, HLC noted that its action in placing the university on Notice was related in part to the alignment of the university mission with its instructional model, governance of the university independent from its corporate parent, sufficiency of faculty, assessment of student learning and use of data to improve graduation and retention rates, and shared governance structures involving faculty and administration. Ashford University remains accredited. Notice is a commission sanction indicating that an institution is pursuing a course of action that, if continued, could lead it to be out of compliance with one or more criteria for accreditation. See “Regulation - Notification from HLC regarding placement of Ashford University on Notice” in Part I, Item 1 of this report for additional information. In addition, as discussed under “Notification from HLC regarding Jurisdiction over Ashford University and University of the Rockies” in “Regulation-Accreditation” in Part I, Item 1 of this report, HLC determined that Ashford University is not currently in compliance with HLC's substantial presence policy and set forth procedures and a timeline for evaluating the university's implementation of its previously reviewed plan with respect to substantial presence in the event Ashford University does not gain accreditation from the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges, or WASC. See the risk factor below entitled, “If Ashford University fails to demonstrate that it is within the HLC's jurisdiction, the institution could lose accreditation.”

On or before July 10, 2013, Ashford University must provide a monitoring report to HLC stating whether the university has gained accreditation from WASC. If the university has not by such time been accredited by WASC, the university will also be required to host a focused evaluation no later than October 1, 2013, to evaluate, among other things, whether the university has completed specific steps, following its implementation plan, to establish presence in HLC's region as required pursuant to HLC's jurisdictional requirements. Ashford University will be required to host a focused evaluation on or before December 15, 2013 to examine retention, graduation and the university's progress in resolving the identified issues. This evaluation will take place whether or not the university gains WASC accreditation if HLC remains the gatekeeper for Ashford University's Title IV funds or if the university has not voluntarily resigned its HLC accreditation. In its letter, HLC states that the HLC Board will consider information provided in the monitoring report and in the October 2013 focused evaluation, if it is required, and the December 2013 focused evaluation at its meeting in February 2014 and take action as appropriate. HLC may remove the university from Notice, or in the event the identified concerns, including satisfaction of HLC's jurisdictional requirements, have not been satisfactorily addressed, place the university on probation or take other action, which could include a show-cause order or withdrawal of accreditation.
On July 24, 2012, HLC notified University of the Rockies that it had been identified for further inquiry based on certain non-financial data the institution provided in its 2012 Institutional Annual Report. Under HLC's Institutional Update process, all accredited and candidate institutions are required to provide certain financial and non-financial data to the commission annually; the commission then screens the non-financial data for seven indicator conditions and requests an institutional report from institutions that meet certain of these conditions. The purpose of the screening process is to identify institutions that may be at risk of not meeting certain of HLC's Criteria for Accreditation. HLC has requested that University of the Rockies provide a report to the commission demonstrating the institution's ability to continue meeting the Core Components in light of the conditions at the institution that led to the indicators being identified. This report was provided on August 29, 2012, and the institution has not received an update regarding the inquiry since that date. The HLC staff will review the report, may request additional information if necessary, and will determine whether the report obviates the need for further review or requires further review by a panel; in the latter case, the panel will review the report and recommend whether the commission should accept the report, require further monitoring through a subsequent report or focused visit, or recommend action such as placing the institution on sanction.
Loss of accreditation would denigrate the value of our institutions' educational programs and would cause them to lose their eligibility to participate in Title IV programs, which would have a material adverse effect on enrollment, revenues, financial condition, cash flows and results of operations.
If Ashford University fails to demonstrate that it is within the HLC's jurisdiction, the institution could lose accreditation.
In June 2010, the HLC Board of Trustees (“HLC Board”) adopted revised bylaws which outline the basis on which an institution falls within HLC's jurisdiction. The revised bylaws provide, subject to specified grace periods and grandfathering provisions, that an institution must be incorporated within a state in the 19-state north central region and also have a “substantial presence” in the north central region, as defined by commission policy, to be considered within the commission's jurisdiction. In November 2010, HLC adopted a policy which specifies that an institution would be considered to have a “substantial presence” in the north central region only if the institution can demonstrate to the commission that its operations are substantially in the north central region. The institution must provide evidence that the majority of its educational administration and activity, business operations and executive and administrative leadership are located or operating within the north central region and that it has at least one campus or additional location, as applicable, located in the north central region.
Ashford University has its campus in, is incorporated in, and has business operations, administration and leadership in Iowa, which is located in the north central region. Ashford University also has business operations, administration and leadership located outside of the north central region. On June 25, 2012, HLC informed Ashford University that the institution must demonstrate, no later than December 1, 2012, that it has a “substantial presence,” as defined by commission policy, in the 19-state north central region and accordingly is within HLC's jurisdiction under new requirements which became effective on July 1, 2012. Representatives of the institution met with HLC regarding the timing and components of becoming compliant with the commission's jurisdictional requirements in light of the institution's plans to reapply for initial accreditation with WASC.
Subsequent to these discussions, on July 27, 2012, Ashford University received a letter from HLC that stated Ashford University would be required to provide the commission with an implementation plan on or before December 1, 2012, that demonstrates how the institution will comply with the commission's policy on substantial presence in the event that a migration to WASC either will not occur or is significantly delayed. The implementation plan was provided on November 30, 2012.
On or before July 10, 2013, Ashford University must provide an interim report to HLC stating whether or not the university has gained accreditation from WASC. If the university has not by such time been accredited by WASC, the university will be required to host a focused evaluation no later than October 1, 2013 to evaluate whether it has completed specific steps, following its implementation plan, to establish presence in HLC's region as required pursuant to HLC's jurisdictional requirements. In addition, Ashford University will be required to host a focused evaluation on or before December 15, 2013 to examine retention, graduation and the university's progress in resolving the identified issues. This evaluation will take place whether or not the university gains WASC accreditation if HLC remains the gatekeeper for Ashford University's Title IV funds or if the university has not voluntarily resigned its HLC accreditation.
Loss of accreditation would denigrate the value of Ashford University's educational programs and would cause the institution to lose its eligibility to participate in Title IV programs, which would have a material adverse effect on enrollment, revenues, financial condition, cash flows and results of operations. If Ashford University is required to comply with HLC's jurisdictional requirements, it will implement a plan to consolidate a significant portion of its educational administration and activity, business operations and executive and administrative leadership in the 19-state north central region, which could result in management distraction, business disruption and have a material adverse effect on our financial condition, cash flows and results of operations.
Ashford University's application for initial accreditation to WASC was denied, which has adversely affected the institution's academic reputation and may negatively impact its ability to enroll and retain students. The institution's attempt to reapply for initial accreditation may also be unsuccessful.
In September 2010, Ashford University initiated the process of seeking regional accreditation from WASC. If Ashford University is unable to obtain initial accreditation from WASC, the institution's academic reputation and enrollments could be negatively affected. Additionally, if Ashford University does not receive WASC accreditation and loses accreditation from HLC (see the risk factor above entitled “If Ashford University fails to demonstrate that it is within the HLC's jurisdiction, the institution could lose accreditation” the risk factor below entitled “Our institutions' failure to maintain accreditation would result in a loss of eligibility to participate in Title IV programs. Ashford University has been placed on Notice by its principal accreditor and its accreditation is under review”), the institution would no longer be accredited by an accrediting body recognized by the Department and would be ineligible to participate in Title IV programs until it obtained accreditation by another accrediting body recognized by the Department, at which time it would need to file an application with the Department for reinstatement. Ashford University has been placed on Notice by HLC. Under Department regulation, an institution may not be considered eligible to participate in the Title IV programs for 24 months after it has had its accreditation withdrawn, revoked, or otherwise terminated for cause, unless the accrediting agency that took that action rescinds that action. If Ashford University becomes ineligible to participate in Title IV programs, it will have a material adverse effect on enrollments, revenue, financial condition, cash flows and results of operations.
On July 5, 2012, Ashford University received official notice from WASC that the accrediting body acted to deny initial accreditation to the institution. WASC found that Ashford University had not yet demonstrated substantial compliance with certain of the WASC Standards for Accreditation, as would be required for initial accreditation. The denial of initial accreditation by WASC has adversely affected Ashford University's academic reputation and may negatively impact its ability to enroll and retain students. A significant decline in student enrollment at Ashford University could materially and adversely affect our revenues, financial condition, cash flows and results of operations.
Furthermore, although Ashford University has reapplied for initial accreditation from WASC, such efforts may be unsuccessful. As a result, the institution's academic reputation and ability to enroll and retain students may further deteriorate. In addition, to remain eligible for Title IV programs, Ashford University would be required to maintain its accreditation with HLC, including satisfying the commission's jurisdictional requirements, which will require the institution to consolidate a significant portion of its educational administration and activity, business operations and executive and administrative leadership in HLC's north central region. Ashford University has been placed on Notice by HLC. Such consolidation could result in management distraction, business disruption and have a material adverse impact on our financial condition, cash flows and results of operations. Currently, the institution's academic and administrative activity is concentrated in San Diego, California. For more information regarding HLC's jurisdictional rules and related risks, see the risk factor above entitled “If Ashford University fails to demonstrate that is within HLC's jurisdiction, the institution could lose accreditation.”
As a result of recent negative publicity and changes that may be required by Ashford University's accreditors to the institution's operations and business model, including the possibility that our institutions will be required to relocate their California-based operations and employees to HLC's north central region, our historical financial and business results may not necessarily be representative of future results.
The denial of initial accreditation by WASC has adversely affected Ashford University's academic reputation and may negatively impact its ability to enroll and retain students. Moreover, as Ashford University has withdrawn its request for review of the WASC decision, in order for the institution to demonstrate that it has satisfactorily addressed the conclusions of the

WASC visiting team report and has come into compliance with the WASC Standards of Accreditation (as part of the institution's reapplication process), the institution has launched various new initiatives. HLC may also require significant changes to Ashford University's operations and business model as part of its placement of the institution on Notice. Additionally, if Ashford University is not accredited by WASC in June 2013, it will be required to initiate the move its core operations to HLC's 19-state north central region immediately after the anticipated June 2013 WASC decision in order to comply with HLC's jurisdictional requirements, which require that the institution have a substantial presence in the north central region. This could result in management distraction, business disruption and have a material adverse effect on our financial condition, cash flows and results of operations. Accordingly, although we continue to see a demand for postsecondary education and Title IV funds continue to be available to current and prospective students, our historical results and trends, including enrollments, admissions advisory and marketing expenses and instructional costs and services, may not be indicative of our future results.
The Department is conducting a program review of University of the Rockies, which may result in the repayment of Title IV funds and may lead to fines, penalties, or other sanctions, and damage to the institution's reputation in the industry.
The Department periodically reviews institutions participating in Title IV programs for compliance with applicable standards and regulations. On July 25, 2012, the Department notified University of the Rockies that it has scheduled an on-site program review. This review occurred from August 20, 2012 through August 24, 2012. The review is intended to assess the institution's administration of Title IV programs and initially will cover the 2010-2011 and 2011-2012 award years, but may be expanded if deemed appropriate by the Department. Pursuant to standard Department procedures, the University of the Rockies will be provided the Department's initial Program Review Report and will then have a period of time within which to respond. Following consideration of the response, the FSA would issue a Final Program Review Determination (“FPRD”) letter. If the FPRD were to include significant findings of non-compliance, University of the Rockies could be required, subject to administrative review procedures, to pay a fine, return Title IV funds previously received, or be subjected to other administrative sanctions. While we cannot currently predict the final outcome of the Department review, any such final adverse finding could damage the institution's reputation in the industry and negatively impact enrollment, revenues, financial condition, cash flows and results of operations.
Action by the U.S. Congress to revise the laws governing Title IV programs or to reduce funding for these programs could negatively impact our business.
The U.S. Congress must periodically reauthorize the Higher Education Act of 1965, as amended (the “Higher Education Act”), and annually determine the funding level for each Title IV program. In 2008, the Higher Education Act was reauthorized through September 30, 2014 by the Higher Education Opportunity Act. The U.S. Congress may propose and pass revisions to the Higher Education Act between reauthorizations, subject to approval by the President. The U.S. Congress also determines the funding levels for Title IV programs annually through the budget and appropriations process. Any action by the U.S. Congress that significantly reduces Title IV program funding or the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
For example, as the federal Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a potential target for reduction as the U.S. Congress addresses unprecedented budget deficits. Subsidized Stafford loans are also a potential target for reduction. Under the Pell Grant program, the Department makes grants to undergraduate students who demonstrate financial need; likewise, subsidized Stafford loans are federally guaranteed loans based on financial need. Interest does not accrue on subsidized Stafford loans while a student is in school at least half time, or during any future grace or deferment periods; the federal government pays the interest on such loans during these times. If in the future funding is reduced for the Pell Grant program (such as a reduction in the maximum award amount), if fewer students or programs are deemed eligible for the Pell Grant Program or if loan interest subsidies are eliminated for Stafford loans (e.g., eligibility for such loans has been eliminated for graduate students effective July 1, 2012), all of which measures have been proposed in recent Congressional budget negotiations, our institution might become less affordable for certain students at our institutions, which could negatively impact enrollments, revenue, financial condition, cash flows and results of operations.
Additionally, there has been increased focus by the U.S. Congress on the role that proprietary educational institutions play in higher education. In particular, the Health, Education, Labor and Pensions Committee of the U.S. Senate (“HELP Committee”) has issued several reports and held a series of hearings regarding the proprietary education sector and Title IV programs, including a March 2011 hearing specifically about us and Ashford University entitled “Bridgepoint Education, Inc.: A Case Study in For-Profit Education and Oversight.” In connection with these hearings, the HELP Committee requested a broad range of detailed information from various proprietary institutions, including Ashford University and University of the Rockies; we and our institutions cooperated with these requests. Most recently, on July 29, 2012, the majority staff of the HELP Committee issued a report entitled “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure

Student Success,” which contains the staff's findings from the committee's two-year investigation of the proprietary education sector. The report is critical of the sector generally and of us and our institutions specifically, expressing concerns surrounding the amount of Title IV and other federal funds received, the amount of money spent on marketing and recruiting, student retention and default rates, staffing levels, learning outcomes and accreditation, among other items.
We cannot predict what legislation, if any, will emanate from the HELP Committee hearings, the process of reauthorizing the Higher Education Act, or other Congressional deliberations, or what impact any such legislation might have on the proprietary education sector and our business in particular. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our profit margin, which could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
If the Higher Learning Commission loses recognition by the Department, our institutions could lose their ability to participate in Title IV programs.
If the Department ceased to recognize HLC for any reason, Ashford University and the University of the Rockies would not be eligible to participate in Title IV programs unless the Department continued to certify the eligibility of the institutions to participate in the Title IV programs. The Department may continue to certify an institution for a period not later than 18 months after the date such recognition ceased. The ineligibility of our institutions to participate in Title IV programs would have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
Our institutions could lose eligibility to participate in Title IV programs or face other sanctions if they derive more than 90% of their respective revenues from these programs.
Under the Higher Education Act, a proprietary institution loses eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues (calculated in accordance with the Higher Education Act) from Title IV programs for two consecutive fiscal years. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single year will be placed on provisional certification and may be subject to other enforcement measures. In the years ended December 31, 2012, 2011 and 2010, Ashford University derived 86.4%, 86.8% and 85.0%, respectively, and the University of the Rockies derived 87.3%, 85.0% and 85.9%, respectively, of their respective revenues (calculated in accordance with applicable Department regulations) from Title IV funds.
Recent changes in federal law that increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues we receive from Title IV programs, which could make it more difficult for our institutions to satisfy the 90/10 rule.
Revenue derived from government tuition assistance for military personnel, including veterans, is considered not to be federal student aid for purposes of the 90/10 rule calculation, and accordingly helps our institutions satisfy the 90/10 rule. As of December 31, 2012, approximately 22.5% of our institutions' students were affiliated with the military, some of whom are eligible to receive tuition assistance from the government which they may use to pursue postsecondary degrees. If there were a reduction in funding in government tuition assistance for military personnel, including veterans, if revenue derived from such funding were otherwise to decrease significantly, or if there were changes in the treatment of such funding for purposes of the 90/10 rule calculation, it could be significantly more difficult for our institutions to satisfy the 90/10 rule, which could result in our institutions losing eligibility to participate in Title IV programs.
Congress also could propose and adopt legislation that amends the 90/10 rule in ways that make it more difficult for our institutions to satisfy the 90/10 rule. For example, in late 2011, the “Ensuring Quality Education for Veterans Act,” was introduced, which proposes to treat government tuition assistance for military personnel, including veterans, as federal student aid for purposes of calculations under the 90/10 rule. Similarly, in January 2012, Sen. Richard Durbin introduced the “Protecting Our Students and Taxpayers Act,” which proposes to have a proprietary institution lose eligibility to participate in Title IV programs if the institution derives more than 85% its revenues (calculated in accordance with applicable Department regulations) from federal funds (including Title IV programs, government tuition assistance for military personnel, including veterans, and other sources of federal funds) for one fiscal year; the bill would also make it harder for institutions to use institutional loans (i.e., loans they make themselves to students) to help satisfy the 90/10 rule. Additionally, in February 2012, Sen. Tom Carper introduced the “Military Veterans Education and Protection Act,” which proposes to treat government tuition assistance for military personnel, including veterans, as federal student aid for purposes of calculations under the 90/10 rule. If one or more of these or similar bills were to be enacted and signed into law, it could be significantly more difficult for our institutions to satisfy the 90/10 rule (or, potentially, 85/15 rule), which could result in our institutions losing eligibility to participate in Title IV programs.

Our institutions could lose eligibility to participate in Title IV programs or face other sanctions if they pay incentive compensation to persons or entities involved in certain recruiting, admissions or financial aid awarding activities.
The Higher Education Act prohibits an institution from making any commission, bonus or other incentive payment based directly or indirectly on securing enrollments or financial aid to any persons or entities involved in student recruiting or admissions activities, or in making decisions about the award of student financial assistance. For more information, see “Regulation-Department Regulation of Title IV Programs-Incentive compensation” in Part I, Item 1 of this report. The criteria for compliance with the Department's rules prohibiting incentive compensation are not clear in all circumstances, and the Department does not review or approve compensation plans prior to their implementation.
In Finding 1 of the OIG's final audit report related to its compliance audit of Ashford University, the OIG asserted that Ashford University, during the 2006-2007 award year, designed a compensation plan for admissions counselors that provided incentive payments based on success in securing enrollments and did not establish that its plan and practices qualified for certain regulatory safe harbors. To the extent Ashford University cannot establish that its salary adjustments for admissions counselors in the 2006-2007 award year qualified for the regulatory safe harbors, the OIG recommended that the FSA take appropriate action to impose a fine on the university or to limit, suspend or terminate the institution's eligibility for Title IV programs. For more information regarding the OIG's final audit report, see “Regulation-Department Regulation of Title IV Programs-Compliance reviews, audits and reports” in Part I, Item 1 of this report.
On October 10, 2012, we received a letter from the U.S. Department of Justice, Civil Division, Commercial Litigation Branch (“Justice Department”), informing us that the Justice Department was investigating the compensation of our admissions personnel. In December 2012 and January 2013, we were notified that the Justice Department had declined to intervene in separate qui tam complaints unsealed on December 26, 2012 and January 2, 2013. The qui tam complaints allege, among other things, that our institutions violated the Federal False Claims Act by falsely certifying to the Department that, Ashford University and University of the Rockies, in the case of the qui tam unsealed in 2012, and Ashford University, in the case of the qui tam unsealed in 2013, were in compliance with various regulations regarding the payment of incentive compensation to enrollment personnel in connection with the institutions' participation in student financial aid programs. We are currently evaluating the complaints and intend to vigorously defend against the allegations set forth in the complaints.
If one of our institutions were to be determined to have violated the incentive compensation rule, it could be subject to monetary liabilities or to administrative action to impose a fine or to limit, suspend or terminate its eligibility to participate in Title IV programs, which could have a material adverse effect on enrollment, revenues, financial condition, cash flows and results of operations.
Changes in compensation practices for admissions counselors and other covered employees may negatively impact our business and growth prospects.
Effective July 1, 2011, the Department eliminated 12 safe harbors which described compensation arrangements not violating the incentive compensation rule, including the payment and adjustment of salaries and bonuses under certain conditions. For more information regarding the elimination of the safe harbors, see “Regulation-Department Regulation of Title IV Programs-Incentive compensation” in Part I, Item 1 of this report. Our institutions modified some of their compensation practices as a result of the elimination of the safe harbors. These changes could affect the ability of our institutions to compensate admissions counselors and other covered employees in a manner that appropriately reflects their relative merit, which in turn could (1) reduce employee effectiveness and our ability to attract and retain staff with the desired talent and motivation to succeed and (2) impair our ability to sustain and grow our business, either of which could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
Our institutions may lose eligibility to participate in Title IV programs if too many students default on their loans.
For each federal fiscal year, the Department calculates a rate of student defaults for each educational institution which is known as a “cohort default rate.” An institution may lose its eligibility to participate in the Direct Loan and Pell programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in the Direct Loan Program if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department. Ashford University's two-year cohort default rates for the 2010, 2009, and 2008 federal fiscal years were 10.2%, 15.3%, and 13.3%, respectively. The two-year cohort default rates for the University of the Rockies for the 2010, 2009, and 2008 federal fiscal years were 4.0%, 3.3%, and 2.5%, respectively. An institution with a cohort default rate that equals or exceeds 25% in any one of the three most recent fiscal years for which rates have been issued by the Department may be placed on provisional certification by the Department.

The August 2008 reauthorization of the Higher Education Act included significant revisions to the requirements concerning cohort default rates. Under the revised law, the period for which students' defaults on their loans are included in the calculation of an institution's cohort default rate was extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change was effective with the calculation of institutions' cohort default rates for the federal fiscal year ending September 30, 2009. The Department will not impose sanctions based on rates calculated under this new methodology until three consecutive years of rates have been calculated, which is expected to occur in 2014. Until that time, the Department will continue to calculate rates under the old calculation method and impose sanctions, if necessary, based on those rates. The revised law also increases the threshold for ending an institution's participation in the relevant Title IV programs from 25% to 30%, effective for final three-year cohort default rates published on or after the 2012 federal fiscal year. The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the Department has published official three-year cohort default rates. Ashford University's and University of the Rockies' three-year cohort default rates for the 2009 cohort were 19.8% and 3.3%, respectively.
Loss of eligibility to participate in Title IV programs would have a material adverse effect on enrollment, revenues, financial condition, cash flows and results of operations.
Our institutions may lose eligibility to participate in Title IV programs or face other sanctions if the Department determines they have substantially misrepresented the nature of educational programs, financial charges or graduate employability.
The Higher Education Act prohibits an institution participating in Title IV programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges or graduate employability. Under the Department's rules, a “misrepresentation” is any false, erroneous or misleading statement an institution, one of its representatives, or any ineligible institution, organization, or person with whom the institution has an agreement to provide educational programs, or marketing, advertising, recruiting, or admissions services makes directly to a student or prospective student or any member of the public, or to an accrediting agency, to a state agency or the Department. The Department's rules define a “substantial misrepresentation” as any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person's detriment. Considering the broad definition of “substantial misrepresentation,” it is possible that, despite our training efforts and compliance programs, our institutions' employees or service providers may make statements that could be construed as substantial misrepresentations. If the Department determines that one of our institutions has engaged in substantial misrepresentation, the Department may attempt to revoke the institution's program participation agreement, impose limitations on the institution's participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. The loss of eligibility to participate in Title IV programs would have a material adverse effect on enrollment, revenues, financial condition, cash flows and results of operations.
The institution could also be exposed to increased risk of additional private actions under the federal False Claims Act. The qui tam complaint that was unsealed on December 26, 2012 alleges, among other things, that Ashford University and University of the Rockies have failed to make required disclosures readily available to students, have misled students as to the true cost of attending the schools, the quality and reputation of their academic programs, and their job placement rates. For more information regarding claims and lawsuits, see the risk factor below entitled “We face litigation and legal proceedings that could have a material adverse effect on enrollments, financial condition, cash flows and results of operations” and “Legal Proceedings” in Part I, Item 3 of this report.
Our institutions may lose eligibility to participate in Title IV programs or face other sanctions if they fail to correctly calculate and return Title IV program funds timely for students who withdraw before completing their educational program.
An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. For more information, see “Regulation-Department Regulation of Title IV Programs-Return of Title IV funds for students who withdraw” in Part I, Item 1 of this report. Failure to make timely returns of Title IV program funds for 5% or more of students sampled in the institution's annual compliance audit in either of its two most recently completed fiscal years can result in an institution's having to post a letter of credit in an amount equal to 25% of its prior year returns of Title IV program funds. If unearned funds are not properly calculated and returned in a timely manner, an institution is also subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV programs.
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
To participate in Title IV programs, an institution must be legally authorized by the relevant education agency of the state in which it is physically located. See “Regulation-Department Regulation of Title IV Programs-State authorization” in Part I, Item 1 of this report. Loss of state authorization by one of our institutions in the state in which it is physically located, or the failure of the state authorization to meet the requirements under the new regulations within the time periods provided by the regulations, would terminate our ability to provide educational services through such institution, as well as make such institution ineligible to participate in Title IV programs, which could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
Ashford University is physically located in the State of Iowa. The Iowa College Student Aid Commission (“ICSAC”) has advised Ashford University that the institution currently is exempt from any requirement to register with the State of Iowa to offer postsecondary degree programs in Iowa by virtue of its accreditation by the Higher Learning Commission. Ashford University has been placed on Notice by HLC. However, because an institution must be approved or licensed on a basis other than accreditation in instances in which it is not established by name as an educational institution by a state, and it is uncertain how the Department would interpret this rule for Iowa, Ashford University applied for authorization with ICSAC independent of its Higher Learning Commission accreditation in the event that it could be required by the Department; such registration would also be necessary if WASC becomes the institution's primary accreditor. In November 2011, ICSAC determined Ashford University met all requirements to offer postsecondary education in Iowa and approved the institution's registration in Iowa for a four-year period ending November 2015; however, in light of the findings and recommendations contained in the OIG's final audit report, ICSAC stated that it would immediately reconsider the institution's registration for possible revocation if the Department ruled to limit, suspend or terminate the institution's participation in Title IV programs. For more information about the OIG's final audit report, see “Regulation-Department Regulation of Title IV Programs-Compliance reviews, audits and reports” in Part I, Item 1 of this report.
On September 22, 2012, ICSAC requested that Ashford University provide the Commission with certain information and documentation related to, among other matters, the denial of Ashford University's application for WASC accreditation, the University's compliance with HLC criteria and policies, a teach-out plan in the event that Ashford University is unsuccessful in obtaining a WASC accreditation and is sanctioned by HLC, and information relating to admissions employees, receipt of financial aid, availability of books, credit balance authorizations, and academic and financial support and advisement services to students. The Commission requested that Ashford University provide the requested information by November 12, 2012 and make an in-person presentation during the Commission's meeting on November 16, 2012. Ashford University made the presentation and the Commission has not requested any additional information.
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
Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs only to the extent that their educational programs lead to gainful employment in a recognized occupation, with the limited exception of qualified programs leading to a bachelor's degree in liberal arts. In June 2011, the Department published final regulations to establish minimal debt measures for determining whether certain postsecondary educational programs lead to gainful employment in recognized occupations, and the conditions under which such programs are eligible for Title IV funding. The regulations were scheduled to take effect on July 1, 2012. For more information regarding these debt measures and related restrictions on Title IV eligibility, see “Regulation-Department Regulation of Title IV Programs-Gainful employment” in Part I, Item 1 of this report.
On June 30, 2012, the United States District Court for the District of Columbia nullified most of the gainful employment regulations and returned those regulations to the Department for further action. On July 6, 2012, the Department issued an electronic announcement acknowledging that the Court had vacated the debt measures, that institutions would not be required to comply with related regulations regarding gainful employment reporting requirements and adding new gainful employment educational programs, and that institutions would be required to comply with requirements to disclose certain information about gainful employment educational programs. It is unclear how the Department will interpret the decision and its scope. In addition, the Court's decision is subject to post trial motions by the parties and to appeal by the Department and could be modified or reversed as a result of the motions or on appeal. The Department could take further action to address the Court's concerns regarding the regulations and obtain approval to enforce the regulations, or the Department could attempt to issue new gainful employment regulations. We cannot predict what actions the Department will take in response to the Court's decision, when the Department would take those actions, how long those actions would take, or whether those actions will result in reinstated or new regulations, or in new interpretations of existing regulations. If the regulations are reinstated in full or revised, we might need to modify or eliminate some of the educational programs at our institutions, or to provide warnings to current and prospective students, which could negatively impact enrollments, revenue, financial condition, cash flows and results of operations.
The failure of our institutions to demonstrate financial responsibility may result in a loss of eligibility to participate in Title IV programs or require the posting of a letter of credit in order to maintain eligibility to participate in Title IV programs.
To participate in Title IV programs, an eligible institution must, among other things, satisfy specific measures of financial responsibility prescribed by the Department or post a letter of credit in favor of the Department and possibly accept other conditions to the institution's participation in Title IV programs. For more information regarding the Department's financial responsibility requirements, see “Regulation-Department Regulation of Title IV Programs-Financial responsibility” in Part I, Item 1 of this report. If our institutions are found not to have satisfied the Department's financial responsibility requirements, they could be limited in our access to, or lose, Title IV program funding, which could have a material adverse effect on enrollment, revenues, financial condition, cash flows and results of operations.
The failure of our institutions to demonstrate administrative capability may result in a loss of eligibility to participate in Title IV programs.
Department regulations specify extensive criteria by which an institution must establish that it has the requisite administrative capability to participate in Title IV programs. For more information regarding the Department's administrative capability standards, see “Regulation-Department Regulation of Title IV Programs-Administrative capability” in Part I, Item 1 of this report. If we are found not to have satisfied the Department's administrative capability requirements, we could be limited in our access to, or lose, Title IV program funding, which could have a material adverse effect on enrollment, revenues, financial condition, cash flows and results of operations.
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
The Department may also review our institutions' continued certification to participate in Title IV programs if we undergo a change of control. In addition, the Department may take emergency action to suspend an institution's certification without advance notice if it determines the institution is violating Title IV requirements and determines that immediate action is necessary to prevent misuse of Title IV funds. The Department also may take adverse action against the Title IV eligibility of a provisionally certified institution under procedures that provide less due process than afforded to other institutions. If the Department did not renew or if it withdrew our institutions' certifications to participate in Title IV programs, their students would no longer be able to receive Title IV funds, which would have a material adverse effect on enrollment, revenues, financial condition, cash flows and results of operations.
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
As discussed in the risk factors above entitled “Our institutions could lose eligibility to participate in Title IV programs or face other sanctions if they pay incentive compensation to persons or entities involved in certain recruiting, admissions or financial aid awarding activities” and “Our institutions may lose eligibility to participate in Title IV programs or face other sanctions if the Department determines they have substantially misrepresented the nature of educational programs, financial charges or graduate employability,” we have been named in two qui tam complaints that allege we and our institutions violated the Federal False Claims Act. Defending a federal False Claims Act lawsuit can be costly and divert management's time and attention from our business, regardless of whether the claim has merit. The adverse resolution of such a lawsuit could lead to monetary liability, including treble damages and attorneys' fees, and other sanctions, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
For more information regarding the incentive compensation rule, see “Regulation-Department Regulation of Title IV Programs-Incentive compensation” in Part I, Item 1 of this report. For more information regarding claims and lawsuits, see the risk factor below entitled “We face litigation and legal proceedings that could have a material adverse effect on enrollments, financial condition, cash flows and results of operations” and “Legal Proceedings” in Part I, Item 3 of this report.
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
The Department's regulations require institutions that participate in Title IV programs to refer to the OIG credible information indicating that any applicant, employee, third-party servicer or agent of the institution that acts in a capacity that involves administration of the Title IV programs has been engaged in any fraud or other illegal conduct involving Title IV programs. If the systems and processes that we have established to detect and prevent fraud are inadequate, the Department may find that we do not satisfy its “administrative capability” requirements. This could result in our being limited in our access to, or our losing, Title IV program funding, which would adversely affect enrollment, revenues, financial condition, cash flows and results of operations. In addition, our institutions' ability to participate in Title IV programs is conditioned on their maintaining accreditation by an accrediting agency that is recognized by the Secretary of Education. Any significant failure to adequately detect fraudulent activity related to student enrollment and financial aid could cause them to fail to meet their accrediting agencies' standards. Furthermore, under the Higher Education Act, accrediting agencies that evaluate institutions that offer distance learning programs, as our institutions do, must require such institutions to have processes through which the institution establishes that a student who registers for a distance education program is the same student who participates in and receives credit for the program. Failure to meet applicable accrediting agencies' standards could result in the loss of accreditation at the discretion of such accrediting agencies, which could result in a loss of our institutions' eligibility to participate in Title IV programs and adversely affect our business, financial condition, cash flows and results of operations.
Our institutions cannot offer new programs, expand their physical operations into certain states or acquire additional schools if such actions are not approved in a timely fashion by the applicable regulatory agencies, and Title IV funds disbursed to students enrolled in any such programs, states or acquired schools may have to be repaid if prior approval is not obtained.
Our plans may include our institutions offering new educational programs, some of which may require regulatory approval. In addition, we or our institutions may increase physical operations in additional states or seek to acquire additional schools. If we or our institutions are unable to obtain the necessary approvals for such new programs, operations or acquisitions from the Department, HLC or any applicable state education agency or other accrediting agency, or if we or our institutions are unable to obtain such approvals in a timely manner, the ability to consummate such actions and provide Title IV funds to any affected students would be impaired, which could have a material adverse effect on our plans. If we or our institutions were to determine erroneously that any such action did not need approval or have all required approvals, our institutions could be liable for repayment of the Title IV program funds provided to students in that program or at that location.

If regulators do not approve or if they delay their approval of transactions involving a change of control of our company, our ability to participate in Title IV programs may be impaired.
If we or either of our institutions undergoes a change of control under the standards of applicable state education agencies, HLC or the Department, we must seek the approval of each such regulatory agency. For more information, see “Regulation-Department Regulation of Title IV Programs-Change in ownership resulting in a change of control” in Part I, Item 1 of this report. A failure by us or one of our institutions to reestablish its state authorization, HLC accreditation or Department certification, as applicable, following a change of control could result in a suspension or loss of operating authority or the ability to participate in Title IV programs, which would have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
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
Risks Related to Our Business
Our financial performance depends on our ability to continue to develop awareness among, to recruit and to retain students; adverse publicity may negatively impact demand for our institutions' programs.
Building awareness among potential students of Ashford University and University of the Rockies and the programs they offer is critical to their ability to attract prospective students. It is also critical to our success that these prospective students are converted to enrolled students in a cost-effective manner and that these enrolled students remain active in our institutions' programs. Some of the factors that could prevent the successful recruiting and retention of students in their programs include:

•	the emergence of more and better competitors;

•	factors related to our marketing efforts, including the costs of Internet advertising and broad-based branding campaigns;

•	performance problems with our online systems;

•	our institutions' failure to maintain accreditation and eligibility for Title IV programs;

•	student dissatisfaction with our institutions' services and programs;

•	a decrease in the perceived or actual economic benefits that students derive from our institutions' programs or programs provided by private sector postsecondary education companies generally;

•	adverse publicity regarding us or online or private sector postsecondary education generally;

•	price reductions by competitors that we are unwilling or unable to match; and

•	a decline in the acceptance of online education or education provided by private sector postsecondary education companies.
We face litigation and legal proceedings that could have a material adverse effect on enrollments, financial condition, cash flows and results of operations.
We and our institutions are subject to lawsuits, investigations and claims covering a wide range of matters. We are the subject of complaints alleging violations of various laws, including but not limited to federal securities laws, including a securities class action, the federal False Claims Act and state employment laws, as well as investigations by state attorneys general in California, Iowa, New York and North Carolina. Derivative shareholder complaints have also been asserted on our behalf against certain of our current and former officers and directors alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment. We could incur significant defense costs related to these or other matters and, in the event of adverse outcomes, monetary losses or restrictions on our business could result, any of which could have a material adverse effect on enrollments, financial condition, cash flows and results of operations.
For more information regarding current material legal proceedings involving us and our institutions, including investigations by state attorneys general in California, Iowa, New York and North Carolina, see “Legal Proceedings” in Part I, Item 3 of this report.
Our growth may place a strain on our resources.
We have experienced significant growth over the last five years. Such historical growth, as well as any further growth that we may experience, may place a significant strain on our resources. Such growth has increased demands on our management information and reporting systems, data analytics, and financial management controls. If we are unable to maintain appropriate internal controls, we may experience operating inefficiencies that could increase our costs. Additionally, if we and our institutions fail to hire and retain appropriate levels of personnel in critical areas, we could experience increased student complaints, delays in completing critical business projects, system down-time for both internal and student-facing applications, and potential regulatory noncompliance, any of which could materially and adversely affect our business and prospects.
A failure of our information systems to properly store, process and report relevant data may reduce our management’s effectiveness, interfere with our regulatory compliance and increase our operating expenses.
We are heavily dependent on the integrity of our data management systems. If these systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, cash flows and results of operations.
Our institutions rely on a third party vendor for financial aid processing and are responsible for any errors, delays or instances of regulatory noncompliance which may be made by this vendor.
Our institutions have engaged Xerox Business Services, LLC (“XBS”), formerly called Affiliated Computer Services, Inc., to provide call center and transactional processing services for their online financial aid student populations, including services related to disbursement eligibility review and Title IV fund returns. Although our institutions monitor the work done by XBS for quality assurance and compliance with Department regulations, our institutions are ultimately responsible for any errors, delays or instances of regulatory noncompliance which may be made by XBS, some of which could potentially affect the eligibility of our institutions to participate in Title IV programs. Additionally, if XBS ceases to operate or is unwilling or unable to work with our institutions, or if the engagement with XBS is otherwise terminated, our institutions would be required either to handle financial aid processing services using their own resources or to engage another third party vendor, which transition could be economically disadvantageous, present a distraction to management and applicable business units, and increase the risk of errors and regulatory noncompliance during the transition period, any of which could negatively impact our business.
Our institutions rely on a third-party vendor to provide the online learning platform for students and related support and hosting.
We have a license agreement with Pearson eCollege (“eCollege”) pursuant to which we agreed to license from eCollege an online learning platform for students at our institutions. The eCollege platform provides an online learning management system which provides for the storage, management and delivery of course content. This platform also includes collaborative spaces for student communication and participation with other students and faculty as well as grade and attendance management for faculty and assessment capabilities to assist us in maintaining quality. Our institutions rely on eCollege for administrative support and hosting of the applicable systems. If eCollege ceases to operate or is or is unwilling or unable to work with our institutions, or if the license agreement with eCollege and related agreements were otherwise to be terminated, the online learning platform for students at our institutions and related administrative support and hosting could be interrupted or become unavailable, any of which could have a material and adverse effect on our business.
We are subject to laws and regulations as a result of our collection and use of personal information, and any violations of such laws or regulations, or any breach, theft or loss of such information, could adversely affect us.
Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. We collect, use and retain large amounts of personal information regarding our applicants, students, faculty, staff and their families. We also collect and maintain personal information about our employees in the ordinary course of our business. Our services can be accessed globally through the Internet. Therefore, we may be subject to the application of national privacy laws in countries outside the United States from which applicants and students access our services. Such privacy laws could impose conditions that limit the way we market and provide our services. Our computer networks and the networks of certain of our vendors that hold and manage confidential information on our behalf may be vulnerable to unauthorized access, employee theft or misuse, computer hackers, computer viruses and other security threats. Confidential information may also inadvertently become available to third parties when we integrate systems or migrate data to our servers following an acquisition of a school or in connection with periodic hardware or software upgrades. Due to the sensitive nature of the personal information stored on our servers, our networks may be targeted by hackers seeking to access this data. A user who circumvents security measures could misappropriate sensitive information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of privacy for current or prospective students or employees. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and could restrict our use of personal information, and a violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines against us or lawsuits brought against us. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. A major breach, theft or loss of personal information regarding our institutions' students and their families or our employees that is held by us or our vendors, or a violation of laws or regulations relating to the same, could have a material adverse effect on our reputation, result in lawsuits and could result in further regulation and oversight by federal and state authorities and increased costs of compliance.
System disruptions and vulnerability from security risks to our technology infrastructure could damage the reputation of our institutions and negatively impact our business.
The performance and reliability of our technology infrastructure (including the software and related hosting and maintenance services for our online learning platform, student information system, and lead management system) is critical to our reputation and the ability to attract and retain students. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of systems to us or our institutions' students and negatively impact our business and reputation. Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses, denial of service attacks and other security problems. Although we continually monitor the security of our technology infrastructure and take proactive measures to prevent potential threats, we cannot assure you that these efforts will protect our computer networks against all threats of security breaches, which could damage the reputation of our institutions and negatively impact our business and prospects.
Our expenses may cause us to incur operating losses if we do not realize our expected revenues.
Our spending is based, in significant part, on our estimates of future revenue and is largely fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall in revenues in relation to our expectations would have an immediate and material adverse effect on our profitability. In addition, we anticipate increasing operating expenses to expand program offerings, marketing initiatives and administrative organization. Any such expansion could cause material losses to the extent we do not generate additional revenues sufficient to cover those expenses.
Strong competition in the postsecondary education market, especially in the online education market, could decrease our market share, increase our cost of recruiting students and put downward pressure on our tuition rates.
Postsecondary education is highly competitive. We compete with traditional public and private two- and four-year colleges as well as with other postsecondary schools. Traditional colleges and universities may offer programs similar to those offered by our institutions at lower tuition levels as a result of government subsidies, government and foundation grants, tax-

deductible contributions and other financial sources not available to for-profit postsecondary institutions. In addition, our institutions face continued scrutiny from their accreditors, and some of our competitors, including both traditional colleges and universities, have substantially greater brand recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. We also expect to face increased competition as a result of new entrants to the online education market, including traditional colleges and universities that had not previously offered online education programs.
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
We intend to (i) hire, develop and train a significant number of additional employees responsible for student recruitment and (ii) retain and continue to develop and train our current student recruitment personnel. Our ability to develop and maintain a strong student recruiting function may be affected by a number of factors, including our ability to integrate and motivate our admissions counselors, our ability to effectively train our admissions counselors, the length of time it takes those new counselors to become productive, regulatory restrictions on the method of compensating admissions counselors and the competition in hiring and retaining them.
Enrollment and revenues could decrease if the government tuition assistance offered to military personnel is reduced or eliminated, if scholarships which we offer to military personnel are reduced or eliminated or if our relationships with military bases deteriorate.
As of December 31, 2012, approximately 22.5% of our institutions' students were affiliated with the military, some of whom are eligible to receive tuition assistance from the government, which they may use to pursue postsecondary degrees. The Budget Control Act of 2011 and the Statutory Pay-As-You-Go Act of 2010 each provide for the possibility of automatic across-the-board reductions in federal spending (also known as “sequestration”) as a budgetary enforcement tool. Sequestration began on March 1, 2013 and it could remain in effect over an extended period. On March 2, 2013, the U.S. Navy announced that tuition assistance would be suspended for new enrollments for U.S. Marines. On March 8, 2013, the U.S. Army announced a suspension of tuition assistance for new enrollments by U.S. Army service members. Additional suspensions may be implemented by other branches of the U.S. military. If tuition assistance suspensions are expanded or maintained over a protracted period, or if governmental tuition assistance programs to active duty members of the military are otherwise reduced or eliminated, or if our relationship with any military base deteriorates, enrollment could suffer, which could have a material adverse effect on our financial condition, cash flows and results of operations. Reductions in tuition assistance could also negatively affect our compliance with the 90/10 rule. See the risk factor above entitled, “Our institutions could lose eligibility to participate in Title IV programs or face other sanctions if they derive more than 90% of their respective revenues from these programs.” Additionally, we provide scholarships to students who are affiliated with the military. If we reduce or eliminate our scholarships, enrollment by military personnel may suffer. In addition, if we increase our scholarships, our per student revenue from military affiliated personnel will decline.

Enrollment at our institutions declined 5.6% in 2012. A decline in the overall growth of enrollment in postsecondary institutions, or in the number of students seeking degrees online or in our core disciplines, could cause us to experience a further decline in enrollment at our schools.
We have experienced overall growth in institutional enrollments and revenues since we acquired Ashford University in 2005. However, while we have continued to achieve growth in revenues year-over-year, enrollment at our institutions declined to 81,810 at December 31, 2012 as compared to 86,642 at December 31, 2011. The growth rate of our revenues has declined in recent periods and may continue to decline in the future. In order to maintain the current growth rate of our revenues and increase enrollment at our institutions, our institutions will need to attract a larger percentage of students in existing markets and expand their markets by creating new academic programs. In addition, if job growth in the fields related to their core disciplines is weaker than expected, fewer students may seek the types of degrees that our institutions offer.
Our success depends in part on our institutions' ability to update and expand the content of existing programs and to develop new programs and specializations on a timely basis and in a cost-effective manner.
The updates and expansions of existing programs and the development of new programs and specializations may not be accepted by existing or prospective students or employers. If we do not adequately respond to changes in market requirements, our business will be adversely affected. Even if our institutions are able to develop acceptable new programs, they may not be able to introduce these new programs as quickly as students require or as quickly as our competitors introduce competing programs. To offer a new academic program, our institutions may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our plans. In addition, to be eligible for federal student financial aid programs, a new academic program may need to be approved by the Department.
Establishing new academic programs or modifying existing programs requires investments in management and capital expenditures, additional marketing expenses and reallocation of other resources. We and our institutions may have limited experience with the programs in new disciplines and may need to modify existing systems and strategy or enter into arrangements with other educational institutions to provide new programs effectively and profitably. If our institutions are unable to increase enrollment in new programs, offer new programs in a cost-effective manner or are otherwise unable to manage effectively the operations of newly established academic programs, our revenues, financial condition, cash flows and results of operations could be adversely affected.
Our failure to keep pace with changing market needs could harm our institutions' ability to attract students.
Our success depends to a large extent on the willingness of employers to hire, promote or increase the pay of our institutions' graduates. Increasingly, employers demand that their new employees possess appropriate technical and analytical skills and also appropriate interpersonal skills, such as communication and teamwork. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important that our institutions' educational programs evolve in response to those economic and technological changes.
The expansion of existing academic programs and the development of new programs may not be accepted by current or prospective students or by the employers of our institutions' graduates. Even if our institutions develop acceptable new programs, they may not be able to begin offering those new programs in a timely fashion or as quickly as our competitors offer similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes or other factors, the rates at which our institutions' graduates obtain jobs in their fields of study could suffer, the ability to attract and retain students could be impaired and our business could be adversely affected.
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

We may also encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. In certain instances, we may not have obtained sufficient rights in the content of a course. Third parties may raise a claim against us alleging an infringement or violation of the intellectual property of that third party. Some third party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid those intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant, or our institutions may be required to alter the content of their classes.
We may incur liability for the unauthorized duplication or distribution of class materials posted online for class discussions.
In some instances our institutions' faculty members or students may post various articles or other third-party content on class discussion boards. We may incur liability for the unauthorized duplication or distribution of this material posted online for class discussions. Third parties may raise claims against us for the unauthorized duplication of this material. Any such claims could subject us to costly litigation and could impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Our general liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our courses or pay monetary damages.
Government regulations relating to the Internet could increase our cost of doing business, affect our ability to grow or otherwise have a material adverse effect on our business.
The increasing popularity and use of the Internet and other online services has led and may lead to the adoption of new laws and regulatory practices in the United States or in foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations or interpretations related to doing business over the Internet could increase our costs and materially and adversely affect enrollments.
Failure to comply with the terms of our Credit Agreement with Comerica Bank could impair our rights to the assets we pledged as collateral under this agreement.
Through April 12, 2012, we maintained a $50 million revolving line of credit with Comerica Bank (“Comerica”) pursuant to a Credit Agreement, Revolving Credit Note and Security Agreement (collectively, the “Prior Loan Documents”). On April 13, 2012, we entered into a $50 million revolving line of credit (“New Facility”) pursuant to an Amended and Restated Revolving Credit Agreement (“Revolving Credit Agreement”) with the lenders signatory thereto and Comerica, as administrative agent for the lenders. The Revolving Credit Agreement amended, restated and superseded the Prior Loan Documents. At our option, we may increase the size of the New Facility up to $100 million (in certain minimum increments), subject to the terms and conditions of the Revolving Credit Agreement. Additionally, we may request swing-line advances under the New Facility up to $3 million in the aggregate.
To secure our obligations under the Credit Agreement (and related documents), we granted Comerica a first priority security interest in substantially all of our assets, including our real property. If an event of default occurs or if we otherwise fail to comply with any of the negative or affirmative covenants of the Credit Agreement (and related documents), including the failure of either of our institutions to maintain Title IV eligibility, Comerica may declare all of the obligations and indebtedness under the Credit Agreement (and related documents) due and payable.
For more information about the Credit Agreement and related documents, see Note 11, “Credit Facilities,” to our annual consolidated financial statements, which are included elsewhere in this report. In such a scenario, we may lose our right, title and interest in the property that secures such obligations and indebtedness.
Our failure to obtain additional capital in the future could adversely affect our ability to grow.
We believe that cash flow from operations will be adequate to fund our current operating plans for the foreseeable future. However, we may need additional financing in order to finance our plans, particularly if we pursue any acquisitions. The amount, timing and terms of such additional financing will vary principally depending on the timing and size of new program offerings, the timing and size of acquisitions we may seek to consummate and the amount of cash flows from our operations. To the extent that we require additional financing in the future, such financing may not be available on terms acceptable to us or at all and, consequently, we may not be able to fully implement our plans.

A protracted economic slowdown and rising unemployment could harm our business.
We believe that many students pursue postsecondary education to be more competitive in the job market. However, a protracted economic slowdown could increase unemployment and diminish job prospects generally. Diminished job prospects and heightened financial worries could affect the willingness of students to incur loans to pay for postsecondary education and to pursue postsecondary education in general. As a result, enrollment could suffer.
In addition, many of our institutions' students borrow Title IV loans to pay for tuition, fees and other expenses. A protracted economic slowdown could negatively impact their ability to repay those loans which would negatively impact our institutions' cohort default rates. Our institutions' students also are frequently able to borrow Title IV loans in excess of their tuition. The excess is received by such students as a stipend. However, if a student withdraws, we must return any unearned Title IV funds including stipends. A protracted economic slowdown could negatively impact such students' ability to repay those stipends. As a result, the amount of Title IV funds we would have to return without reimbursement from students could increase, and our results could suffer.
If we are not able to integrate acquired institutions, our business could be harmed.
From time to time, we may pursue acquisitions of other institutions or businesses. Integrating acquired operations into our business involves significant risks and uncertainties, including:

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
An increase in interest rates could adversely affect our institutions' ability to attract and retain students.
Interest rates have reached relatively low levels in recent years, creating a favorable borrowing environment for students. However, if Congress increases interest rates on Title IV loans, or if private loan interest rates rise, our institutions' students would have to pay higher interest rates on their loans. Any future increase in interest rates will result in a corresponding increase in educational costs to existing and prospective students. Higher interest rates could also contribute to higher default rates with respect to students' repayment of their education loans. Higher default rates may in turn adversely impact our institutions' eligibility to participate in some or all Title IV programs, which could have a material adverse effect on enrollment, revenues, financial condition, cash flows and results of operations.
We face risk in connection with institutional loan programs implemented at our academic institutions. If students participating in such programs fail to repay their loans timely, our business will be negatively impacted.
Both Ashford University and University of the Rockies have institutional loan programs for their online student population. At December 31, 2012, there was $15.1 million, net, outstanding in institutional loans. Under these programs, our institutions loan money directly to eligible and qualifying students. If students participating in these programs fail to repay their loans timely, it could have a negative impact on our financial condition, cash flows and results of operations.
We may not earn enough revenue from Constellation, Thuze, Waypoint Outcomes and our other technologies to offset the costs of innovating, developing, deploying and marketing these technologies.
In recent periods, we have devoted increasing amounts of resources to innovating, developing and marketing new technologies such as Constellation, Thuze, Waypoint Outcomes, and the mobile application technology for our institutions. If we are unable to earn revenue sufficient to offset the costs of innovating, developing and marketing such technologies, our financial condition, cash flows and results of operations could be negatively impacted.
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
We have a limited operating history on which you can evaluate our business strategy, our financial results and trends in our business. As a result, our historical results and trends, including bad debt expense and our institutions' enrollments and cohort default rates, may not be indicative of future results.
Risk Related to Our Common Stock
The price of our common stock has fluctuated significantly and you could lose all or part of your investment.
Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common stock has fluctuated significantly in the past (in 2012, our common stock traded at a low of $8.11 per share and at a high of $27.26 per share), and there is no assurance it will not continue to fluctuate significantly for a variety of different reasons, including, without limitation:

•	developments regarding the accreditation of our academic institutions, particularly Ashford University, which has been placed on Notice;

•	our quarterly or annual earnings or those of other companies in our industry;

•	public reaction to our press releases, corporate communications and SEC filings;

•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of other companies in our industry;

•	seasonal variations in our student enrollment;

•	new laws or regulations or new interpretations of laws or regulations applicable to our industry or business;

•	negative publicity, including government hearings and other public lawmaker or regulator criticism, regarding our industry or business;

•	changes in enrollment;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	litigation involving our company or investigations or audits by regulators into the operations of our company or our competitors;

•	sales of common stock by our directors, executive officers and significant stockholders; and

•	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events.
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
If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. At December 31, 2012, 54.1 million shares of our common stock were outstanding.
In July 2011, we filed a registration statement on Form S-3 with the SEC to register the resale of 34.6 million shares of our common stock held by our majority stockholder, Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus”). Under the registration statement, which the SEC has declared effective, Warburg Pincus, and its permitted transferees or other successors-in-interest, may offer the shares from time to time through public or private transactions at prevailing market prices, at prices related to prevailing market prices or at privately negotiated prices. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.
In addition, as of December 31, 2012, there were 6.4 million shares underlying outstanding options, 0.4 million shares underlying restricted stock units and 0.1 million shares underlying outstanding warrants. All shares subject to outstanding options and warrants are eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements and Rule 144 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
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
As of December 31, 2012, Warburg Pincus beneficially owned 63.9% of our outstanding common stock. Accordingly, Warburg Pincus may exercise significant influence over the election of our directors, amendments to our certificate of incorporation and bylaws and other actions requiring the vote or consent of our stockholders, including mergers, going private transactions and other extraordinary transactions. The ownership position of Warburg Pincus may have the effect of delaying, deterring or preventing a change of control or a change in the composition of our board of directors.
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
Subject to NYSE rules, our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of capital stock. At December 31, 2012, 300.0 million shares of common stock were authorized for issuance under our certificate of incorporation, 54.1 million shares of which were outstanding. At

December 31, 2012, 20.0 million shares of preferred stock were authorized for issuance under our certificate of incorporation, no shares of which were outstanding. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, likely would result in your interest in us being subject to the prior rights of holders of that preferred stock.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We own over 160 acres of property in Clinton, Iowa, on which various academic, athletic, administrative, housing and student services buildings are situated, comprising 475,000 square feet of space. The properties we own in Iowa are used for campus operations.
We also lease property in California, Colorado, Iowa, Pennsylvania and Washington D.C. for campus operations, corporate functions, enrollment services and student support services. Below is a table summarizing our leased properties:

Number of Buildings	Location	Total Square Footage	Lease Expiration	Primary Use
6	San Diego, CA	705,000	2013-2020	Enrollment services, student support services and corporate functions
2	Denver, CO	260,000	2021-2023	Enrollment services, student support services and corporate functions
3	Colorado Springs, CO	34,000	2015	Campus operations
2	Clinton, IA	37,000	2014	Campus operations, enrollment services and student support services
1	Philadelphia, PA	3,000	2015	Corporate functions
1	Washington, D.C.	2,000	2013	Corporate functions
We have pledged as collateral to Comerica Bank the properties we own in Iowa as security for the performance of our obligations under the loan documents we signed in connection with our $50 million revolving line of credit with Comerica Bank. For more information regarding this line of credit, see Note 11, “Credit Facilities,” to our annual consolidated financial statements, which are included elsewhere in this report.
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
New York Attorney General Investigation of Bridgepoint Education, Inc.
In May 2011,we received from the Attorney General of the State of New York (“NY Attorney General”) a Subpoena relating to the NY Attorney General's investigation of whether we and our academic institutions have complied with certain New York state consumer protection, securities and finance laws. Pursuant to the Subpoena, the NY Attorney General has requested from us and our academic institutions documents and detailed information for the time period March 17, 2005 to present. We are cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.
North Carolina Attorney General Investigation of Ashford University
In September 2011, Ashford University received from the Attorney General of the State of North Carolina (“NC Attorney General”) an Investigative Demand relating to the NC Attorney General's investigation of whether the university's business practices complied with North Carolina consumer protection law. Pursuant to the Investigative Demand, the NC Attorney General has requested from Ashford University documents and detailed information for the time period January 1, 2008 to present. Ashford University is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.
California Attorney General Investigation of For-Profit Educational Institutions
In January 2013, we received from the Attorney General of the State of California (“CA Attorney General”) an Investigative Subpoena relating to the CA Attorney General's investigation of for-profit educational institutions. Pursuant to the Investigative Subpoena, the CA Attorney General has requested documents and detailed information for the time period March 1, 2009 to present. We are evaluating the Investigative Subpoena and intend to comply with the Attorney General's request. We cannot predict the eventual scope, duration or outcome of the investigation at this time.

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
On October 22, 2012, the Sacharczyk and Stein actions were consolidated with the Franke action and the Court appointed the City of Atlanta General Employees Pension Fund and the Teamsters Local 677 Health Services & Insurance Plan as lead plaintiffs. A consolidated complaint was filed on December 21, 2012. We intend to vigorously defend against the consolidated action and filed a motion to dismiss on February 19, 2013.
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
On October 11, 2012, the Adolph-Laroche action was consolidated with the Clark action and the case is now entitled In re Bridgepoint, Inc. Shareholder Derivative Action. A consolidated complaint was filed on December 18, 2012. The defendants filed a motion to stay the case while the underlying securities class action is pending. If granted, the motion to stay the case would prevent further proceedings. A hearing on the motion to stay is scheduled for April 5, 2013.
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
In January 2012, the plaintiff filed a first amended complaint asserting similar claims and the same class period, and the defendants filed another motion to dismiss. In May 2012, the Court granted the University of the Rockies' motion to dismiss and granted in part and denied in part the motion to dismiss filed by Bridgepoint Education, Inc. and Ashford University. The Court also granted the plaintiff leave to file a second amended complaint. In August 2012, the plaintiff filed a second amended complaint asserting similar claims and the same class period. The second amended complaint seeks unspecified monetary relief, disgorgement of all profits, various other equitable relief, and attorneys' fees. The defendants filed a motion to strike portions of the second amended complaint, which was granted in part and denied in part. The lawsuit is proceeding to discovery.
We believe the lawsuit is without merit and intend to vigorously defend against it.
Qui Tam Complaints
In December 2012, we received notice that the U.S. Department of Justice had declined to intervene in a qui tam complaint filed in the U.S. District Court for the Southern District of California by Ryan Ferguson and Mark T. Pacheco under the Federal False Claims Act on March 10, 2011 and unsealed on December 26, 2012. The case is entitled United States of America, ex rel., Ryan Ferguson and Mark T. Pacheco v. Bridgepoint Education, Inc., Ashford University and University of the

Rockies. The qui tam complaint alleges, among other things, that since March 10, 2005, we have caused our institutions, Ashford University and University of the Rockies, to violate the Federal False Claims Act by falsely certifying to the U.S. Department of Education that the institutions were in compliance with various regulations governing the Title IV programs, including those that require compliance with federal rules regarding the payment of incentive compensation to enrollment personnel, student disclosures, and misrepresentation in connection with the institutions' participation in the Title IV programs.
In January 2013, we received notice that the U.S. Department of Justice had declined to intervene in a qui tam complaint filed in the U.S. District Court for the Southern District of California by James Carter and Roger Lengyel under the Federal False Claims Act on July 2, 2010 and unsealed on January 2, 2013. The case is entitled United States of America, ex rel., James Carter and Roger Lengyel v. Bridgepoint Education, Inc. and Ashford University. The qui tam complaint alleges, among other things, that since March 2005, we and Ashford University have violated the Federal False Claims Act by falsely certifying to the U.S. Department of Education that Ashford University was in compliance with federal rules regarding the payment of incentive compensation to enrollment personnel in connection with the institution's participation in Title IV programs.
Each of the complaints seek significant damages, penalties and other relief. We are currently evaluating the complaints and intend to vigorously defend against the allegations set forth in each complaint.
Employee Class Actions
On October 24, 2012, a class action complaint was filed in California Superior Court by former employee Marla Montano naming us and Ashford University as defendants. The case is entitled Marla Montano v. Bridgepoint Education and Ashford University. The complaint asserts a putative class consisting of former employees who were terminated in January 2012 and July 2012 as a result of a mass layoff, relocation or termination and alleges that the defendants failed to comply with the notice and payment provisions of the California WARN Act. A substantially similar complaint, entitled Dilts v. Bridgepoint Education and Ashford University, was also filed in the same court on the same day by Austin Dilts making similar allegations and asserting the same putative class. The complaints seek back pay, the cost of benefits, penalties and interest on behalf of the putative class members, as well as other equitable relief and attorneys' fees.
We and Ashford University are currently evaluating these actions and intend to vigorously defend against them. On January 25, 2013, we filed motions to compel binding arbitration with the court, which are currently pending.
Item 4. Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities.
Market Information
Our common stock is listed on the NYSE under the symbol “BPI.” The following table sets forth, for each full quarterly period in 2012 and 2011, the high and low sale prices of our common stock as reported on the NYSE.

	High ($)	Low ($)
2012
First Quarter	27.26	20.31
Second Quarter	25.56	17.87
Third Quarter	22.19	8.11
Fourth Quarter	11.44	8.51
2011
First Quarter	20.50	15.83
Second Quarter	27.25	15.70
Third Quarter	30.62	17.00
Fourth Quarter	24.27	16.01
Holders of Record
As of March 8, 2013, the closing sales price of our common stock on the NYSE was $9.98 per share and there were 16 holders of record of our common stock, including the Depository Trust Company, which holds shares on behalf of an indeterminate number of beneficial owners.
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
In connection with our $50 million revolving credit agreement with the lenders signatory thereto and Comerica Bank, as administrative agent for the lenders, we are not permitted to make dividend payments, stock redemptions, permitted acquisitions and other specified cash expenditures exceeding an aggregate of $300.0 million during the term of the agreement. For more information regarding this line of credit, see Note 11, “Credit Facilities,” to our annual consolidated financial statements, which are included elsewhere in this report.
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities
For information regarding our recent stock repurchase programs authorized by our board of directors, see Note 16, “Stock Repurchase Program,” to our annual consolidated financial statements, which are included elsewhere in this report. Other than as set forth in the table and discussed in footnote 1 below, we repurchased no common stock during the fourth quarter of 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Be Purchased Under the Plans or Programs (2)
October 1, 2012 through October 31, 2012	—	—	—	—
November 1, 2012 through November 30, 2012	—	—	—	—
December 1, 2012 through December 31, 2012	56,966	$10.57	—	—
Total	56,966	$10.57	—	—
(1) In December 2012, we repurchased shares of our common stock from certain senior executives sufficient in value to cover additional state taxes on the exercise of options by such executives in September 2012. The additional taxes were the result of a retroactive tax increase imposed upon the approval of Proposition 30 by the voters of the state of California in November 2012. The repurchase was approved by our board of directors following its approval and recommendation by the compensation committee and the audit committee. The shares were repurchased at a price equal to the closing price of our common stock on the New York Stock Exchange on the day the repurchase was approved by our board of directors. No shares were sold into the market in connection with the share repurchase.
(2) On May 1, 2012, we announced that on April 30, 2012, our board of directors authorized the repurchase of up to an additional $75.0 million of our outstanding shares of common stock over the following 12 months. The repurchase program was authorized with the intention of creating additional value for stockholders. Under the repurchase program, we are authorized to purchase shares from time to time in the open market, through block trades or otherwise. No shares have been repurchased to date under this program.

Performance Graph
The following graph compares the cumulative total return provided to stockholders on Bridgepoint Education Inc.'s common stock relative to the cumulative total returns of the Russell 3000 Index, and a customized peer group of four postsecondary education companies that includes: American Public Education, Inc., Capella Education Company, Grand Canyon Education, Inc. and Strayer Education, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and in the index, on April 15, 2009 (the date our stock began trading on the NYSE), and the investment's relative performance is tracked through December 31, 2012.

*
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Bridgepoint Education, Inc. under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. Selected Consolidated Financial Data.
The following selected consolidated financial and other data should be read in conjunction with Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements, which are included elsewhere in this report. The consolidated statement of income data, consolidated balance sheet data, and consolidated other data set forth below as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods; the risk factors set forth in Part I, Item 1A, “Risk Factors,” of this report also discuss material uncertainties that could cause the data reflected below not to be indicative of our future financial condition or results of operations. We declared no cash dividends during the periods presented.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Revenue	$968,171	$933,349	$713,233	$454,324	$218,290
Operating income(1)	202,714	273,747	216,421	81,730	33,420
Net income	127,963	172,764	127,580	47,105	26,431
Accretion of preferred dividends(2)	—	—	—	(645)	(2,006)
Net income available to common stockholders	127,963	172,764	127,580	46,460	24,425
Earnings per common share(3):
Basic	$2.42	$3.30	$2.37	$0.85	$0.38
Diluted	2.29	3.02	2.14	0.74	0.16

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$514,670	$407,207	$299,129	$170,550	$56,483
Total assets	755,329	613,636	471,225	295,231	129,246
Total indebtedness (including short-term indebtedness)	—	—	—	635	684
Redeemable convertible preferred stock	—	—	—	—	27,062
Total stockholders' equity (deficit)	496,112	353,648	238,241	134,609	6,109

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except enrollment data)
Consolidated Other Data:
Cash flows provided by (used in):
Operating activities	$143,185	$220,808	$189,949	$131,727	$70,748
Investing activities	(23,009)	(208,048)	(94,472)	(70,030)	(16,550)
Financing activities	1,868	(67,357)	(32,521)	7,382	(5,066)
Period-end enrollment (unaudited)(4):
Online	80,791	85,527	77,033	53,048	30,921
Campus-based	1,019	1,115	859	640	637
Total	81,810	86,642	77,892	53,688	31,558

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

(3)
All basic and diluted earnings per share information for all periods presented has been adjusted to reflect the 1-for-4.5 reverse stock split. On March 31, 2009, our board of directors approved a 1-for-4.5 reverse stock split of our common stock, par value $0.01 per share, which was effective as of that date. As a result of the reverse stock split, every 4.5 shares of our common stock were combined into one share of common stock and any fractional shares created by the reverse stock split were rounded down to the nearest whole share. We did not reduce the number of shares it is authorized to issue or change the par value of the common stock. The reverse stock split affected all shares of our common stock, as well as options and warrants to purchase shares of our common stock, that were outstanding immediately prior to the effective date of the reverse stock split. Common stock, additional paid-in capital, retained earnings (accumulated deficit) and share and per share data for prior periods have been retroactively restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

(4)
We define enrollments as the number of active students on the last day of the financial reporting period. Prior to July 1, 2011, a student was considered active if the student had attended a class within the prior 30 days unless the student had graduated or had provided us with notice of withdrawal. Effective July 1, 2011, a student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or has provided us with notice of withdrawal.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our annual consolidated financial statements, which are included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management's expectations. See Part I, Item 1A, “Risk Factors,” and “Special Note Regarding Forward-Looking Statements” at the beginning of this report.
Overview
We are a provider of postsecondary education services. Our academic institutions, Ashford University and University of the Rockies, offer associate's, bachelor's, master's and doctoral programs online as well as at their traditional campuses located in Clinton, Iowa and Colorado Springs, Colorado. As of December 31, 2012, our institutions offered approximately 1,470 courses, 80 degree programs and 125 specializations. We are also focused on developing innovative new technologies to improve the way students learn, such as the mobile learning platforms for our institutions, Constellation, Thuze and Waypoint Outcomes. For more information on our business, see “Business-Overview” in Part I, Item 1 of this report.
Key operating data
In evaluating our operating performance, our management focuses in large part on (i) revenue, (ii) operating income and (iii) period-end enrollment at our academic institutions (online and campus-based). The following table, which you should read in conjunction with our annual consolidated financial statements, contained elsewhere in this report, presents our key operating data for the years ended December 31, 2012, 2011 and 2010 (in thousands, except for enrollment data):

	Year Ended December 31,
	2012	2011	2010
Consolidated Statement of Income Data:
Revenue	$968,171	$933,349	$713,233
Operating Income	202,714	273,747	216,421
Consolidated Other Data:
Period-end enrollment (unaudited)(1)
Online	80,791	85,527	77,033
Campus-based	1,019	1,115	859
Total	81,810	86,642	77,892

(1)
We define enrollments as the number of active students on the last day of the financial reporting period. Prior to July 1, 2011, a student was considered active if the student had attended a class within the prior 30 days unless the student had graduated or had provided us with notice of withdrawal. Effective July 1, 2011, a student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or has provided us with notice of withdrawal. The change in methodology did not have a material impact on the number of active students.

Key enrollment trends
Since our acquisition of Ashford University in March 2005, we have experienced overall growth in enrollments, revenue and operating income. However, in 2012, enrollment at our institutions declined to 81,810 at December 31, 2012 as compared to 86,642 at December 31, 2011, representing a decrease of 5.6%. We believe that our dynamic structure would allow us to expand our student base, while maintaining the same high quality education for the students at our institutions.
The following table presents new student enrollments for each quarter in 2012, with comparisons to the same periods in 2011:

	Q1	Q2	Q3	Q4	Total
Current period	24,275	19,300	20,500	9,260	73,335
Prior year period	27,550	19,050	22,000	13,500	82,100
Percentage change	(11.9)%	1.3%	(6.8)%	(31.4)%	(10.7)%
In recent quarters, we have generally experienced a decline in new student enrollments. We believe a primary driver for the recent decline is due to lower productivity levels of our admissions counselors and student inquiry coordinators, as a result of our various operational changes and business initiatives. We believe that the new student enrollment has been impacted by the student quality and preparedness initiatives we added during the two most recent quarters. Lastly, we believe that the negative media scrutiny of the private sector postsecondary education industry in general has had a negative impact on new enrollments.
Trends and uncertainties regarding revenue and continuing operations
The denial of initial accreditation by WASC, as described in “Regulation-Accreditation” in Part I, Item 1 of this report and “Risk Factors” in Part I, Item 1A of this report, has adversely affected Ashford University's academic reputation and may negatively impact its ability to enroll and retain students. For Ashford University to demonstrate that it has satisfactorily addressed the conclusions of the WASC visiting team report and has come into compliance with the WASC Standards of Accreditation, as part of the institution's reapplication process, the institution has made significant changes to its operations and business initiatives. HLC may also require changes to Ashford University's operations and business model as part of the HLC Board of Trustees' (“HLC Board”) decision to place the university on Notice on February 21, 2013. Additionally, Ashford University's efforts to comply with HLC's jurisdictional requirements, which require that the institution have a substantial presence in the north central region, could result in uncertain costs and potential business disruption. Accordingly, although we continue to see a demand for postsecondary education and Title IV funds continue to be available to current and prospective students, our historical results and trends, including enrollments, admissions advisory and marketing expenses and instructional costs and services, may not be indicative of our future results.
Additionally, we expect increases in marketing costs related to the branding campaign and the hiring of new admissions counselors, which may result in a decrease in our operating income in 2013 as compared to 2012.
Liquidity and capital resources and anticipated capital expenditures
We financed our operating activities and capital expenditures during 2012 and 2011 primarily through cash provided by operating activities. At December 31, 2012, we had cash, cash equivalents and investments totaling $514.7 million and no long-term debt. Based on our current level of operations, we believe that our cash flows from operating activities, our existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. For the year ending December 31, 2013, we expect capital expenditures to be approximately $25.0 million.
We also repurchased stock under our authorized stock repurchase programs. For more information about stock repurchases, see “Factors Affecting Comparability - Stock repurchase program” below.
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
Enrollments
We define enrollments as the number of active students on the last day of the financial reporting period. Prior to July 1, 2011, a student was considered active if the student had attended a class within the prior 30 days unless the student had graduated or had provided us with notice of withdrawal. Effective July 1, 2011, a student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or has provided us with notice of withdrawal.
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

Costs and expenses
Effective in the fourth quarter of 2012, we made changes in the presentation of our operating expenses and have reclassified prior periods to conform to that new presentation. Management determined that these changes would better reflect industry practices and would provide more meaningful information as well as increased transparency to our operations. We believe that the reclassification better represents the operational changes and the business initiatives that have been implemented. These reclassifications had no effect on previously reported total operating expenses or retained earnings. The following is a description of the nature of the costs included in each of our current expense categories.
Instructional costs and services. Instructional costs and services consist primarily of costs related to the administration and delivery of our institutions' educational programs. This expense category includes compensation for campus-based faculty and administrative personnel, costs associated with online faculty, curriculum and new program development costs, financial aid processing costs, technology license costs, bad debt expense and costs associated with other support groups that provide service directly to the students. Instructional costs and services also include an allocation of information technology, facility and depreciation costs.
Admissions advisory and marketing. Admissions advisory and marketing expenses include compensation of personnel engaged in marketing and recruitment, as well as costs associated with purchasing leads and producing marketing materials. Our admissions advisory and marketing expenses are generally affected by the cost of advertising media and leads, the efficiency of our marketing and recruiting efforts, salaries and benefits for our enrollment personnel and expenditures on advertising initiatives for new and existing academic programs. Advertising costs, consisting primarily of marketing leads, are expensed as incurred or the first time the advertising takes place, depending on the type of advertising activity. Admissions advisory and marketing costs also include an allocation of information technology, facility and depreciation costs.
General and administrative. General and administrative expenses include compensation of employees engaged in corporate management, finance, human resources, compliance and other corporate functions. General and administrative expenses also include professional services fees, travel and entertainment expenses and an allocation of information technology, facility and depreciation costs.
Factors Affecting Comparability
We believe the following factors have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:
Stock repurchase program
During 2010 and 2011, our board of directors previously authorized the repurchase of up to $135.0 million of our outstanding shares of common stock. Under those authorized stock repurchase programs, we repurchased 7.3 million shares at a weighted average price of $18.62 per share for a total cost of $135.0 million.
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
During 2012, we repurchased 0.1 million shares of our common stock from certain senior executives for a cost of $0.6 million. This repurchase was approved by our board of directors. The shares were repurchased at a price equal to the closing price of our common stock on the New York Stock Exchange on the day the repurchase was approved by our board of directors. No shares were sold into the market in connection with this share repurchase.
Settlement of legal dispute
In February 2011, we received a copy of a complaint filed as a class action lawsuit naming us, Ashford University, LLC, and certain employees as defendants. The complaint was filed in the Superior Court of the State of California in San Diego and was entitled Stevens v. Bridgepoint Education, Inc. The complaint generally alleged that the plaintiffs and similarly situated employees were improperly denied certain wage and hour protections under California law.
In April 2011, we received a copy of a complaint filed as a class action lawsuit naming us and Ashford University, LLC, as defendants. The complaint was filed in the Superior Court of the State of California in San Diego, and was entitled Moore v. Ashford University, LLC. The complaint generally alleged that the plaintiff and similarly situated employees were improperly denied certain wage and hour protections under California law.

In May 2011, we received a copy of a complaint filed as a class action lawsuit naming us as a defendant. The complaint was filed in the Superior Court of the State of California in San Diego on May 6, 2011, and was entitled Sanchez v. Bridgepoint Education, Inc. The complaint generally alleged that the plaintiff and similarly situated employees were improperly denied certain wage and hour protections under California law.
In October 2011, the above named cases were consolidated because they involved common questions of fact and law, with Stevens v. Bridgepoint Education, Inc. designated as the lead case.
In April 2012, we entered into a settlement agreement with the plaintiffs of the above named cases to settle the claims on a class-wide basis. Under the terms of the settlement agreement, we agreed to pay an amount to settle the plaintiffs' claims, plus any related payroll taxes. We accrued a $10.8 million expense in connection with the settlement agreement during the twelve months ended December 31, 2012. On August 24, 2012, the Court granted final approval of the class action settlement and entered a final judgment in accordance with the terms of the settlement agreement. This settlement was paid out prior to December 31, 2012.
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
Revenue recognition
The majority of our revenue comes from tuition revenue and is shown net of scholarships and refunds. Tuition revenue is recognized on a straight-line basis over the applicable period of instruction, with the exception of an online student's first course, per degree level, at Ashford University. Effective in the fourth quarter of 2012, an online student's first course per degree level at Ashford University falls under a three-week conditional admission period in which the revenue is deferred until the student matriculates into the course.
Our institutions' online students generally enroll in a program that encompasses a series of five to six-week courses that are taken consecutively over the length of the program. With the exception of those students under conditional admission, online students are billed on a payment period basis on the first day of a class. Our institutions' traditional campus-based students enroll in a program that encompasses a series of nine-week or 16-week courses. These students are billed at the beginning of each term.
Deferred revenue and student deposits represents unearned tuition and fees as well as student payments in excess of charges. We record an account receivable and corresponding deferred revenue for the amount of tuition and fees for enrolled courses when a student is billed for a payment period. Payments that are received either directly from the student or from the student's source of funding that exceed amounts billed are recorded as student deposits. At the end of each accounting period, the deferred revenue and student deposits and related account receivable balances are reduced to present amounts attributable to the current course.

If a student withdraws from a program prior to certain dates, the student is entitled to a refund of a portion of tuition, depending on the date the student last attended a class. For those students under conditional admission, the student is not obligated for payment until after their conditional admission period has lapsed, so there is no required refund. For all subsequent courses, if an online student drops a class and the student's last date of attendance was in the first week of class, the student receives a full refund of the tuition for that class. If an online student drops a class and the last date of attendance was in the second week of the class, the student receives a refund of 50% of the tuition for that class. If an online student drops a class and the student's last date of attendance was after the second week of the class, the student is not entitled to a refund. We monitor student attendance in online courses through activity in the online program associated with that course. After two weeks have passed without attendance in a class by the student, the student is presumed to have dropped the course as of the last date of attendance, and the student's tuition is automatically refunded to the extent the student is entitled to a refund based on the refund policy above. We estimate expected refunds based on historical refund rates and record a provision to reduce revenue for the amount that is expected to be refunded. Refunds issued by us for services that have been provided in a prior period have not historically been material. Future changes in the rate of student withdrawals may result in a change to expected refunds and would be accounted for prospectively as a change in estimate.
We also recognized revenue from technology fees that are one-time start up fees charged to each new online student, other than military, scholarship students or certain corporate reimbursement students. Technology fee revenue is recognized ratably over the average expected enrollment of a student. The average expected enrollment of the student is estimated each quarter based upon historical student duration of attendance and qualitative factors as deemed necessary. Ashford University has determined that, effective January 1, 2013, the institution will eliminate the one-time technology fee it currently charges students and replace it with a per course charge.
Allowance for doubtful accounts
Accounts receivable are stated at the amount management expects to collect from outstanding balances. We maintain an allowance for doubtful accounts for estimated losses resulting from students' inability to pay us for services performed. The allowance for doubtful accounts is estimated by management based on (i) an assessment of individual accounts over a specific aging, enrollment status and amount (and all other balances on a pooled basis based on historical collection experience), (ii) consideration of the nature of the receivable accounts and (iii) potential changes in the economic environment. Certain variables require management judgment and include inherent uncertainties such as the likelihood of future student attendance and students' ability to qualify for Title IV eligibility. Variations in these factors from our historical experience may impact future estimates of the collectability of accounts receivable and may cause actual losses due to write-offs of uncollectible accounts to differ from past estimates. The provision for bad debts is recorded within the instructional costs and services line in the consolidated statements of income.
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

Results of Operations
The following table sets forth our consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Instructional cost and services	36.7%	32.6%	30.6%
Admissions advisory and marketing	35.0%	31.9%	32.5%
General and administrative	7.3%	6.2%	6.6%
Total costs and expenses	79.0%	70.7%	69.7%
Operating income	21.0%	29.3%	30.3%
Other income, net	0.3%	0.3%	0.2%
Income before income taxes	21.3%	29.6%	30.5%
Income tax expense	8.1%	11.1%	12.6%
Net income	13.2%	18.5%	17.9%
Year Ended December 31, 2012, Compared to Year Ended December 31, 2011
Revenue. Our revenue for 2012 was $968.2 million, an increase of $34.8 million, or 3.7%, as compared to $933.3 million for 2011. Student enrollment at our academic institutions as of December 31, 2012, was 81,810, a decrease of 4,832, or 5.6%, compared to 86,642 as of December 31, 2011. The increase in revenue was primarily due to the 3% tuition increase effective April 1, 2012. The tuition increase accounted for approximately 86.3% of the revenue increase between periods. The increase in revenue was partially offset by an increase in institutional scholarships of $22.8 million in the aggregate between periods. We earned technology fees of $60.6 million for 2012, representing 6.3% of total revenue during the period, compared to technology fees of $71.3 million for 2011, representing 7.6% of total revenue during that period. The decline in technology fees between periods is primarily due to the decline in new student enrollments between periods. Revenue generated from Constellation in 2012 was $22.4 million, or 2.3% of revenue, compared to $17.3 million, or 1.8% of revenue in 2011.
Instructional costs and services. Our instructional costs and services for 2012 were $355.3 million, an increase of $51.4 million, or 16.9%, as compared to $303.9 million for 2011. This increase was primarily due to additional costs we undertook to support the student enrollment. Specific increases between periods include increases in direct compensation of $20.6 million (which include the areas of academic management, financial aid support and student services), information technology costs of $9.3 million, bad debt expense of $7.9 million, facilities costs of $7.3 million, instructor fees of $6.9 million, and support services of $1.9 million. These increases are offset by decreases in financial aid processing fees of $6.8 million. Instructional costs and services increased, as a percentage of revenue, to 36.7% for 2012, as compared to 32.6% for 2011. The increase of 4.1% as a percentage of revenue included relative increases in direct compensation of 1.8%, information technology costs of 0.9%, facilities costs of 0.7%, bad debt expense of 0.6%, instructor fees of 0.5% and support services of 0.1%, offset by relative decreases in financial aid processing of 0.8%. As a percentage of revenue, bad debt expense was 6.9% for 2012, compared to 6.3% for 2011. The increase in bad debt expense as a percentage of revenue is due to internal processing issues involving existing students and the timeliness of their financial aid packaging for their new academic years.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for 2012 were $339.2 million, an increase of $41.6 million, or 14.0%, as compared to $297.6 million for 2011. The increase was primarily due to the costs incurred for expanded marketing and branding efforts, as well as costs incurred to purchase additional leads. Specific factors contributing to the overall increase between periods were increases in the branding of Ashford University of $16.6 million, selling compensation of $13.8 million, facilities costs of $5.7 million, advertising costs of $3.1 million and support services of $1.8 million. Our admissions advisory and marketing expenses, as a percentage of revenue, increased to 35.0% for 2012 from 31.9% for 2011. The increase of 3.1% as a percentage of revenue was mainly driven by the relative increase in branding efforts of 1.7%, selling compensation of 0.9% and facilities of 0.5%.
General and administrative. Our general and administrative expenses for 2012 were $71.0 million, an increase of $12.9 million, or 22.1%, as compared to $58.1 million for 2011. The increase was primarily due to the $10.8 million legal expense in 2012, as well as increases in administrative labor of $4.1 million, professional fees of $1.5 million and facilities costs of $1.0 million. This was primarily offset by decreases due to a higher support service costs allocation of $3.8 million, and other administrative costs of $1.2 million. Our general and administrative expenses, as a percentage of revenue, increased to 7.3% for 2012 from 6.2% for 2011. The 1.1% increase as a percentage of revenue was primarily due to the increase in the legal expense of 1.1%, administrative labor of 0.3% and professional fees of 0.1%. These increases were primarily offset by decreases due to support service costs allocation of 0.3% and other administrative costs of 0.2%.
Other income, net. Our other income, net, for 2012 was $3.4 million, an increase of $0.6 million as compared to $2.8 million for 2011, as a result of increased interest income from increased levels of cash, cash equivalents and investments.
Income tax expense. Income tax expense for 2012 was $78.1 million, a decrease of $25.6 million from $103.8 million for 2011, at effective tax rates of 37.9% and 37.5% for 2012 and 2011, respectively. The increase in our effective tax rate between periods was primarily due to an expanded presence in the state of Colorado.
Net income. Our net income for 2012 was $128.0 million, a decrease of $44.8 million, as compared to net income of $172.8 million for 2011, due to the factors discussed above.
Year Ended December 31, 2011, Compared to Year Ended December 31, 2010
Revenue. Our revenue for 2011 was $933.3 million, an increase of $220.1 million, or 30.9%, as compared to $713.2 million for 2010. Our revenue growth was primarily attributed to enrollment growth. Student enrollment at our academic institutions as of December 31, 2011, was 86,642, an increase of 8,750, or 11.2%, compared to 77,892 as of December 31, 2010. Enrollment growth is driven by various factors including prospective students' acceptance of our educational offerings, the quality of lead generation efforts, the number of admissions counselors and our ability to retain existing students. In addition to the increase in student enrollment, the revenue increase was also positively impacted by the 5% tuition increase effective April 1, 2011. The tuition increase accounted for approximately 16.7% of the revenue increase between periods. We earned technology fees of $71.3 million for 2011, representing 7.6% of total revenue during the period, compared to technology fees of $50.5 million for 2010, representing 7.1% of total revenue during that period. The technology fee was increased from $990 to $1,290 for degree-seeking online students at Ashford University starting on or after August 3, 2010. This fee increase accounted for $12.1 million, or 5.5%, of the revenue increase between periods. Additionally, revenue generated from Constellation in 2011 was $17.3 million, or 1.8% of revenue, compared to $4.8 million, or 0.7% of revenue in 2010.
Instructional costs and services. Our instructional costs and services for 2011 were $303.9 million, an increase of $85.3 million, or 39.0%, as compared to $218.6 million for 2010. This increase was primarily due to additional costs necessary to support the increased student enrollment. Specific increases between periods were direct compensation of $24.5 million (which include the areas of academic management, financial aid support and student services), bad debt expense of $18.9 million, instructor fees of $11.9 million, information technology costs of $7.3 million, facilities costs of $5.8 million, financial aid processing fees of $4.8 million and support services of $4.8 million. Instructional costs and services increased, as a percentage of revenue, to 32.6% for 2011, as compared to 30.6% for 2010. The increase of 2.0% as a percentage of revenue included relative increases in direct compensation of 0.8%, information technology costs of 0.4% and bad debt expense of 0.7%. The increase in direct compensation as a percentage of revenue was primarily a result of the regulatory changes in the area of incentive compensation that became effective July 1, 2011. The increase in bad debt expense as a percentage of revenue was due to weak general economic conditions as well as the timeliness of financial aid processing and internal collections efforts. We continue to enhance our processes internally as well as with our business partners to improve this metric.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for 2011 were $297.6 million, an increase of $65.7 million, or 28.3%, as compared to $232.0 million for 2010. The increase was primarily due to the growth of our admissions counselor workforce, as well as costs incurred for additional leads. We expanded our admissions counselor workforce by 510 employees, or 31.5%, during the year. The factors contributing to the overall increase between periods were increases in selling compensation of $29.6 million, advertising costs of $21.0 million, information technology costs of $6.6 million, facilities costs of $4.9 million and support services of $4.4 million. Our admissions advisory and marketing expenses, as a percentage of revenue, decreased to 31.9% for 2011 from 32.5% for 2010. The decrease of 0.6% as a percentage of revenue was mainly driven by the decrease in selling compensation as a percentage of revenue of 0.6%.
General and administrative. Our general and administrative expenses for 2011 were $58.1 million, an increase of $11.9 million, or 25.7%, as compared to $46.3 million for 2010. The increase was primarily due to increases in administrative labor of $8.2 million, other administrative costs of $6.0 million, professional fees of $2.9 million, facilities costs of $2.2 million, and information technology costs of $2.0 million. This was primarily offset by a decrease due to a higher support service costs allocation of $9.2 million. Our general and administrative expenses, as a percentage of revenue, decreased to 6.2% for 2011 from 6.6% for 2010. The 0.4% decrease as a percentage of revenue was primarily due to the decrease in support service costs allocation of 0.2%.

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
Net income. Our net income for 2011 was $172.8 million, an increase of $45.2 million, as compared to net income of 127.6 million for 2010, due to the factors discussed above.
Liquidity and Capital Resources
Liquidity
We financed our operating activities and capital expenditures during the years ended December 31, 2012 and 2011, primarily through cash provided by operating activities. Our cash and cash equivalents were $256.0 million at December 31, 2012, and $133.9 million at December 31, 2011. In addition, at December 31, 2012 and 2011, we had total investments of $258.7 million and $273.3 million, respectively.
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
Available borrowing facilities
Through April 12, 2012, we maintained a $50 million revolving line of credit with Comerica Bank (“Comerica”) pursuant to a Credit Agreement, Revolving Credit Note and Security Agreement (collectively, the “Prior Loan Documents”). Under the Prior Loan Documents, Comerica agreed to make loans to us and issue letters of credit on our behalf, subject to the related terms and conditions. Amounts subject to letters of credit issued under the Prior Loan Documents were treated as limitations on available borrowings under the line of credit.
On April 13, 2012, we entered into a $50 million revolving line of credit (“New Facility”) pursuant to an Amended and Restated Revolving Credit Agreement (“Revolving Credit Agreement”) with the lenders signatory thereto and Comerica, as administrative agent for the lenders. The Revolving Credit Agreement amended, restated and superseded the Prior Loan Documents. At our option, we may increase the size of the New Facility up to $100 million (in certain minimum increments), subject to the terms and conditions of the Revolving Credit Agreement. Additionally, we may request swing-line advances under the New Facility up to $3 million in the aggregate.
Under the Revolving Credit Agreement and the documents executed in connection therewith (collectively, the “New Facility Loan Documents”), the lenders have agreed to make loans to us and issue letters of credit on our behalf, subject to the terms and conditions of the New Facility Loan Documents. The New Facility has a term of three years and matures on April 13, 2015. Interest and fees accruing under the New Facility are payable quarterly in arrears and principal is payable at maturity. We may terminate the New Facility upon five days notice, without premium or penalty, other than customary breakage fees.
The New Facility Loan Documents contain other customary affirmative, negative and financial maintenance covenants, representations and warranties, events of default, and remedies upon an event of default, including the acceleration of debt and the right to foreclose on the collateral securing the New Facility. As security for the performance of our obligations under the New Facility Loan Documents, we granted the lenders a first priority security interest in substantially all of our assets, including our real property.
As of December 31, 2012, we used the availability under the revolving credit facility to issue letters of credit aggregating $5.1 million. We were in compliance with all financial covenants in the Loan Documents and had no borrowings outstanding under the revolving credit facility as of December 31, 2012.
For more information about the Loan Documents, see Note 11, “Credit Facilities,” to our annual consolidated financial statements, which are included elsewhere in this report.

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
During 2012, we repurchased 0.1 million shares of our common stock from certain senior executives for a cost of $0.6 million. This repurchase was approved by our board of directors. The shares were repurchased at a price equal to the closing price of our common stock on the New York Stock Exchange on the day the repurchase was approved by our board of directors. No shares were sold into the market in connection with this share repurchase.
Title IV funding
Our institutions derive the substantial majority of their respective revenues from various federal student financial assistance programs under Title IV of the Higher Education Act of 1965, as amended. In the years ended December 31, 2012, 2011 and 2010, Ashford University derived 86.4%, 86.8% and 85.0%, respectively, and the University of the Rockies derived 87.3%, 85.0% and 85.9%, respectively, of their respective revenues (calculated on a cash basis in accordance with applicable statutory provisions and Department regulations) from Title IV funds. Our institutions are subject to significant regulatory scrutiny on the basis of numerous standards that the institutions must satisfy in order to participate in Title IV programs. For more information regarding Title IV programs and the regulation thereof, see “Regulation” in Part I, Item 1 of this report. The balance of revenues derived by our institutions is from government tuition assistance programs for military personnel, including veterans, cash pay and corporate reimbursement, private loans and internal loan programs. For more information regarding these student financing options, see “Business-Student Financing” in Part I, Item 1 of this report.
If we were ineligible to receive Title IV funding, our liquidity would be significantly impacted. The timing of disbursements under Title IV programs is based on federal regulations and our ability to successfully and timely arrange financial aid for our institutions' students. Title IV funds are generally provided in multiple disbursements before we earn a significant portion of tuition and fees and incur related expenses over the period of instruction. Students must apply for new loans and grants each academic year. These factors, together with the timing of our institutions' students beginning their programs, affect our operating cash flow.
Financial responsibility
For the fiscal year ended December 31, 2011, both Ashford University and University of the Rockies calculated a composite score of 3.0, in each case satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs.
Based on our calculations, we expect the composite scores for Ashford University and University of the Rockies both to remain at 3.0 for the year ended December 31, 2012. However, this is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2012. For more information, see “Regulation-Department Regulation of Title IV Programs-Financial responsibility” in Part I, Item 1 of this report.
Internal loan program
We have implemented programs at both of our institutions in which the institution provides direct loans to students. For University of the Rockies, the total number of students who received these loans during 2012, 2011 and 2010, was 197, 221 and 179, respectively. The total amount of financing provided during 2012, 2011 and 2010, was $2.7 million, $3.1 million and $2.6 million, respectively.
Ashford University implemented such a program in 2011, the total number of students who received these loans during 2012 and 2011 was 590 and 445, respectively. The total amount of financing provided during 2012 and 2011 was $6.9 million and $5.8 million, respectively.

Operating activities
Net cash provided by operating activities was $143.2 million, $220.8 million and $189.9 million for 2012, 2011 and 2010, respectively. The decrease of $77.6 million in 2012 was primarily related to the decrease of $44.8 million in net income between periods, as well as to an increase in the growth of accounts receivable of $20.8 million and a decrease in the growth of deferred revenue and student deposits of $22.3 million between periods. We expect to continue to generate cash from our operating activities for the foreseeable future.
Investing activities
Net cash used in investing activities was $23.0 million, $208.0 million and $94.5 million for 2012, 2011 and 2010, respectively. Our cash used in investing activities is primarily related to the purchases of property and equipment and leasehold improvements and net purchases of investments. Capital expenditures were $25.3 million, $34.5 million and $26.6 million for 2012, 2011 and 2010, respectively. For the year ending December 31, 2013, we expect capital expenditures to be approximately $25.0 million.
During 2012, we purchased $179.4 million of investments and there were sales and maturities of $186.9 million. This is compared to purchases of $337.1 million and maturities of $167.0 million in 2011, and purchases of $111.7 million and maturities of $45.0 million in 2010. The decrease in 2012 of our net purchases of investments compared to the 2011 was due primarily to the lower interest rates available in the market.
Financing activities
Net cash provided by financing activities was $1.9 million for 2012, compared to net cash used in financing activities of $67.4 million and $32.5 million for 2011 and 2010, respectively. During 2012, net cash provided by financing activities primarily reflects the cash provided by option exercises, net of any tax withholdings related to net issuance of stock options, as well as the cash provided by the tax benefit of the option exercises. During 2011, net cash used in financing activities was primarily related to our repurchase of approximately 4.2 million shares of common stock at a weighted average cost of $21.84 per share, for a total of $92.8 million. The cash used in the repurchase of common stock in 2011 was partially offset by $24.0 million of cash provided by stock option exercises and the tax benefit from those exercises.
We may utilize commercial financing and lines of credit for the purpose of expansion of our online business infrastructure and to expand and improve our ground campuses in Clinton, Iowa, and Colorado Springs, Colorado. Based on our current level of operations, we believe that our cash flow from operations, existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
Significant Cash and Contractual Obligations
The following table sets forth, as of December 31, 2012, certain significant cash and contractual obligations that will affect our future liquidity.

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
	(In thousands)
Operating lease obligations	$265,574	$35,495	$36,962	$37,226	$38,205	$38,295	$79,391
Other contractual obligations	27,359	13,302	10,707	2,827	523	—	—
Uncertain tax positions	9,345	—	9,345	—	—	—	—
Total	$302,278	$48,797	$57,014	$40,053	$38,728	$38,295	$79,391
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of December 31, 2012, our total available surety bond facility was $12.0 million and the surety had issued bonds totaling $8.6 million on our behalf under such facility.

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
None.
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
Interest rate risk
To the extent we borrow funds under our lines of credit with Comerica, we would be subject to fluctuations in interest rates. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” As of December 31, 2012, we had no borrowings under the line of credit with Comerica.
Our future investment income may fall short of expectations due to changes in interest rates. At December 31, 2012, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned from cash, cash equivalents or investments.

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BRIDGEPOINT EDUCATION, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Bridgepoint Education, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Bridgepoint Education, Inc. and its subsidiaries (“the Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Los Angeles, California
March 12, 2013

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

BRIDGEPOINT EDUCATION, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$255,965	$133,921
Restricted cash	—	25
Investments	136,967	153,779
Accounts receivable, net	75,177	62,156
Deferred income taxes	8,228	5,429
Prepaid expenses and other current assets	19,810	17,199
Total current assets	496,147	372,509
Property and equipment, net	95,966	89,667
Investments	121,738	119,507
Student loans receivable, net	15,143	9,255
Goodwill and intangibles, net	10,739	7,037
Deferred income taxes	13,266	11,200
Other long-term assets	2,330	4,461
Total assets	$755,329	$613,636
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,588	$8,961
Accrued liabilities	44,640	40,205
Deferred revenue and student deposits	175,057	185,446
Total current liabilities	224,285	234,612
Rent liability	25,173	16,595
Other long-term liabilities	9,759	8,781
Total liabilities	259,217	259,988
Commitments and contingencies (see Note 20)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both December 31, 2012, and December 31, 2011	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 61,406 issued and 54,099 outstanding at December 31, 2012; 58,981 issued and 51,731 outstanding at December 31, 2011	614	590
Additional paid-in capital	151,709	137,447
Retained earnings	479,140	351,177
Accumulated other comprehensive gain (loss)	222	(595)
Treasury stock, 7,307 shares at cost at December 31, 2012, and 7,250 shares at cost at December 31, 2011	(135,573)	(134,971)
Total stockholders' equity	496,112	353,648
Total liabilities and stockholders' equity	$755,329	$613,636
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue	$968,171	$933,349	$713,233
Costs and expenses:
Instructional costs and services	355,273	303,860	218,597
Admissions advisory and marketing	339,209	297,619	231,959
General and administrative	70,975	58,123	46,256
Total costs and expenses	765,457	659,602	496,812
Operating income	202,714	273,747	216,421
Other income, net	3,370	2,768	1,358
Income before income taxes	206,084	276,515	217,779
Income tax expense	78,121	103,751	90,199
Net income	$127,963	$172,764	$127,580
Earnings per common share:
Basic	$2.42	$3.30	$2.37
Diluted	2.29	3.02	2.14
Weighted average number of common shares outstanding used in computing earnings per common share:
Basic	52,947	52,291	53,724
Diluted	55,946	57,133	59,631
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$127,963	$172,764	$127,580
Other comprehensive gain (loss), net of tax:
Unrealized gains (losses) on investments	817	(595)	—
Comprehensive income	$128,780	$172,169	$127,580
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain/(Loss)	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2009	54,266	$543	$83,233	$50,833	$—	$—	$134,609
Stock-based compensation	—	—	7,939	—	—	—	7,939
Exercise of stock options	1,181	11	1,029	—	—	—	1,040
Excess tax benefit of option exercises	—	—	6,966	—	—	—	6,966
Stock issued under employee stock purchase plan	77	1	1,106	—	—	—	1,107
Exercise of warrants	277	3	1,190	—	—	—	1,193
Repurchase of common stock	—	—	—	—	—	(42,193)	(42,193)
Net Income	—	—	—	127,580	—	—	127,580
Balance at December 31, 2010	55,801	558	101,463	178,413	—	(42,193)	238,241
Stock-based compensation	—	—	10,595	—	—	—	10,595
Exercise of stock options	3,070	31	4,858	—	—	—	4,889
Excess tax benefit of option exercises	—	—	19,096	—	—	—	19,096
Stock issued under employee stock purchase plan	67	1	1,329	—	—	—	1,330
Exercise of warrants	43	—	106	—	—	—	106
Repurchase of common stock	—	—	—	—	—	(92,778)	(92,778)
Net income	—	—	—	172,764	—	—	172,764
Unrealized losses on investments, net of tax	—	—	—	—	(595)	—	(595)
Balance at December 31, 2011	58,981	590	137,447	351,177	(595)	(134,971)	353,648
Stock-based compensation	—	—	13,729	—	—	—	13,729
Exercise of stock options	2,212	22	2,235	—	—	—	2,257
Tax withholdings related to net issuance of stock options	—	—	(10,418)	—	—	—	(10,418)
Excess tax benefit of option exercises	—	—	8,145	—	—	—	8,145
Stock issued under employee stock purchase plan	99	1	1,339	—	—	—	1,340
Stock issued under restricted stock plan	33	—	(313)	—	—	—	(313)
Exercise of warrants	81	1	489	—	—	—	490
Tax withholdings related to net issuance of warrants	—	—	(944)	—	—	—	(944)
Repurchase of common stock	—	—	—	—	—	(602)	(602)
Net income	—	—	—	127,963	—	—	127,963
Unrealized gains on investments, net of tax	—	—	—	—	817	—	817
Balance at December 31, 2012	61,406	$614	$151,709	$479,140	$222	$(135,573)	$496,112
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$127,963	$172,764	$127,580
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	66,446	58,511	39,631
Depreciation and amortization	17,424	12,743	8,565
Amortization of premium/discount	6,805	3,969	663
Deferred income taxes	(7,264)	6,606	(5,366)
Stock-based compensation	13,729	10,595	7,939
Excess tax benefit of option exercises	(10,058)	(19,096)	(6,966)
Loss on disposal of fixed assets	1,153	13	73
Changes in operating assets and liabilities:
Accounts receivable	(81,577)	(60,817)	(54,101)
Prepaid expenses and other current assets	(1,056)	(2,104)	(2,665)
Student loans receivable	(3,778)	(7,947)	(2,444)
Other long-term assets	2,131	253	(1,964)
Accounts payable and accrued liabilities	12,100	27,509	18,530
Deferred revenue and student deposits	(10,389)	11,870	51,824
Other liabilities	8,772	5,882	4,038
Uncertain tax position	784	57	4,612
Net cash provided by operating activities	143,185	220,808	189,949
Cash flows from investing activities
Capital expenditures	(25,296)	(34,492)	(26,568)
Purchases of investments	(179,387)	(337,084)	(111,690)
Restricted cash	25	—	—
Capitalized curriculum development costs	(5,262)	(3,521)	(1,214)
Sales and maturities of investments	186,911	167,049	45,000
Net cash used in investing activities	(23,009)	(208,048)	(94,472)
Cash flows from financing activities
Proceeds from exercise of stock options	2,257	4,889	1,040
Tax withholdings related to net issuance of stock options	(10,418)	—	—
Excess tax benefit of option exercises	10,058	19,096	6,966
Proceeds from the issuance of stock under employee stock purchase plan	1,340	1,330	1,107
Proceeds from the exercise of warrants	490	106	1,193
Tax withholdings related to net issuance of warrants	(944)	—	—
Issuance of restricted stock	(313)	—	—
Payments on leases payable	—	—	(634)
Repurchase of common stock	(602)	(92,778)	(42,193)
Net cash provided by (used in) financing activities	1,868	(67,357)	(32,521)
Net increase (decrease) in cash and cash equivalents	122,044	(54,597)	62,956
Cash and cash equivalents at beginning of period	133,921	188,518	125,562
Cash and cash equivalents at end of period	$255,965	$133,921	$188,518

Supplemental disclosure of cash flow information
Cash paid for interest	$130	$56	$57
Cash paid for income taxes	$65,075	$76,731	$88,883

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$509	$2,489	$1,707
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements

1. Nature of Business
Bridgepoint Education, Inc. (together with its subsidiaries, the “Company”), incorporated in 1999, is a provider of postsecondary education services. Its wholly-owned subsidiaries, Ashford University and the University of the Rockies, are regionally accredited academic institutions that offer associate's, bachelor's, master's and doctoral programs online, as well as at their traditional campuses located in Clinton, Iowa, and Colorado Springs, Colorado.
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
Cash and Cash Equivalents
Cash and cash equivalents is comprised of cash and other short-term highly liquid investments that are readily convertible into known amounts of cash. The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.
Restricted Cash
The Company had $25,000 in restricted cash as of December 31, 2011, related to a certificate of deposit pledged to the state of Washington for state licensure requirements. This requirement was lifted in the current year and as of December 31, 2012, the company had no restricted cash.
Investments
As of December 31, 2012, the Company held short and long-term investments which consisted of demand notes, corporate notes and bonds and certificates of deposit. The Company's investments are denominated in U.S. dollars, investment grade and readily marketable. The Company considers as current assets those investments which will mature or are likely to be sold in less than one year.
The Company has classified its investments as either available-for-sale or held-to-maturity. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of comprehensive income and stockholders’ equity. Held-to-maturity securities are carried at amortized cost. Amortization of premiums, accretion of discounts, interest and realized gains and losses are included in other income, net.
The Company regularly monitors and evaluates the realizable value of its investments. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company would record a charge to other income, net in the consolidated statement of income.
Fair Value Measurements
The Company uses the three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either observable directly or indirectly, through market corroboration, for substantially the full term of the financial instrument; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company's Level 2 investments are valued using readily

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

available pricing sources which utilize market observable inputs, including the current interest rate for similar types of instruments. During the years ended December 31, 2012 and 2011, there were no transfers in or out of any fair value level of measurement.
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
Accounts receivable are stated at the amount management expects to collect from outstanding balances. For accounts receivable, an allowance for doubtful accounts is estimated by management based on (i) an assessment of individual accounts and student loans receivable over a specific aging and amount (and all other balances on a pooled basis based on historical collection experience), (ii) consideration of the nature of the receivable accounts and (iii) potential changes in the economic environment. The provision for bad debts is recorded within the instructional costs and services line in the consolidated statements of income.
Student Loans Receivable and Loan Loss Reserves
Student loans receivable consist of loans to qualified students and have a repayment period of 10 years from the date of graduation or withdrawal from the Company's institutions. The interest rate charged on student loans is a fixed rate of either 4.5% or 0.0% depending upon the repayment plan selected. If the student selects the rate of 0.0%, the student must pay $50 per month on the loan while enrolled in school and during the six month grace period (after graduation or withdrawal) before the repayment period begins. On the student loans that have below market interest rates, the Company imputes interest using the rate that would be used in a market transaction with similar terms. Interest income on student loans is recognized using the effective interest method and is recorded within other income in the consolidated statements of income. Revenue recognized related to students loans was immaterial during the years ended December 31, 2012, 2011 and 2010.
Student loans receivable are stated at the amount management expects to collect from outstanding balances. The Company determines whether a loan would be impaired if it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the individual loan agreement. This assessment is based on an analysis of several factors including current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including loan performance. For impaired loans, the Company would establish a specific loan loss reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. The loan loss reserve is maintained at a level deemed adequate by management based on a periodic analysis of the individual loans.
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
The Company adopted accounting guidance which simplifies how an entity tests goodwill for impairment. The Company first assesses qualitative factors, such as deterioration in general economic conditions or negative company financial performance, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company's assessment of goodwill during the fourth quarter of fiscal 2012 indicated that there were no significant negative qualitative indicators, and therefore, goodwill was not impaired. There have been no impairment losses recognized by the Company for any periods presented. If negative qualitative indicators had been noted above, the Company would then need to assess the fair value of its reporting units to determine whether they were in excess of the carrying values.
To evaluate the impairment of the indefinite-lived intangible assets, the Company assessed the fair value of the assets to determine whether they were in excess of the carrying values. Determining the fair value of indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions are inherently uncertain, and can include such items as growth rates used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, as well as determination of appropriate market comparables. The Company's assessment of indefinite-lived intangible assets during the fourth quarter of fiscal 2012 did not result in any impairment. There have been no impairment losses recognized by the Company for any periods presented.
The Company also has definite-lived intangible assets, which primarily consist of capitalized curriculum development costs. The definite-lived intangible assets are recognized at cost less accumulated amortization. Amortization is computed using the straight-line method based on estimated useful lives of the related assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Impairment of Long-Lived Assets
The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds fair value and is recorded as a reduction in the carrying value of the related asset and an expense to operating results. There have been no triggering events that would indicate impairment, and as such, no impairment losses recognized by the Company for any periods presented.
Revenue and Deferred Revenue
The Company's revenue consists of tuition, technology fees, course digital materials and other miscellaneous fees. Tuition revenue is deferred and recognized on a straight-line basis over the applicable period of instruction net of scholarships and expected refunds, with the exception of an online student's first course, per degree level, at Ashford University. Effective in the

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

fourth quarter of 2012, an online student's first course per degree level at Ashford University falls under a three-week conditional admission period in which the revenue is deferred until the student matriculates into the course.
The Company's institutions' online students generally enroll in a program that encompasses a series of five to six-week courses which are taken consecutively over the length of the program. With the exception of those students under conditional admission, the online students are billed on a payment period basis on the first day of class. The Company's institutions' campus-based students enroll in a program that encompasses a series of nine-week or 16-week courses. Campus-based students are billed at the beginning of each term.
If a student's attendance in a class precedes the receipt of cash from the student's source of funding, the Company establishes an account receivable and corresponding deferred revenue in the amount of the tuition due for that payment period. Cash received either directly from the student or from the student's source of funding reduces the balance of accounts receivable due from the student. Financial aid from sources such as the federal government's Title IV programs pertains to the online student's award year and is generally divided into two disbursement periods. As such, each disbursement period may contain funding for up to four courses. Financial aid disbursements are typically received during the online student's attendance in the first or second course. Since the majority of disbursements cover more courses than for which a student is currently enrolled, the amount received in excess effectively represents a prepayment from the online student for up to four courses. At the end of each accounting period, the deferred revenue and student deposits and related account receivable balances are reduced to present amounts attributable to the current course.
For those students under conditional admission, the student is not obligated for payment until after their conditional admission period has lapsed, so there is no required refund. For all subsequent courses, the Company records a provision for expected refunds and reduces revenue for the amount that is expected to be subsequently refunded. Provisions for expected refunds have not been material to any period presented. If a student withdraws from a program prior to a specified date, a portion of such student's tuition is refunded.
The company recognized technology fees, which are one-time start up fees charged to each new online student, other than military, scholarship students or certain corporate reimbursement students. Technology fee revenue is recognized ratably over the average expected enrollment of a student. Ashford University has determined that, effective January 1, 2013, the institution will eliminate the one-time technology fee it currently charges students and replace it with a per course charge. Other miscellaneous fees include fees for course content and textbooks and other services, such as commencements, and are recognized upon delivery of the goods or when the related service is performed.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
Instructional Costs and Services
Instructional costs and services consist primarily of costs related to the administration and delivery of the Company's educational programs. This expense category includes compensation for campus-based faculty and administrative personnel, costs associated with online faculty, curriculum and new program development costs, financial aid processing costs, technology license costs, bad debt expense and costs associated with other support groups that provide services directly to the students. Instructional costs and services also include an allocation of information technology, facility and depreciation costs.
Admissions Advisory and Marketing
Admissions advisory and marketing costs include compensation of personnel engaged in marketing and recruitment, as well as costs associated with purchasing leads and producing marketing materials. Such costs are generally affected by the cost of advertising media and leads, the efficiency of the Company's marketing and recruiting efforts, compensation for the Company's enrollment personnel and expenditures on advertising initiatives for new and existing academic programs. Admissions advisory and marketing costs also include an allocation of information technology, facility and depreciation costs.
Advertising costs, a subset of admissions advisory and marketing costs, consists primarily of marketing leads and other branding and promotional activities. These advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. Advertising costs were $103.7 million, $84.0 million and $63.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
General and Administrative
General and administrative expenses include compensation of employees engaged in corporate management, finance, human resources, compliance and other corporate functions. General and administrative expenses also include professional services fees, travel and entertainment expenses and an allocation of information technology, facility and depreciation costs.
Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income available to common stockholders by the sum of (i) the weighted average number of common shares outstanding during the period and (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of the stock options and warrants and upon the settlement of restricted stock units.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
Comprehensive Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. For the year ended December 31, 2012, such items consisted of unrealized gains and losses on investments.
The following table summarizes the components of other comprehensive gain (loss) and the related tax effects for the year ended December 31, 2012 and 2011. There were no items of comprehensive income for the year ended December 31, 2010.

	December 31, 2012
(in thousands)	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
Unrealized gains on investments	$1,300	$(483)	$817

	December 31, 2011
(in thousands)	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
Unrealized losses on investments	$(946)	$351	$(595)
Recently Adopted Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which amends Accounting Standards Codification Topic 820, Fair Value Measurement. The amended guidance changes the wording used to describe many requirements under GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The Company adopted ASU 2011-04, effective January 1, 2012, and such adoption did not have a material effect on the Company's financial statements.
In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, which amends Accounting Standards Codification Topic 350, Testing Indefinite-Lived Intangible Assets for Impairment. The amended standard reduces the cost and complexity of testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing companies to perform a qualitative assessment to determine whether further impairment testing is necessary, similar in approach to the goodwill impairment test. The guidance provided in ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted ASU 2012-02, effective January 1, 2013, and we do not believe that such adoption will have a material effect on our consolidated financial statements.
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends Accounting Standards Codification Topic 220, Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of AOCI by component in a single note or on the face of the financial statements. The guidance provided in ASU 2013-02 is effective for interim and annual reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02, effective January 1, 2013, and we do not believe that such adoption will have a material effect on our consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

3. Reclassification
Effective in the fourth quarter of 2012, the Company made changes in the presentation of its operating expenses. The Company determined that these changes would better reflect industry practices and would provide more meaningful information as well as increased transparency to its operations. The Company believes that the reclassification better represents the operational changes and the business initiatives that have been implemented. The Company has reclassified prior periods to conform to the new presentation.
The following table depicts the Company's operating expenses as previously reported as well as currently reclassified on its consolidated statements of income for each of the fiscal years ended December 31, 2011 and 2010 (in thousands):

	December 31, 2011		December 31, 2010
	As Reported	As Reclassified	As Reported	As Reclassified
Instructional costs and services	$259,138	$303,860	$187,399	$218,597
Admissions advisory and marketing	267,354	297,619	211,550	231,959
General and administrative	133,110	58,123	97,863	46,256
Total costs	$659,602	$659,602	$496,812	$496,812
These reclassifications had no effect on previously reported total operating expenses or retained earnings.
4. Investments
The following table summarizes the fair value information of short and long-term investments as of December 31, 2012 and 2011, respectively (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$415	$—	$415
Corporate notes and bonds	—	148,801	—	148,801
Total	$—	$149,216	$—	$149,216

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$28,700	$—	$28,700
Corporate notes and bonds	—	165,097	—	165,097
Total	$—	$193,797	$—	$193,797
The above tables do not include amounts related to investments classified as other investments, such as certificates of deposit, which are carried at amortized cost. The amortized cost of such investments approximated fair value at each balance sheet date. The assumptions used in these fair value estimates are considered as other observable inputs and are therefore categorized as Level 2 measurements under the accounting guidance. The balances of such other investments were $109.5 million and $79.5 million as of December 31, 2012, and December 31, 2011, respectively. The balances of total short-term and long-term investments combined were $258.7 million and $273.3 million, as of December 31, 2012, and December 31, 2011, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The following table summarizes the differences between amortized cost and fair value of short and long-term investments as of December 31, 2012 and 2011, respectively (in thousands):

	December 31, 2012
			Gross unrealized
	Maturities in Years	Amortized Cost	Gain	Loss	Fair Value
Short-term
Demand notes	1 year or less	$415	$—	$—	$415
Corporate notes and bonds	1 year or less	126,806	282	(25)	127,063
Long-term
Corporate notes and bonds	3 years or less	21,641	117	(20)	21,738
Total		$148,862	$399	$(45)	$149,216

	December 31, 2011
			Gross unrealized
	Maturities in Years	Amortized Cost	Gain	Loss	Fair Value
Short-term
Demand notes	1 year or less	$28,700	$—	$—	$28,700
Corporate notes and bonds	1 year or less	125,868	12	(801)	125,079
Long-term
Corporate notes and bonds	3 years or less	40,174	38	(194)	40,018
Total		$194,742	$50	$(995)	$193,797
As of December 31, 2012, six of the Company's investments have been in an unrealized loss position for less than 12 months. There are no investments that were in an unrealized loss position for greater than 12 months. There was no impairment considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis. The Company accumulates unrealized gains and losses on the available-for-sale debt securities, net of tax, in accumulated other comprehensive gain (loss) in the stockholders’ equity section of the Company's balance sheets. As of December 31, 2011, twenty-four of the Company's investments were in an unrealized loss position for less than 12 months. There were no investments that were in an unrealized loss position for greater than 12 months.
5. Receivables
Accounts receivable, net, consist of the following (in thousands):

	As of December 31,
	2012	2011
Accounts receivable	$114,635	$97,783
Less allowance for doubtful accounts	39,458	35,627
Accounts receivable, net	$75,177	$62,156

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Student loans receivable, net, consist of the following (in thousands):

	As of December 31,
	2012	2011
Student loans receivable	$17,450	$11,593
Less allowance for doubtful accounts	2,307	2,338
Student loans receivable, net	$15,143	$9,255
As of December 31, 2012 and 2011, there was an immaterial amount of current student loans receivable included within accounts receivable. Student loans receivable is presented net of any related discount, and the balances approximated fair value at each balance sheet date. The Company estimated the fair value of the student loans receivable by discounting the future cash flows using current rates for similar arrangements. The assumptions used in this estimate are considered unobservable inputs and are therefore categorized as Level 3 measurements under the accounting guidance.
The following table presents the changes in the allowance for doubtful accounts for both accounts receivable and student loans receivable for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the year ended December 31, 2012	$35,627	$66,331	$(62,500)	$39,458
For the year ended December 31, 2011	28,090	57,077	(49,540)	35,627
For the year ended December 31, 2010	16,171	38,918	(26,999)	28,090

Allowance for doubtful student loans receivable:
For the year ended December 31, 2012	$2,338	$115	$(146)	$2,307
For the year ended December 31, 2011	904	1,434	—	2,338
For the year ended December 31, 2010	191	713	—	904

(1)	Deductions represent accounts written off, net of recoveries.
The Company monitors the credit quality of its student loans receivable using credit scores, aging history and delinquency trending. The loan reserve methodology is reviewed on a quarterly basis. Delinquency is the main factor of determining if a loan is impaired. If a loan were determined to be impaired, interest would no longer accrue. As of as December 31, 2012, no loans have been impaired, and certain loans had been placed on non-accrual status, representing an immaterial amount.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2012	2011
Prepaid expenses	$9,367	$5,588
Prepaid licenses	5,864	4,583
Prepaid income taxes	—	2,874
Prepaid insurance	1,134	1,206
Interest receivable	2,221	1,876
Other current assets	1,224	1,072
Total prepaid expenses and other current assets	$19,810	$17,199
7. Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	As of December 31,
	2012	2011
Land	$7,091	$7,091
Buildings	25,430	18,947
Furniture, office equipment and software	85,709	74,793
Leasehold improvements	23,756	19,051
Vehicles	147	92
Total property and equipment	142,133	119,974
Less accumulated depreciation and amortization	(46,167)	(30,307)
Total property and equipment, net	$95,966	$89,667
Depreciation and amortization expense associated with property and equipment, including assets under capital lease, totaled $15.9 million, $12.1 million and $8.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
8. Goodwill and Intangibles, Net
Goodwill and intangibles, net, consist of the following (in thousands):

	As of December 31,
	2012	2011
Goodwill and indefinite-lived intangibles	$3,424	$3,404

Definite-lived intangible assets	$9,978	$4,735
Less accumulated amortization	(2,663)	(1,102)
Definite-lived intangible assets, net	7,315	3,633

Total goodwill and intangibles, net	$10,739	$7,037

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

For the years ended December 31, 2012, 2011, and 2010, amortization expense was $1.6 million, $0.6 million, and $0.3 million respectively. The Company estimates that amortization expense will be approximately $5.3 million over the three succeeding fiscal years.
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2012	2011
Accrued salaries and wages	$11,585	$13,107
Accrued bonus	1,603	3,067
Accrued vacation	8,993	7,492
Accrued expenses	15,924	16,539
Accrued income taxes payable	6,535	—
Total accrued liabilities	$44,640	$40,205
10. Deferred Revenue and Student Deposits
Deferred revenue and student deposits consist of the following (in thousands):

	As of December 31,
	2012	2011
Deferred revenue	$44,967	$48,831
Student deposits	130,090	136,615
Total deferred revenue and student deposits	$175,057	$185,446
11. Credit Facilities
January 2010 Credit Facility
Through April 12, 2012, the Company maintained a $50 million revolving line of credit with Comerica Bank (“Comerica”) pursuant to a Credit Agreement, Revolving Credit Note and Security Agreement (collectively, the “Prior Loan Documents”). Under the Prior Loan Documents, Comerica agreed to make loans to the Company and issue letters of credit on the Company's behalf, subject to the related terms and conditions. Amounts subject to letters of credit issued under the Prior Loan Documents were treated as limitations on available borrowings under the line of credit. Interest would accrue on amounts outstanding under the line of credit, and was to be paid monthly. Principal was to be paid on the maturity date of the line of credit. As security for the performance of the Company's obligations under the Prior Loan Documents, the Company granted Comerica a first priority security interest in substantially all of the Company's assets, including its real property.
April 2012 Credit Facility
On April 13, 2012, the Company entered into a $50 million revolving line of credit (“New Facility”) pursuant to an Amended and Restated Revolving Credit Agreement (“Revolving Credit Agreement”) with the lenders signatory thereto and Comerica, as administrative agent for the lenders. The Revolving Credit Agreement amended, restated and superseded the Prior Loan Documents. At the Company's option, the Company may increase the size of the New Facility up to $100 million (in certain minimum increments), subject to the terms and conditions of the Revolving Credit Agreement. Additionally, the Company may request swing-line advances under the New Facility up to $3 million in the aggregate.
Under the Revolving Credit Agreement and the documents executed in connection therewith (collectively, the “New Facility Loan Documents”), the lenders have agreed to make loans to the Company and issue letters of credit on the Company's behalf, subject to the terms and conditions of the New Facility Loan Documents. The New Facility has a term of three years

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

and matures on April 13, 2015. Interest and fees accruing under the New Facility are payable quarterly in arrears and principal is payable at maturity. The Company may terminate the New Facility upon five days notice, without premium or penalty, other than customary breakage fees.
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
The New Facility Loan Documents contain other customary affirmative, negative and financial maintenance covenants, representations and warranties, events of default, and remedies upon an event of default, including the acceleration of debt and the right to foreclose on the collateral securing the New Facility. The Company was in compliance with all financial covenants in the Loan Documents as of December 31, 2012 and 2011.
As security for the performance of the Company's obligations under the New Facility Loan Documents, the Company granted the lenders a first priority security interest in substantially all of the Company's assets, including its real property.
As of December 31, 2012, and up through the date of filing, the Company had no borrowings outstanding under the line of credit. As of December 31, 2012, the Company used the availability under the line of credit to issue letters of credit aggregating $5.1 million.
Surety Bond Facility
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. As of December 31, 2012, the Company's total available surety bond facility was $12.0 million and the surety had issued bonds under the facility totaling $8.6 million on the Company's behalf.
12. Lease Obligations
Operating leases
The Company leases certain office facilities and office equipment under non-cancelable lease arrangements that expire at various dates through 2023. The office leases contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $36.8 million, $31.7 million and $27.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The following table summarizes the future minimum rental payments under non-cancelable operating lease arrangements in effect at December 31, 2012 (in thousands):

Year Ended December 31,
2013	$35,495
2014	36,962
2015	37,226
2016	38,205
2017	38,295
Thereafter	79,391
Total minimum payments	$265,574
13. Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.
Diluted earnings per common share is calculated by dividing net income available to common stockholders by the sum of (i) the weighted average number of common shares outstanding for the period and (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive. Potentially dilutive securities for the periods presented may include incremental shares of common stock issuable upon the exercise of options and warrants and upon the settlement of restricted stock units.
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income	$127,963	$172,764	$127,580
Denominator:
Weighted average number of common shares outstanding	52,947	52,291	53,724
Effect of dilutive options and restricted stock units	2,762	4,572	5,581
Effect of dilutive warrants	237	270	326
Diluted weighted average number of common shares outstanding	55,946	57,133	59,631
Earnings per common share:
Basic earnings per common share	$2.42	$3.30	$2.37
Diluted earnings per common share	2.29	3.02	2.14
For the periods indicated, the computation of dilutive common shares outstanding excludes certain stock options to purchase shares of common stock for the periods indicated because their effect was anti-dilutive.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Options	2,524	1,332	548

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

14. Stock-Based Compensation
Stock Options
The Company grants stock options from its 2009 Stock Incentive Plan (“2009 Plan”). The compensation committee of the Company's board of directors, or the full board of directors, determines eligibility, vesting schedules and exercise prices for awards granted under the 2009 Plan. Options granted under the 2009 Plan typically have a maximum contractual term of 10 years, subject to continuing service to the Company. Options are generally granted with a four-year vesting requirement, under which the option holder must continue providing service to the Company at each vesting period. All options granted in 2012, 2011 and 2010, were awarded pursuant to the 2009 Plan. Under the 2009 Plan, the number of authorized shares is subject to automatic increase, without the need for further approval by the Company's board of directors and stockholders each January 1, through and including January 1, 2019, pursuant to a formula contained in the plan.
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
The following table presents a summary of the stock option activity in 2012, 2011 and 2010 (in thousands, except for exercise prices and contractual terms):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
December 31, 2009	10,573	$3.06	6.84	$126,590
Granted	1,051	19.25
Exercised	(1,181)	0.88
Forfeitures and expired	(248)	12.20
December 31, 2010	10,195	4.76	5.47	147,545
Granted	1,294	17.41
Exercised	(3,070)	1.59
Forfeitures and expired	(139)	17.65
December 31, 2011	8,280	7.70	5.90	127,308
Granted	1,595	22.59
Exercised	(3,128)	0.72
Forfeitures and expired	(335)	19.79
December 31, 2012	6,412	$14.17	7.21	$9,010
Vested and expected to vest at December 31, 2012	6,283	$14.04	7.18	$9,002
Exercisable at December 31, 2012	3,709	$10.12	6.22	$8,897
The Company has reserved 8.6 million shares of common stock for issuance upon the exercise of stock options and settlement of restricted stock units (“RSUs”) (including outstanding stock awards) under the Company's equity incentive plans as of December 31, 2012. Shares issued from option exercises and settlements of RSUs are drawn from the authorized but unissued shares of common stock. During the year ended December 31, 2012, there were 3.1 million stock options exercised with an intrinsic value of $45.2 million. The actual tax benefit realized from these exercises was $10.1 million. The Company also recognized a tax benefit shortfall of $1.9 million related to stock options exercised and restricted stock vesting at values lower than the related compensation expense, and stock options that expired unexercised during the year. During the year ended

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

December 31, 2011, there were 3.1 million stock options exercised, with an intrinsic value of $58.4 million. The actual tax benefit realized from these exercises was $19.1 million. During the year ended December 31, 2010, there were 1.2 million stock options exercised, with an intrinsic value of $18.2 million. The actual tax benefit realized from these exercises was $7.1 million.
During the year ended December 31, 2012 and 2011, approximately 53,000 and 6,000 stock options expired.
The fair value of each option award granted during the years ended December 31, 2012, 2011 and 2010, was estimated on the date of grant using the Black-Scholes option pricing model. The Company's determination of the fair value of share-based awards is affected by the Company's common stock price as well as assumptions regarding a number of complex and subjective variables. Below is a summary of the assumptions used for the options granted in the years indicated:

	2012	2011	2010
Weighted average exercise price per share	$22.59	$17.41	$19.25
Risk-free interest rate	1.2%	2.5%	2.3%
Expected dividend yield	—	—	—
Expected volatility	54.6%	52.7%	45.7%
Expected life (in years)	5.67	6.12	6.16
Forfeiture rate	4.0%	4.0%	3.0%
Weighted average grant date fair value per share	$11.26	$9.07	$8.84
The risk-free interest rate is based on the currently available rate on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option converted into a continuously compounded rate. The dividend yield reflects the fact that the Company has never declared or paid any cash dividends on its common stock and does not currently anticipate paying cash dividends in the future. The volatility of the Company's common stock is based upon a blended rate of the Company's historical volatility and that of publicly-traded securities of a peer group of comparable companies in the Company's industry. The peer group volatility supplements the Company's historical volatility in order to calculate a volatility that approximates the expected term used in the Black-Scholes option pricing model. In evaluating comparability, the Company considered factors such as industry, stage of life cycle and size. The Company now has enough historical option exercise information to be able to accurately compute an expected term for use as an assumption in the Black-Scholes option pricing model, and as such, its computation of expected term was calculated using its own historical data.
The Company recorded $13.7 million, $10.6 million and $7.9 million of compensation expense related to equity awards, and any modifications thereof, for the years ended December 31, 2012, 2011 and 2010, respectively. The related income tax benefit was $5.1 million, $3.9 million and $3.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012, 2011 and 2010, there was $12.9 million, $10.6 million and $9.6 million, respectively, of unrecognized compensation costs related to unvested options.
The Company records stock-based compensation expense over the vesting term using the graded-vesting method. At December 31, 2012, the unrecognized compensation costs of stock options are expected to be recognized over a weighted average period of 1.2 years.
Restricted Stock Units
In 2011, the Company began granting RSUs under the 2009 Plan. Each RSU represents a future issuance of one share of common stock contingent upon the recipient's continued service to the Company through the vesting date. Upon the vesting date, RSUs are automatically settled for shares of the Company's common stock unless the applicable award agreement provides for delayed settlement. If, prior to the vesting date, the employee's status as a full-time employee is terminated, then the RSU is automatically cancelled on the employment termination date. The fair value of an RSU is calculated based on the market value of the common stock on the grant date and is amortized over the applicable vesting period using the graded-vesting method.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

A summary of the Company’s RSU activity and related information is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2010	—	$—
Awarded	56,855	23.97
Vested	—	—
Canceled	—	—
Balance at December 31, 2011	56,855	23.97
Awarded	362,199	9.72
Vested	(56,855)	23.97
Canceled	—	—
Balance at December 31, 2012	362,199	$9.72
As of December 31, 2012 and 2011, there was $2.6 million and $0.7 million, respectively, of unrecognized compensation costs related to unvested RSUs. The unrecognized compensation costs of RSUs are expected to be recognized over a weighted average period of 1.2 years.
During the year ended December 31, 2012, 56,855 RSU's vested and were released. No RSUs vested during the year ended December 31, 2011. No RSUs were granted prior to 2011.
15. Warrants
The Company has issued warrants to purchase common stock to various employees, consultants, licensors and lenders. Each warrant represents the right to purchase one share of common stock. No warrants were issued during the years ended December 31, 2012, 2011 and 2010. During the years ended December 31, 2012, 2011 and 2010, approximately 174,000, 43,000 and 277,000 warrants to purchase shares of common stock were exercised, respectively. As of December 31, 2012 and 2011, all outstanding warrants were exercisable. The following table summarizes information with respect to all warrants outstanding as of December 31, 2012 and 2011 (in thousands, except exercise prices):

Exercise Price	December 31, 2012	December 31, 2011	Expiration Date
$1.125	41	43	2013
$2.250	55	55	2013
$2.835	—	172	2013
$2.925	19	19	2013
$9.000	3	3	2013
Total	118	292
16. Stock Repurchase Programs
The Company's Board of Directors has authorized us to repurchase outstanding shares of our common stock from time to time in the open market through block trades or otherwise depending on market conditions and other considerations, pursuant to the applicable Securities and Exchange Commission Rules. The Company's policy is to retain these repurchased shares as treasury shares and not to retire them. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

In July 2010, the Company's board of directors authorized the repurchase of up to $60.0 million of the Company's outstanding shares of common stock over the following 12 months (the “2010 Repurchase Program”), and in May 2011, the Company's board of directors authorized the repurchase of up to an additional $75.0 million of the Company's outstanding shares of common stock over the following 12 months (the “2011 Repurchase Program”). Both of these repurchase programs were authorized with the intention of creating additional value for stockholders. Under the repurchase programs, the Company was authorized to purchase shares from time to time in the open market, through block trades or otherwise.
As of December 31, 2011, the Company repurchased a total of 7.3 million shares at a weighted average cost of $18.62, for a total cost of $135.0 million. As of December 31, 2011, the Company substantially completed both of the above authorized repurchase programs.
On April 30, 2012, the Company's board of directors authorized the repurchase of up to an additional $75.0 million of the Company's outstanding shares of common stock over the following 12 months. The repurchase program was authorized with the intention of creating additional value for stockholders. Under the repurchase program, the Company is authorized to purchase shares from time to time in the open market, through block trades or otherwise. No shares have been repurchased to date under this program.
In December 2012, we repurchased 0.1 million shares of our common stock from certain senior executives in the amount of $0.6 million. The repurchase was approved by our board of directors following its approval and recommendation by the compensation committee and the audit committee. The shares were repurchased at a price equal to the closing price of our common stock on the New York Stock Exchange on the day the repurchase was approved by our board of directors. No shares were sold into the market in connection with the share repurchase. The repurchase related to tax withholding requirements on stock options exercised and are not part of the repurchase programs described above.
17. Income Taxes
The Company uses the asset and liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in tax and deductions in future years.
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$77,720	$88,513	$76,649
State	7,665	8,632	18,916
	85,385	97,145	95,565
Deferred:
Federal	(6,800)	6,997	(5,485)
State	(464)	(391)	119
	(7,264)	6,606	(5,366)
Total	$78,121	$103,751	$90,199

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Deferred tax assets and liabilities are comprised of the following (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss	$258	$694
Fixed assets	233	221
Bad debt	4,771	1,853
Vacation accrual	2,815	2,057
Stock-based compensation	13,299	17,175
Deferred rent	9,404	6,151
State tax	2,541	2,678
Bonus accrual	599	492
Unearned interest	731	—
Unrealized loss on investments	—	351
Other	386	234
Total deferred tax assets	35,037	31,906
Valuation allowance	—	—
Net deferred tax assets	35,037	31,906
Deferred tax liabilities:
Fixed assets and intangibles	(13,411)	(15,277)
Unrealized gain on investments	(132)	—
Total deferred tax liabilities	(13,543)	(15,277)
Total net deferred tax assets	$21,494	$16,629
The current year change in net deferred tax assets of $4.9 million is comprised of net deferred expense of $7.3 million recorded through income tax expense, offset by the $1.9 million tax benefit shortfall recorded to additional paid in capital, and the $0.5 million tax effect of unrealized gain on investments recorded through other comprehensive income.
Deferred taxes are reflected in the balance sheet as follows (in thousands):

	As of December 31,
	2012	2011
Current deferred tax assets	$8,228	$5,429
Current deferred tax liabilities	—	—
Noncurrent deferred tax assets	13,266	11,200
Noncurrent deferred tax liabilities	—	—
Total	$21,494	$16,629
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
At December 31, 2012, the Company had federal net operating loss carry forwards of $0.7 million, which are available to offset future taxable income. The federal net operating loss carry forwards will begin to expire in 2022. Pursuant to Internal

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Code Section 382, use of the net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has performed a Section 382 analysis and has determined that there is no material effect on the net operating loss carryforwards.
A reconciliation of the income tax expense computed using the U.S. federal statutory tax rate of 35% and the Company's provision for income taxes follows (in thousands):

	Year Ended December 31,
	2012		2011		2010
Computed expected federal tax expense	$72,129	35.0%	$96,780	35.0%	$76,223	35.0%
State taxes, net of federal benefit	4,871	2.4	5,434	2.0	10,238	4.7
Permanent differences	1,074	0.5	1,601	0.6	335	0.1
Uncertain tax positions	31	—	(192)	(0.1)	3,401	1.6
Other	16	—	128	—	2	—
Income tax expense	$78,121	37.9%	$103,751	37.5%	$90,199	41.4%
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at December 31, 2010	$8,057
Gross increases-tax positions in prior period	—
Gross decreases-tax positions in prior period	82
Gross increases-current period tax positions	95
Settlements	—
Lapse of statute of limitations	—
Unrecognized tax benefits at December 31, 2011	8,070
Gross increases-tax positions in prior period	965
Gross decreases-tax positions in prior period	—
Gross increases-current period tax positions	231
Settlements	—
Lapse of statute of limitations	—
Unrecognized tax benefits at December 31, 2012	$9,266
Included in the amount of unrecognized tax benefits at both December 31, 2012 and 2011 is $6.6 million and $5.8 million, respectively, of tax benefits that, if recognized, would affect the Company's effective tax rate. Also included in the

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

balance of unrecognized tax benefits at both December 31, 2012 and 2011 is $2.7 million and $2.3 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012 and 2011, the Company had approximately $1.7 million and $1.4 million, respectively, of accrued interest, before any tax benefit, related to uncertain tax positions.
The tax years 2002-2012 are open to examination by major taxing jurisdictions to which the Company is subject. The California Franchise Tax Board is auditing the Company's 2008 and 2009 California income tax returns. The Company does not expect any significant adjustments resulting from this audit. It is reasonably possible that the amount of the unrecognized tax benefit will change during the next 12 months, however the Company does not expect the potential change to have a material effect on the results of operations or financial position in the next year.
The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.
18. Regulatory
The Company and its institutions are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (“Higher Education Act”) and the regulations promulgated thereunder by the U.S. Department of Education (“Department”) subject the Company and its institutions to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the Higher Education Act.
To participate in Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is physically located, accredited by an accrediting agency recognized by the Department and certified as eligible by the Department. The Department will certify an institution to participate in Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department on an ongoing basis. As of December 31, 2012, management believes the Company's institutions are in compliance with applicable Department regulations in all material respects.
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
Because the Company operates in a highly regulated industry, it, like other industry participants, may be subject from time to time to audits, investigations, claims of noncompliance or lawsuits by governmental agencies or third parties, which allege statutory violations, regulatory infractions or common law causes of action. Loss of accreditation would denigrate the value of our institutions' educational programs and would cause them to lose their eligibility to participate in Title IV programs, which would have a material adverse effect on enrollment, revenues, financial condition, cash flows and results of operations.
Ashford University and University of the Rockies are both regionally accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”). In September 2010, Ashford University announced that it had initiated the process of seeking accreditation from the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges (“WASC”).
Notification from HLC regarding Jurisdiction over Ashford University.
On June 25, 2012, HLC informed Ashford University that the institution must demonstrate, no later than December 1, 2012, that it has a substantial presence in the 19-state north central region and accordingly is within HLC's jurisdiction under new requirements which became effective on July 1, 2012. Following Ashford University's receipt of this letter, the institution

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

met with representatives of HLC regarding the timing and components of becoming compliant with the commission's jurisdictional requirements in light of the institution's plans to reapply for initial accreditation with WASC.
Subsequent to these discussions, on July 27, 2012, Ashford University received a letter from HLC that stated Ashford University would be required to provide the commission with an implementation plan on or before December 1, 2012, that demonstrates how the institution will comply with the commission's policy on substantial presence in the event that a migration to WASC either will not occur or is significantly delayed. The implementation plan was provided to HLC as requested.
On February 27, 2013, Ashford University received a letter from HLC stating that on February 21, 2013 the university was placed on Notice due to its current non-compliance with HLC's substantial presence policy and concerns regarding its future ability to remain in compliance with certain accreditation criteria, particularly the revised criteria that became effective on January 1, 2013. Specifically, HLC noted that its action in placing the university on Notice was related in part to the alignment of the university mission with its instructional model, governance of the university independent from its corporate parent, sufficiency of faculty, assessment of student learning and use of data to improve graduation and retention rates, and shared governance structures involving faculty and administration. Ashford University remains accredited. In its letter, HLC reported its determination that Ashford University is not currently in compliance with HLC's substantial presence policy and set forth procedures and a timeline for evaluating the university's implementation of its previously reviewed plan with respect to substantial presence in the event Ashford University does not gain accreditation from WASC. If WASC accreditation is not approved, Ashford University will be required to exercise the implementation plan, and the institution must initiate the move of its core operations to the 19-state north central region immediately after the anticipated June 2013 WASC decision.
On or before July 10, 2013, Ashford University must provide a monitoring report to HLC stating whether the university has gained accreditation from WASC. If the university has not by such time been accredited by WASC, the university will also be required to host a focused evaluation no later than October 1, 2013, to evaluate, among other things, whether the university has completed specific steps, following its implementation plan, to establish presence in HLC's region as required pursuant to HLC's jurisdictional requirements. In addition, Ashford University will be required to host a focused evaluation on or before December 15, 2013 to examine retention, graduation and the university's progress in resolving the identified issues. In its letter, HLC states that HLC's Board of Trustees (the "HLC Board") will consider information provided in the monitoring report and in the October 2013 focused evaluation, if it is required, and the December 2013 focused evaluation at its meeting in February 2014 and take action as appropriate. HLC may remove the university from Notice, or in the event the identified concerns, including satisfaction of HLC's jurisdictional requirements, have not been satisfactorily addressed, place the university on probation or take other action, which could include a show-cause order or withdrawal of accreditation.
Denial of Initial Accreditation for Ashford University.
On July 5, 2012, Ashford University received official notice that WASC acted (1) to deny initial accreditation to the institution because it had not yet demonstrated substantial compliance with certain of the WASC Standards for Accreditation and (2) to permit the institution to reapply for accreditation with a single special visit to occur as early as spring 2013. On October 11, 2012, Ashford University reapplied for accreditation. Under WASC rules, the reapplication must demonstrate that Ashford University has satisfactorily addressed the report's conclusions and has come into compliance with the WASC Standards of Accreditation. A site visit by WASC is expected to begin on April 2, 2013, and the Company anticipates the WASC commission's consideration of the institution's reapplication at its June 2013 meeting.
Notification from HLC regarding placement of Ashford University on Notice.
On July 12, 2012, Ashford University received a letter from HLC stating that (1) Ashford University had been placed on special monitoring because of the decision by WASC to deny the institution initial accreditation and also because of certain non-financial data provided by the institution that indicated a need for further commission review (see “Higher Learning Commission Notification regarding Ashford University Non-Financial Indicator Conditions” below), and (2) the institution would be required to provide a report to HLC no later than August 10, 2012 regarding its fulfillment of the commission's Criteria for Accreditation and Core Components, including the Minimum Expectations. Submission of the report would be followed by an advisory visit.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The letter specifically required the report to include: (1) evidence that Ashford University meets HLC's Criteria for Accreditation relating to the role and autonomy of the institution's governing board and its relationship with Bridgepoint Education, Inc., including the role of faculty in overseeing academic policies and the integrity and continuity of academic programs; (2) evidence that Ashford University's resource allocations are sufficiently aligned with educational purposes and objectives in the areas of student completion and retention, the sufficiency of full-time faculty and model for faculty development, and plans for increasing enrollments; and (3) evidence demonstrating that Ashford University has an effective system for assessing and monitoring student learning and assuring academic vigor.
Following Ashford University's receipt of the letter, the institution met with representatives of HLC to discuss the timing of the advisory visit and the report demonstrating the institution's compliance with HLC's accreditation criteria. Subsequent to these discussions, on July 27, 2012, Ashford University received a letter from HLC that stated Ashford University would be permitted to provide the report demonstrating compliance with the commission's Criteria for Accreditation and Core Components in two phases. The first phase was provided on September 3, 2012, and the second phase was provided on September 21, 2012. The advisory visit occurred the week of October 22, 2012.
On February 27, 2013, Ashford University received a letter from HLC stating that on February 21, 2013 the university was placed on Notice due to its current non-compliance with HLC's substantial presence policy and concerns regarding its future ability to remain in compliance with certain accreditation criteria, particularly the revised criteria that became effective on January 1, 2013. Specifically, HLC noted that its action in placing the university on Notice related to the alignment of the university mission with its instructional model, governance of the university independent from its corporate parent, sufficiency of faculty, assessment of student learning and use of data to improve graduation and retention rates, and shared governance structures involving faculty and administration.
HLC determined that Ashford University is not currently in compliance with HLC's substantial presence policy and set forth procedures and a timeline for evaluating the university's implementation of its previously reviewed plan with respect to substantial presence in the event Ashford University does not gain accreditation from WASC.
Ashford University remains accredited. Notice is a commission sanction indicating that an institution is pursuing a course of action that, if continued, could lead it to be out of compliance with one or more criteria for accreditation. At its February 2014 meeting, the HLC Board will consider information and take action as appropriate. HLC may remove the university from Notice or, in the event the identified concerns have not been satisfactorily addressed, place the university on probation or take other action, which could include a show-cause order or withdrawal of accreditation.
HLC Notification regarding Ashford University Non-Financial Indicator Conditions.
On July 13, 2012, HLC notified Ashford University that it had been identified for further inquiry based on certain non-financial data the institution provided in its 2012 Institutional Annual Report. Under HLC's Institutional Update process, all accredited and candidate institutions are required to provide certain financial and non-financial data to the commission annually; HLC then screens the non-financial data for seven indicator conditions and requests an institutional report from institutions that meet certain of these conditions. The purpose of the screening process is to identify institutions that may be at risk of not meeting certain of HLC's Criteria for Accreditation.
Ashford University was identified for further inquiry because it met three of the indicator conditions: (1) the number of degrees awarded increased 40% or more compared to the prior year; (2) the number of full-time faculty increased 25% or more compared to the prior year; and (3) the ratio of full-time faculty to the number of degree programs was less than one in the period reported. As Ashford University was already under review through the HLC special monitoring process and was required to provide a written report and host an advisory visit, as outlined in the letter received from the commission on July 12, 2012, Ashford University addressed these non-financial indicators and related Core Components in the report it submitted on September 3, 2012 as part of the special monitoring process. Ashford University was placed on Notice by HLC on February 21, 2013. The Notice process and timeline are described in the section above entitled “Notification from Higher Learning Commission regarding placement of Ashford University on Notice.”

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

HLC Notification regarding University of the Rockies Non-Financial Indicator Conditions.
On July 24, 2012, HLC notified University of the Rockies that it had been identified for further inquiry based on certain non-financial data the institution provided in its 2012 Institutional Annual Report. University of the Rockies was identified for further inquiry because it met two of the indicator conditions: (1) the number of degrees awarded increased 40% or more compared to the prior year; and (2) the number of full-time faculty increased 25% or more compared to the prior year. Accordingly, HLC requested that University of the Rockies provide a report to HLC demonstrating the institution's ability to continue meeting the Core Components in light of the conditions at the institution that led to the indicators being identified. This report was provided on August 29, 2012, and the institution has not received an update regarding the inquiry since that date. The HLC staff will review the report, may request additional information if necessary, and will determine whether the report requires further review by a panel; if so, the panel will review the report and recommend whether the HLC Board should accept the report, require further monitoring through a subsequent report or focused visit, or recommend action such as placing the institution on sanction.
Notification from U.S. Department of Education regarding on-site program review of University of the Rockies.
On July 25, 2012, the Department notified University of the Rockies that it had scheduled an on-site program review. This review occurred from August 20, 2012 through August 24, 2012. The review is intended to assess the institution's administration of Title IV programs and initially will cover the 2010-2011 and 2011-2012 award years, but may be expanded if deemed appropriate by the Department.
Request for information from Ashford University by Iowa College Student Aid Commission.
On September 22, 2012, the Iowa College Student Aid Commission requested that Ashford University provide the commission with certain information and documentation related to, among other matters, the denial of Ashford University's application for WASC accreditation, the university's compliance with HLC criteria and policies, a teach-out plan in the event that Ashford University is unsuccessful in obtaining a WASC accreditation and is sanctioned by HLC, and information relating to admissions employees, receipt of financial aid, availability of books, credit balance authorizations, and academic and financial support and advisement services to students. The commission requested that Ashford University provide the requested information by November 12, 2012 and make an in-person presentation during the commission's meeting on November 16, 2012. The Company made the presentation and the commission has not requested additional information.
The “90/10” Rule
Under the Higher Education Act, a for-profit institution loses its eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues (calculated in accordance with applicable Department regulations) from Title IV program funds for two consecutive fiscal years. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single year will be placed on provisional certification and may be subject to other enforcement measures.
For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, Ashford University derived 86.4%, 86.8% and 85.0%, respectively, and the University of the Rockies derived 87.3%, 85.0% and 85.9%, respectively, of their respective revenues (calculated in accordance with applicable Department regulations) from Title IV funds.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The cohort default rates for the University of the Rockies for the 2010, 2009 and 2008 federal fiscal years, were 4.0%, 3.3% and 2.5%, respectively.
Return of Title IV Funds
An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under Department regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled on the institution's annual compliance audit in either of its two most recently completed fiscal years can result in the institution having to post a letter of credit in an amount equal to 25% of its required Title IV returns during its most recently completed fiscal year. If unearned funds are not properly calculated and returned in a timely manner, an institution is also subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV programs. For the years ended December 31, 2012 and 2011, the Company's institutions did not exceed the 5% threshold for late refunds sampled.
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
For the fiscal year ended December 31, 2011, both Ashford University and University of the Rockies calculated a composite score of 3.0, in each case satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. The Company expects the composite scores for Ashford University and University of the Rockies both to remain at 3.0 for the year ended December 31, 2012. However, this is subject to determination by the Department once it receives and reviews the Company's audited financial statements for the year ended December 31, 2012.
19. Retirement Plans
The Company maintains an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the savings plan, participating employees may contribute a portion of their pre-tax earnings up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the savings plan in its sole discretion. The Company's total expense related to the 401(k) plan was $3.3 million, $2.2 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Compliance Audit by the Department's Office of the Inspector General (“OIG”)
In January 2011, Ashford University received a final audit report from the OIG regarding the compliance audit commenced in May 2008 and covering the period July 1, 2006 through June 30, 2007. The audit covered Ashford University's administration of Title IV program funds, including compliance with regulations governing institutional and student eligibility, awards and disbursements of Title IV program funds, verification of awards and returns of unearned funds during that period, and its compensation of financial aid and recruiting personnel during the period May 10, 2005 through June 30, 2009.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The final audit report contained audit findings, in each case for the period July 1, 2006 through June 30, 2007, which are applicable to award year 2006-2007. Each finding was accompanied by one or more recommendations to the Department's Office of Federal Student Aid (“FSA”). If the FSA were to determine to assess a monetary liability or commence other administrative action, Ashford University would have an opportunity to contest the assessment or proposed action through administrative proceedings, with the right to seek review of any final administrative action in the federal courts.
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
New York Attorney General Investigation of Bridgepoint Education, Inc.
In May 2011, the Company received from the Attorney General of the State of New York (“NY Attorney General”) a Subpoena relating to the NY Attorney General's investigation of whether the Company and its academic institutions have complied with certain New York state consumer protection, securities and finance laws. Pursuant to the Subpoena, the NY Attorney General has requested from the Company and its academic institutions documents and detailed information for the time period March 17, 2005 to present. The Company is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.
North Carolina Attorney General Investigation of Ashford University
In September 2011, Ashford University received from the Attorney General of the State of North Carolina (“NC Attorney General”) an Investigative Demand relating to the NC Attorney General's investigation of whether the university's business practices complied with North Carolina consumer protection law. Pursuant to the Investigative Demand, the NC Attorney General has requested from Ashford University documents and detailed information for the time period January 1, 2008 to present. Ashford University is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.
California Attorney General Investigation of For-Profit Educational Institutions
In January 2013, the Company received from the Attorney General of the State of California (“CA Attorney General”) an Investigative Subpoena relating to the CA Attorney General's investigation of for-profit educational institutions. Pursuant to the Investigative Subpoena, the CA Attorney General has requested documents and detailed information for the time period March 1, 2009 to present. The Company is evaluating the Investigative Subpoena and intends to comply with the Attorney General's request. The Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

captioned Sanchez v. Bridgepoint Education, Inc. The complaint generally alleged that the plaintiff and similarly situated employees were improperly denied certain wage and hour protections under California law.
In October 2011, the above named cases were consolidated because they involved common questions of fact and law, with Stevens v. Bridgepoint Education, Inc. designated as the lead case.
In April 2012, the Company entered into a settlement agreement with the plaintiffs of the above named cases to settle the claims on a class-wide basis. Under the terms of the settlement agreement, the Company agreed to pay an amount to settle the plaintiffs' claims, plus any related payroll taxes. The Company accrued a $10.8 million expense in connection with the settlement agreement during the year ending December 31, 2012. On August 24, 2012, the Court granted final approval of the class action settlement and entered a final judgment in accordance with the terms of the settlement agreement. This settlement was paid out prior to December 31, 2012.
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
On October 22, 2012, the Sacharczyk and Stein actions were consolidated with the Franke action and the Court appointed the City of Atlanta General Employees Pension Fund and the Teamsters Local 677 Health Services & Insurance Plan as lead plaintiffs. A consolidated complaint was filed on December 21, 2012. The Company intends to vigorously defend against the consolidated action and filed a motion to dismiss on February 19, 2013.
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
On October 11, 2012, the Adolph-Laroche action was consolidated with the Clark action and the case is now entitled In re Bridgepoint, Inc. Shareholder Derivative Action. A consolidate complaint was filed on December 18, 2012. The defendants filed a motion to stay the case while the underlying securities class action is pending. A hearing on the motion to stay is scheduled for April 5, 2013.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

to recruit and retain students. The complaint asserts a putative class period of March 1, 2005 through the present. In March 2011, the defendants filed a motion to dismiss the complaint, which was granted by the Court with leave to amend in October 2011.
In January 2012, the plaintiff filed a first amended complaint asserting similar claims and the same class period, and the defendants filed another motion to dismiss. In May 2012, the Court granted the University of the Rockies' motion to dismiss and granted in part and denied in part the motion to dismiss filed by the Company and Ashford University. The Court also granted the plaintiff leave to file a second amended complaint. In August 2012, the plaintiff filed a second amended complaint asserting similar claims and the same class period. The second amended complaint seeks unspecified monetary relief, disgorgement of all profits, various other equitable relief, and attorneys' fees. The defendants filed a motion to strike portions of the second amended complaint, which was granted in part and denied in part. The lawsuit is proceeding to discovery.
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
Qui Tam Complaints
In December 2012, the Company received notice that the U.S. Department of Justice had declined to intervene in a qui tam complaint filed in the U.S. District Court for the Southern District of California by Ryan Ferguson and Mark T. Pacheco under the Federal False Claims Act on March 10, 2011 and unsealed on December 26, 2012. The case is entitled United States of America, ex rel., Ryan Ferguson and Mark T. Pacheco v. Bridgepoint Education, Inc., Ashford University and University of the Rockies. The qui tam complaint alleges, among other things, that since March 10, 2005, the Company caused its institutions, Ashford University and University of the Rockies, to violate the Federal False Claims Act by falsely certifying to the U.S. Department of Education that the institutions were in compliance with various regulations governing the Title IV programs, including those that require compliance with federal rules regarding the payment of incentive compensation to enrollment personnel, student disclosures, and misrepresentation in connection with the institutions' participation in the Title IV programs.
In January 2013, the Company received notice that the U.S. Department of Justice had declined to intervene in a qui tam complaint filed in the U.S. District Court for the Southern District of California by James Carter and Roger Lengyel under the Federal False Claims Act on July 2, 2010 and unsealed on January 2, 2013. The case is entitled United States of America, ex rel., James Carter and Roger Lengyel v. Bridgepoint Education, Inc., Ashford University. The qui tam complaint alleges, among other things, that since March 2005, the Company and Ashford University have violated the Federal False Claims Act by falsely certifying to the U.S. Department of Education that Ashford University was in compliance with federal rules regarding the payment of incentive compensation to enrollment personnel in connection with the institution's participation in Title IV programs.
Each of the complaints seek significant damages, penalties and other relief. The Company is currently evaluating the complaints and intends to vigorously defend against the allegations set forth in each complaint.
Employee Class Actions
On October 24, 2012, a class action complaint was filed in California Superior Court by former employee Marla Montano naming the Company and Ashford University as defendants. The case is entitled Marla Montano v. Bridgepoint Education and Ashford University. The complaint asserts a putative class consisting of former employees who were terminated in January 2012 and July 2012 as a result of a mass layoff, relocation or termination and alleges that the defendants failed to comply with the notice and payment provisions of the California WARN Act. A substantially similar complaint, entitled Dilts v. Bridgepoint Education and Ashford University, was also filed in the same court on the same day by Austin Dilts making similar allegations and asserting the same putative class. The complaints seek back pay, the cost of benefits, penalties and interest on behalf of the putative class members, as well as other equitable relief and attorneys' fees.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The Company and Ashford University are currently evaluating these actions and intend to vigorously defend against them. On January 25, 2013, the Company filed motions to compel binding arbitration with the court, which are currently pending.
21. Concentration of Risk
Concentration of Revenue
In 2012, Ashford University derived 86.4% and the University of the Rockies derived 87.3% of their respective revenues (in each case calculated on a cash basis in accordance with applicable Department regulations) from Title IV programs. See Note 18, “Regulatory-The “90/10” Rule.” Title IV programs are subject to political and budgetary considerations and are subject to extensive and complex regulations. The Company's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potentially adverse actions including a suspension, limitation, or termination proceeding, which could have a material adverse effect on the Company's enrollments, revenues and results of operations.
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
Concentration of Sources of Supply
The Company is dependent on a third party provider for its online platform, which includes a learning management system, which stores, manages and delivers course content, enables assignment uploading, provides interactive communication between students and faculty and supplies online assessment tools. The partial or complete loss of this source may have an adverse effect on enrollments, revenues and results of operations.
22. Quarterly Results of Operations (Unaudited)
The following tables set forth unaudited results of operations and certain operating data for each quarter during 2012 and 2011. The Company believes that the information reflects all adjustments, which include only normal and recurring adjustments, necessary to present fairly the information below. Basic and diluted earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per common share information may not equal annual basic and diluted earnings per common share.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2012
Revenue	$250,437	$256,302	$252,076	$209,356
Operating income	52,353	75,536	49,722	25,103
Net income	33,041	47,458	31,445	16,019
Earnings per common share:
Basic	$0.64	$0.90	$0.59	$0.30
Diluted	0.59	0.84	0.56	0.29

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2011
Revenue	$229,432	$239,880	$242,771	$221,266
Operating income	86,112	82,549	69,773	35,313
Net income	53,919	52,149	43,811	22,885
Earnings per common share:
Basic	$1.02	$0.99	$0.85	$0.44
Diluted	0.92	0.90	0.78	0.41
23. Subsequent Events
California Attorney General Investigation of For-Profit Educational Institutions
On January 10, 2013, the Company received from the Attorney General of the State of California (“CA Attorney General”) an Investigative Subpoena relating to the CA Attorney General's investigation of for-profit educational institutions. Pursuant to the Investigative Subpoena, the CA Attorney General has requested documents and detailed information for the time period March 1, 2009, to present. The Company is evaluating the Investigative Subpoena and intends to comply with the CA Attorney General's request. The Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
Notification from HLC regarding accreditation status for Ashford University
On February 27, 2013, Ashford University received a letter from HLC stating that on February 21, 2013 the university was placed on Notice due to concerns about its capacity to meet newly revised criteria for accreditation that became effective January 2013 and its current non-compliance with HLC's substantial presence policy. For additional information, see Note 18, “Regulatory."

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
Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.
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
Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
See Part I, Item 1, “Business-Executive Officers of the Registrant,” which information is incorporated herein by reference.
The information required by this item regarding our directors and corporate governance matters is included under the captions “Proposal 1-Election of Directors” and “Corporate Governance” in the Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012 (the “2013 Proxy Statement”) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item is included under the captions “Corporate Governance-Director Compensation” and “Executive Compensation” in the 2013 Proxy Statement and incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” in the 2013 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance-Director Independence” in the 2013 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item is included under the caption “Proposal 2-Ratification of Independent Registered Public Accounting Firm” in the 2013 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)    The following documents are included as part of this Annual Report on Form 10-K:
(1)    Financial Statements.
(2)    Financial Statement Schedules.
All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.
(3)    Exhibits.

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
		Acquisition Agreements
2.1		Purchase and Sale Agreement dated December 3, 2004, as amended, among The Franciscan University of the Prairies, the Sisters of St. Francis and the registrant.		X	S-1	2.1	February 17, 2009
2.2		Asset Purchase and Sale Agreement dated September 12, 2007 between the Colorado School of Professional Psychology and the registrant.		X	S-1	2.2	February 17, 2009
		Charter Documents and Instruments Defining Rights of Security Holders
3.1		Fifth Amended and Restated Certificate of Incorporation.		X	10-Q	3.1	May 21, 2009
3.2		Second Amended and Restated Bylaws.		X	S-1	3.4	March 20, 2009
4.1		Specimen of Stock Certificate.		X	S-1	4.1	March 30, 2009
4.2		Second Amended and Restated Registration Rights Agreement dated August 26, 2009 among the registrant and the other persons named therein.		X	S-1	4.4	September 4, 2009
		Employee Benefit Plans
10.1	*	Amended and Restated 2005 Stock Incentive Plan.		X	S-1	10.1	December 22, 2008
10.2	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Founders.		X	S-1	10.2	February 17, 2009
10.3	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Charlene Dackerman, Jane McAuliffe, Ross Woodard and other non-executive employees.		X	S-1	10.3	February 17, 2009
10.4	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Andrew S. Clark, Daniel J. Devine, Rodney T. Sheng and Christopher L. Spohn.		X	S-1	10.4	February 17, 2009
10.5	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Robert Hartman.		X	S-1	10.12	February 17, 2009
10.6	*	Amended and Restated 2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Charlene Dackerman, Jane McAuliffe, Ross Woodard and other non-executive employees.		X	8-K	10.13	January 12, 2010
10.7	*	Amended and Restated 2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Andrew S. Clark, Daniel J. Devine, Rodney T. Sheng and Christopher L. Spohn.		X	8-K	10.14	January 12, 2010
10.8	*	Amended and Restated 2005 Stock Incentive Plan-Amendment to Stock Option Award		X	S-1	10.33	March 30, 2009

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.9	*	Amended and Restated 2009 Stock Incentive Plan.		X	S-1	10.5	April 1, 2009
10.10	*	Amended and Restated 2009 Stock Incentive Plan-Form of Nonstatutory Stock Option Agreement for Executives and Senior Management.		X	S-8	99.4	May 13, 2009
10.11	*	Amended and Restated 2009 Stock Option Plan - Form of Nonstatutory Stock Option Agreement (effective March 2011).		X	10-Q	10.3	May 3, 2011
10.12	*	Amended and Restated 2009 Stock Incentive Plan-Form of Incentive Stock Option Agreement for Executives and Senior Management.		X	S-8	99.5	May 13, 2009
10.13	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (Deferred Settlement).		X	8-K	99.1	June 27, 2011
10.14	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (General).		X	8-K	99.2	June 27, 2011
10.15	*	Form of Non-Plan Stock Option Agreement		X	S-8	99.6	May 13, 2009
10.16	*	Form of Compensatory Warrant Agreement.		X	S-1	4.1	March 20, 2009
10.17	*	Amended and Restated Employee Stock Purchase Plan.		X	8-K	99.1	March 22, 2010
10.18	*	Bridgepoint Education Nonqualified Deferred Compensation Plan		X	10-Q	10.7	May 3, 2010
		Agreements with Executive Officers, Directors and Warburg Pincus
10.19	*	Employment Agreement between Andrew S. Clark and the registrant.		X	S-1	10.24	March 20, 2009
10.20	*	Employment Agreement between Daniel J. Devine and the registrant.		X	S-1	10.25	March 20, 2009
10.21	*	Employment Agreement between Rodney T. Sheng and the registrant.		X	S-1	10.27	March 20, 2009
10.22	*	Employment Agreement between Christopher L. Spohn and the registrant.		X	S-1	10.26	March 20, 2009
10.23	*	Amendment to Stock Option Agreement(s) between Christopher L. Spohn and the registrant.		X	10-K	10.20	March 2, 2011
10.24	*	Offer Letter to Diane Thompson.		X	S-1	10.28	March 20, 2009
10.25	*	Offer Letter to Thomas Ashbrook.		X	S-1	10.29	March 20, 2009
10.26	*	Offer Letter to Douglas C. Abts		X	10-K	10.23	March 2, 2011
10.27	*	Executive Severance Plan.		X	S-1	10.31	March 20, 2009
10.28	*	Form of Severance Agreement under the Executive Severance Plan.		X	S-1	10.32	March 20, 2009
10.29	*	Offer Letter to Dale Crandall.		X	S-1	10.30	March 20, 2009
10.30	*	Offer Letter to Marye Anne Fox.		X	10-K	10.30	March 7, 2012
10.31	*	Offer Letter to Andrew Miller.		X	10-K	10.31	March 7, 2012
10.32	*	Form of Indemnification Agreement for Executive Officers and Directors (before January 1, 2012).		X	S-1	10.8	December 22, 2008
10.33	*	Form of Indemnification Agreement (after January 1, 2012).		X	10-K	10.33	March 7, 2012
10.34	*	Stock Ownership Guidelines (effective January 1, 2012).		X	10-K	10.34	March 7, 2012
10.35		Nominating Agreement between Warburg Pincus and the registrant.		X	S-1	10.11	February 17, 2009
		Bank Documents
10.36		Credit Agreement dated January 29, 2010 with Comerica Bank		X	8-K	99.1	February 3, 2010
10.37		Revolving Credit Note dated January 29, 2010 with Comerica Bank		X	8-K	99.2	February 3, 2010
10.38		Security Agreement dated January 29, 2010 with Comerica Bank		X	8-K	99.3	February 3, 2010
10.39		First Amendment to Loan Documents with Comerica Bank dated July 30, 2010		X	10-Q	10.1	August 3, 2010
10.40		Second Amendment to Loan Documents with Comerica Bank dated August 6, 2010		X	10-Q	10.2	November 2, 2010
10.41		Third Amendment to Loan Documents with Comerica Bank dated December 1, 2010		X	10-K	10.39	March 2, 2011
10.42		Fourth Amendment to Loan Documents with Comerica Bank, dated May 2, 2011.		X	10-Q	10.1	August 2, 2011
10.43		Fifth Amendment to Loan Documents with Comerica Bank, dated January 27, 2012.		X	10-K	10.43	March 7, 2012

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.44		Sixth Amendment to Loan Documents with Comerica Bank, dated March 30, 2012.		X	10-Q	10.6	May 1, 2012
10.45		Amended and Restated Revolving Credit Agreement with Comerica Bank, dated as of April 13, 2012.		X	10-Q	10.1	August 7, 2012
		Material Real Estate Leases
10.46	†	Office Lease dated January 31, 2008 with Kilroy Realty, L.P., as amended by the First Amendment thereto dated December 1, 2008, related to the premises located at 13480 Evening Creek Drive North, San Diego, California.		X	S-1	10.15	April 13, 2009
10.47	†	Second Amendment to Office Lease dated June 3, 2009, with Kilroy Realty L.P., related to the premises located at 13480 Evening Creek Drive North, Sand Diego, California.		X	10-Q	10.2	August 11, 2009
10.48	†	Office Lease and Sublease Agreements, related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	S-1	10.16	April 13, 2009
10.49		Letter Agreement dated October 1, 2009, with Kilroy Realty, L.P. and Countrywide Home Loans, Inc., related to the premises located at 13500 Evening Creek Drive North, San Diego, California		X	10-K	10.49	March 2, 2010
10.50	†	First Amendment to Office Lease dated March 12, 2010, with Kilroy Realty, L.P., related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	10-Q	10.5	May 3, 2010
10.51	†	Second Amendment to Office Lease with Kilroy Realty, L.P., dated February 29, 2012, related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	10-Q	10.5	May 1, 2012
10.52	†	Office Lease dated June 26, 2009, with Kilroy Realty, L.P., related to the premises located at 13520 Evening Creek Drive North, San Diego, California.		X	10-Q	10.1	August 11, 2009
10.53	†	Standard Form Modified Gross Office Lease dated October 22, 2008, and addendum, with Sunroad Centrum Office I, L.P. related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	S-1	10.17	March 2, 2009
10.54	†	First Amendment to Standard Form Modified Gross Office Lease dated September 16, 2011, with Sunroad Centrum Office I, L.P., related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	10-Q	10.4	December 16, 2011
10.54	†	Standard Form Modified Gross Office Lease dated November 10, 2010, with Sunroad Centrum Officer I, L.P., related to a building to be built in the Sunroad Centrum Project in San Diego, California.		X	8-K	99.1	December 30, 2010
10.55		First Amendment to Lease dated August 9, 2011, with Sunroad Centrum Office I, L.P., related to a building to be built in the Sunroad Centrum Project in San Diego, California.		X	10-Q	10.5	December 16, 2011
10.56		Lease Termination Agreement and Release with Sunroad Centrum Office I, L.P., dated February 17, 2012.		X	10-Q	10.4	May 1, 2012
10.57	†	Office Lease dated February 28, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-Q	10.1	May 3, 2011
10.58	†	Commencement Date Memorandum and First Amendment to Office Lease dated November 18, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-K	10.55	March 7, 2012
10.58	†	Lease dated August 8, 2011, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.3	November 1, 2011
10.59	†	First Amendment dated June 28, 2012, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.2	August 7, 2012
10.60		Material Strategic Agreements
10.61	†	Blackboard License and Services Agreement dated December 23, 2003, as amended, between Blackboard, Inc. and Ashford University, LLC.		X	S-1	10.20	March 30, 2009
10.62	†	Amendment to Blackboard License and Services Agreement dated December 8, 2009 with Blackboard, Inc.		X	10-K	10.48	March 2, 2010
10.63	†	Master Services and License Agreement dated September 29, 2009, with eCollege.com		X	8-K	99.1	October 1, 2009
10.64	†	First Addendum to Master Services and License Agreement dated November 9, 2009 with eCollege.com		X	10-K	10.45	March 2, 2010

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.65	†	Second Addendum to Master Services and License Agreement dated December 15, 2009 with eCollege.com		X	10-K	10.46	March 2, 2010
10.66	†	Third Addendum to Master Services and License Agreement dated January 12, 2010 with eCollege.com		X	10-K	10.47	March 2, 2010
10.67	†	Fourth Addendum to Master Services and License Agreement dated October 14, 2010 with eCollege.com		X	10-K	10.54	March 2, 2011
10.68	†	Software License Agreement and Campuscare Support Agreement between Campus Management Corp. and the registrant.		X	S-1	10.21	March 30, 2009
10.69	†	Addenda to Software License Agreement with Campus Management Corp. dated June 29, 2009.		X	10-Q	10.5	August 11, 2009
10.70	†	Addendum to CampusCare Maintenance and Support Agreement dated February 11, 2011 with Campus Management Corporation.		X	10-Q	10.2	May 3, 2011
10.71	†	CampusCare Maintenance and Support Renewal dated December 28, 2011, with Campus Management Corp.		X	10-K	10.67	March 7, 2012
10.72	†	Addendum to Software License Agreement with Campus Management Corp. dated June 29, 2012.	X
10.73	†	Addendum to CampusCare Support Agreement dated June 29, 2012 with Campus Management Corporation.	X
10.74		General Services Agreement dated January 1, 2009 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-K	10.68	March 7, 2012
10.75		Amendment One to General Services Agreement dated July 14, 2011 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-Q	10.4	August 2, 2011
10.76	†	Amendment One to Task Order One (Central Financial Aid Processing) dated January 2, 2012 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-K	10.70	March 7, 2012
10.77		General Services Agreement dated January 1, 2009 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-K	10.71	March 7, 2012
10.78		Amendment One to General Services Agreement dated July 15, 2011 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-Q	10.5	August 2, 2011
10.79	†	Amendment One to Task Order One (Central Financial Aid Processing) dated January 2, 2012 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-K	10.73	March 7, 2012
		Code of Ethics
14.1		Amended and Restated Code of Ethics		X	8-K	14.1	December 1, 2009
		Subsidiaries
21.1		List of subsidiaries of the registrant.	X
		Consent and Power of Attorney
23.1		Consent of independent registered public accounting firm.	X
24.1		Power of Attorney (included on signature page).	X
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
			X
99.1		Disclosure required pursuant to Section 13(r) of the Securities Exchange Act of 1934	X

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
Interactive Data
101	‡
The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 5, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets as of December 31, 2012, and December 31, 2011; (ii) the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010 (iv) the Consolidated Statements Stockholder's Equity for the three years ended December 31, 2012; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Annual Consolidated Financial Statements.
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
Dated: March 12, 2013
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

Name	Title	Date
/s/ ANDREW S. CLARK	CEO and President (Principal Executive Officer) and a Director	March 12, 2013
Andrew S. Clark

/s/ DANIEL J. DEVINE	Chief Financial Officer (Principal Financial Officer)	March 12, 2013
Daniel J. Devine

/s/ BRANDON J. POPE	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 12, 2013
Brandon J. Pope

/s/ RYAN CRAIG	Director	March 12, 2013
Ryan Craig

/s/ DALE CRANDALL	Director	March 12, 2013
Dale Crandall

/s/ PATRICK T. HACKETT	Director	March 12, 2013
Patrick T. Hackett

/s/ MARYE ANNE FOX	Director	March 12, 2013
Marye Anne Fox

/s/ ROBERT HARTMAN	Director	March 12, 2013
Robert Hartman

/s/ ANDREW M. MILLER	Director	March 12, 2013
Andrew M. Miller

/s/ ADARSH SARMA	Director	March 12, 2013
Adarsh Sarma