Form 10-Q
period 2013-03-31
Bridgepoint Education Inc
filed 2013-05-15
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of May 9, 2013, was 54,108,715.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of March 31, 2013	As of December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$316,627	$255,965
Investments	111,838	136,967
Accounts receivable, net	69,352	67,927
Deferred income taxes	10,970	10,936
Prepaid expenses and other current assets	21,445	19,810
Total current assets	530,232	491,605
Property and equipment, net	94,930	95,966
Investments	96,475	121,738
Student loans receivable, net	14,524	15,143
Goodwill and intangibles, net	11,471	10,739
Deferred income taxes	13,262	13,266
Other long-term assets	2,206	2,330
Total assets	$763,100	$750,787
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,901	$4,588
Accrued liabilities	56,707	44,640
Deferred revenue and student deposits	140,969	175,057
Total current liabilities	204,577	224,285
Rent liability	25,798	25,173
Other long-term liabilities	10,610	9,759
Total liabilities	240,985	259,217
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both March 31, 2013, and December 31, 2012	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 61,416 issued and 54,109 outstanding at March 31, 2013; 61,406 issued and 54,099 outstanding at December 31, 2012	614	614
Additional paid-in capital	155,336	151,709
Retained earnings	501,565	474,598
Accumulated other comprehensive income	173	222
Treasury stock, 7,307 shares at cost at both March 31, 2013, and December 31, 2012	(135,573)	(135,573)
Total stockholders' equity	522,115	491,570
Total liabilities and stockholders' equity	$763,100	$750,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenue	$221,984	$250,437
Costs and expenses:
Instructional costs and services	101,646	84,224
Admissions advisory and marketing	57,543	90,042
General and administrative	19,375	25,542
Total costs and expenses	178,564	199,808
Operating income	43,420	50,629
Other income, net	818	683
Income before income taxes	44,238	51,312
Income tax expense	17,271	19,341
Net income	$26,967	$31,971
Earnings per share:
Basic	$0.50	$0.61
Diluted	0.49	0.57
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	54,129	52,008
Diluted	55,001	56,203
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$26,967	$31,971
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	(49)	634
Comprehensive income	$26,918	$32,605
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2012	61,406	$614	$151,709	$474,598	$222	$(135,573)	$491,570
Stock-based compensation	—	—	3,623	—	—	—	3,623
Exercise of stock options	10	—	101	—	—	—	101
Excess tax benefit of option exercises, net of tax shortfall	—	—	(97)	—	—	—	(97)
Net income	—	—	—	26,967	—	—	26,967
Unrealized losses on investments, net of tax	—	—	—	—	(49)	—	(49)
Balance at March 31, 2013	61,416	$614	$155,336	$501,565	$173	$(135,573)	$522,115
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$26,967	$31,971
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	18,294	16,669
Depreciation and amortization	4,831	4,095
Amortization of premium/discount	1,005	1,754
Stock-based compensation	3,623	2,497
Excess tax benefit of option exercises	—	(3,588)
Changes in operating assets and liabilities:
Accounts receivable	(19,381)	(46,053)
Prepaid expenses and other current assets	(1,635)	(459)
Student loans receivable	281	(2,399)
Other long-term assets	124	1,944
Accounts payable and accrued liabilities	14,119	26,851
Deferred revenue and student deposits	(34,088)	3,723
Other liabilities	1,476	3,345
Net cash provided by operating activities	15,616	40,350
Cash flows from investing activities
Capital expenditures	(2,994)	(7,236)
Purchases of investments	(108)	(36,573)
Capitalized curriculum development costs	(1,369)	(1,638)
Sales and maturities of investments	49,416	28,923
Net cash provided by (used in) investing activities	44,945	(16,524)
Cash flows from financing activities
Proceeds from exercise of stock options	101	813
Excess tax benefit of option exercises	—	3,588
Net cash provided by financing activities	101	4,401
Net increase in cash and cash equivalents	60,662	28,227
Cash and cash equivalents at beginning of period	255,965	133,921
Cash and cash equivalents at end of period	$316,627	$162,148
Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$673	$1,465
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business
Bridgepoint Education, Inc. (together with its subsidiaries, the “Company”), was incorporated in 1999 and is a provider of postsecondary education services. Its wholly-owned subsidiaries, Ashford University and University of the Rockies, are academic institutions that offer associate's, bachelor's, master's and doctoral programs online, as well as at their traditional campuses located in Clinton, Iowa, and Colorado Springs, Colorado, respectively.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Bridgepoint Education, Inc. and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2013. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company's condensed consolidated financial position, results of operations and cash flows as of and for the periods presented.
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
Revision of Previously Issued Financial Statements
The Company identified an out of period adjustment for bad debt expense related to the aging of the Company's accounts receivable, which should have been recognized during the year ended December 31, 2012. The Company evaluated the cumulative impact of this item on prior periods under the guidance in ASC 250-10 relating to SEC Staff Accounting Bulletin (“SAB”) No. 99, “Materiality.” The Company also evaluated the impact of correcting this item through an adjustment to its financial statements for the three months ended March 31, 2013 and concluded, based on the guidance within ASC 250-10 relating to SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to revise its previously issued financial statements to reflect the impact of this correction. Through this revision, the Company will increase and correct a bad debt expense total of $7.2 million, (pre-tax) in the fiscal year ended December 31, 2012. Prior periods will be revised as filed in connection with the filing of the Company's Form 10-Q's in 2013.
After the revisions described above, the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2013 are properly stated. The table below presents the impact of this revision on the Company's consolidated balance sheet data as of December 31, 2012, the consolidated statement of income data and consolidated cash flow data for the year ended December 31, 2012, as well as the impact on the quarterly periods during the year ended December 31, 2012. There was no impact to the cash flows from operating activities in any of the periods presented due to the revision. The following table is presented in thousands, except per share data:

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012
Consolidated balance sheet data:
Accounts receivable, net	$92,853	$91,129	$99,617	$91,139	$111,010	$99,919	$75,177	$67,927
Deferred income taxes	N/A	N/A	N/A	N/A	N/A	N/A	$8,228	$10,936
Total current assets	$442,893	$441,169	$468,242	$459,764	$463,606	$452,515	$496,147	$491,605
Total assets	$684,171	$682,447	$731,597	$723,119	$747,190	$736,099	$755,329	$750,787
Accrued liabilities	$67,409	$66,755	$57,858	$54,650	$56,609	$52,313	N/A	N/A
Total current liabilities	$261,229	$260,575	$251,220	$248,012	$236,121	$231,925	N/A	N/A
Total liabilities	$289,950	$289,296	$282,541	$279,333	$269,761	$265,565	N/A	N/A
Retained earnings	$384,218	$383,148	$431,676	$426,406	$463,121	$456,226	$479,140	$474,598
Total stockholders’ equity	$394,221	$393,151	$449,056	$443,786	$477,429	$470,534	$496,112	$491,570
Total liabilities and stockholders’ equity	$684,171	$682,447	$731,597	$723,119	$747,190	$736,099	$755,329	$750,787
	Three Months Ended
	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012
Consolidated statement of income data:
Instructional costs and services (1)	$82,500	$84,224	$78,525	$85,279	$88,373	$90,986	$105,875	$102,034
Total costs and expenses	$198,084	$199,808	$180,766	$187,520	$202,354	$204,967	$184,253	$180,412
Operating income	$52,353	$50,629	$75,536	$68,782	$49,722	$47,109	$25,103	$28,944
Income before income taxes	$53,036	$51,312	$76,390	$69,636	$50,677	$48,064	$25,980	$29,822
Income tax expense	$19,995	$19,341	$28,932	$26,378	$19,232	$18,244	$9,962	$11,450
Net income	$33,041	$31,971	$47,458	$43,258	$31,445	$29,820	$16,019	$18,372
Earnings per share:
Basic	$0.64	$0.61	$0.90	$0.82	$0.59	$0.56	$0.30	$0.34
Diluted	$0.59	$0.57	$0.84	$0.77	$0.56	$0.53	$0.29	$0.33
	Year to Date Period Ended
	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012
Consolidated statement of income data:
Instructional costs and services (1)	$82,500	$84,224	$161,025	$169,503	$249,398	$260,489	$355,273	$362,523
Total costs and expenses	$198,084	$199,808	$378,850	$387,328	$581,204	$592,295	$765,457	$772,707
Operating income	$52,353	$50,629	$127,889	$119,411	$177,611	$166,520	$202,714	$195,464
Income before income taxes	$53,036	$51,312	$129,426	$120,948	$180,103	$169,012	$206,084	$198,834
Income tax expense	$19,995	$19,341	$48,927	$45,719	$68,159	$63,963	$78,121	$75,413
Net income	$33,041	$31,971	$80,499	$75,229	$111,944	$105,049	$127,963	$123,421
Earnings per share:
Basic	$0.64	$0.61	$1.54	$1.44	$2.13	$2.00	$2.42	$2.33
Diluted	$0.59	$0.57	$1.43	$1.34	$2.00	$1.87	$2.29	$2.21
Consolidated statement of cash flow data:
Net income	$33,041	$31,971	$80,499	$75,229	$111,944	$105,049	$127,963	$123,421
Provision for bad debts	$14,945	$16,669	$24,923	$33,401	$41,327	$52,418	$66,446	$73,696
Deferred income taxes	N/A	N/A	N/A	N/A	N/A	N/A	$(7,264)	$(9,972)
Accounts payable and accrued liabilities	$27,505	$26,851	$21,700	$18,492	$23,559	$19,363	N/A	N/A
(1) The amounts in the “as reported” column for instructional costs and services above reflect reclassified amounts for each respective period. For additional information, see also Note 3, “Reclassification.”

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
Accounts receivable are stated at the amount management expects to collect from outstanding balances. For accounts receivable, an allowance for doubtful accounts is estimated by management based on (i) an assessment of individual accounts receivable over a specific aging and amount (and all other balances on a pooled basis based on historical collection experience), (ii) consideration of the nature of the receivable accounts and (iii) potential changes in the business or economic environment. The provision for bad debts is recorded within the instructional costs and services line in the condensed consolidated statements of income.
Student Loans Receivable and Loan Loss Reserves
Student loans receivable consist of loans to qualified students and have a repayment period of 10 years from the date of graduation or withdrawal from the Company's institutions. The interest rate charged on student loans is a fixed rate of either 4.5% or 0.0% depending upon the repayment plan selected. If the student selects the rate of 0.0%, the student must pay $50 per month on the loan while enrolled in school and during the six month grace period (after graduation or withdrawal) before the repayment period begins. On the 0.0% student loans, the Company imputes interest using the rate that would be used in a market transaction with similar terms. Interest income on student loans is recognized using the effective interest method and is recorded within other income in the condensed consolidated statements of income. Revenue recognized related to students loans was immaterial during for the three months ended March 31, 2013 and March 31, 2012, respectively.
Student loans receivable are stated at the amount management expects to collect from outstanding balances. For tuition related student loan receivables, the Company estimates an allowance for doubtful accounts, similar to that of accounts receivable, based on (i) an assessment of individual loans receivable over a specific aging and amount (and all other balances on a pooled basis based on historical collection experience), (ii) consideration of the nature of the receivable accounts, (iii) potential changes in the business or economic environment and (iv) related FICO scores and other industry metrics. The related provision for bad debts is recorded within the instructional costs and services line in the condensed consolidated statements of income.
For non-tuition related student loans, the Company utilizes an impairment methodology. Under this methodology, management determines whether a loan would be impaired if it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the individual loan agreement. This assessment is based on an analysis of several factors including aging history and delinquency trending, the risk characteristics and loan performance of the specific loans, as well as current economic conditions and industry trends. For impaired loans, the Company would establish a specific loan loss reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows. As of March 31, 2013, there are no amounts recorded for the loan loss reserve. The loan loss reserve is maintained at a level deemed adequate by management based on a periodic analysis of the individual loans.
Recently Adopted Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, which amends Accounting Standards Codification Topic 350, Testing Indefinite-Lived Intangible Assets for Impairment. The amended standard reduces the cost and complexity of testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing companies to perform a qualitative assessment to determine whether further impairment testing is necessary, similar in approach to the goodwill impairment test. The guidance provided in ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted ASU 2012-02, effective January 1, 2013, and such adoption did not have a material effect on our condensed consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or AOCI, which amends Accounting Standards Codification Topic 220, Comprehensive Income. Under

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

ASU 2013-02, an entity is required to provide information about the amounts reclassified out of AOCI by component in a single note or on the face of the financial statements. The guidance provided in ASU 2013-02 is effective for interim and annual reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02, effective January 1, 2013, and such adoption did not have a material effect on our condensed consolidated financial statements.
3. Reclassification
Effective in the fourth quarter of 2012, the Company made changes in the presentation of its operating expenses. The Company determined that these changes would better reflect industry practices and would provide more meaningful information as well as increased transparency to its operations. The Company believes its expenses as reclassified better represent the operational changes and the business initiatives that have been implemented. The Company has reclassified prior periods to conform to the new presentation.
The following table depicts the Company's operating expenses as previously reported as well as currently reclassified on its condensed consolidated statements of income for each of the three months periods noted below (in thousands):

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Instructional costs and services (as reported)	$68,475	$65,395	$75,699	$105,875
Impact of reclassification	14,025	13,130	12,674	—
Instructional costs and services (as reclassified)	82,500	78,525	88,373	105,875
Impact of bad debt revision	1,724	6,754	2,613	(3,841)
Instructional costs and services (as reclassified and revised)	84,224	85,279	90,986	102,034

Admissions advisory and marketing (as reported)	80,063	78,608	90,291	65,239
Impact of reclassification	9,979	8,586	6,443	—
Admissions advisory and marketing (as reclassified)	90,042	87,194	96,734	65,239

General and administrative (as reported)	49,546	36,763	36,364	13,139
Impact of reclassification	(24,004)	(21,716)	(19,117)	—
General and administrative (as reclassified)	25,542	15,047	17,247	13,139

Total costs and expenses (as reclassified and revised)	$199,808	$187,520	$204,967	$180,412
For additional information, see also Note 2, “Summary of Significant Accounting Policies - Revision of Previously Issued Financial Statements.”
4. Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the sum of (i) the weighted average number of common shares outstanding for the period and (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive.
Potentially dilutive common shares for the three months ended March 31, 2013 and March 31, 2012, consisted of incremental shares of common stock issuable upon the exercise of options and warrants and upon the settlement of restricted stock units.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income	$26,967	$31,971
Denominator:
Weighted average number of common shares outstanding	54,129	52,008
Effect of dilutive options and restricted stock units	778	3,932
Effect of dilutive warrants	94	263
Diluted weighted average number of common shares outstanding	55,001	56,203
Earnings per share:
Basic earnings per share	$0.50	$0.61
Diluted earnings per share	$0.49	$0.57
For the periods indicated below, the computation of dilutive common shares outstanding excludes certain options to purchase shares of common stock because their effect was anti-dilutive.

	Three Months Ended March 31,
(in thousands)	2013	2012
Options	5,478	81
5. Significant Balance Sheet Accounts
Receivables, Net
Receivables, net, consist of the following (in thousands):

	As of March 31, 2013	As of December 31, 2012
Accounts receivable	$118,081	$114,635
Less allowance for doubtful accounts	(48,729)	(46,708)
Accounts receivable, net	$69,352	$67,927

Student loans receivable (non-tuition related)	$8,831	$9,279
Student loans receivable (tuition related)	8,036	8,171
Student loans receivable	16,867	17,450
Less allowance for doubtful accounts	(2,343)	(2,307)
Student loans receivable, net	$14,524	$15,143
As of March 31, 2013 and December 31, 2012, there was $0.9 million and $0.6 million, respectively, of current student loans receivable included within accounts receivable. Student loans receivable is presented net of any related discount, and the balances approximated fair value at each balance sheet date. The Company estimated the fair value of the student loans

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

receivable by discounting the future cash flows using current rates for similar arrangements. The assumptions used in this estimate are considered unobservable inputs and are therefore categorized as Level 3 measurements under the accounting guidance.
The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the three months ended March 31, 2013	$(46,708)	$18,258	$16,237	$(48,729)
For the three months ended March 31, 2012	(35,627)	17,080	12,919	(39,788)

Allowance for student loans receivable (tuition related):
For the three months ended March 31, 2013	$(2,307)	$36	$—	$(2,343)
For the three months ended March 31, 2012	(2,338)	(411)	—	(1,927)

(1)	Deductions represent accounts written off, net of recoveries.
For the non-tuition related student loans receivable, the Company monitors the credit quality using credit scores, aging history and delinquency trending. The loan reserve methodology is reviewed on a quarterly basis. Delinquency is the main factor of determining if a loan is impaired. If a loan were determined to be impaired, interest would no longer accrue. As of as March 31, 2013, no loans have been impaired, however an immaterial amount of loans had been placed on non-accrual status as of the balance sheet date.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of March 31, 2013	As of December 31, 2012
Prepaid expenses	$10,454	$9,367
Prepaid licenses	4,525	5,864
Prepaid insurance	3,389	1,134
Interest receivable	2,267	2,221
Other current assets	810	1,224
Total prepaid expenses and other current assets	$21,445	$19,810

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	As of March 31, 2013	As of December 31, 2012
Land	$7,091	$7,091
Buildings and building improvements	25,510	25,430
Furniture, office equipment and software	88,663	85,709
Leasehold improvements	23,880	23,756
Vehicles	147	147
Total property and equipment	145,291	142,133
Less accumulated depreciation and amortization	(50,361)	(46,167)
Total property and equipment, net	$94,930	$95,966
Goodwill and Intangibles, Net
Goodwill and intangibles, net, consist of the following (in thousands):

	As of March 31, 2013	As of December 31, 2012
Goodwill and indefinite-lived intangibles	$3,424	$3,424

Definite-lived intangible assets	$11,347	$9,978
Less accumulated amortization	(3,300)	(2,663)
Definite-lived intangible assets, net	8,047	7,315

Total goodwill and intangibles, net	$11,471	$10,739
For the three months ended March 31, 2013 and March 31, 2012, amortization expense was $0.6 million and $0.3 million, respectively. The Company estimates that the remaining amortization expense for those intangibles which have been placed into service as of March 31, 2013, will be approximately $2.0 million, $2.4 million and $1.2 million over the remaining fiscal years ending December 31, 2013, December 31, 2014 and December 31, 2015, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of March 31, 2013	As of December 31, 2012
Accrued salaries and wages	$13,096	$11,585
Accrued bonus	3,573	1,603
Accrued vacation	9,606	8,993
Accrued expenses	15,040	15,924
Accrued income taxes payable	15,392	6,535
Total accrued liabilities	$56,707	$44,640

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Deferred Revenue and Student Deposits
Deferred revenue and student deposits consist of the following (in thousands):

	As of March 31, 2013	As of December 31, 2012
Deferred revenue	$38,818	$44,967
Student deposits	102,151	130,090
Total deferred revenue and student deposits	$140,969	$175,057
6. Investments
The following tables summarize the fair value information of short and long-term investments as of March 31, 2013, and December 31, 2012, respectively (in thousands):

	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$547	$—	$547
Corporate notes and bonds	—	98,277	—	98,277
Total	$—	$98,824	$—	$98,824

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$415	$—	$415
Corporate notes and bonds	—	148,801	—	148,801
Total	$—	$149,216	$—	$149,216
The above tables do not include amounts related to investments classified as other investments, such as certificates of deposit, which are carried at amortized cost. The amortized cost of such investments approximated fair value at each balance sheet date. The assumptions used in these fair value estimates are considered as other observable inputs and are therefore categorized as Level 2 measurements under the accounting guidance. The balances of such other investments were $109.5 million at both March 31, 2013, and December 31, 2012, respectively. The balances of total short-term and long-term investments combined were $208.3 million and $258.7 million, as of March 31, 2013, and December 31, 2012, respectively.
The Company records the changes in unrealized gains and losses on its investments arising during the period in other comprehensive income. For the three months ended March 31, 2013 and 2012, the Company recorded a net unrealized loss of $49,000, and a net unrealized gain of $634,000, respectively, in other comprehensive income which were net of tax effect of $30,000 and $(383,000), respectively.
7. Credit Facilities
On April 13, 2012, the Company entered into a $50 million revolving line of credit (“Facility”) pursuant to an Amended and Restated Revolving Credit Agreement (“Revolving Credit Agreement”) with the lenders signatory thereto and Comerica, as administrative agent for the lenders. The Revolving Credit Agreement amended, restated and superseded any prior loan documents. At the Company's option, the Company may increase the size of the Facility up to $100 million (in certain minimum increments), subject to the terms and conditions of the Revolving Credit Agreement. Additionally, the Company may request swing-line advances under the Facility up to $3 million in the aggregate.
Under the Revolving Credit Agreement and the documents executed in connection therewith (collectively, the “Facility Loan Documents”), the lenders have agreed to make loans to the Company and issue letters of credit on the Company's behalf,

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

subject to the terms and conditions of the Facility Loan Documents. The Facility has a term of three years and matures on April 13, 2015. Interest and fees accruing under the Facility are payable quarterly in arrears and principal is payable at maturity. The Company may terminate the Facility upon five days notice, without premium or penalty, other than customary breakage fees.
For any advance under the Facility, interest will accrue at either the “Base Rate” or the “Eurodollar-based Rate,” at the Company's option. The Base Rate means, for any day, 0.5% plus the greatest of: (1) the prime rate for such day, (2) the Federal Funds Effective Rate in effect on such day, plus 1.0%, and (3) the daily adjusting LIBOR rate, plus 1.0%. The Eurodollar-based Rate means, for any day, 1.5% plus the quotient of (1) the LIBOR Rate, divided by (2) a percentage equal to 100% minus the maximum rate on such date at which the Agent is required to maintain reserves on “Eurocurrency Liabilities” as defined in Regulation D of the Board of Governors of the Federal Reserve System. For any advance under the swing line, interest will accrue at either the Base Rate or, if made available to the Company by the swing line lender, at the lender's option, a different rate quoted by such lender. For any letter of credit issued on the Company's behalf under the Facility, the Company is required to pay a fee of 1.50% of the undrawn amount of such letter of credit plus a letter of credit facing fee. The Company is also required to pay a facility fee of 0.25% of the aggregate commitment then in effect under the Facility, whether used or unused.
The Facility Loan Documents contain other customary affirmative, negative and financial maintenance covenants, representations and warranties, events of default, and remedies upon an event of default, including the acceleration of debt and the right to foreclose on the collateral securing the Facility. The Company was in compliance with all financial covenants in the Facility Loan Documents as of March 31, 2013.
As security for the performance of the Company's obligations under the Facility Loan Documents, the Company granted the lenders a first priority security interest in substantially all of the Company's assets, including its real property.
As of March 31, 2013, and up to the date of filing, the Company had no borrowings outstanding under the Facility. As of March 31, 2013, the Company used the availability under the line of credit to issue letters of credit aggregating $5.8 million.
Surety Bond Facility
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. In May 2009, the Company entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of March 31, 2013, the total available surety bond facility was $12.0 million and the Company had issued surety bonds totaling $8.7 million.
8. Stock-Based Compensation
The Company recorded $3.6 million and $2.5 million of stock-based compensation expense for the three months ended March 31, 2013 and 2012, respectively. The related income tax benefit was $1.4 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively.
There were 0.9 million restricted stock units (“RSUs”) granted during the three months ended March 31, 2013 at a grant date fair value of $10.23. No RSUs vested during the three months ended March 31, 2013.
The Company granted options to purchase 0.5 million shares of common stock during the three months ended March 31, 2013. During the three months ended March 31, 2013, options to purchase 9,662 shares of common stock were exercised.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following weighted average assumptions were used to value the options granted during the three months ended March 31, 2013, pursuant to the Black-Scholes option pricing model:

Exercise price per share	$10.23
Risk-free interest rate	1.0%
Expected dividend yield	—
Expected volatility	58.9%
Expected life (in years)	5.85
Grant date fair value per share	$5.48
As of March 31, 2013, there was unrecognized compensation cost of $23.8 million related to unvested options and RSUs.
9. Warrants
The Company has issued warrants to purchase common stock to various employees, consultants, licensors and lenders with exercise prices ranging from $1.125 to $9.00. Each warrant represents the right to purchase one share of common stock. As of March 31, 2013, warrants to purchase 0.1 million shares of common stock remain outstanding. The Company has not issued any warrants since 2005. During the three months ended March 31, 2013, there were no warrants to purchase shares of common stock exercised. All outstanding warrants are currently exercisable and begin to expire in 2013.
10. Income Taxes
The Company's current estimated annual effective income tax rate that has been applied to normal, recurring operations for the three months ended March 31, 2013, was 38.3%. The Company's effective income tax rate was also 39.0% for the three months ended March 31, 2013. The effective rate for the three months ended March 31, 2013 differed from the Company's estimated annual effective tax rate due to the impact of discrete items on the Company's income before the provision for income taxes, particularly increases to gross unrecognized tax benefits and related accrued interest.
At March 31, 2013, and December 31, 2012, the Company had $9.9 million and $9.3 million of gross unrecognized tax benefits, respectively, of which $7.0 million and $6.6 million would impact the effective income tax rate if recognized.
The Company is subject to U.S. federal income tax and multiple state tax jurisdictions. The 2002 through 2012 tax years remain open to examination by major taxing jurisdictions to which the Company is subject.
The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of March 31, 2013, and December 31, 2012, was $1.8 million and $1.7 million, respectively.
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
11. Regulatory
The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (“Higher Education Act”), and the regulations promulgated thereunder by the U.S. Department of Education (“Department”) subject the Company to significant regulatory scrutiny on the basis of numerous standards that institutions of higher education must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the Higher Education Act.
Ashford University and University of the Rockies are both regionally accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”). As discussed below, Ashford University has been placed on

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Notice by HLC. In September 2010, Ashford University also applied for eligibility from the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges (“WASC”).
Loss of accreditation would denigrate the value of our institutions' educational programs and would cause them to lose their eligibility to participate in Title IV programs, which would have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
Denial of Initial Accreditation for Ashford University. On July 5, 2012, Ashford University received official notice that WASC acted (1) to deny initial accreditation to the institution because it had not yet demonstrated substantial compliance with certain of the WASC Standards for Accreditation and (2) to permit the institution to reapply for accreditation with a single special visit to occur as early as spring 2013. On October 11, 2012, Ashford University reapplied for accreditation. Under WASC rules, the reapplication must demonstrate that Ashford University has satisfactorily addressed the report's conclusions and has come into compliance with the WASC Standards of Accreditation. A site visit by WASC took place in April 2013, and we anticipate the WASC commission's consideration of the institution's reapplication at its June 2013 meeting.
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
On February 27, 2013, Ashford University received a letter from HLC stating that on February 21, 2013 the university was placed on Notice due to (1) its current non-compliance with HLC's jurisdictional policy, a policy that became effective on July 1, 2012 and requires a “substantial presence,” as defined by commission policy, in HLC's 19-state north central region, and (2) concerns regarding its future ability to remain in compliance with certain accreditation criteria, particularly the revised criteria that became effective on January 1, 2013. Specifically, HLC noted that its action in placing the university on Notice was related in part to the alignment of the university's mission with its instructional model, governance of the university independent from its corporate parent, sufficiency of faculty, assessment of student learning and use of data to improve graduation and retention rates, and shared governance structures involving faculty and administration.
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
On or before July 19, 2013, Ashford University must provide a monitoring report to HLC stating whether the university has gained accreditation from WASC. On April 22, 2013 HLC rescheduled the date by which such monitoring report must be provided from July 10, 2013 to July 19, 2013. If the university has not been accredited by WASC by July 19, 2013, the university will also be required to host a focused evaluation no later than October 1, 2013, to evaluate, among other things, whether the university has completed specific steps, following its implementation plan, to establish presence in HLC's region as required pursuant to HLC's jurisdictional requirements. Ashford University will be required to host a focused evaluation on or before December 15, 2013 to examine retention, graduation and the university's progress in resolving the identified issues. This evaluation will take place whether or not the university gains WASC accreditation if HLC remains the gatekeeper for Ashford University's Title IV funds or if the university has not voluntarily resigned its HLC accreditation. In its letter, HLC stated that its Board of Trustees will consider information provided in the monitoring report and in the October 2013 focused evaluation, if it is required, and the December 2013 focused evaluation at its meeting in February 2014 and take action as appropriate. HLC may remove the university from Notice, or in the event the identified concerns, including satisfaction of HLC's jurisdictional requirements, have not been satisfactorily addressed, place the university on probation or take other action, which could include a show-cause order or withdrawal of accreditation.
HLC Notification regarding Ashford University Non-Financial Indicator Conditions. On July 13, 2012, HLC notified Ashford University that it had been identified for further inquiry based on certain non-financial data the institution provided in

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
Notification from U.S. Department of Education regarding on-site program review of University of the Rockies. On July 25, 2012, University of the Rockies received a letter from the Department stating that it scheduled an on-site program review. This review occurred from August 20, 2012 through August 24, 2012. The review was to assess the institution's administration of Title IV programs and initially will cover the 2010-2011 and 2011-2012 award years, but may be expanded if deemed appropriate by the Department.
Request for information from Ashford University by Iowa College Student Aid Commission. On September 22, 2012, the Iowa College Student Aid Commission requested that Ashford University provide the commission with certain information and documentation related to, among other matters, the denial of Ashford University's application for WASC accreditation, the university's compliance with HLC criteria and policies, a teach-out plan in the event that Ashford University is unsuccessful in obtaining WASC accreditation and is sanctioned by HLC, and information relating to admissions employees, receipt of financial aid, availability of books, credit balance authorizations, and academic and financial support and advisement services to students. The commission requested that Ashford University provide the requested information by November 12, 2012 and make an in-person presentation during the commission's meeting on November 16, 2012. The university made the presentation and continues to work with the commission to ensure they receive timely accreditation-related updates.
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
Stevens v. Bridgepoint Education, Inc.
In February 2011, the Company received a copy of a complaint filed as a class action lawsuit naming the Company, Ashford University, LLC, and certain employees as defendants. The complaint was filed in the Superior Court of the State of California in San Diego and was captioned Stevens v. Bridgepoint Education, Inc. In April 2011, the Company received a copy of a complaint filed as a class action lawsuit naming the Company and Ashford University, LLC, as defendants. The complaint was filed in the Superior Court of the State of California in San Diego, and was captioned Moore v. Ashford University, LLC. In

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

May 2011, the Company received a copy of a complaint filed as a class action lawsuit naming the Company as a defendant. The complaint was filed in the Superior Court of the State of California in San Diego on May 6, 2011, and was captioned Sanchez v. Bridgepoint Education, Inc. All three of these complaints generally alleged that the plaintiffs and similarly situated employees were improperly denied certain wage and hour protections under California law.
In October 2011, the above named cases were consolidated because they involved common questions of fact and law, with Stevens v. Bridgepoint Education, Inc. designated as the lead case. In April 2012, the Company entered into a settlement agreement with the plaintiffs of the above named cases to settle the claims on a class-wide basis. Under the terms of the settlement agreement, the Company agreed to pay an amount to settle the plaintiffs' claims, plus any related payroll taxes. The Company accrued a $10.8 million expense in connection with the settlement agreement during the three months ended March 31, 2012. On August 24, 2012, the Court granted final approval of the class action settlement and entered a final judgment in accordance with the terms of the settlement agreement. This settlement was paid out prior to December 31, 2012.
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
On October 22, 2012, the Sacharczyk and Stein actions were consolidated with the Franke action and the Court appointed the City of Atlanta General Employees Pension Fund and the Teamsters Local 677 Health Services & Insurance Plan as lead plaintiffs. A consolidated complaint was filed on December 21, 2012. The Company intends to vigorously defend against the consolidated action and filed a motion to dismiss on February 19, 2013, which is currently pending.
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
On October 11, 2012, the Adolph-Laroche action was consolidated with the Clark action and the case is now entitled In re Bridgepoint, Inc. Shareholder Derivative Action. A consolidated complaint was filed on December 18, 2012. The defendants filed a motion to stay the case while the underlying securities class action is pending. The motion was granted by the Court on April 11, 2013, however the Court scheduled a further status conference for September 6, 2013.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
Qui Tam Complaints
In December 2012, the Company received notice that the U.S. Department of Justice had declined to intervene in a qui tam complaint filed in the U.S. District Court for the Southern District of California by Ryan Ferguson and Mark T. Pacheco under the Federal False Claims Act on March 10, 2011 and unsealed on December 26, 2012. The case is entitled United States of America, ex rel., Ryan Ferguson and Mark T. Pacheco v. Bridgepoint Education, Inc., Ashford University and University of the Rockies. The qui tam complaint alleges, among other things, that since March 10, 2005, the Company caused its institutions, Ashford University and University of the Rockies, to violate the Federal False Claims Act by falsely certifying to the U.S. Department of Education that the institutions were in compliance with various regulations governing the Title IV programs, including those that require compliance with federal rules regarding the payment of incentive compensation to enrollment personnel, student disclosures, and misrepresentation in connection with the institutions' participation in the Title IV programs. The complaint seeks significant damages, penalties and other relief. On April 30, 2013, the relators petitioned the Court for voluntary dismissal of the complaint without prejudice. The dismissal is currently pending court approval.
In January 2013, the Company received notice that the U.S. Department of Justice had declined to intervene in a qui tam complaint filed in the U.S. District Court for the Southern District of California by James Carter and Roger Lengyel under the Federal False Claims Act on July 2, 2010 and unsealed on January 2, 2013. The case is entitled United States of America, ex rel., James Carter and Roger Lengyel v. Bridgepoint Education, Inc., Ashford University. The qui tam complaint alleges, among other things, that since March 2005, the Company and Ashford University have violated the Federal False Claims Act by falsely certifying to the U.S. Department of Education that Ashford University was in compliance with federal rules regarding the payment of incentive compensation to enrollment personnel in connection with the institution's participation in Title IV programs. Pursuant to a stipulation between the parties, the relators filed an amended complaint on May 10, 2013 and our response to the amended complaint is due on June 24, 2013.  The amended complaint is substantially similar to the original complaint and seeks significant damages, penalties and other relief. The Company intends to vigorously defend against the allegations set forth in the amended complaint.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
The Company and Ashford University intend to vigorously defend against these actions. On January 25, 2013, the Company filed motions to compel binding arbitration with the Court, which are currently pending.
13. Stock Repurchase Program
On April 30, 2012, the Company's board of directors authorized the repurchase of up to $75.0 million of the Company's outstanding shares of common stock over the following 12 months. The repurchase program was authorized by the Company's board of directors with the intention of creating additional value for stockholders. Under the repurchase program, the Company is authorized to purchase shares from time to time in the open market, through block trades or otherwise. No shares were repurchased under this program.
14. Subsequent Events
Qui Tam Complaint - On April 30, 2013, Ryan Ferguson and Mark T. Pacheco filed a petition with the U.S. District Court for the Southern District of California for voluntary dismissal without prejudice of the qui tam complaint they filed with the Court under the Federal False Claims Act. The dismissal is currently pending court approval. For further discussion of the qui tam complaint, see Note 12, “Commitments and Contingencies.”

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following Management's Discussions and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with our condensed consolidated financial statements and related notes in Part I, Item 1 of this report. For additional context with which to understand our financial condition and results of operations, see the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013, as well as the consolidated financial statements and related notes contained therein.
Forward-Looking Statements
This MD&A and other sections of this report contain “forward-looking statements” as defined by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources. These forward-looking statements may include, without limitation, statements regarding:

•
Ashford University's plans in response to the letters from the Higher Learning Commission of the North Central Association of Colleges and Schools, or HLC, regarding the institution's compliance with the commission's jurisdictional requirements and the placement of the institution on Notice;

•
Ashford University's plans in response to the denial of its application for initial accreditation by the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges, or WASC;

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
Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing of such performance or results. Forward-looking statements are based on information available at the time those statements are made and management's good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. See “Risk Factors” in Part II, Item 1A of this report for a discussion of some of these risks and uncertainties.
Overview
We are a provider of postsecondary education services. Our academic institutions, Ashford University and University of the Rockies, offer associate's, bachelor's, master's and doctoral programs online as well as at their traditional campuses located in Clinton, Iowa and Colorado Springs, Colorado, respectively. As of March 31, 2013, our institutions offered approximately 1,530 courses, 80 degree programs and 140 specializations. We are also focused on developing innovative new technologies to improve the way students learn, such as Constellation, Thuze and Waypoint Outcomes, and the mobile learning platforms for our institutions.

Key operating data
In evaluating our operating performance, our management focuses in part on revenue, operating income and period end enrollment at our institutions, both online and campus-based. The following table, which you should read in conjunction with our condensed consolidated financial statements contained elsewhere in this report, presents our key operating data for the three months ended March 31, 2013 and 2012 (in thousands, except for enrollment data):

	Three Months Ended March 31,
	2013	2012
Consolidated Statement of Income Data:	(unaudited)
Revenue	$221,984	$250,437
Operating Income	43,420	50,629

Consolidated Other Data:
Period end enrollment (1)
Online	77,716	93,730
Campus	1,066	1,133
Total	78,782	94,863

(1)
We define enrollments as the number of active students on the last day of the financial reporting period. A student is considered active if the student attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided a notice of withdrawal.

Key enrollment trends
Enrollment at our academic institutions declined from 81,810 at December 31, 2012, to 78,782 at March 31, 2013, a decrease of 3.7%. For the three months ended March 31, 2013, we had new student enrollments of approximately 13,300, compared with new student enrollments of approximately 24,275 for the same period in 2012, a decrease of 45.2%. The following table presents new student enrollments for the five most recent quarters and compares them to the same periods in the previous year:

	Q1 2012	Q2 2012	Q3 2012	Q4 2012	Q1 2013
Current period	24,275	19,300	20,500	9,260	13,300
Prior year period	27,550	19,050	22,000	13,500	24,275
Percentage change	(11.9)%	1.3%	(6.8)%	(31.4)%	(45.2)%
In recent quarters, we have generally experienced a decline in new student enrollments. We believe a primary driver for the recent decline is due to lower productivity levels of our admissions counselors and student inquiry coordinators, as a result of our various operational changes and business initiatives. We believe that the new student enrollment has also been affected by the student quality and preparedness initiatives we added during the two most recent quarters. Lastly, we believe that the negative media scrutiny of the private sector postsecondary education industry in general has had a negative impact on new enrollments.
Trends and uncertainties regarding revenue and continuing operations
Effective January 1, 2013, Ashford University eliminated the one-time technology fee it charged students and replaced it with a per course charge.
As described in “Recent Developments” below, HLC may require changes to Ashford University's operations and business model as part of the HLC Board of Trustees' decision to place the university on Notice on February 21, 2013. The denial of initial accreditation by WASC has adversely affected Ashford University's academic reputation and may negatively impact its ability to enroll and retain students. For Ashford University to demonstrate that it has satisfactorily addressed the conclusions of the WASC visiting team report and has come into compliance with the WASC Standards of Accreditation, as part of the institution's reapplication process, the institution has made significant changes to its operations and business initiatives. Additionally, Ashford University's efforts to comply with HLC's jurisdictional requirements, which require that the institution have a substantial presence in the north central region, could result in uncertain costs and potential business disruption.
Although we continue to see a demand for postsecondary education and Title IV funds continue to be available to current and prospective students, our historical results and trends, including enrollments, admissions advisory and marketing expenses and instructional costs and services, may not be indicative of our future results.
Liquidity and capital resources and anticipated capital expenditures
We have financed our operating activities and capital expenditures during 2013 and 2012 primarily through cash provided by operating activities. At March 31, 2013, we had cash, cash equivalents and investments totaling $524.9 million and no long-term debt. Based on our current level of operations and anticipated growth in enrollments, we believe that our cash flow from operating activities, our existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. For the year ending December 31, 2013, we expect capital expenditures to be approximately $26.0 million.
Recent Developments
In October 2012, Ashford University announced the election of Dr. Gregory Geoffroy as the chairman of the Board of Trustees of Ashford University, which became effective in March 2013.
Denial of Initial Accreditation for Ashford University. On July 5, 2012, Ashford University received official notice that WASC acted (1) to deny initial accreditation to the institution because it had not yet demonstrated substantial compliance with certain of the WASC Standards for Accreditation and (2) to permit the institution to reapply for accreditation with a single special visit to occur as early as spring 2013. On October 11, 2012, Ashford University reapplied for accreditation. Under WASC rules, the reapplication must demonstrate that Ashford University has satisfactorily addressed the report's conclusions and has come into compliance with the WASC Standards of Accreditation. A site visit by WASC took place in April 2013, and we anticipate the WASC commission's consideration of the institution's reapplication at its June 2013 meeting.
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
On February 27, 2013, Ashford University received a letter from HLC stating that on February 21, 2013 the university was placed on Notice due to (1) its current non-compliance with HLC's jurisdictional policy, a policy which became effective on July 1, 2012 and requires a “substantial presence,” as defined by commission policy, in HLC's 19-state north central region, and (2) concerns regarding its future ability to remain in compliance with certain accreditation criteria, particularly the revised criteria that became effective on January 1, 2013. Specifically, HLC noted that its action in placing the university on Notice was related in part to the alignment of the university's mission with its instructional model, governance of the university independent from its corporate parent, sufficiency of faculty, assessment of student learning and use of data to improve graduation and retention rates, and shared governance structures involving faculty and administration.
Ashford University remains accredited. Notice is a commission sanction indicating that an institution is pursuing a course of action that, if continued, could lead it to be out of compliance with one or more criteria for accreditation. HLC determined that Ashford University is not currently in compliance with HLC's substantial presence policy and set forth procedures and a timeline for evaluating the university's implementation of its previously reviewed plan with respect to substantial presence in the event Ashford University does not gain accreditation from WASC. See the risk factor entitled, “If Ashford University fails to demonstrate that it is within HLC's jurisdiction, the institution could lose accreditation” in Part II, Item 1A of this report for additional discussion.

On or before July 19, 2013, Ashford University must provide a monitoring report to HLC stating whether the university has gained accreditation from WASC. On April 22, 2013 HLC rescheduled the date by which such monitoring report must be provided from July 10, 2013 to July 19, 2013. If the university has not been accredited by WASC by July 19, 2013, the university will also be required to host a focused evaluation no later than October 1, 2013, to evaluate, among other things, whether the university has completed specific steps, following its implementation plan, to establish presence in HLC's region as required pursuant to HLC's jurisdictional requirements. Ashford University will be required to host a focused evaluation on or before December 15, 2013 to examine retention, graduation and the university's progress in resolving the identified issues. This evaluation will take place whether or not the university gains WASC accreditation if HLC remains the gatekeeper for Ashford University's Title IV funds or if the university has not voluntarily resigned its HLC accreditation. In its letter, HLC states that its Board of Trustees will consider information provided in the monitoring report and in the October 2013 focused evaluation, if it is required, and the December 2013 focused evaluation at its meeting in February 2014 and take action as appropriate. HLC may remove the university from Notice, or in the event the identified concerns, including satisfaction of HLC's jurisdictional requirements, have not been satisfactorily addressed, place the university on probation or take other action, which could include a show-cause order or withdrawal of accreditation.
Cohort Default Rate. For each federal fiscal year, the Department calculates a rate of student defaults over a two-year measuring period for each educational institution which is known as a “cohort default rate.” An institution may lose its eligibility to participate in the Direct Loan and Pell programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in the Direct Loan program if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department. Ashford University's cohort default rates for the 2010, 2009 and 2008 federal fiscal years were 10.2%, 15.3% and 13.3%, respectively. The cohort default rates for the University of the Rockies for the 2010, 2009 and 2008 federal fiscal years were 4.0%, 3.3% and 2.5%, respectively. The draft cohort default rates for the 2011 federal fiscal year for Ashford University and University of the Rockies were 10.1% and 4.9%, respectively.
The August 2008 reauthorization of the Higher Education Act included significant revisions to the requirements concerning cohort default rates. Under the revised law, the period for which students' defaults on their loans are included in the calculation of an institution's cohort default rate was extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change was effective with the calculation of institutions' cohort default rates for the federal fiscal year ending September 30, 2009, which rates were calculated and issued by the Department in September 2012. The Department will not impose sanctions based on rates calculated under this new methodology until three consecutive years of rates have been calculated, which is expected to occur in 2014. Until that time, the Department will continue to calculate rates under the old calculation method and impose sanctions based on those rates. The revised law also increases the threshold for ending an institution's participation in the relevant Title IV programs from 25% to 30%, effective for final, published three-year cohort default rates for the 2009 federal fiscal year and later federal fiscal years. The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the Department has published official three-year cohort default rates. Ashford University's and University of the Rockies' official three-year cohort default rates for the 2009 cohort were 19.8% and 3.3%, respectively. The draft three-year cohort default rates for the 2010 federal fiscal year for Ashford University and the University of the Rockies were 16.3% and 8.0%, respectively.
Seasonality
Our operations are generally subject to seasonal trends. While we enroll students throughout the year, our fourth quarter revenue generally is lower than other quarters due to the holiday break in December. We generally experience a seasonal increase in new enrollments in August and September of each year when most other colleges and universities begin their fall semesters.
Critical Accounting Policies and Use of Estimates
For the three months ended March 31, 2013, there were no material changes to the critical accounting policies and estimates discussed in “MD&A-Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013.

Results of Operations
The following table sets forth the condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2013	2012
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	45.8	33.6
Admissions advisory and marketing	25.9	36.0
General and administrative	8.7	10.2
Total costs and expenses	80.4	79.8
Operating income	19.6	20.2
Other income, net	0.4	0.3
Income before income taxes	20.0	20.5
Income tax expense	7.9	7.7
Net income	12.1%	12.8%
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Revenue.    Our revenue for the three months ended March 31, 2013, was $222.0 million, representing a decrease of $28.4 million, or 11.4%, as compared to revenue of $250.4 million for the three months ended March 31, 2012. This decrease was primarily due to the enrollment decline of 17.0%, from 94,863 students at March 31, 2012, to 78,782 students at March 31, 2013. We earned technology fees of $9.1 million for the three months ended March 31, 2013, representing 4.1% of total revenue during the period, compared to technology fees of $15.8 million for the three months ended March 31, 2012, representing 6.3% of total revenue during that period. The decline in technology fees between periods is primarily due to the decline in new student enrollments between periods, and the change in technology fee structure for Ashford University. Effective January 1, 2013, Ashford University eliminated the one-time technology fee it currently charges students and replaced it with a per course charge. The overall decrease in revenue was partially offset by an increase due to the 3% tuition increase effective April 1, 2012.
Instructional costs and services.    Our instructional costs and services for the three months ended March 31, 2013, were $101.6 million, representing an increase of $17.4 million, or 20.7%, as compared to instructional costs and services of $84.2 million for the three months ended March 31, 2012. Specific increases between periods were direct compensation in the areas of academic management, financial aid support and student services of $6.7 million, support services of $4.6 million, facilities costs of $2.6 million, information technology costs of $1.9 million, and bad debt expense of $1.6 million. These increases were offset by decreases in financial aid processing fees of $1.1 million and instructor fees of $0.7 million. Instructional costs and services increased, as a percentage of revenue, to 45.8% for the three months ended March 31, 2013, as compared to 33.6% for the three months ended March 31, 2012. The increase of 12.2%, as a percentage of revenue, included relative increases in direct compensation of 4.2%, support services of 2.4%, bad debt expense of 1.5%, facilities of 1.5%, information technology costs of 1.2%, and instructor fees of 0.4%. As a percentage of revenue, bad debt expense was 8.2% for the three months ended March 31, 2013, compared to 6.7% for three months ended March 31, 2012. The increase in bad debt expense as a percentage of revenue is due to the timeliness of the financial aid packaging and we are allocating more resources to address this issue.
Admissions advisory and marketing expenses.    Our admissions advisory and marketing expenses for the three months ended March 31, 2013, were $57.5 million, representing a decrease of $32.5 million, or 36.1%, as compared to admissions advisory and marketing expenses of $90.0 million for the three months ended March 31, 2012. Specific factors contributing to the overall decrease between periods were decreases in selling compensation of $21.9 million due to fewer admissions and related personnel, decreases in advertising costs of $6.4 million, information technology costs of $2.5 million, and facilities costs of $1.8 million. Our admissions advisory and marketing expenses, as a percentage of revenue, decreased to 25.9% for the three months ended March 31, 2013, from 36.0% for the three months ended March 31, 2012. The decrease of 10.1% as a percentage of revenue was mainly due to the relative decreases in selling compensation of 7.4%, advertising costs of 1.7%, information technology costs of 0.8% and facilities costs of 0.4%. Spending in the areas of admissions advisory and marketing is expected to increase during the year as we continue our branding efforts.
General and administrative expenses.    Our general and administrative expenses for the three months ended March 31, 2013, were $19.4 million, representing a decrease of $6.1 million, or 24.1%, as compared to general and administrative expenses of $25.5 million for the three months ended March 31, 2012. The overall decrease between periods was primarily due to the $10.8 million legal expense in 2012 that did not occur in 2013, as well as decreases in other administrative of $1.3 million. These decreases were offset by increases in support services of $2.5 million, administrative compensation of $0.8 million and professional fees of $0.6 million. Our general and administrative expenses, as a percentage of revenue, decreased to 8.7% for the three months ended March 31, 2013, from 10.2% for the three months ended March 31, 2012. The decrease of 1.5% as a percentage of revenue was primarily due to the decrease in the legal expense of 4.4%, offset by relative increases in administrative compensation of 0.8%, support services of 0.6%, and professional fees of 0.4%.
Other income, net.    Other income, net, was $0.8 million for the three months ended March 31, 2013, as compared to $0.7 million for the three months ended March 31, 2012, representing an increase of $0.1 million. The increase was primarily due to increased interest income on higher average cash balances.
Income tax expense.    We recognized income tax expense for the three months ended March 31, 2013 and 2012, of $17.3 million and $19.3 million, respectively, at effective tax rates of 39.0% and 37.7%, respectively. The increase in our effective tax rate between periods was primarily due to lower pre-tax income and certain non-recurring state tax items.
Net income.    Net income was $27.0 million for the three months ended March 31, 2013, compared to net income of $32.0 million for the three months ended March 31, 2012, a decrease of $5.0 million, as a result of the factors discussed above.
Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the three months ended March 31, 2013 and 2012, primarily through cash provided by operating activities. Our cash and cash equivalents were $316.6 million at March 31, 2013, and $256.0 million at December 31, 2012. At March 31, 2013, and December 31, 2012, we had investments of $208.3 million and $258.7 million, respectively.
We manage our excess cash pursuant to the quantitative and qualitative operational guidelines of our cash investment policy. Our cash investment policy is managed by our chief financial officer and has the following primary objectives: preserving principal, meeting our liquidity needs, minimizing market and credit risk, and providing after-tax returns. Under the policy's guidelines, we invest our excess cash exclusively in high-quality, U.S. dollar-denominated financial instruments. For a discussion of the measures we use to mitigate the exposure of our cash investments to market risk, credit risk and interest rate risk, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this report.
We noted only a slight decrease in the fair value of our short and long-term investments at March 31, 2013, as compared to December 31, 2012. We believe that the fluctuations we have recently experienced are temporary in nature and we maintain that while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover the value.
Available borrowing facilities
On April 13, 2012, we entered into a $50 million revolving line of credit, or the Facility, pursuant to an Amended and Restated Revolving Credit Agreement, or the Revolving Credit Agreement, with the lenders signatory thereto and Comerica, as administrative agent for the lenders. The Revolving Credit Agreement amended, restated and superseded any prior loan documents. At our option, we may increase the size of the Facility up to $100 million (in certain minimum increments), subject to the terms and conditions of the Revolving Credit Agreement. Additionally, we may request swing-line advances under the Facility up to $3 million in the aggregate.
Under the Revolving Credit Agreement and the documents executed in connection therewith, collectively referred to as the Facility Loan Documents, the lenders have agreed to make loans to us and issue letters of credit on our behalf, subject to the terms and conditions of the Facility Loan Documents. The Facility has a term of three years and matures on April 13, 2015.

Interest and fees accruing under the Facility are payable quarterly in arrears and principal is payable at maturity. We may terminate the Facility upon five days notice, without premium or penalty, other than customary breakage fees.
The Facility Loan Documents contain other customary affirmative, negative and financial maintenance covenants, representations and warranties, events of default, and remedies upon an event of default, including the acceleration of debt and the right to foreclose on the collateral securing the Facility. As security for the performance of our obligations under the Facility Loan Documents, we granted the lenders a first priority security interest in substantially all of our assets, including our real property.
For more information about the Facility Loan Documents, see Note 7, “Credit Facilities,” to our condensed consolidated financial statements which are included elsewhere in this report.
As of March 31, 2013, we had no borrowings outstanding under the Facility. As of March 31, 2013, we used the availability under the Facility to issue letters of credit aggregating $5.8 million.
Stock repurchase program
On April 30, 2012, our board of directors authorized the repurchase of up to $75.0 million of our outstanding shares of common stock over the following 12 months. The repurchase program was authorized by our board of directors with the intention of creating additional value for stockholders. Under the repurchase program, we are authorized to purchase shares from time to time in the open market, through block trades or otherwise. No shares were repurchased under this program.
Title IV funding
Our institutions derive the substantial majority of their respective revenues from various federal student financial assistance programs authorized under Title IV of the Higher Education Act. Our institutions are subject to significant regulatory scrutiny on the basis of numerous standards that the institutions must satisfy in order to participate in Title IV programs. For more information regarding Title IV programs and the regulation thereof, see “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013. The balance of revenues derived by our institutions is from military and government reimbursement, payments made in cash by individuals, reimbursement from corporate affiliates, private loans and internal loan programs.
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
Operating activities
Net cash provided by operating activities was $15.6 million and $40.4 million for the three months ended March 31, 2013 and 2012, respectively. The overall decrease of $24.7 million between the two periods was primarily related to the decrease in the growth of deferred revenue and student deposits of $37.8 million between periods, as well as the decrease of $5.0 million in net income between periods. These decreases to cash provided by operating activities were offset by the decrease in the growth of accounts receivable of $26.7 million between periods. We expect to continue to generate cash from our operating activities for the foreseeable future.
Investing activities
Investing activities consisted primarily of maturities of investments. Net cash provided by investing activities was $44.9 million for the three months ended March 31, 2013 and net cash used in operating activities was $16.5 million for the three months ended March 31, 2012. During the three months ended March 31, 2013, we had maturities of $49.4 million. This compares to purchases of investments of $36.6 million and sales and maturities of $28.9 million in the same period in 2012. Capital expenditures for the three months ended March 31, 2013, were $3.0 million, compared with $7.2 million for the three months ended March 31, 2012. We will continue to invest in computer equipment and office furniture, as well as continuing to invest in infrastructure to support the expansion of our ground campuses. We expect our capital expenditures to be approximately $26.0 million in 2013.

Financing activities
Net cash provided by financing activities was $0.1 million and $4.4 million for the three months ended March 31, 2013, and 2012, respectively. During each of the three months ended March 31, 2013, and March 31, 2012, net cash provided by financing activities reflects the cash provided by option exercises and the related tax benefit of the option exercises.
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
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of March 31, 2013, our total available surety bond facility was $12.0 million and the surety had issued bonds totaling $8.7 million on our behalf under such facility.
Recent Accounting Pronouncements Not Yet Adopted
None.
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
Interest rate risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of March 31, 2013, we had no borrowings under the Facility.
Our future investment income may vary from expectations due to changes in interest rates. At March 31, 2013, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned from cash, cash equivalents or investments.

Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. At the time that our Annual Report on Form 10-K for the year ended December 31, 2012 was filed on March 12, 2013, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012. Subsequent to that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, were not effective as of December 31, 2012 or March 31, 2013 because of the material weakness in our internal control over financial reporting described below.
Material weakness in internal control over financial reporting
In connection with the preparation of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we concluded that there were matters that constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
We have concluded that there is a material weakness in internal control over financial reporting, as we did not maintain effective internal controls over the accounting for accounts receivable. Specifically, we determined 1) that the process for estimating the allowance for doubtful accounts in 2012 was not designed to appropriately incorporate all relevant qualitative factors and 2) that accounts receivable aging was not correct. These control deficiencies resulted in the revision of the Company's consolidated financial statements for the year ended December 31, 2012 and each of the interim periods during fiscal year 2012 related to the accounting for the valuation of the Company's accounts receivable. We have performed procedures over the estimate for the allowance for doubtful accounts to validate the amount of the revision. We believe we have corrected the financial accounting effects of these items, which resulted in an immaterial increase in bad debt expense for the year ended December 31, 2012 and each of the interim periods in fiscal year 2012. Accordingly, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2012 and March 31, 2013. We will revise our consolidated financial statements for the year ended December 31, 2012 and each of the interim periods in fiscal year 2012, related to the accounting for the allowance for doubtful accounts.
We are committed to remediating the control deficiencies that constitute the material weakness by implementing changes to our internal control over financial reporting. Our Chief Financial Officer is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weakness.
We have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through making improvements in the accounting processes, including additional oversight and review, and performing additional analytical procedures. We believe these measures will remediate the control deficiencies. However, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weakness, we may determine to take additional measures to address the control deficiencies.
Changes in internal control over financial reporting
There were changes in internal control of financial reporting, as discussed above under “Material weakness in internal control over financial reporting,” during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. Below is a list of certain material legal proceedings to which we or our subsidiaries are a party. For information regarding other material pending legal proceedings involving us and our subsidiaries, see “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 12, 2013. Except as specified below, there have been no material developments with respect to any of such proceedings since the filing of such report.
California Attorney General Investigation of For-Profit Educational Institutions
In January 2013, we received from the Attorney General of the State of California an Investigative Subpoena relating to the Attorney General's investigation of for-profit educational institutions. Pursuant to the Investigative Subpoena, the Attorney General has requested documents and detailed information for the time period March 1, 2009 to present. We are cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.
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
On October 22, 2012, the Sacharczyk and Stein actions were consolidated with the Franke action and the Court appointed the City of Atlanta General Employees Pension Fund and the Teamsters Local 677 Health Services & Insurance Plan as lead plaintiffs. A consolidated complaint was filed on December 21, 2012. We intend to vigorously defend against the consolidated action and filed a motion to dismiss on February 19, 2013, which is currently pending.
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
On October 11, 2012, the Adolph-Laroche action was consolidated with the Clark action and the case is now entitled In re Bridgepoint, Inc. Shareholder Derivative Action. A consolidated complaint was filed on December 18, 2012. The defendants filed a motion to stay the case while the underlying securities class action is pending. The motion was granted by the Court on April 11, 2013, however the Court scheduled a further status conference for September 6, 2013.

Qui Tam Complaints
In December 2012, we received notice that the U.S. Department of Justice had declined to intervene in a qui tam complaint filed in the U.S. District Court for the Southern District of California by Ryan Ferguson and Mark T. Pacheco under the Federal False Claims Act on March 10, 2011 and unsealed on December 26, 2012. The case is entitled United States of America, ex rel., Ryan Ferguson and Mark T. Pacheco v. Bridgepoint Education, Inc., Ashford University and University of the Rockies. The qui tam complaint alleges, among other things, that since March 10, 2005, we caused our institutions, Ashford University and University of the Rockies, to violate the Federal False Claims Act by falsely certifying to the U.S. Department of Education that the institutions were in compliance with various regulations governing the Title IV programs, including those that require compliance with federal rules regarding the payment of incentive compensation to enrollment personnel, student disclosures, and misrepresentation in connection with the institutions' participation in the Title IV programs. The complaint seeks significant damages, penalties and other relief. On April 30, 2013, the relators petitioned the Court for voluntary dismissal of the complaint without prejudice. The dismissal is currently pending court approval.
In January 2013, we received notice that the U.S. Department of Justice had declined to intervene in a qui tam complaint filed in the U.S. District Court for the Southern District of California by James Carter and Roger Lengyel under the Federal False Claims Act on July 2, 2010 and unsealed on January 2, 2013. The case is entitled United States of America, ex rel., James Carter and Roger Lengyel v. Bridgepoint Education, Inc., Ashford University. The qui tam complaint alleges, among other things, that since March 2005, we and Ashford University have violated the Federal False Claims Act by falsely certifying to the U.S. Department of Education that Ashford University was in compliance with federal rules regarding the payment of incentive compensation to enrollment personnel in connection with the institution's participation in Title IV programs. Pursuant to a stipulation between the parties, the relators filed an amended complaint on May 10, 2013 and our response to the amended complaint is due on June 24, 2013.  The amended complaint is substantially similar to the original complaint and seeks significant damages, penalties and other relief. We intend to vigorously defend against the allegations set forth in the amended complaint.
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
We and Ashford University intend to vigorously defend against these actions. On January 25, 2013, we filed motions to compel binding arbitration with the Court, which are currently pending.

Item 1A.    Risk Factors.
Investing in our common stock involves risk. In addition to the risk factors set forth below, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Our institutions' failure to maintain accreditation would result in a loss of eligibility to participate in Title IV programs. Ashford University has been placed on Notice by its principal accreditor and its accreditation is under review.
An institution must be accredited by an accrediting agency recognized by the U.S. Department of Education, or the Department, to participate in Title IV programs. Each of our institutions is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools, or HLC, which is recognized by the Department as a reliable authority regarding the quality of education and training provided by the institutions it accredits. To remain accredited, our institutions must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. If either of our institutions fails to satisfy any of HLC's standards, it could lose its accreditation.
Ashford University
On July 12, 2012, Ashford University received a letter from HLC stating that (1) Ashford University had been placed on special monitoring because of the decision by the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges, or WASC, to deny the institution initial accreditation and also because of certain other non-financial data provided by the institution that indicated a need for further commission review, and (2) the institution would be required to provide a report to HLC regarding its fulfillment of the commission's Criteria for Accreditation and Core Components, including the Minimum Expectations. Submission of the report was followed by an advisory visit.
On February 27, 2013, Ashford University received a letter from HLC stating that on February 21, 2013 the university was placed on Notice due to (1) its current non-compliance with HLC's jurisdictional policy, a policy that became effective on July 1, 2012 and requires a “substantial presence,” as defined by commission policy, in HLC's 19-state north central region, and (2) concerns regarding its future ability to remain in compliance with certain accreditation criteria, particularly the revised criteria that became effective on January 1, 2013. Specifically, HLC noted that its action in placing the university on Notice was related in part to the alignment of the university's mission with its instructional model, governance of the university independent from its corporate parent, sufficiency of faculty, assessment of student learning and use of data to improve graduation and retention rates, and shared governance structures involving faculty and administration.
Ashford University remains accredited. Notice is a commission sanction indicating that an institution is pursuing a course of action that, if continued, could lead it to be out of compliance with one or more criteria for accreditation. HLC determined that Ashford University is not currently in compliance with HLC's substantial presence policy and set forth procedures and a timeline for evaluating the university's implementation of its previously reviewed plan with respect to substantial presence in the event Ashford University does not gain accreditation from WASC. See the risk factor below entitled, “If Ashford University fails to demonstrate that it is within HLC's jurisdiction, the institution could lose accreditation.”
On or before July 19, 2013, Ashford University must provide a monitoring report to HLC stating whether the university has gained accreditation from WASC. If the university has not by such time been accredited by WASC, the university will also be required to host a focused evaluation no later than October 1, 2013, to evaluate, among other things, whether the university has completed specific steps, following its implementation plan, to establish presence in HLC's region as required pursuant to HLC's jurisdictional requirements. Ashford University will be required to host a focused evaluation on or before December 15, 2013 to examine retention, graduation and the university's progress in resolving the identified issues. This evaluation will take place whether or not the university gains WASC accreditation if HLC remains the gatekeeper for Ashford University's Title IV funds or if the university has not voluntarily resigned its HLC accreditation. In its letter, HLC states that its Board of Trustees will consider information provided in the monitoring report and in the October 2013 focused evaluation, if it is required, and the December 2013 focused evaluation at its meeting in February 2014 and take action as appropriate. HLC may remove the university from Notice, or in the event the identified concerns, including satisfaction of HLC's jurisdictional requirements, have not been satisfactorily addressed, place the university on probation or take other action, which could include a show-cause order or withdrawal of accreditation.

University of the Rockies
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
If Ashford University fails to demonstrate that it is within HLC's jurisdiction, the institution could lose accreditation.
In June 2010, the HLC Board of Trustees adopted revised bylaws which outline the basis on which an institution falls within HLC's jurisdiction. The revised bylaws provide, subject to specified grace periods and grandfathering provisions, that an institution must be incorporated within a state in HLC's 19-state north central region and also have a “substantial presence” in the region, as defined by commission policy, to be considered within the commission's jurisdiction. In November 2010, HLC adopted a policy which specifies that an institution is considered to have a “substantial presence” in the north central region only if the institution can demonstrate to the commission that its operations are substantially in the north central region. The institution must provide evidence that the majority of its educational administration and activity, business operations and executive and administrative leadership are located or operating within the north central region and that it has at least one campus or additional location, as applicable, located in the north central region.
Ashford University has its campus in, is incorporated in, and has business operations, administration and leadership in Iowa, which is located in the north central region. Ashford University also has business operations, administration and leadership located outside of the north central region.
On November 30, 2012, Ashford University provided the commission with an implementation plan that demonstrates how the institution will comply with the commission's policy on substantial presence in the event that a migration to WASC either will not occur or is significantly delayed. As discussed in the risk factor above entitled, “Our institutions' failure to maintain accreditation would result in a loss of eligibility to participate in Title IV programs. Ashford University has been placed on Notice by its principal accreditor and its accreditation is under review,” if the university is not accredited by WASC on or before July 19, 2013, the university will be required to host a focused evaluation no later than October 1, 2013 to evaluate whether it has completed specific steps, following its implementation plan, to establish presence in the north central region.
Loss of accreditation would denigrate the value of Ashford University's educational programs and would cause the institution to lose its eligibility to participate in Title IV programs, which would have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations. If Ashford University is required to comply with HLC's jurisdictional requirements, it will implement a plan to consolidate a significant portion of its educational administration and activity, business operations and executive and administrative leadership in the north central region, which could result in management distraction, business disruption and have a material adverse effect on our financial condition, cash flows and results of operations.
Ashford University's application for initial accreditation to WASC was denied, which has adversely affected the institution's academic reputation and may negatively impact its ability to enroll and retain students. The institution's attempt to reapply for initial accreditation may also be unsuccessful.
In September 2010, Ashford University initiated the process of seeking regional accreditation from WASC. If Ashford University is unable to obtain initial accreditation from WASC, the institution's academic reputation and enrollments could be negatively affected. Additionally, if Ashford University does not receive WASC accreditation and loses accreditation from HLC (see the risk factors above entitled “If Ashford University fails to demonstrate that it is within HLC's jurisdiction, the institution could lose accreditation” and “Our institutions' failure to maintain accreditation would result in a loss of eligibility to participate in Title IV programs. Ashford University has been placed on Notice by its principal accreditor and its accreditation is under review”), the institution would no longer be accredited by an accrediting body recognized by the Department and would be ineligible to participate in Title IV programs until it obtained accreditation by another accrediting body recognized by the Department, at which time it would need to file an application with the Department for reinstatement. Under Department regulations, an institution may not be considered eligible to participate in the Title IV programs for 24 months after it has had its accreditation withdrawn, revoked, or otherwise terminated for cause, unless the accrediting agency that took such action rescinds the action. If Ashford University becomes ineligible to participate in Title IV programs, it would have a material adverse effect on enrollments, revenue, financial condition, cash flows and results of operations.
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
In addition, unless Ashford University receives accreditation by WASC, in order to remain eligible for Title IV programs, the institution will be required to maintain its accreditation with HLC, including satisfying the commission's jurisdictional requirements, which would require the institution to consolidate a significant portion of its educational administration and activity, business operations and executive and administrative leadership in HLC's north central region. Such consolidation could result in management distraction, business disruption and have a material adverse impact on our financial condition, cash flows and results of operations. Currently, the institution's academic and administrative activity is concentrated in San Diego, California. For more information regarding HLC's jurisdictional rules and related risks, see the risk factor above entitled “If Ashford University fails to demonstrate that it is within HLC's jurisdiction, the institution could lose accreditation.”
As a result of recent negative publicity and changes that have been made, or may be required by Ashford University's accreditors, to the institution's operations and business model, including the possibility that our institutions will be required to relocate their California-based operations and employees to HLC's north central region, our historical financial and business results may not necessarily be representative of future results.
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
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.
We have concluded that there is a material weakness in internal control over financial reporting, as we did not maintain effective internal controls over the accounting for accounts receivable. Specifically, we determined 1) that the process for estimating the allowance for doubtful accounts in 2012 was not designed to appropriately incorporate all relevant qualitative factors and 2) that accounts receivable aging was not correct. Although we have performed testing to validate the accuracy of the corrected aging and considered the appropriate qualitative factors, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2012 and March 31, 2013.
Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See also “Item 4. Controls and Procedures.” The existence of this issue could adversely affect us, our reputation or investor perceptions of us. We have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through making improvements in the accounting processes, including additional oversight and review, and performing additional analytical procedures. We expect to incur additional costs remediating this material weakness. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight.
Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our measures may not prove to be successful in remediating this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.
Enrollments and revenues could decrease and our compliance with the 90/10 rule could be negatively affected if  government tuition assistance offered to military personnel is reduced or eliminated, if scholarships which we offer to military personnel are reduced or eliminated, or if our relationships with military bases deteriorate.
As of March 31, 2013, approximately 23.1% of our institutions' students were affiliated with the military, some of whom are eligible to receive tuition assistance from the government, which they may use to pursue postsecondary degrees. The Budget Control Act of 2011 and the Statutory Pay-As-You-Go Act of 2010 each provide for the possibility of automatic across the-board reductions in federal spending (also known as “sequestration”) as a budgetary enforcement tool. Sequestration began on March 1, 2013 and could remain in effect over an extended period. On March 2, 2013, the U.S. Navy announced that tuition assistance would be suspended for new enrollments for U.S. Marines. On March 8, 2013, the U.S. Army announced a suspension of tuition assistance for new enrollments by U.S. Army service members. On March 11, 2012, the U.S. Air Force suspended tuition assistance for new enrollments as well. On March 26, 2013, the Consolidated and Further Continuing Appropriations Act, 2013, requiring the military departments to carry out tuition assistance programs for members of the armed services at appropriated levels defined in the Act, was enacted.  As a result, the availability of tuition assistance was resumed for qualified new enrollments within the U.S. Marines effective April 8, 2013, within the U.S. Army on April 9, 2013, and the U.S. Air Force on April 10, 2013.  If tuition assistance suspensions are restored, expanded or maintained over a protracted period, or if governmental tuition assistance programs to active duty members of the military are otherwise reduced or eliminated, or if our relationship with any military base deteriorates, enrollments could suffer, which could have a material adverse effect on our financial condition, cash flows and results of operations. Reductions in tuition assistance could also negatively affect our compliance with the 90/10 rule.  The 90/10 rule provides that if an institution derives more than 90% of its revenues from Title IV program funds for two consecutive fiscal years, the institution loses eligibility to participate in Title IV programs. Additionally, we provide scholarships to students who are affiliated with the military. If we reduce or eliminate our scholarships, enrollments by military personnel may suffer. In addition, if we increase our scholarships, our per student revenue from military affiliated personnel will decline.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Not Applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit		Description
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on May 21, 2009).
3.2		Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Form S-1 filed on March 20, 2009).
4.1		Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1 filed on March 30, 2009).
4.2		Second Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.4 to the Form S-1 filed on September 4, 2009).
10.1	+	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (Non-Employee Director - Annual Grant)
10.2	+	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (General - Annual Grant)
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
The following financial information from our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the SEC on May 15, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of March 31, 2013, and December 31, 2012; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) the Condensed Consolidated Statement of Stockholder's Equity for the three months ended March 31, 2013; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements.

*     XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.
+     Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.

May 15, 2013	/s/ DANIEL J. DEVINE
Daniel J. Devine Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)