Form 10-K/A
period 2012-12-31
Bridgepoint Education Inc
filed 2013-05-17
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

BRIDGEPOINT EDUCATION, INC.
FORM 10-K/A

EXPLANATORY NOTE
The Registrant is filing this Amendment No. 1 on Form 10-K/A (this “Amended Filing”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“Original Filing”) to: (i) reissue the Report of the Independent Registered Public Accounting Firm to change the firm's opinion regarding the effectiveness of the Registrant's internal control over financial reporting as of December 31, 2012; (ii) restate management's conclusions regarding controls and procedures as of December 31, 2012; (iii) add discussion of the risks associated with a material weakness in internal control over financial reporting as of December 31, 2012 and (iv) reissue the financial statements as a result of the revision for bad debt expense. Accordingly, the Registrant hereby amends and replaces in their entirety Items 1A, 6, 7, 8 and 9A in the Original Filing. For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect these revisions.
The Registrant has concluded that there is a material weakness in internal control over financial reporting, specifically, 1) that the process for estimating the allowance for doubtful accounts in 2012 was not designed to appropriately incorporate all relevant qualitative factors, and 2) that accounts receivable aging was not correct. The Registrant performed testing to validate the accuracy of the corrected aging and considered the appropriate qualitative factors, and concluded that these matters relating to bad debt expense estimates constitute a material weakness. Accordingly, management has determined that the Registrant's disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2012.
As required by Rule 12b-15, the Registrant's principal executive officer and principal financial officer are providing new currently dated certifications. In addition, the Company is filing a new consent of PricewaterhouseCoopers LLP. Accordingly, the Registrant hereby amends Item 15 in the Original Filing to reflect the filing of the new certifications and consent.
Except as described above, this Amended Filing does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amended Filing speaks only as of the date the Original Filing was filed, and the Registrant has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amended Filing should be read in conjunction with the Registrant's filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K/A contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Bridgepoint Education, Inc. (the “Company,” “Bridgepoint,” “we,” “us” or “our”) including, without limitation, statements regarding:

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
We have concluded that there is a material weakness in internal control over financial reporting, as we did not maintain effective internal controls over the accounting for accounts receivable. Specifically, we determined 1) that the process for estimating the allowance for doubtful accounts in 2012 was not designed to appropriately incorporate all relevant qualitative factors and 2) that accounts receivable aging was not correct. Although we have performed testing to validate the accuracy of the corrected aging and considered the appropriate qualitative factors, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2012.
Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See also “Item 9A. Controls and Procedures.” The existence of this issue could adversely affect us, our reputation or investor perceptions of us. We have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through making improvements in the accounting processes, including additional oversight and review, and performing additional analytical procedures. We expect to incur additional costs remediating this material weakness. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight.
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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Revenue	$968,171	$933,349	$713,233	$454,324	$218,290
Operating income(1)(5)	195,464	273,747	216,421	81,730	33,420
Net income(5)	123,421	172,764	127,580	47,105	26,431
Accretion of preferred dividends(2)	—	—	—	(645)	(2,006)
Net income available to common stockholders(5)	123,421	172,764	127,580	46,460	24,425
Earnings per common share(3)(5):
Basic	$2.33	$3.30	$2.37	$0.85	$0.38
Diluted	2.21	3.02	2.14	0.74	0.16

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$514,670	$407,207	$299,129	$170,550	$56,483
Total assets(5)	750,787	613,636	471,225	295,231	129,246
Total indebtedness (including short-term indebtedness)	—	—	—	635	684
Redeemable convertible preferred stock	—	—	—	—	27,062
Total stockholders' equity(5)	491,570	353,648	238,241	134,609	6,109

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except enrollment data)
Consolidated Other Data:
Cash flows provided by (used in):
Operating activities	$143,185	$220,808	$189,949	$131,727	$70,748
Investing activities	(23,009)	(208,048)	(94,472)	(70,030)	(16,550)
Financing activities	1,868	(67,357)	(32,521)	7,382	(5,066)
Period-end enrollment (unaudited)(4):
Online	80,791	85,527	77,033	53,048	30,921
Campus-based	1,019	1,115	859	640	637
Total	81,810	86,642	77,892	53,688	31,558

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

(5)
We identified an out of period adjustment for bad debt expense related to the aging of our accounts receivable, which should have been recognized during the year ended December 31, 2012. We evaluated the cumulative impact of this on prior periods under the guidance in ASC 250-10 relating to SEC Staff Accounting Bulletin (“SAB”) No. 99, “Materiality.” We also evaluated the impact of correcting this and concluded, based on the guidance within ASC 250-10 relating to SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to revise our previously issued financial statements to reflect the impact of this correction. Through this revision, we increased and corrected bad debt expense by a total of $7.2 million (pre-tax) in the fiscal year ended December 31, 2012. For additional information, see Note 2, “Summary of Significant Accounting Policies - Revision of Previously Issued Financial Statements” in Part II, Item 8, included elsewhere in this report.

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
Revision of Previously Issued Financial Statements
We identified an out of period adjustment for bad debt expense related to the aging of our accounts receivable, which should have been recognized during the year ended December 31, 2012. We evaluated the cumulative impact of this on prior periods and concluded to revise our previously issued financial statements to reflect the impact of this correction. Through this revision, we increased and corrected bad debt expense by a total of $7.2 million (pre-tax) in the fiscal year ended December 31, 2012. The amounts in Item 7 of this report are reflective of this revision. For additional information, see Note 2, “Summary of Significant Accounting Policies - Revision of Previously Issued Financial Statements” in Part II, Item 8, included elsewhere in this report.
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

	Year Ended December 31,
	2012	2011	2010
Consolidated Statement of Income Data:
Revenue	$968,171	$933,349	$713,233
Operating Income	195,464	273,747	216,421
Consolidated Other Data:
Period-end enrollment (unaudited)(1)
Online	80,791	85,527	77,033
Campus-based	1,019	1,115	859
Total	81,810	86,642	77,892

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

Results of Operations
The following table sets forth our consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Instructional cost and services	37.4%	32.6%	30.6%
Admissions advisory and marketing	35.0%	31.9%	32.5%
General and administrative	7.3%	6.2%	6.6%
Total costs and expenses	79.7%	70.7%	69.7%
Operating income	20.3%	29.3%	30.3%
Other income, net	0.3%	0.3%	0.2%
Income before income taxes	20.6%	29.6%	30.5%
Income tax expense	7.9%	11.1%	12.6%
Net income	12.7%	18.5%	17.9%
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
Instructional costs and services. Our instructional costs and services for 2012 were $362.5 million, an increase of $58.7 million, or 19.3%, as compared to $303.9 million for 2011. This increase was primarily due to additional costs we undertook to support the student enrollment. Specific increases between periods include increases in direct compensation of $20.6 million (which include the areas of academic management, financial aid support and student services), bad debt expense of $15.2 million, information technology costs of $9.3 million, facilities costs of $7.3 million, instructor fees of $6.9 million, and support services of $1.9 million. These increases are offset by decreases in financial aid processing fees of $6.8 million. Instructional costs and services increased, as a percentage of revenue, to 37.4% for 2012, as compared to 32.6% for 2011. The increase of 4.8% as a percentage of revenue included relative increases in direct compensation of 1.8%, bad debt expense of 1.3%, information technology costs of 0.9%, facilities costs of 0.7%, instructor fees of 0.5% and support services of 0.1%, offset by relative decreases in financial aid processing of 0.8%. As a percentage of revenue, bad debt expense was 7.6% for 2012, compared to 6.3% for 2011. The increase in bad debt expense as a percentage of revenue is due to internal processing issues involving existing students and the timeliness of their financial aid packaging for their new academic years.
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
Income tax expense. Income tax expense for 2012 was $75.4 million, a decrease of $28.3 million from $103.8 million for 2011, at effective tax rates of 37.9% and 37.5% for 2012 and 2011, respectively. The increase in our effective tax rate between periods was primarily due to an expanded presence in the state of Colorado.
Net income. Our net income for 2012 was $123.4 million, a decrease of $49.3 million, as compared to net income of $172.8 million for 2011, due to the factors discussed above.
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

Operating activities
Net cash provided by operating activities was $143.2 million, $220.8 million and $189.9 million for 2012, 2011 and 2010, respectively. The decrease of $77.6 million in 2012 was primarily related to the decrease of $49.3 million in net income between periods, as well as to an increase in the growth of accounts receivable of $20.8 million and a decrease in the growth of deferred revenue and student deposits of $22.3 million between periods. We expect to continue to generate cash from our operating activities for the foreseeable future.
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BRIDGEPOINT EDUCATION, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Bridgepoint Education, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Bridgepoint Education Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the design of internal controls over the estimation of the allowance for doubtful accounts existed as of that date. Accordingly, management's report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the design of the internal control over the estimation of the allowance for doubtful accounts described in management's report existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We do not express an opinion or any other form of assurance on management's statement referring to their corrective action plan.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 12, 2013, except for effects of the revision described in Note 2 to the consolidated financial statements and the matters described in the penultimate paragraph of Management's Report on Internal Control over Financial Reporting as to which the date is May 17, 2013.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

BRIDGEPOINT EDUCATION, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$255,965	$133,921
Restricted cash	—	25
Investments	136,967	153,779
Accounts receivable, net	67,927	62,156
Deferred income taxes	10,936	5,429
Prepaid expenses and other current assets	19,810	17,199
Total current assets	491,605	372,509
Property and equipment, net	95,966	89,667
Investments	121,738	119,507
Student loans receivable, net	15,143	9,255
Goodwill and intangibles, net	10,739	7,037
Deferred income taxes	13,266	11,200
Other long-term assets	2,330	4,461
Total assets	$750,787	$613,636
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,588	$8,961
Accrued liabilities	44,640	40,205
Deferred revenue and student deposits	175,057	185,446
Total current liabilities	224,285	234,612
Rent liability	25,173	16,595
Other long-term liabilities	9,759	8,781
Total liabilities	259,217	259,988
Commitments and contingencies (see Note 20)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both December 31, 2012, and December 31, 2011	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 61,406 issued and 54,099 outstanding at December 31, 2012; 58,981 issued and 51,731 outstanding at December 31, 2011	614	590
Additional paid-in capital	151,709	137,447
Retained earnings	474,598	351,177
Accumulated other comprehensive gain (loss)	222	(595)
Treasury stock, 7,307 shares at cost at December 31, 2012, and 7,250 shares at cost at December 31, 2011	(135,573)	(134,971)
Total stockholders' equity	491,570	353,648
Total liabilities and stockholders' equity	$750,787	$613,636
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue	$968,171	$933,349	$713,233
Costs and expenses:
Instructional costs and services	362,523	303,860	218,597
Admissions advisory and marketing	339,209	297,619	231,959
General and administrative	70,975	58,123	46,256
Total costs and expenses	772,707	659,602	496,812
Operating income	195,464	273,747	216,421
Other income, net	3,370	2,768	1,358
Income before income taxes	198,834	276,515	217,779
Income tax expense	75,413	103,751	90,199
Net income	$123,421	$172,764	$127,580
Earnings per common share:
Basic	$2.33	$3.30	$2.37
Diluted	2.21	3.02	2.14
Weighted average number of common shares outstanding used in computing earnings per common share:
Basic	52,947	52,291	53,724
Diluted	55,946	57,133	59,631
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$123,421	$172,764	$127,580
Other comprehensive gain (loss), net of tax:
Unrealized gains (losses) on investments	817	(595)	—
Comprehensive income	$124,238	$172,169	$127,580
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain/(Loss)	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2009	54,266	$543	$83,233	$50,833	$—	$—	$134,609
Stock-based compensation	—	—	7,939	—	—	—	7,939
Exercise of stock options	1,181	11	1,029	—	—	—	1,040
Excess tax benefit of option exercises	—	—	6,966	—	—	—	6,966
Stock issued under employee stock purchase plan	77	1	1,106	—	—	—	1,107
Exercise of warrants	277	3	1,190	—	—	—	1,193
Repurchase of common stock	—	—	—	—	—	(42,193)	(42,193)
Net Income	—	—	—	127,580	—	—	127,580
Balance at December 31, 2010	55,801	558	101,463	178,413	—	(42,193)	238,241
Stock-based compensation	—	—	10,595	—	—	—	10,595
Exercise of stock options	3,070	31	4,858	—	—	—	4,889
Excess tax benefit of option exercises	—	—	19,096	—	—	—	19,096
Stock issued under employee stock purchase plan	67	1	1,329	—	—	—	1,330
Exercise of warrants	43	—	106	—	—	—	106
Repurchase of common stock	—	—	—	—	—	(92,778)	(92,778)
Net income	—	—	—	172,764	—	—	172,764
Unrealized losses on investments, net of tax	—	—	—	—	(595)	—	(595)
Balance at December 31, 2011	58,981	590	137,447	351,177	(595)	(134,971)	353,648
Stock-based compensation	—	—	13,729	—	—	—	13,729
Exercise of stock options	2,212	22	2,235	—	—	—	2,257
Tax withholdings related to net issuance of stock options	—	—	(10,418)	—	—	—	(10,418)
Excess tax benefit of option exercises	—	—	8,145	—	—	—	8,145
Stock issued under employee stock purchase plan	99	1	1,339	—	—	—	1,340
Stock issued under restricted stock plan	33	—	(313)	—	—	—	(313)
Exercise of warrants	81	1	489	—	—	—	490
Tax withholdings related to net issuance of warrants	—	—	(944)	—	—	—	(944)
Repurchase of common stock	—	—	—	—	—	(602)	(602)
Net income	—	—	—	123,421	—	—	123,421
Unrealized gains on investments, net of tax	—	—	—	—	817	—	817
Balance at December 31, 2012	61,406	$614	$151,709	$474,598	$222	$(135,573)	$491,570
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$123,421	$172,764	$127,580
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	73,696	58,511	39,631
Depreciation and amortization	17,424	12,743	8,565
Amortization of premium/discount	6,805	3,969	663
Deferred income taxes	(9,972)	6,606	(5,366)
Stock-based compensation	13,729	10,595	7,939
Excess tax benefit of option exercises	(10,058)	(19,096)	(6,966)
Loss on disposal of fixed assets	1,153	13	73
Changes in operating assets and liabilities:
Accounts receivable	(81,577)	(60,817)	(54,101)
Prepaid expenses and other current assets	(1,056)	(2,104)	(2,665)
Student loans receivable	(3,778)	(7,947)	(2,444)
Other long-term assets	2,131	253	(1,964)
Accounts payable and accrued liabilities	12,100	27,509	18,530
Deferred revenue and student deposits	(10,389)	11,870	51,824
Other liabilities	8,772	5,882	4,038
Uncertain tax position	784	57	4,612
Net cash provided by operating activities	143,185	220,808	189,949
Cash flows from investing activities
Capital expenditures	(25,296)	(34,492)	(26,568)
Purchases of investments	(179,387)	(337,084)	(111,690)
Restricted cash	25	—	—
Capitalized curriculum development costs	(5,262)	(3,521)	(1,214)
Sales and maturities of investments	186,911	167,049	45,000
Net cash used in investing activities	(23,009)	(208,048)	(94,472)
Cash flows from financing activities
Proceeds from exercise of stock options	2,257	4,889	1,040
Tax withholdings related to net issuance of stock options	(10,418)	—	—
Excess tax benefit of option exercises	10,058	19,096	6,966
Proceeds from the issuance of stock under employee stock purchase plan	1,340	1,330	1,107
Proceeds from the exercise of warrants	490	106	1,193
Tax withholdings related to net issuance of warrants	(944)	—	—
Issuance of restricted stock	(313)	—	—
Payments on leases payable	—	—	(634)
Repurchase of common stock	(602)	(92,778)	(42,193)
Net cash provided by (used in) financing activities	1,868	(67,357)	(32,521)
Net increase (decrease) in cash and cash equivalents	122,044	(54,597)	62,956
Cash and cash equivalents at beginning of period	133,921	188,518	125,562
Cash and cash equivalents at end of period	$255,965	$133,921	$188,518

Supplemental disclosure of cash flow information
Cash paid for interest	$130	$56	$57
Cash paid for income taxes	$65,075	$76,731	$88,883

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$509	$2,489	$1,707
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
Revision of Previously Issued Financial Statements
The Company identified an out of period adjustment for bad debt expense related to the aging of the Company's accounts receivable, which should have been recognized during the year ended December 31, 2012. The Company evaluated the cumulative impact of this on prior periods under the guidance in ASC 250-10 relating to SEC Staff Accounting Bulletin (“SAB”) No. 99, “Materiality.” The Company also evaluated the impact of correcting this through an adjustment to its financial statements and concluded, based on the guidance within ASC 250-10 relating to SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to revise its previously issued financial statements to reflect the impact of this correction. Through this revision, the Company has increased and corrected bad debt expense by a total of $7.2 million (pre-tax) in the fiscal year ended December 31, 2012. Prior periods will be revised as filed in connection with the filing of the Company's Form 10-Q's in 2013.
The table below presents the impact of this revision on the Company's consolidated balance sheet data as of December 31, 2012, the consolidated statement of income data and consolidated cash flow data for the year ended December 31, 2012. There was no impact to the total cash flows from operating activities due to the revision. The following table is presented in thousands, except per share data:

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	As Reported	As Revised
	As of December 31, 2012
Consolidated balance sheet data:
Accounts receivable, net	$75,177	$67,927
Deferred income taxes	$8,228	$10,936
Total current assets	$496,147	$491,605
Total assets	$755,329	$750,787
Retained earnings	$479,140	$474,598
Total stockholders’ equity	$496,112	$491,570
Total liabilities and stockholders’ equity	$755,329	$750,787

	Year ended December 31, 2012
Consolidated statement of income data:
Instructional costs and services	$355,273	$362,523
Total costs and expenses	$765,457	$772,707
Operating income	$202,714	$195,464
Income before income taxes	$206,084	$198,834
Income tax expense	$78,121	$75,413
Net income	$127,963	$123,421
Earnings per share:
Basic	$2.42	$2.33
Diluted	$2.29	$2.21
Consolidated statement of cash flow data:
Net income	$127,963	$123,421
Provision for bad debts	$66,446	$73,696
Deferred income taxes	$(7,264)	$(9,972)
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
5. Receivables
Accounts receivable, net, consist of the following (in thousands):

	As of December 31,
	2012	2011
Accounts receivable	$114,635	$97,783
Less allowance for doubtful accounts	46,708	35,627
Accounts receivable, net	$67,927	$62,156

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
The following table presents the changes in the allowance for doubtful accounts for both accounts receivable and student loans receivable for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the year ended December 31, 2012	$35,627	$73,581	$(62,500)	$46,708
For the year ended December 31, 2011	28,090	57,077	(49,540)	35,627
For the year ended December 31, 2010	16,171	38,918	(26,999)	28,090

Allowance for doubtful student loans receivable:
For the year ended December 31, 2012	$2,338	$115	$(146)	$2,307
For the year ended December 31, 2011	904	1,434	—	2,338
For the year ended December 31, 2010	191	713	—	904

(1)	Deductions represent accounts written off, net of recoveries.
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
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income	$123,421	$172,764	$127,580
Denominator:
Weighted average number of common shares outstanding	52,947	52,291	53,724
Effect of dilutive options and restricted stock units	2,762	4,572	5,581
Effect of dilutive warrants	237	270	326
Diluted weighted average number of common shares outstanding	55,946	57,133	59,631
Earnings per common share:
Basic earnings per common share	$2.33	$3.30	$2.37
Diluted earnings per common share	2.21	3.02	2.14
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
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$77,720	$88,513	$76,649
State	7,665	8,632	18,916
	85,385	97,145	95,565
Deferred:
Federal	(9,246)	6,997	(5,485)
State	(726)	(391)	119
	(9,972)	6,606	(5,366)
Total	$75,413	$103,751	$90,199

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Deferred tax assets and liabilities are comprised of the following (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss	$258	$694
Fixed assets	233	221
Bad debt	7,479	1,853
Vacation accrual	2,815	2,057
Stock-based compensation	13,299	17,175
Deferred rent	9,404	6,151
State tax	2,541	2,678
Bonus accrual	599	492
Unearned interest	731	—
Unrealized loss on investments	—	351
Other	386	234
Total deferred tax assets	37,745	31,906
Valuation allowance	—	—
Net deferred tax assets	37,745	31,906
Deferred tax liabilities:
Fixed assets and intangibles	(13,411)	(15,277)
Unrealized gain on investments	(132)	—
Total deferred tax liabilities	(13,543)	(15,277)
Total net deferred tax assets	$24,202	$16,629
The current year change in net deferred tax assets of $7.6 million is comprised of net deferred expense of $10.0 million recorded through income tax expense, offset by the $1.9 million tax benefit shortfall recorded to additional paid in capital, and the $0.5 million tax effect of unrealized gain on investments recorded through other comprehensive income.
Deferred taxes are reflected in the balance sheet as follows (in thousands):

	As of December 31,
	2012	2011
Current deferred tax assets	$10,936	$5,429
Current deferred tax liabilities	—	—
Noncurrent deferred tax assets	13,266	11,200
Noncurrent deferred tax liabilities	—	—
Total	$24,202	$16,629
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
A reconciliation of the income tax expense computed using the U.S. federal statutory tax rate of 35% and the Company's provision for income taxes follows (in thousands):

	Year Ended December 31,
	2012		2011		2010
Computed expected federal tax expense	$69,592	35.0%	$96,780	35.0%	$76,223	35.0%
State taxes, net of federal benefit	4,700	2.4	5,434	2.0	10,238	4.7
Permanent differences	1,074	0.5	1,601	0.6	335	0.1
Uncertain tax positions	31	—	(192)	(0.1)	3,401	1.6
Other	16	—	128	—	2	—
Income tax expense	$75,413	37.9%	$103,751	37.5%	$90,199	41.4%
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
22. Quarterly Results of Operations (Unaudited)
The following tables set forth unaudited results of operations and certain operating data for each quarter during 2012 and 2011. The Company believes that the information reflects all adjustments necessary to present fairly the information below. Basic and diluted earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per common share information may not equal annual basic and diluted earnings per common share.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2012
Revenue	$250,437	$256,302	$252,076	$209,356
Operating income	50,629	68,782	47,109	28,944
Net income	31,971	43,258	29,820	18,372
Earnings per common share:
Basic	$0.61	$0.82	$0.56	$0.34
Diluted	0.57	0.77	0.53	0.33

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2011
Revenue	$229,432	$239,880	$242,771	$221,266
Operating income	86,112	82,549	69,773	35,313
Net income	53,919	52,149	43,811	22,885
Earnings per common share:
Basic	$1.02	$0.99	$0.85	$0.44
Diluted	0.92	0.90	0.78	0.41
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
Additionally, we identified an out of period adjustment for bad debt expense related to the aging of our accounts receivable, which should have been recognized during the year ended December 31, 2012. We evaluated the cumulative impact of this on prior periods and concluded to revise our previously issued financial statements to reflect the impact of this correction. Through this revision, we increased and corrected bad debt expense by a total of $7.2 million (pre-tax) in the fiscal year ended December 31, 2012. The amounts in the tables above are reflective of this revision and its impact on the Company's consolidated statement of income data for the quarterly periods during the year ended December 31, 2012. For additional information, see also Note 2, “Summary of Significant Accounting Policies - Revision of Previously Issued Financial Statements.”
The following table depicts the Company's operating expenses as previously reported, as well as currently reclassified and revised, on its condensed consolidated statements of income for each of the three months periods noted below (in thousands):

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
The table below represents the impact of the revision on the Company's consolidated balance sheet data as of December 31, 2012, the consolidated statement of income data and consolidated cash flow data for the year ended December 31, 2012, as well as the impact on the quarterly periods during the year ended December 31, 2012. There was no impact to the total cash

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

flows from operating activities in any of the periods presented due to the revision. The following table is presented in thousands, except per share data:

	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Consolidated balance sheet data:	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012
Accounts receivable, net	$92,853	$91,129	$99,617	$91,139	$111,010	$99,919	$75,177	$67,927
Deferred income taxes	N/A	N/A	N/A	N/A	N/A	N/A	$8,228	$10,936
Total current assets	$442,893	$441,169	$468,242	$459,764	$463,606	$452,515	$496,147	$491,605
Total assets	$684,171	$682,447	$731,597	$723,119	$747,190	$736,099	$755,329	$750,787
Accrued liabilities	$67,409	$66,755	$57,858	$54,650	$56,609	$52,313	N/A	N/A
Total current liabilities	$261,229	$260,575	$251,220	$248,012	$236,121	$231,925	N/A	N/A
Total liabilities	$289,950	$289,296	$282,541	$279,333	$269,761	$265,565	N/A	N/A
Retained earnings	$384,218	$383,148	$431,676	$426,406	$463,121	$456,226	$479,140	$474,598
Total stockholders’ equity	$394,221	$393,151	$449,056	$443,786	$477,429	$470,534	$496,112	$491,570
Total liabilities and stockholders’ equity	$684,171	$682,447	$731,597	$723,119	$747,190	$736,099	$755,329	$750,787
	Three Months Ended
Consolidated statement of income data:	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012
Instructional costs and services (1)	$82,500	$84,224	$78,525	$85,279	$88,373	$90,986	$105,875	$102,034
Total costs and expenses	$198,084	$199,808	$180,766	$187,520	$202,354	$204,967	$184,253	$180,412
Operating income	$52,353	$50,629	$75,536	$68,782	$49,722	$47,109	$25,103	$28,944
Income before income taxes	$53,036	$51,312	$76,390	$69,636	$50,677	$48,064	$25,980	$29,822
Income tax expense	$19,995	$19,341	$28,932	$26,378	$19,232	$18,244	$9,962	$11,450
Net income	$33,041	$31,971	$47,458	$43,258	$31,445	$29,820	$16,019	$18,372
Earnings per share:
Basic	$0.64	$0.61	$0.90	$0.82	$0.59	$0.56	$0.30	$0.34
Diluted	$0.59	$0.57	$0.84	$0.77	$0.56	$0.53	$0.29	$0.33
	Year to Date Period Ended
Consolidated statement of income data:	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012
Instructional costs and services (1)	$82,500	$84,224	$161,025	$169,503	$249,398	$260,489	$355,273	$362,523
Total costs and expenses	$198,084	$199,808	$378,850	$387,328	$581,204	$592,295	$765,457	$772,707
Operating income	$52,353	$50,629	$127,889	$119,411	$177,611	$166,520	$202,714	$195,464
Income before income taxes	$53,036	$51,312	$129,426	$120,948	$180,103	$169,012	$206,084	$198,834
Income tax expense	$19,995	$19,341	$48,927	$45,719	$68,159	$63,963	$78,121	$75,413
Net income	$33,041	$31,971	$80,499	$75,229	$111,944	$105,049	$127,963	$123,421
Earnings per share:
Basic	$0.64	$0.61	$1.54	$1.44	$2.13	$2.00	$2.42	$2.33
Diluted	$0.59	$0.57	$1.43	$1.34	$2.00	$1.87	$2.29	$2.21
Consolidated statement of cash flow data:
Net income	$33,041	$31,971	$80,499	$75,229	$111,944	$105,049	$127,963	$123,421
Provision for bad debts	$14,945	$16,669	$24,923	$33,401	$41,327	$52,418	$66,446	$73,696
Deferred income taxes	N/A	N/A	N/A	N/A	N/A	N/A	$(7,264)	$(9,972)
Accounts payable and accrued liabilities	$27,505	$26,851	$21,700	$18,492	$23,559	$19,363	N/A	N/A
(1) The amounts in the “As Reported” column for instructional costs and services above reflect reclassified amounts for each respective period.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. At the time that our Annual Report on Form 10-K for the year ended December 31, 2012 was filed on March 12, 2013, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012.  Subsequent to that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2012 because of the material weakness in our internal control over financial reporting described below.  Notwithstanding the material weakness described below, management, based upon the substantial work performed during the revision process, has concluded that the Company's consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.
Restated Management's Report on Internal Control Over Financial Reporting
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
Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting, management has identified control deficiencies that constituted a material weakness in our internal control over financial reporting as of December 31, 2012, as described below.
We have concluded that there is a material weakness in internal control over financial reporting, as we did not maintain effective internal controls over the accounting for accounts receivable. Specifically, we determined 1) that the process for estimating the allowance for doubtful accounts in 2012 was not designed to appropriately incorporate all relevant qualitative factors and 2) that accounts receivable aging was not correct. These control deficiencies resulted in the revision of the Company's consolidated financial statements for the year ended December 31, 2012 and each of the interim periods during fiscal year 2012 related to the accounting for the valuation of the Company's accounts receivable. We have performed procedures over the estimate for the allowance for doubtful accounts to validate the amount of the revision. We believe we have corrected the financial accounting effects of these items, which resulted in an immaterial increase in bad debt expense for the year ended December 31, 2012 and each of the interim periods in fiscal year 2012. Management has determined these control deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2012. We have revised our consolidated financial statements for the year ended December 31, 2012 and each of the interim periods in fiscal year 2012, related to the accounting for the allowance for doubtful accounts.
In Management's Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2012, our management, including our CEO and CFO, concluded that we maintained effective internal control over financial reporting as of December 31, 2012. Management has subsequently concluded that the material weakness described above existed as of December 31, 2012. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria in Internal Control-Integrated Framework issued by the COSO.  Accordingly, management has restated its report on internal control over financial reporting.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Remediation Plan
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)    The following documents are included as part of this Annual Report on Form 10-K/A:
(1)    Financial Statements.
(2)    Financial Statement Schedules.
All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.
(3)    Exhibits.

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
		Acquisition Agreements
2.1		Purchase and Sale Agreement dated December 3, 2004, as amended, among The Franciscan University of the Prairies, the Sisters of St. Francis and the registrant.		X	S-1	2.1	February 17, 2009
2.2		Asset Purchase and Sale Agreement dated September 12, 2007 between the Colorado School of Professional Psychology and the registrant.		X	S-1	2.2	February 17, 2009
		Charter Documents and Instruments Defining Rights of Security Holders
3.1		Fifth Amended and Restated Certificate of Incorporation.		X	10-Q	3.1	May 21, 2009
3.2		Second Amended and Restated Bylaws.		X	S-1	3.4	March 20, 2009
4.1		Specimen of Stock Certificate.		X	S-1	4.1	March 30, 2009
4.2		Second Amended and Restated Registration Rights Agreement dated August 26, 2009 among the registrant and the other persons named therein.		X	S-1	4.4	September 4, 2009
		Employee Benefit Plans
10.1	*	Amended and Restated 2005 Stock Incentive Plan.		X	S-1	10.1	December 22, 2008
10.2	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Founders.		X	S-1	10.2	February 17, 2009
10.3	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Charlene Dackerman, Jane McAuliffe, Ross Woodard and other non-executive employees.		X	S-1	10.3	February 17, 2009
10.4	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Andrew S. Clark, Daniel J. Devine, Rodney T. Sheng and Christopher L. Spohn.		X	S-1	10.4	February 17, 2009
10.5	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Robert Hartman.		X	S-1	10.12	February 17, 2009
10.6	*	Amended and Restated 2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Charlene Dackerman, Jane McAuliffe, Ross Woodard and other non-executive employees.		X	8-K	10.13	January 12, 2010
10.7	*	Amended and Restated 2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Andrew S. Clark, Daniel J. Devine, Rodney T. Sheng and Christopher L. Spohn.		X	8-K	10.14	January 12, 2010
10.8	*	Amended and Restated 2005 Stock Incentive Plan-Amendment to Stock Option Award		X	S-1	10.33	March 30, 2009

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.9	*	Amended and Restated 2009 Stock Incentive Plan.		X	S-1	10.5	April 1, 2009
10.10	*	Amended and Restated 2009 Stock Incentive Plan-Form of Nonstatutory Stock Option Agreement for Executives and Senior Management.		X	S-8	99.4	May 13, 2009
10.11	*	Amended and Restated 2009 Stock Option Plan - Form of Nonstatutory Stock Option Agreement (effective March 2011).		X	10-Q	10.3	May 3, 2011
10.12	*	Amended and Restated 2009 Stock Incentive Plan-Form of Incentive Stock Option Agreement for Executives and Senior Management.		X	S-8	99.5	May 13, 2009
10.13	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (Deferred Settlement).		X	8-K	99.1	June 27, 2011
10.14	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (General).		X	8-K	99.2	June 27, 2011
10.15	*	Form of Non-Plan Stock Option Agreement		X	S-8	99.6	May 13, 2009
10.16	*	Form of Compensatory Warrant Agreement.		X	S-1	4.1	March 20, 2009
10.17	*	Amended and Restated Employee Stock Purchase Plan.		X	8-K	99.1	March 22, 2010
10.18	*	Bridgepoint Education Nonqualified Deferred Compensation Plan		X	10-Q	10.7	May 3, 2010
		Agreements with Executive Officers, Directors and Warburg Pincus
10.19	*	Employment Agreement between Andrew S. Clark and the registrant.		X	S-1	10.24	March 20, 2009
10.20	*	Employment Agreement between Daniel J. Devine and the registrant.		X	S-1	10.25	March 20, 2009
10.21	*	Employment Agreement between Rodney T. Sheng and the registrant.		X	S-1	10.27	March 20, 2009
10.22	*	Employment Agreement between Christopher L. Spohn and the registrant.		X	S-1	10.26	March 20, 2009
10.23	*	Amendment to Stock Option Agreement(s) between Christopher L. Spohn and the registrant.		X	10-K	10.20	March 2, 2011
10.24	*	Offer Letter to Diane Thompson.		X	S-1	10.28	March 20, 2009
10.25	*	Offer Letter to Thomas Ashbrook.		X	S-1	10.29	March 20, 2009
10.26	*	Offer Letter to Douglas C. Abts.		X	10-K	10.23	March 2, 2011
10.27	*	Executive Severance Plan.		X	S-1	10.31	March 20, 2009
10.28	*	Form of Severance Agreement under the Executive Severance Plan.		X	S-1	10.32	March 20, 2009
10.29	*	Offer Letter to Dale Crandall.		X	S-1	10.30	March 20, 2009
10.30	*	Offer Letter to Marye Anne Fox.		X	10-K	10.30	March 7, 2012
10.31	*	Offer Letter to Andrew Miller.		X	10-K	10.31	March 7, 2012
10.32	*	Form of Indemnification Agreement for Executive Officers and Directors (before January 1, 2012).		X	S-1	10.8	December 22, 2008
10.33	*	Form of Indemnification Agreement (after January 1, 2012).		X	10-K	10.33	March 7, 2012
10.34	*	Stock Ownership Guidelines (effective January 1, 2012).		X	10-K	10.34	March 7, 2012
10.35		Nominating Agreement between Warburg Pincus and the registrant.		X	S-1	10.11	February 17, 2009
		Bank Documents
10.36		Credit Agreement dated January 29, 2010 with Comerica Bank		X	8-K	99.1	February 3, 2010
10.37		Revolving Credit Note dated January 29, 2010 with Comerica Bank		X	8-K	99.2	February 3, 2010
10.38		Security Agreement dated January 29, 2010 with Comerica Bank		X	8-K	99.3	February 3, 2010
10.39		First Amendment to Loan Documents with Comerica Bank dated July 30, 2010		X	10-Q	10.1	August 3, 2010
10.40		Second Amendment to Loan Documents with Comerica Bank dated August 6, 2010.		X	10-Q	10.2	November 2, 2010
10.41		Third Amendment to Loan Documents with Comerica Bank dated December 1, 2010.		X	10-K	10.39	March 2, 2011
10.42		Fourth Amendment to Loan Documents with Comerica Bank, dated May 2, 2011.		X	10-Q	10.1	August 2, 2011
10.43		Fifth Amendment to Loan Documents with Comerica Bank, dated January 27, 2012.		X	10-K	10.43	March 7, 2012

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.44		Sixth Amendment to Loan Documents with Comerica Bank, dated March 30, 2012.		X	10-Q	10.6	May 1, 2012
10.45		Amended and Restated Revolving Credit Agreement with Comerica Bank, dated as of April 13, 2012.		X	10-Q	10.1	August 7, 2012
		Material Real Estate Leases
10.46	†	Office Lease dated January 31, 2008 with Kilroy Realty, L.P., as amended by the First Amendment thereto dated December 1, 2008, related to the premises located at 13480 Evening Creek Drive North, San Diego, California.		X	S-1	10.15	April 13, 2009
10.47	†	Second Amendment to Office Lease dated June 3, 2009, with Kilroy Realty L.P., related to the premises located at 13480 Evening Creek Drive North, Sand Diego, California.		X	10-Q	10.2	August 11, 2009
10.48	†	Office Lease and Sublease Agreements, related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	S-1	10.16	April 13, 2009
10.49		Letter Agreement dated October 1, 2009, with Kilroy Realty, L.P. and Countrywide Home Loans, Inc., related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	10-K	10.49	March 2, 2010
10.50	†	First Amendment to Office Lease dated March 12, 2010, with Kilroy Realty, L.P., related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	10-Q	10.5	May 3, 2010
10.51	†	Second Amendment to Office Lease with Kilroy Realty, L.P., dated February 29, 2012, related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	10-Q	10.5	May 1, 2012
10.52	†	Office Lease dated June 26, 2009, with Kilroy Realty, L.P., related to the premises located at 13520 Evening Creek Drive North, San Diego, California.		X	10-Q	10.1	August 11, 2009
10.53	†	Standard Form Modified Gross Office Lease dated October 22, 2008, and addendum, with Sunroad Centrum Office I, L.P. related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	S-1	10.17	March 2, 2009
10.54	†	First Amendment to Standard Form Modified Gross Office Lease dated September 16, 2011, with Sunroad Centrum Office I, L.P., related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	10-Q	10.4	December 16, 2011
10.54	†	Standard Form Modified Gross Office Lease dated November 10, 2010, with Sunroad Centrum Officer I, L.P., related to a building to be built in the Sunroad Centrum Project in San Diego, California.		X	8-K	99.1	December 30, 2010
10.55		First Amendment to Lease dated August 9, 2011, with Sunroad Centrum Office I, L.P., related to a building to be built in the Sunroad Centrum Project in San Diego, California.		X	10-Q	10.5	December 16, 2011
10.56		Lease Termination Agreement and Release with Sunroad Centrum Office I, L.P., dated February 17, 2012.		X	10-Q	10.4	May 1, 2012
10.57	†	Office Lease dated February 28, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-Q	10.1	May 3, 2011
10.58	†	Commencement Date Memorandum and First Amendment to Office Lease dated November 18, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-K	10.55	March 7, 2012
10.58	†	Lease dated August 8, 2011, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.3	November 1, 2011
10.59	†	First Amendment dated June 28, 2012, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.2	August 7, 2012
10.60		Material Strategic Agreements
10.61	†	Blackboard License and Services Agreement dated December 23, 2003, as amended, between Blackboard, Inc. and Ashford University, LLC.		X	S-1	10.20	March 30, 2009
10.62	†	Amendment to Blackboard License and Services Agreement dated December 8, 2009 with Blackboard, Inc.		X	10-K	10.48	March 2, 2010
10.63	†	Master Services and License Agreement dated September 29, 2009, with eCollege.com		X	8-K	99.1	October 1, 2009
10.64	†	First Addendum to Master Services and License Agreement dated November 9, 2009 with eCollege.com		X	10-K	10.45	March 2, 2010

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.65	†	Second Addendum to Master Services and License Agreement dated December 15, 2009 with eCollege.com		X	10-K	10.46	March 2, 2010
10.66	†	Third Addendum to Master Services and License Agreement dated January 12, 2010 with eCollege.com		X	10-K	10.47	March 2, 2010
10.67	†	Fourth Addendum to Master Services and License Agreement dated October 14, 2010 with eCollege.com		X	10-K	10.54	March 2, 2011
10.68	†	Software License Agreement and Campuscare Support Agreement between Campus Management Corp. and the registrant.		X	S-1	10.21	March 30, 2009
10.69	†	Addenda to Software License Agreement with Campus Management Corp. dated June 29, 2009.		X	10-Q	10.5	August 11, 2009
10.70	†	Addendum to CampusCare Maintenance and Support Agreement dated February 11, 2011 with Campus Management Corporation.		X	10-Q	10.2	May 3, 2011
10.71	†	CampusCare Maintenance and Support Renewal dated December 28, 2011, with Campus Management Corp.		X	10-K	10.67	March 7, 2012
10.72	†	Addendum to Software License Agreement with Campus Management Corp. dated June 29, 2012.		X	10-K	10.72	March 12, 2013
10.73	†	Addendum to CampusCare Support Agreement dated June 29, 2012 with Campus Management Corporation.		X	10-K	10.73	March 12, 2013
10.74		General Services Agreement dated January 1, 2009 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-K	10.68	March 7, 2012
10.75		Amendment One to General Services Agreement dated July 14, 2011 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-Q	10.4	August 2, 2011
10.76	†	Amendment One to Task Order One (Central Financial Aid Processing) dated January 2, 2012 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-K	10.70	March 7, 2012
10.77		General Services Agreement dated January 1, 2009 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-K	10.71	March 7, 2012
10.78		Amendment One to General Services Agreement dated July 15, 2011 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-Q	10.5	August 2, 2011
10.79	†	Amendment One to Task Order One (Central Financial Aid Processing) dated January 2, 2012 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-K	10.73	March 7, 2012
		Code of Ethics
14.1		Amended and Restated Code of Ethics		X	8-K	14.1	December 1, 2009
		Subsidiaries
21.1		List of subsidiaries of the registrant.		X	10-K	21.1	March 12, 2013
		Consent and Power of Attorney
23.1		Consent of independent registered public accounting firm.	X
24.1		Power of Attorney (included on signature page).		X	10-K	24.1	March 12, 2013
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
			X
99.1		Disclosure required pursuant to Section 13(r) of the Securities Exchange Act of 1934		X	10-K	99.1	March 12, 2013

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
Interactive Data
101	‡
The following financial information from our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, filed with the SEC on May 17, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets as of December 31, 2012, and December 31, 2011; (ii) the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010 (iv) the Consolidated Statements Stockholder's Equity for the three years ended December 31, 2012; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Annual Consolidated Financial Statements.
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
Dated: May 17, 2013
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

Name	Title	Date
/s/ ANDREW S. CLARK	CEO and President (Principal Executive Officer) and a Director	May 17, 2013
Andrew S. Clark

/s/ DANIEL J. DEVINE	Chief Financial Officer (Principal Financial Officer)	May 17, 2013
Daniel J. Devine

/s/ BRANDON J. POPE	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	May 17, 2013
Brandon J. Pope

*	Director
Ryan Craig

*	Director
Dale Crandall

*	Director
Patrick T. Hackett

*	Director
Marye Anne Fox

*	Director
Robert Hartman

*	Director
Andrew M. Miller

*	Director
Adarsh Sarma

* by /s/ DANIEL J. DEVINE
Attorney-in-Fact		May 17, 2013