Form 10-Q
period 2013-06-30
Bridgepoint Education Inc
filed 2013-08-06
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of August 2, 2013, was 54,188,088.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of June 30, 2013	As of December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$363,121	$255,965
Investments	86,810	136,967
Accounts receivable, net	60,502	67,927
Deferred income taxes	11,020	10,936
Prepaid expenses and other current assets	20,294	19,810
Total current assets	541,747	491,605
Property and equipment, net	94,719	95,966
Investments	86,283	121,738
Student loans receivable, net	12,722	15,143
Goodwill and intangibles, net	11,686	10,739
Deferred income taxes	13,306	13,266
Other long-term assets	1,529	2,330
Total assets	$761,992	$750,787
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,361	$4,588
Accrued liabilities	45,089	44,640
Deferred revenue and student deposits	135,865	175,057
Total current liabilities	188,315	224,285
Rent liability	26,183	25,173
Other long-term liabilities	10,724	9,759
Total liabilities	225,222	259,217
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both June 30, 2013, and December 31, 2012	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 61,485 issued and 54,178 outstanding at June 30, 2013; 61,406 issued and 54,099 outstanding at December 31, 2012	615	614
Additional paid-in capital	159,776	151,709
Retained earnings	511,933	474,598
Accumulated other comprehensive income	19	222
Treasury stock, 7,307 shares at cost at both June 30, 2013, and December 31, 2012	(135,573)	(135,573)
Total stockholders' equity	536,770	491,570
Total liabilities and stockholders' equity	$761,992	$750,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$197,574	$256,302	$419,558	$506,739
Costs and expenses:
Instructional costs and services	106,045	85,279	207,691	169,503
Admissions advisory and marketing	57,582	87,194	115,125	177,236
General and administrative	17,919	15,047	37,294	40,589
Total costs and expenses	181,546	187,520	360,110	387,328
Operating income	16,028	68,782	59,448	119,411
Other income, net	1,031	854	1,849	1,537
Income before income taxes	17,059	69,636	61,297	120,948
Income tax expense	6,691	26,378	23,962	45,719
Net income	$10,368	$43,258	$37,335	$75,229
Earnings per share:
Basic	$0.19	$0.82	$0.69	$1.44
Diluted	0.19	0.77	0.67	1.34
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	54,136	52,531	54,132	52,269
Diluted	55,634	56,233	55,488	56,203
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$10,368	$43,258	$37,335	$75,229
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	(154)	4	(203)	638
Comprehensive income	$10,214	$43,262	$37,132	$75,867
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2012	61,406	$614	$151,709	$474,598	$222	$(135,573)	$491,570
Stock-based compensation	—	—	7,443	—	—	—	7,443
Exercise of stock options	17	—	183	—	—	—	183
Excess tax benefit of option exercises, net of tax shortfall	—	—	(162)	—	—	—	(162)
Stock issued under employee stock purchase plan	62	1	603	—	—	—	604
Net income	—	—	—	37,335	—	—	37,335
Unrealized losses on investments, net of tax	—	—	—	—	(203)	—	(203)
Balance at June 30, 2013	61,485	$615	$159,776	$511,933	$19	$(135,573)	$536,770
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$37,335	$75,229
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	36,865	33,401
Depreciation and amortization	10,338	8,384
Amortization of premium/discount	3,100	3,594
Deferred income taxes	—	(2)
Stock-based compensation	7,443	6,541
Excess tax benefit of option exercises	—	(5,625)
Loss on impairment of student loans receivable	292	—
Changes in operating assets and liabilities:
Accounts receivable	(28,744)	(62,501)
Prepaid expenses and other current assets	(96)	(5,084)
Student loans receivable	3	(5,626)
Other long-term assets	801	2,071
Accounts payable and accrued liabilities	2,153	18,492
Deferred revenue and student deposits	(39,192)	1,987
Other liabilities	1,975	5,945
Net cash provided by operating activities	32,273	76,806
Cash flows from investing activities
Capital expenditures	(6,778)	(14,957)
Purchases of investments	(26,689)	(108,354)
Restricted cash	—	25
Capitalized curriculum development costs	(2,353)	(2,935)
Sales and maturities of investments	109,916	88,189
Net cash provided by (used in) investing activities	74,096	(38,032)
Cash flows from financing activities
Proceeds from exercise of stock options	183	1,396
Excess tax benefit of option exercises	—	5,625
Proceeds from the issuance of stock under employee stock purchase plan	604	707
Proceeds from the exercise of warrants	—	2
Net cash provided by financing activities	787	7,730
Net increase in cash and cash equivalents	107,156	46,504
Cash and cash equivalents at beginning of period	255,965	133,921
Cash and cash equivalents at end of period	$363,121	$180,425
Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$1,416	$1,036
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business
Bridgepoint Education, Inc. (together with its subsidiaries, the “Company”), was incorporated in 1999 and is a provider of postsecondary education services. Its wholly-owned subsidiaries, Ashford University and University of the Rockies, are academic institutions that offer associate's, bachelor's, master's and doctoral programs online, as well as at their traditional campuses located in Iowa and Colorado, respectively.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Bridgepoint Education, Inc. and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2013, and amended on May 17, 2013. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company's condensed consolidated financial position, results of operations and cash flows as of and for the periods presented.
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
Revision of Previously Issued Financial Statements
During the first quarter of 2013, the Company identified a $7.2 million out of period adjustment for bad debt expense related to the aging of the Company's accounts receivable, which should have been recognized during the year ended December 31, 2012. The Company evaluated the cumulative impact of this item on prior periods and determined to revise its previously issued financial statements to reflect the impact of this correction. Prior periods are revised in connection with the filing of the Company's Form 10-Q's in 2013.
After the revisions described above, the Company's condensed consolidated financial statements are properly stated. The table below presents the impact of this revision on the Company's consolidated balance sheet data as of December 31, 2012, the consolidated statement of income data and consolidated cash flow data for the year ended December 31, 2012, as well as the impact on the quarterly periods during the year ended December 31, 2012. There was no impact to the cash flows from operating activities in any of the periods presented due to the revision. The following table is presented in thousands, except per share data:

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
Student Loans Receivable and Loan Loss Reserves
Student loans receivable consist of loans to qualified students and have a repayment period of 10 years from the date of graduation or withdrawal from the Company's institutions. The interest rate charged on student loans is a fixed rate of either 4.5% or 0.0% depending upon the repayment plan selected. If the student selects the rate of 0.0%, the student must pay $50 per month on the loan while enrolled in school and during the six months of grace period (after graduation or withdrawal) before the repayment period begins. On the 0.0% student loans, the Company imputes interest using the rate that would be used in a market transaction with similar terms. Interest income on student loans is recognized using the effective interest method and is recorded within other income in the condensed consolidated statements of income. Revenue recognized related to students loans was immaterial during each of the three and six months ended June 30, 2013 and June 30, 2012, respectively.
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
For non-tuition related student loans, the Company utilizes an impairment methodology. Under this methodology, management determines whether a loan would be impaired if it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the individual loan agreement. This assessment is based on an analysis of several factors including aging history and delinquency trending, the risk characteristics and loan performance of the specific loans, as well as current economic conditions and industry trends. Based on these factors, the Company considers loans to be impaired when they reach a delinquency status that requires specialized collection efforts. The Company records a loss reserve for the full book value of the impaired loans. For both the three and six months ended June 30, 2013, there was $0.3 million recorded for loan loss reserves. The loan loss reserve is maintained at a level deemed adequate by management based on a periodic analysis of the individual loans and is recorded within the instructional costs and services line in the condensed consolidated statements of income.
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
The following table depicts the Company's operating expenses as previously reported, as well as currently reclassified, on its condensed consolidated statements of income for each of the three month periods noted below (in thousands):

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
Potentially dilutive common shares for the three and six months ended June 30, 2013 and June 30, 2012, consisted of incremental shares of common stock issuable upon the exercise of options and upon the settlement of restricted stock units.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$10,368	$43,258	$37,335	$75,229
Denominator:
Weighted average number of common shares outstanding	54,136	52,531	54,132	52,269
Effect of dilutive options and restricted stock units	1,402	3,447	1,261	3,674
Effect of dilutive warrants	96	255	95	260
Diluted weighted average number of common shares outstanding	55,634	56,233	55,488	56,203
Earnings per share:
Basic earnings per share	$0.19	$0.82	$0.69	$1.44
Diluted earnings per share	$0.19	$0.77	$0.67	$1.34
For the periods indicated below, the computation of dilutive common shares outstanding excludes certain options and restricted stock units to purchase shares of common stock because their effect was anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Options	3,850	1,795	3,649	1,093
Restricted stock units	22	—	11	—
5. Significant Balance Sheet Accounts
Receivables, Net
Receivables, net, consist of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012
Accounts receivable	$113,945	$114,635
Less allowance for doubtful accounts	(53,443)	(46,708)
Accounts receivable, net	$60,502	$67,927

Student loans receivable (non-tuition related)	$8,671	$9,279
Student loans receivable (tuition related)	5,748	8,171
Student loans receivable	14,419	17,450
Less allowance for doubtful accounts	(1,697)	(2,307)
Student loans receivable, net	$12,722	$15,143
As of June 30, 2013 and December 31, 2012, there was $1.6 million and $0.6 million, respectively, of current net student loans receivable included within net accounts receivable. Student loans receivable is presented net of any related discount, and

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the balances approximated fair value at each balance sheet date. The Company estimated the fair value of the student loans receivable by discounting the future cash flows using current rates for similar arrangements. The assumptions used in this estimate are considered unobservable inputs and are therefore categorized as Level 3 measurements under the accounting guidance.
The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the six months ended June 30, 2013	$(46,708)	$37,336	$30,601	$(53,443)
For the six months ended June 30, 2012	(35,627)	33,518	28,396	(40,749)

Allowance for student loans receivable (tuition related):
For the six months ended June 30, 2013	$(2,307)	$(471)	$139	$(1,697)
For the six months ended June 30, 2012	(2,338)	(117)	—	(2,221)

(1)	Deductions represent accounts written off, net of recoveries.
For the non-tuition related student loans receivable, the Company monitors the credit quality using credit scores, aging history and delinquency trending. The loan reserve methodology is reviewed on a quarterly basis. Delinquency is the main factor of determining if a loan is impaired. If a loan were determined to be impaired, interest would no longer accrue. For both the three and six months ended June 30, 2013, there was $0.3 million loans that were impaired, and as of June 30, 2013, an immaterial amount of loans had been placed on non-accrual status.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012
Prepaid expenses	$9,322	$9,367
Prepaid licenses	4,193	5,864
Prepaid income taxes	3,252	—
Prepaid insurance	1,802	1,134
Interest receivable	1,112	2,221
Other current assets	613	1,224
Total prepaid expenses and other current assets	$20,294	$19,810

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012
Land	$7,091	$7,091
Buildings and building improvements	26,653	25,430
Furniture, office equipment and software	91,550	85,709
Leasehold improvements	24,376	23,756
Vehicles	147	147
Total property and equipment	149,817	142,133
Less accumulated depreciation and amortization	(55,098)	(46,167)
Total property and equipment, net	$94,719	$95,966
Goodwill and Intangibles, Net
Goodwill and intangibles, net, consist of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012
Goodwill and indefinite-lived intangibles	$3,424	$3,424

Definite-lived intangible assets	$12,330	$9,978
Less accumulated amortization	(4,068)	(2,663)
Definite-lived intangible assets, net	8,262	7,315

Total goodwill and intangibles, net	$11,686	$10,739
For the three months ended June 30, 2013 and June 30, 2012, amortization expense was $0.8 million and $0.3 million, respectively. For the six months ended June 30, 2013 and June 30, 2012, amortization expense was $1.4 million and $0.6 million, respectively. The Company estimates that the remaining amortization expense for those intangibles which have been placed into service as of June 30, 2013, will be approximately $1.7 million, $3.0 million, $1.9 million and $0.2 million over the remaining fiscal years ending December 31, 2013, December 31, 2014, December 31, 2015 and December 31, 2016, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012
Accrued salaries and wages	$17,197	$11,585
Accrued bonus	3,295	1,603
Accrued vacation	9,722	8,993
Accrued expenses	14,875	15,924
Accrued income taxes payable	—	6,535
Total accrued liabilities	$45,089	$44,640
Included in the accrued salaries and wages as of June 30, 2013, is $5.1 million of severance costs for wages and benefits. There was a reduction in force announced during the second quarter of 2013 for which the Company recognized $5.9 million of severance cost during the three months ended June 30, 2013. The reduction in force was necessary in order to better align personnel resources with the impact of previously announced institutional initiatives regarding enrollments. The total severance amount was charged as $4.8 million to instructional costs and services, $0.3 million to admissions advisory and marketing expenses, and $0.8 million to general and administrative expenses. These costs are expected to be fully paid by the end of the third quarter of 2013 from existing cash on hand. The Company does not expect any additional material severance costs during the remainder of 2013 and there were no other related contract termination costs.
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consist of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012
Deferred revenue	$36,478	$44,967
Student deposits	99,387	130,090
Total deferred revenue and student deposits	$135,865	$175,057
6. Investments
The following tables summarize the fair value information of short and long-term investments as of June 30, 2013, and December 31, 2012, respectively (in thousands):

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$583	$—	$583
Corporate notes and bonds	—	73,021	—	73,021
Total	$—	$73,604	$—	$73,604

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$415	$—	$415
Corporate notes and bonds	—	148,801	—	148,801
Total	$—	$149,216	$—	$149,216
The above tables do not include amounts related to investments classified as other investments, such as certificates of deposit, which are carried at amortized cost. The amortized cost of such investments approximated fair value at each balance sheet date. The assumptions used in these fair value estimates are considered as other observable inputs and are therefore categorized as Level 2 measurements under the accounting guidance. The balances of such other investments were $99.5 million at June 30, 2013, and $109.5 million as of December 31, 2012. The balances of total combined short-term and long-term investments was $173.1 million and $258.7 million, as of June 30, 2013, and December 31, 2012, respectively.
The Company records the changes in unrealized gains and losses on its investments arising during the period in other comprehensive income. For the three months ended June 30, 2013 and 2012, the Company recorded a net unrealized loss of $154,000, and a net unrealized gain of $4,000, respectively, in other comprehensive income which were net of tax benefit of $93,000 and $5,000, respectively. For the six months ended June 30, 2013 and 2012, the Company recorded a net unrealized loss of $203,000, and a net unrealized gain of $638,000, respectively, in other comprehensive income which were net of tax benefit of $124,000 and tax expense of $378,000, respectively.
7. Credit Facilities
On April 13, 2012, the Company entered into a $50 million revolving line of credit (“Facility”) pursuant to an Amended and Restated Revolving Credit Agreement (“Revolving Credit Agreement”) with the lenders signatory thereto and Comerica, as administrative agent for the lenders. The Revolving Credit Agreement amended, restated and superseded any prior loan documents. At the Company's option, the Company may increase the size of the Facility up to $100 million, in certain minimum increments, subject to the terms and conditions of the Revolving Credit Agreement. Additionally, the Company may request swing-line advances under the Facility up to $3 million in the aggregate.
Under the Revolving Credit Agreement and the documents executed in connection therewith (collectively, the “Facility Loan Documents”), the lenders have agreed to make loans to the Company and issue letters of credit on the Company's behalf, subject to specific terms and conditions. The Facility has a term of three years and matures on April 13, 2015. Interest and fees accruing under the Facility are payable quarterly in arrears and principal is payable at maturity. The Company may terminate the Facility upon five days notice, without premium or penalty, other than customary breakage fees.
For any advance under the Facility, interest will accrue at either the “Base Rate” or the “Eurodollar-based Rate,” at the Company's option. The Base Rate means, for any day, 0.5% plus the greatest of: (1) the prime rate for such day, (2) the Federal Funds Effective Rate in effect on such day, plus 1.0%, and (3) the daily adjusting LIBOR rate, plus 1.0%. The Eurodollar-based Rate means, for any day, 1.5% plus the quotient of (1) the LIBOR Rate, divided by (2) a percentage equal to 100% minus the maximum rate on such date at which Comerica is required to maintain reserves on “Eurocurrency Liabilities” as defined in Regulation D of the Board of Governors of the Federal Reserve System. For any advance under the swing line, interest will accrue at either the Base Rate or, if made available to the Company by the swing line lender, at the lender's option, a different rate quoted by such lender. For any letter of credit issued on the Company's behalf under the Facility, the Company is required to pay a fee of 1.50% of the undrawn amount of such letter of credit plus a letter of credit facing fee. The Company is also required to pay a facility fee of 0.25% of the aggregate commitment then in effect under the Facility, whether used or unused.
The Facility Loan Documents contain other customary affirmative, negative and financial maintenance covenants, representations and warranties, events of default, and remedies upon an event of default, including the acceleration of debt and the right to foreclose on the collateral securing the Facility. The Company was in compliance with all financial covenants in the Facility Loan Documents as of June 30, 2013.
As security for the performance of the Company's obligations under the Facility Loan Documents, the Company granted the lenders a first priority security interest in substantially all of the Company's assets, including its real property.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of June 30, 2013, and up to the date of filing, the Company had no borrowings outstanding under the Facility. As of June 30, 2013, the Company used the availability under the line of credit to issue letters of credit aggregating $5.8 million.
Surety Bond Facility
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. In May 2009, the Company entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of June 30, 2013, the total available surety bond facility was $12.0 million and the Company had issued surety bonds totaling $8.8 million.
8. Stock-Based Compensation
The Company recorded $3.8 million and $4.0 million of stock-based compensation expense for the three months ended June 30, 2013 and 2012, respectively, and $7.4 million and $6.5 million of stock-based compensation expense for the six months ended June 30, 2013 and 2012, respectively. The related income tax benefit was $1.4 million and $1.5 million for the three months ended June 30, 2013 and 2012, respectively, and $2.8 million and $2.4 million for the six months ended June 30, 2013 and 2012, respectively.
There were 0.1 million restricted stock units (“RSUs”) granted during the three months ended June 30, 2013 at a grant date fair value of $12.81. No RSUs vested during the three months ended June 30, 2013.
The Company did not grant any options to purchase shares of common stock during the three months ended June 30, 2013. During the three months ended June 30, 2013, options to purchase 7,794 shares of common stock were exercised.
As of June 30, 2013, there was unrecognized compensation cost of $19.8 million related to unvested options and RSUs.
9. Warrants
The Company has issued warrants to purchase common stock to various employees, consultants, licensors and lenders with exercise prices ranging from $1.125 to $9.00. Each warrant represents the right to purchase one share of common stock. As of June 30, 2013, warrants to purchase 0.1 million shares of common stock remain outstanding. The Company has not issued any warrants since 2005. During the six months ended June 30, 2013, there were no warrants to purchase shares of common stock exercised. All outstanding warrants are currently exercisable and expire in the fourth quarter of 2013.
10. Income Taxes
The Company's current estimated annual effective income tax rate that has been applied to normal, recurring operations for the six months ended June 30, 2013, was 38.6%. The Company's effective income tax rate was 39.1% for the six months ended June 30, 2013. The effective rate for the six months ended June 30, 2013 differed from the Company's estimated annual effective tax rate due to the impact of discrete items on the Company's income before the provision for income taxes, particularly increases to gross unrecognized tax benefits and related accrued interest.
At June 30, 2013, and December 31, 2012, the Company had $9.9 million and $9.3 million of gross unrecognized tax benefits, respectively, of which $7.0 million and $6.6 million, respectively, would impact the effective income tax rate if recognized.
The Company is subject to U.S. federal income tax and multiple state tax jurisdictions. The 2002 through 2012 tax years remain open to examination by major taxing jurisdictions to which the Company is subject.
The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of June 30, 2013, and December 31, 2012, was $1.9 million and $1.7 million, respectively.
The California Franchise Tax Board commenced an audit of the Company's 2008 and 2009 California income tax returns in October 2011. The Company does not expect any significant adjustments resulting from this audit. It is reasonably possible

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
Ashford University and University of the Rockies are both regionally accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”). As discussed below, Ashford University has been placed on Notice by HLC.
WASC Grant of Initial Accreditation to Ashford University. On July 10, 2013, the WASC Senior College and University Commission (“WASC”) granted Initial Accreditation to Ashford University for five years, until July 15, 2018. This WASC action permits Ashford University to designate WASC as its accreditor of record, subject to (i) the Department's prior approval, (ii) the university's voluntary withdrawal from HLC, (iii) receipt of acknowledgment by HLC, and (iv) release of HLC's relevant records to WASC. WASC found that the university has responded to its previously expressed concerns, judged that Ashford University is in substantial compliance with WASC standards and established a process for monitoring progress in implementing recommendations in several areas related to growth, infrastructure, student retention and student outcomes. As part of the monitoring process, the university will host WASC in a Special Visit in spring 2015. The university intends to transition from HLC to WASC and name WASC as its accreditor of record, subject to approval by the Department.
HLC Accreditation of Ashford University. Ashford University remains accredited by HLC and on Notice. Notice is an HLC sanction indicating that an institution is pursuing a course of action that, if continued, could lead it to be out of compliance with one or more criteria for accreditation. The university was placed on Notice due to (1) its current non-compliance with HLC's jurisdictional policy, a policy that became effective on July 1, 2012 and requires a “substantial presence,” as defined by commission policy, in HLC's 19-state north central region, and (2) concerns regarding its future ability to remain in compliance with certain accreditation criteria, particularly the revised criteria that became effective on January 1, 2013. Specifically, HLC noted that its action in placing the university on Notice was related in part to the alignment of the university's mission with its instructional model, governance of the university independent from its corporate parent, sufficiency of faculty, assessment of student learning and use of data to improve graduation and retention rates, and shared governance structures involving faculty and administration.
On July 18, 2013 Ashford University provided a monitoring report to HLC stating that it had been granted Initial Accreditation by WASC for five years and that the university intends to name WASC as its accreditor of record, subject to approval by the Department. However, if the Department does not recognize the change of accreditor or if the Department has not yet recognized the change of accreditor, the university will be required to host HLC in a focused evaluation on or before December 15, 2013 to examine retention, graduation and the university's progress in resolving the identified issues. Unless the university withdraws from HLC prior to such date, the HLC Board of Trustees will consider information provided in the July 2013 monitoring report and the December 2013 focused evaluation at its meeting in February 2014 and take action as appropriate. At its February 2014 meeting HLC may determine to remove the university from Notice, or in the event the identified concerns, including satisfaction of HLC's jurisdictional requirements, have not been satisfactorily addressed, place the university on probation or take other action, which could include a show-cause order or withdrawal of accreditation. Loss of accreditation would denigrate the value of our institutions' educational programs and would cause them to lose their eligibility to participate in Title IV programs, which would have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
Notification from U.S. Department of Education regarding on-site program review of University of the Rockies. On July 25, 2012, University of the Rockies received a letter from the Department stating that it scheduled an on-site program review. This review occurred from August 20, 2012 through August 24, 2012. The review was to assess the institution's administration

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

of Title IV programs and initially covers the 2010-2011 and 2011-2012 award years, but may be expanded if deemed appropriate by the Department.
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
Ashford University was identified for further inquiry because it met three of the indicator conditions: (1) the number of degrees awarded increased 40% or more compared to the prior year; (2) the number of full-time faculty increased 25% or more compared to the prior year; and (3) the ratio of full-time faculty to the number of degree programs was less than one in the period reported. As Ashford University was already under review through the HLC special monitoring process and was required to provide a written report and host an advisory visit, as outlined in the letter received from the commission on July 12, 2012, Ashford University addressed these non-financial indicators and related Core Components in the report it submitted on September 3, 2012 as part of the special monitoring process. In October 2012, the HLC Special Advisory Visit Team Report stated that the team analyzed the non-financial indicators. The report did not request further information, and the University has had no further communication with HLC regarding the non-financial indicators.
HLC Notification regarding University of the Rockies Non-Financial Indicator Conditions. On July 24, 2012, HLC notified University of the Rockies that it had been identified for further inquiry based on certain non-financial data the institution provided in its 2012 Institutional Annual Report. University of the Rockies was identified for further inquiry because it met two of the indicator conditions: (1) the number of degrees awarded increased 40% or more compared to the prior year; and (2) the number of full-time faculty increased 25% or more compared to the prior year. Accordingly, HLC requested that University of the Rockies provide a report to the commission demonstrating the institution's ability to continue meeting the Core Components in light of the conditions at the institution that led to the indicators being identified. This report was provided on August 29, 2012. HLC notified the University by letter dated June 13, 2013 that HLC had reviewed the report, that HLC accepts the explanatory report on the non-financial indicators, and that no further action is needed at this time.
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
Department of Education Negotiated Rulemaking. The Department held negotiated rulemaking public hearings in May and June 2013 and has indicated that this activity is part of a series of rulemaking efforts to achieve a long-term agenda in higher education focused on access, affordability, academic quality and completion. Recent hearings have focused on topics including, but not limited to, cash management of Title IV program funds, state authorization for programs offering distance or correspondence education, gainful employment, credit and clock hour conversions, changes made to the Clery Act by the Violence Against Women Act of 2013 (P.L. 113-4), and the definition of “adverse credit” for PLUS borrowers. In June 2013, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations that would establish standards for programs that prepare students for gainful employment in a recognized occupation. The Department's Notice sought nominees for the two sessions that will occur on September 9-11, 2013 and October 21-23, 2013. This rulemaking process is expected to produce new regulations, which, if published in final form after November 1, 2013 and on or before November 1, 2014, would typically take effect in July 2015. The Notice stated that the Department plans to establish committees to address the other rulemaking issues in the coming months. Compliance with additional regulations, and/or

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

regulatory scrutiny that results in the Company being allegedly out of compliance with these regulations, could result in direct and indirect costs of compliance, fines, liabilities, sanctions or lawsuits, which could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
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
Iowa Attorney General Civil Investigation of Ashford University
In February 2011, Ashford University received from the Attorney General of the State of Iowa (“Iowa Attorney General”) a Civil Investigative Demand and Notice of Intent to Proceed (“CID”) relating to the Iowa Attorney General's investigation of whether certain of the university's business practices comply with Iowa consumer laws. Pursuant to the CID, the Iowa Attorney General has requested documents and detailed information for the time period January 1, 2008 to present. On June 24, 2013, representatives from Bridgepoint and Ashford University met with Attorney General Tom Miller and other representatives from the Iowa Attorney General's office to discuss the status of the investigation and a potential resolution involving injunctive relief and a monetary payment. Ashford University is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time. As a result, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

present. Ashford University is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.
California Attorney General Investigation of For-Profit Educational Institutions
In January 2013, the Company received from the Attorney General of the State of California (“CA Attorney General”) an Investigative Subpoena relating to the CA Attorney General's investigation of for-profit educational institutions. Pursuant to the Investigative Subpoena, the CA Attorney General has requested documents and detailed information for the time period March 1, 2009 to present. On July 24, 2013, the CA Attorney General filed a petition to enforce certain categories of the Subpoena related to recorded calls and electronic marketing data. The Company believes the requests are overly broad and unduly burdensome, and is currently preparing its response to the petition. The Company cannot predict the eventual scope, duration or outcome of the investigation at this time. As a result, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
Guzman v. Bridgepoint Education, Inc.
In January 2011, Betty Guzman filed a class action lawsuit against the Company, Ashford University and University of the Rockies in the U.S. District Court for the Southern District of California. The complaint is entitled Guzman v. Bridgepoint Education, Inc., et al., and alleges that the defendants engaged in misrepresentation and other unlawful behavior in their efforts to recruit and retain students. The complaint asserts a putative class period of March 1, 2005 through the present. In March 2011, the defendants filed a motion to dismiss the complaint, which was granted by the Court with leave to amend in October 2011.
In January 2012, the plaintiff filed a first amended complaint asserting similar claims and the same class period, and the defendants filed another motion to dismiss. In May 2012, the Court granted the University of the Rockies' motion to dismiss and granted in part and denied in part the motion to dismiss filed by the Company and Ashford University. The Court also granted the plaintiff leave to file a second amended complaint. In August 2012, the plaintiff filed a second amended complaint asserting similar claims and the same class period. The second amended complaint seeks unspecified monetary relief, disgorgement of all profits, various other equitable relief, and attorneys' fees. The defendants filed a motion to strike portions of the second amended complaint, which was granted in part and denied in part. The lawsuit is proceeding to discovery. On March 14, 2013, the Company filed a motion to deny class certification for students enrolled on or after May 2007 when Ashford University adopted a binding arbitration policy. The motion is currently pending with the Court.
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
Qui Tam Complaints
In December 2012, the Company received notice that the U.S. Department of Justice had declined to intervene in a qui tam complaint filed in the U.S. District Court for the Southern District of California by Ryan Ferguson and Mark T. Pacheco under the Federal False Claims Act on March 10, 2011 and unsealed on December 26, 2012. The case is entitled United States of America, ex rel., Ryan Ferguson and Mark T. Pacheco v. Bridgepoint Education, Inc., Ashford University and University of the Rockies. The qui tam complaint alleges, among other things, that since March 10, 2005, the Company caused its institutions, Ashford University and University of the Rockies, to violate the Federal False Claims Act by falsely certifying to the U.S. Department of Education that the institutions were in compliance with various regulations governing the Title IV programs, including those that require compliance with federal rules regarding the payment of incentive compensation to enrollment personnel, student disclosures, and misrepresentation in connection with the institutions' participation in the Title IV programs. The complaint seeks significant damages, penalties and other relief. On April 30, 2013, the relators petitioned the

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Court for voluntary dismissal of the complaint without prejudice. The U.S. Department of Justice filed a notice stipulating to the dismissal and the Court granted the dismissal on June 12, 2013.
In January 2013, the Company received notice that the U.S. Department of Justice had declined to intervene in a qui tam complaint filed in the U.S. District Court for the Southern District of California by James Carter and Roger Lengyel under the Federal False Claims Act on July 2, 2010 and unsealed on January 2, 2013. The case is entitled United States of America, ex rel., James Carter and Roger Lengyel v. Bridgepoint Education, Inc., Ashford University. The qui tam complaint alleges, among other things, that since March 2005, the Company and Ashford University have violated the Federal False Claims Act by falsely certifying to the U.S. Department of Education that Ashford University was in compliance with federal rules regarding the payment of incentive compensation to enrollment personnel in connection with the institution's participation in Title IV programs. Pursuant to a stipulation between the parties, the relators filed an amended complaint on May 10, 2013. The amended complaint is substantially similar to the original complaint and seeks significant damages, penalties and other relief. The Company intends to vigorously defend against the allegations set forth in the amended complaint and filed a motion to dismiss on June 24, 2013, which is currently pending.
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
The Company and Ashford University intend to vigorously defend against these actions. On January 25, 2013, the Company filed motions to compel binding arbitration with the Court, which were granted on May 20, 2013. The parties are in the process of selecting an arbitrator.
13. Stock Repurchase Program
On April 30, 2012, the Company's board of directors authorized the repurchase of up to $75.0 million of the Company's outstanding shares of common stock over the following 12 months. The repurchase program was authorized by the Company's board of directors with the intention of creating additional value for stockholders. Under the repurchase program, the Company was authorized to purchase shares from time to time in the open market, through block trades or otherwise. No shares were repurchased under this program and the program expired on April 30, 2013.
14. Subsequent Events
On July 10, 2013, WASC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. For additional information, see also Note 11, “Regulatory.”

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following Management's Discussions and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with our condensed consolidated financial statements and related notes in Part I, Item 1 of this report. For additional context with which to understand our financial condition and results of operations, see the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013, and amended on May 17, 2013, as well as the consolidated financial statements and related notes contained therein.
Forward-Looking Statements
This MD&A and other sections of this report contain “forward-looking statements” as defined by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources. Such forward-looking statements may generally be identified by words such as "may," "could," "would," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions, as well as statements in the future tense, although their absence does not mean that a statement is not forward-looking. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. These forward-looking statements may include, without limitation, statements regarding:

•
Ashford University's plans in response to the grant of initial accreditation by the WASC Senior College and University Commission, or WASC, and the transition of accreditor from the Higher Learning Commission of the North Central Association of Colleges and Schools, or HLC, to WASC;

•	Ashford University's plans in response to the letters from HLC regarding the institution's compliance with the commission's jurisdictional requirements and the placement of the institution on Notice;

•	the effectiveness of improvements in our accounting processes in remediating internal control deficiencies;

•	our ability to comply with changing regulatory requirements;

•	expectations regarding financial position, results of operations, liquidity and enrollment at our institutions;

•
projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance, including, but not limited to, anticipated savings from the second quarter 2013 reduction in force;

•	new initiatives focused on student success and academic quality;

•	expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations, planned capital expenditures and working capital requirements;

•	expectations regarding investment in online and other advertising and capital expenditures;

•	our anticipated seasonal fluctuations in results of operations;

•	management's goals and objectives; and

•	other similar matters that are not historical facts.
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

Overview
We are a provider of postsecondary education services. Our academic institutions, Ashford University and University of the Rockies, offer associate's, bachelor's, master's and doctoral programs online as well as at their traditional campuses located in Iowa and Colorado, respectively. As of June 30, 2013, our institutions offered approximately 1,540 courses, 80 degree programs and 140 specializations. We are also focused on developing innovative new technologies to improve the way students learn, such as Constellation, Thuze and Waypoint Outcomes, and the mobile learning platforms for our institutions.
Key operating data
In evaluating our operating performance, our management focuses in part on revenue, operating income and period end enrollment at our institutions, both online and campus-based. The following table, which you should read in conjunction with our condensed consolidated financial statements contained elsewhere in this report, presents our key operating data for the three and six months ended June 30, 2013 and 2012 (in thousands, except for enrollment data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated Statement of Income Data:	(unaudited)
Revenue	$197,574	$256,302	$419,558	$506,739
Operating Income	16,028	68,782	59,448	119,411

Consolidated Other Data:
Period end enrollment (1)
Online	70,866	91,782	70,866	91,782
Campus	819	838	819	838
Total	71,685	92,620	71,685	92,620

(1)
We define enrollments as the number of active students on the last day of the financial reporting period. A student is considered active if the student attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided a notice of withdrawal.

Key enrollment trends
Enrollment at our academic institutions decreased 12.4% from 81,810 at December 31, 2012, to 71,685 at June 30, 2013. Enrollment decreased 22.6% from 92,620 students at June 30, 2012 to 71,685 at June 30, 2013.
For the three months ended June 30, 2013, we had new student enrollments of approximately 10,600, compared with new student enrollments of approximately 19,300 for the same period in 2012, a decrease of 45.1%. The following table presents new student enrollments for the five most recent quarters and compares them to the same periods in the previous year:

	Q2 2012	Q3 2012	Q4 2012	Q1 2013	Q2 2013
Current period	19,300	20,500	9,260	13,300	10,600
Prior year period	19,050	22,000	13,500	24,275	19,300
Percentage change	1.3%	(6.8)%	(31.4)%	(45.2)%	(45.1)%
In recent quarters, we have generally experienced a decline in new student enrollments. We believe a primary driver for the recent decline is due to fewer admissions counselors and student inquiry coordinators, as a result of our various operational changes and business initiatives. We believe that the new student enrollment has also been affected by the student quality and preparedness initiatives we recently added. Lastly, we believe that the negative media scrutiny of the private sector postsecondary education industry in general has had a negative impact on new enrollments.

Trends and uncertainties regarding revenue and continuing operations
Effective January 1, 2013, Ashford University eliminated the one-time technology fee it charged online students and replaced it with a per course charge.
Ashford University made changes to its operations and business initiatives as part of its reapplication for initial accreditation from WASC. These initiatives included hiring new leadership, implementing smaller class sizes, expanding minimum age-levels for students, implementing the Ashford Promise, hiring additional full-time faculty, and implementing new program review models. Many of these initiatives have resulted in higher expense to the organization, primarily in the areas of instructional costs and services, as well as contributed to the recent decline in new enrollment and the resulting decline in revenue.
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
There was a reduction in force announced during the second quarter of 2013, for which we recognized $5.9 million in total of severance costs for wages and benefits during the three months ended June 30, 2013. The reduction in force was necessary in order to better align personnel resources with the impact of previously announced institutional initiatives regarding enrollments. The total severance amount was charged as $4.8 million to instructional costs and services, $0.3 million to admissions advisory and marketing expenses, and $0.8 million to general and administrative expenses. These costs are expected to be fully paid by the end of the third quarter of 2013 from existing cash on hand at June 30, 2013. We do not expect any additional material severance costs during the remainder of 2013 and there were no other related contract termination costs. The savings from this reduction in force is anticipated to be approximately $8.0 million through December 31, 2013.
Although we continue to see a demand for postsecondary education and Title IV funds continue to be available to current and prospective students, our historical results and trends, including enrollments, admissions advisory and marketing expenses and instructional costs and services, may not be indicative of our future results.
Liquidity and capital resources and anticipated capital expenditures
We have financed our operating activities and capital expenditures during 2013 and 2012 primarily through cash provided by operating activities. At June 30, 2013, we had cash, cash equivalents and investments totaling $536.2 million and no long-term debt. Based on our current level of operations and anticipated growth in enrollments, we believe that our cash flow from operating activities, our existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. For the year ending December 31, 2013, we expect capital expenditures to be approximately $18.0 million.
Recent Developments
WASC Grant of Initial Accreditation to Ashford University. On July 10, 2013, WASC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. This WASC action permits Ashford University to designate WASC as its accreditor of record, subject to (i) the prior approval of U.S. Department of Education, or the Department, (ii) the university's voluntary withdrawal from HLC, (iii) receipt of acknowledgment by HLC, and (iv) release of HLC's relevant records to WASC. WASC found that the university has responded to its previously expressed concerns, judged that Ashford University is in substantial compliance with WASC standards and established a process for monitoring progress in implementing recommendations in several areas related to growth, infrastructure, student retention and student outcomes. As part of the monitoring process, the university will host WASC in a Special Visit in spring 2015.
Negotiated Rulemaking. In May and June 2013 the Department held negotiated rulemaking public hearings and indicated that this activity is part of a series of rulemaking efforts to achieve a long-term agenda in higher education focused on access, affordability, academic quality and completion. Recent and future hearings and committees have focused and are expected to focus on topics including, but not limited to, cash management of Title IV program funds, state authorization for programs offering distance or correspondence education, gainful employment, credit and clock hour conversions, changes made to the Clery Act by the Violence Against Women Act of 2013 (P.L. 113-4), and the definition of “adverse credit” for PLUS borrowers.

In June 2013, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations that would establish standards for programs that prepare students for gainful employment in a recognized occupation. The Department's Notice sought nominees for the two sessions that will occur on September 9-11, 2013 and October 21-23, 2013. The rulemaking process is expected to produce new regulations that, if published in final form after November 1, 2013 and on or before November 1, 2014, would typically take effect in July 2015. The Notice stated that the Department plans to establish committees to address the other rulemaking issues in the coming months. Compliance with additional regulations, and/or regulatory scrutiny that results in the Company being allegedly out of compliance with these regulations, could result in direct and indirect costs of compliance, fines, sanctions or lawsuits, which could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
HLC on Notice Status of Ashford University. Ashford University remains accredited by HLC and on Notice. Notice is a commission sanction indicating that an institution is pursuing a course of action that, if continued, could lead it to be out of compliance with one or more criteria for accreditation. The university was placed on Notice due to (1) its current non-compliance with HLC's jurisdictional policy, a policy that became effective on July 1, 2012 and requires a “substantial presence,” as defined by commission policy, in HLC's 19-state north central region, and (2) concerns regarding its future ability to remain in compliance with certain accreditation criteria, particularly the revised criteria that became effective on January 1, 2013. Specifically, HLC noted that its action in placing the university on Notice was related in part to the alignment of the university's mission with its instructional model, governance of the university independent from its corporate parent, sufficiency of faculty, assessment of student learning and use of data to improve graduation and retention rates, and shared governance structures involving faculty and administration.
On July 18, 2013 Ashford University provided a monitoring report to HLC stating that it had been granted Initial Accreditation by WASC for five years and that the university intends to name WASC as its accreditor of record, subject to approval by the Department. However, if the Department does not recognize the change of accreditor or if the Department has not yet recognized the change of accreditor, the university will be required to host HLC in a focused evaluation on or before December 15, 2013 to examine retention, graduation and the university's progress in resolving the identified issues. Unless the university withdraws from HLC prior to such date, the HLC Board of Trustees will consider information provided in the July 2013 monitoring report and the December 2013 focused evaluation at its meeting in February 2014 and take action as appropriate. At its February 2014 meeting HLC may determine to remove the university from Notice, or in the event the identified concerns, including satisfaction of HLC's jurisdictional requirements, have not been satisfactorily addressed, place the university on probation or take other action, which could include a show-cause order or withdrawal of accreditation.
Seasonality
Our operations are generally subject to seasonal trends. While we enroll students throughout the year, our fourth quarter revenue generally is lower than other quarters due to the holiday break in December. We generally experience a seasonal increase in new enrollments in August and September of each year when most other colleges and universities begin their fall semesters.
Critical Accounting Policies and Use of Estimates
For the six months ended June 30, 2013, there were no material changes to the critical accounting policies and estimates discussed in “MD&A-Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013, and amended on May 17, 2013.

Results of Operations
The following table sets forth the condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	53.7	33.3	49.5	33.4
Admissions advisory and marketing	29.1	34.0	27.4	35.0
General and administrative	9.1	5.8	8.9	8.1
Total costs and expenses	91.9	73.1	85.8	76.5
Operating income	8.1	26.9	14.2	23.5
Other income, net	0.5	0.3	0.4	0.3
Income before income taxes	8.6	27.2	14.6	23.8
Income tax expense	3.4	10.3	5.7	9.0
Net income	5.2%	16.9%	8.9%	14.8%
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Revenue.    Our revenue for the three months ended June 30, 2013, was $197.6 million, representing a decrease of $58.7 million, or 22.9%, as compared to revenue of $256.3 million for the three months ended June 30, 2012. This decrease was primarily due to the enrollment decline of 22.6%, from 92,620 students at June 30, 2012, to 71,685 students at June 30, 2013. There was also a decline in technology fees between periods due to the decline in new student enrollments between periods, as well as the change in technology fee structure for Ashford University. Effective January 1, 2013, Ashford University eliminated the one-time technology fee of $1,290 it charged online students, and replaced it with a per course charge of $50. We earned technology fees of $2.6 million, or 1.3% of revenue, for the three months ended June 30, 2013, compared to technology fees of $15.9 million, or 6.2% of revenue, for the three months ended June 30, 2012. The decline in revenue was partially offset by a decrease in institutional scholarships of $2.6 million in the aggregate between periods, as well as a 2.75% tuition increase effective April 1, 2013. The offsetting tuition increase accounted for approximately 7.7% of the change in revenue between periods.
Instructional costs and services.    Our instructional costs and services for the three months ended June 30, 2013, were $106.0 million, representing an increase of $20.7 million, or 24.4%, as compared to instructional costs and services of $85.3 million for the three months ended June 30, 2012. Specific increases between periods were direct compensation in the areas of academic management, financial aid support and student services of $12.4 million (including $4.8 million of severance charges), corporate support services of $5.2 million, facilities costs of $1.9 million, information technology costs of $1.8 million, and bad debt expense of $1.8 million. These increases were offset by decreases in instructor fees of $2.0 million and financial aid processing fees of $0.9 million. Instructional costs and services increased, as a percentage of revenue, to 53.7% for the three months ended June 30, 2013, as compared to 33.3% for the three months ended June 30, 2012. The increase of 20.4%, as a percentage of revenue, included relative increases in direct compensation of 8.9% (including severance), corporate support services of 3.2%, bad debt expense of 2.9%, facilities of 1.7%, information technology costs of 1.6%, and instructor fees of 0.8%. As a percentage of revenue, bad debt expense was 9.4% for the three months ended June 30, 2013, compared to 6.5% for three months ended June 30, 2012. We continue to focus on enhancing our processes and procedures around our accounts receivable.
Admissions advisory and marketing expenses.    Our admissions advisory and marketing expenses for the three months ended June 30, 2013, were $57.6 million, representing a decrease of $29.6 million, or 34.0%, as compared to admissions advisory and marketing expenses of $87.2 million for the three months ended June 30, 2012. Specific factors contributing to the overall decrease between periods were decreases in related compensation of $12.3 million due to fewer admissions and related personnel, decreases in advertising costs of $6.3 million, corporate support services of $6.1 million, information technology costs of $2.2 million, and facilities costs of $2.1 million. Our admissions advisory and marketing expenses, as a percentage of revenue, decreased to 29.1% for the three months ended June 30, 2013, from 34.0% for the three months ended June 30, 2012. The decrease of 4.9% as a percentage of revenue was mainly due to the relative decreases in corporate support services of 2.7%, selling compensation of 1.3%, advertising costs of 0.5%, and information technology costs of 0.5%. Spending in this area is expected to increase during the year as we continue our branding efforts.
General and administrative expenses.    Our general and administrative expenses for the three months ended June 30, 2013, were $17.9 million, representing an increase of $2.9 million, or 19.1%, as compared to general and administrative expenses of $15.0 million for the three months ended June 30, 2012. The overall increase between periods was primarily due to increases in professional fees of $1.4 million, administrative compensation of $1.1 million, and corporate support services of $1.1 million. These increases were primarily offset by decreases in other administrative costs of $0.7 million. Our general and administrative expenses, as a percentage of revenue, increased to 9.1% for the three months ended June 30, 2013, from 5.8% for the three months ended June 30, 2012. The increase of 3.3% as a percentage of revenue was primarily due to increases in administrative compensation of 1.7%, professional fees of 0.9%, and administrative other of 0.3%. These increases were offset by a decrease in corporate support services of 0.6%.
Other income, net.    Other income, net, was $1.0 million for the three months ended June 30, 2013, as compared to $0.9 million for the three months ended June 30, 2012, representing an increase of $0.1 million. The increase was primarily due to increased interest income on higher average cash balances.
Income tax expense.    We recognized income tax expense for the three months ended June 30, 2013 and 2012, of $6.7 million and $26.4 million, respectively, at effective tax rates of 39.2% and 37.9%, respectively. The increase in our effective tax rate between periods was primarily due to lower pre-tax income and certain non-recurring state tax items.
Net income.    Net income was $10.4 million for the three months ended June 30, 2013, compared to net income of $43.3 million for the three months ended June 30, 2012, a decrease of $32.9 million, as a result of the factors discussed above.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Revenue.    Our revenue for the six months ended June 30, 2013, was $419.6 million, representing a decrease of $87.1 million, or 17.2%, as compared to revenue of $506.7 million for the six months ended June 30, 2012. This decrease was primarily due to the enrollment decline of 22.6%, from 92,620 students at June 30, 2012, to 71,685 students at June 30, 2013. There was also a decline in technology fees between periods due to the decline in new student enrollments between periods, as well as the change in technology fee structure for Ashford University. Effective January 1, 2013, Ashford University eliminated the one-time technology fee of $1,290 it charged online students, and replaced it with a per course charge of $50. We earned technology fees of $11.8 million, or 2.8% of revenue, for the six months ended June 30, 2013, compared to technology fees of $31.7 million, or 6.3% of revenue, for the six months ended June 30, 2012. The decline in revenue was partially offset by a decrease in institutional scholarships of $2.9 million in the aggregate between periods, as well as a 2.75% tuition increase effective April 1, 2013. The offsetting tuition increase accounted for approximately 12.8% of the change in revenue between periods.
Instructional costs and services.    Our instructional costs and services for the six months ended June 30, 2013, were $207.7 million, representing an increase of $38.2 million, or 22.5%, as compared to instructional costs and services of $169.5 million for the six months ended June 30, 2012. Specific increases between periods were direct compensation in the areas of academic management, financial aid support and student services of $19.1 million (including $4.8 million of severance charges), corporate support services of $9.7 million, facilities costs of $4.5 million, information technology costs of $3.7 million, and bad debt expense of $3.5 million. These increases were partially offset by a decrease in instructor fees of $2.7 million, and financial aid processing fees of $2.0 million. Instructional costs and services, as a percentage of revenue, increased to 49.5% for the six months ended June 30, 2013, as compared to 33.4% for the six months ended June 30, 2012. The increase of 16.1% included relative increases in direct compensation of 6.5% (including severance), corporate support services of 2.8%, bad debt expense of 2.2%, facilities costs of 1.6%, information technology costs of 1.4%, and instructor fees of 0.5%. As a percentage of revenue, bad debt expense was 8.8% for the six months ended June 30, 2013, compared to 6.6% for six months ended June 30, 2012.
Admissions advisory and marketing expenses.    Our admissions advisory and marketing expenses for the six months ended June 30, 2013, were $115.1 million, representing a decrease of $62.1 million, or 35.0%, as compared to admissions advisory and marketing expenses of $177.2 million for the six months ended June 30, 2012. Specific factors contributing to the overall decrease between periods were decreases in selling compensation of $27.1 million due to fewer admissions and related personnel, corporate support services of $13.2 million, advertising costs of $12.7 million, information technology costs of $4.7 million, and facilities costs of $3.9 million. Our admissions advisory and marketing expenses, as a percentage of revenue, decreased to 27.4% for the six months ended June 30, 2013, from 35.0% for the six months ended June 30, 2012. The decrease of 7.6%, as a percentage of revenue, included relative decreases in selling compensation of 2.9%, corporate support services of 2.8%, advertising costs of 1.1%, and information technology costs of 0.7%. Spending in this area is expected to increase during the year as we continue our branding efforts.
General and administrative expenses.    Our general and administrative expenses for the six months ended June 30, 2013, were $37.3 million, representing a decrease of $3.3 million, or 8.1%, as compared to general and administrative expenses of $40.6 million for the six months ended June 30, 2012. The overall decrease between periods was primarily due to the $10.8 million legal settlement in 2012 that did not occur in 2013, as well as decreases in other administrative costs of $2.1 million. These decreases were offset by increases in corporate support services of $3.5 million, professional fees of $2.0 million, and administrative compensation of $1.8 million. Our general and administrative expenses, as a percentage of revenue, increased to 8.9% for the six months ended June 30, 2013, compared to 8.1% for the six months ended June 30, 2012. The increase of 0.8%, as a percentage of revenue, included increases in administrative compensation of 1.2%, and professional fees of 0.6%, and depreciation of 0.6%. These increases were primarily offset by a decrease in legal expense of 2.1%.
Other income, net.    Other income, net, was $1.8 million for the six months ended June 30, 2013, as compared to $1.5 million for the six months ended June 30, 2012, representing an increase of $0.3 million. The increase was primarily due to increased interest income on higher average cash balances.
Income tax expense.    We recognized income tax expense for the six months ended June 30, 2013 and 2012, of $24.0 million and $45.7 million, respectively, at effective tax rates of 39.1% and 37.8%, respectively. The increase in our effective tax rate between periods was primarily due to lower pre-tax income and certain non-recurring state tax items.
Net income.    Net income was $37.3 million for the six months ended June 30, 2013, compared to net income of $75.2 million for the six months ended June 30, 2012, a decrease of $37.9 million, as a result of the factors discussed above.
Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the six months ended June 30, 2013 and 2012, primarily through cash provided by operating activities. Our cash and cash equivalents were $363.1 million at June 30, 2013, and $256.0 million at December 31, 2012. At June 30, 2013, and December 31, 2012, we had investments of $173.1 million and $258.7 million, respectively.
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
There was only a slight decrease in the fair value of our short and long-term investments at June 30, 2013, as compared to December 31, 2012. We believe that any fluctuations we have recently experienced are temporary in nature and we maintain that while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover the value.
Available borrowing facilities
On April 13, 2012, we entered into a $50 million revolving line of credit, or the Facility, pursuant to an Amended and Restated Revolving Credit Agreement, or the Revolving Credit Agreement, with the lenders signatory thereto and Comerica, as administrative agent for the lenders. The Revolving Credit Agreement amended, restated and superseded our prior loan agreements. At our option, we may increase the size of the Facility up to $100 million (in certain minimum increments), subject to the terms and conditions of the Revolving Credit Agreement. Additionally, we may request swing-line advances under the Facility up to $3 million in the aggregate.

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
As of June 30, 2013, we had no borrowings outstanding under the Facility. As of June 30, 2013, we used the availability under the Facility to issue letters of credit aggregating $5.8 million.
Stock repurchase program
On April 30, 2012, our board of directors authorized the repurchase of up to $75.0 million of our outstanding shares of common stock over the following 12 months. The repurchase program was authorized by our board of directors with the intention of creating additional value for stockholders. Under the repurchase program, we were authorized to purchase shares from time to time in the open market, through block trades or otherwise. No shares were repurchased under this program and the program expired on April 30, 2013.
Title IV funding
Our institutions derive the substantial majority of their respective revenues from various federal student financial assistance programs authorized under Title IV of the Higher Education Act. Our institutions are subject to significant regulatory scrutiny on the basis of numerous standards that the institutions must satisfy in order to participate in Title IV programs. For more information regarding Title IV programs and the regulation thereof, see “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013, and amended on May 17, 2013. The balance of revenues derived by our institutions is from military and government reimbursement, payments made in cash by individuals, reimbursement from corporate affiliates, private loans and internal loan programs.
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
Operating activities
Net cash provided by operating activities was $32.3 million and $76.8 million for the six months ended June 30, 2013 and 2012, respectively. The overall decrease of $44.5 million between the two periods was primarily related to the decrease in the growth of deferred revenue and student deposits of $41.2 million between periods due to the declining enrollment, as well as the decrease of $37.9 million in net income between periods. These decreases to cash provided by operating activities were offset by an increase to cash provided by operating activities due to the decrease in accounts receivable of $33.8 million between periods. We expect to continue to generate cash from our operating activities for the foreseeable future.

Investing activities
Investing activities consisted primarily of maturities of investments. Net cash provided by investing activities was $74.1 million for the six months ended June 30, 2013 and net cash used in operating activities was $38.0 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, we had purchases of investments of $26.7 million and maturities of $109.9 million. This compares to purchases of investments of $108.4 million and sales and maturities of $88.2 million in the same period in 2012. Capital expenditures for the six months ended June 30, 2013, were $6.8 million, compared with $15.0 million for the six months ended June 30, 2012. We will continue to invest in information technology and computer equipment, as well as continuing to invest in infrastructure to support the expansion of our ground campuses. We expect our capital expenditures to be approximately $18.0 million for the year ended December 31, 2013.
Financing activities
Net cash provided by financing activities was $0.8 million and $7.7 million for the six months ended June 30, 2013, and 2012, respectively. During each of the six months ended June 30, 2013, and June 30, 2012, net cash provided by financing activities reflects the cash provided by option exercises and any related tax benefit of the option exercises.
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
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of June 30, 2013, our total available surety bond facility was $12.0 million and the surety had issued bonds totaling $8.8 million on our behalf under such facility.
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
Interest rate risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of June 30, 2013, we had no borrowings under the Facility.

Our future investment income may vary from expectations due to changes in interest rates. At June 30, 2013, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned from cash, cash equivalents or investments.
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
Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2013, due to the material weakness in our internal control over financial reporting described below.
Material weakness in internal control over financial reporting
We disclosed in Item 9A, Controls and Procedures of our annual report on Form 10-K/A, for the year ended December 31, 2012, that there were matters that constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
We have concluded that there was a material weakness in internal control over financial reporting, as we did not maintain effective internal controls over the accounting for accounts receivable. Specifically, we determined 1) that the process for estimating the allowance for doubtful accounts in 2012 was not designed to appropriately incorporate all relevant qualitative factors and 2) that accounts receivable aging was not correct. These control deficiencies resulted in the revision of the Company's consolidated financial statements for the year ended December 31, 2012 and each of the interim periods during fiscal year 2012 related to the accounting for the valuation of the Company's accounts receivable. We have performed procedures over the estimate for the allowance for doubtful accounts to validate the amount of the revision. We believe we have corrected the financial accounting effects of these items, which resulted in an immaterial increase in bad debt expense, and we revised our consolidated financial statements for the year ended December 31, 2012 and each of the interim periods in fiscal year 2012, related to the accounting for the allowance for doubtful accounts.
Management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2013. We are committed to remediating the control deficiencies that constitute the material weakness by implementing changes to our internal control over financial reporting. Our CFO is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weakness.
Remediation efforts
We continue to take steps to remediate the underlying causes of the material weakness. Through the first half of 2013, we have implemented additional oversight and review, and have taken specific actions to improve in the area of accounts receivable including:

•	performing additional analytical procedures, including detailed analysis of the accounts receivable aging, and of the allowance for doubtful accounts as a percentage of the receivables;

•	gathering insights from operational personnel to ensure a better understanding of account balances and reasons for fluctuations;

•	looking at other internal and external factors potentially impacting receivable balances at a more disaggregated level;

•	implemented a look-back analysis to ensure that historical estimates remain appropriate; and

•	monitoring the receivable sub-populations to ensure a deeper understanding of how student behavior at the institutions affects related receivable balances.
We will continue to maintain appropriate focus on this critical accounting area going forward. We believe these measures will remediate the control deficiencies. However, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weakness, we may determine to take additional measures to address the control deficiencies.
Changes in internal control over financial reporting
There were changes in internal control of financial reporting, as discussed above under “Material weakness in internal control over financial reporting,” during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
Refer to Note 12, Commitments and Contingencies, to our quarterly consolidated financial statements included in Part I, Item 1 of this report, for legal proceedings, which note is incorporated by reference into this Item 1 of Part II.

Item 1A.    Risk Factors.
Investing in our common stock involves risk. In addition to the risk factors set forth below, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013, and amended on May 17, 2013. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
If the Department of Education does not approve the transfer of Ashford University's accreditation from HLC to WASC, Ashford University will be required to consolidate a significant portion of its educational administration and activity, business operations and executive and administrative leadership in HLC's north central region, which could result in management distraction, business disruption and have a material adverse impact on our financial condition, cash flows and results of operations.
On July 18, 2013 Ashford University provided a monitoring report to the Higher Learning Commission of the North Central Association of Colleges and Schools, or HLC, stating that it had been granted Initial Accreditation by the WASC Senior College and University Commission, or WASC, for five years and that the university intends to name WASC as its accreditor of record, subject to approval by the U.S. Department of Education, or the Department. However, if the Department does not recognize the change of accreditor and the redesignation of our main campus in Clinton, Iowa to an additional location and the designation of our San Diego, California location as our main campus, the university will be required to complete specific steps, following its implementation plan, to establish presence in HLC's region as required pursuant to HLC's jurisdictional requirements. In addition, if the Department has not yet recognized the change in accreditor and the redesignation of our campuses, Ashford University will be required to host HLC in a focused evaluation on or before December 15, 2013 to examine retention, graduation and the university's progress in resolving the identified issues. Unless the university withdraws from HLC prior to such date, the HLC Board of Trustees will consider information provided in the July 2013 monitoring report and the December 2013 focused evaluation at its meeting in February 2014 and take action as appropriate. At its February 2014 meeting, HLC may determine to remove the university from Notice, or in the event the identified concerns, including satisfaction of HLC's jurisdictional requirements, have not been satisfactorily addressed, place the university on probation or take other action, which could include a show-cause order or withdrawal of accreditation. For more information regarding Ashford University's accreditation and related matters, see Note 11, “Regulatory,” to our quarterly consolidated financial statements, which are included in Part I, Item 1 of this report. For a discussion of risks related to the loss of accreditation, see the risk factors entitled, “Our institutions' failure to maintain accreditation would result in a loss of eligibility to participate in Title IV programs. Ashford University has been placed on Notice by its principal accreditor and its accreditation is under review.” and “If Ashford University fails to demonstrate that it is within HLC's jurisdiction, the institution could lose accreditation” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 15, 2013.
Ashford does not expect the Department to unduly delay or fail to recognize the change of accreditor, but we cannot predict with certainty any Department decision or decision timing. If Ashford University is required to comply with HLC's jurisdictional requirements, it will implement a plan to consolidate a significant portion of its educational administration and activity, business operations and executive and administrative leadership in HLC's 19-state north central region, which could result in management distraction, business disruption and have a material adverse effect on our financial condition, cash flows and results of operations.
Additional regulations or regulatory scrutiny resulting from negotiated rulemaking by the Department of Education could result in increased compliance costs, fines, sanctions or lawsuits, which could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
The Department held negotiated rulemaking public hearings in May and June 2013 and has indicated that this activity is part of a series of rulemaking efforts to achieve a long-term agenda in higher education focused on access, affordability, academic quality and completion. Recent hearings have focused on and increased regulatory scrutiny may focus on topics including, but not limited to, cash management of Title IV program funds, state authorization for programs offering distance or correspondence education and particularly issues surrounding California's exemption laws for regionally accredited institutions, gainful employment, credit and clock hour conversions, changes made to the Clery Act by the Violence Against Women Act of 2013 (P.L. 113-4), and the definition of “adverse credit” for PLUS borrowers. In June 2013, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations that would establish standards for programs that prepare students for gainful employment in a recognized occupation. The Department's Notice sought nominees for the two sessions that will occur on September 9-11, 2013 and October 21-23, 2013. This rulemaking process is expected to produce new regulations, which, if published in final form after November 1, 2013 and on or before November 1, 2014, would typically take effect in July 2015. The Notice stated that the Department plans to establish committees to address the other rulemaking issues in the coming months. Compliance with additional regulations, and/or regulatory scrutiny that results in our institutions being allegedly out of compliance with these regulations, could result in direct and indirect costs of compliance, fines, sanctions or lawsuits, which could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.

As a result of changes that have been made, or may be required by Ashford University's accreditors, to the institution's operations and business model, our historical financial and business results may not necessarily be representative of future results.
In order for Ashford University to demonstrate that it had satisfactorily addressed the conclusions of the initial WASC visiting team report and come into compliance with the WASC Standards of Accreditation (as part of the institution's reapplication process), the institution has made operational changes and launched various new business initiatives, and additional changes may be required. These initiatives included hiring new leadership, implementing smaller class sizes, requiring minimum age-levels for students, implementing the Ashford Promise, hiring additional full-time faculty, and implementing new program review models. Many of these initiatives result in higher expense to the organization, primarily in the areas of instructional costs and services. Some changes and initiatives have contributed to a decline in new student enrollments. Accordingly, although we continue to see a demand for postsecondary education and Title IV funds continue to be available to current and prospective students, our historical results and trends, including enrollments, admissions advisory and marketing expenses and instructional costs and services, may not be indicative of our future results.
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.
We have concluded that there is a material weakness in internal control over financial reporting, as we did not maintain effective internal controls over the accounting for accounts receivable. Specifically, we determined 1) that the process for estimating the allowance for doubtful accounts in 2012 was not designed to appropriately incorporate all relevant qualitative factors and 2) that accounts receivable aging was not correct. Although we have performed testing to validate the accuracy of the corrected aging and considered the appropriate qualitative factors, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2012, March 31, 2013 and June 30, 2013.
Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See also “Item 4. Controls and Procedures.” The existence of this issue could adversely affect us, our reputation or investor perceptions of us. We continue to take steps to remediate the underlying causes of the material weakness, primarily through making improvements in the accounting processes, including additional oversight and review, and performing additional analytical procedures. We expect to incur additional costs remediating this material weakness. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Not Applicable.
Item 5.    Other Information.
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
Resignation of Director
On July 31, 2013, Andrew M. Miller resigned from the Board of Directors of Bridgepoint Education, Inc., effective immediately.

Item 6.    Exhibits.

Exhibit		Description
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on May 21, 2009).
3.2		Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Form S-1 filed on March 20, 2009).
4.1		Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1 filed on March 30, 2009).
4.2		Second Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.4 to the Form S-1 filed on September 4, 2009).
10.1	+	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (General - Annual Employee Grant)
10.2	†
Amendment dated April 1, 2013 to General Services Agreement between Xerox Business Services, Inc., Inc. (formerly Affiliated Business Services, Inc.) between Affiliated Computer Services, Inc. and Ashford University, LLC.

10.3	†	Task Order dated May 1, 2013 to General Services Agreement between Xerox Business Services, Inc., Inc. (formerly Affiliated Business Services, Inc.) and University of the Rockies, LLC.
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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the SEC on August 6, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of June 30, 2013, and December 31, 2012; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iv) the Condensed Consolidated Statement of Stockholder's Equity for the six months ended June 30, 2013; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements.

+     Indicates management contract or compensatory plan or arrangement.
†     Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.

August 6, 2013	/s/ DANIEL J. DEVINE
Daniel J. Devine Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)