Form 10-Q
period 2013-09-30
Bridgepoint Education Inc
filed 2013-11-05
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of October 31, 2013, was 54,576,091.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of September 30, 2013	As of December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$431,762	$255,965
Investments	35,221	136,967
Accounts receivable, net	51,123	67,927
Deferred income taxes	11,033	10,936
Prepaid expenses and other current assets	16,057	19,810
Total current assets	545,196	491,605
Property and equipment, net	94,570	95,966
Investments	86,279	121,738
Student loans receivable, net	11,936	15,143
Goodwill and intangibles, net	11,974	10,739
Deferred income taxes	13,284	13,266
Other long-term assets	1,951	2,330
Total assets	$765,190	$750,787
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,322	$4,588
Accrued liabilities	43,567	44,640
Deferred revenue and student deposits	126,447	175,057
Total current liabilities	179,336	224,285
Rent liability	26,294	25,173
Other long-term liabilities	8,745	9,759
Total liabilities	214,375	259,217
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both September 30, 2013, and December 31, 2012	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 61,759 issued and 54,452 outstanding at September 30, 2013; 61,406 issued and 54,099 outstanding at December 31, 2012	618	614
Additional paid-in capital	163,674	151,709
Retained earnings	522,068	474,598
Accumulated other comprehensive income	28	222
Treasury stock, 7,307 shares at cost at both September 30, 2013, and December 31, 2012	(135,573)	(135,573)
Total stockholders' equity	550,815	491,570
Total liabilities and stockholders' equity	$765,190	$750,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$185,612	$252,076	$605,170	$758,815
Costs and expenses:
Instructional costs and services	92,204	90,986	299,895	260,489
Admissions advisory and marketing	64,507	96,734	179,632	273,970
General and administrative	16,050	17,247	53,344	57,836
Total costs and expenses	172,761	204,967	532,871	592,295
Operating income	12,851	47,109	72,299	166,520
Other income, net	787	955	2,636	2,492
Income before income taxes	13,638	48,064	74,935	169,012
Income tax expense	3,503	18,244	27,465	63,963
Net income	$10,135	$29,820	$47,470	$105,049
Earnings per share:
Basic	$0.19	$0.56	$0.88	$2.00
Diluted	0.18	0.53	0.85	1.87
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	54,336	53,184	54,201	52,576
Diluted	56,431	55,756	55,795	56,089
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$10,135	$29,820	$47,470	$105,049
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	10	308	(194)	945
Comprehensive income	$10,145	$30,128	$47,276	$105,994
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2012	61,406	$614	$151,709	$474,598	$222	$(135,573)	$491,570
Stock-based compensation	—	—	10,704	—	—	—	10,704
Exercise of stock options	169	2	1,248	—	—	—	1,250
Excess tax benefit of option exercises and restricted stock, net of tax shortfall	—	—	483	—	—	—	483
Stock issued under employee stock purchase plan	62	1	603	—	—	—	604
Stock issued under restricted stock plan	115	1	(1,081)	—	—	—	(1,080)
Exercise of warrants	7	—	8	—	—	—	8
Net income	—	—	—	47,470	—	—	47,470
Unrealized losses on investments, net of tax	—	—	—	—	(194)	—	(194)
Balance at September 30, 2013	61,759	$618	$163,674	$522,068	$28	$(135,573)	$550,815
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$47,470	$105,049
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	53,649	52,418
Depreciation and amortization	15,861	12,761
Amortization of premium/discount	3,596	5,384
Stock-based compensation	10,704	9,915
Excess tax benefit of option exercises	(863)	(8,446)
Loss on impairment of student loans receivable	790	—
Net realized gain on sale of securities	(62)	—
Changes in operating assets and liabilities:
Accounts receivable	(36,056)	(90,188)
Prepaid expenses and other current assets	3,395	(3,982)
Student loans receivable	218	(5,730)
Other long-term assets	379	1,971
Accounts payable and accrued liabilities	3,699	19,363
Deferred revenue and student deposits	(48,610)	(13,191)
Other liabilities	107	8,264
Net cash provided by operating activities	54,277	93,588
Cash flows from investing activities
Capital expenditures	(11,737)	(20,803)
Purchases of investments	(26,724)	(173,512)
Restricted cash	—	25
Capitalized curriculum development costs	(3,518)	(4,130)
Sales and maturities of investments	161,854	151,511
Net cash provided by (used in) investing activities	119,875	(46,909)
Cash flows from financing activities
Proceeds from exercise of stock options	1,250	2,240
Tax withholdings related to net issuance of stock options	—	(10,418)
Excess tax benefit of option exercises	863	8,446
Proceeds from the issuance of stock under employee stock purchase plan	604	707
Proceeds from the exercise of warrants	8	2
Issuance of restricted stock	(1,080)	—
Net cash provided by financing activities	1,645	977
Net increase in cash and cash equivalents	175,797	47,656
Cash and cash equivalents at beginning of period	255,965	133,921
Cash and cash equivalents at end of period	$431,762	$181,577
Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$955	$2,076
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
Revision of Previously Issued Financial Statements
During the first quarter of 2013, the Company identified a $7.2 million out of period adjustment for bad debt expense related to the aging of the Company's accounts receivable, which should have been recognized during the year ended December 31, 2012. The Company evaluated the cumulative impact of this item on prior periods and determined to revise its previously issued financial statements to reflect the impact of this correction. Prior periods have been revised in connection with the filing of the Company's Form 10-Q's in 2013.
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
Student Loans Receivable and Loan Loss Reserves
Student loans receivable consist of loans to qualified students and have a repayment period of 10 years from the date of graduation or withdrawal from the Company's institutions. The interest rate charged on student loans is a fixed rate of either 4.5% or 0.0% depending upon the repayment plan selected. If the student selects the rate of 0.0%, the student must pay $50 per month on the loan while enrolled in school and during the six months of grace period (after graduation or withdrawal) before the repayment period begins. On the 0.0% student loans, the Company imputes interest using the rate that would be used in a market transaction with similar terms. Interest income on student loans is recognized using the effective interest method and is recorded within other income in the condensed consolidated statements of income. Revenue recognized related to student loans was immaterial during each of the three and nine months ended September 30, 2013 and September 30, 2012, respectively.
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
For non-tuition related student loans, the Company utilizes an impairment methodology. Under this methodology, management determines whether a loan would be impaired if it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the individual loan agreement. This assessment is based on an analysis of several factors including aging history and delinquency trending, the risk characteristics and loan performance of the specific loans, as well as current economic conditions and industry trends. Based on these factors, the Company considers loans to be impaired when they reach a delinquency status that requires specialized collection efforts. The Company records a loss reserve for the full book value of the impaired loans. For the three and nine months ended September 30, 2013, there was $0.5 million and $0.8 million, respectively, recorded for loan loss reserves. The loan loss reserve is maintained at a level deemed adequate by management based on a periodic analysis of the individual loans and is recorded within the instructional costs and services line in the condensed consolidated statements of income.
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
3. Reclassification
Effective in the fourth quarter of 2012, the Company made changes in the presentation of its operating expenses. The Company determined that these changes would better reflect industry practices and would provide more meaningful information as well as increased transparency to its operations. The Company believes its expenses as reclassified better represent the operational changes and the business initiatives that have been implemented. The Company has reclassified prior periods to conform to the new presentation. There was no change to the total amount of operating expenses as a result of the reclassification.
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
Potentially dilutive common shares for each of the three and nine months ended September 30, 2013 and September 30, 2012, consisted of incremental shares of common stock issuable upon the exercise of options and upon the settlement of restricted stock units.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$10,135	$29,820	$47,470	$105,049
Denominator:
Weighted average number of common shares outstanding	54,336	53,184	54,201	52,576
Effect of dilutive options and restricted stock units	1,996	2,349	1,497	3,261
Effect of dilutive warrants	99	223	97	252
Diluted weighted average number of common shares outstanding	56,431	55,756	55,795	56,089
Earnings per share:
Basic earnings per share	$0.19	$0.56	$0.88	$2.00
Diluted earnings per share	$0.18	$0.53	$0.85	$1.87
For the periods indicated below, the computation of dilutive common shares outstanding excludes certain options and restricted stock units to purchase shares of common stock because their effect was anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Options	2,564	3,405	3,493	1,364
Restricted stock units	—	—	1	—
5. Significant Balance Sheet Accounts
Receivables, Net
Receivables, net, consist of the following (in thousands):

	As of September 30, 2013	As of December 31, 2012
Accounts receivable	$102,782	$114,635
Less allowance for doubtful accounts	(51,659)	(46,708)
Accounts receivable, net	$51,123	$67,927

Student loans receivable (non-tuition related)	$7,954	$9,279
Student loans receivable (tuition related)	5,642	8,171
Student loans receivable	13,596	17,450
Less allowance for doubtful accounts	(1,660)	(2,307)
Student loans receivable, net	$11,936	$15,143
As of September 30, 2013 and December 31, 2012, there was $1.7 million and $0.6 million, respectively, of current net student loans receivable included within net accounts receivable. Student loans receivable is presented net of any related

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

discount, and the balances approximated fair value at each balance sheet date. The Company estimated the fair value of the student loans receivable by discounting the future cash flows using current rates for similar arrangements. The assumptions used in this estimate are considered unobservable inputs and are therefore categorized as Level 3 measurements under accounting guidance.
The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the nine months ended September 30, 2013	$(46,708)	$54,036	$49,085	$(51,659)
For the nine months ended September 30, 2012	(35,627)	52,424	45,113	(42,938)

Allowance for student loans receivable (tuition related):
For the nine months ended September 30, 2013	$(2,307)	$(387)	$260	$(1,660)
For the nine months ended September 30, 2012	(2,338)	(6)	—	(2,332)

(1)	Deductions represent accounts written off, net of recoveries.
For the non-tuition related student loans receivable, the Company monitors the credit quality using credit scores, aging history and delinquency trending. The loan reserve methodology is reviewed on a quarterly basis. Delinquency is the main factor of determining if a loan is impaired. If a loan were determined to be impaired, interest would no longer accrue. For the three and nine months ended September 30, 2013, there was $0.5 million and $0.8 million, respectively, of loans that were impaired, and as of September 30, 2013, an immaterial amount of loans had been placed on non-accrual status.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30, 2013	As of December 31, 2012
Prepaid expenses	$10,254	$9,367
Prepaid licenses	3,061	5,864
Prepaid insurance	1,184	1,134
Interest receivable	647	2,221
Other current assets	911	1,224
Total prepaid expenses and other current assets	$16,057	$19,810

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	As of September 30, 2013	As of December 31, 2012
Land	$7,091	$7,091
Buildings and building improvements	28,520	25,430
Furniture, office equipment and software	94,145	85,709
Leasehold improvements	24,410	23,756
Vehicles	147	147
Total property and equipment	154,313	142,133
Less accumulated depreciation and amortization	(59,743)	(46,167)
Total property and equipment, net	$94,570	$95,966
Goodwill and Intangibles, Net
Goodwill and intangibles, net, consist of the following (in thousands):

	As of September 30, 2013	As of December 31, 2012
Goodwill and indefinite-lived intangibles	$3,424	$3,424

Definite-lived intangible assets	$13,496	$9,978
Less accumulated amortization	(4,946)	(2,663)
Definite-lived intangible assets, net	8,550	7,315

Total goodwill and intangibles, net	$11,974	$10,739
For the three months ended September 30, 2013 and September 30, 2012, amortization expense was $0.9 million and $0.4 million, respectively. For the nine months ended September 30, 2013 and September 30, 2012, amortization expense was $2.3 million and $1.0 million, respectively. The Company estimates that the remaining amortization expense for those intangibles which have been placed into service as of September 30, 2013, will be approximately $0.9 million, $3.3 million, $2.2 million and $0.5 million over the remaining fiscal years ending December 31, 2013, December 31, 2014, December 31, 2015 and December 31, 2016, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of September 30, 2013	As of December 31, 2012
Accrued salaries and wages	$13,227	$11,585
Accrued bonus	1,883	1,603
Accrued vacation	9,559	8,993
Accrued expenses	17,514	15,924
Accrued income taxes payable	1,384	6,535
Total accrued liabilities	$43,567	$44,640
There was a reduction in force during the second quarter of 2013 to help better align personnel resources with the impact of previously announced institutional initiatives regarding enrollments. We recognized $5.9 million of severance costs for wages and benefits during the second quarter for this reduction in force. The total severance amount was charged as $4.8 million to instructional costs and services, $0.3 million to admissions advisory and marketing expenses, and $0.8 million to general and administrative expenses. These costs were fully paid during the third quarter of 2013 from existing cash on hand. There were no additional severance costs or other related contract termination costs since that time.
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consist of the following (in thousands):

	As of September 30, 2013	As of December 31, 2012
Deferred revenue	$32,763	$44,967
Student deposits	93,684	130,090
Total deferred revenue and student deposits	$126,447	$175,057
6. Investments
The following tables summarize the fair value information of short and long-term investments as of September 30, 2013, and December 31, 2012, respectively (in thousands):

	As of September 30, 2013
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$652	$—	$652
Corporate notes and bonds	—	21,359	—	21,359
Total	$—	$22,011	$—	$22,011

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$415	$—	$415
Corporate notes and bonds	—	148,801	—	148,801
Total	$—	$149,216	$—	$149,216

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The above tables do not include amounts related to investments classified as other investments, such as certificates of deposit, which are carried at amortized cost. The amortized cost of such investments approximated fair value at each balance sheet date. The assumptions used in these fair value estimates are considered as other observable inputs and are therefore categorized as Level 2 measurements under the accounting guidance. The balances of such other investments were $99.5 million at September 30, 2013, and $109.5 million as of December 31, 2012. The balances of total combined short-term and long-term investments was $121.5 million and $258.7 million, as of September 30, 2013, and December 31, 2012, respectively.
The Company records the changes in unrealized gains and losses on its investments arising during the period in other comprehensive income. For the three months ended September 30, 2013 and 2012, the Company recorded net unrealized gains of $10,000 and $308,000, respectively, in other comprehensive income which were net of tax expense of $9,000 and $187,000, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded a net unrealized loss of $194,000, and a net unrealized gain of $945,000, respectively, in other comprehensive income which were net of tax benefit of $115,000 and tax expense of $565,000, respectively.
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
The Facility Loan Documents contain other customary affirmative, negative and financial maintenance covenants, representations and warranties, events of default, and remedies upon an event of default, including the acceleration of debt and the right to foreclose on the collateral securing the Facility. The Company was in compliance with all financial covenants in the Facility Loan Documents as of September 30, 2013.
As security for the performance of the Company's obligations under the Facility Loan Documents, the Company granted the lenders a first priority security interest in substantially all of the Company's assets, including its real property.
As of September 30, 2013, and up to the date of filing, the Company had no borrowings outstanding under the Facility. As of September 30, 2013, the Company used the availability under the line of credit to issue letters of credit aggregating $5.8 million.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Surety Bond Facility
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. In May 2009, the Company entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of September 30, 2013, the total available surety bond facility was $12.0 million and the Company had issued surety bonds totaling $7.0 million.
8. Stock-Based Compensation
The Company recorded $3.3 million and $3.4 million of stock-based compensation expense for the three months ended September 30, 2013 and 2012, respectively, and $10.7 million and $9.9 million of stock-based compensation expense for the nine months ended September 30, 2013 and 2012, respectively. The related income tax benefit was $1.2 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively, and $4.0 million and $3.7 million for the nine months ended September 30, 2013 and 2012, respectively.
There were 13,060 restricted stock units (“RSUs”) granted during the three months ended September 30, 2013 at a grant date fair value of $16.52. During the three and nine months ended September 30, 2013, approximately 0.2 million RSUs vested and were released.
The Company did not grant any options to purchase shares of common stock during the three months ended September 30, 2013. During the three months ended September 30, 2013, options to purchase 0.2 million shares of common stock were exercised.
As of September 30, 2013, there was unrecognized compensation cost of $15.5 million related to unvested options and RSUs.
9. Warrants
The Company has issued warrants to purchase common stock to various employees, consultants, licensors and lenders with exercise prices ranging from $1.125 to $9.00. Each warrant represents the right to purchase one share of common stock. As of September 30, 2013, warrants to purchase 0.1 million shares of common stock remain outstanding. The Company has not issued any warrants since 2005. During the three months ended September 30, 2013, there were approximately 7,000 warrants to purchase shares of common stock exercised. All outstanding warrants are currently exercisable and expire on December 1, 2013.
10. Income Taxes
The Company's current estimated annual effective income tax rate that has been applied to normal, recurring operations for the nine months ended September 30, 2013, was 38.9%. The Company's actual effective income tax rate was 36.7% for the nine months ended September 30, 2013. The actual effective rate for the nine months ended September 30, 2013 differed from the Company's estimated annual effective tax rate due to the impact of discrete items on the Company's income before the provision for income taxes, primarily the recognition of $1.9 million of gross unrecognized tax benefits and the reversal of accrued interest related to the lapse of the statute of limitations, offset by increases to other gross unrecognized tax benefits and related accrued interest.
At September 30, 2013, and December 31, 2012, the Company had $8.1 million and $9.3 million of gross unrecognized tax benefits, respectively, of which $5.3 million and $6.6 million, respectively, would impact the effective income tax rate if recognized.
The Company is subject to U.S. federal income tax and multiple state tax jurisdictions. The 2002 through 2012 tax years remain open to examination by major taxing jurisdictions to which the Company is subject.
The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of September 30, 2013 and as of December 31, 2012, was $1.8 million and $1.7 million, respectively.

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
Ashford University and University of the Rockies are both currently regionally accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”).
WASC Grant of Initial Accreditation of Ashford University. On July 10, 2013, the WASC Senior College and University Commission (“WASC”) granted Initial Accreditation to Ashford University for five years, until July 15, 2018. This WASC action permits Ashford University to designate WASC as its accreditor of record for purposes of eligibility to participate in the Title IV programs, subject to (i) the Department's prior approval, (ii) the university's voluntary withdrawal from HLC, (iii) receipt of acknowledgment by HLC, and (iv) release of HLC's relevant records to WASC. WASC found that the university has responded to its previously expressed concerns, judged that Ashford University is in substantial compliance with WASC standards and established a process for monitoring progress in implementing recommendations in several areas related to growth, infrastructure, student retention and student outcomes. As part of the monitoring process, the university will host WASC in a Special Visit in spring 2015. The university intends to transition from HLC to WASC, name WASC as its accreditor of record for Title IV purposes, and designate its San Diego, California facilities as its main campus and its Clinton, Iowa campus as an additional location, subject to approval by the Department. Ashford University formally submitted its request for such approvals to the Department on July 17, 2013. On November 4, 2013, the Department notified Ashford University that the Department will approve the university’s change in accreditor, recognizing WASC as Ashford University’s accreditor, along with the renewal of certification for continued participation in the Title IV, HEA programs. The Department anticipates completing its review and approval of the university’s application for change in accreditor, and issuing a new Program Participation Agreement, within the next few weeks.
Application for Licensure by California BPPE. To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. Effective July 1, 2011, the Department established new requirements to determine if an institution is considered to be legally authorized by a state. See “Regulation - State Authorization” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 12, 2013, and amended on May 17, 2013. In connection with its transition to WASC accreditation, Ashford University plans to designate its San Diego, California facilities as its main campus for Title IV purposes, subject to approval by the Department. WASC-accredited institutions operating in California are not required to obtain additional approval from the State of California, Department of Consumer Affairs, Bureau for Private Postsecondary Education, or BPPE, in order to operate in the state. Under the Department’s state authorization rule, an institution must be approved or licensed on a basis other than accreditation in instances in which it is not established by name as an educational institution by a state through a charter, statute, constitutional provision, or other action issued by an appropriate state agency or entity. On May 21, 2013, the Department published a notice stating that it would provide an extension of the effective date of the state authorization rule until July 1, 2014 to qualifying institutions that obtain from a state an explanation of how the extension of time would permit the state to comply with the regulations. The California Department of Consumer Affairs has issued a letter explaining the need for an extension. As it is uncertain how the Department will interpret the state authorization rule or the applicability of the extension of time, the university submitted an Application for Approval to Operate an Accredited Institution to BPPE on September 10, 2013. Once licensed by BPPE, the university will no longer be exempt from certain laws and regulations applicable to private, post-secondary educational institutions. These laws and regulations entail certain California reporting requirements, including but not limited to, employment data, certain changes of ownership and control,

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

faculty and programs, and student refund policies, as well as the triggering of other state and federal student employment data reporting and disclosure requirements.
HLC Accreditation of Ashford University. On July 18, 2013, Ashford University provided a monitoring report to HLC stating that it had been granted Initial Accreditation by WASC for five years and that the university intends to name WASC as its accreditor of record, subject to approval by the Department. However, if the Department does not recognize the change of accreditor or the designation of San Diego, California as its main campus and Clinton, Iowa as an additional location, or if the Department has not yet recognized the change of accreditor or campus designations, the university would be required to host HLC in a focused evaluation on or before December 15, 2013 to examine retention, graduation and the university's progress in resolving the identified issues. Unless the university withdraws from HLC prior to such date, the HLC Board of Trustees will consider information provided in the July 2013 monitoring report and the December 2013 focused evaluation at its meeting in February 2014 and take action as appropriate. Such action could include placing the institution on notice or probation, a show-cause order or withdrawal of accreditation. Loss of accreditation would denigrate the value of our institutions' educational programs and would cause them to lose their eligibility to participate in Title IV programs, which would have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
On September 4, 2013, Ashford University received a letter from HLC, stating that on August 30, 2013, HLC's Board of Trustees removed the university from Notice because the HLC Board determined that the university had resolved the concerns that led to the institution being placed on Notice. The HLC Board maintained the requirement that the university host HLC in a focused evaluation on or before December 15, 2013 to examine retention, graduation and the university's progress in resolving the issues identified in the Notice action. This requirement will remain in effect until the university resigns its status.
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
In June 2013, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations that would establish standards for programs that prepare students for gainful employment in a recognized occupation, referred to below as the Notice. The Notice sought nominees for the two sessions, the first of which occurred on September 9-11, 2013 and the second of which was scheduled for October 21-23, 2013, but has been delayed because of the partial, temporary government shutdown. In advance of the first negotiated rulemaking session, the Department issued draft regulatory language for discussion purposes. The draft differs from the gainful employment regulations previously promulgated by the Department, which were vacated by the U.S. Court of Appeals for the District of Columbia Circuit, in several significant ways, including: (i) tightening the debt-to-earnings ratios that programs must meet in order to be considered passing and establishing a new “zone” alternative for programs with debt-to-earnings ratios that are neither passing nor failing, (ii) decreasing the number of years for which a program may fail to meet the debt-to-earnings ratios before losing Title IV eligibility from three out of four years to two out of three years, and (iii) eliminating the loan repayment rate metric. The repayment rate metric is the component of the current gainful employment rule which was held to be arbitrary and capricious by the court, resulting in invalidation of the entire rule. This rulemaking process is expected to produce new regulations, which, if published in final form after November 1, 2013 and on or before November 1, 2014, would take effect in July 2015.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The Notice stated that the Department plans to establish committees to address the other rulemaking issues in the coming months. Department representatives have advised institutions that committees could be established in February or March 2014. Compliance with additional regulations, and/or regulatory scrutiny that results in the Company's institutions being allegedly out of compliance with these regulations, could result in direct and indirect costs of compliance, fines, liabilities, sanctions or lawsuits, which could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
Cohort Default Rate. For each federal fiscal year, the Department calculates a rate of student defaults over a two-year measuring period for each educational institution which is known as a “cohort default rate.” An institution may lose its eligibility to participate in the Direct Loan and Pell programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in the Direct Loan program if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department. Ashford University's two-year cohort default rates for the 2011, 2010 and 2009 federal fiscal years, were 10.1%, 10.2%, and 15.3%, respectively. The two-year cohort default rates for the University of the Rockies for the 2011, 2010 and 2009 federal fiscal years, were 4.9%, 4.0% and 3.3%, respectively.
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
The final audit report contained audit findings, in each case for the period July 1, 2006 through June 30, 2007, which are applicable to award year 2006-2007. Each finding was accompanied by one or more recommendations to the Department's Office of Federal Student Aid (“FSA”). Ashford University provided FSA a detailed response to OIG’s final audit report in February 2011. For further details regarding the audit report, please refer the section titled “Regulation - Department Regulation of Title IV Programs - Compliance reviews, audits and reports,” in Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 12, 2013, and amended on May 17, 2013. If the FSA were to determine to assess a monetary liability or commence other administrative action, Ashford University would have an opportunity to contest the assessment or proposed action through administrative proceedings, with the right to seek review of any final administrative action in the federal courts.
Iowa Attorney General Civil Investigation of Ashford University
In February 2011, Ashford University received from the Attorney General of the State of Iowa (“Iowa Attorney General”) a Civil Investigative Demand and Notice of Intent to Proceed (“CID”) relating to the Iowa Attorney General's investigation of whether certain of the university's business practices comply with Iowa consumer laws. Pursuant to the CID, the Iowa Attorney General has requested documents and detailed information for the time period January 1, 2008 to present. On June 24, 2013 and October 25, 2013, representatives from the Company and Ashford University met with the Iowa Attorney General to discuss the status of the investigation and a potential resolution involving injunctive relief and a monetary payment. Ashford University is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time or whether a potential resolution can be reached. As a result, the Company cannot reasonably estimate a range of

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

loss for this action and accordingly has not accrued any liability associated with this action. However, if we are able to resolve this matter, we believe any such resolution would result in material payments and certain non-monetary remedies.
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
North Carolina Attorney General Investigation of Ashford University
In September 2011, Ashford University received from the Attorney General of the State of North Carolina (“NC Attorney General”) an Investigative Demand relating to the NC Attorney General's investigation of whether the university's business practices complied with North Carolina consumer protection laws. Pursuant to the Investigative Demand, the NC Attorney General has requested from Ashford University documents and detailed information for the time period January 1, 2008 to present. Ashford University is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.
California Attorney General Investigation of For-Profit Educational Institutions
In January 2013, the Company received from the Attorney General of the State of California (“CA Attorney General”) an Investigative Subpoena relating to the CA Attorney General's investigation of for-profit educational institutions. Pursuant to the Investigative Subpoena, the CA Attorney General has requested documents and detailed information for the time period March 1, 2009 to present. On July 24, 2013, the CA Attorney General filed a petition to enforce certain categories of the Subpoena related to recorded calls and electronic marketing data. On September 25, 2013, we reached an agreement with the CA Attorney General to produce certain categories of the documents requested in the petition and stipulated to continue the hearing on the petition to enforce from October 3, 2013 to January 9, 2014. The Company cannot predict the eventual scope, duration or outcome of the investigation at this time. As a result, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
On October 22, 2012, the Sacharczyk and Stein actions were consolidated with the Franke action and the Court appointed the City of Atlanta General Employees Pension Fund and the Teamsters Local 677 Health Services & Insurance Plan as lead plaintiffs. A consolidated complaint was filed on December 21, 2012 and the Company filed a motion to dismiss on February 19, 2013. On September 13, 2013, the Court granted the motion to dismiss with leave to amend for alleged misrepresentations relating to Ashford University’s quality of education, the WASC accreditation process, and the Company’s financial forecasts. The Court denied the motion to dismiss for alleged misrepresentations concerning Ashford University’s persistence rates. The plaintiff did not file an amended complaint by the October 31, 2013 deadline and therefore the case will now proceed to discovery.
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
On October 11, 2012, the Adolph-Laroche action was consolidated with the Clark action and the case is now entitled In re Bridgepoint, Inc. Shareholder Derivative Action. A consolidated complaint was filed on December 18, 2012 and the defendants filed a motion to stay the case while the underlying securities class action is pending. The motion was granted by the Court on April 11, 2013. A status conference was held on October 10, 2013, during which the Court ordered the stay continued but permitted the plaintiff to receive copies of any discovery responses served in the underlying securities class action.

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
In January 2012, the plaintiff filed a first amended complaint asserting similar claims and the same class period, and the defendants filed another motion to dismiss. In May 2012, the Court granted the University of the Rockies' motion to dismiss and granted in part and denied in part the motion to dismiss filed by the Company and Ashford University. The Court also granted the plaintiff leave to file a second amended complaint. In August 2012, the plaintiff filed a second amended complaint asserting similar claims and the same class period. The second amended complaint seeks unspecified monetary relief, disgorgement of all profits, various other equitable relief, and attorneys' fees. The defendants filed a motion to strike portions of the second amended complaint, which was granted in part and denied in part. On March 14, 2013, the Company filed a motion to deny class certification for students enrolled on or after May 2007 when Ashford University adopted a binding arbitration policy. On August 23, 2013, the Court denied the motion finding that although “some” absent class members in this case may have signed an enforceable arbitration agreement, this does not demonstrate an overbroad or unascertainable class that forecloses certification at this stage of the proceedings. On September 23, 2013, the Court entered an order bifurcating discovery and permitting only class certification discovery to take place until the plaintiff’s motion for class certification, which is due to be filed on or before April 30, 2014, is decided.
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
13. Subsequent Events
On October 31, 2013, the Company entered into a license agreement (the “Forbes Agreement”) with Forbes Education Holdings LLC (“Forbes”), a subsidiary of Forbes Media LLC, pursuant to which the Company has licensed certain trademarks and print and online content from Forbes, as well as certain intellectual property and other benefits. The Forbes Agreement has an initial term ending on December 31, 2025, with an option to renew for subsequent 12 year terms at the Company's election, subject to certain conditions. Under the agreement, the Company made a one-time payment of $15.0 million and is required to pay royalties based on a percentage of annual revenues attributable to Ashford University’s business-related programs. The Company's royalty payment obligation is subject to a $2.5 million annual minimum and a provision that no annual royalty payment shall be lower than that paid in the preceding year, subject to certain exceptions.

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
Forward-Looking Statements
This MD&A and other sections of this report contain “forward-looking statements” as defined by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources. Such forward-looking statements may generally be identified by words such as “may,” “could,” “would,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in the future tense, although their absence does not mean that a statement is not forward-looking. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. These forward-looking statements may include, without limitation, statements regarding:

•
Ashford University's plans in response to the grant of initial accreditation by the WASC Senior College and University Commission, or WASC; and the transition of accreditor from the Higher Learning Commission of the North Central Association of Colleges and Schools, or HLC, to WASC;

•
the acceptance and related impact of Ashford University's Application for Approval to Operate an Accredited Institution submitted to the State of California, Department of Consumer Affairs, Bureau for Private Postsecondary Education;

•	the effectiveness of improvements in our accounting processes in remediating internal control deficiencies;

•	our ability to comply with changing regulatory requirements;

•	expectations regarding financial position, results of operations, liquidity and enrollment at our institutions;

•
projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance, including, but not limited to, our efforts to enhance our processes and procedures around our accounts receivable and anticipated savings from the second quarter 2013 reduction in force;

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

Overview
We are a provider of postsecondary education services. Our academic institutions, Ashford University and University of the Rockies, offer associate's, bachelor's, master's and doctoral programs online as well as at their traditional campuses located in Iowa and Colorado, respectively. As of September 30, 2013, our institutions offered approximately 1,560 courses, 80 degree programs and 140 specializations. We are also focused on developing innovative new technologies to improve the way students learn, such as Constellation, Thuze and Waypoint Outcomes, and the mobile learning platforms for our institutions.
Key operating data
In evaluating our operating performance, our management focuses in part on revenue, operating income and period end enrollment at our institutions, both online and campus-based. The following table, which should be read in conjunction with our condensed consolidated financial statements contained elsewhere in this report, presents our key operating data for the three and nine months ended September 30, 2013 and 2012 (in thousands, except for enrollment data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated Statement of Income Data:	(unaudited)
Revenue	$185,612	$252,076	$605,170	$758,815
Operating Income	12,851	47,109	72,299	166,520

Consolidated Other Data:
Period end enrollment (1)
Online	67,486	90,147	67,486	90,147
Campus	1,080	1,211	1,080	1,211
Total	68,566	91,358	68,566	91,358

(1)
We define enrollments as the number of active students on the last day of the financial reporting period. A student is considered active if the student attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided a notice of withdrawal.

Key enrollment trends
Enrollment at our academic institutions decreased 16.2% from 81,810 at December 31, 2012, to 68,566 at September 30, 2013. Enrollment decreased 24.9% from 91,358 students at September 30, 2012 to 68,566 at September 30, 2013.
For the three months ended September 30, 2013, we had new student enrollments of approximately 12,500, compared with new student enrollments of approximately 20,500 for the same period in 2012, a decrease of 39.0%. The following table presents new student enrollments for the five most recent quarters and compares them to the same periods in the previous year:

	Q3 2012	Q4 2012	Q1 2013	Q2 2013	Q3 2013
Current period	20,500	9,260	13,300	10,600	12,500
Prior year period	22,000	13,500	24,275	19,300	20,500
Percentage change	(6.8)%	(31.4)%	(45.2)%	(45.1)%	(39.0)%
In recent quarters, we have generally experienced a decline in new student enrollments. We believe a primary driver for the recent decline is fewer admissions counselors and student inquiry coordinators, as a result of our various operational changes and business initiatives. We also believe that the new student enrollment has been affected by the more stringent student preparedness and performance initiatives we have added.

Trends and uncertainties regarding revenue and continuing operations
Ashford University made changes to its operations and business initiatives as part of its reapplication for initial accreditation from WASC. These initiatives included hiring new leadership, implementing smaller class sizes, expanding minimum age-levels for students, implementing the Ashford Promise (an initiative that allows students a full refund for all tuition and fees through the third week of a student's first class), hiring additional full-time faculty, and implementing new program review models. Many of these initiatives have resulted in higher expense to the organization, primarily in the areas of instructional costs and services, as well as contributed to the recent decline in new enrollment and resulting decline in revenue.
In the prior year, we made changes in the presentation of our operating expenses and have reclassified prior periods to conform to that new presentation. Management determined that these changes would better reflect industry practices and would provide more meaningful information as well as increased transparency to our operations. We believe that the reclassification better represents the operational changes and the business initiatives that have been implemented. These reclassifications had no effect on previously reported total operating expenses or retained earnings.
There was a reduction in force during the second quarter of 2013 to help better align personnel resources with the impact of previously announced institutional initiatives regarding enrollments. We recognized $5.9 million of severance costs for wages and benefits during the second quarter for this reduction in force. The total severance amount was charged as $4.8 million to instructional costs and services, $0.3 million to admissions advisory and marketing expenses, and $0.8 million to general and administrative expenses. These costs were fully paid during the third quarter of 2013 from existing cash on hand. There were no additional severance costs or other related contract termination costs since that time. The savings from this reduction in force is anticipated to be approximately $8.0 million through December 31, 2013.
Although we continue to see a demand for postsecondary education and Title IV funds continue to be available to current and prospective students, our historical results and trends, including enrollments, instructional costs and services, and admissions advisory and marketing expenses may not be indicative of our future results.
Liquidity and capital resources and anticipated capital expenditures
We have financed our operating activities and capital expenditures during 2013 and 2012 primarily through cash provided by operating activities. At September 30, 2013, we had cash, cash equivalents and investments totaling $553.3 million and no long-term debt. Based on our current level of operations and anticipated growth in enrollments, we believe that our cash flow from operating activities, our existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. For the year ending December 31, 2013, we expect capital expenditures to be approximately $18.0 million.
Recent Developments
WASC Grant of Initial Accreditation of Ashford University. On July 10, 2013, WASC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. This WASC action permits Ashford University to designate WASC as its accreditor of record for purposes of eligibility to participate in the Title IV programs, subject to (i) the Department's prior approval, (ii) the university's voluntary withdrawal from HLC, (iii) receipt of acknowledgment by HLC, and (iv) release of HLC's relevant records to WASC. WASC found that the university has responded to its previously expressed concerns, judged that Ashford University is in substantial compliance with WASC standards and established a process for monitoring progress in implementing recommendations in several areas related to growth, infrastructure, student retention and student outcomes. As part of the monitoring process, the university will host WASC in a Special Visit in spring 2015. The university intends to transition from HLC to WASC, name WASC as its accreditor of record for Title IV purposes, and designate its California facilities as its main campus and its Clinton, Iowa campus as an additional location, subject to approval by the Department. Ashford University formally submitted its request for such approvals to the Department on July 17, 2013. On November 4, 2013, the Department notified Ashford University that the Department will approve the university’s change in accreditor, recognizing WASC as Ashford University’s accreditor, along with the renewal of certification for continued participation in the Title IV, HEA programs. The Department anticipates completing its review and approval of the university’s application for change in accreditor, and issuing a new Program Participation Agreement, within the next few weeks.
Application for Licensure by California BPPE. To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. Effective July 1, 2011, the Department established new requirements to determine if an institution is considered to be legally authorized by a state. See

“Regulation - State Authorization” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013, and amended on May 17, 2013. In connection with its transition to WASC accreditation, Ashford University plans to designate its San Diego, California facilities as its main campus for Title IV purposes, subject to approval by the Department. WASC-accredited institutions operating in California are not required to obtain additional approval from the State of California, Department of Consumer Affairs, Bureau for Private Postsecondary Education, or BPPE, in order to operate in the state. Under the Department’s state authorization rule, an institution must be approved or licensed on a basis other than accreditation in instances in which it is not established by name as an educational institution by a state through a charter, statute, constitutional provision, or other action issued by an appropriate state agency or entity. On May 21, 2013, the Department published a notice stating that it would provide an extension of the effective date of the state authorization rule until July 1, 2014 to qualifying institutions that obtain from a state an explanation of how the extension of time would permit the state to comply with the regulations. The California Department of Consumer Affairs has issued a letter explaining the need for an extension. As it is uncertain how the Department will interpret the state authorization rule or the applicability of the extension of time, the university submitted an Application for Approval to Operate an Accredited Institution to BPPE on September 10, 2013. Once licensed by BPPE, the university will no longer be exempt from certain laws and regulations applicable to private, post-secondary educational institutions. These laws and regulations entail certain California reporting requirements, including but not limited to, employment data, certain changes of ownership and control, faculty and programs, and student refund policies, as well as the triggering of other state and federal student employment data reporting and disclosure requirements.
HLC Accreditation of Ashford University. On July 18, 2013, Ashford University provided a monitoring report to HLC stating that it had been granted Initial Accreditation by WASC for five years and that the university intends to name WASC as its accreditor of record, subject to approval by the Department. However, if the Department does not recognize the change of accreditor or the designation of San Diego, California as its main campus and Clinton, Iowa as an additional location, or if the Department has not yet recognized the change of accreditor or campus designations, the university would be required to host HLC in a focused evaluation on or before December 15, 2013 to examine retention, graduation and the university's progress in resolving the identified issues. Unless the university withdraws from HLC prior to such date, the HLC Board of Trustees will consider information provided in the July 2013 monitoring report and the December 2013 focused evaluation at its meeting in February 2014 and take action as appropriate. Such action could include placing the institution on notice or probation, a show-cause order or withdrawal of accreditation. Loss of accreditation would denigrate the value of our institutions' educational programs and would cause them to lose their eligibility to participate in Title IV programs, which would have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
On September 4, 2013, Ashford University received a letter from HLC, stating that on August 30, 2013, HLC's Board of Trustees removed the university from Notice because the Board determined that the University had resolved the concerns that led to the institution being placed on Notice. The Board maintained the requirement that the University host HLC in a focused evaluation on or before December 15, 2013 to examine retention, graduation and the University's progress in resolving the issues identified in the Notice action. This requirement will remain in effect until the University resigns its status.
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
In June 2013, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations that would establish standards for programs that prepare students for gainful employment in a recognized occupation. The Department's Notice sought nominees for the two sessions, the first of which occurred on September 9-11, 2013 and the second of which was scheduled for October 21-23, 2013, but has been delayed because of the partial, temporary government shutdown. In advance of the first negotiated rulemaking session, the Department issued draft regulatory language for discussion purposes. The draft differs from the gainful employment regulations previously promulgated by the Department, which were vacated by the U.S. Court of Appeals for the District of Columbia Circuit, in several significant ways, including: (i) tightening the debt-to-earnings ratios that programs must meet in order to be considered passing and establishing a new “zone” alternative for programs with debt-to-earnings ratios that are neither passing nor failing, (ii) decreasing the number of years for which a program may fail to meet the debt-to-earnings ratios before losing Title IV eligibility from three out of four years to two out of three years, and (iii) eliminating the loan repayment rate metric. The repayment rate metric is the component of the current gainful employment rule which was held to be arbitrary and capricious by the court, resulting in invalidation of the entire rule. This rulemaking process is expected to produce new regulations, which, if published in final form after November 1, 2013 and on or before November 1, 2014, would take effect in July 2015.
The Notice stated that the Department plans to establish committees to address the other rulemaking issues in the coming months. Compliance with a new gainful employment regulation could result in some of our institutions' programs becoming ineligible for Title IV funding or subject to disclosure or other obligations limiting their attractiveness. Compliance with additional regulations, and/or regulatory scrutiny that results in our institutions being allegedly out of compliance with these regulations, could result in direct and indirect costs of compliance, fines, liabilities, sanctions or lawsuits, which could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
Cohort Default Rate. For each federal fiscal year, the Department calculates a rate of student defaults over a two-year measuring period for each educational institution which is known as a “cohort default rate.” An institution may lose its eligibility to participate in the Direct Loan and Pell programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in the Direct Loan program if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department. Ashford University's two-year cohort default rates for the 2011, 2010 and 2009 federal fiscal years, were 10.1%, 10.2%, and 15.3%, respectively. The two-year cohort default rates for the University of the Rockies for the 2011, 2010 and 2009 federal fiscal years, were 4.9%, 4.0% and 3.3%, respectively.
The August 2008 reauthorization of the Higher Education Act included significant revisions to the requirements concerning cohort default rates. Under the revised law, the period for which students' defaults on their loans are included in the calculation of an institution's cohort default rate was extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change was effective with the calculation of institutions' cohort default rates for the federal fiscal year ending September 30, 2009, which rates were calculated and issued by the Department in September 2012. The Department will not impose sanctions based on rates calculated under this new methodology until three consecutive years of rates have been calculated, which is expected to occur in 2014. Until that time, the Department will continue to calculate rates under the old calculation method and impose sanctions based on those rates. The revised law also increases the threshold for ending an institution's participation in the relevant Title IV programs from 25% to 30%, effective for final three-year cohort default rates published on or after the 2012 federal fiscal year. The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the Department has published official three-year cohort default rates. Ashford University's and University of the Rockies' three-year cohort default rates for the 2010 cohort were 16.3% and 8.0%, respectively. The three-year cohort default rates for the 2009 cohort were 19.8% and 3.3% for Ashford University and University of the Rockies, respectively.
Seasonality
Our operations are generally subject to seasonal trends. While we enroll students throughout the year, our fourth quarter revenue generally is lower than other quarters due to the holiday break in December. We generally experience a seasonal increase in new enrollments in August and September of each year when most other colleges and universities begin their fall semesters.
Critical Accounting Policies and Use of Estimates
For the nine months ended September 30, 2013, there were no material changes to the critical accounting policies and estimates discussed in “MD&A-Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013, and amended on May 17, 2013.

Results of Operations
The following table sets forth the condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	49.7	36.1	49.6	34.3
Admissions advisory and marketing	34.8	38.4	29.7	36.1
General and administrative	8.5	6.9	8.8	7.7
Total costs and expenses	93.0	81.4	88.1	78.1
Operating income	7.0	18.6	11.9	21.9
Other income, net	0.4	0.4	0.4	0.3
Income before income taxes	7.4	19.0	12.3	22.2
Income tax expense	1.9	7.2	4.5	8.4
Net income	5.5%	11.8%	7.8%	13.8%
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Revenue.    Our revenue for the three months ended September 30, 2013, was $185.6 million, representing a decrease of $66.5 million, or 26.4%, as compared to revenue of $252.1 million for the three months ended September 30, 2012. This decrease was primarily due to the enrollment decline of 24.9%, from 91,358 students at September 30, 2012, to 68,566 students at September 30, 2013. There was also a decline in technology fees between periods due to the decline in new student enrollments between periods, as well as the change in technology fee structure for Ashford University. Effective January 1, 2013, Ashford University eliminated the one-time technology fee of $1,290 it charged online students, and replaced it with a $50 per course charge. We earned technology fees of $1.9 million, or 1.0% of revenue, for the three months ended September 30, 2013, compared to technology fees of $14.8 million, or 5.9% of revenue, for the three months ended September 30, 2012. The decline in revenue was partially offset by a decrease in institutional scholarships of $4.3 million in the aggregate between periods, as well as a 2.75% tuition increase effective April 1, 2013. The offsetting tuition increase accounted for approximately 7.8% of the change in revenue between periods.
Instructional costs and services.    Our instructional costs and services for the three months ended September 30, 2013, were $92.2 million, representing an increase of $1.2 million, or 1.3%, as compared to instructional costs and services of $91.0 million for the three months ended September 30, 2012. Specific increases between periods were in corporate support services of $5.6 million, facilities costs of $1.6 million, direct compensation in the areas of academic management, financial aid support and student services of $0.9 million and information technology costs of $0.7 million. These increases were substantially offset by decreases in instructor fees of $2.8 million, bad debt expense of $2.2 million, financial aid processing fees of $1.2 million, and license fees of $0.6 million. Instructional costs and services increased, as a percentage of revenue, to 49.7% for the three months ended September 30, 2013, as compared to 36.1% for the three months ended September 30, 2012. The increase of 13.6%, as a percentage of revenue, included relative increases in direct compensation of 4.0%, corporate support services of 3.7%, facilities of 1.9%, bad debt expense of 1.5%, information technology costs of 1.2%, and instructor fees of 0.7%. As a percentage of revenue, bad debt expense was 9.0% for the three months ended September 30, 2013, compared to 7.5% for three months ended September 30, 2012. We continue to focus on enhancing our processes and procedures around our accounts receivable.
Admissions advisory and marketing.    Our admissions advisory and marketing expenses for the three months ended September 30, 2013, were $64.5 million, representing a decrease of $32.2 million, or 33.3%, as compared to admissions advisory and marketing expenses of $96.7 million for the three months ended September 30, 2012. Specific factors contributing to the overall decrease between periods were decreases in advertising costs of $11.2 million, in related compensation of $11.0 million due to fewer admissions and related personnel, corporate support services of $6.3 million, facilities costs of $2.1 million and information technology costs of $1.4 million. Our admissions advisory and marketing expenses, as a percentage of revenue, decreased to 34.8% for the three months ended September 30, 2013, from 38.4% for the three months ended September 30, 2012. The decrease of 3.6% as a percentage of revenue was primarily due to the relative decreases in corporate support services of 2.9%, advertising costs of 0.7% and selling compensation of 0.3%.
General and administrative.    Our general and administrative expenses for the three months ended September 30, 2013, were $16.1 million, representing a decrease of $1.1 million, or 6.9%, as compared to general and administrative expenses of $17.2 million for the three months ended September 30, 2012. The overall decrease between periods was primarily due to decreases in other administrative of $1.2 million, administrative compensation of $0.9 million, and professional fees of $0.6 million. These decreases were primarily offset by increases in corporate support services of $0.7 million, and depreciation of $0.6 million. Our general and administrative expenses, as a percentage of revenue, increased to 8.5% for the three months ended September 30, 2013, from 6.9% for the three months ended September 30, 2012. The increase of 1.6% as a percentage of revenue was primarily due to increases in administrative compensation of 1.0%, depreciation of 0.9%, information technology costs of 0.3%, professional fees of 0.2%, and administrative other of 0.2%. These increases were offset by a decrease in corporate support services of 0.8%.
Other income, net.    Other income, net, was $0.8 million for the three months ended September 30, 2013, as compared to $1.0 million for the three months ended September 30, 2012, representing a decrease of $0.2 million. The decrease was primarily due to decreased interest income on lower investment balances during the period.
Income tax expense.    We recognized income tax expense for the three months ended September 30, 2013 and 2012, of $3.5 million and $18.2 million, respectively, at effective tax rates of 25.7% and 38.0%, respectively. The decrease in our effective tax rate between periods was primarily due to the expiration of the statute of limitations on a prior tax year which triggered the release of $1.9 million of tax reserve.
Net income.    Net income was $10.1 million for the three months ended September 30, 2013, compared to net income of $29.8 million for the three months ended September 30, 2012, a decrease of $19.7 million, as a result of the factors discussed above.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Revenue.    Our revenue for the nine months ended September 30, 2013, was $605.2 million, representing a decrease of $153.6 million, or 20.2%, as compared to revenue of $758.8 million for the nine months ended September 30, 2012. This decrease was primarily due to the enrollment decline of 24.9%, from 91,358 students at September 30, 2012, to 68,566 students at September 30, 2013. There was also a decline in technology fees between periods due to the decline in new student enrollments between periods, as well as the change in technology fee structure for Ashford University. Effective January 1, 2013, Ashford University eliminated the one-time technology fee of $1,290 it charged online students, and replaced it with a per course charge of $50. We earned technology fees of $13.7 million, or 2.3% of revenue, for the nine months ended September 30, 2013, compared to technology fees of $46.5 million, or 6.1% of revenue, for the nine months ended September 30, 2012. The decline in revenue was partially offset by a decrease in institutional scholarships of $7.2 million in the aggregate between periods, as well as a 2.75% tuition increase effective April 1, 2013. The offsetting tuition increase accounted for approximately 10.6% of the change in revenue between periods.
Instructional costs and services.    Our instructional costs and services for the nine months ended September 30, 2013, were $299.9 million, representing an increase of $39.4 million, or 15.1%, as compared to instructional costs and services of $260.5 million for the nine months ended September 30, 2012. Specific increases between periods were direct compensation in the areas of academic management, financial aid support and student services of $20.0 million (including $4.8 million of severance charges from the second quarter of 2013), corporate support services of $15.2 million, facilities costs of $6.1 million, information technology costs of $4.5 million, and bad debt expense of $1.2 million. These increases were partially offset by decreases in instructor fees of $5.5 million, and financial aid processing fees of $2.5 million. Instructional costs and services, as a percentage of revenue, increased to 49.6% for the nine months ended September 30, 2013, as compared to 34.3% for the nine months ended September 30, 2012. The increase of 15.3% included relative increases in direct compensation of 5.7%, corporate support services of 3.1%, bad debt expense of 2.0%, facilities costs of 1.7%, information technology costs of 1.3%, and instructor fees of 0.6%. As a percentage of revenue, bad debt expense was 8.9% for the nine months ended September 30, 2013, compared to 6.9% for nine months ended September 30, 2012.

Admissions advisory and marketing.    Our admissions advisory and marketing expenses for the nine months ended September 30, 2013, were $179.6 million, representing a decrease of $94.4 million, or 34.4%, as compared to admissions advisory and marketing expenses of $274.0 million for the nine months ended September 30, 2012. Specific factors contributing to the overall decrease between periods were decreases in selling compensation of $38.1 million due to fewer admissions and related personnel, corporate support services of $19.5 million, advertising costs of $23.9 million, information technology costs of $6.2 million, and facilities costs of $6.0 million. Our admissions advisory and marketing expenses, as a percentage of revenue, decreased to 29.7% for the nine months ended September 30, 2013, from 36.1% for the nine months ended September 30, 2012. The decrease of 6.4%, as a percentage of revenue, included relative decreases in corporate support services of 2.8%, selling compensation of 2.1%, advertising costs of 1.1%, and information technology costs of 0.5%.
General and administrative.    Our general and administrative expenses for the nine months ended September 30, 2013, were $53.3 million, representing a decrease of $4.5 million, or 7.8%, as compared to general and administrative expenses of $57.8 million for the nine months ended September 30, 2012. The overall decrease between periods was due to the $10.8 million legal settlement in 2012 that did not occur in 2013, as well as decreases in other administrative costs of $3.4 million, and facilities costs of $0.6 million. These decreases were offset by increases in corporate support services of $4.3 million, professional fees of $1.4 million, depreciation and amortization of $3.2 million, and administrative compensation of $0.9 million. Our general and administrative expenses, as a percentage of revenue, increased to 8.8% for the nine months ended September 30, 2013, compared to 7.7% for the nine months ended September 30, 2012. The increase of 1.1%, as a percentage of revenue, included increases in administrative compensation of 1.2%, depreciation and amortization of 0.9%, and professional fees of 0.5%. These increases were primarily offset by a decrease in legal expense of 1.4%.
Other income, net.    Other income, net, was $2.6 million for the nine months ended September 30, 2013, as compared to $2.5 million for the nine months ended September 30, 2012, representing an increase of $0.1 million. The increase was primarily due to increased interest income on higher average cash balances.
Income tax expense.    We recognized income tax expense for the nine months ended September 30, 2013 and 2012, of $27.5 million and $64.0 million, respectively, at effective tax rates of 36.7% and 37.8%, respectively. The decrease in our effective tax rate between periods was primarily due to the expiration of the statute of limitations on a prior tax year which triggered the release of $1.9 million of tax reserve.
Net income.    Net income was $47.5 million for the nine months ended September 30, 2013, compared to net income of $105.0 million for the nine months ended September 30, 2012, a decrease of $57.5 million, as a result of the factors discussed above.
Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the nine months ended September 30, 2013 and 2012, primarily through cash provided by operating activities. Our cash and cash equivalents were $431.8 million at September 30, 2013, and $256.0 million at December 31, 2012. At September 30, 2013, and December 31, 2012, we had investments of $121.5 million and $258.7 million, respectively.
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
There was only a slight decrease in the fair value of our short and long-term investments at September 30, 2013, as compared to December 31, 2012. We believe that any fluctuations we have recently experienced are temporary in nature and we maintain that while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
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
As of September 30, 2013, we had no borrowings outstanding under the Facility. As of September 30, 2013, we used the availability under the Facility to issue letters of credit aggregating $5.8 million.
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
If we were ineligible to receive Title IV funding, our liquidity would be significantly impacted. The timing of disbursements under Title IV programs is based on federal regulations and our ability to successfully and timely arrange financial aid for our students. Title IV funds are generally provided in multiple disbursements before we earn a significant portion of tuition and fees and incur related expenses over the period of instruction. Students must apply for new loans and grants each academic year. These factors, together with the timing of our students beginning their programs, affect our revenues and operating cash flow.
Operating activities
Net cash provided by operating activities was $54.3 million and $93.6 million for the nine months ended September 30, 2013 and 2012, respectively. The overall decrease of $39.3 million between the two periods was primarily related to the decrease of $57.6 million in net income between periods, as well as the decrease in the change in deferred revenue and student deposits of $35.4 million between periods due to the declining enrollment. These decreases to cash provided by operating activities were offset by an increase to cash provided by operating activities due to the decrease in growth of accounts receivable of $54.1 million between periods. We expect to continue to generate cash from our operating activities for the foreseeable future.
Investing activities
Net cash provided by investing activities was $119.9 million for the nine months ended September 30, 2013 and net cash used in operating activities was $46.9 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we had purchases of investments of $26.7 million and sales and maturities of $161.9 million. This compares to purchases of investments of $173.5 million and sales and maturities of $151.5 million in the same period in 2012. Capital expenditures for the nine months ended September 30, 2013, were $11.7 million, compared with $20.8 million for the nine months ended September 30, 2012. We will continue to invest in information technology and computer equipment, as well as continuing to invest in infrastructure to support the expansion of our ground campuses. We expect our capital expenditures to be approximately $18.0 million for the year ended December 31, 2013.
Financing activities
Net cash provided by financing activities was $1.6 million and $1.0 million for the nine months ended September 30, 2013, and 2012, respectively. During each of the nine months ended September 30, 2013, and September 30, 2012, net cash provided by financing activities includes the cash provided by option exercises, including any related tax benefit of those option exercises, and shares issued through the employee stock purchase plan. The nine months ended September 30, 2013 also includes cash used for issuance of restricted stock, net of any related tax withholdings. The nine months ended September 30, 2012 also includes cash used for the tax withholdings related to net issuance of stock options.
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
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of September 30, 2013, our total available surety bond facility was $12.0 million and the surety had issued bonds totaling $7.0 million on our behalf under such facility.
Recent Accounting Pronouncements Not Yet Adopted
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Incomes Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of, to be presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. The unrecognized tax benefit should be presented in the financial statements as a liability and not as a reduction of the related deferred tax asset. The amendments in this standard are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 is not expected to have a material impact on our Condensed Consolidated Financial Statements.
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
Interest rate risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of September 30, 2013, we had no borrowings under the Facility.
Our future investment income may vary from expectations due to changes in interest rates. At September 30, 2013, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned from cash, cash equivalents or investments.
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
Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2013, due to the material weakness in our internal control over financial reporting described below.
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
Remediation efforts
We continue to take steps to remediate the underlying causes of the material weakness. Through the first three quarters of 2013, we have taken specific actions to improve in the area of accounts receivable including:

•	implementing additional oversight and review;

•	performing additional analytical procedures, including detailed analysis of the accounts receivable aging, and of the allowance for doubtful accounts as a percentage of the receivables;

•	gathering insights from operational personnel to ensure a better understanding of account balances and reasons for fluctuations;

•	looking at other internal and external factors potentially impacting receivable balances at a more disaggregated level;

•	implementing a look-back analysis to ensure that historical estimates remain appropriate;

•	monitoring the receivable sub-populations to ensure a deeper understanding of how student behavior at the institutions affects related receivable balances; and

•	engaging a third party to review and validate the receivable sub-populations.
We will continue to maintain appropriate focus on this critical accounting area going forward. We believe these measures will remediate the identified control deficiencies and strengthen internal control over financial reporting. Certain of the remediation measures described above are subject to our internal controls testing and evaluation processes, which we are in process of completing. Certain of these changes have not been in operation for a sufficient period of time to effectively measure their operating effectiveness.
Changes in internal control over financial reporting
There were changes in internal control over financial reporting, as discussed above under “Remediation efforts,” during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
Refer to Note 12, “Commitments and Contingencies,” to our quarterly consolidated financial statements included in Part I, Item 1 of this report, for legal proceedings, which note is incorporated by reference into this Item 1 of Part II.
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
If the Department of Education does not approve the transfer of Ashford University's accreditation from HLC to WASC, the designation of its San Diego facilities as the university's main campus, and its Clinton campus as an additional location for Title IV purposes, Ashford University will be required to consolidate a significant portion of its educational administration and activity, business operations and executive and administrative leadership in HLC's north central region or the institution could lose its accreditation, which would result in management distraction, business disruption and have a material adverse impact on our financial condition, cash flows and results of operations.
On July 10, 2013, the WASC Senior College and University Commission, or WASC, granted Initial Accreditation to Ashford University for five years, until July 15, 2018. This WASC action permits Ashford University to designate WASC as its accreditor of record for purposes of eligibility to participate in the Title IV programs, subject to (i) the prior approval of the U.S. Department of Education, or the Department, (ii) the university’s voluntary withdrawal from the Higher Learning Commission of the North Central Association of Colleges and Schools, or HLC, (iii) receipt of acknowledgment by HLC, and (iv) release of HLC’s relevant records to WASC. The University intends to transition from HLC to WASC, name WASC as its accreditor of record for Title IV purposes, and designate its California facilities as its main campus and its Clinton, Iowa campus as an additional location, subject to approval by the Department. Ashford University formally submitted its request for such approvals to the Department on July 17, 2013. On November 4, 2013, the Department notified Ashford University that the Department will approve the university’s change in accreditor, recognizing WASC as Ashford University’s accreditor, along with the renewal of certification for continued participation in the Title IV, HEA programs. In its November 4th letter, the Department stated that it anticipates completing its review and approval of the university’s application for change in accreditor, and issuing a new Program Participation Agreement, within the next few weeks, although we cannot predict any action by the Department with certainty.
On July 18, 2013 Ashford University provided a monitoring report to the Higher Learning Commission of HLC stating that it had been granted Initial Accreditation by WASC for five years and that the university intends to name WASC as its accreditor of record, subject to approval by the Department. However, if the Department does not recognize the change of accreditor and the redesignation of the university's main campus in Clinton, Iowa to an additional location and the designation of its San Diego, California facilities as our main campus, the university will be required to complete specific steps, following its implementation plan, to establish presence in HLC's region as required pursuant to HLC's jurisdictional requirements. In addition, if the Department has not yet recognized the change in accreditor and the redesignation of campuses, Ashford University will be required to host HLC in a focused evaluation on or before December 15, 2013 to examine retention, graduation and the university's progress in resolving the identified issues. Unless the university withdraws from HLC prior to such date, the HLC Board of Trustees will consider information provided in the July 2013 monitoring report and the December 2013 focused evaluation at its meeting in February 2014 and take action as appropriate. Such action could include placing the institution on notice or probation, a show-cause order or withdrawal of accreditation.
We cannot predict with certainty any Department decision, or its timing, with respect to Ashford University’s July 17, 2013 submission requesting the Department’s approval of WASC as its primary accreditor, its San Diego, California facilities as the location of its main campus, and of Clinton, Iowa as its additional location. If the university does not obtain Department approval of its change in accreditor on the timeline set forth in the Department's November 4, 2013 letter, or designation of campuses, or otherwise is required to comply with HLC's jurisdictional requirements, it would be required to implement a plan to consolidate a significant portion of its educational administration and activity, business operations and executive and administrative leadership in HLC's 19-state north central region, which could result in management distraction, business disruption and have a material adverse effect on our financial condition, cash flows and results of operations. If the institution is required to implement such a plan and is unsuccessful, it could result in a loss of accreditation, which would denigrate the value of the institution’s educational programs and would cause it to lose its eligibility to participate in Title IV programs, which would have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
In connection with its transition to WASC accreditation, Ashford University has submitted an application to the California Bureau for Private Postsecondary Education. Denial or undue delay of the application could have a material adverse effect on enrollments, Title IV eligibility, revenues, financial condition, cash flows and results of operations. Approval of the application will entail a greater reporting burden on the university and could result in increased regulatory or political scrutiny of the university.
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. Effective July 1, 2011, the Department established new requirements to determine if an institution is considered to be legally authorized by a state. See “Regulation - State Authorization” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 12, 2013, and amended on May 17, 2013. In connection with its transition to WASC accreditation, Ashford University plans to designate its San Diego, California facilities as its main campus for Title IV purposes, subject to approval by the Department. WASC-accredited institutions operating in California are not required to obtain additional approval from the State of California, Department of Consumer Affairs, Bureau for Private Postsecondary Education, or BPPE, in order to operate in the state. Under the Department’s state authorization rule, an institution must be approved or licensed on a basis other than accreditation in instances in which it is not established by name as an educational institution by a state through a charter, statute, constitutional provision, or other action issued by an appropriate state agency or entity. On May 21, 2013, the Department published a notice stating that it would provide an extension of the effective date of the state authorization rule until July 1, 2014 to qualifying institutions that obtain from a state an explanation of how the extension of time would permit the state to comply with the regulations. The California Department of Consumer Affairs has issued a letter explaining the need for an extension. As it is uncertain how the Department will interpret the state authorization rule or the applicability of the extension of time, the university submitted an Application for Approval to Operate an Accredited Institution to BPPE on September 10, 2013. The university has no reason to believe that its licensing application will be denied or subject to undue delay, but either event could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
If the application is granted, the university will no longer be exempt from certain laws and regulations applicable to private, post-secondary educational institutions. These laws and regulations entail certain California reporting requirements, including but not limited to, employment data, certain changes of ownership and control, faculty and programs, and student refund policies, as well as the triggering of other state and federal student employment data reporting and disclosure requirements. The additional reporting and disclosure could result in material additional costs to comply with regulatory requirements and increased regulatory or political scrutiny of the university.
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
In June 2013, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations that would establish standards for programs that prepare students for gainful employment in a recognized occupation. The Department's Notice sought nominees for the two sessions, the first of which occurred on September 9-11, 2013 and the second of which was scheduled for October 21-23, 2013, but has been delayed because of the partial, temporary government shutdown. In advance of the first negotiated rulemaking session, the Department issued draft regulatory language for discussion purposes. The draft differs from the gainful employment regulations previously promulgated by the Department, which were vacated by the U.S. Court of Appeals for the District of Columbia Circuit, in several significant ways, including: (i) tightening the debt-to-earnings ratios that programs must meet in order to be considered passing and establishing a new “zone” alternative for programs with debt-to-earnings ratios that are neither passing nor failing, (ii) decreasing the number of years for which a program may fail to meet the debt-to-earnings ratios before losing Title IV eligibility from three out of four years to two out of three years, and (iii) eliminating the loan repayment rate metric. The repayment rate metric is the component of the current gainful employment rule which was held to be arbitrary and capricious by the court, resulting in invalidation of the entire rule. This rulemaking process is expected to produce new regulations, which, if published in final form after November 1, 2013 and on or before November 1, 2014, would take effect in July 2015.
The Notice stated that the Department plans to establish committees to address the other rulemaking issues in the coming months. Department representatives have advised institutions that committees could be established in February or March 2014. Compliance with a new gainful employment regulation could result in some of our institutions' programs becoming ineligible for Title IV funding or subject to disclosure or other obligations limiting their attractiveness. Compliance with additional regulations, and/or regulatory scrutiny that results in our institutions being allegedly out of compliance with these regulations, could result in direct and indirect costs of compliance, fines, liabilities, sanctions or lawsuits, which could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
As a result of changes that have been made, or may be required by the accreditors of our institutions, to our operational relationships with our institutions and to their operations and business models, our historical financial and business results may not necessarily be representative of future results.
In connection with the transition of Ashford University to WASC accreditation and our efforts to structure our operations to meet evolving regulatory expectations, our institutions have made operational changes and launched various new business initiatives, and additional changes may be required. These changes and initiatives included hiring new leadership, implementing smaller class sizes, requiring minimum age-levels for students, implementing the Ashford Promise (an initiative that allows students a full refund for all tuition and fees through the third week of a student's first class), hiring additional full-time faculty, and implementing new program review models. Many of these initiatives result in higher expense to the organization, primarily in the areas of instructional costs and services. In addition, we have made changes in our organizational structure and operational relationships with our academic institutions to ensure their academic independence and satisfaction of accreditation-related requirements. Some of these changes and initiatives have contributed to declines in new student enrollments. Accordingly, our historical results and trends, including enrollments, admissions advisory and marketing expenses and instructional costs and services, may not be indicative of our future results and there can no assurance that changes to our operational relationship with our institutions or other changes we have made, or may make in the future, will not have an adverse impact on regulatory compliance, satisfaction of accreditation-related standards, or our financial condition, cash flows and results of operations.
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.
We have concluded that there is a material weakness in internal control over financial reporting, as we did not maintain effective internal controls over the accounting for accounts receivable. Specifically, we determined 1) that the process for estimating the allowance for doubtful accounts in 2012 was not designed to appropriately incorporate all relevant qualitative factors and 2) that accounts receivable aging was not correct. Although we have performed testing to validate the accuracy of the corrected aging and considered the appropriate qualitative factors, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2012, March 31, 2013, June 30, 2013 or September 30, 2013.
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
Enrollment and revenues could decrease if government tuition assistance offered to military personnel is suspended, or if such assistance is reduced or eliminated.
As of September 30, 2013, approximately 23.8% of our institutions' students were affiliated with the military, some of whom are eligible to receive tuition assistance from the government, which they may use to pursue postsecondary degrees. From October 1, 2013 until October 16, 2013, the U.S. federal government entered into shutdown resulting in the suspension of military tuition assistance. In response, Ashford University implemented a Military Tuition Assistance Grant that covers the equivalent of tuition assistance payments for impacted students starting courses during that period. Although governmental tuition assistance programs were resumed following the shutdown, if such programs are again suspended or otherwise reduced or eliminated, enrollment could suffer, which could have a material adverse effect on our financial condition, cash flows and results of operations. Reductions in tuition assistance could also negatively affect our compliance with the 90/10 rule. See the risk factor entitled, “Our institutions could lose eligibility to participate in Title IV programs or face other sanctions if they derive more than 90% of their respective revenues from these programs” in Part 1, Item 1A of our Annual Report on Form 10-K, which was filed with the SEC on March 12, 2013, and amended on May 17, 2013. Additionally, if in response to future reductions or suspensions in military tuition assistance, we determine to reinstitute our Military Tuition Assistance Grant or a similar program, our per student revenue from military affiliated personnel would decline.
Our bad debt expense as a percentage of revenues is high relative to our competitors. If we are unable to remedy the underlying causes our bad debt expense could increase, which could have a material adverse effect on our financial condition, cash flows and results of operations.
Our bad debt expense is high relative to our competitors and has increased from 6.9% of revenues for the nine months ended September 30, 2012 to 8.9% for the nine months ended September 30, 2013. We believe our bad debt expense is primarily driven by operational policies, timing of financial aid processing and collection management. If we are unable to make appropriate changes our bad debt expense could increase, which could have a material adverse effect on our financial condition, cash flows and results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Not Applicable.
Item 5.    Other Information.
Item 1.01 - Entry into a Material Definitive Agreement.
On October 31, 2013, Bridgepoint Education, Inc. and Ashford University (collectively, “we” and “our”) entered into a license agreement (the “Forbes Agreement”) with Forbes Education Holdings LLC (“Forbes”), a subsidiary of Forbes Media LLC, pursuant to which we have licensed certain trademarks and print and online content from Forbes, as well as certain intellectual property and other benefits. The Forbes Agreement has an initial term ending on December 31, 2025, with an option to renew for subsequent 12-year terms at our election, subject to certain conditions. Under the agreement, we made a one-time payment of $15 million on October 31, 2013 and are required to pay royalties based on a percentage of annual revenues attributable to Ashford University’s business-related programs. Our royalty payment obligation is subject to a $2.5 million annual minimum and a provision that no annual royalty payment shall be lower than that paid in the preceding year, subject to certain exceptions.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On November 1, 2013, the Company informed its principal accounting officer of its decision to hire a new principal accounting officer.  It is anticipated that the current principal accounting officer will remain in his role until a new principal accounting officer is announced.

Item 6.    Exhibits.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on May 21, 2009).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Form S-1 filed on March 20, 2009).
4.1	Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1 filed on March 30, 2009).
4.2	Second Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.4 to the Form S-1 filed on September 4, 2009).
10.1	Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 16, 2013).
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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed with the SEC on November 5, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of September 30, 2013, and December 31, 2012; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iv) the Condensed Consolidated Statement of Stockholder's Equity for the nine months ended September 30, 2013; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.

November 5, 2013	/s/ DANIEL J. DEVINE
Daniel J. Devine Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)