Form 10-K
period 2013-12-31
Bridgepoint Education Inc
filed 2014-03-17
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-34272
________________________________
BRIDGEPOINT EDUCATION, INC.
(Exact name of registrant as specified in its charter)
____________________________

Delaware (State or other jurisdiction of incorporation or organization)	59-3551629 (I.R.S. Employer Identification No.)

13500 Evening Creek Drive North
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant’s second fiscal quarter, was approximately $224 million, based on the closing price reported on such date by the New York Stock Exchange of the registrant’s common stock. Shares of common stock held by officers and directors and holders of 10% or more of the outstanding common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 10, 2014, the number of outstanding shares of the registrant’s common stock was 44,979,199.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

BRIDGEPOINT EDUCATION, INC.
FORM 10-K

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Bridgepoint Education, Inc. (the “Company,” “Bridgepoint,” “we,” “us” or “our”) including, without limitation, statements regarding:

•	Ashford University’s plans for approval to operate an accredited institution by the California Bureau for Private Postsecondary Education (“BPPE”);

•	our ability to comply with changing regulatory requirements;

•	expectations regarding financial position, results of operations, liquidity and enrollment at our institutions;

•	projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance;

•	new initiatives focused on student success and academic quality;

•	changes in our student fee structure;

•	expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations;

•	expectations regarding investment in online and other advertising and capital expenditures;

•	our anticipated seasonal fluctuations in results of operations;

•	management's goals and objectives; and

•	other similar matters that are not historical facts.
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
Forward-looking statements should not be interpreted as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and are management's good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	the inability of Ashford University to effectively gain approval to operate an accredited institution by BPPE, and remaining an institution that operates by means of an exemption to that approval;

•	the inability of Ashford University to adequately resolve the findings and recommendations of the final audit report of the U.S. Department of Education's Office of Inspector General;

•	the imposition of fines or other corrective measures against our institutions;

•	adverse regulatory changes affecting our industry;

•
our failure to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act and its regulations, state laws and regulatory requirements and accrediting agency requirements;

•	the inability to continue to develop awareness among, to recruit and to retain students;

•	competition in the postsecondary education market and its potential impact on our market share, recruiting cost and tuition rates;

•	reputational and other risks related to potential compliance audits, regulatory actions, negative publicity or service disruptions;

•	the inability to develop new programs or expand existing programs in a timely and cost-effective manner;

•	economic or other developments potentially impacting demand in our institutions' core disciplines or the availability or cost of Title IV or other funding;

•	the preceding and other factors discussed in Part I, Item 1A, “Risk Factors,” and in other reports we may file with the Securities and Exchange Commission from time to time; and

•	those factors set forth in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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

PART I
Item 1. Business.
BUSINESS
Overview
We are a provider of postsecondary education services. We believe that our academic institutions, Ashford University® and University of the RockiesSM, embody the contemporary college experience. Our institutions deliver programs primarily online, as well as at their traditional campuses. Our institutions had a total of 63,624 students enrolled as of December 31, 2013.
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
Ashford University. In March 2005, we acquired The Franciscan University of the Prairies, located in Clinton, Iowa, and renamed it Ashford University. The mission of Ashford University is to provide accessible, affordable, innovative, high-quality learning opportunities and degree programs that meet the diverse needs of individuals pursuing integrity in their lives, professions and communities. The institution offers associate's, bachelor's and master's degree programs online, as well as bachelor's degree programs at its campus in Clinton, Iowa. Ashford University is comprised of four colleges: the Forbes™ School of Business, the College of Education, the College of Health, Human Services and Sciences, and the College of Liberal Arts. We believe Ashford University is helping to define the modern college experience by combining the heritage of a traditional campus with the flexibility and effectiveness of online learning.
Ashford University continues to invest in enhancing and expanding the physical infrastructure of its campus. The institution encourages online students to follow campus activities, including athletic teams, student clubs and student projects.
Ashford University is accredited by the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges, or WASC. For more information about Ashford University's accreditation, see the “Regulation-Accreditation” section below. Ashford University also maintains a website at www.ashford.edu, the contents of which are not part of this report.
University of the Rockies. In September 2007, we acquired the Colorado School of Professional Psychology, located in Colorado Springs, Colorado, and renamed it University of the Rockies. The mission of University of the Rockies is to provide high-quality, accessible learning opportunities globally for diverse groups of individuals seeking preparation for life goals, professional practice, service, and distinguished leadership. University of the Rockies is a graduate institution that offers master's and doctoral degree programs in the social and behavioral sciences. Classes at University of the Rockies are presented in a progressive online format, as well as at its campuses in Colorado Springs and Denver, Colorado. Similar to Ashford University, most students at University of the Rockies attend via the institution's accessible online platform, which is also available through our mobile applications.
University of the Rockies is accredited by the Higher Learning Commission, or HLC. For more information about University of the Rockies' accreditation, see the “Regulation-Accreditation” section below. University of the Rockies also maintains a website at www.rockies.edu, the contents of which are not part of this report.
Innovation and new technologies. Central to our ideal of enabling learning anytime, anywhere is the commitment to provide learning platforms and resources that make accessible learning a reality. These innovations include Waypoint Outcomes, Constellation, Thuze and our mobile application technology.
Waypoint Outcomes provides learning and assessment software to our universities and to other education institutions nationwide. The software combines classic rubric grading scales with easy, efficient technology to help educators teach writing, critical thinking and cognitive skills. Its sophisticated grading palette frees teachers to focus on meaningful, personalized feedback for students by automating mundane and repetitive tasks.
Constellation is an innovative suite of interactive educational materials that increases both the educational quality and affordability of education for online students at Ashford University. We developed Constellation to replace third party textbooks with digital course materials. Constellation materials are displayed in a proprietary, browser-based platform, developed and owned by us. Constellation provides mobile access to students over the Internet as well as on a variety of devices, including web-enabled smartphones and tablet devices. Through Constellation, we were able to significantly decrease student costs and increase student accessibility and learning.
Thuze is a cloud-based, multi-platform, collaborative learning environment for students to interact with their course digital materials and with each other. Thuze leverages the technology that supports our Constellation platform. Thuze provides students with the resources to work from both their desktop computers and also from their tablets and smartphones. Our Thuze customers include institutions and resellers, and these customers utilize Thuze to deliver our textbook content.
Ashford University also utilizes mobile application technology that empowers students and faculty to connect to their learning environment via their mobile phones and tablet computers. These innovations have garnered significant interest within the academic community and have led to invitations for our personnel to speak at various academic conferences.
Sense of community. We believe that a strong sense of community is important to recruiting and retaining students and differentiate us from many other online providers. We encourage online students to follow activities on our institutions' campuses, including student clubs, student projects with our campuses' local communities and athletic teams. The athletic teams at Ashford University compete as members of the National Associations of Intercollegiate Athletics.
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
Enrollment
The following table summarizes enrollments at our institutions as of December 31, 2013, 2012 and 2011:

	December 31, 2013		December 31, 2012		December 31, 2011
Doctoral	919	1.4%	874	1.1%	772	0.9%
Master's	8,377	13.2%	9,930	12.1%	9,805	11.3%
Bachelor's	49,634	78.0%	60,812	74.3%	63,962	73.8%
Associate's	4,182	6.6%	9,570	11.7%	11,632	13.4%
Other*	512	0.8%	624	0.8%	471	0.6%
Total	63,624	100.0%	81,810	100.0%	86,642	100.0%
Ashford University Online	60,910	95.6%	78,874	96.4%	83,774	96.7%
Ashford University Campus	796	1.3%	864	1.1%	939	1.1%
University of the Rockies Online	1,758	2.8%	1,917	2.3%	1,753	2.0%
University of the Rockies Campus	160	0.3%	155	0.2%	176	0.2%
Total	63,624	100.0%	81,810	100.0%	86,642	100.0%
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
As of December 31, 2013, 72% of our institutions' online students were female, 49% have identified themselves as minorities and the average age of online students was 37. Our institutions have online students from all 50 states and from the District of Columbia, and they have students from 40 different countries.

Graduation
Through December 31, 2013, over 66,500 students have graduated from our combined institutions. Total credits required to obtain a degree are consistent for online and campus-based programs: an associate's degree requires a minimum of 64 credits; a bachelor's degree requires a minimum of 120 credits; a master's degree typically requires a minimum of 30 additional credits at Ashford University and 33 additional credits at University of the Rockies. A doctoral degree at University of the Rockies requires a minimum of 68 additional credits.
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
The price of our institutions' courses varies based upon the number of credits per course (with most courses representing three credits), the degree level of the program and the discipline. For the 2013-2014 academic year (which began on July 1, 2013), the price per credit is $413 for undergraduate online courses and ranges from $539 to $1,011 for graduate online courses. Based on these per credit prices, the prices for a three-credit course are $1,239 for undergraduate online courses and range from $1,617 to $3,033 for graduate online courses. For the 2013-2014 academic year, Ashford University charges a fixed $7,860 “block tuition” for undergraduate campus-based students taking between 12 and 18 credits per semester. For campus-based students taking more than 18 credits, the cost is an additional $458 per credit. For part time, campus-based students taking 11 credits or less, the cost is $458 per credit.
Revenue realized from tuition is reduced by the amount of scholarships awarded to students. For the years ended December 31, 2013, 2012 and 2011, we recorded institutional scholarships of $114.7 million, $124.4 million and $101.5 million, respectively, to students of our institutions.
Student Financing
Students finance their education at our institutions through a combination of the following financing options:
Title IV programs
If a student attends any institution certified as Title IV eligible by the U.S. Department of Education, or the Department, and meets applicable student eligibility standards, that student may receive grants or loans to help fund their education under programs provided for by Title IV of the Higher Education Act. An institution participating in Title IV programs must ensure that all program funds are accounted for and disbursed properly. To continue receiving program funds, students must demonstrate satisfactory academic progress toward the completion of their program of study.
In the years ended December 31, 2013, 2012 and 2011, Ashford University derived 85.6%, 86.4% and 86.8%, respectively, and the University of the Rockies derived 87.6%, 87.3% and 85.0%, respectively, of their revenues (in each case calculated in accordance with applicable Department regulations) from students who participate in Title IV programs administered by the Department.
Federal Direct Loans. The Federal Direct Loan Program consists of two types of loans: Stafford loans, which are either subsidized or unsubsidized, and PLUS loans, which are made available to graduate and professional students, as well as parents of dependent undergraduate students.
With a Federal Direct Subsidized Loan, the federal government pays the interest on the loan while the student is in school and during grace periods and any approved periods of deferment, until the student's obligation to repay the loan begins. Federal Direct Unsubsidized Loans are not based on financial need, and are available to students who do not qualify for a Direct Subsidized Loan, or in some cases, in addition to a Direct Subsidized Loan. Loan funds are paid to our institutions, which in turn credit the student's account for tuition and fees and disburse any amounts in excess of tuition and fees to the student. The Budget Control Act of 2011 provided that for loan periods beginning on or after July 1, 2012, graduate and professional students are no longer eligible to receive Federal Direct Subsidized Loans; however, graduate and professional students remain eligible for Federal Direct Unsubsidized Loans. The Consolidated Appropriations Act of 2012 temporarily eliminated the interest subsidy provided on Federal Direct Subsidized Loans during the six-month grace periods provided to students who are no longer enrolled on at least a half-time basis effective for new Federal Direct Subsidized Loans for which the first disbursement is made on or after July 1, 2012, and before July 1, 2014.
On July 6, 2012, President Obama signed into law the Moving Ahead for Progress in the 21st Century Act, or MAP-21, which provided a one-year extension of the 3.4% interest rate that applied to Direct Subsidized Loans made to undergraduate students for loans first disbursed on or after July 1, 2012 and before July 1, 2013. MAP-21 added a new provision that limits a first-time borrower’s eligibility for Direct Subsidized Loans on or after July 1, 2013 to a period not to exceed 150 percent of the length of the borrower’s program. The law also provides that a borrower who reaches the 150 percent limit on or after July 1, 2013 becomes ineligible for interest subsidy benefits on all Direct Subsidized Loans.
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
On August 9, 2013, President Obama signed into law the Bipartisan Student Loan Certainty Act of 2013, which amended the Direct Loan interest rate section of the Higher Education Act of 1965, as amended. Under the law, interest rates will be established each year for Direct Subsidized, Direct Unsubsidized, and Direct PLUS loans for which the first disbursement is on or after July 1 through the following June 30. The interest rate, once established, will be fixed and apply for the life of the loan. For Direct Subsidized and Direct Unsubsidized loans whose first disbursement is on or after July 1, 2013 but before July 1, 2014, the interest rate is 3.86%, for Direct Unsubsidized Loans for Graduate/Professional Students, the interest rate is 5.41%, and for Direct PLUS loans, the interest rate is 6.41%.
Pell. Under the Pell Program, the Department makes grants to undergraduate students who demonstrate financial need. Under the August 2008 reauthorization of the Higher Education Act, students were able to receive Pell Grant funds for attendance on a year-round basis, and could potentially receive more in a given year than the traditionally defined maximum annual amount. However, the U.S. Department of Defense and Full-Year Continuing Appropriations Act of 2011 permanently repealed, effective with the 2011-2012 award year, the Pell Grant provision that provided an otherwise eligible student with more than one Pell Grant in an award year. The Consolidated Appropriations Act of 2012 preserved the maximum Pell Grant at $5,550 for the 2012-2013 award year, but changed the program's eligibility criteria. Beginning with the 2012-2013 award year, a student's eligibility to receive a Pell Grant has been reduced from 18 semesters (or its equivalent) to 12 semesters (or its equivalent). The funding for Labor-HHS-Education appropriations is part of the Consolidated Appropriations Act, 2014 (P.L. 113-73), which was signed into law by the President on January 17, 2014 provides for full funding for the Pell Grant award year 2014-2015 of $5,730.
Federal Work-Study Program. Under the Federal Work-Study Program, or FWS, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students who demonstrate financial need to help meet the costs of a postsecondary education. An institution must make FWS jobs reasonably available to all eligible students. To the maximum extent possible, an institution must provide FWS jobs that complement and reinforce each recipient’s educational program or career goals. An FWS student may be employed on campus or, may be employed off-campus by federal, state, or local public agencies or certain private or for-profit organizations. The Consolidated Appropriations Act, 2014, which was signed into law on January 17, 2014, increased FWS funding for the 2014 federal fiscal year.
Non-Title IV funding sources
Other funding sources consist of cash, private loans, state grants, corporate reimbursement, military benefits and institutional loans. In the years ended December 31, 2013, 2012 and 2011, Ashford University derived 14.4%, 13.6% and 13.2%, respectively, and the University of the Rockies derived 12.4%, 12.7% and 15.0%, respectively, of their revenues (in each case calculated in accordance with applicable Department regulations) from these other funding sources.
Financial aid processing
Our institutions have engaged Xerox Business Solutions, or XBS, formerly called Affiliated Computer Services, Inc., to provide call center and transactional processing services for the online financial aid student populations at our institutions, including services related to disbursement eligibility review and Title IV fund returns. We believe the engagement of XBS centralizes these processing services to improve student financing outcomes, and enhances efforts to comply with Title IV rules and regulations. If the engagement with XBS were terminated, we would handle these processing services using our own resources or engage another third party vendor.
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
As of December 31, 2013, our institutions offered approximately 1,570 courses, 80 degree programs and 145 specializations. Specialization areas are comprised of a select number of courses within an existing program which supplement that program's required courses. Specialization areas focus on one area of study and may also be offered under the designation of concentration, endorsement or track. Our institutions offer programs and specialization areas through Ashford University's four colleges: the Forbes School of Business; the College of Education; the College of Health, Human Services and Science; and the College of Liberal Arts; and through the University of the Rockies' two schools: the School of Organizational Leadership and the School of Professional Psychology.
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
Our branding campaign utilizes TV and digital channels to communicate the Ashford University message. Additionally. leads are generated from online sources, with the main source of leads being third party online lead aggregators. We also purchase keywords from search providers to generate online leads directly, rather than acquiring them through aggregators. Additionally, we have a team internally who focuses on generating online leads through search engine optimization techniques.
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
All leads are managed through our proprietary customer relations management, or CRM, system, which directs a lead for a prospective student to a recruiting team and assigns an admissions counselor within that team to serve as the primary liaison for that prospective student. Once contact with a prospective student is established, admissions counselors, along with the academic and financial service advisors, begin an assessment process to determine if our institutions' program offerings match the student's needs and objectives. Additionally, admissions counselors communicate other criteria, including expected duration and cost of the programs, to prospective students. Through our proprietary systems, admissions counselors are able to generate a comparison of tuition levels across our competitors in order for prospective students to make more informed decisions.
Each admissions counselor undergoes a comprehensive training program that addresses our institutions' academic offerings, financial aid options and the regulatory environment in which we operate, including the restrictions that regulations impose on the admissions process. We place significant emphasis on regulatory requirements and demand an environment of strict compliance.
Military and corporate channel relationships are developed and managed by channel development teams. Our military development specialists and corporate liaisons work with representatives in these organizations to demonstrate the quality, impact and value that our institutions' programs can provide to individuals in the organizations, as well as to the organizations themselves. We believe our institutions' educational offerings are attractive to potential students in these markets. Military students may frequently change locations or may seek to complete a program intermittently over the course of several years. As of December 31, 2013, approximately 23.6% of our institutions' students were affiliated with the military, being either service members, veterans or their spouses. In the corporate channel, employers value our institutions' traditional campus heritage, while our institutions' affordability allows employer tuition reimbursement to be used more efficiently.
The admissions process is designed to offer access to prospective students who seek the benefits of a postsecondary education. Ashford University undergraduate students may qualify in various ways, including by having a high school diploma or a General Educational Development, or GED, equivalent. Graduate level students at Ashford University and University of the Rockies are required to have an undergraduate degree from an accredited college and may be required to have a minimum grade point average or meet other criteria to qualify for admission to certain programs.
Retention
Once a student enrolls in an online program, the institution provides consistent, ongoing support to assist the student in acclimating to the online environment and to address challenges that arise in order to increase the likelihood that the student will persist through graduation.
Providing a superior learning experience to every student is a key component in retaining students at our institutions. We feel that our team-based approach to recruitment and the robust student services we provide enhance retention because of each student's interaction with his or her contact in the team and the accountability inherent in the team structure. We also incorporate a systematic approach to contacting students at key milestones during their experience at our institutions, providing encouragement and highlighting their progress. Additional contact points include quarterly updates on the school and campus life. There are frequent personal interactions between academic advisors and students, which we view as a key component to our retention strategy. Additionally, we employ a retention committee that monitors performance metrics and other key data to analyze student retention rates, as well as the causes and potential risks for student drops. Also, our dispute resolution department serves as a neutral third party for students to raise any concerns or complaints. Such concerns and complaints are then elevated to the appropriate department so we may proactively address certain issues potentially affecting retention.
Beginning in the second half of 2012, Ashford University implemented various new initiatives focused on academic quality and student success that we believe will help students succeed in their programs, help retain higher quality students and ultimately increase student retention. In the area of academic quality, Ashford University increased the size of its student support team, increased the number of full-time faculty and implemented a smaller class size initiative. In the area of student success, Ashford University has expanded its orientation program, broadened its refund policy, redefined the minimum age for all students, and has made the decision to eliminate certain associate programs.
Ashford University previously had a free two-week orientation course, which became mandatory in the fourth quarter of 2012, for all incoming students that have not earned any previous college credits. The orientation is designed to provide students with a complete overview of the online classroom experience, prepare them for success in their courses, and help them self-evaluate their readiness to succeed in an online college setting. The experience provides a realistic, up-front overview of expectations so that students are aware of what is expected of them as they prepare for their studies. They also gain an understanding of how to access and navigate within the online classroom, so they can feel confident when they move to their first course in their respective programs. Successful completion of all orientation activities is a requirement before students can enroll in their first class.
During the fourth quarter of 2012, Ashford University implemented the “Ashford Promise.” This initiative allows an individual to experience the first three weeks of his or her first class before incurring any financial obligation. At any time during these first three weeks, those individuals who do not demonstrate satisfactory academic progress, or those who simply opt out, will not be admitted as students into the University. Such individual will not be responsible for any tuition or fees, and therefore will not incur any debt. We believe that the Ashford Promise initiative will help increase student retention as well as to help improve student loan debt.
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
Internal administration
Ashford University utilizes Talisma, a CRM application from Campus Management Corp., for lead management, workflow, analytics, reporting, and a complete view of our students. This tool enables Ashford University to view the entire student history from the lead to graduation, individually or in cohorts, and to respond appropriately. University of the Rockies utilizes an internally developed proprietary CRM system for lead management, document management, workflow, analytics and reporting. Both institutions utilize online application portals to accept, integrate and process student applications.
Both institutions utilize CampusVue, a student information system provided by Campus Management Corp., to manage student data (including grades, attendance, status and financial aid) and to generate periodic management reports. This system interfaces with our online learning management system, e-College.
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
The editorial team for Constellation consists of editors with extensive experience at leading textbook publishing firms. Highly qualified subject matter experts are recruited to author content that addresses course and institutional outcomes. Constellation digital texts are organized around our institutions' accelerated courses. As of December 31, 2013, approximately 83% of our institutions' students have taken a Constellation-enabled course. As of December 31, 2013, we had more than 110 Constellation titles available.
We have also expanded the features of Constellation to an external learning platform called Thuze, which launched in early 2012. We partnered with several leading publishers to offer Thuze to a limited number of students outside of our institutions. Thuze enables students to share notes and highlights with their peers, and to utilize the social networking aspect of the platform by having conversations with other students and posting their thoughts on discussion boards. The notebook feature within Thuze allows students to create their own study guides from their annotations, and to instantly search for key terms.
Mobile application technology
Each of our institutions offers mobile applications compatible with most mobile phones and tablet computers in order to increase the accessibility of the student learning experience. The applications enable students to use their mobile device to contact support staff, complete discussion posts, and review important information regarding their academic status. We have received positive feedback from students indicating that these mobile applications further their learning experience and we have incorporated feedback received into the periodic updates to them.
Employees
Throughout fiscal year 2013, our institutions have increased the size of their student support teams, and have increased the number of full-time faculty. As of December 31, 2013, our institutions had approximately 320 full-time faculty members and approximately 4,300 adjunct faculty members. Adjunct faculty are part-time employees engaged on a course-by-course basis. Adjunct faculty are compensated a fixed amount per course, which varies among faculty members based on each individual's experience and background. In addition to teaching assignments, adjunct faculty may also be asked to serve on student committees, such as comprehensive examination and dissertation committees, or assist with course development.

As of December 31, 2013, we, along with our institutions, also employed more than a combined 3,400 non-faculty staff in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us.
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
Intellectual Property
We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements with third parties to protect our intellectual property rights. We have trademark and service mark registrations and pending applications in the United States and select foreign jurisdictions. We also own the domain name rights for our institutions, as well as other words and phrases important to our business. Additionally, we have applied for patent protection for certain technology developed by us; and registered copyrights for exemplary business course materials. In many instances, our institutions' course content is produced by faculty and other content experts under work-for-hire agreements pursuant to which we own the course content in return for a fixed development fee. In certain limited cases, course content is licensed from third parties on a royalty fee basis.
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
Executive Officers of the Registrant
Our management team possesses extensive experience in postsecondary education, in many cases with other large online postsecondary providers. Prior to launching Bridgepoint Education, Andrew Clark, our CEO and President, served in senior management positions at such institutions for 12 years and has significant experience with online education businesses. The other members of our executive management team also bring a combination of academic, operational, legal, technological and financial expertise that we believe has been critical to our success. The continuity of our executive management team demonstrates the strong relationship between functional areas within our business and the team's belief in the potential of our business model. Additionally, our executive management team has been critical to establishing and maintaining our corporate culture.

The names of our executive officers and their ages, titles and biographies as of February 1, 2014, are set forth below:

Name	Age	Position
Andrew S. Clark	48	CEO and President and Director
Daniel J. Devine	49	Executive Vice President/Chief Financial Officer
Jane McAuliffe	47	Executive Vice President/Chief Academic Officer
Rodney T. Sheng	47	Executive Vice President/Chief Administrative Officer
Ross L. Woodard	48	Senior Vice President/Chief Marketing Officer
Charlene Dackerman	53	Senior Vice President of Human Resources
Thomas Ashbrook	49	Senior Vice President/Chief Information Officer
Diane L. Thompson	58	Senior Vice President, Secretary and General Counsel
Douglas C. Abts	40	Senior Vice President/Strategy and Corporate Development
Vickie L. Schray	53	Senior Vice President of Regulatory Affairs and Public Policy
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

Additional Information
We were incorporated in Delaware in May 1999 under the name TeleUniversity, Inc. and we changed our name to Bridgepoint Education, Inc. in February 2004. Our website is located at www.bridgepointeducation.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The website for the SEC is located at www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The reference to our website is intended to be an inactive textual reference and the contents of our website are not intended to be incorporated into this report.

REGULATION
Ashford University and University of the Rockies are accredited institutions of higher education which are subject to extensive regulation by a variety of agencies. These agencies include the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges, or WASC, the agency that accredits Ashford University, and the Higher Learning Commission of the North Central Association of Colleges and Schools, or HLC, the agency that accredits University of the Rockies. Accrediting agencies provide an independent assessment of educational quality. Our institutions are also subject to regulation by educational licensing authorities in states where our institutions are physically located or conduct certain operations. We are also subject to regulation by the U.S. Department of Education, referred to as the Department, due to our participation in federal student financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”), which we refer to in this report as Title IV programs. To participate in Title IV programs, a school must maintain authorization by the state education agency or agencies where it is physically located, be accredited by an accrediting agency recognized by the Department and be certified by the Department as an eligible institution. Institutions that participate in the Title IV programs are subject to an extensive set of laws and regulations. The laws, regulations and standards of WASC, HLC, the Department and state agencies affect the vast majority of our institutions' operations.
Accreditation
From 1950 until being institutionally accredited by WASC in December 2013, Ashford University was accredited by HLC. University of the Rockies has been institutionally accredited since 2003 by HLC. WASC and HLC are two of six regional accrediting agencies that accredit colleges and universities in the United States. Most traditional, public and private non-profit, degree-granting colleges and universities are accredited by one of these six agencies.
Accreditation by WASC and HLC is recognized by the Department and by prospective students as a reliable indicator of educational quality. Accreditation is a private, non-governmental process for evaluating the quality of an educational institution and its programs and an institution's effectiveness in carrying out its mission in areas including integrity, student performance, curriculum, educational effectiveness, faculty, physical resources, administrative capability and resources, financial stability and governance. To be recognized by the Department, an accrediting agency, among other things, must adopt specific standards to be maintained by educational institutions, conduct peer-review evaluations of institutions' compliance with those standards, monitor compliance through periodic institutional reporting and the periodic renewal process and publicly designate those institutions that meet the agency's criteria. An accredited institution is subject to periodic review by its accrediting agency to determine whether it continues to meet the performance, integrity, quality and other standards required for accreditation. An institution that is determined not to meet the standards of accreditation may have its accreditation revoked or not renewed.
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
Evaluations and renewals of accreditation
On July 10, 2013, WASC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. As part of a continuing WASC monitoring process, Ashford University will host WASC in a special visit in spring 2015. University of the Rockies was granted its initial accreditation from HLC in 2003 for a period of five years. Its accreditation was renewed by HLC in 2008 for a period of seven years, with a comprehensive evaluation scheduled during the 2015-2016 academic year. In November 2009, as a result of our initial public offering, both Ashford University and University of the Rockies participated in a change of control accreditation visit from HLC, which continued the accreditation of both institutions at that time. Upon the recommendation of the visiting team, HLC determined that both institutions (i) continued to meet the commission's eligibility requirements and accreditation criteria and (ii) should receive their next comprehensive evaluations in 2014-2015, per the commission policy that states an institution must have a comprehensive review no later than five years following a change in control visit. University of the Rockies will undergo this comprehensive review in September 2014; HLC has informed Ashford University that the 2015-2016 visit will not occur. As Ashford University is now accredited by WASC, the institution is only subject to evaluation by WASC.
Beginning in 2014, WASC will institute “Mid-Cycle Reviews” of its accredited institutions near the midpoint of their periods of accreditation. The purpose of the Mid-Cycle Review is to identify problems with an institution's or program's continued compliance with agency standards while taking into account institutional or program strengths and stability. The Mid-Cycle Review will focus particularly on student achievement, including indications of educational effectiveness, retention and graduation data.
For information regarding the current status of the accreditation of Ashford University see “WASC Grant of Initial Accreditation of Ashford University” below. For information regarding the current status of the accreditation of University of the Rockies see “HLC Notification regarding University of the Rockies Non-Financial Indicator Conditions” below.
WASC Grant of Initial Accreditation of Ashford University
On July 10, 2013, WASC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. This WASC action permitted Ashford University to designate WASC as its accreditor of record for purposes of eligibility to participate in the Title IV programs following approval by the Department, the university's withdrawal from HLC and the transfer of relevant records to WASC. Ashford University formally submitted its request for such approvals to the Department on July 17, 2013.On November 4, 2013, the Department notified Ashford University that the Department would approve the university’s change in accreditor, recognizing WASC as Ashford University’s accreditor, along with the renewal of certification for continued participation in the Title IV, HEA programs. In December 2013, Ashford University completed its transition to WASC accreditation, received provisional certification from the Department until 2016 and designated its San Diego, California facilities as its main campus and its Clinton, Iowa campus as an additional location. As part of a continuing WASC monitoring process, Ashford University will host WASC in a special visit in spring 2015.
Application for Licensure by California BPPE
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. Effective July 1, 2011, the Department established new requirements to determine if an institution is considered to be legally authorized by a state. See “Department Regulation of Title IV Programs - State Authorization” below. In connection with its transition to WASC accreditation, Ashford University designated its San Diego, California facilities as its main campus for Title IV purposes. WASC-accredited institutions operating in California are not required, under state rules, to obtain approval from the State of California, Department of Consumer Affairs, Bureau for Private Postsecondary Education, or BPPE, in order to operate in the state. Under the Department’s state authorization rule, an institution must be approved or licensed on a basis other than accreditation in instances in which it is not established by name as an educational institution by a state through a charter, statute, constitutional provision, or other action issued by an appropriate state agency or entity. On May 21, 2013, the Department published a notice stating that it would provide an extension of the effective date of the state authorization rule until July 1, 2014 to qualifying institutions that obtain from a state an explanation of how the extension of time would permit the state to comply with the regulations. The California Department of Consumer Affairs has issued a letter explaining the need for an extension. As it is uncertain how the Department will interpret the state authorization rule or the applicability of the extension of time, the university submitted an Application for Approval to Operate an Accredited Institution to BPPE on September 10, 2013. If BPPE approves the university’s application, the university will no longer be exempt from certain laws and regulations applicable to private, post-secondary educational institutions. These laws and regulations entail certain California reporting requirements, including but not limited to, graduation, employment and licensing data, certain changes of ownership and control, faculty and programs, and student refund policies, as well as the triggering of other state and federal student employment data reporting and disclosure requirements.
Negotiated Rulemaking
The Department held public hearings in May and June 2013 inviting the submission of topics for consideration in a series of rulemaking efforts to achieve a long-term agenda in higher education focused on access, affordability, academic quality and completion. Recent hearings have focused on topics including, but not limited to, cash management of Title IV program funds, state authorization for programs offering distance or correspondence education, gainful employment, credit and clock hour conversions, changes made to the Clery Act by the Violence Against Women Act of 2013 (P.L. 113-4), and the definition of “adverse credit” for PLUS borrowers.

In June 2013, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations that would establish standards for programs that prepare students for gainful employment in a recognized occupation. The committee met for three sessions between September and December 2013, but did not reach consensus on the content of the proposed regulations. On March 14, 2014, the Department published proposed regulations for public comment. See “Regulation - Gainful Employment.”
In January 2014, the Department held the first of three negotiated rulemaking sessions to implement the changes to the Clery Act required by the enactment of the Violence Against Women Act, or VAWA. Two other sessions are scheduled for February 2014 and March-April 2014. While the final regulations will likely not be implemented prior to July 1, 2015, the Department notified institutions in an Electronic Announcement in May 2013 that until the regulations go into effect, it expects institutions to make a good faith effort to comply with the statutory requirements. Among other things, VAWA requires institutions to compile statistics for certain crimes reported to campus security authorities or local police agencies. Under the statute, an institution must include the new required information in its Annual Security Report issued no later than October 1, 2014.
In February 2014, the Department held the first of three negotiation sessions related to various new program integrity initiatives, including the potential reintroduction of the Distance Education Rule (34 C.F.R. § 600.9(c)) which was vacated by a federal court in 2011. The February sessions produced no substantive outcomes, but sessions in March 2014 plan to address the Department’s draft of a proposed regulation on distance education that could materially impact our business.
Additional topics to be considered at March and April sessions are expected to include, but may not be limited to, the following: cash management of Title IV funds, including the use of debit cards and the handling of Title IV credit balances; state authorization for foreign locations; clock to credit hour conversion; the definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program; and the application of the repeat coursework provisions to graduate and undergraduate programs.
We cannot predict the scope and content of the regulations that may emerge from these or other rulemaking activities that the Department initiates. Compliance with additional regulations, or with modifications to existing regulations, and/or regulatory scrutiny that results in the Company's institutions being allegedly out of compliance with these regulations, could result in direct and indirect costs of compliance, fines, liabilities, sanctions or lawsuits, which could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
HLC Notification regarding University of the Rockies Non-Financial Indicator Conditions
On July 24, 2012, HLC notified University of the Rockies that it had been identified for further inquiry based on certain non-financial data the institution provided in its 2012 Institutional Annual Report. University of the Rockies was identified for further inquiry because it met two of the indicator conditions: (1) the number of degrees awarded increased 40% or more compared to the prior year; and (2) the number of full-time faculty increased 25% or more compared to the prior year. Accordingly, HLC requested that University of the Rockies provide a report to HLC demonstrating the institution's ability to continue meeting the Core Components in light of the conditions at the institution that led to the indicators being identified. This report was provided on August 29, 2012. HLC notified the University in 2013 that its staff accepts the University’s explanatory report and no further action is needed at this time.
Authorization by U.S. Congress of Title IV Programs
The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. In 2008, the Higher Education Act was reauthorized through September 2014. The U.S. Congress may propose and pass revisions to the Higher Education Act between reauthorizations, by using other legislative vehicles such as budget bills and appropriations bills. The U.S. Congress also determines the funding levels for Title IV programs annually through the budget and appropriations process.
Any action by the U.S. Congress that significantly reduces Title IV program funding or the eligibility of our institutions or students to participate in Title IV programs could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our profit margin, which could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
For example, as the federal Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a potential target for reduction as the U.S. Congress addresses unprecedented budget deficits. Under the Pell Grant program, the Department of Education makes grants to undergraduate students who demonstrate financial need. On December 23, 2011, the “Consolidated Appropriations Act, 2012,” among other provisions, eliminated federal student aid eligibility, with some exceptions, for ability-to-benefit students who first enroll on or after July 1, 2013. The same law limited Pell Grant eligibility to 18 semesters or equivalent, a provision that went into effect for all students beginning with the 2012-2013 award year.
Subsidized Stafford loans are also a potential target for reduction. Subsidized Stafford loans are federally guaranteed loans based on financial need. Interest does not accrue on subsidized Stafford loans while a student is in school at least half time, or during any future grace or deferment periods; the federal government pays the interest on such loans during these times. However, under the “Budget Control Act of 2011,” all subsidized Stafford loans were eliminated for graduate and professional students, who are now only eligible for unsubsidized Stafford loans. Further, with the enactment of the “Consolidated Appropriations Act, 2012,” the payment of the interest subsidy to students receiving subsidized Stafford loans during the six-month grace period by the federal government was eliminated from July 1, 2012 through June 30, 2014. In addition, when the law, “Moving Ahead for Progress in the 21st Century Act,” was enacted to extend the 3.4% interest rate for subsidized Stafford loans for loans first disbursed on or after July 1, 2012 through June 30, 2013, another limitation on subsidized Stafford loans was established. For new borrowers on or after July 1, 2013, borrowers will no longer be eligible for subsidized Stafford loans when the borrower reaches 150 percent of the published length of the borrower’s program. Moreover, if the borrower continues enrolling in the program beyond the 150 percent point of the same or a different program, or a shorter program, the borrower will be responsible for any interest that accrues on his or her subsidized Stafford loans.
If in the future, funding is reduced for the Pell Grant program (such as a reduction in the maximum award amount), if fewer students or programs are deemed eligible for the Pell Grant Program or if loan interest subsidies are eliminated for Stafford loans (e.g., eligibility for such loans has been eliminated for graduate students effective July 1, 2012), our institutions might become less affordable for certain students at our institutions, which could negatively impact enrollments, revenue, financial condition, cash flows and results of operations.
Additionally, there has been increased focus by some in the U.S. Congress on the role that for-profit educational institutions play in higher education. In particular, the Health, Education, Labor and Pensions Committee of the U.S. Senate (“HELP Committee”) held a series of hearings regarding the for-profit education sector and Title IV programs, including a March 2011 hearing specifically about us and Ashford University entitled “Bridgepoint Education, Inc.: A Case Study in For-Profit Education and Oversight.” The hearings, and those of other Congressional committees, have focused on various aspects of the for-profit education sector including student debt, recruitment practices, educational quality, student outcomes, the effectiveness of accrediting bodies, and the amount of Title IV funding received by the for-profit education sector.
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
Certain members of Congress have proposed legislation that could have an adverse impact on our institutions. For example, Senators Dick Durbin (D-IL), Jack Reed (D-RI), Elizabeth Warren (D-MA), and Barbara Boxer (D-CA) introduced the “Protect Student Borrowers Act,” which would assess penalties against institutions if their cohort default rate exceeds 15 percent. A bill introduced by the late Senator Frank Lautenberg (D-NJ) and Senator Tom Harkin (D-IA), titled the “Student First Act,” would require Department of Education program reviews of institutions engaging in “risky” behavior, such as serial forbearance and default rate manipulation, spending more than 20 percent of revenue on recruiting and marketing, and deriving more than 85 percent of revenue from federal student aid sources. Senator Kay Hagan (D-NC) introduced the “Protecting Financial Aid for Students and Taxpayers Act,” which would prohibit institutions from using revenues derived from federal educational assistance funds for advertising, marketing, or recruiting. While these bills will not likely pass during this session, they may serve as a basis of discussion during the reauthorization of the Higher Education Act.
We cannot predict what legislation, if any, will emanate from the HELP Committee hearings, the reauthorization of the Higher Education Act, or other Congressional deliberations, or what impact any such legislation might have on the for-profit education sector and our business in particular.

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
An institution must periodically seek recertification from the Department to continue to participate in Title IV programs and may, in certain circumstances, be subject to review by the Department prior to seeking recertification. The current certification for University of the Rockies is scheduled to expire on June 30, 2016. Ashford University is provisionally certified until September 30, 2016. The Department typically places an institution on provisional certification following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons including but not limited to failure to comply with certain standards of administrative capability or financial responsibility. During the time when an institution is provisionally certified, it may be subject to adverse action with fewer due process rights than those afforded to other institutions and must apply for and receive approval from the Department for substantial change, which includes, but is not limited to, the establishment of an additional location, an increase in the level of academic offerings, or the addition of any nondegree or short-term training programs. However, provisional certification does not otherwise limit an institution's access to Title IV funds.
The 90/10 rule
Under the Higher Education Act, a for-profit institution loses its eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues (calculated in accordance with applicable Department regulations) from Title IV program funds for two consecutive fiscal years. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single year will be placed on provisional certification and may be subject to other enforcement measures. In the years ended December 31, 2013, 2012 and 2011, Ashford University derived 85.6%, 86.4% and 86.8%, respectively, and University of the Rockies derived 87.6%, 87.3% and 85.0%, respectively, of their respective revenues (calculated in accordance with applicable Department regulations) from students who participate in Title IV funds.
Revenue derived from government tuition assistance for military personnel, including veterans, is considered not to be federal student aid for purposes of the 90/10 rule calculation, and accordingly helps our institutions satisfy the 90/10 rule. As of December 31, 2013, approximately 23.6% of our institutions' students were affiliated with the military, some of whom are eligible to receive tuition assistance from the government which they may use to pursue postsecondary degrees.
Incentive compensation
The Higher Education Act prohibits an institution from providing any commission, bonus or other incentive payments based directly or indirectly on success in securing enrollments or financial aid to any persons or entities engaged in student recruiting or admissions activities, or in making decisions about the award of student financial assistance. Under prior Department regulations, there were 12 “safe harbor” provisions. The Department eliminated all 12 safe harbors, effective July 1, 2011, taking the position that any commission, bonus or other incentive payment based in any part, directly or indirectly, on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the Higher Education Act. The Department issued a Dear Colleague Letter dated March 17, 2012 that attempted to clarify and provide interpretive guidance regarding certain aspects of the regulations. There remains uncertainty as to how the Department will interpret them.
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

Cohort default rate
For each federal fiscal year, the Department calculates a rate of student defaults over a two-year measuring period for each educational institution which is known as a “cohort default rate.” An institution may lose its eligibility to participate in the Direct Loan and Pell programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in the Direct Loan program if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department. Ashford University's two-year cohort default rates for the 2011, 2010 and 2009 federal fiscal years, were 10.1%, 10.2%, and 15.3%, respectively. The two-year cohort default rates for University of the Rockies for the 2011, 2010 and 2009 federal fiscal years, were 4.8%, 4.0% and 3.3%, respectively.
The August 2008 reauthorization of the Higher Education Act included significant revisions to the requirements concerning cohort default rates. Under the revised law, the period for which students' defaults on their loans are included in the calculation of an institution's cohort default rate was extended by one additional year, which has increased the cohort default rates for most institutions. That change was effective with the calculation of institutions' cohort default rates for the federal fiscal year ending September 30, 2009, which rates were calculated and issued by the Department in September 2012. The Department will not impose sanctions based on rates calculated under this new methodology until three consecutive years of rates have been calculated, which is expected to occur in September 2014. Until that time, the Department will continue to calculate rates under the old calculation method and impose sanctions based on those rates. The revised law also increases the threshold for ending an institution's participation in the relevant Title IV programs from 25% to 30%, effective for final three-year cohort default rates published on or after the 2012 federal fiscal year. The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the Department has published official three-year cohort default rates. Ashford University's three-year cohort default rates for the 2010 and 2009 federal fiscal years, were 16.3% and 19.8%, respectively. The draft three-year cohort default rate for the 2011 federal fiscal year for Ashford University is 15.4%. The three-year cohort default rates for University of the Rockies for the 2010 and 2009 federal fiscal years, were 8.0% and 3.3%, respectively. The draft three-year cohort default rate for the 2011 federal fiscal year for University of the Rockies is 7.4%.
Substantial misrepresentation
The Higher Education Act prohibits an institution participating in Title IV programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges or graduate employability. Under the Department's rules, a “misrepresentation” is any false, erroneous or misleading statement an institution, one of its representatives, or any ineligible institution, organization, or person with whom the institution has an agreement to provide educational programs, or marketing, advertising, recruiting, or admissions services makes directly to a student or prospective student or any member of the public, or to an accrediting agency, to a state agency or the Department. The Department's rules define a “substantial misrepresentation” as any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person's detriment. Considering the broad definition of “substantial misrepresentation,” it is possible that, despite our training efforts and compliance programs, our institutions' employees or service providers may make statements that could be construed as substantial misrepresentations. If the Department determines that one of our institutions has engaged in substantial misrepresentation, the Department may attempt to revoke the institution's program participation agreement if the institution is provisionally certified, impose limitations on the institution's participation in Title IV programs if the institution is provisionally certified, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. The institution could also be exposed to increased risk of action under the federal False Claims Act. The qui tam complaint that was unsealed on December 26, 2012 alleges, among other things, that Ashford University and University of the Rockies have failed to make required disclosures readily available to students, have misled students as to the true cost of attending the schools, the quality and reputation of their academic programs, and their job placement rates. For more information regarding claims and lawsuits, see the risk factor entitled “We face litigation and legal proceedings that could have a material adverse effect on enrollments, financial condition, cash flows and results of operations” in Part I, Item 1A of this report and “Legal Proceedings” in Part I, Item 3 of this report.
Return of Title IV funds for students who withdraw
If a student who has received Title IV funds withdraws, the institution must determine the amount of Title IV program funds the student has earned, pursuant to applicable regulations. If the student withdraws during the first 60% of any payment period (which, for our undergraduate online students, typically is a 20-week term consisting of four five-week courses and, for our campus-based students, is a 16-week semester), the amount of Title IV funds that the student has earned is equal to a pro rata portion of the funds the student received or for which the student would otherwise be eligible for the payment period. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV funds received. If the student has not earned all of the Title IV funds disbursed, the institution must return the unearned funds to the appropriate lender or the Department in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If an institution's annual financial aid compliance audit in either of its two most recently completed fiscal years determines that 5% or more of such returns were not timely made, the institution may be required to submit a letter of credit in favor of the Department equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. For the year ended December 31, 2013, our institutions did not exceed the 5% threshold for late refunds sampled.
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
The regulations that were scheduled to take effect July 1, 2011, also provide that, if an institution is offering postsecondary education through distance or correspondence education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to be legally offering postsecondary distance or correspondence education to students in that state. Additionally, upon request by the Department, an institution must be able to document that it has the applicable state approval. Although our institutions have a process for evaluating the compliance of their online educational programs with state requirements regarding distance and correspondence learning, and have experienced no significant restrictions on their educational activities to date as a result of such requirements, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. For more information, see “State Education Licensure and Regulation” below. Moreover, it is also unclear whether and to what extent state agencies may augment or change their regulations in this area as a result of new Department regulations and increased scrutiny. Any failure to comply with state requirements, or any new or modified regulations, could result in our inability to enroll students or receive Title IV funds for students in those states and could result in restrictions on growth and enrollments.
On June 5, 2012 the United States Court of Appeals for the District of Columbia Circuit vacated the new state authorization regulation with respect to distance and correspondence education. The Court affirmed a 2011 order of a Federal District Court in the District of Columbia vacating the regulation requiring an institution to meet state requirements in a state in which it has distance education students, but in which it is not physically located or otherwise subject to state jurisdiction. The Department subsequently issued a Dear Colleague Letter acknowledging the Court's decision and stating that the Department would not enforce the requirements of the regulation and commenting that institutions continue to be responsible for complying with all state laws as they relate to distance education. In February 2014, the Department held the first of three negotiation sessions related to various new program integrity initiatives, including the potential reintroduction of the Distance Education Rule that was vacated. The February sessions produced no substantive outcomes, but sessions in March 2014 plan to address the Department’s draft of a proposed regulation on distance education that could materially impact our business. See “Application for Licensure by California BPPE” above for further discussion.
Ashford University has a campus that is physically located in Iowa. During the time period in which Ashford University was accredited by the Higher Learning Commission, the Iowa College Student Aid Commission, or ICSAC, advised Ashford University that the institution was exempt from a requirement to register with the State of Iowa to offer postsecondary degree programs in Iowa by virtue of its accreditation by the Higher Learning Commission. In anticipation of its transition to WASC accreditation, Ashford University applied for registration with ICSAC. In November 2011, ICSAC determined Ashford University met all requirements to offer postsecondary education in Iowa and approved the institution's registration in Iowa for a four-year period ending November 2015. However, in light of the findings and recommendations contained in the final audit report of the Department's Office of Inspector General, or the OIG, ICSAC stated that it would immediately reconsider the institution's registration for possible revocation if the Department ruled to limit, suspend or terminate the institution's participation in Title IV programs. For more information about the OIG's final audit report, see “Regulation-Department Regulation of Title IV Programs-Compliance reviews, audits and reports” below.
University of the Rockies is located in the State of Colorado and has Full Authorization by the Colorado Commission on Higher Education. Such authorization may be lost or withdrawn if University of the Rockies fails to comply with requirements under Colorado statutes and rules for continued authorization.
Gainful employment
Under the Higher Education Act, schools operated on a for-profit basis are eligible to participate in Title IV programs only to the extent that their educational programs lead to gainful employment in a recognized occupation, with the limited exception of qualified programs leading to a bachelor's degree in liberal arts.
In June 2011, the Department published final regulations to establish minimal debt measures for determining whether certain postsecondary educational programs lead to gainful employment in recognized occupations, and the conditions under which such programs are eligible for Title IV funding. The debt measures established by these regulations consisted of two debt-to-earnings ratios, based on comparisons of graduate earnings with annual loan payments, and an annual loan repayment rate, based on the rate certain borrowers reduced the outstanding balances on certain Title IV loans.
On June 30, 2012, the U.S. District Court for the District of Columbia nullified most of the gainful employment regulations and returned the regulations to the Department for further action. On July 6, 2012, the Department issued an electronic announcement acknowledging that the Court had vacated the debt measures, that institutions would not be required to comply with related regulations regarding gainful employment reporting requirements and adding new gainful employment educational programs, and that institutions would be required to comply with requirements to disclose certain information about gainful employment educational programs.
In June 2013, the Department announced its intention to establish a negotiated rulemaking committee to prepare new gainful employment regulations that would replace those vacated by the Court. The Department held negotiating rulemaking sessions with the committee beginning in September 2013 and concluding in December 2013. Before each session, the Department distributed draft regulatory language marked as draft for discussion purposes.
The draft regulatory language distributed by the Department to the committee for discussion purposes in December 2013 would require each educational program covered by the rule to achieve threshold rates in three debt measure categories related to an annual debt to annual earnings ratio, an annual debt to discretionary income ratio, and a program cohort default rate. The various formulas are calculated under complex methodologies and definitions outlined in the draft regulatory language and, in some cases, are based on data that may not be readily accessible to institutions. The draft language outlines various scenarios under which programs could lose Title IV eligibility for failure to achieve threshold rates in one or more measures over certain periods of time ranging from two to four years. The draft language also would require an institution to provide warnings to students in programs which may lose Title IV eligibility at the end of an award year, limit its Title IV enrollment in these programs, and submit a letter of credit or set aside funds to provide borrower relief to students in the event the programs become ineligible. The draft regulatory language contains other provisions that, among other things, include disclosure, reporting and new program approval requirements.
On March 14, 2014, the Department published proposed regulations for comment by the public for a sixty day period. The proposed regulatory language released by the Department to the public for comment would cause each educational program covered by the rule to fail if their graduates’ student-loan debt payments exceeded 12% of their incomes and 30% of their discretionary incomes, the same ratios as in the original rule and the draft considered by negotiators in the fall of 2013.  Also unchanged from the 2013 draft, programs whose graduates have debt-to-income ratios of 8% to 12% or debt-to-discretionary-income ratios of 20% to 30% would fall in a “zone”, and the institution would have to warn students that they might become ineligible for aid. Programs that fail both debt-to-income tests twice in any three-year period or are in the zone for four consecutive years would be ineligible for federal student aid. Different from the draft 2013 rule and in response to the 2012 Court ruling, the Department now proposes programmatic cohort default rates rather than loan-repayment rates as an additional test. Programs whose borrower cohort default rates exceed 30% for three consecutive years would be ineligible for federal student aid.
The various formulas are calculated under complex methodologies and definitions outlined in the proposed regulatory language and, in some cases, are based on data that may not be readily accessible to institutions. The proposed language contains other provisions that, among other things, include disclosure, reporting and certification requirements. We cannot predict the ultimate content or effective date of any new regulations that may emerge from this process or the potential impact of such regulations on us or our institutions and have had minimal time to review and analyze the proposed regulation. Any new regulations that reduce or eliminate our students’ access to Title IV federal student aid, that require us to change or eliminate certain programs, or that increase our costs of compliance could have an adverse effect on our business.
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
For the fiscal year ended December 31, 2012, the composite score calculated was 3.0, satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. We expect the consolidated composite score to be 3.0 for the year ended December 31, 2013. However, the consolidated calculation is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2013.
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

•
transferring an institution from the advance method or the heightened cash monitoring level one method of Title IV payment, which permit the institution to receive Title IV funds before or concurrently with disbursing them to students, to the heightened cash monitoring level two method of payment or to the reimbursement method of payment, which delay an institution's receipt of Title IV funds until student eligibility has been verified by the Department;

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
FSA periodically reviews institutions participating in Title IV programs for compliance with applicable standards and regulations. On July 25, 2012, FSA notified University of the Rockies that it had scheduled an on-site program review, which took place August 20, 2012 through August 24, 2012. In June 2013, University of the Rockies was provided with FSA’s preliminary program review report and has filed a timely response. Following consideration of the response, the FSA will issue a Final Program Review Determination, or FPRD, letter. If the FPRD were to include findings of non-compliance, University of the Rockies could be required, subject to administrative review procedures, to pay a fine, return Title IV funds previously received, or be subjected to other administrative sanctions. While we cannot currently predict the final outcome of the Department review, any such final adverse finding could damage the institution's reputation in the industry and negatively impact enrollment, revenues, financial condition, cash flows and results of operations.
Adding teaching locations and implementing new educational programs
The requirements and standards of accrediting agencies, state education agencies and the Department limit our institutions' ability in certain instances to establish additional teaching locations or implement new educational programs. WASC, the HLC and state education agencies that may authorize or accredit our institutions or their programs generally require institutions to notify them in advance of adding certain new locations or implementing certain new programs, and upon notification may undertake a review of the quality of the facility or the program and the financial, academic and other qualifications of the institution. If an institution participating in Title IV programs plans to add a new location or educational program, the institution must apply under certain circumstances to the Department to have the additional location or educational program designated as within the scope of the institution's Title IV eligibility.
Ashford University is provisionally certified for Title IV eligibility until September 30, 2016. The Department typically places an institution on provisional certification following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons including but not limited to failure to comply with certain standards of administrative capability or financial responsibility. During the time when an institution is provisionally certified, it may be subject to adverse action with fewer due process rights than those afforded to other institutions and must apply for and receive approval from the Department for any substantial change, which includes, but is not limited to, the establishment of an additional location, an increase in the level of academic offerings, or the addition of any nondegree or short-term training programs. However, provisional certification does not otherwise limit an institution's access to Title IV funds.
Change in ownership resulting in a change of control
The Department and most state and accrediting agencies require institutions of higher education to report or obtain approval of certain changes of control and changes in other aspects of institutional organization or operations. Transactions or events that constitute a change of control may include significant acquisitions or dispositions of an institution's common stock and significant changes in the composition of an institution's governing board. The types of thresholds for such reporting and approval vary among the states and among accrediting agencies. The Department regulations provide that a change of control occurs for a publicly traded corporation if either (i) a person acquires such ownership and control of the corporation so that the corporation is required to file a current report on Form 8-K with the SEC disclosing a change of control, or (ii) the corporation's largest stockholder who owns at least 25% of the total outstanding voting stock of the corporation, ceases to own at least 25% of such stock or ceases to be the largest stockholder owning at least 25% of the total stock. A significant purchase or disposition of our voting stock, including a disposition of voting stock by Warburg Pincus, could be determined by the Department to be a change of control under this standard. In such event, the regulatory procedures applicable to a change in ownership and control would have to be followed in connection with the transaction. Similarly if such a disposition were deemed a change of control by the applicable accreditor or state educational licensing agency, any required regulatory notifications and approvals would have to be made or obtained.
Privacy of student records
The Family Educational Rights and Privacy Act of 1974, or FERPA, and the Department's FERPA regulations require educational institutions to protect the privacy of students' educational records by limiting an institution's disclosure of a student's personally identifiable information without the student's prior written consent. FERPA also requires institutions to allow students to review and request changes to their educational records maintained by the institution, to notify students at least annually of this inspection right and to maintain records in each student's file listing requests for access to and disclosures of personally identifiable information and the interest of such party in that information. If an institution fails to comply with FERPA, the Department may require corrective actions by the institution or may terminate an institution's receipt of further federal funds. In addition, educational institutions are obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act, or GLBA, a federal law designed to protect consumers' personal financial information held by financial institutions and other entities that provide financial services to consumers. The applicable GLBA regulations require an institution to, among other things, develop and maintain a comprehensive, written information security program designed to protect against the unauthorized disclosure of personally identifiable financial information of students, parents or other individuals with whom such institution has a customer relationship. If an institution fails to comply with the applicable GLBA requirements, it may be required to take corrective actions, be subject to monitoring and oversight by the Federal Trade Commission, or the FTC, and be subject to fines or penalties imposed by the FTC. For-profit educational institutions are also subject to the general deceptive practices jurisdiction of the FTC and the Consumer Financial Protection Bureau (CFPB). The FTC and CFPB are intensifying their regulatory scrutiny of our industry and related vendors, sometimes in coordination with the US Department of Education and state Attorneys General.
State Education Licensure and Regulation
California, Iowa and Colorado
Our campuses are located in California, Iowa, and Colorado. We do not have campuses in any other states. Ashford University has designated its San Diego, California facilities as its main campus for Title IV purposes. The university submitted an Application for Approval to Operate an Accredited Institution to BPPE on September 10, 2013. See “Application for Licensure by California BPPE” above for further discussion.
The University also has a campus located in Iowa. Ashford University is registered as a postsecondary school in the state of Iowa by ICSAC. To maintain our Iowa registration, we must comply with applicable requirements under Iowa statutes and rules.
University of the Rockies' campus is located in Colorado. The University is authorized to operate by the Colorado Commission on Higher Education. To maintain our Colorado authorization, we must comply with applicable requirements under Colorado statutes and rules.
The Higher Education Act requires Ashford University and the University of Rockies to be legally authorized in the states in which they are physically located in order to participate in Title IV programs. Effective July 1, 2011, the Department regulations imposed new Title IV program requirements for an institution to be considered legally authorized by a state. Our failure to hold required authorizations in California, Iowa, or Colorado could cause Ashford University or University of the Rockies, as applicable, to lose their authorization to deliver educational programs and to grant degrees and other credentials and lose their eligibility to participate in Title IV programs. See “Department Regulation of Title IV Programs-State authorization” above.
Request for information from Ashford University by Iowa College Student Aid Commission
On September 22, 2012, the Iowa College Student Aid Commission requested that Ashford University provide the commission with certain information and documentation related to, among other matters, the denial of Ashford University's application for WASC accreditation, the university's compliance with HLC criteria and policies, a teach-out plan in the event that Ashford University were to be unsuccessful in obtaining a WASC accreditation and sanctioned by HLC, and information relating to admissions employees, receipt of financial aid, availability of books, credit balance authorizations, and academic and financial support and advisement services to students. The commission requested that Ashford University provide the requested information by November 12, 2012 and make an in-person presentation during the commission's meeting on November 16, 2012. Ashford University made the presentation and has notified the commission of its successful accreditation by WASC.
Additional state regulation
Most state education agencies impose regulatory requirements on educational institutions operating within their boundaries. Some states have sought to assert jurisdiction over out-of-state educational institutions offering online programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. In addition to California, Iowa and Colorado, we have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the state education agency in those states, and in other states we have obtained state education agency approvals as we have determined necessary in connection with our marketing and recruiting activities. We review state licensure requirements when appropriate to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization. Because we enroll students from all 50 states and from the District of Columbia, we may have to seek licensure or authorization in additional states in the future. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. Consequently, a state education agency could disagree with our conclusion that we are not required to obtain a license or authorization in the state and could restrict one or more of our business activities in the state, including the ability to recruit or enroll students in that state or to continue providing services or advertising in that state. If we fail to comply with state licensing or authorization requirements for any state, we may be subject to the loss of state licensure or authorization by that state, or be subject to other sanctions, including restrictions on our activities in that state, fines and penalties. The loss of any required license or authorization in states other than California, Iowa and Colorado could prohibit us from recruiting prospective students or from offering services to current students in those states. Effective July 1, 2011, the Department regulations imposed new Title IV state authorization requirements for institutions that offer postsecondary education through distance education to students in states in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state. The regulations have been the subject of a federal court challenge and a subsequent announcement by the Department regarding their enforcement. See “Department Regulation of Title IV Programs-State authorization” above.
Consumer Financial Protection Bureau
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank, created the Consumer Financial Protection Bureau, or the CFPB, to implement various federal consumer financial laws, and granted direct supervisory authority to the CFPB over, among others, providers of private education loans as that term is defined in the Truth in Lending Act. Dodd-Frank also expands existing prohibitions against unfair or deceptive practices in the Federal Trade Commission Act to prohibit abusive practices. Ashford University and University of the Rockies offer institutional loans that may be deemed private education loans as defined in the Truth in Lending Act. As non-depository institution private educational loan lenders, Ashford University and University of the Rockies may be deemed covered persons under the Dodd-Frank Act and subject to the CFPB's supervisory authority, which includes the authority to require reports and compliance examinations.
The Iran Threat Reduction and Syria Human Rights Act of 2012
In 2013, Endurance International Group (“EIG”) and Santander Asset Management Investment Holdings Limited, (“SAMIH”), engaged in certain activities that are subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act and which are disclosed in Exhibit 99.1 to this annual report. Affiliates of Warburg Pincus, LLC: (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of, EIG and SAMIH. We will be required to separately file, concurrently with this annual report, a notice that such activities have been disclosed in this annual report, which notice must also contain the information required by Section 13(r) of the Exchange Act.
Department of Justice
On October 10, 2012, we received a letter from the U.S. Department of Justice, Civil Division, Commercial Litigation Branch, or the Justice Department, informing us that the Justice Department was investigating the compensation of our admissions personnel. In November 2012, we met with the Justice Department in connection with their investigation. In December 2012 and January 2013, we were notified that the Justice Department had declined to intervene in two separate qui tam complaints filed by private relators under the Federal False Claims Act and unsealed on December 26, 2012 and January 2, 2013. For more information regarding claims and lawsuits, see the risk factor entitled “We face litigation and legal proceedings that could have a material adverse effect on enrollments, financial condition, cash flows and results of operations” in Part I, Item 1A of this report and “Legal Proceedings” in Part I, Item 3 of this report.

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
In the years ended December 31, 2013, 2012 and 2011, Ashford University derived 85.6%, 86.4% and 86.8%, respectively, and University of the Rockies derived 87.6%, 87.3% and 85.0%, respectively, of their revenues (in each case calculated in accordance with applicable regulations of the U.S. Department of Education, which we refer to as the Department) from federal student aid programs administered by the Department, which programs we refer to as Title IV programs. If our institutions were to lose eligibility to participate in Title IV programs or were to have such participation substantially curtailed, enrollments, revenues, financial condition, cash flows and results of operations would be materially and adversely affected.
To participate in Title IV programs, an institution must be (1) legally authorized to operate in the state in which it is physically located, (2) accredited by an accrediting agency recognized by the Department as a reliable indicator of educational quality, and (3) certified as an eligible institution by the Department. As a result, we are subject to extensive regulation by state education agencies, our institutions' accrediting agencies and the Department. These regulatory requirements cover many aspects of our operations; they also restrict our ability to acquire or open new schools, to add new or expand existing educational programs, to change our corporate structure or ownership, and to make other substantive changes. If one of our institutions fails to comply with these regulatory requirements, the Department could impose sanctions on that institution, including (depending on the nature of the noncompliance):

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
Given that state education agencies, the Department and our institutions' accrediting agencies, the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges, or WASC, and the Higher Learning Commission of the North Central Association of Colleges and Schools, or HLC, periodically revise their requirements and modify their interpretations of existing requirements, we cannot predict with certainty how all of these regulatory requirements will be applied or whether we will be able to comply with all of the requirements. In the following paragraphs, we have described some of the most significant risks related to our ability and that of our institutions to comply with regulations issued by state education agencies, the Department, WASC and HLC.

The Department's Office of Inspector General conducted a compliance audit of Ashford University and issued a final audit report that contains findings of noncompliance and recommendations for certain administrative remedies.
On January 21, 2011, Ashford University received a final audit report from the Department's Office of Inspector General, or the OIG, regarding the compliance audit commenced in May 2008 and covering the period July 1, 2006 through June 30, 2007. The audit covered Ashford University's administration of Title IV program funds, including compliance with regulations governing institutional and student eligibility, awards and disbursements of Title IV program funds, verification of awards and returns of unearned funds during that period, and its compensation of financial aid and recruiting personnel during the period May 10, 2005 through June 30, 2009.
The final audit report contained audit findings, in each case for the period July 1, 2006 through June 30, 2007 (award year 2006-2007), and related recommendations to the Department's Office of Federal Student Aid, or the FSA. For more information regarding the OIG's final audit report and the findings and recommendations contained therein, see “Regulation-Department Regulation of Title IV Programs-Compliance reviews, audits and reports” in Part I, Item 1 of this report.
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
Our institutions' failure to maintain accreditation would denigrate the value of our institutions’ educational programs and result in a loss of eligibility to participate in Title IV programs.
An institution must be accredited by an accrediting agency recognized by the Department to participate in Title IV programs. Ashford University is accredited by WASC and University of the Rockies is accredited by HLC. Each of WASC and HLC is recognized by the Department as a reliable authority regarding the quality of education and training provided by the institutions it accredits. To remain accredited, our institutions must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. If either of our institutions fails to satisfy any of the standards of their respective accrediting agencies, it could lose its accreditation.
As part of a continuing monitoring process relating to WASC's grant of initial accreditation to Ashford University, the university will host WASC in a special visit in spring 2015. University of the Rockies will host HLC for a comprehensive visit in September 2014.
On July 24, 2012, HLC notified University of the Rockies that it had been identified for further inquiry based on certain non-financial data the institution provided in its 2012 Institutional Annual Report. Under HLC's Institutional Update process, all accredited and candidate institutions are required to provide certain financial and non-financial data to the commission annually; the commission then screens the non-financial data for seven indicator conditions and requests an institutional report from institutions that meet certain of these conditions. The purpose of the screening process is to identify institutions that may be at risk of not meeting certain of HLC's Criteria for Accreditation. HLC has requested that University of the Rockies provide a report to the commission demonstrating the institution's ability to continue meeting the Core Components in light of the conditions at the institution that led to the indicators being identified. This report was provided on August 29, 2012. HLC notified University of the Rockies in 2013 that its staff accepts the institutions' explanatory report and no further action is needed at this time.
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
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. Effective July 1, 2011, the Department established new requirements to determine if an institution is considered to be legally authorized by a state. See “Regulation - State Authorization” in Part I, Item 1 of this report. In connection with its transition to WASC accreditation, Ashford University has designated its San Diego, California facilities as its main campus for Title IV purposes. WASC-accredited institutions operating in California are not required to obtain approval from the State of California, Department of Consumer Affairs, Bureau for Private Postsecondary Education, or BPPE, in order to operate in the state. Under the Department’s state authorization rule, an institution must be approved or licensed on a basis other than accreditation in instances in which it is not established by name as an educational institution by a state through a charter, statute, constitutional provision, or other action issued by an appropriate state agency or entity. On May 21, 2013, the Department published a notice stating that it would provide an extension of the effective date of the state authorization rule until July 1, 2014 to qualifying institutions that obtain from a state an explanation of how the extension of time would permit the state to comply with the regulations. The California Department of Consumer Affairs has issued a letter explaining the need for an extension. It is uncertain how the Department will interpret the state authorization rule or the applicability of the extension of time. The university submitted an Application for Approval to Operate an Accredited Institution to BPPE on September 10, 2013. If the university’s licensing application were denied or subject to undue delay, either event could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
If the application is granted, the university will no longer be exempt from certain laws and regulations applicable to private, post-secondary educational institutions. These laws and regulations entail certain California reporting requirements, including but not limited to, graduation, employment and licensing data, certain changes of ownership and control, faculty and programs, and student refund policies, as well as the triggering of other state and federal student employment data reporting and disclosure requirements. The additional reporting and disclosure could result in material additional costs to comply with regulatory requirements and increased regulatory or political scrutiny of the university.
As a result of changes that have been made, or may be required by the accreditors of our institutions, to our operational relationships with our institutions and to their operations and business models, our historical financial and business results may not necessarily be representative of future results.
In connection with the transition of Ashford University to WASC accreditation and our efforts to structure our operations to meet evolving regulatory expectations, our institutions have made operational changes and launched various new business initiatives, and additional changes may be required. These changes and initiatives included hiring new leadership, implementing smaller class sizes, requiring minimum age-levels for students, implementing the Ashford Promise (an initiative that allows students a full refund for all tuition and fees through the third week of a student's first class), hiring additional full-time faculty, and implementing new program review models. Many of these initiatives result in higher expense to the organization, primarily in the areas of instructional costs and services. In addition, we have made changes in our organizational structure and operational relationships with our academic institutions to ensure their academic independence and satisfaction of accreditation-related requirements. Some of these changes and initiatives have contributed to declines in new student enrollments. Accordingly, our historical results and trends, including enrollments, admissions advisory and marketing expenses and instructional costs and services, may not be indicative of our future results and there can be no assurance that changes to our operational relationship with our institutions or other changes we have made, or may make in the future, will not have an adverse impact on regulatory compliance, satisfaction of accreditation-related standards, or our financial condition, cash flows and results of operations.
The Department of Education is conducting a program review of University of the Rockies, which may result in the repayment of Title IV funds and may lead to fines, penalties, or other sanctions, and damage to the institution's reputation in the industry.
The Department periodically reviews institutions participating in Title IV programs for compliance with applicable standards and regulations. On July 25, 2012, the Department notified University of the Rockies that it had scheduled an on-site program review. This review occurred from August 20, 2012 through August 24, 2012. The review is to assess the institution's administration of Title IV programs and initially covers the 2010-2011 and 2011-2012 award years, but may be expanded if deemed appropriate by the Department. The Department has begun this review and University of the Rockies was provided with the Department's initial Program Review Report and has responded. Following consideration of the response, the FSA will issue a Final Program Review Determination (“FPRD”) letter. If the FPRD were to include significant findings of non-compliance, University of the Rockies could be required, subject to administrative review procedures, to pay a fine, return Title IV funds previously received, or be subjected to other administrative sanctions. While we cannot currently predict the final outcome of the Department review, any such final adverse finding could damage the institution's reputation in the industry and negatively impact enrollment, revenues, financial condition, cash flows and results of operations.
Additional regulations or regulatory scrutiny resulting from negotiated rulemaking by the Department of Education could result in increased compliance costs, fines, sanctions or lawsuits, which could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
The Department held public hearings in May and June 2013 inviting the submission of topics for consideration in a series of rulemaking efforts to achieve a long-term agenda in higher education focused on access, affordability, academic quality and completion. Recent hearings have focused on topics including, but not limited to, cash management of Title IV program funds, state authorization for programs offering distance or correspondence education, gainful employment, credit and clock hour conversions, changes made to the Clery Act by the Violence Against Women Act of 2013 (P.L. 113-4), and the definition of “adverse credit” for PLUS borrowers.
In June 2013, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations that would establish standards for programs that prepare students for gainful employment in a recognized occupation. The committee met for three sessions between September and December 2013, but did not reach consensus on the content of the proposed regulations. On March 14, 2014, the Department published proposed regulations for public comment. See “Regulation - Gainful Employment.”
In January 2014, the Department held the first of three negotiated rulemaking sessions to implement the changes to the Clery Act required by the enactment of the Violence Against Women Act, or VAWA. Two other sessions are scheduled for February 2014 and March-April 2014. While the final regulations will likely not be implemented prior to July 1, 2015, the Department notified institutions in an Electronic Announcement in May 2013 that until the regulations go into effect, it expects institutions to make a good faith effort to comply with the statutory requirements. Among other things, VAWA requires institutions to compile statistics for certain crimes reported to campus security authorities or local police agencies. Under the statute, an institution must include the new required information in its Annual Security Report issued no later than October 1, 2014.
In February 2014, the Department held the first of three negotiation sessions related to various new program integrity initiatives, including the potential reintroduction of the Distance Education Rule (34 C.F.R. § 600.9(c)) that was vacated by a federal court in 2011. The February sessions produced no substantive outcomes, but sessions in March 2014 plan to address the Department’s draft of a proposed regulation on distance education that could materially impact our business.
Additional topics to be considered at March and April sessions are expected to include, but may not be limited to, the following: cash management of Title IV funds, including the use of debit cards and the handling of Title IV credit balances; state authorization for foreign locations; clock to credit hour conversion; the definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program; and the application of the repeat coursework provisions to graduate and undergraduate programs.
We cannot predict the scope and content of the regulations that may emerge from these or other rulemaking activities that the Department initiates. Compliance with additional regulations, or with modifications to existing regulations, and/or regulatory scrutiny that results in the Company's institutions being allegedly out of compliance with these regulations, could result in direct and indirect costs of compliance, fines, liabilities, sanctions or lawsuits, which could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
Action by the U.S. Congress to revise the laws governing Title IV programs or to reduce funding for these programs could negatively impact our business.
The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. In 2008, the Higher Education Act was reauthorized through September 2014. The U.S. Congress may propose and pass revisions to the Higher Education Act between reauthorizations, by using other legislative vehicles such as budget bills and appropriations bills. The U.S. Congress also determines the funding levels for Title IV programs annually through the budget and appropriations process.
Any action by the U.S. Congress that significantly reduces Title IV program funding or the eligibility of our institutions or students to participate in Title IV programs could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our profit margin, which could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
For example, as the federal Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a potential target for reduction as the U.S. Congress addresses unprecedented budget deficits. Under the Pell Grant program, the Department of Education makes grants to undergraduate students who demonstrate financial need. On December 23, 2011, the “Consolidated Appropriations Act, 2012,” among other provisions, eliminated federal student aid eligibility, with some exceptions, for ability-to-benefit students who first enroll on or after July 1, 2013. The same law limited Pell Grant eligibility to 18 semesters or equivalent, a provision that went into effect for all students beginning with the 2012-2013 award year.
Subsidized Stafford loans are also a potential target for reduction. Subsidized Stafford loans are federally guaranteed loans based on financial need. Interest does not accrue on subsidized Stafford loans while a student is in school at least half time, or during any future grace or deferment periods; the federal government pays the interest on such loans during these times. However, under the “Budget Control Act of 2011,” all subsidized Stafford loans were eliminated for graduate and professional students, who are now only eligible for unsubsidized Stafford loans. Further, with the enactment of the “Consolidated Appropriations Act, 2012,” the payment of the interest subsidy to students receiving subsidized Stafford loans during the six-month grace period by the federal government was eliminated from July 1, 2012 through June 30, 2014. In addition, when the law, “Moving Ahead for Progress in the 21st Century Act,” was enacted to extend the 3.4% interest rate for subsidized Stafford loans for loans first disbursed on or after July 1, 2012 through June 30, 2013, another limitation on subsidized Stafford loans was established. For new borrowers on or after July 1, 2013, borrowers will no longer be eligible for subsidized Stafford loans when the borrower reaches 150 percent of the published length of the borrower’s program. Moreover, if the borrower continues enrolling in the program beyond the 150 percent point of the same or a different program, or a shorter program, the borrower will be responsible for any interest that accrues on his or her subsidized Stafford loans.
If in the future, funding is reduced for the Pell Grant program (such as a reduction in the maximum award amount), if fewer students or programs are deemed eligible for the Pell Grant Program or if loan interest subsidies are eliminated for Stafford loans (e.g., eligibility for such loans has been eliminated for graduate students effective July 1, 2012), our institutions might become less affordable for certain students at our institutions, which could negatively impact enrollments, revenue, financial condition, cash flows and results of operations.
Additionally, there has been increased focus by some in the U.S. Congress on the role that for-profit educational institutions play in higher education. In particular, the Health, Education, Labor and Pensions Committee of the U.S. Senate, referred to as the HELP Committee, held a series of hearings regarding the for-profit education sector and Title IV programs, including a March 2011 hearing specifically about us and Ashford University entitled “Bridgepoint Education, Inc.: A Case Study in For-Profit Education and Oversight.” The hearings, and those of other Congressional committees, have focused on various aspects of the for-profit education sector including student debt, recruitment practices, educational quality, student outcomes, the effectiveness of accrediting bodies, and the amount of Title IV funding received by the for-profit education sector.
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
Certain members of Congress have proposed legislation that could have an adverse impact on our institutions. For example, Senators Dick Durbin (D-IL), Jack Reed (D-RI), Elizabeth Warren (D-MA), and Barbara Boxer (D-CA) introduced the “Protect Student Borrowers Act,” which would assess penalties against institutions if their cohort default rate exceeds 15 percent. A bill introduced by the late Senator Frank Lautenberg (D-NJ) and Senator Tom Harkin (D-IA), titled the “Student First Act,” would require Department of Education program reviews of institutions engaging in “risky” behavior, such as serial forbearance and default rate manipulation, spending more than 20 percent of revenue on recruiting and marketing, and deriving more than 85 percent of revenue from federal student aid sources. Senator Kay Hagan (D-NC) introduced the “Protecting Financial Aid for Students and Taxpayers Act,” which would prohibit institutions from using revenues derived from federal educational assistance funds for advertising, marketing, or recruiting. While these bills will not likely pass during this session, they may serve as a basis of discussion during the reauthorization of the Higher Education Act.

We cannot predict what legislation, if any, will emanate from the HELP Committee hearings, the reauthorization of the Higher Education Act, or other Congressional deliberations, or what impact any such legislation might have on the for-profit education sector and our business in particular. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our profit margin, which could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
If WASC or the Higher Learning Commission lose recognition by the Department, our institutions could lose their ability to participate in Title IV programs.
In order to participate in the Title IV programs, an institution must be accredited by an accrediting body recognized by the Department. Both WASC and HLC are recognized by the Department. If the Department ceased to recognize WASC or HLC for any reason, Ashford University and University of the Rockies, respectively, would not be eligible to participate in Title IV programs unless the Department continued to certify the eligibility of the institutions to participate in the Title IV programs. The Department may continue to certify an institution for a period not later than 18 months after the date such recognition ceased. The ineligibility of our institutions to participate in Title IV programs would have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
Our institutions could lose eligibility to participate in Title IV programs or face other sanctions if they derive more than 90% of their respective revenues from these programs.
Under the Higher Education Act, a proprietary institution loses eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues (calculated in accordance with the Higher Education Act) from Title IV programs for two consecutive fiscal years. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single year will be placed on provisional certification and may be subject to other enforcement measures. In the years ended December 31, 2013, 2012 and 2011, Ashford University derived 85.6%, 86.4% and 86.8%, respectively, and University of the Rockies derived 87.6%, 87.3% and 85.0%, respectively, of their respective revenues (calculated in accordance with applicable Department regulations) from Title IV funds.
Recent changes in federal law that increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues we receive from Title IV programs, which could make it more difficult for our institutions to satisfy the 90/10 rule.
Revenue derived from government tuition assistance for military personnel, including veterans, is considered not to be federal student aid for purposes of the 90/10 rule calculation, and accordingly helps our institutions satisfy the 90/10 rule. As of December 31, 2013, approximately 23.6% of our institutions' students were affiliated with the military, some of whom are eligible to receive tuition assistance from the government which they may use to pursue postsecondary degrees. If there were a reduction in funding in government tuition assistance for military personnel, including veterans, if revenue derived from such funding were otherwise to decrease significantly, or if there were changes in the treatment of such funding for purposes of the 90/10 rule calculation, it could be significantly more difficult for our institutions to satisfy the 90/10 rule, which could result in our institutions losing eligibility to participate in Title IV programs.
Congress also could propose and adopt legislation that amends the 90/10 rule in ways that make it more difficult for our institutions to satisfy the 90/10 rule. For example, in late 2011, the “Ensuring Quality Education for Veterans Act,” was introduced, which proposes to treat government tuition assistance for military personnel, including veterans, as federal student aid for purposes of calculations under the 90/10 rule. Similarly, in January 2012, Sen. Richard Durbin introduced the “The Protecting Our Students and Taxpayers Act,” which proposes to have a proprietary institution lose eligibility to participate in Title IV programs if the institution derives more than 85% its revenues (calculated in accordance with applicable Department regulations) from federal funds (including Title IV programs, government tuition assistance for military personnel, including veterans, and other sources of federal funds) for one fiscal year; the bill would also make it harder for institutions to use institutional loans (i.e., loans they make themselves to students) to help satisfy the 90/10 rule. Most recently, on November 6, 2013, Senators Dick Durbin and Tom Harkin re-introduced “The Protecting Students and Taxpayers Act of 2013,” which proposes to have a for-profit institution lose eligibility to participate in Title IV funds if the institution derives more than 85% of its revenues from federal funds, including Title IV programs, revenue from the GI Bill and Department of Defense Tuition Assistance funds. If one or more of these or similar bills were to be enacted and signed into law, it could be significantly more difficult for our institutions to satisfy the 90/10 rule (or, potentially, 85/15 rule), which could result in our institutions losing eligibility to participate in Title IV programs.

Our institutions could lose eligibility to participate in Title IV programs or face other sanctions if they pay incentive compensation to persons or entities involved in certain recruiting, admissions or financial aid awarding activities.
The Higher Education Act prohibits an institution from making any commission, bonus or other incentive payment based directly or indirectly on securing enrollments or financial aid to any persons or entities involved in student recruiting or admissions activities, or in making decisions about the award of student financial assistance. For more information, see “Regulation-Department Regulation of Title IV Programs-Incentive compensation” in Part I, Item 1 of this report. The criteria for compliance with the Department's rules prohibiting incentive compensation are not clear in all circumstances, and the Department will not review or approve compensation plans prior to their implementation.
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
On October 10, 2012, we received a letter from the U.S. Department of Justice, Civil Division, Commercial Litigation Branch, or the Justice Department, informing us that the Justice Department was investigating the compensation of our admissions personnel. In December 2012 and January 2013, we were notified that the Justice Department had declined to intervene in separate qui tam complaints unsealed on December 26, 2012 and January 2, 2013. The qui tam complaints allege, among other things, that our institutions violated the Federal False Claims Act by falsely certifying to the Department that, Ashford University and University of the Rockies, in the case of the qui tam unsealed in 2012, and Ashford University, in the case of the qui tam unsealed in 2013, were in compliance with various regulations regarding the payment of incentive compensation to enrollment personnel in connection with the institutions' participation in student financial aid programs. The qui tam complaint unsealed in December 2012 was voluntarily dismissed on June 12, 2013. The qui tam complaint unsealed in January 2013 is proceeding to discovery.
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
Effective July 1, 2011, the Department eliminated 12 safe harbors which described compensation arrangements not violating the incentive compensation rule, including the payment and adjustment of salaries and bonuses under certain conditions. For more information regarding the elimination of the safe harbors, see “Regulation-Department Regulation of Title IV Programs-Incentive compensation” in Part I, Item 1 of this report. Our institutions modified some of their compensation practices as a result of the elimination of the safe harbors. These changes have affected, and may continue to affect, the ability of our institutions to compensate admissions counselors and other covered employees in a manner that appropriately reflects their relative merit, which in turn (1) has reduced, and may continue to reduce, employee effectiveness and our ability to attract and retain staff with the desired talent and motivation to succeed and (2) has impaired, and may continue to impair, our ability to sustain and grow our business, either of which could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
Our institutions may lose eligibility to participate in Title IV programs if too many students default on their loans.
For each federal fiscal year, the Department calculates a rate of student defaults for each educational institution which is known as a “cohort default rate.” An institution may lose its eligibility to participate in the Direct Loan and Pell programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in the Direct Loan Program if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department. Ashford University's two-year cohort default rates for the 2011, 2010 and 2009 federal fiscal years, were 10.1%, 10.2%, and 15.3%, respectively. The two-year cohort default rates for University of the Rockies for the 2011, 2010 and 2009 federal fiscal years, were 4.8%, 4.0% and 3.3%, respectively. An institution with a cohort default rate that equals or exceeds 25% in any one of the three most recent fiscal years for which rates have been issued by the Department may be placed on provisional certification by the Department.
The August 2008 reauthorization of the Higher Education Act included significant revisions to the requirements concerning cohort default rates. Under the revised law, the period for which students' defaults on their loans are included in the calculation of an institution's cohort default rate was extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change was effective with the calculation of institutions' cohort default rates for the federal fiscal year ending September 30, 2009. The Department will not impose sanctions based on rates calculated under this new methodology until three consecutive years of rates have been calculated, which is expected to occur in September 2014. Until that time, the Department will continue to calculate rates under the old calculation method and impose sanctions, if necessary, based on those rates. The revised law also increases the threshold for ending an institution's participation in the relevant Title IV programs from 25% to 30%, effective for final three-year cohort default rates published on or after the 2012 federal fiscal year. The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the Department has published official three-year cohort default rates. Ashford University's three-year cohort default rates for the 2010 and 2009 federal fiscal years, were 16.3% and 19.8%, respectively. The three-year cohort default rates for University of the Rockies for the 2010 and 2009 federal fiscal years, were 8.0% and 3.3%, respectively.
Loss of eligibility to participate in Title IV programs would have a material adverse effect on enrollment, revenues, financial condition, cash flows and results of operations.
Our institutions may lose eligibility to participate in Title IV programs or face other sanctions if the Department or other federal agencies determine they have misrepresented the nature of educational programs, financial charges or graduate employability.
The Higher Education Act prohibits an institution participating in Title IV programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges or graduate employability. Under the Department's rules, a “misrepresentation” is any false, erroneous or misleading statement an institution, one of its representatives, or any ineligible institution, organization, or person with whom the institution has an agreement to provide educational programs, or marketing, advertising, recruiting, or admissions services makes directly to a student or prospective student or any member of the public, or to an accrediting agency, to a state agency or the Department. The Department's rules define a “substantial misrepresentation” as any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person's detriment. Considering the broad definition of “substantial misrepresentation,” it is possible that, despite our training efforts and compliance programs, our institutions' employees or service providers may make statements that could be construed as substantial misrepresentations. For-profit educational institutions are also subject to the general deceptive practices jurisdiction of the Federal Trade Commission, or the FTC and the Consumer Financial Protection Bureau, or CFPB. The FTC and CFPB are intensifying their regulatory scrutiny of our industry and related vendors, sometimes in coordination with the Department and state Attorneys General. If the Department determines that one of our institutions has engaged in substantial misrepresentation, the Department may attempt to revoke the institution's program participation agreement if the institution is provisionally certified, impose limitations on the institution's participation in Title IV programs if the institution is provisionally certified, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. The loss of eligibility to participate in Title IV programs would have a material adverse effect on enrollment, revenues, financial condition, cash flows and results of operations.
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
An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. For more information, see “Regulation-Department Regulation of Title IV Programs-Return of Title IV funds for students who withdraw” in Part I, Item 1 of this report. Failure to make timely returns of Title IV program funds for 5% or more of students sampled in the institution's annual compliance audit in either of its two most recently completed fiscal years can result in an institution having to post a letter of credit in an amount equal to 25% of its prior year returns of Title IV program funds. If unearned funds are not properly calculated and returned in a timely manner, an institution is also subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV programs.
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
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. For more information, see “Regulation-State authorization” in Part I, Item 1 of this report. Although our institutions have a process for evaluating the compliance of their online educational programs with state requirements regarding distance and correspondence learning, and have experienced no material restrictions on their educational activities to date as a result of such requirements, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. For more information, see “Regulation-State Education Licensure and Regulation” in Part I, Item 1 of this report. Moreover, it is also unclear whether and to what extent state agencies may augment or change their regulations in this area as a result of new Department regulations and increased scrutiny. Any failure to comply with state requirements, or any new or modified regulations, could result in our inability to enroll students or receive Title IV funds for students in those states and could result in restrictions on growth and enrollments.
Ashford University has a campus that is physically located in Iowa. During the time period in which Ashford University was accredited by the Higher Learning Commission, the Iowa College Student Aid Commission, or ICSAC, advised Ashford University that the institution was exempt from a requirement to register with the State of Iowa to offer postsecondary degree programs in Iowa by virtue of its accreditation by the Higher Learning Commission. In anticipation of its transition to WASC accreditation, Ashford University applied for registration with ICSAC. In November 2011, ICSAC determined Ashford University met all requirements to offer postsecondary education in Iowa and approved the institution's registration in Iowa for a four-year period ending November 2015. However, in light of the findings and recommendations contained in the final audit report of the Department's Office of Inspector General, or the OIG, ICSAC stated that it would immediately reconsider the institution's registration for possible revocation if the Department ruled to limit, suspend or terminate the institution's participation in Title IV programs. For more information about the OIG's final audit report, see “Regulation-Department Regulation of Title IV Programs-Compliance reviews, audits and reports” in Part I, Item 1 of this report.
University of the Rockies is located in the State of Colorado and has Full Authorization by the Colorado Commission on Higher Education. Such authorization may be lost or withdrawn if University of the Rockies fails to comply with requirements under Colorado statutes and rules for continued authorization.
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
In June 2011, the Department published final regulations to establish minimal debt measures for determining whether certain postsecondary educational programs lead to gainful employment in recognized occupations, and the conditions under which such programs are eligible for Title IV funding. The debt measures established by these regulations consisted of two debt-to-earnings ratios, based on comparisons of graduate earnings with annual loan payments, and an annual loan repayment rate, based on the rate certain borrowers reduced the outstanding balances on certain Title IV loans.
On June 30, 2012, the U.S. District Court for the District of Columbia nullified most of the gainful employment regulations and returned the regulations to the Department for further action. On July 6, 2012, the Department issued an electronic announcement acknowledging that the Court had vacated the debt measures, that institutions would not be required to comply with related regulations regarding gainful employment reporting requirements and adding new gainful employment educational programs, and that institutions would be required to comply with requirements to disclose certain information about gainful employment educational programs.
In June 2013, the Department announced its intention to establish a negotiated rulemaking committee to prepare new gainful employment regulations that would replace those vacated by the Court. The Department held negotiating rulemaking sessions with the committee beginning in September 2013 and concluding in December 2013. Before each session, the Department distributed draft regulatory language marked as draft for discussion purposes.
The draft regulatory language distributed by the Department to the committee for discussion purposes in December 2013 would require each educational program covered by the rule to achieve threshold rates in three debt measure categories related to an annual debt to annual earnings ratio, an annual debt to discretionary income ratio, and a program cohort default rate. The various formulas are calculated under complex methodologies and definitions outlined in the draft regulatory language and, in some cases, are based on data that may not be readily accessible to institutions. The draft language outlines various scenarios under which programs could lose Title IV eligibility for failure to achieve threshold rates in one or more measures over certain periods of time ranging from two to four years. The draft language also would require an institution to provide warnings to students in programs which may lose Title IV eligibility at the end of an award year, limit its Title IV enrollment in these programs, and submit a letter of credit or set aside funds to provide borrower relief to students in the event the programs become ineligible. The draft regulatory language contains other provisions that, among other things, include disclosure, reporting and new program approval requirements.
On March 14, 2014, the Department published proposed regulations for comment by the public for a sixty day period. The proposed regulatory language released by the Department to the public for comment would cause each educational program covered by the rule to fail if their graduates’ student-loan debt payments exceeded 12% of their incomes and 30% of their discretionary incomes, the same ratios as in the original rule and the draft considered by negotiators in the fall of 2013.  Also unchanged from the 2013 draft, programs whose graduates have debt-to-income ratios of 8% to 12% or debt-to-discretionary-income ratios of 20% to 30% would fall in a “zone”, and the institution would have to warn students that they might become ineligible for aid. Programs that fail both debt-to-income tests twice in any three-year period or are in the zone for four consecutive years would be ineligible for federal student aid. Different from the draft 2013 rule and in response to the 2012 Court ruling, the Department now proposes programmatic cohort default rates rather than loan-repayment rates as an additional test. Programs whose borrower cohort default rates exceed 30% for three consecutive years would be ineligible for federal student aid.
The various formulas are calculated under complex methodologies and definitions outlined in the proposed regulatory language and, in some cases, are based on data that may not be readily accessible to institutions. The proposed language contains other provisions that, among other things, include disclosure, reporting and certification requirements. We cannot predict the ultimate content or effective date of any new regulations that may emerge from this process or the potential impact of such regulations on us or our institutions and have had minimal time to review and analyze the proposed regulation. Any new regulations that reduce or eliminate our students’ access to Title IV federal student aid, that require us to change or eliminate certain programs, or that increase our costs of compliance could have an adverse effect on our business.
The failure of our institutions to demonstrate financial responsibility may result in a loss of eligibility to participate in Title IV programs or require the posting of a letter of credit in order to maintain eligibility to participate in Title IV programs.
To participate in Title IV programs, an eligible institution must, among other things, satisfy specific measures of financial responsibility prescribed by the Department or post a letter of credit in favor of the Department and possibly accept other conditions to the institution's participation in Title IV programs. For more information regarding the Department's financial responsibility requirements, see “Regulation-Department Regulation of Title IV Programs-Financial responsibility” in Part I, Item 1 of this report. If our institutions are found not to have satisfied the Department's financial responsibility requirements, they could be limited in their access to, or lose, Title IV program funding, which could have a material adverse effect on enrollment, revenues, financial condition, cash flows and results of operations.
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
An institution must periodically seek recertification from the Department to continue to participate in Title IV programs and may, in certain circumstances, be subject to review by the Department prior to seeking recertification. The current certification for University of the Rockies is scheduled to expire on June 30, 2016. Ashford University is provisionally certified until September 30, 2016. The Department typically places an institution on provisional certification following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons including but not limited to failure to comply with certain standards of administrative capability or financial responsibility. During the time when an institution is provisionally certified, it may be subject to adverse action with fewer due process rights than those afforded to other institutions and must apply for and receive approval from the Department for expansion or of any substantial change. Substantial change includes, but is not limited to, the establishment of an additional location, an increase in the level of academic offerings, or the addition of any nondegree or short-term training programs.
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
Our plans may include our institutions offering new educational programs, some of which may require regulatory approval. In addition, we or our institutions may increase physical operations in additional states or seek to acquire additional schools. If we or our institutions are unable to obtain the necessary approvals for such new programs, operations or acquisitions from the Department, WASC, HLC or any applicable state education agency or other accrediting agency, or if we or our institutions are unable to obtain such approvals in a timely manner, the ability to consummate such actions and provide Title IV funds to any affected students would be impaired, which could have a material adverse effect on our plans. If we or our institutions were to determine erroneously that any such action did not need approval or have all required approvals, our institutions could be liable for repayment of the Title IV program funds provided to students in that program or at that location.
If regulators do not approve or if they delay their approval of transactions involving a change of control of our company, our ability to participate in Title IV programs may be impaired.
If we or either of our institutions undergoes a change of control under the standards of applicable state education agencies, WASC, HLC or the Department, we must seek the approval of each such regulatory agency. For more information, see “Regulation-Department Regulation of Title IV Programs-Change in ownership resulting in a change of control” in Part I, Item 1 of this report. A failure by us or one of our institutions to reestablish its state authorization, accreditation or Department certification, as applicable, following a change of control could result in a suspension or loss of operating authority or the ability to participate in Title IV programs, which would have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
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
In recent years, Congressional, federal, state and accrediting agency investigations and civil litigation have been commenced against several postsecondary educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and noncompliance with Department regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Although the media, regulatory and legislative focus has been primarily on the allegations made against these specific companies, broader allegations against the overall postsecondary sector may negatively impact public perceptions of postsecondary educational institutions, including Ashford University and University of the Rockies. Such allegations could result in increased scrutiny and regulation by the Department, Congress, accrediting bodies, state legislatures or other governmental authorities on all postsecondary institutions, including ours.
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
Building awareness among potential students of Ashford University and University of the Rockies and the programs they offer is critical to their ability to attract prospective students. It is also critical to our success that these prospective students are converted to enrolled students in a cost-effective manner and that these enrolled students remain active in our institutions' programs. Some of the factors that could prevent the successful recruiting and retention of students in their programs include:

•	the emergence of more and better competitors;

•	factors related to our marketing efforts, including the costs of Internet advertising and broad-based branding campaigns;

•	performance problems with our online systems;

•	our institutions' failure to maintain accreditation, state licensure and eligibility for Title IV programs;

•	student dissatisfaction with our institutions' services and programs;

•	a decrease in the perceived or actual economic benefits that students derive from our institutions' programs or programs provided by private sector postsecondary education companies generally;

•	adverse publicity regarding us or online or private sector postsecondary education generally;

•	price reductions by competitors that we are unwilling or unable to match; and

•	a decline in the acceptance of online education or education provided by private sector postsecondary education companies.
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

Our bad debt expense as a percentage of revenues is high relative to our competitors. If we are unable to remedy the underlying causes, our bad debt expense could increase, which could have a material adverse effect on our financial condition, cash flows and results of operations.
Our bad debt expense is high relative to our competitors and has increased from 7.6% of revenues for the year ended December 31, 2012 to 9.4% for the year ended December 31, 2013. We believe our bad debt expense is primarily driven by operational policies, timing of financial aid processing and collection management. If we are unable to make appropriate changes, or if our changes are not as effective as anticipated, our bad debt expense could increase, which could have a material adverse effect on our financial condition, cash flows and results of operations.
Our growth may place a strain on our resources.
We experienced significant growth from the time of our initial public offering through 2012. Such historical growth, as well as any further growth that we may experience, may place a significant strain on our resources. Such growth increased demands on our management information and reporting systems, data analytics, and financial management controls. If we are unable to maintain appropriate internal controls, we may experience operating inefficiencies that could increase our costs. Additionally, if we and our institutions fail to hire and retain appropriate levels of personnel in critical areas, we could experience increased student complaints, delays in completing critical business projects, system down-time for both internal and student-facing applications, and potential regulatory noncompliance, any of which could materially and adversely affect our business and prospects.
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
Our institutions have engaged Xerox Business Services, LLC, or XBS, formerly called Affiliated Computer Services, Inc., to provide call center and transactional processing services for their online financial aid student populations, including services related to disbursement eligibility review and Title IV fund returns. Although our institutions monitor the work done by XBS for quality assurance and compliance with Department regulations, our institutions are ultimately responsible for any errors, delays or instances of regulatory noncompliance which may be made by XBS, some of which could potentially affect the eligibility of our institutions to participate in Title IV programs. Additionally, if XBS ceases to operate or is unwilling or unable to work with our institutions, or if the engagement with XBS is otherwise terminated, our institutions would be required either to handle financial aid processing services using their own resources or to engage another third party vendor, which transition could be economically disadvantageous, present a distraction to management and applicable business units, and increase the risk of errors and regulatory noncompliance during the transition period, any of which could negatively impact our business.
Our institutions rely on a third-party vendor to provide the online learning platform for students and related support and hosting.
We have a license agreement with Pearson eCollege, or eCollege, pursuant to which we agreed to license from eCollege an online learning platform for students at our institutions. The eCollege platform is an online learning management system which provides for the storage, management and delivery of course content. This platform also includes collaborative spaces for student communication and participation with other students and faculty as well as grade and attendance management for faculty and assessment capabilities to assist us in maintaining quality. Our institutions rely on eCollege for administrative support and hosting of the applicable systems. If eCollege ceases to operate or is or is unwilling or unable to work with our institutions, or if the license agreement with eCollege and related agreements were otherwise to be terminated, the online learning platform for students at our institutions and related administrative support and hosting could be interrupted or become unavailable, any of which could have a material and adverse effect on our business.

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
Our spending is based, in significant part, on our estimates of future revenue and is largely fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall in revenues in relation to our expectations would have an immediate and material adverse effect on our profitability. In addition, we anticipate increasing operating expenses to expand program offerings and marketing initiatives. Any such expansion could cause material losses to the extent we do not generate additional revenues sufficient to cover those expenses.
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
We may not be able to compete successfully against current or future competitors and may face competitive pressures that could adversely affect our business. We may be required to reduce our tuition or increase marketing spending in order to retain or to attract students or to pursue new market opportunities. We may also face increased competition in maintaining and developing new marketing relationships with corporations, particularly as corporations become more selective as to which online universities they will encourage their employees to attend and from which they will hire prospective employees.
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
If we are unable to hire and to continue to develop new and existing employees responsible for student recruitment, the effectiveness of our student admissions efforts would be adversely affected.
We intend to (i) hire, develop and train additional employees responsible for student admissions and (ii) retain and continue to develop and train our current student admissions personnel. Our ability to develop and maintain a strong student admissions function may be affected by a number of factors, including our ability to integrate and motivate our admissions counselors, our ability to effectively train our admissions counselors, the length of time it takes those new counselors to become productive, regulatory restrictions on the method of compensating admissions counselors and the competition in hiring and retaining them.
Enrollment and revenues could decrease if government tuition assistance offered to military personnel is suspended, or if such assistance is reduced or eliminated, if scholarships which we offer to military personnel are reduced or eliminated or if our relationships with military bases deteriorate.
As of December 31, 2013, approximately 23.6% of our institutions' students were affiliated with the military, some of whom are eligible to receive tuition assistance from the government, which they may use to pursue postsecondary degrees. From October 1, 2013 until October 16, 2013, the U.S. federal government entered into shutdown resulting in the suspension of military tuition assistance. In response, Ashford University implemented a Military Tuition Assistance Grant that covered the equivalent of tuition assistance payments for impacted students starting courses during that period. Although governmental tuition assistance programs were resumed following the shutdown, if such programs are again suspended or otherwise reduced or eliminated, or if our relationship with any military base deteriorates, enrollment could suffer, which could have a material adverse effect on our financial condition, cash flows and results of operations. Reductions in tuition assistance could also negatively affect our compliance with the 90/10 rule. See the risk factor entitled, “Our institutions could lose eligibility to participate in Title IV programs or face other sanctions if they derive more than 90% of their respective revenues from these programs” above. Additionally, if in response to future reductions or suspensions in military tuition assistance, we determine to reinstitute our Military Tuition Assistance Grant or a similar program, our per student revenue from military affiliated personnel would decline.
We also provide scholarships to students who are affiliated with the military. If we reduce or eliminate our scholarships, enrollment by military personnel may suffer. Conversely, if we increase our scholarships, our per student revenue from military affiliated personnel will decline.
A decline in the overall growth of enrollment in postsecondary institutions, or in the number of students seeking degrees online or in our core disciplines, could cause us to experience a further decline in enrollment at our schools.
We have experienced overall growth in institutional enrollments and revenues since we acquired Ashford University in 2005. However, enrollment at our institutions declined to 63,624 at December 31, 2013 as compared to 81,810 at December 31, 2012. Additionally, the growth rate of our revenues has declined in recent periods and may continue to decline in the future. In order to maintain the current growth rate of our revenues and increase enrollment at our institutions, our institutions will need to attract and retain a larger percentage of students in existing markets and expand their markets by creating new academic programs. In addition, if job growth in the fields related to their core disciplines is weaker than expected, fewer students may seek the types of degrees that our institutions offer.
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
We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements with third parties to protect our proprietary rights. We have trademark and service mark registrations and pending applications in the United States and select foreign jurisdictions. We also own the domain name rights for our institutions, as well as other words and phrases important to our business. Additionally, we have applied for patent protection for certain technology developed by us; and registered copyrights for exemplary business course materials. Nonetheless, as new challenges arise in protecting these proprietary rights online, we cannot assure you that these measures will be adequate to protect our proprietary rights, that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States or select foreign jurisdictions or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our technology, curricula, and online resource material, among others. Our management's attention may be diverted by these attempts, and we may need to use funds in litigation to prevent the potential for all occurrences and protect our proprietary rights against any infringement or violation.
We may also encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. In certain instances, we may not have obtained sufficient rights in the content of a course. Third parties may raise a claim against us alleging an infringement or violation of the intellectual property of that third party. Some third party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid those intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant, or our institutions may be required to alter the content of their classes to be non-infringing.
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
On April 13, 2012, we entered into a $50 million revolving line of credit, or the Facility, pursuant to an Amended and Restated Revolving Credit Agreement, or the Revolving Credit Agreement, with the lenders signatory thereto and Comerica Bank, as administrative agent for the lenders. At our option, we may increase the size of the Facility up to $100 million (in certain minimum increments), subject to the terms and conditions of the Revolving Credit Agreement. Additionally, we may request swing-line advances under the Facility up to $3 million in the aggregate.
To secure our obligations under the Credit Agreement (and related documents), we granted Comerica Bank a first priority security interest in substantially all of our assets, including our real property. If an event of default occurs or if we otherwise fail to comply with any of the negative or affirmative covenants of the Credit Agreement (and related documents), including the failure of either of our institutions to maintain Title IV eligibility, Comerica Bank may declare all of the obligations and indebtedness under the Credit Agreement (and related documents) due and payable.
For more information about the Credit Agreement and related documents, see Note 11, “Credit Facilities,” to our annual consolidated financial statements, which are included elsewhere in this report. In such a scenario, we may lose our right, title and interest in the property that secures such obligations and indebtedness.
We may require additional financing in the future and if such financing is not available on terms acceptable to us, it could adversely affect our ability to grow.
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
If we fail to effectively identify, pursue and consummate acquisitions, either in the U.S. or outside of the U.S., our ability to grow could be impacted and our profitability may be adversely affected.
Acquisitions are one component of our overall long-term growth strategy. From time to time, we engage in evaluations of, and discussions with, possible domestic and international acquisition candidates. We may not be able to identify suitable acquisition opportunities, complete acquisitions on favorable terms, or successfully integrate or profitably operate acquired institutions or businesses. If we use debt to finance future acquisitions or issue securities in connection with future acquisitions, such actions could dilute the holdings of our stockholders.
An acquisition related to an institution or other educational business often requires one or multiple regulatory approvals. If we are unable to obtain approvals, or receive them on unfavorable terms, our ability to consummate transactions may be impaired or we may be unable to operate the acquired entity in a manner that it to our favor.
 We may acquire in international markets in the future. There may be difficulties and complexities (regulatory or otherwise) associated with our expansion into international markets, and our strategies may not succeed beyond our current markets. If we do not effectively address these risks, our ability to grow and compete may be impaired.
If we are not able to integrate or grow acquired institutions or businesses, our business could be harmed.
Integrating acquired operations into our business involves significant risks and uncertainties, including:

•	inability to maintain uniform standards, controls, policies and procedures;

•	distraction of management's attention from normal business operations during the integration process;

•	inability to attract and/or retain management talent to operate the acquired entity;

•	inability to obtain, or delay in obtaining, regulatory or other approvals necessary to operate the business;

•	inability to correctly estimate the size of a target market or accurately assess market dynamics;

•	expenses associated with the integration efforts; and

•	unidentified issues not discovered in our due diligence process, including legal contingencies.
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
Both Ashford University and University of the Rockies have institutional loan programs for their online student population. At December 31, 2013, there was $12.8 million of net outstanding institutional loans combined. Under these programs, our institutions loan money directly to eligible and qualifying students. If students participating in these programs fail to repay their loans timely, it could have a negative impact on our financial condition, cash flows and results of operations.

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
Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common stock has fluctuated significantly in the past, and there is no assurance it will not continue to fluctuate significantly for a variety of different reasons, including, without limitation:

•	developments regarding the accreditation or state licensing of our academic institutions, particularly Ashford University;

•	our quarterly or annual earnings or those of other companies in our industry;

•	public reaction to our press releases, corporate communications and SEC filings;

•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of other companies in our industry;

•	seasonal variations in our student enrollment;

•	new laws or regulations or new interpretations of laws or regulations applicable to our industry or business;

•	negative publicity, including government hearings and other public lawmaker or regulator criticism, regarding our industry or business;

•	changes in enrollment;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	litigation involving our company or investigations or audits by regulators into the operations of our company or our competitors;

•	sales of common stock by our directors, executive officers and significant stockholders; and

•	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events.
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
If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. At December 31, 2013, 44.8 million shares of our common stock were outstanding.
In July 2011, we filed a registration statement on Form S-3 with the SEC to register the resale of 34.6 million shares of our common stock held by our majority stockholder, Warburg Pincus Private Equity VIII, L.P., or Warburg Pincus. Under the registration statement, which the SEC has declared effective, Warburg Pincus, and its permitted transferees or other successors-in-interest, may offer the shares, of which Warburg Pincus continues to hold 27.7 million shares, from time to time through public or private transactions at prevailing market prices, at prices related to prevailing market prices or at privately negotiated prices. If these remaining shares held by Warburg Pincus are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.
In addition, as of December 31, 2013, there were 5.5 million shares underlying outstanding options and 1.1 million shares underlying restricted stock units. All shares subject to outstanding options are eligible for sale in the public market to the extent permitted by the provisions of various option agreements and Rule 144 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
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
As of December 31, 2013, Warburg Pincus beneficially owned 61.9% of our outstanding common stock. Accordingly, Warburg Pincus may exercise significant influence over the election of our directors, amendments to our certificate of incorporation and bylaws and other actions requiring the vote or consent of our stockholders, including mergers, going private transactions and other extraordinary transactions. The ownership position of Warburg Pincus may have the effect of delaying, deterring or preventing a change of control or a change in the composition of our board of directors.
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
Subject to NYSE rules, our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of capital stock. At December 31, 2013, 300.0 million shares of common stock were authorized for issuance under our certificate of incorporation, 44.8 million shares of which were outstanding. At December 31, 2013, 20.0 million shares of preferred stock were authorized for issuance under our certificate of incorporation, no shares of which were outstanding. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, likely would result in your interest in us being subject to the prior rights of holders of that preferred stock.
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
We also lease property in California, Colorado, Iowa, Pennsylvania and Washington D.C. for campus operations, corporate functions, enrollment services and student support services. Below is a table summarizing our leased properties:

Number of Buildings	Location	Total Square Footage	Lease Expiration	Primary Use
5	San Diego, CA	625,000	2017-2020	Enrollment services, student support services and corporate functions
2	Denver, CO	260,000	2021-2023	Enrollment services, student support services and corporate functions
2	Colorado Springs, CO	34,000	2015	Campus operations
2	Clinton, IA	37,000	2016	Campus operations, enrollment services and student support services
1	Philadelphia, PA	3,000	2015	Corporate functions
1	Washington, D.C.	2,000	2014	Corporate functions
As security for the performance of our obligations under the loan documents in connection with our $50 million revolving line of credit with Comerica Bank, we granted the lenders a first priority security interest in substantially all of the Company's assets, including its real property, having a book value of $7.1 million as of December 31, 2013. For more information regarding this line of credit, see Note 11, “Credit Facilities,” to our annual consolidated financial statements, which are included elsewhere in this report.
Our facilities are utilized consistent with management's expectations and we believe such facilities are suitable and adequate for current requirements, and that additional space can be obtained on commercially reasonable terms to meet future requirements.
Item 3. Legal Proceedings.
Refer to Note 20, “Commitments and Contingencies,” to our annual consolidated financial statements included in Part II, Item 8 of this report, for legal proceedings, which note is incorporated by reference into this Item 3 of Part I.
Item 4. Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities.
Market Information
Our common stock is listed on the NYSE under the symbol “BPI.” The following table sets forth, for each full quarterly period in 2013 and 2012, the high and low sale prices of our common stock as reported on the NYSE.

	High ($)	Low ($)
2012
First Quarter	27.26	20.31
Second Quarter	25.56	17.87
Third Quarter	22.19	8.11
Fourth Quarter	11.44	8.51
2013
First Quarter	11.38	9.51
Second Quarter	13.32	9.62
Third Quarter	18.13	11.89
Fourth Quarter	20.33	15.64
Holders of Record
As of March 10, 2014, the closing sales price of our common stock on the NYSE was $19.01 per share and there were 18 holders of record of our common stock, including the Depository Trust Company, which holds shares on behalf of an indeterminate number of beneficial owners.
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
In connection with our $50 million revolving credit agreement with the lenders signatory thereto and Comerica Bank, as administrative agent for the lenders, we are not permitted to make dividend payments, stock redemptions, permitted acquisitions and other specified cash expenditures exceeding an aggregate of $300 million during the term of the agreement. For more information regarding this line of credit, see Note 11, “Credit Facilities,” to our annual consolidated financial statements, which are included elsewhere in this report.
Recent Sales of Unregistered Securities
On November 8, 2013, we issued 666 shares of common stock to an investor upon the exercise of a warrant to purchase common stock at an exercise price of $1.125 per share for total proceeds to us of $749.25. The shares were offered and sold in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. An appropriate restrictive legend was placed on the stock certificate.
On November 13, 2013, we issued 11,111 shares of common stock to an investor upon the exercise of a warrant to purchase common stock at an exercise price of $1.125 per share for total proceeds to us of $12,499.88. The shares were offered and sold in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. An appropriate restrictive legend was placed on the stock certificate.
On November 14, 2013, we issued 1,111 shares of common stock to an investor upon the exercise of a warrant to purchase common stock at an exercise price of $1.125 per share for total proceeds to us of $1,249.88. The shares were offered and sold in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. An appropriate restrictive legend was placed on the stock certificate.
On November 26, 2013, we issued 666 shares of common stock to an investor upon the exercise of a warrant to purchase common stock at an exercise price of $1.125 per share for total proceeds to us of $749.25. The shares were offered and sold in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. An appropriate restrictive legend was placed on the stock certificate.
Purchases of Equity Securities
For information regarding our tender offer authorized by a special committee of our board of directors, see Note 16, “Stock Repurchase Programs,” to our annual consolidated financial statements, which are included elsewhere in this report. Other than as set forth in the table and discussed in footnote 1 below, we repurchased no common stock during the fourth quarter of 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Be Purchased Under the Plans or Programs
October 1, 2013 through October 31, 2013	—	—	—	—
November 1, 2013 through November 30, 2013	—	—	—	—
December 1, 2013 through December 31, 2013	10,249,766	$19.50	—	—
Total	10,249,766	$19.50	—	—
(1) In December 2013, we repurchased 10,249,766 shares of our common stock, including all “odd lots” properly tendered, shares tendered through the conditional exercise of options and shares tendered by Warburg Pincus Private Equity VIII, L.P. and its affiliates, the Company’s major stockholder, at a purchase price of $19.50 per share, for a total cost of approximately $199.9 million. Shares tendered through the conditional exercise of options represented 173,409 of the number of shares accepted for purchase. Our board of directors created and empowered a special committee to review and decide upon, with the assistance of management, alternatives for using the Company’s available financial resources. The special committee, consisting of independent directors Dale Crandall, Marye Anne Fox and Robert Hartman, considered the Company’s existing and anticipated capital structure and financial position, including the Company’s outstanding common stock, financial ratios, the market price of its common stock and the Company’s operations, strategy and expectations for the future. The tender offer was approved by the special committee of our board of directors.

Performance Graph
The following graph compares the cumulative total return provided to stockholders on Bridgepoint Education Inc.'s common stock relative to the cumulative total returns of the Russell 3000 Index, and a customized peer group of four postsecondary education companies that includes: American Public Education, Inc., Capella Education Company, Grand Canyon Education, Inc. and Strayer Education, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and in the index, on April 15, 2009 (the date our stock began trading on the NYSE), and the investment's relative performance is tracked through December 31, 2013.

*
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Bridgepoint Education, Inc. under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. Selected Consolidated Financial Data.
The following selected consolidated financial and other data should be read in conjunction with Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements, which are included elsewhere in this report. The consolidated statement of income data, consolidated balance sheet data, and consolidated other data set forth below as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods; the risk factors set forth in Part I, Item 1A, “Risk Factors,” of this report also discuss material uncertainties that could cause the data reflected below not to be indicative of our future financial condition or results of operations. We declared no cash dividends during the periods presented.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Revenue	$768,623	$968,171	$933,349	$713,233	$454,324
Operating income(1)	60,443	195,464	273,747	216,421	81,730
Net income	41,010	123,421	172,764	127,580	47,105
Accretion of preferred dividends(2)	—	—	—	—	(645)
Net income available to common stockholders	41,010	123,421	172,764	127,580	46,460
Earnings per common share:
Basic	$0.76	$2.33	$3.30	$2.37	$0.85
Diluted	0.74	2.21	3.02	2.14	0.74

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$356,435	$514,670	$407,207	$299,129	$170,550
Total assets	573,979	750,787	613,636	471,225	295,231
Total indebtedness (including short-term indebtedness)	—	—	—	—	635
Total stockholders' equity	348,039	491,570	353,648	238,241	134,609

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except enrollment data)
Consolidated Other Data:
Cash flows provided by (used in):
Operating activities	$75,538	$143,185	$220,808	$189,949	$131,727
Investing activities	115,196	(23,009)	(208,048)	(94,472)	(70,030)
Financing activities	(197,227)	1,868	(67,357)	(32,521)	7,382
Period-end enrollment (unaudited)(3):
Online	62,668	80,791	85,527	77,033	53,048
Campus-based	956	1,019	1,115	859	640
Total	63,624	81,810	86,642	77,892	53,688

(1)
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
Overview
We are a provider of postsecondary education services. Our academic institutions, Ashford University and University of the Rockies, offer associate's, bachelor's, master's and doctoral programs online as well as at their traditional campuses located in Iowa and Colorado, respectively. As of December 31, 2013, our institutions offered approximately 1,570 courses, 80 degree programs and 145 specializations. We are also focused on developing innovative new technologies to improve the way students learn, such as the mobile learning platforms for our institutions, Constellation, Thuze and Waypoint Outcomes. For more information on our business, see “Business-Overview” in Part I, Item 1 of this report.
Key operating data
In evaluating our operating performance, our management focuses in large part on (i) revenue, (ii) operating income and (iii) period-end enrollment at our academic institutions (online and campus-based). The following table, which you should read in conjunction with our annual consolidated financial statements, contained elsewhere in this report, presents our key operating data for the years ended December 31, 2013, 2012 and 2011 (in thousands, except for enrollment data):

	Year Ended December 31,
	2013	2012	2011
Consolidated Statement of Income Data:
Revenue	$768,623	$968,171	$933,349
Operating Income	60,443	195,464	273,747
Consolidated Other Data:
Period-end enrollment (unaudited)(1)
Online	62,668	80,791	85,527
Campus-based	956	1,019	1,115
Total	63,624	81,810	86,642

(1)
We define enrollments as the number of active students on the last day of the financial reporting period. A student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or has provided us with notice of withdrawal.

Key enrollment trends
Since our acquisition of Ashford University in March 2005, we have experienced overall growth in enrollments, revenue and operating income. However, in 2013, enrollment at our institutions declined to 63,624 at December 31, 2013 as compared to 81,810 at December 31, 2012, representing a decrease of 22.2%.
The following table presents new student enrollments for each quarter in 2013, with comparisons to the same periods in 2012:

	Q1	Q2	Q3	Q4	Total
Current period	13,300	10,600	12,500	10,200	46,600
Prior year period	24,275	19,300	20,500	9,260	73,335
Percentage change	(45.2)%	(45.1)%	(39.0)%	10.2%	(36.5)%
In recent quarters, we have generally experienced a decline in new student enrollments. We believe a primary driver for the recent decline is lower productivity levels of our admissions counselors and student inquiry coordinators, as a result of our various operational changes and business initiatives. We believe that the new student enrollment has been negatively impacted by the student quality and preparedness initiatives we added during fiscal year 2013. Lastly, we believe that the negative media scrutiny of the private sector postsecondary education industry in general has had a negative impact on new enrollments.

Trends and uncertainties regarding revenue and continuing operations
Ashford University made changes to its operations and business initiatives as part of its reapplication for initial accreditation from WASC. These initiatives included hiring new leadership, implementing smaller class sizes, expanding minimum age-levels for students, implementing the Ashford Promise (an initiative that allows online students a full refund for all tuition and fees through the third week of a student's first class), hiring additional full-time faculty, and implementing new program review models. Many of these initiatives have resulted in higher expense to the organization, primarily in the areas of instructional costs and services, as well as contributed to the recent decline in new enrollment and resulting decline in revenue.
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
Liquidity and capital resources and anticipated capital expenditures
We financed our operating activities and capital expenditures during 2013 and 2012 primarily through cash provided by operating activities. At December 31, 2013, we had cash, cash equivalents and investments totaling $356.4 million and no long-term debt. Based on our current level of operations, we believe that our cash flows from operating activities, our cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. For the year ending December 31, 2014, we expect capital expenditures to be approximately $20.0 million.
We also repurchased stock under our authorized stock repurchase programs. For more information about stock repurchases, see “Liquidity and Capital Resources - Stock Repurchase Programs” below.
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
Costs and expenses
Effective in 2012, we made changes in the presentation of our operating expenses and have reclassified prior periods to conform to that new presentation. Management determined that these changes would better reflect industry practices and would provide more meaningful information as well as increased transparency to our operations. We believe that the reclassification better represents the operational changes and the business initiatives that have been implemented. These reclassifications had no effect on previously reported total operating expenses or retained earnings. The following is a description of the nature of the costs included in each of our current expense categories.
Instructional costs and services. Instructional costs and services consist primarily of costs related to the administration and delivery of our institutions' educational programs. This expense category includes compensation for campus-based faculty and administrative personnel, costs associated with online faculty, curriculum and new program development costs, financial aid processing costs, technology license costs, bad debt expense and costs associated with other support groups that provide services directly to the students. Instructional costs and services also include an allocation of information technology, facility, depreciation and amortization costs.
Admissions advisory and marketing. Admissions advisory and marketing costs include compensation of personnel engaged in marketing and recruitment, as well as costs associated with purchasing leads and producing marketing materials. Our admissions advisory and marketing expenses are generally affected by the cost of advertising media and leads, the efficiency of our marketing and recruiting efforts, salaries and benefits for our enrollment personnel and expenditures on advertising initiatives for new and existing academic programs. Advertising costs, consisting primarily of marketing leads, are expensed as incurred or the first time the advertising takes place, depending on the type of advertising activity. Admissions advisory and marketing costs also include an allocation of information technology, facility, depreciation and amortization costs.
General and administrative. General and administrative expenses include compensation of employees engaged in corporate management, finance, human resources, compliance and other corporate functions. General and administrative expenses also include professional services fees, travel and entertainment expenses and an allocation of information technology, facility, depreciation and amortization costs.
Factors Affecting Comparability
We believe the following factors have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:
Stock repurchase programs
See “Liquidity and Capital Resources - Stock Repurchase Programs” below.
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
We also record revenue from technology fees that are one-time start up fees charged to each new online student, other than military, scholarship students or certain corporate reimbursement students. Technology fee revenue is recognized ratably over the average expected enrollment of a student. The average expected enrollment of the student is estimated each quarter based upon historical duration of attendance and qualitative factors as deemed necessary. Effective January 1, 2013, Ashford University eliminated the one-time technology fee and replaced it with a per course charge. The per course technology fee revenue is recognized on a straight-line basis over the applicable period of instruction.
Allowance for doubtful accounts
Accounts receivable consists of student accounts receivable, which represent amounts due for tuition, course digital materials, technology fees and other fees from currently enrolled and former students. Students generally fund their education through grants and/or loans under various Title IV programs, tuition assistance from military and corporate employers or personal funds. Payments are due on the respective course start date and are considered past due subsequent to the respective course start date. An account is considered delinquent 120 days subsequent to the course start date.
Accounts receivable are stated at the amount management expects to collect from outstanding balances. For accounts receivable, an allowance for doubtful accounts is estimated by management and is principally based on historical collection experience as well as (i) an assessment of individual accounts receivable over a specific aging and amount, (ii) consideration of the nature of the receivable accounts and (iii) potential changes in the business or economic environment. The provision for bad debts is recorded within the instructional costs and services line in the consolidated statements of income. We charge off uncollectable accounts receivable when the student account is deemed uncollectable by internal collection efforts or by a third party collection agency.
Loan loss reserves
Student loans receivable consist of loans to qualified students and have a repayment period of 10 years from the date of graduation or withdrawal from the Company's institutions. The interest rate charged on student loans is a fixed rate of either 4.5% or 0.0% depending upon the repayment plan selected. If the student selects the rate of 0.0%, the student must pay $50 per month on the loan while enrolled in school and during the six months of grace period (after graduation or withdrawal) before the repayment period begins. On the 0.0% student loans, we impute interest using the rate that would be used in a market transaction with similar terms. Interest income on student loans is recognized using the effective interest method and is recorded within other income in the consolidated statements of income.
Student loans receivable are stated at the amount management expects to collect from outstanding balances. For tuition related student loan receivables, we estimate an allowance for doubtful accounts, similar to that of accounts receivable, based on (i) an assessment of individual loans receivable over a specific aging and amount, (ii) consideration of the nature of the receivable accounts, (iii) potential changes in the business or economic environment and (iv) related FICO scores and other industry metrics. The related provision for bad debts is recorded within the instructional costs and services line in the consolidated statements of income.
For non-tuition related student loans, we utilize an impairment methodology. Under this methodology, management determines whether a loan would be impaired if we will be unable to collect all amounts due in accordance with the contractual terms of the individual loan agreement. This assessment is based on an analysis of several factors including aging history and delinquency trending, the risk characteristics and loan performance of the specific loans, as well as current economic conditions and industry trends. Credit quality is assessed at the outset of a loan, based upon FICO score during the loan application process. We consider loans to be impaired when they reach a delinquency status that requires specialized collection efforts. We define delinquency for loans as being for students who are no longer active, having amounts that are past due and having the last activity more than 120 days old. We record a loss reserve for the full book value of the impaired loans. The loan loss reserve is maintained at a level deemed adequate by management based on a periodic analysis of the individual loans and is recorded within the instructional costs and services line in the consolidated statements of income.
Impairments of intangible assets
We test indefinite-lived intangible assets for impairment annually, in the fourth quarter of each fiscal year, or more frequently if events and circumstances warrant. To evaluate the impairment of the indefinite-lived intangible assets, we assessed the fair value of the assets to determine whether they were in excess of the carrying values. Determining the fair value of indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions are inherently uncertain, and can include such items as growth rates used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, as well as determination of appropriate market comparables. Our assessment of indefinite-lived intangible assets during the fourth quarter of fiscal 2013 did not result in any impairment. There have been no impairment losses recognized by us for any periods presented.
We have definite-lived intangible assets, which primarily consist of purchased intangibles and capitalized curriculum development costs. The definite-lived intangible assets are recognized at cost less accumulated amortization. Amortization is computed using the straight-line method based on estimated useful lives of the related assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We estimate that the useful life of the capitalized curriculum development costs is three years and that the useful life of the purchased intangibles is the life of the related contract.
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
We do not have enough historical data on the volatility of our stock to use as a direct assumption in the Black-Scholes option pricing model. As such, we supplement our own stock volatility data with historical volatility data of comparable public companies, which we refer to as guideline companies, in order to calculate a volatility estimate for the number of years commensurate with our expected term assumption. In evaluating the comparability of the guideline companies, we consider factors such as industry, stage of life cycle, size and financial leverage. Options awarded under our equity incentive plans have an exercise price that equals or exceeds the closing price of our common stock on the date of grant.
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

Results of Operations
The following table sets forth our consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Instructional cost and services	51.5%	37.5%	32.6%
Admissions advisory and marketing	30.6%	35.0%	31.9%
General and administrative	10.0%	7.2%	6.2%
Total costs and expenses	92.1%	79.7%	70.7%
Operating income	7.9%	20.3%	29.3%
Other income, net	0.4%	0.3%	0.3%
Income before income taxes	8.3%	20.6%	29.6%
Income tax expense	3.0%	7.9%	11.1%
Net income	5.3%	12.7%	18.5%
Year Ended December 31, 2013, Compared to Year Ended December 31, 2012
Revenue. Our revenue for 2013 was $768.6 million, a decrease of $199.5 million, or 20.6%, as compared to $968.2 million for 2012. The decrease between periods was primarily due to the decrease in average weekly enrollment between fiscal year 2012 and fiscal year 2013. Ending student enrollment at our academic institutions decreased 22.2%, from 81,810 to 63,624 as of December 31, 2012 and 2013, respectively. The average enrollment during fiscal year 2013 decreased to 72,500 from 90,838, or by 20.2% over the same period in the prior year, which resulted in an decrease in tuition revenue of approximately $161.7 million. Additionally, revenue generated from Constellation was $20.8 million in 2013, compared to $22.4 million in 2012, which resulted in a decrease in revenue of approximately $1.6 million. The decrease in revenue was partially offset by the 2.75% tuition increase effective April 1, 2013, which resulted in an increase in revenue of approximately $20.9 million. The overall decrease in revenue was also impacted by a decrease in technology fees of $44.9 million and a decrease in institutional scholarships of $9.7 million. We provided institutional scholarships of $114.7 million in 2013, compared to $124.4 million in 2012. We earned technology fees of $15.7 million in 2013, compared to $60.6 million in 2012. The decline of $44.9 million in technology fees between periods is primarily due to the decline in new student enrollments as well as the change in technology fee structure for Ashford University. Effective January 1, 2013, Ashford University eliminated the one-time technology fee of $1,290 it charged online students, and replaced it with a $50 per course charge.
Instructional costs and services. Our instructional costs and services for 2013 were $395.9 million, an increase of $31.9 million, or 8.8%, as compared to $364.0 million for 2012. In the second half of 2012, the Company began to increase its instructional costs and services costs in direct response to WASC accreditation efforts. These additional costs and services included hiring new leadership, implementing smaller class sizes, hiring additional full-time faculty and implementing new program review models. The Company continued these efforts and related changes to the cost structure throughout 2013. These increases were partially offset by decreases in enrollment. Student enrollment at our academic institutions decreased by 22.2% from 81,810 to 63,624 as of December 31, 2012 and 2013, respectively. The average weekly enrollment during fiscal year 2013 also decreased to 72,500 from 90,838, or by 20.2%, over the same period in the prior year. Specific increases between periods include increases in corporate support services of $20.7 million, direct compensation in the areas of academic management, financial aid support and student services of $17.6 million (including $4.8 million of severance charges from the second quarter of 2013), facilities costs of $6.5 million, loan impairment of $2.0 million and amortization of $1.7 million. These increases are offset by decreases in instructor fees of $9.6 million, financial aid processing fees of $3.0 million, and bad debt expense of $1.4 million. Instructional costs and services increased, as a percentage of revenue, to 51.5% for 2013, as compared to 37.5% for 2012, primarily as a result of the decreased revenue. The increase of 14.0% as a percentage of revenue included relative increases in direct compensation of 5.0%, corporate support services of 3.3%, bad debt expense of 1.8%, facilities costs of 1.6%, information technology costs of 0.7%, instructor fees of 0.4%, loan impairment of 0.3% and amortization of 0.3%. As a percentage of revenue, bad debt expense was 9.4% for 2013, compared to 7.6% for 2012. Although we resolved the accounts receivable aging issue, which resulted in the revision of bad debt for fiscal year 2012, we continued to be indirectly impacted within fiscal year 2013. As a result of the prior aging issue and the prior financial aid packaging issues, a backlog of work resulted for our financial aid and collections departments. Due to this backlog, the ability to package or collect prospective accounts throughout 2013 was reduced and resulted in higher bad debt. Additionally, due to the timing of the aging issue, in certain cases this resulted in the inability to package students timely in the first half of 2013. Lastly, we had reductions in our collections department workforce which also resulted in higher bad debt. Although we cannot be certain that these changes will decrease bad debt expense in the future, we continue to focus on enhancing our processes and procedures around our accounts receivable, including improvements and efficiencies in financial aid processing in order to reduce the processing timeline, improved collection efforts on accounts receivable, and improved counseling to students about the financial aid process and related eligibility and amounts due from the student.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for 2013 were $235.4 million, a decrease of $103.9 million, or 30.6%, as compared to $339.2 million for 2012. Specific factors contributing to the overall decrease between periods were decreases in related compensation of $39.5 million due to fewer admissions and related personnel, advertising costs of $27.2 million, corporate support services of $25.1 million, facilities costs of $5.6 million, and information technology costs of $5.4 million. Our admissions advisory and marketing expenses, as a percentage of revenue, decreased to 30.6% for 2013 from 35.0% for 2012. The decrease of 4.4% as a percentage of revenue was primarily due to the relative decreases in corporate support services of 2.9%, selling compensation of 0.9%, and advertising costs of 0.8%.
General and administrative. Our general and administrative expenses for 2013 were $76.9 million, an increase of $7.4 million, or 10.6%, as compared to $69.5 million for 2012. The overall increase between periods was due to increases in administrative compensation of $6.4 million, corporate support services of $4.5 million, depreciation of $2.3 million, information technology costs of $0.7 million, and professional fees of $0.5 million. These increases were offset by decreases in other administrative costs of $4.1 million, legal of $1.7 million and facilities costs of $1.1 million. Our general and administrative expenses, as a percentage of revenue, increased to 10.0% for 2013 from 7.2% for 2012. The 2.8% increase as a percentage of revenue included increases in administrative compensation of 1.9%, depreciation and amortization of 0.7%, and professional fees of 0.4%. These increases were primarily offset by a decrease in corporate support services of 0.4%.
Other income, net. Our other income, net, for 2013 was $3.3 million, a decrease of $0.1 million as compared to $3.4 million for 2012, as a result of decreased interest income due to changes in levels of average cash and cash equivalents and investment balances. We believe that other income, net, will be lower in 2014 due to lower levels of cash and cash equivalents and investment balances.
Income tax expense. Income tax expense for 2013 was $22.8 million, a decrease of $52.6 million from $75.4 million for 2012, at effective tax rates of 35.7% and 37.9% for 2013 and 2012, respectively. The decrease in our effective tax rate between periods was primarily due to the expiration of the statute of limitations on a prior tax year which triggered the release of $1.9 million of tax reserve.
Net income. Our net income for 2013 was $41.0 million, a decrease of $82.4 million, as compared to net income of $123.4 million for 2012, due to the factors discussed above.
Year Ended December 31, 2012, Compared to Year Ended December 31, 2011
Revenue. Our revenue for 2012 was $968.2 million, an increase of $34.8 million, or 3.7%, as compared to $933.3 million for 2011. The increase between periods was primarily due to the increase in average weekly enrollment between fiscal year 2011 and fiscal year 2012. Ending student enrollment at our academic institutions decreased 5.6%, from 86,642 to 81,810 as of December 31, 2011 and 2012, respectively. However, the average enrollment during fiscal year 2012 actually increased to 90,838 from 87,559, or by 3.7% over the same period in the prior year, which resulted in an increase in revenue of approximately $35.0 million. The increase in revenue was also attributable to the 3% tuition increase effective April 1, 2012, which resulted in an increase in revenue of approximately $30.0 million. Additionally, revenue generated from Constellation was $22.4 million in 2012, compared to $17.3 million in 2011, which resulted in an increase in revenue of approximately $5.1 million. These increases in revenue were partially offset by an increase in institutional scholarships of $22.8 million and a decrease in technology fees of $11.7 million. We provided institutional scholarships of $124.4 million in 2012, compared to $101.5 million in 2011. We earned technology fees of $60.6 million in 2012, compared to $71.3 million in 2011. The decline of $11.7 million in technology fees between periods is primarily due to the decline in new student enrollments. Although average enrollment was up, new enrollment declined between periods.
Instructional costs and services. Our instructional costs and services for 2012 were $362.5 million, an increase of $58.7 million, or 19.3%, as compared to $303.9 million for 2011. This increase was primarily due to $34.4 million of additional instructional costs and services put into place in direct response to WASC accreditation efforts. These additional costs and services included hiring new leadership, implementing smaller class sizes, hiring additional full-time faculty and implementing new program review models. Additionally, this increase was also due to costs to support the higher average weekly student enrollment and bad debt expense. Although student enrollment at our academic institutions decreased by 5.6% from 86,642 to 81,810 as of December 31, 2011 and 2012, respectively, the average weekly enrollment during fiscal year 2012 actually increased to 90,838 from 87,559, or by 3.7%, over the same period in the prior year, which had an impact of approximately $9.1 million. Specific increases between periods include increases in direct compensation of $20.6 million (which include the areas of academic management, financial aid support and student services), bad debt expense of $15.2 million, information technology costs of $9.3 million, facilities costs of $7.3 million, instructor fees of $6.9 million, and support services of $1.9 million. These increases are offset by decreases in financial aid processing fees of $6.8 million. Instructional costs and services increased, as a percentage of revenue, to 37.4% for 2012, as compared to 32.6% for 2011. The increase of 4.8% as a percentage of revenue included relative increases in direct compensation of 1.8%, bad debt expense of 1.3%, information technology costs of 0.9%, facilities costs of 0.7%, instructor fees of 0.5% and support services of 0.1%, offset by relative decreases in financial aid processing of 0.8%. As a percentage of revenue, bad debt expense was 7.6% for 2012, compared to 6.3% for 2011. The increase in bad debt expense as a percentage of revenue is primarily due to internal processing issues involving existing students and the timeliness of their financial aid packaging for their new academic years.
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
General and administrative. Our general and administrative expenses for 2012 were $69.5 million, an increase of $11.7 million, or 20.3%, as compared to $57.8 million for 2011. The increase was primarily due to the $10.8 million legal expense in 2012, as well as increases in administrative labor of $4.1 million, professional fees of $1.5 million and facilities costs of $1.0 million. This was primarily offset by decreases due to a higher support service costs allocation of $3.8 million, and other administrative costs of $1.2 million. Our general and administrative expenses, as a percentage of revenue, increased to 7.2% for 2012 from 6.2% for 2011. The 1.0% increase as a percentage of revenue was primarily due to the increase in the legal expense of 1.1%, administrative labor of 0.3% and professional fees of 0.1%. These increases were primarily offset by decreases due to support service costs allocation of 0.3% and other administrative costs of 0.2%.
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
Liquidity and Capital Resources
Liquidity
We financed our operating activities and capital expenditures during the years ended December 31, 2013 and 2012, primarily through cash provided by operating activities. Our cash and cash equivalents were $249.5 million at December 31, 2013, and $256.0 million at December 31, 2012. In addition, at December 31, 2013 and 2012, we had total investments of $107.0 million and $258.7 million, respectively.
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
Stock repurchase programs
In 2010, our board of directors authorized the repurchase of up to $60.0 million of our outstanding common stock. In 2011, the board of directors authorized up to an additional $75.0 million of our outstanding common stock, for a total of $135.0 million. The repurchase programs were authorized by our board of directors with the intention of creating additional value for stockholders. Since the inception of the repurchase programs, we have repurchased 7.3 million shares at a weighted average price of $18.62 per share for a total cost of $135.0 million, substantially completing both programs. During 2011, we repurchased 4.2 million shares at a weighted average price of $21.84 per share for a total cost of $92.8 million. As a result of the 2011 repurchases, diluted earnings per common share increased $0.11, or 3.8%, as a result of the fewer shares outstanding.
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
On November 10, 2013, a special committee of our board of directors approved a plan to purchase up to 10,250,000 shares of our common stock through a tender offer. In December 2013, we repurchased shares of our common stock through the tender offer at a price of $19.50 per share. The tender offer commenced on November 13, 2013 and expired on December 11, 2013. The tender offer was oversubscribed, resulting in the purchase of 10.25 million shares, including 0.2 million shares underlying previously unexercised stock options, for a total cost of $199.9 million, exclusive of fees. The repurchased shares were added to treasury stock.
Available borrowing facilities
On April 13, 2012, we entered into a $50 million revolving line of credit (“Facility”) pursuant to an Amended and Restated Revolving Credit Agreement (“Revolving Credit Agreement”) with the lenders signatory thereto and Comerica Bank (“Comerica”), as administrative agent for the lenders. At our option, we may increase the size of the Facility up to $100 million (in certain minimum increments), subject to the terms and conditions of the Revolving Credit Agreement. Additionally, we may request swing-line advances under the Facility up to $3 million in the aggregate.
Under the Revolving Credit Agreement and the documents executed in connection therewith (collectively, the “Facility Loan Documents”), the lenders have agreed to make loans to us and issue letters of credit on our behalf, subject to the terms and conditions of the Facility Loan Documents. The Facility has a term of three years and matures on April 13, 2015. Interest and fees accruing under the Facility are payable quarterly in arrears and principal is payable at maturity. We may terminate the Facility upon five days notice, without premium or penalty, other than customary breakage fees.
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
As of December 31, 2013, we used the availability under the revolving credit facility to issue letters of credit aggregating $5.8 million. We were in compliance with all financial covenants in the Loan Documents and had no borrowings outstanding under the revolving credit facility as of December 31, 2013.
For more information about the Loan Documents, see Note 11, “Credit Facilities,” to our annual consolidated financial statements, which are included elsewhere in this report.
Title IV funding
Our institutions derive the substantial majority of their respective revenues from students who enroll and are eligible for various federal student financial assistance programs under Title IV of the Higher Education Act of 1965, as amended. In the years ended December 31, 2013, 2012 and 2011, Ashford University derived 85.6%, 86.4% and 86.8%, respectively, and University of the Rockies derived 87.6%, 87.3% and 85.0%, respectively, of their respective revenues (calculated on a cash basis in accordance with applicable statutory provisions and Department regulations) from Title IV funds. Our institutions are subject to significant regulatory scrutiny on the basis of numerous standards that the institutions must satisfy in order to participate in Title IV programs. For more information regarding Title IV programs and the regulation thereof, see “Regulation” in Part I, Item 1 of this report. The balance of revenues derived by our institutions is from government tuition assistance programs for military personnel, including veterans, cash pay and corporate reimbursement, private loans and internal loan programs. For more information regarding these student financing options, see “Business-Student Financing” in Part I, Item 1 of this report.
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
Financial responsibility
For the fiscal year ended December 31, 2012, the composite score calculated was 3.0, satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. We expect the consolidated composite score to be 3.0 for the year ended December 31, 2013. However, the consolidated calculation is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2013. For more information, see “Regulation-Department Regulation of Title IV Programs-Financial responsibility” in Part I, Item 1 of this report.
Internal loan program
We have implemented programs at both of our institutions in which the institution provides direct loans to students. For University of the Rockies, the total amount of financing provided during 2013, 2012 and 2011, was $0.8 million, $2.7 million and $3.1 million, respectively. For Ashford University there was no additional new internal loan financing to students in 2013, and the total amount of financing provided during 2012 and 2011, was $6.9 million and $5.8 million, respectively.
Operating activities
Net cash provided by operating activities was $75.5 million, $143.2 million and $220.8 million for 2013, 2012 and 2011, respectively. The decrease of $67.6 million from 2012 to 2013 was primarily related to the decrease of $82.4 million in net income between periods. Additionally, there was cash used between periods due to a decrease in deferred revenue and student deposits of $31.2 million, primarily offset by cash provided between periods due to an overall decrease in accounts receivable of $47.2 million. We expect to continue to generate cash from our operating activities for the foreseeable future.
Investing activities
Net cash provided by investing activities was $115.2 million for 2013, compared to net cash used in investing activities of $23.0 million and $208.0 million for 2012 and 2011, respectively. Our cash used in investing activities is primarily related to the purchases of property and equipment, leasehold improvements, capitalized costs for intangible assets and purchases of investments. Our cash provided by investing activities is primarily related to sales and maturities of investments. Capital expenditures were $14.8 million, $25.3 million and $34.5 million for 2013, 2012 and 2011, respectively. For the year ending December 31, 2014, we expect capital expenditures to be approximately $20.0 million.
During 2013, we purchased $26.8 million of investments and there were sales and maturities of $176.3 million. This is compared to purchases of $179.4 million and sales and maturities of $186.9 million in 2012, and purchases of $337.1 million and maturities of $167.0 million in 2011. The decrease of net purchases of investments in the current year compared to 2012 was due primarily to cash requirements for the stock repurchase which occurred in the fourth quarter of the current year.
Financing activities
Net cash used in financing activities was $197.2 million for 2013, compared to net cash provided by financing activities of $1.9 million for 2012 and net cash used in financing activities of $67.4 million for 2011. During 2013, net cash used in financing activities primarily reflects our repurchase of approximately 10.2 million shares of common stock at $19.50 per share under a tender offer for a total of $199.9 million, partially offset by the cash provided by option exercises, net of any tax withholdings related to net exercise of stock options, as well as the cash provided by the tax benefit of the option exercises. During 2012, net cash provided by financing activities primarily reflects the cash provided by option exercises, net of any tax withholdings related to net exercise of stock options, as well as the cash provided by the tax benefit of the option exercises. During 2011, net cash used in financing activities was primarily related to our repurchase of approximately 4.2 million shares of common stock at a weighted average cost of $21.84 per share, for a total of $92.8 million. The cash used in the repurchase of common stock in 2011 was partially offset by $24.0 million of cash provided by stock option exercises and the tax benefit from those exercises.

We may utilize commercial financing and lines of credit for the purpose of expansion of our online business infrastructure and to expand and improve our ground campuses in Iowa and Colorado. We believe that our credit facilities are sufficient for our current level of operations. Based on our current level of operations, we believe that our cash flow from operations, existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
Significant Cash and Contractual Obligations
The following table sets forth, as of December 31, 2013, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
	(In thousands)
Operating lease obligations	$224,638	$36,962	$37,226	$37,293	$37,363	$34,072	$41,722
Other contractual obligations	43,781	12,410	5,618	3,253	2,500	2,500	17,500
Uncertain tax positions	7,466	—	7,466	—	—	—	—
Total	$275,885	$49,372	$50,310	$40,546	$39,863	$36,572	$59,222
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of December 31, 2013, our total available surety bond facility was $12.0 million and the surety had issued bonds totaling $6.5 million on our behalf under such facility.
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

Interest rate risk
To the extent we borrow funds under our lines of credit with Comerica, we would be subject to fluctuations in interest rates. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” As of December 31, 2013, we had no borrowings under the line of credit with Comerica.
Our future investment income may fall short of expectations due to changes in interest rates. At December 31, 2013, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned from cash, cash equivalents or investments.

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BRIDGEPOINT EDUCATION, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bridgepoint Education, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Bridgepoint Education, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
March 17, 2014

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

BRIDGEPOINT EDUCATION, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$249,472	$255,965
Investments	65,901	136,967
Accounts receivable, net	28,565	67,371
Student loans receivable, net	1,043	556
Deferred income taxes	15,232	10,936
Prepaid expenses and other current assets	21,369	19,810
Total current assets	381,582	491,605
Property and equipment, net	91,425	95,966
Investments	41,062	121,738
Student loans receivable, net	11,785	15,143
Goodwill and intangibles, net	26,878	10,739
Deferred income taxes	18,507	13,266
Other long-term assets	2,740	2,330
Total assets	$573,979	$750,787
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,195	$4,588
Accrued liabilities	54,756	44,640
Deferred revenue and student deposits	132,791	175,057
Total current liabilities	192,742	224,285
Rent liability	23,927	25,173
Other long-term liabilities	9,271	9,759
Total liabilities	225,940	259,217
Commitments and contingencies (see Note 20)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both December 31, 2013, and December 31, 2012	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 62,331 issued and 44,774 outstanding at December 31, 2013; 61,406 issued and 54,099 outstanding at December 31, 2012	623	614
Additional paid-in capital	168,829	151,709
Retained earnings	515,608	474,598
Accumulated other comprehensive gain	48	222
Treasury stock, 17,557 shares at cost at December 31, 2013, and 7,307 shares at cost at December 31, 2012	(337,069)	(135,573)
Total stockholders' equity	348,039	491,570
Total liabilities and stockholders' equity	$573,979	$750,787
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue	$768,623	$968,171	$933,349
Costs and expenses:
Instructional costs and services	395,928	364,001	304,190
Admissions advisory and marketing	235,358	339,209	297,619
General and administrative	76,894	69,497	57,793
Total costs and expenses	708,180	772,707	659,602
Operating income	60,443	195,464	273,747
Other income, net	3,346	3,370	2,768
Income before income taxes	63,789	198,834	276,515
Income tax expense	22,779	75,413	103,751
Net income	$41,010	$123,421	$172,764
Earnings per common share:
Basic	$0.76	$2.33	$3.30
Diluted	0.74	2.21	3.02
Weighted average number of common shares outstanding used in computing earnings per common share:
Basic	53,923	52,947	52,291
Diluted	55,487	55,946	57,133
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$41,010	$123,421	$172,764
Other comprehensive gain (loss), net of tax:
Unrealized gains (losses) on investments	(174)	817	(595)
Comprehensive income	$40,836	$124,238	$172,169
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain/(Loss)	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2010	55,801	$558	$101,463	$178,413	$—	$(42,193)	$238,241
Stock-based compensation	—	—	10,595	—	—	—	10,595
Exercise of stock options	3,070	31	4,858	—	—	—	4,889
Excess tax benefit of option exercises	—	—	19,096	—	—	—	19,096
Stock issued under employee stock purchase plan	67	1	1,329	—	—	—	1,330
Exercise of warrants	43	—	106	—	—	—	106
Repurchase of common stock	—	—	—	—	—	(92,778)	(92,778)
Net income	—	—	—	172,764	—	—	172,764
Unrealized losses on investments, net of tax	—	—	—	—	(595)	—	(595)
Balance at December 31, 2011	58,981	590	137,447	351,177	(595)	(134,971)	353,648
Stock-based compensation	—	—	13,729	—	—	—	13,729
Exercise of stock options	2,212	22	2,235	—	—	—	2,257
Tax withholdings related to net exercise of stock options	—	—	(10,418)	—	—	—	(10,418)
Excess tax benefit of option exercises	—	—	8,145	—	—	—	8,145
Stock issued under employee stock purchase plan	99	1	1,339	—	—	—	1,340
Stock issued under restricted stock plan	33	—	(313)	—	—	—	(313)
Exercise of warrants	81	1	489	—	—	—	490
Tax withholdings related to net exercise of warrants	—	—	(944)	—	—	—	(944)
Repurchase of common stock	—	—	—	—	—	(602)	(602)
Net income	—	—	—	123,421	—	—	123,421
Unrealized gains on investments, net of tax	—	—	—	—	817	—	817
Balance at December 31, 2012	61,406	614	151,709	474,598	222	(135,573)	491,570
Stock-based compensation	—	—	13,934	—	—	—	13,934
Exercise of stock options	589	6	10,458	—	—	—	10,464
Tax withholdings related to net exercise of stock options	—	—	(9,170)	—	—	—	(9,170)
Excess tax benefit of option exercises and restricted stock, net of tax shortfall	—	—	1,516	—	—	—	1,516
Stock issued under employee stock purchase plan	116	1	1,233	—	—	—	1,234
Stock issued under restricted stock plan	115	1	(1,081)	—	—	—	(1,080)
Exercise of warrants	104	1	230	—	—	—	231
Repurchase of common stock	—	—	—	—	—	(201,496)	(201,496)
Net income	—	—	—	41,010	—	—	41,010
Unrealized losses on investments, net of tax	—	—	—	—	(174)	—	(174)
Balance at December 31, 2013	62,330	$623	$168,829	$515,608	$48	$(337,069)	$348,039
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$41,010	$123,421	$172,764
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	72,313	73,696	58,511
Depreciation and amortization	21,666	17,424	12,743
Amortization of premium/discount	3,559	6,805	3,969
Deferred income taxes	(10,506)	(9,972)	6,606
Stock-based compensation	13,934	13,729	10,595
Excess tax benefit of option exercises	(2,590)	(10,058)	(19,096)
Loss on impairment of student loans receivable	1,998	—	—
Net realized gain on sale of marketable securities	(63)	—	—
Loss on termination of leased space	328	—	—
Loss on disposal of fixed assets	751	1,153	13
Changes in operating assets and liabilities:
Accounts receivable	(34,348)	(81,577)	(60,587)
Prepaid expenses and other current assets	(2,411)	(1,056)	(2,104)
Student loans receivable	291	(3,778)	(8,177)
Other long-term assets	(412)	2,131	253
Accounts payable and accrued liabilities	13,687	12,100	27,509
Deferred revenue and student deposits	(41,607)	(10,389)	11,870
Other liabilities	(184)	8,772	5,882
Uncertain tax position	(1,878)	784	57
Net cash provided by operating activities	75,538	143,185	220,808
Cash flows from investing activities
Capital expenditures	(14,825)	(25,296)	(34,492)
Purchases of investments	(26,759)	(179,387)	(337,084)
Restricted cash	—	25	—
Capitalized costs for intangible assets	(19,563)	(5,262)	(3,521)
Sales and maturities of investments	176,343	186,911	167,049
Net cash provided by (used in) investing activities	115,196	(23,009)	(208,048)
Cash flows from financing activities
Proceeds from exercise of stock options	10,464	2,257	4,889
Tax withholdings related to net exercise of stock options	(9,170)	(10,418)	—
Excess tax benefit of option exercises	2,590	10,058	19,096
Proceeds from the issuance of stock under employee stock purchase plan	1,234	1,340	1,330
Proceeds from the exercise of warrants	231	490	106
Tax withholdings related to net exercise of warrants	—	(944)	—
Issuance of restricted stock	(1,080)	(313)	—
Repurchase of common stock	(201,496)	(602)	(92,778)
Net cash provided by (used in) financing activities	(197,227)	1,868	(67,357)
Net increase (decrease) in cash and cash equivalents	(6,493)	122,044	(54,597)
Cash and cash equivalents at beginning of period	255,965	133,921	188,518
Cash and cash equivalents at end of period	$249,472	$255,965	$133,921

Supplemental disclosure of cash flow information
Cash paid for interest	$146	$130	$56
Cash paid for income taxes	$38,642	$65,075	$76,731

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$136	$509	$2,489
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements

1. Nature of Business
Bridgepoint Education, Inc. (together with its subsidiaries, the “Company”), incorporated in 1999, is a provider of postsecondary education services. Its wholly-owned subsidiaries, Ashford University and University of the Rockies, are regionally accredited academic institutions that offer associate's, bachelor's, master's and doctoral programs online, as well as at their traditional campuses located in Iowa and Colorado, respectively.
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
Reclassifications
Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported total operating expenses or retained earnings.
Cash and Cash Equivalents
Cash and cash equivalents is comprised of cash and other short-term highly liquid investments that are readily convertible into known amounts of cash. The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.
Investments
As of December 31, 2013, the Company held short and long-term investments which consisted of demand notes, corporate notes and bonds and certificates of deposit. The Company's investments are denominated in U.S. dollars, investment grade and readily marketable. The Company considers as current assets those investments which will mature or are likely to be sold in less than one year.
The Company has classified its investments as either available-for-sale or held-to-maturity. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of comprehensive income and stockholders’ equity. Held-to-maturity securities are carried at amortized cost. Amortization of premiums, accretion of discounts, interest and realized gains and losses are included in other income, net in the consolidated statement of income.
The Company regularly monitors and evaluates the realizable value of its investments. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company would record a charge to other income, net in the consolidated statement of income.
Fair Value Measurements
The Company uses the three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either observable directly or indirectly, through market corroboration, for substantially the full term of the financial instrument; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company's Level 2 investments are valued using readily

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

available pricing sources which utilize market observable inputs, including the current interest rate for similar types of instruments. During the years ended December 31, 2013 and 2012, there were no transfers in or out of any fair value level of measurement.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consists of student accounts receivable, which represent amounts due for tuition, course digital materials, technology fees and other fees from currently enrolled and former students. Students generally fund their education through grants and/or loans under various Title IV programs, tuition assistance from military and corporate employers or personal funds. Payments are due on the respective course start date and are considered past due subsequent to the respective course start date. An account is considered delinquent 120 days subsequent to the course start date.
Accounts receivable are stated at the amount management expects to collect from outstanding balances. For accounts receivable, an allowance for doubtful accounts is estimated by management and is principally based on historical collection experience as well as (i) an assessment of individual accounts receivable over a specific aging and amount, (ii) consideration of the nature of the receivable accounts and (iii) potential changes in the business or economic environment. The provision for bad debts is recorded within the instructional costs and services line in the consolidated statements of income. The Company charges off uncollectable accounts receivable when the student account is deemed uncollectable by internal collection efforts or by a third party collection agency.
Student Loans Receivable and Loan Loss Reserves
Student loans receivable consist of loans to qualified students and have a repayment period of 10 years from the date of graduation or withdrawal from the Company's institutions. The interest rate charged on student loans is a fixed rate of either 4.5% or 0.0% depending upon the repayment plan selected. If the student selects the rate of 0.0%, the student must pay $50 per month on the loan while enrolled in school and during the six months of grace period (after graduation or withdrawal) before the repayment period begins. On the 0.0% student loans, the Company imputes interest using the rate that would be used in a market transaction with similar terms. Interest income on student loans is recognized using the effective interest method and is recorded within other income, net in the consolidated statements of income. Revenue recognized related to student loans was immaterial during each of the years ended December 31, 2013, 2012 and 2011, respectively.
Student loans receivable are stated at the amount management expects to collect from outstanding balances. For tuition related student loan receivables, the Company estimates an allowance for doubtful accounts, similar to that of accounts receivable, based on (i) an assessment of individual loans receivable over a specific aging and amount, (ii) consideration of the nature of the receivable accounts, (iii) potential changes in the business or economic environment and (iv) related FICO scores and other industry metrics. The related provision for bad debts is recorded within the instructional costs and services line in the consolidated statements of income.
For non-tuition related student loans, the Company utilizes an impairment methodology. Under this methodology, management determines whether a loan would be impaired if the Company will be unable to collect all amounts due in accordance with the contractual terms of the individual loan agreement. This assessment is based on an analysis of several factors including aging history and delinquency trending, the risk characteristics, credit quality and loan performance of the specific loans, as well as current economic conditions and industry trends. Credit quality is assessed at the outset of a loan, based upon FICO score during the loan application process. The Company considers loans to be impaired when they reach a delinquency status that requires specialized collection efforts. The Company defines delinquency for loans as being for students who are no longer active, having amounts that are past due and having the last activity more than 120 days old. The Company records a loss reserve for the full book value of the impaired loans. For the year ended December 31, 2013, there was $2.0 million recorded for loan loss reserves. The loan loss reserve is maintained at a level deemed adequate by management based on a periodic analysis of the individual loans and is recorded within the instructional costs and services line in the consolidated statements of income.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Property and Equipment
Property and equipment are recognized at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the related assets as follows:

Buildings	39 years
Furniture and office equipment	3 - 7 years
Software	3 years
Vehicles	5 years
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
Leases
Leases are evaluated and classified as either operating or capital leases. Leased property and equipment meeting certain criteria are capitalized, and the present value of the related lease payments is recognized as a liability on the consolidated balance sheets. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease or the life of the related asset, whichever is shorter.
If the Company receives tenant allowances from the lessor for certain improvements made to the leased property, these allowances are capitalized as leasehold improvements and a long-term liability is established. The long-term liability is amortized on a straight-line basis over the corresponding lease term. The Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as either a short-term or long-term liability.
The Company recognizes liabilities for exit and disposal activities on non-cancelable lease obligations at fair value in the period the liability is incurred. For the non-cancelable lease obligations, the Company records the obligation when the contract is terminated in accordance with the contract terms. For the year ended December 31, 2013, there was $1.1 million recorded for lease exit costs.
Goodwill and Other Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment annually, in the fourth quarter of each fiscal year, or more frequently if events and circumstances warrant.
The Company adopted accounting guidance which simplifies how an entity tests goodwill for impairment. The Company first assesses qualitative factors, such as deterioration in general economic conditions or negative company financial performance, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company's assessment of goodwill during the fourth quarter of fiscal 2013 indicated that there were no significant negative qualitative indicators, and therefore, goodwill was not impaired. There have been no impairment losses recognized by the Company for any periods presented. If negative qualitative indicators had been noted above, the Company would then need to assess the fair value of its reporting units to determine whether they were in excess of the carrying values.
To evaluate the impairment of the indefinite-lived intangible assets, the Company assessed the fair value of the assets to determine whether they were in excess of the carrying values. Determining the fair value of indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions are inherently uncertain, and can include such items as growth rates used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, as well as determination of appropriate market comparables. The Company's assessment of indefinite-lived intangible assets during the fourth quarter of fiscal 2013 did not result in any impairment. There have been no impairment losses recognized by the Company for any periods presented.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The Company also has definite-lived intangible assets, which primarily consist of purchased intangibles and capitalized curriculum development costs. The definite-lived intangible assets are recognized at cost less accumulated amortization. Amortization is computed using the straight-line method based on estimated useful lives of the related assets.
Impairment of Long-Lived Assets
The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds fair value and is recorded as a reduction in the carrying value of the related asset and an expense to operating results. During the fourth quarter of 2013, the Company recognized an impairment charge of $0.7 million to write-off certain fixed assets as part of lease exit costs.
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
The Company records technology fees, which are one-time start up fees charged to each new online student, other than military, scholarship students or certain corporate reimbursement students. Technology fee revenue is recognized ratably over the average expected enrollment of a student. Effective January 1, 2013, Ashford University eliminated the one-time technology fee charged students and replaced it with a per course charge. The per course technology fee revenue is recognized on a straight-line basis over the applicable period of instruction. Other miscellaneous fees include fees for course content and textbooks and other services, such as commencements, and are recognized upon delivery of the goods or when the related service is performed.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Workers Compensation
The Company records a gross liability for estimated workers compensation claims, incurred but not yet reported, as of each balance sheet date. The Company also records the gross insurance recoverable due for individual claim amounts.  This is recorded as an other asset and as an equal accrued liability. The stop-loss premium is determined annually, but invoiced and paid on a quarterly basis. The related insurance premiums are expensed ratably over the coverage period.
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
Instructional Costs and Services
Instructional costs and services consist primarily of costs related to the administration and delivery of the Company's educational programs. This expense category includes compensation for campus-based faculty and administrative personnel, costs associated with online faculty, curriculum and new program development costs, financial aid processing costs, technology license costs, bad debt expense and costs associated with other support groups that provide services directly to the students. Instructional costs and services also include an allocation of information technology, facility, depreciation and amortization costs.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Admissions Advisory and Marketing
Admissions advisory and marketing costs include compensation of personnel engaged in marketing and recruitment, as well as costs associated with purchasing leads and producing marketing materials. Such costs are generally affected by the cost of advertising media and leads, the efficiency of the Company's marketing and recruiting efforts, compensation for the Company's enrollment personnel and expenditures on advertising initiatives for new and existing academic programs. Admissions advisory and marketing costs also include an allocation of information technology, facility, depreciation and amortization costs.
Advertising costs, a subset of admissions advisory and marketing costs, consists primarily of marketing leads and other branding and promotional activities. These advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. Advertising costs were $76.5 million, $103.7 million and $84.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
General and Administrative
General and administrative expenses include compensation of employees engaged in corporate management, finance, human resources, compliance and other corporate functions. General and administrative expenses also include professional services fees, travel and entertainment expenses and an allocation of information technology, facility, depreciation and amortization costs.
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
Comprehensive Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. For the year ended December 31, 2013, such items consisted of unrealized gains and losses on investments.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The following table summarizes the components of other comprehensive gain (loss) and the related tax effects for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	December 31, 2013
	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
Unrealized losses on investments	$(280)	$106	$(174)

	December 31, 2012
	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
Unrealized gains on investments	$1,300	$(483)	$817

	December 31, 2011
	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
Unrealized losses on investments	$(946)	$351	(595)
The Company reclassed $63 thousand out of other comprehensive income for the year ended December 31, 2013, relating to the net realized gain on the sale of securities.
Recently Adopted Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Incomes Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of, to be presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. The unrecognized tax benefit should be presented in the financial statements as a liability and not as a reduction of the related deferred tax asset. The amendments in this standard are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. The Company adopted ASU 2013-11, effective January 1, 2014, and does not believe that such adoption will have a material effect on its consolidated financial statements.
3. Investments
The following table summarizes the fair value information of short and long-term investments as of December 31, 2013 and 2012, respectively (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$719	$—	$719
Corporate notes and bonds	—	16,244	—	16,244
Certificates of deposit	—	90,000	—	90,000
Total	$—	$106,963	$—	$106,963

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$415	$—	$415
Corporate notes and bonds	—	148,801	—	148,801
Certificates of deposit	$—	$109,489	$—	$109,489
Total	$—	$258,705	$—	$258,705
The tables above include amounts related to investments classified as other investments, such as certificates of deposit, which are carried at amortized cost. The amortized cost of such investments approximated fair value at each balance sheet date. The assumptions used in these fair value estimates are considered as other observable inputs and are therefore categorized as Level 2 measurements under the accounting guidance. The balances of such other investments were $90.0 million and $109.5 million as of December 31, 2013, and December 31, 2012, respectively.
The following table summarizes the differences between amortized cost and fair value of short and long-term investments as of December 31, 2013 and 2012, respectively (in thousands):

	December 31, 2013
			Gross unrealized
	Maturities in Years	Amortized Cost	Gain	Loss	Fair Value
Short-term
Demand notes	1 year or less	$719	$—	$—	$719
Corporate notes and bonds	1 year or less	5,132	50	—	5,182
Certificates of deposit	1 year or less	60,000	—	—	60,000
Long-term
Corporate notes and bonds	3 years or less	11,037	25	—	11,062
Certificates of deposit	3 years or less	30,000	—	—	30,000
Total		$106,888	$75	$—	$106,963

	December 31, 2012
			Gross unrealized
	Maturities in Years	Amortized Cost	Gain	Loss	Fair Value
Short-term
Demand notes	1 year or less	$415	$—	$—	$415
Corporate notes and bonds	1 year or less	126,806	282	(25)	127,063
Certificate of deposit	1 year or less	9,489	—	—	9,489
Long-term
Corporate notes and bonds	3 years or less	21,641	117	(20)	21,738
Certificate of deposit	3 years or less	100,000	—	—	100,000
Total		$258,351	$399	$(45)	$258,705
As of December 31, 2013, there were no investments that were in an unrealized loss position for either less than, or greater than, 12 months. There was no impairment considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis. The Company accumulates unrealized gains and losses on the available-for-sale debt securities, net of tax, in accumulated other comprehensive gain (loss) in the stockholders’ equity section of the Company's balance sheets. As of December 31, 2012, six of the Company's investments were in an unrealized

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

loss position for less than 12 months. There were no investments that were in an unrealized loss position for greater than 12 months.
4. Accounts Receivable
Accounts receivable, net, consist of the following (in thousands):

	As of December 31,
	2013	2012
Accounts receivable	$70,668	$114,039
Less allowance for doubtful accounts	42,103	46,668
Accounts receivable, net	$28,565	$67,371
There are an immaterial amount of accounts receivable at each balance sheet date with a payment due date of greater than one year.
The following table presents the changes in the allowance for doubtful accounts for accounts receivable for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the year ended December 31, 2013	$46,668	$72,495	$(77,060)	$42,103
For the year ended December 31, 2012	35,587	73,581	(62,500)	46,668
For the year ended December 31, 2011	28,064	57,077	(49,554)	35,587

(1)	Deductions represent accounts written off, net of recoveries.
5. Student Loan Receivables
Student loans receivable, net, consist of the following (in thousands):

	As of December 31,
Short-term:	2013	2012
Student loans receivable (non-tuition related)	$587	$428
Student loans receivable (tuition related)	621	167
Current student loans receivable	1,208	595
Less allowance for doubtful accounts	165	39
Student loans receivable, net	$1,043	$556

	As of December 31,
Long-term:	2013	2012
Student loans receivable (non-tuition related)	$7,347	$9,279
Student loans receivable (tuition related)	6,417	8,171
Non-current student loans receivable	13,764	17,450
Less allowance for doubtful accounts	1,979	2,307
Student loans receivable, net	$11,785	$15,143

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
The following table presents the changes in the allowance for doubtful accounts for student loans receivable (tuition related) for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance

Allowance for doubtful student loans receivable:
For the year ended December 31, 2013	$2,346	$(182)	$(19)	$2,145
For the year ended December 31, 2012	2,378	115	(147)	2,346
For the year ended December 31, 2011	930	1,434	14	2,378

(1)	Deductions represent accounts written off, net of recoveries.
For the non-tuition related student loans receivable, the Company monitors the credit quality using credit scores, aging history and delinquency trending. The loan reserve methodology is reviewed on a quarterly basis. Delinquency is the main factor in determining if a loan is impaired. If a loan were determined to be impaired, interest would no longer accrue. For the year ended December 31, 2013 there was $2.0 million of loans that were impaired, and for the years ended December 31, 2012 and 2011, respectively, no loans were impaired. As of December 31, 2013, an immaterial amount of loans had been placed on non-accrual status.
As of December 31, 2013, the delinquency status of gross student loans receivable was as follows (in thousands):

Less than 120 days	$16,998
From 120 - 269 days	1,238
Greater than 270 days	2,132
Total gross student loans receivable	20,368
Less: Amounts reserved or impaired	(4,143)
Less: Discount on student loans receivable	(3,397)
Total student loans receivable, net	$12,828
6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2013	2012
Prepaid expenses	$10,814	$9,367
Prepaid licenses	5,833	5,864
Prepaid insurance	1,131	1,134
Interest receivable	86	2,221
Other current assets	3,505	1,224
Total prepaid expenses and other current assets	$21,369	$19,810

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

7. Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	As of December 31,
	2013	2012
Land	$7,091	$7,091
Buildings	28,916	25,430
Furniture and office equipment	84,852	79,656
Software	10,075	6,053
Leasehold improvements	24,360	23,756
Vehicles	147	147
Total property and equipment	155,441	142,133
Less accumulated depreciation and amortization	(64,016)	(46,167)
Total property and equipment, net	$91,425	$95,966
Depreciation and amortization expense associated with property and equipment totaled $18.2 million, $15.9 million and $12.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
8. Goodwill and Intangibles, Net
Goodwill and intangibles, net, consist of the following (in thousands):

	December 31, 2013
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$14,540	$(5,035)	$9,505
Purchased intangible assets	15,857	(1,051)	14,806
Total definite-lived intangible assets	$30,397	$(6,086)	$24,311
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$26,878

	December 31, 2012
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$9,977	$(1,823)	$8,154
Purchased intangible assets	$857	$(839)	$18
Total definite-lived intangible assets	$10,834	$(2,662)	$8,172
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$10,739
In addition to capitalized curriculum development costs in 2013, on October 31, 2013, the Company entered into an agreement (the “Forbes Agreement”) to license certain trademarks and print and online content, as well as other intellectual property, for use in Ashford University's bachelor’s and master’s business programs. The Forbes Agreement has an initial 12-year term, with an option to renew. During the fourth quarter of 2013, the Company made a payment of $15 million as an intangible asset as of December 31, 2013 which will be amortized over the life of the agreement. Additionally, the Company will pay royalties beginning 2014, based on a percentage of annual revenues attributable to Ashford University’s business-

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

related programs, subject to a $2.5 million annual minimum. The Company does not plan to capitalize any future costs to renew or extend the term of the acquired intangible assets.

For the years ended December 31, 2013, 2012, and 2011, amortization expense was $3.4 million, $1.6 million, and $0.6 million respectively. The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
2014	$5,143
2015	3,995
2016	2,234
2017	1,232
2018	1,232
Thereafter	10,475
Total future amortization expense	$24,311
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2013	2012
Accrued salaries and wages	$12,790	$11,585
Accrued bonus	2,277	1,603
Accrued vacation	9,696	8,993
Accrued litigation and fees	8,000	—
Accrued expenses	19,081	15,924
Rent liability	2,446	—
Accrued income taxes payable	466	6,535
Total accrued liabilities	$54,756	$44,640
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
10. Deferred Revenue and Student Deposits
Deferred revenue and student deposits consist of the following (in thousands):

	As of December 31,
	2013	2012
Deferred revenue	$29,279	$44,967
Student deposits	103,512	130,090
Total deferred revenue and student deposits	$132,791	$175,057

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

11. Credit Facilities
On April 13, 2012, the Company entered into a $50 million revolving line of credit (“Facility”) pursuant to an Amended and Restated Revolving Credit Agreement (“Revolving Credit Agreement”) with the lenders signatory thereto and Comerica Bank (“Comerica”), as administrative agent for the lenders. At the Company's option, the Company may increase the size of the Facility up to $100 million (in certain minimum increments), subject to the terms and conditions of the Revolving Credit Agreement. Additionally, the Company may request swing-line advances under the Facility up to $3 million in the aggregate.
Under the Revolving Credit Agreement and the documents executed in connection therewith (collectively, the “Facility Loan Documents”), the lenders have agreed to make loans to the Company and issue letters of credit on the Company's behalf, subject to the terms and conditions of the Facility Loan Documents. The Facility has a term of three years and matures on April 13, 2015. Interest and fees accruing under the Facility are payable quarterly in arrears and principal is payable at maturity. The Company may terminate the Facility upon five days notice, without premium or penalty, other than customary breakage fees.
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
The Facility Loan Documents contain other customary affirmative, negative and financial maintenance covenants, representations and warranties, events of default, and remedies upon an event of default, including the acceleration of debt and the right to foreclose on the collateral securing the Facility. The Company was in compliance with all financial covenants in the Loan Documents as of December 31, 2013 and 2012.
As security for the performance of the Company's obligations under the Facility Loan Documents, the Company granted the lenders a first priority security interest in substantially all of the Company's assets, including its real property which is worth $7.1 million as of December 31, 2013.
As of December 31, 2013, and up through the date of filing, the Company had no borrowings outstanding under the line of credit. As of December 31, 2013, the Company used the availability under the line of credit to issue letters of credit aggregating $5.8 million.
Surety Bond Facility
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. As of December 31, 2013, the Company's total available surety bond facility was $12.0 million and the surety had issued bonds under the facility totaling $6.5 million on the Company's behalf.
12. Lease Obligations
Operating leases
The Company leases certain office facilities and office equipment under non-cancelable lease arrangements that expire at various dates through 2023. The office leases contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $37.1 million, $36.8 million and $31.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The following table summarizes the future minimum rental payments under non-cancelable operating lease arrangements in effect at December 31, 2013 (in thousands):

Year Ended December 31,
2014	$36,962
2015	37,226
2016	37,293
2017	37,363
2018	34,072
Thereafter	41,722
Total minimum payments	$224,638
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
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income	$41,010	$123,421	$172,764
Denominator:
Weighted average number of common shares outstanding	53,923	52,947	52,291
Effect of dilutive options and restricted stock units	1,482	2,762	4,572
Effect of dilutive warrants	82	237	270
Diluted weighted average number of common shares outstanding	55,487	55,946	57,133
Earnings per common share:
Basic earnings per common share	$0.76	$2.33	$3.30
Diluted earnings per common share	0.74	2.21	3.02
For the periods indicated, the computation of dilutive common shares outstanding excludes certain stock options to purchase shares of common stock for the periods indicated because their effect was anti-dilutive.

	Year Ended December 31,
(in thousands)	2013	2012	2011
Options	3,004	2,524	1,332
Restricted stock units	3	—	—

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

14. Stock-Based Compensation
Stock Options
The Company grants stock options from its 2009 Stock Incentive Plan (“2009 Plan”). The compensation committee of the Company's board of directors, or the full board of directors, determines eligibility, vesting schedules and exercise prices for awards granted under the 2009 Plan. Options granted under the 2009 Plan typically have a maximum contractual term of 10 years, subject to continuing service to the Company. Options are generally granted with a four-year vesting requirement, under which the option holder must continue providing service to the Company at each vesting period. All options granted in 2013, 2012 and 2011, were awarded pursuant to the 2009 Plan. Under the 2009 Plan, the number of authorized shares is subject to automatic increase, without the need for further approval by the Company's board of directors and stockholders each January 1, through and including January 1, 2019, pursuant to a formula contained in the plan.
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
The following table presents a summary of the stock option activity in 2013, 2012 and 2011 (in thousands, except for exercise prices and contractual terms):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
December 31, 2010	10,195	$4.76	5.47	$147,545
Granted	1,294	17.41
Exercised	(3,070)	1.59
Forfeitures and expired	(139)	17.65
December 31, 2011	8,280	7.70	5.90	127,308
Granted	1,595	22.59
Exercised	(3,128)	0.72
Forfeitures and expired	(335)	19.79
December 31, 2012	6,412	14.17	7.21	$9,010
Granted	483	10.23
Exercised	(1,060)	9.87
Forfeitures and expired	(345)	20.65
December 31, 2013	5,490	$14.25	6.52	$28,769
Vested and expected to vest at December 31, 2013	5,435	$14.22	6.50	$28,588
Exercisable at December 31, 2013	3,809	$12.82	5.80	$23,827
The Company has reserved 10.0 million shares of common stock for issuance upon the exercise of stock options and settlement of restricted stock units (“RSUs”) (including outstanding stock awards) under the Company's equity incentive plans as of December 31, 2013. Shares issued from option exercises and settlements of RSUs are drawn from the authorized but unissued shares of common stock. During the year ended December 31, 2013, there were 1.1 million stock options exercised with an intrinsic value of $9.4 million. The actual tax benefit realized from these exercises was $2.1 million. The Company also recognized a tax benefit shortfall of $0.6 million related to stock options exercised at values lower than the related compensation expense, and $0.5 million related to stock options that expired unexercised during the year. During the year

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

ended December 31, 2012, there were 3.1 million stock options exercised, with an intrinsic value of $45.2 million. The actual tax benefit realized from these exercises was $10.1 million. The Company also recognized a tax benefit shortfall of $1.5 million related to stock options exercised at values lower than the related compensation expense, and $0.2 million related to stock options that expired unexercised during the year. During the year ended December 31, 2011, there were 3.1 million stock options exercised, with an intrinsic value of $58.4 million. The actual tax benefit realized from these exercises was $19.1 million.
During the year ended December 31, 2013 and 2012, approximately 137,000 and 53,000 stock options expired.
The fair value of each option award granted during the years ended December 31, 2013, 2012 and 2011, was estimated on the date of grant using the Black-Scholes option pricing model. The Company's determination of the fair value of share-based awards is affected by the Company's common stock price as well as assumptions regarding a number of complex and subjective variables. Below is a summary of the assumptions used for the options granted in the years indicated:

	2013	2012	2011
Weighted average exercise price per share	$10.23	$22.59	$17.41
Risk-free interest rate	1.0%	1.2%	2.5%
Expected dividend yield	—	—	—
Expected volatility	58.9%	54.6%	52.7%
Expected life (in years)	5.85	5.67	6.12
Forfeiture rate	5.0%	4.0%	4.0%
Weighted average grant date fair value per share	$5.48	$11.26	$9.07
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
The Company recorded $13.9 million, $13.7 million and $10.6 million of compensation expense related to equity awards for the years ended December 31, 2013, 2012 and 2011, respectively. The related income tax benefit was $5.2 million, $5.1 million and $3.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013, 2012 and 2011, there was $5.6 million, $12.9 million and $10.6 million, respectively, of unrecognized compensation costs related to unvested options.
The Company records stock-based compensation expense over the vesting term using the graded-vesting method. At December 31, 2013, the unrecognized compensation costs of stock options are expected to be recognized over a weighted average period of 1.1 years.
Restricted Stock Units
In 2011, the Company began granting RSUs under the 2009 Plan. The Company now primarily grants RSUs to its employees. Each RSU represents a future issuance of one share of common stock contingent upon the recipient's continued service to the Company through the vesting date. Upon the vesting date, RSUs are automatically settled for shares of the Company's common stock unless the applicable award agreement provides for delayed settlement. If, prior to the vesting date, the employee's status as a full-time employee is terminated, then the RSU is automatically canceled on the employment

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

termination date. The fair value of an RSU is calculated based on the market value of the common stock on the grant date and is amortized over the applicable vesting period using the graded-vesting method.
A summary of the Company’s RSU activity and related information is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2010	—	$—
Awarded	56,855	23.97
Vested	—	—
Canceled	—	—
Balance at December 31, 2011	56,855	23.97
Awarded	362,199	9.72
Vested	(56,855)	23.97
Canceled	—	—
Balance at December 31, 2012	362,199	9.72
Awarded	1,016,035	10.50
Vested	(181,104)	9.72
Canceled	(98,613)	10.39
Balance at December 31, 2013	1,098,517	$10.38
As of December 31, 2013 and 2012, there was $6.5 million and $2.6 million, respectively, of unrecognized compensation costs related to unvested RSUs. The unrecognized compensation costs of RSUs are expected to be recognized over a weighted average period of 1.6 years.
During the year ended December 31, 2013, 181,104 RSU's vested and were released with a market value of $3.0 million. The actual tax benefit realized from these RSU's released was $0.5 million. During the year ended December 31, 2012, 56,855 RSU's vested and were released with a market value of $0.8 million. The Company recognized a tax benefit shortfall of $0.2 million related to restricted stock vesting at values lower than the related compensation expense. No RSUs vested during the year ended December 31, 2011. There were not any RSUs granted prior to 2011.
15. Warrants
The Company had issued warrants to purchase common stock to various employees, consultants, licensors and lenders. Each warrant represented the right to purchase one share of common stock. No warrants were issued during the years ended December 31, 2013, 2012 and 2011. During the years ended December 31, 2013, 2012 and 2011, approximately 104,000, 174,000 and 43,000 warrants to purchase shares of common stock were exercised, respectively. As of December 31, 2013, all outstanding warrants were expired.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The following table summarizes information with respect to all warrants outstanding as of December 31, 2012 (in thousands, except exercise prices):

Exercise Price	December 31, 2012
$1.125	41
$2.250	55
$2.835	—
$2.925	19
$9.000	3
Total	118
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
On April 30, 2012, the Company's board of directors authorized the repurchase of up to an additional $75.0 million of the Company's outstanding shares of common stock over the following 12 months. The repurchase program was authorized with the intention of creating additional value for stockholders. Under the repurchase program, the Company is authorized to purchase shares from time to time in the open market, through block trades or otherwise. As of December 31, 2013, the Company had completed this authorized repurchase program, and no shares were repurchased under this program.
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
On November 10, 2013, a special committee of our board of directors approved a plan to purchase up to 10,250,000 shares of our common stock through a tender offer. The tender offer commenced on November 13, 2013 and expired on December 11, 2013. On December 18, 2013, we repurchased shares of our common stock through the tender offer at a price of $19.50 per share. The tender offer was oversubscribed, resulting in the purchase of 10.2 million shares, including 0.2 million shares underlying previously unexercised stock options, for a total cost of $199.9 million, exclusive of fees. The repurchased shares were added to treasury stock.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

17. Income Taxes
The Company uses the asset and liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in tax and deductions in future years.
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$30,051	$77,720	$88,513
State	3,234	7,665	8,632
	33,285	85,385	97,145
Deferred:
Federal	(9,172)	(9,246)	6,997
State	(1,334)	(726)	(391)
	(10,506)	(9,972)	6,606
Total	$22,779	$75,413	$103,751
Deferred tax assets and liabilities are comprised of the following (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss	$235	$258
Fixed assets	214	233
Bad debt	6,855	7,479
Vacation accrual	2,762	2,815
Stock-based compensation	15,340	13,299
Deferred rent	9,944	9,404
State tax	2,316	2,541
Bonus accrual	849	599
Unearned interest	1,281	731
Accrued expenses	4,224	52
Revenue reserves	1,145	189
Other	153	145
Total deferred tax assets	45,318	37,745
Valuation allowance	—	—
Net deferred tax assets	45,318	37,745
Deferred tax liabilities:
Fixed assets and intangibles	(11,550)	(13,411)
Unrealized gain on investments	(28)	(132)
Total deferred tax liabilities	(11,578)	(13,543)
Total net deferred tax assets	$33,740	$24,202

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The current year change in net deferred tax assets of $9.5 million is comprised of net deferred expense of $10.5 million recorded through income tax expense, offset by the $1.1 million tax benefit shortfall recorded to additional paid in capital, and the $0.1 million tax effect of unrealized loss on investments recorded through other comprehensive income.
Deferred taxes are reflected in the balance sheet as follows (in thousands):

	As of December 31,
	2013	2012
Current deferred tax assets	$15,232	$10,936
Current deferred tax liabilities	—	—
Noncurrent deferred tax assets	18,508	13,266
Noncurrent deferred tax liabilities	—	—
Total	$33,740	$24,202
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
At December 31, 2013, the Company had federal net operating loss carry forwards of $0.7 million, which are available to offset future taxable income. The federal net operating loss carry forwards will begin to expire in 2022. Pursuant to Internal Code Section 382, use of the net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has performed a Section 382 analysis and has determined that there is no material effect on the net operating loss carryforwards.
A reconciliation of the income tax expense computed using the U.S. federal statutory tax rate of 35% and the Company's provision for income taxes follows (in thousands):

	Year Ended December 31,
	2013		2012		2011
Computed expected federal tax expense	$22,326	35.0%	$69,592	35.0%	$96,780	35.0%
State taxes, net of federal benefit	1,183	1.8	4,700	2.4	5,434	2.0
Permanent differences	917	1.5	1,074	0.5	1,601	0.6
Uncertain tax positions	(1,647)	(2.6)	31	—	(192)	(0.1)
Other	—	—	16	—	128	—
Income tax expense	$22,779	35.7%	$75,413	37.9%	$103,751	37.5%
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at December 31, 2011	$8,070
Gross increases-tax positions in prior period	965
Gross decreases-tax positions in prior period	—
Gross increases-current period tax positions	231
Settlements	—
Lapse of statute of limitations	—
Unrecognized tax benefits at December 31, 2012	9,266
Gross increases-tax positions in prior period	—
Gross decreases-tax positions in prior period	(5)
Gross increases-current period tax positions	100
Settlements	—
Lapse of statute of limitations	(1,974)
Unrecognized tax benefits at December 31, 2013	$7,387
Included in the amount of unrecognized tax benefits at both December 31, 2013 and 2012 is $4.8 million and $6.6 million, respectively, of tax benefits that, if recognized, would affect the Company's effective tax rate. Also included in the balance of unrecognized tax benefits at both December 31, 2013 and 2012 is $2.6 million and $2.7 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At both December 31, 2013 and 2012, the Company had approximately $1.7 million respectively, of accrued interest, before any tax benefit, related to uncertain tax positions.
The tax years 2002-2013 are open to examination by major taxing jurisdictions to which the Company is subject. The California Franchise Tax Board is auditing the Company's 2008 and 2009 California income tax returns. The Company does not expect any significant adjustments resulting from this audit. It is reasonably possible that the total amount of the unrecognized tax benefit will change during the next 12 months, however the Company does not expect the potential change to have a material effect on the results of operations or financial position in the next year.
The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.
18. Regulatory
The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the “Higher Education Act”), and the regulations promulgated thereunder by the U.S. Department of Education (the “Department”) subject the Company to significant regulatory scrutiny on the basis of numerous standards that institutions of higher education must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the Higher Education Act.
Ashford University is regionally accredited by the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges (“WASC”) and University of the Rockies is regionally accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”).

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

WASC Grant of Initial Accreditation of Ashford University
On July 10, 2013, WASC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. This WASC action permitted Ashford University to designate WASC as its accreditor of record for purposes of eligibility to participate in the Title IV programs following approval by the Department, the university's withdrawal from HLC and the transfer of relevant records to WASC. Ashford University formally submitted its request for such approvals to the Department on July 17, 2013.On November 4, 2013, the Department notified Ashford University that the Department would approve the university’s change in accreditor, recognizing WASC as Ashford University’s accreditor, along with the renewal of certification for continued participation in the Title IV, HEA programs. On December 13, 2013, the university effected its transition to WASC accreditation and designated its San Diego, California facilities as its main campus and its Clinton, Iowa campus as an additional location. As part of a continuing WASC monitoring process, the university will host WASC in a special visit in spring 2015.
Beginning in 2014, WASC will institute “Mid-Cycle Reviews” of its accredited institutions near the midpoint of their periods of accreditation. The purpose of the Mid-Cycle Review is to identify problems with an institution's or program's continued compliance with agency standards while taking into account institutional or program strengths and stability. The Mid-Cycle Review will focus particularly on student achievement, including indications of educational effectiveness, retention and graduation data.
Application for Licensure by California BPPE
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. Effective July 1, 2011, the Department established new requirements to determine if an institution is considered to be legally authorized by a state. In connection with its transition to WASC accreditation, Ashford University designated its San Diego, California facilities as its main campus for Title IV purposes. WASC-accredited institutions operating in California are not required to obtain approval from the State of California, Department of Consumer Affairs, Bureau for Private Postsecondary Education, or BPPE, in order to operate in the state. Under the Department’s state authorization rule, an institution must be approved or licensed on a basis other than accreditation in instances in which it is not established by name as an educational institution by a state through a charter, statute, constitutional provision, or other action issued by an appropriate state agency or entity. On May 21, 2013, the Department published a notice stating that it would provide an extension of the effective date of the state authorization rule until July 1, 2014 to qualifying institutions that obtain from a state an explanation of how the extension of time would permit the state to comply with the regulations. The California Department of Consumer Affairs has issued a letter explaining the need for an extension. As it is uncertain how the Department will interpret the state authorization rule or the applicability of the extension of time, the university submitted an Application for Approval to Operate an Accredited Institution to BPPE on September 10, 2013. If BPPE approves the university’s application, the university will no longer be exempt from certain laws and regulations applicable to private, post-secondary educational institutions. These laws and regulations entail certain California reporting requirements, including but not limited to, graduation, employment and licensing data, certain changes of ownership and control, faculty and programs, and student refund policies, as well as the triggering of other state and federal student employment data reporting and disclosure requirements.
Request for information from Ashford University by Iowa College Student Aid Commission
On September 22, 2012, the Iowa College Student Aid Commission requested that Ashford University provide the commission with certain information and documentation related to, among other matters, the denial of Ashford University's application for WASC accreditation, the university's compliance with HLC criteria and policies, a teach-out plan in the event that Ashford University is unsuccessful in obtaining WASC accreditation and is sanctioned by HLC, and information relating to admissions employees, receipt of financial aid, availability of books, credit balance authorizations, and academic and financial support and advisement services to students. The commission requested that Ashford University provide the requested information by November 12, 2012 and make an in-person presentation during the commission's meeting on November 16, 2012. The university made the presentation and has notified the commission of its successful accreditation by WASC.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Negotiated Rulemaking
The Department held public hearings in May and June 2013 inviting the submission of topics for consideration in a series of rulemaking efforts to achieve a long-term agenda in higher education focused on access, affordability, academic quality and completion. Recent hearings have focused on topics including, but not limited to, cash management of Title IV program funds, state authorization for programs offering distance or correspondence education, gainful employment, credit and clock hour conversions, changes made to the Clery Act by the Violence Against Women Act of 2013 (P.L. 113-4), and the definition of “adverse credit” for PLUS borrowers.
In June 2013, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations that would establish standards for programs that prepare students for gainful employment in a recognized occupation. The committee met for three sessions between September and December 2013, but did not reach consensus on the content of the proposed regulations. On March 14, 2014, the Department published proposed regulations for comment by the public for a sixty day period.
In January 2014, the Department held the first of three negotiated rulemaking sessions to implement the changes to the Clery Act required by the enactment of the Violence Against Women Act, or VAWA. Two other sessions are scheduled for February 2014 and March-April 2014. While the final regulations will likely not be implemented prior to July 1, 2015, the Department notified institutions in an Electronic Announcement in May 2013 that until the regulations go into effect, it expects institutions to make a good faith effort to comply with the statutory requirements. Among other things, VAWA requires institutions to compile statistics for certain crimes reported to campus security authorities or local police agencies. Under the statute, an institution must include the new required information in its Annual Security Report issued no later than October 1, 2014.
In February 2014, the Department held the first of three negotiation sessions related to various new program integrity initiatives, including the potential reintroduction of the Distance Education Rule (34 C.F.R. § 600.9(c)) that was vacated by a federal court in 2011. The February sessions produced no substantive outcomes, but sessions in March 2014 plan to address the Department’s draft of a proposed regulation on distance education that could materially impact our business.
Additional topics to be considered at March and April sessions are expected to include, but may not be limited to, the following: cash management of Title IV funds, including the use of debit cards and the handling of Title IV credit balances; state authorization for foreign locations; clock to credit hour conversion; the definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program; and the application of the repeat coursework provisions to graduate and undergraduate programs.
We cannot predict the scope and content of the regulations that may emerge from these or other rulemaking activities that the Department initiates. Compliance with additional regulations, or with modifications to existing regulations, and/or regulatory scrutiny that results in the Company's institutions being allegedly out of compliance with these regulations, could result in direct and indirect costs of compliance, fines, liabilities, sanctions or lawsuits, which could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
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
For the years ended December 31, 2013, 2012 and 2011, Ashford University derived 85.6%, 86.4% and 86.8%, respectively, and University of the Rockies derived 87.6%, 87.3% and 85.0%, respectively, of their respective revenues (calculated in accordance with applicable Department regulations) from students whose source of funding is through Title IV funds.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Cohort Default Rate
For each federal fiscal year, the Department calculates a rate of student defaults over a two-year measuring period for each educational institution which is known as a “cohort default rate.” An institution may lose its eligibility to participate in the Direct Loan and Pell programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in the Direct Loan program if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department. Ashford University's two-year cohort default rates for the 2011, 2010 and 2009 federal fiscal years, were 10.1%, 10.2%, and 15.3%, respectively. The two-year cohort default rates for University of the Rockies for the 2011, 2010 and 2009 federal fiscal years, were 4.8%, 4.0% and 3.3%, respectively.
The August 2008 reauthorization of the Higher Education Act included significant revisions to the requirements concerning cohort default rates. Under the revised law, the period for which students' defaults on their loans are included in the calculation of an institution's cohort default rate was extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change was effective with the calculation of institutions' cohort default rates for the federal fiscal year ending September 30, 2009, which rates were calculated and issued by the Department in September 2012. The Department will not impose sanctions based on rates calculated under this new methodology until three consecutive years of rates have been calculated, which is expected to occur in 2014. Until that time, the Department will continue to calculate rates under the old calculation method and impose sanctions based on those rates. The revised law also increases the threshold for ending an institution's participation in the relevant Title IV programs from 25% to 30%, effective for final three-year cohort default rates published on or after the 2012 federal fiscal year. The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the Department has published official three-year cohort default rates. Ashford University's three-year cohort default rates for the 2010 and 2009 federal fiscal years, were 16.3% and 19.8%, respectively. The three-year cohort default rates for University of the Rockies for the 2010 and 2009 federal fiscal years, were 8.0% and 3.3%, respectively.
Return of Title IV Funds
An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under Department regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled on the institution's annual compliance audit in either of its two most recently completed fiscal years can result in the institution having to post a letter of credit in an amount equal to 25% of its required Title IV returns during its most recently completed fiscal year. If unearned funds are not properly calculated and returned in a timely manner, an institution is also subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV programs. For the years ended December 31, 2013 and 2012, the Company's institutions did not exceed the 5% threshold for late refunds sampled.
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
For the fiscal year ended December 31, 2012, the consolidated composite score calculated was 3.0, satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. We expect the consolidated composite score to be 3.0 for the year ended December 31, 2013. However, the consolidated calculation is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2013.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

19. Retirement Plans
The Company maintains an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the savings plan, participating employees may contribute a portion of their pre-tax earnings up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the savings plan in its sole discretion. The Company's total expense related to the 401(k) plan was $3.3 million, $3.3 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
20. Commitments and Contingencies
Litigation
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. The Company continuously assesses the potential liability related to the Company’s pending litigation and revises its estimates when additional information becomes available. Below is a list of material legal proceedings to which the Company or its subsidiaries is a party.
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
The final audit report contained audit findings, in each case for the period July 1, 2006 through June 30, 2007, which are applicable to award year 2006-2007. Each finding was accompanied by one or more recommendations to the Department's Office of Federal Student Aid (the “FSA”). Ashford University provided the FSA a detailed response to OIG’s final audit report in February 2011. In June 2011, in connection with two of the six findings, the FSA requested that Ashford University conduct a file review of the return to Title IV calculations for all Title IV recipients who withdrew from distance education programs during the 2006-2007 award year. The institution cooperated with the request and supplied the information within the time frame required. If the FSA were to determine to assess a monetary liability or commence other administrative action, Ashford University would have an opportunity to contest the assessment or proposed action through administrative proceedings, with the right to seek review of any final administrative action in the federal courts.
The outcome of this audit is uncertain at this point because of the many questions of fact and law that may arise. At present, the Company cannot reasonably estimate a range of loss for this action based on the information available to the Company. Accordingly, the Company has not accrued any liability associated with this matter.
Iowa Attorney General Civil Investigation of Ashford University
In February 2011, Ashford University received from the Attorney General of the State of Iowa (“Iowa Attorney General”) a Civil Investigative Demand and Notice of Intent to Proceed (“CID”) relating to the Iowa Attorney General’s investigation of whether certain of the university's business practices comply with Iowa consumer laws. Pursuant to the CID, the Iowa Attorney General has requested documents and detailed information for the time period January 1, 2008 to present. On June 24, 2013, October 25, 2013, and February 10, 2014, representatives from the Company and Ashford University met with the Iowa Attorney General to discuss the status of the investigation and the Iowa Attorney General’s allegations against the Company which had been communicated to the Company several weeks prior to the June 24th meeting. During these meetings, the Iowa Attorney General and Ashford University also discussed the general framework of a potential resolution of the Iowa Attorney General’s allegations, which involves several components including injunctive relief, nonmonetary remedies and restitution. Ashford University is cooperating with the investigation and continuing to discuss the potential resolution of the Iowa Attorney

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

General’s allegations. Accordingly, the Company estimates that a reasonable range of loss for this matter is between $6.2 million and $9.5 million. The Company has accrued $9.0 million, which represents its best estimate of a potential resolution, including restitution, the cost of non-monetary remedies and future legal costs.
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
California Attorney General Investigation of For-Profit Educational Institutions
In January 2013, the Company received from the Attorney General of the State of California (“CA Attorney General”) an Investigative Subpoena relating to the CA Attorney General’s investigation of for-profit educational institutions. Pursuant to the Investigative Subpoena, the CA Attorney General has requested documents and detailed information for the time period March 1, 2009 to present. On July 24, 2013, the CA Attorney General filed a petition to enforce certain categories of the Subpoena related to recorded calls and electronic marketing data. On September 25, 2013, we reached an agreement with the CA Attorney General to produce certain categories of the documents requested in the petition and stipulated to continue the hearing on the petition to enforce from October 3, 2013 to January 9, 2014. On January 13, 2014, the Company received a second Investigative Subpoena from the CA Attorney General requesting additional documents and information for the time period March 1, 2009 through the current date. The Company cannot predict the eventual scope, duration or outcome of the investigation at this time. As a result, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
Securities Class Action
On July 13, 2012, a securities class action complaint was filed in the U.S. District Court for the Southern District of California by Donald K. Franke naming the Company, Andrew Clark, Daniel Devine and Jane McAuliffe as defendants for allegedly making false and materially misleading statements regarding the Company’s business and financial results, specifically the concealment of accreditation problems at Ashford University. The complaint asserts a putative class period stemming from May 3, 2011 to July 6, 2012. A substantially similar complaint was also filed in the same court by Luke Sacharczyk on July 17, 2012 making similar allegations against the Company, Andrew Clark and Daniel Devine. The Sacharczyk complaint asserts a putative class period stemming from May 3, 2011 to July 12, 2012. Finally, on July 26, 2012, another purported securities class action complaint was filed in the same court by David Stein against the same defendants based upon the same general set of allegations and class period. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek unspecified monetary relief, interest, and attorneys’ fees.
On October 22, 2012, the Sacharczyk and Stein actions were consolidated with the Franke action and the Court appointed the City of Atlanta General Employees Pension Fund and the Teamsters Local 677 Health Services & Insurance Plan as lead plaintiffs. A consolidated complaint was filed on December 21, 2012 and the Company filed a motion to dismiss on February 19, 2013. On September 13, 2013, the Court granted the motion to dismiss with leave to amend for alleged misrepresentations relating to Ashford University’s quality of education, the WASC accreditation process, and the Company’s financial forecasts. The Court denied the motion to dismiss for alleged misrepresentations concerning Ashford University’s persistence rates. The plaintiff did not file an amended complaint by the October 31, 2013 deadline and therefore the case is now proceeding to discovery.
The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. At present, the Company cannot reasonably estimate a range of loss for this action based on the information available to the Company. Accordingly, the Company has not accrued any liability associated with this action.
Shareholder Derivative Actions
In re Bridgepoint, Inc. Shareholder Derivative Action
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
On October 11, 2012, the Adolph-Laroche action was consolidated with the Martinez action and the case is now entitled In re Bridgepoint, Inc. Shareholder Derivative Action. A consolidated complaint was filed on December 18, 2012 and the defendants filed a motion to stay the case while the underlying securities class action is pending. The motion was granted by the Court on April 11, 2013. A status conference was held on October 10, 2013, during which the Court ordered the stay

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

continued for the duration of discovery in the securities class action, but permitted the plaintiff to receive copies of any discovery responses served in the underlying securities class action.
Cannon v. Clark, et al.
On November 1, 2013, a shareholder derivative complaint was filed in the U.S. District Court for the Southern District of California by James Cannon. In the complaint, the plaintiff asserts a derivative claim on the Company's behalf against certain of its current officers and directors. The complaint is entitled Cannon v. Clark, et al. and is substantially similar to the previously filed California State Court derivative action now entitled In re Bridgepoint, Inc. Shareholder Derivative Action. In the complaint, plaintiff generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. The complaint seeks unspecified monetary relief and disgorgement on behalf of the Company, as well as other equitable relief and attorneys' fees. Pursuant to a stipulation among the parties, on January 6, 2014, the Court ordered the case stayed during discovery in the underlying securities class action, but permitted the plaintiff to receive copies of any discovery responses served in the underlying securities class action.
Di Giovanni v. Clark, et al., and Craig-Johnston v. Clark, et al.
On December 9, 2013, two nearly identical shareholder derivative complaints were filed in the United States District Court for the Southern District of California. The complaints assert derivative claims on our behalf against the members of our board of directors as well as against Warburg Pincus & Co., Warburg Pincus LLC, Warburg Pincus Partners LLC, and Warburg Pincus Private Equity VIII, L.P. The two lawsuits are captioned Di Giovanni v. Clark, et al., and Craig-Johnston v. Clark, et al. The complaints allege that all of the defendants breached their fiduciary duties and were unjustly enriched and that the individual defendants wasted corporate assets in connection with the tender offer commenced by the Company on November 13, 2013. The lawsuits seek unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees.
Klein v. Clark, et al.
On January 9, 2014, a shareholder derivative complaint was filed in the Superior Court of the State of California in San Diego. The complaint asserts derivative claims on our behalf against the members of our board of directors as well as against Warburg Pincus & Co., Warburg Pincus LLC, Warburg Pincus Partners LLC, and Warburg Pincus Private Equity VIII, L.P. The lawsuit is captioned Klein v. Clark, et al. The complaint alleges that all of the defendants breached their fiduciary duties and were unjustly enriched and that the individual defendants wasted corporate assets in connection with the tender offer commenced by the Company on November 13, 2013. The lawsuit seeks unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees.
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
In January 2012, the plaintiff filed a first amended complaint asserting similar claims and the same class period, and the defendants filed another motion to dismiss. In May 2012, the Court granted University of the Rockies’ motion to dismiss and granted in part and denied in part the motion to dismiss filed by the Company and Ashford University. The Court also granted the plaintiff leave to file a second amended complaint. In August 2012, the plaintiff filed a second amended complaint asserting similar claims and the same class period. The second amended complaint seeks unspecified monetary relief, disgorgement of all profits, various other equitable relief, and attorneys’ fees. The defendants filed a motion to strike portions of the second amended complaint, which was granted in part and denied in part. On March 14, 2013, the Company filed a motion to deny class certification for students enrolled on or after May 2007 when Ashford University adopted a binding arbitration policy. On August 23, 2013, the Court denied the motion finding that although “some” absent class members in this case may have signed an enforceable arbitration agreement, this does not demonstrate an overbroad or

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

unascertainable class that forecloses certification at this stage of the proceedings. On September 23, 2013, the Court entered an order bifurcating discovery and permitting only class certification discovery to take place until the plaintiff’s motion for class certification, which is due to be filed on or before April 30, 2014, is decided.
The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. At present, the Company cannot reasonably estimate a range of loss for this action based on the information available to the Company. Accordingly, the Company has not accrued any liability associated with this action.
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
In January 2013, the Company received notice that the U.S. Department of Justice had declined to intervene in a qui tam complaint filed in the U.S. District Court for the Southern District of California by James Carter and Roger Lengyel under the Federal False Claims Act on July 2, 2010 and unsealed on January 2, 2013. The case is entitled United States of America, ex rel., James Carter and Roger Lengyel v. Bridgepoint Education, Inc., Ashford University. The qui tam complaint alleges, among other things, that since March 2005, the Company and Ashford University have violated the Federal False Claims Act by falsely certifying to the U.S. Department of Education that Ashford University was in compliance with federal rules regarding the payment of incentive compensation to enrollment personnel in connection with the institution's participation in Title IV programs. Pursuant to a stipulation between the parties, the relators filed an amended complaint on May 10, 2013. The amended complaint is substantially similar to the original complaint and seeks significant damages, penalties and other relief. On January 8, 2014, the Court denied the Company's motion to dismiss and the case is proceeding to discovery.
The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. At present, the Company cannot reasonably estimate a range of loss for this action based on the information available to the Company. Accordingly, the Company has not accrued any liability associated with this action.
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
On January 25, 2013, the Company filed motions to compel binding arbitration with the Court, which were granted on May 20, 2013. The parties subsequently agreed to settle all of the claims for an immaterial amount and as a result the cases are now concluded.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

21. Concentration of Risk
Concentration of Revenue
In 2013, Ashford University derived 85.6% and University of the Rockies derived 87.6% of their respective revenues (in each case calculated on a cash basis in accordance with applicable Department regulations) from students whose source of funding is through Title IV programs. See Note 18, “Regulatory-The “90/10” Rule.” Title IV programs are subject to political and budgetary considerations and are subject to extensive and complex regulations. The Company's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potentially adverse actions including a suspension, limitation, or termination proceeding, which could have a material adverse effect on the Company's enrollments, revenues and results of operations.
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
22. Quarterly Results of Operations (Unaudited)
The following tables set forth unaudited results of operations and certain operating data for each quarter during 2013 and 2012. The Company believes that the information reflects all adjustments necessary to present fairly the information below. Basic and diluted earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per common share information may not equal annual basic and diluted earnings per common share.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2013
Revenue	$221,984	$197,574	$185,612	$163,453
Operating income (loss)	43,420	16,028	12,851	(11,856)
Net income (loss)	26,967	10,368	10,135	(6,460)
Earnings (loss) per common share:
Basic	$0.50	$0.19	$0.19	$(0.12)
Diluted	0.49	0.19	0.18	(0.12)

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2012
Revenue	$250,437	$256,302	$252,076	$209,356
Operating income	50,629	68,782	47,109	28,944
Net income	31,971	43,258	29,820	18,372
Earnings per common share:
Basic	$0.61	$0.82	$0.56	$0.34
Diluted	0.57	0.77	0.53	0.33
23. Subsequent Events
On February 10, 2014, representatives from the Company and Ashford University met with the Iowa Attorney General to discuss the status of the investigation and the Iowa Attorney General’s allegations against the Company. During this meeting, the Iowa Attorney General and Ashford University discussed the general framework of a potential resolution of the Iowa Attorney General’s allegations. For additional information, see Note 20, “Commitments and Contingencies - Iowa Attorney General Civil Investigation of Ashford University.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.
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
Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Prior Material Weakness and Remediation
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

The previous material weakness in internal control over financial reporting related to not maintaining effective internal controls over the accounting for accounts receivable. Specifically, we determined 1) that the process for estimating the allowance for doubtful accounts in 2012 was not designed to appropriately incorporate all relevant qualitative factors and 2) that accounts receivable aging was not correct. These control deficiencies resulted in the revision of the Company's consolidated financial statements for the year ended December 31, 2012 related to the accounting for the valuation of the Company's accounts receivable.
We committed to remediating the control deficiencies that constituted the material weakness by implementing changes to our internal control over financial reporting. Throughout 2013, we took actions to improve in the area of accounts receivable including:

•	implementing additional oversight and review;

•	performing additional analytical procedures, including detailed analysis of the accounts receivable aging, and of the allowance for doubtful accounts as a percentage of the receivables;

•	gathering insights from operational personnel to ensure a better understanding of account balances and reasons for fluctuations;

•	looking at other internal and external factors potentially impacting receivable balances at a more disaggregated level;

•	implementing a look-back analysis to ensure that historical estimates remain appropriate;

•	monitoring the receivable sub-populations to ensure a deeper understanding of how student behavior at the institutions affects related receivable balances; and

•	engaging a third party to review historical percentage methodology.
We will continue to maintain appropriate focus on this critical accounting area going forward. We believe these measures have remediated the identified control deficiencies and strengthen internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
See Part I, Item 1, “Business-Executive Officers of the Registrant,” which information is incorporated herein by reference.
The information required by this item regarding our directors and corporate governance matters is included under the captions “Proposal 1-Election of Directors” and “Corporate Governance” in the Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013 (the “2014 Proxy Statement”) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item is included under the captions “Corporate Governance-Director Compensation” and “Executive Compensation” in the 2014 Proxy Statement and incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance-Director Independence” in the 2014 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item is included under the caption “Proposal 2-Ratification of Independent Registered Public Accounting Firm” in the 2014 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)    The following documents are included as part of this Annual Report on Form 10-K:
(1)    Financial Statements.
(2)    Financial Statement Schedules.
All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.
(3)    Exhibits.

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
		Acquisition Agreements
2.1		Purchase and Sale Agreement dated December 3, 2004, as amended, among The Franciscan University of the Prairies, the Sisters of St. Francis and the registrant.		X	S-1	2.1	February 17, 2009
2.2		Asset Purchase and Sale Agreement dated September 12, 2007 between the Colorado School of Professional Psychology and the registrant.		X	S-1	2.2	February 17, 2009
		Charter Documents and Instruments Defining Rights of Security Holders
3.1		Fifth Amended and Restated Certificate of Incorporation.		X	10-Q	3.1	May 21, 2009
3.2		Second Amended and Restated Bylaws.		X	S-1	3.4	March 20, 2009
4.1		Specimen of Stock Certificate.		X	S-1	4.1	March 30, 2009
4.2		Second Amended and Restated Registration Rights Agreement dated August 26, 2009 among the registrant and the other persons named therein.		X	S-1	4.4	September 4, 2009
		Employee Benefit Plans
10.1	*	Amended and Restated 2005 Stock Incentive Plan.		X	S-1	10.1	December 22, 2008
10.2	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Founders.		X	S-1	10.2	February 17, 2009
10.3	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Charlene Dackerman, Jane McAuliffe, Ross Woodard and other non-executive employees.		X	S-1	10.3	February 17, 2009
10.4	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Andrew S. Clark, Daniel J. Devine, Rodney T. Sheng and Christopher L. Spohn.		X	S-1	10.4	February 17, 2009
10.5	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Robert Hartman.		X	S-1	10.12	February 17, 2009
10.6	*	Amended and Restated 2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Charlene Dackerman, Jane McAuliffe, Ross Woodard and other non-executive employees.		X	8-K	10.13	January 12, 2010
10.7	*	Amended and Restated 2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Andrew S. Clark, Daniel J. Devine, Rodney T. Sheng and Christopher L. Spohn.		X	8-K	10.14	January 12, 2010
10.8	*	Amended and Restated 2005 Stock Incentive Plan-Amendment to Stock Option Award		X	S-1	10.33	March 30, 2009

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.9	*	Amended and Restated 2009 Stock Incentive Plan.		X	8-K	10.1	May 16, 2013
10.10	*	Amended and Restated 2009 Stock Incentive Plan-Form of Nonstatutory Stock Option Agreement for Executives and Senior Management.		X	S-8	99.4	May 13, 2009
10.11	*	Amended and Restated 2009 Stock Option Plan - Form of Nonstatutory Stock Option Agreement (effective March 2011).		X	10-Q	10.3	May 3, 2011
10.12	*	Amended and Restated 2009 Stock Incentive Plan-Form of Incentive Stock Option Agreement for Executives and Senior Management.		X	S-8	99.5	May 13, 2009
10.13	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (Deferred Settlement).		X	8-K	99.1	June 27, 2011
10.14	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (General).		X	8-K	99.2	June 27, 2011
10.15	*	Form of Non-Plan Stock Option Agreement		X	S-8	99.6	May 13, 2009
10.16	*	Form of Compensatory Warrant Agreement.		X	S-1	4.1	March 20, 2009
10.17	*	Amended and Restated Employee Stock Purchase Plan.		X	8-K	99.1	March 22, 2010
10.18	*	Bridgepoint Education Nonqualified Deferred Compensation Plan		X	10-Q	10.7	May 3, 2010
		Agreements with Executive Officers, Directors and Warburg Pincus
10.19	*	Employment Agreement between Andrew S. Clark and the registrant.		X	S-1	10.24	March 20, 2009
10.20	*	Employment Agreement between Daniel J. Devine and the registrant.		X	S-1	10.25	March 20, 2009
10.21	*	Employment Agreement between Rodney T. Sheng and the registrant.		X	S-1	10.27	March 20, 2009
10.22	*	Offer Letter to Diane Thompson.		X	S-1	10.28	March 20, 2009
10.23	*	Offer Letter to Thomas Ashbrook.		X	S-1	10.29	March 20, 2009
10.24	*	Offer Letter to Douglas C. Abts.		X	10-K	10.23	March 2, 2011
10.25	*	Executive Severance Plan.		X	S-1	10.31	March 20, 2009
10.26	*	Form of Severance Agreement under the Executive Severance Plan.		X	S-1	10.32	March 20, 2009
10.27	*	Offer Letter to Dale Crandall.		X	S-1	10.30	March 20, 2009
10.28	*	Offer Letter to Marye Anne Fox.		X	10-K	10.30	March 7, 2012
10.29	*	Offer Letter to Andrew Miller.		X	10-K	10.31	March 7, 2012
10.30	*	Form of Indemnification Agreement for Executive Officers and Directors (before January 1, 2012).		X	S-1	10.8	December 22, 2008
10.31	*	Form of Indemnification Agreement (after January 1, 2012).		X	10-K	10.33	March 7, 2012
10.32	*	Stock Ownership Guidelines (after December 31, 2011 and prior to May 14, 2013).		X	10-K	10.34	March 7, 2012
10.33	*	Stock Ownership Guidelines (effective May 14, 2013).	X
10.34		Nominating Agreement between Warburg Pincus and the registrant.		X	S-1	10.11	February 17, 2009
		Bank Documents
10.35		Credit Agreement dated January 29, 2010 with Comerica Bank		X	8-K	99.1	February 3, 2010
10.36		Revolving Credit Note dated January 29, 2010 with Comerica Bank		X	8-K	99.2	February 3, 2010
10.37		Security Agreement dated January 29, 2010 with Comerica Bank		X	8-K	99.3	February 3, 2010
10.38		First Amendment to Loan Documents with Comerica Bank dated July 30, 2010		X	10-Q	10.1	August 3, 2010
10.39		Second Amendment to Loan Documents with Comerica Bank dated August 6, 2010.		X	10-Q	10.2	November 2, 2010
10.40		Third Amendment to Loan Documents with Comerica Bank dated December 1, 2010.		X	10-K	10.39	March 2, 2011
10.41		Fourth Amendment to Loan Documents with Comerica Bank, dated May 2, 2011.		X	10-Q	10.1	August 2, 2011
10.42		Fifth Amendment to Loan Documents with Comerica Bank, dated January 27, 2012.		X	10-K	10.43	March 7, 2012
10.43		Sixth Amendment to Loan Documents with Comerica Bank, dated March 30, 2012.		X	10-Q	10.6	May 1, 2012

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.44		Amended and Restated Revolving Credit Agreement with Comerica Bank, dated as of April 13, 2012.		X	10-Q	10.1	August 7, 2012
		Material Real Estate Leases
10.45	†	Office Lease dated January 31, 2008 with Kilroy Realty, L.P., as amended by the First Amendment thereto dated December 1, 2008, related to the premises located at 13480 Evening Creek Drive North, San Diego, California.		X	S-1	10.15	April 13, 2009
10.46	†	Second Amendment to Office Lease dated June 3, 2009, with Kilroy Realty L.P., related to the premises located at 13480 Evening Creek Drive North, Sand Diego, California.		X	10-Q	10.2	August 11, 2009
10.47	†	Office Lease and Sublease Agreements, related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	S-1	10.16	April 13, 2009
10.48	†	First Amendment to Office Lease dated March 12, 2010, with Kilroy Realty, L.P., related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	10-Q	10.5	May 3, 2010
10.49	†	Second Amendment to Office Lease with Kilroy Realty, L.P., dated February 29, 2012, related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	10-Q	10.5	May 1, 2012
10.50	†	Office Lease dated June 26, 2009, with Kilroy Realty, L.P., related to the premises located at 13520 Evening Creek Drive North, San Diego, California.		X	10-Q	10.1	August 11, 2009
10.51	†	Standard Form Modified Gross Office Lease dated October 22, 2008, and addendum, with Sunroad Centrum Office I, L.P. related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	S-1	10.17	March 2, 2009
10.52	†	First Amendment to Standard Form Modified Gross Office Lease dated September 16, 2011, with Sunroad Centrum Office I, L.P., related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	10-Q	10.4	December 16, 2011
10.53	†	Office Lease dated February 28, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-Q	10.1	May 3, 2011
10.54	†	Commencement Date Memorandum and First Amendment to Office Lease dated November 18, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-K	10.55	March 7, 2012
10.55	†	Lease dated August 8, 2011, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.3	November 1, 2011
10.56	†	First Amendment dated June 28, 2012, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.2	August 7, 2012
		Material Strategic Agreements
10.57	†	Master Services and License Agreement dated September 29, 2009, with eCollege.com		X	8-K	99.1	October 1, 2009
10.58	†	First Addendum to Master Services and License Agreement dated November 9, 2009 with eCollege.com		X	10-K	10.45	March 2, 2010
10.59	†	Second Addendum to Master Services and License Agreement dated December 15, 2009 with eCollege.com		X	10-K	10.46	March 2, 2010
10.60	†	Third Addendum to Master Services and License Agreement dated January 12, 2010 with eCollege.com		X	10-K	10.47	March 2, 2010
10.61	†	Fourth Addendum to Master Services and License Agreement dated October 14, 2010 with eCollege.com		X	10-K	10.54	March 2, 2011
10.62	†	Software License Agreement and Campuscare Support Agreement between Campus Management Corp. and the registrant.		X	S-1	10.21	March 30, 2009
10.63	†	Addenda to Software License Agreement with Campus Management Corp. dated June 29, 2009.		X	10-Q	10.5	August 11, 2009
10.64	†	Addendum to CampusCare Maintenance and Support Agreement dated February 11, 2011 with Campus Management Corporation.		X	10-Q	10.2	May 3, 2011
10.65	†	CampusCare Maintenance and Support Renewal dated December 28, 2011, with Campus Management Corp.		X	10-K	10.67	March 7, 2012
10.66	†	Addendum to Software License Agreement with Campus Management Corp. dated June 29, 2012.		X	10-K	10.72	March 12, 2013

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.67	†	Addendum to CampusCare Support Agreement dated June 29, 2012 with Campus Management Corporation.		X	10-K	10.73	March 12, 2013
10.68	†	CampusCare Maintenance and Support Renewal dated December 10, 2012, with Campus Management Corp.	X
10.69	†	CampusCare Maintenance and Support Renewal dated October 24, 2013, with Campus Management Corp.	X
10.70		General Services Agreement dated January 1, 2009 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-K	10.68	March 7, 2012
10.71		Amendment One to General Services Agreement dated July 14, 2011 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-Q	10.4	August 2, 2011
10.72	†	Amendment One to Task Order One (Central Financial Aid Processing) dated January 2, 2012 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-K	10.70	March 7, 2012
10.73		General Services Agreement dated January 1, 2009 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-K	10.71	March 7, 2012
10.74		Amendment One to General Services Agreement dated July 15, 2011 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-Q	10.5	August 2, 2011
10.75	†	Amendment One to Task Order One (Central Financial Aid Processing) dated January 2, 2012 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-K	10.73	March 7, 2012
10.76	†	License Agreement dated October 31, 2013 between Forbes Education Holdings, Bridgepoint Education, Inc. and Ashford University, LLC.	X
		Code of Ethics
14.1		Amended and Restated Code of Ethics		X	8-K	14.1	December 1, 2009
		Subsidiaries
21.1		List of subsidiaries of the registrant.		X	10-K	21.1	March 12, 2013
		Consent and Power of Attorney
23.1		Consent of independent registered public accounting firm.	X
24.1		Power of Attorney (included on signature page).		X	10-K	24.1	March 12, 2013
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
The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 17, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets as of December 31, 2013, and December 31, 2012; (ii) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011 (iv) the Consolidated Statements Stockholder's Equity for the three years ended December 31, 2013; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Annual Consolidated Financial Statements.
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
Dated: March 17, 2014
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

Name	Title	Date
/s/ ANDREW S. CLARK	CEO and President (Principal Executive Officer) and a Director	March 17, 2014
Andrew S. Clark

/s/ DANIEL J. DEVINE	Chief Financial Officer (Principal Financial Officer)	March 17, 2014
Daniel J. Devine

/s/ RUSSELL SAKAMOTO	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 17, 2014
Russell Sakamoto

/s/ RYAN CRAIG	Director	March 17, 2014
Ryan Craig

/s/ DALE CRANDALL	Director	March 17, 2014
Dale Crandall

/s/ PATRICK T. HACKETT	Director	March 17, 2014
Patrick T. Hackett

/s/ MARYE ANNE FOX	Director	March 17, 2014
Marye Anne Fox

/s/ ROBERT HARTMAN	Director	March 17, 2014
Robert Hartman

/s/ ADARSH SARMA	Director	March 17, 2014
Adarsh Sarma