Form 10-Q/A
period 2013-03-31
Bridgepoint Education Inc
filed 2014-08-04
CIK 1305323

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

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q/A

EXPLANATORY NOTE
The Registrant is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (“Original Filing”) to: (i) restate management's conclusions regarding disclosure controls and procedures as of March 31, 2013; (ii) add discussion of the risk factors associated with the material weaknesses in internal control over financial reporting as of March 31, 2013; and (iii) reissue the consolidated financial statements for the periods listed below to reflect the changes in revenue recognition and the correct classification of restricted cash resulting from the material weaknesses.
The Registrant is restating its condensed consolidated balance sheet as of March 31, 2013, and its condensed consolidated statement of income, condensed consolidated statement of comprehensive income, condensed consolidated statement of stockholders' equity and condensed consolidated statement of cash flow for the three months ended March 31, 2013. The Registrant is also revising its condensed consolidated balance sheet as of December 31, 2012, and its condensed consolidated statement of income, condensed consolidated statement of comprehensive income, condensed consolidated statement of stockholders' equity and condensed consolidated statement of cash flow for the three months ended March 31, 2012.
Accordingly, the Registrant hereby amends and replaces in their entirety Items 1, 2, and 4 in Part I, and Items 1A and 6 in Part II in the Original Filing. For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified where necessary to reflect the restatement and revisions.
The Registrant has concluded that there are two material weaknesses in internal control over financial reporting, related to revenue recognition and restricted cash, as the Registrant did not maintain effective controls over the selection and application of accounting principles generally accepted in the United States (“GAAP”). Specifically, the members of the Registrant’s management with the requisite level of accounting knowledge, experience and training commensurate with the Registrant’s financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. Accordingly, management has determined that the Registrant's disclosure controls and procedures were not effective as of March 31, 2013.
As required by Rule 12b-15, the Registrant's principal executive officer and principal financial officer are providing new currently dated certifications. Accordingly, the Registrant hereby amends Item 6 in Part II in the Original Filing to reflect the filing of the new certifications.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of March 31, 2013	As of December 31, 2012
ASSETS	(As restated)
Current assets:
Cash and cash equivalents	$275,533	$208,971
Restricted cash	41,094	46,994
Investments	111,838	136,967
Accounts receivable, net	51,835	54,487
Student loans receivable, net	880	556
Deferred income taxes	15,524	15,490
Prepaid expenses and other current assets	25,245	20,053
Total current assets	521,949	483,518
Property and equipment, net	94,930	95,966
Investments	96,475	121,738
Student loans receivable, net	13,788	14,416
Goodwill and intangibles, net	11,471	10,739
Deferred income taxes	13,701	13,706
Other long-term assets	2,206	2,330
Total assets	$754,520	$742,413
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,901	$4,588
Accrued liabilities	58,801	44,640
Deferred revenue and student deposits	140,969	175,057
Total current liabilities	206,671	224,285
Rent liability	25,798	25,173
Other long-term liabilities	10,610	9,759
Total liabilities	243,079	259,217
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both March 31, 2013, and December 31, 2012	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 61,416 issued and 54,109 outstanding at March 31, 2013; 61,406 issued and 54,099 outstanding at December 31, 2012	614	614
Additional paid-in capital	155,336	151,709
Retained earnings	490,891	466,224
Accumulated other comprehensive income	173	222
Treasury stock, 7,307 shares at cost at both March 31, 2013, and December 31, 2012	(135,573)	(135,573)
Total stockholders' equity	511,441	483,196
Total liabilities and stockholders' equity	$754,520	$742,413
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
	(As restated)
Revenue	$212,986	$241,433
Costs and expenses:
Instructional costs and services	97,028	81,202
Admissions advisory and marketing	57,543	90,042
General and administrative	18,739	25,314
Total costs and expenses	173,310	196,558
Operating income	39,676	44,875
Other income, net	837	740
Income before income taxes	40,513	45,615
Income tax expense	15,846	17,181
Net income	$24,667	$28,434
Earnings per share:
Basic	$0.46	$0.55
Diluted	0.45	0.51
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	54,129	52,008
Diluted	55,001	56,203
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
	(As restated)
Net income	$24,667	$28,434
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	(49)	634
Comprehensive income	$24,618	$29,068
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2012	61,406	$614	$151,709	$466,224	$222	$(135,573)	$483,196
Stock-based compensation	—	—	3,623	—	—	—	3,623
Exercise of stock options	10	—	101	—	—	—	101
Excess tax benefit of option exercises, net of tax shortfall	—	—	(97)	—	—	—	(97)
Net income (as restated)	—	—	—	24,667	—	—	24,667
Unrealized losses on investments, net of tax	—	—	—	—	(49)	—	(49)
Balance at March 31, 2013 (as restated)	61,416	$614	$155,336	$490,891	$173	$(135,573)	$511,441
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
	(As restated)
Cash flows from operating activities
Net income	$24,667	$28,434
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	13,040	13,418
Depreciation and amortization	4,831	4,095
Amortization of premium/discount	1,407	2,125
Stock-based compensation	3,623	2,497
Excess tax benefit of option exercises	—	(3,588)
Changes in operating assets and liabilities:
Restricted cash	5,900	(5,028)
Accounts receivable	(10,229)	(37,153)
Prepaid expenses and other current assets	(5,656)	32
Student loans receivable	(133)	(3,214)
Other long-term assets	124	1,944
Accounts payable and accrued liabilities	16,213	24,691
Deferred revenue and student deposits	(33,747)	3,723
Other liabilities	1,476	3,345
Net cash provided by operating activities	21,516	35,321
Cash flows from investing activities
Capital expenditures	(2,994)	(7,236)
Purchases of investments	(108)	(36,573)
Capitalized curriculum development costs	(1,369)	(1,638)
Sales and maturities of investments	49,416	28,923
Net cash provided by (used in) investing activities	44,945	(16,524)
Cash flows from financing activities
Proceeds from exercise of stock options	101	813
Excess tax benefit of option exercises	—	3,588
Net cash provided by financing activities	101	4,401
Net increase in cash and cash equivalents	66,562	23,198
Cash and cash equivalents at beginning of period	208,971	80,207
Cash and cash equivalents at end of period	$275,533	$103,405
Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$673	$1,465
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
Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on August 1, 2014. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company's condensed consolidated financial position, results of operations and cash flows as of and for the periods presented.
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
Restatement/Revision of Previously Issued Financial Statements
The Company has restated its consolidated balance sheet as of December 31, 2013, and its consolidated statement of income, consolidated statement of comprehensive income, consolidated statement of stockholders' equity and consolidated statement of cash flow for the year ended December 31, 2013, as well as for the quarterly periods during that fiscal year. The Company has also revised its consolidated balance sheet as of December 31, 2012, and its consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders' equity and consolidated statements of cash flow for the years ended December 31, 2012 and 2011, as well as for the quarterly periods during 2012. During the reporting of the first quarter of 2014, the Company had identified misapplications of GAAP as it related to the accounting for revenue recognition and the classification of restricted cash. Specifically on the revenue recognition, the process for analyzing the collectibility assertion was not designed to reassess collectibility, throughout the period revenue was recognized by the Company's institutions on a student-by-student basis. As a result, the Company identified adjustments, relating to revenue, provision for bad debts, accounts receivable and restricted cash balances, which should have been recognized during the prior periods.
The following tables present the impact of the corrections on the previously reported unaudited consolidated quarterly financial information for each of the quarters in the fiscal years ended December 31, 2013 and 2012. The “As Reported” column in the tables below reflects balances previously reported by the Company in its quarterly reports on Form 10-Q or

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

annual report on Form 10-K for fiscal year 2013, which include revised 2012 balances. The “As Reclassified” column shows the impact of immaterial reclassifications made by the Company to reflect changes in presentation retrospectively, including (i) the reclassification of amortization for capitalized curriculum costs from general and administrative costs to instructional costs and services on its consolidated statements of income and (ii) the reclassification of current net student loans receivable to its own line item on the consolidated balance sheets. The “As Restated” column for 2013 and the “As Revised” column for 2012 reflects final adjusted balances after the related restatement or revision, as well as previously identified immaterial adjustments.
The following tables for fiscal year 2013 are presented in thousands, except per share data:

	As Reported	As Reclassified	As Restated	As Reported	As Reclassified	As Restated
Consolidated balance sheet data:	March 31, 2013			June 30, 2013
Cash and cash equivalents	$316,267	-	$275,533	$363,121	-	$322,578
Restricted cash	$—	-	$41,094	$—	-	$40,543
Accounts receivable, net	$69,352	$68,472	$51,835	$60,502	$58,895	$43,393
Student loans receivable, net, current	$—	$880	$880	$—	$1,607	$1,607
Deferred income taxes, current	$10,970	-	$15,524	$11,020	-	$15,573
Prepaid expenses and other current assets	$21,445	-	$25,245	$20,294	-	$23,891
Total current assets	$530,232	-	$521,949	$541,747	-	$534,395
Student loans receivable, net, non-current	$14,524	-	$13,788	-	-	-
Deferred income taxes, non-current	$13,262	-	$13,701	$13,306	-	$13,746
Total assets	$763,100	-	$754,520	$761,992	-	$755,080
Accrued liabilities	$56,707	-	$58,801	$45,089	-	$48,336
Deferred revenue and student deposits	-	-	-	$135,865	-	$134,634
Total current liabilities	$204,577	-	$206,671	$188,315	-	$190,331
Total liabilities	$240,985	-	$243,079	$225,222	-	$227,238
Retained earnings	$501,565	-	$490,891	$511,933	-	$503,005
Total stockholders’ equity	$522,115	-	$511,441	$536,770	-	$527,842
Total liabilities and stockholders’ equity	$763,100	-	$754,520	$761,992	-	$755,080

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	As Reported	As Reclassified	As Restated	As Reported	As Reclassified	As Restated
Consolidated balance sheet data:	September 30, 2013			December 31, 2013
Cash and cash equivalents	$431,762	-	$392,299	$249,472	-	$212,526
Restricted cash	$—	-	$39,463	$—	-	$36,946
Accounts receivable, net	$51,123	$49,441	$41,842	$28,565	-	$22,953
Student loans receivable, net, current	$—	$1,682	$1,682	-	-	-
Deferred income taxes, current	$11,033	-	$15,586	$15,232	-	$16,683
Prepaid expenses and other current assets	$16,057	-	$19,072	$21,369	-	$21,563
Total current assets	$545,196	-	$545,165	$381,582	-	$377,615
Deferred income taxes, non-current	$13,284	-	$13,724	-	-	-
Total assets	$765,190	-	$765,599	$573,979	-	$570,012
Accrued liabilities	$43,567	-	$48,828	$54,756	-	$54,290
Total current liabilities	$179,336	-	$184,597	$192,742	-	$192,276
Total liabilities	$214,375	-	$219,636	$225,940	-	$225,474
Retained earnings	$522,068	-	$517,216	$515,608	-	$512,107
Total stockholders’ equity	$550,815	-	$545,963	$348,039	-	$344,538
Total liabilities and stockholders’ equity	$765,190	-	$765,599	$573,979	-	$570,012

	As Reported	As Reclassified	As Restated	As Reported	As Reclassified	As Restated
	Three Months Ended
Consolidated statement of income data:	March 31, 2013			June 30, 2013
Revenue	$221,984	-	$212,986	$197,574	-	$193,470
Instructional costs and services	$101,646	$102,282	$97,028	$106,045	$106,812	$99,603
General and administrative	$19,375	$18,739	$18,739	$17,919	$17,152	$17,152
Total costs and expenses	$178,564	-	$173,310	$181,546	-	$174,337
Operating income	$43,420	-	$39,676	$16,028	-	$19,133
Other income, net	$818	-	$837	$1,031	-	$748
Income before income taxes	$44,238	-	$40,513	$17,059	-	$19,881
Income tax expense	$17,271	-	$15,846	$6,691	-	$7,767
Net income	$26,967	-	$24,667	$10,368	-	$12,114
Basic earnings per share	$0.50	-	$0.46	$0.19	-	$0.22
Diluted earnings per share	$0.49	-	$0.45	$0.19	-	$0.22

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	As Reported	As Reclassified	As Restated	As Reported	As Reclassified	As Restated
	Three Months Ended
Consolidated statement of income data:	September 30, 2013			December 31, 2013
Revenue	$185,612	-	$182,768	$163,453	-	$162,225
Instructional costs and services	$92,204	$93,079	$83,562	$93,755	-	$90,541
General and administrative	$16,050	$15,175	$15,175	-	-	-
Total costs and expenses	$172,761	-	$163,244	$175,309	-	$172,095
Operating income (loss)	$12,851	-	$19,524	$(11,856)	-	$(9,870)
Income (loss) before income taxes	$13,638	-	$20,310	$(11,146)	-	$(9,159)
Income tax expense (benefit)	$3,503	-	$6,099	$(4,686)	-	$(4,050)
Net income (loss)	$10,135	-	$14,211	$(6,460)	-	$(5,109)
Basic earnings (loss) per share	$0.19	-	$0.26	$(0.12)	-	$(0.10)
Diluted earnings (loss) per share	$0.18	-	$0.25	$(0.12)	-	$(0.10)

	As Reported	As Reclassified	As Restated	As Reported	As Reclassified	As Restated
	Year to Date Period Ended
Consolidated statement of income data:	March 31, 2013			June 30, 2013
Revenue	$221,984	-	$212,986	$419,558	-	$406,456
Instructional costs and services	$101,646	$102,282	$97,028	$207,691	$209,094	$196,631
General and administrative	$19,375	$18,739	$18,739	$37,294	$35,891	$35,891
Total costs and expenses	$178,564	-	$173,310	$360,110	-	$347,647
Operating income	$43,420	-	$39,676	$59,448	-	$58,809
Other income, net	$818	-	$837	$1,849	-	$1,585
Income before income taxes	$44,238	-	$40,513	$61,297	-	$60,394
Income tax expense	$17,271	-	$15,846	$23,962	-	$23,613
Net income	$26,967	-	$24,667	$37,335	-	$36,781
Basic earnings per share	$0.50	-	$0.46	$0.69	-	$0.68
Diluted earnings per share	$0.49	-	$0.45	$0.67	-	$0.66
Consolidated statement of cash flow data:
Net income	$26,967	-	$24,667	$37,335	-	$36,781
Provision for bad debts	$18,294	-	$13,040	$36,865	-	$24,403
Amortization of premium/ discount	$1,005	-	$1,407	$3,100	-	$2,165
Restricted cash	$—	-	$5,900	$—	-	$6,451
Accounts receivable	$(19,381)	-	$(10,229)	$(28,744)	-	$(13,222)
Prepaid expenses and other current assets	$(1,635)	-	$(5,656)	$(96)	-	$(4,110)
Student loans receivable	$281	-	$(133)	-	-	-
Accounts payable and accrued liabilities	$14,119	-	$16,213	$2,153	-	$5,400
Deferred revenue and student deposits	$(34,088)	-	$(33,747)	$(39,192)	-	$(39,996)
Cash flows from operating activities	$15,616	-	$21,516	$32,273	-	$38,724

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	As Reported	As Reclassified	As Restated	As Reported	As Reclassified	As Restated
	Year to Date Period Ended
Consolidated statement of income data:	September 30, 2013			December 31, 2013
Revenue	$605,170	-	$589,224	$768,623	-	$751,449
Instructional costs and services	$299,895	$302,173	$280,193	$395,928	-	$370,734
General and administrative	$53,344	$51,066	$51,066	-	-	-
Total costs and expenses	$532,871	-	$510,891	$708,180	-	$682,986
Operating income	$72,299	-	$78,333	$60,443	-	$68,463
Other income, net	$2,636	-	$2,371	$3,346	-	$3,082
Income before income taxes	$74,935	-	$80,704	$63,789	-	$71,545
Income tax expense	$27,465	-	$29,712	$22,779	-	$25,662
Net income	$47,470	-	$50,992	$41,010	-	$45,883
Basic earnings per share	$0.88	-	$0.94	$0.76	-	$0.85
Diluted earnings per share	$0.85	-	$0.91	$0.74	-	$0.83
Consolidated statement of cash flow data:
Net income	$47,470	-	$50,992	$41,010	-	$45,883
Provision for bad debts	$53,649	-	$31,670	$72,313	-	$47,119
Amortization of premium/discount	$3,596	-	$2,662	$3,559	-	$2,624
Deferred income taxes	-	-	-	$(10,506)	-	$(6,962)
Restricted cash	$—	-	$7,531	$—	-	$10,048
Accounts receivable	$(36,056)	-	$(18,826)	$(34,348)	-	$(15,973)
Prepaid expenses and other current assets	$3,395	-	$(155)	$(2,411)	-	$(2,607)
Accounts payable and accrued liabilities	$3,699	-	$8,960	$13,687	-	$13,220
Deferred revenue and student deposits	$(48,610)	-	$(48,160)	-	-	-
Cash flows from operating activities	$54,277	-	$61,808	$75,538	-	$85,586

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables for fiscal year 2012 are presented in thousands, except per share data:

	As Reported +	As Reclassified	As Revised	As Reported +	As Reclassified	As Revised
Consolidated balance sheet data:	March 31, 2012			June 30, 2012
Cash and cash equivalents	$162,148	-	$103,405	$180,425	-	$123,901
Restricted cash	$25	-	$58,768	$—	-	$56,524
Accounts receivable, net	$91,129	$90,708	$75,846	$91,139	$90,620	$74,826
Student loan receivables, net	$—	$421	$421	$—	$519	$519
Deferred income taxes, current	$5,441	-	$8,235	$5,442	-	$8,235
Prepaid expenses and other current assets	$17,864	-	$18,367	22,966	-	25,105
Total current assets	$441,169	-	$429,604	$459,764	-	$448,902
Student loan receivables, net, non-current	$12,065	-	$11,035	$14,998	-	$14,232
Deferred income taxes, non-current	$10,805	-	$11,604	$10,810	-	$11,608
Total assets	$682,447	-	$670,651	$723,119	-	$712,289
Accrued liabilities	$66,755	-	$64,595	$54,650	-	$54,006
Total current liabilities	$260,575	-	$258,415	$248,012	-	$247,368
Total liabilities	$289,296	-	$287,136	$279,333	-	$278,689
Retained earnings	$383,148	-	$373,512	$426,406	-	$416,220
Total stockholders’ equity	$393,151	-	$383,515	$443,786	-	$433,600
Total liabilities and stockholders’ equity	$682,447	-	$670,651	$723,119	-	$712,289

	As Reported +	As Reclassified	As Revised	As Reported +	As Reclassified	As Revised
Consolidated balance sheet data:	September 30, 2012			December 31, 2012
Cash and cash equivalents	$181,577	-	$131,501	$255,965	-	$208,971
Restricted cash	$—	-	$50,076	$—	-	$46,994
Accounts receivable, net	$99,919	$99,386	$84,178	$67,371	-	$54,487
Student loan receivables, net	$—	$533	$533	-	-	-
Deferred income taxes, current	$5,313	-	$8,106	$10,936	-	$15,490
Prepaid expenses and other current assets	$22,722	-	$22,944	19,810	-	20,053
Total current assets	$452,515	-	$440,322	$491,605	-	$483,518
Student loan receivables, net	$14,992	-	$14,291	$15,143	-	$14,416
Deferred income taxes, non-current	$10,752	-	$11,550	$13,266	-	$13,706
Total assets	$736,099	-	$724,003	$750,787	-	$742,413
Accrued liabilities	$52,313	-	$50,044	-	-	-
Total current liabilities	$231,925	-	$229,656	-	-	-
Total liabilities	$265,565	-	$263,296	-	-	-
Retained earnings	$456,226	-	$446,399	$474,598	-	$466,224
Total stockholders’ equity	$470,534	-	$460,707	$491,570	-	$483,196
Total liabilities and stockholders’ equity	$736,099	-	$724,003	$750,787	-	$742,413

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	As Reported +	As Reclassified	As Revised	As Reported +	As Reclassified	As Revised
	Three Months Ended
Consolidated statement of income data:	March 31, 2012			June 30, 2012
Revenue	$250,437	-	$241,433	$256,302	-	$249,534
Instructional costs and services	$84,224	$84,453	$81,202	$85,279	$85,579	$79,719
General and administrative	$25,542	$25,314	$25,314	$15,047	$14,747	$14,747
Total costs and expenses	$199,808	-	$196,558	$187,520	-	$181,660
Operating income	$50,629	-	$44,875	$68,782	-	$67,874
Other income, net	$683	-	$740	$854	-	$883
Income before income taxes	$51,312	-	$45,615	$69,636	-	$68,757
Income tax expense	$19,341	-	$17,181	$26,378	-	$26,049
Net income	$31,971	-	$28,434	$43,258	-	$42,708
Basic earnings per share	$0.61	-	$0.55	$0.82	-	$0.81
Diluted earnings per share	$0.57	-	$0.51	$0.77	-	$0.76

	As Reported +	As Reclassified	As Revised	As Reported +	As Reclassified	As Revised
	Three Months Ended
Consolidated statement of income data:	September 30, 2012			December 31, 2012
Revenue	$252,076	-	$245,917	$209,356	-	$206,521
Instructional costs and services	$90,986	$91,362	$84,666	$102,034	$102,607	$97,485
General and administrative	$17,247	$16,870	$16,870	$13,139	$12,566	$12,566
Total costs and expenses	$204,967	-	$198,270	$180,412	-	$175,290
Operating income	$47,109	-	$47,647	$28,944	-	$31,231
Other income, net	$955	-	$996	$878	-	$912
Income before income taxes	$48,064	-	$48,643	$29,822	-	$32,143
Income tax expense	$18,244	-	$18,464	$11,450	-	$12,318
Net income	$29,820	-	$30,179	$18,372	-	$19,825
Basic earnings per share	$0.56	-	$0.57	$0.34	-	$0.37
Diluted earnings per share	$0.53	-	$0.54	$0.33	-	$0.36

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	As Reported +	As Reclassified	As Revised	As Reported +	As Reclassified	As Revised
	Year to Date Period Ended
Consolidated statement of income data:	March 31, 2012			June 30, 2012
Revenue	$250,437	-	$241,433	$506,739	-	$490,967
Instructional costs and services	$84,224	$84,453	$81,202	$169,503	$170,032	$160,921
General and administrative	$25,542	$25,314	$25,314	$40,589	$40,061	$40,061
Total costs and expenses	$199,808	-	$196,558	$387,328	-	$378,218
Operating income	$50,629	-	$44,875	$119,411	-	$112,749
Other income, net	$683	-	$740	$1,537	-	$1,623
Income before income taxes	$51,312	-	$45,615	$120,948	-	$114,372
Income tax expense	$19,341	-	$17,181	$45,719	-	$43,230
Net income	$31,971	-	$28,434	$75,229	-	$71,142
Basic earnings per share	$0.61	-	$0.55	$1.44	-	$1.36
Diluted earnings per share	$0.57	-	$0.51	$1.34	-	$1.27
Consolidated statement of cash flow data:
Net income	$31,971	-	$28,434	$75,229	-	$71,142
Provision for bad debts	$16,669	-	$13,418	$33,401	-	$24,289
Amortization of premium/discount	$1,754	-	$2,125	$3,594		$4,470
Restricted cash	$—	-	$(5,028)	$—	-	$(2,809)
Accounts receivable	$(46,053)	-	$(37,153)	$(62,501)	-	$(46,772)
Prepaid expenses and other current assets	$(459)	-	$32	$(5,084)	-	$(6,806)
Student loans receivable	$(2,399)		$(3,214)	$(5,626)		$(6,666)
Accounts payable and accrued liabilities	$26,851	-	$24,691	$18,492	-	$17,847
Cash flows from operating activities	$40,350	-	$35,321	$76,806	-	$73,996

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	As Reported +	As Reclassified	As Revised	As Reported +	As Reclassified	As Revised
	Year to Date Period Ended
Consolidated statement of income data:	September 30, 2012			December 31, 2012
Revenue	$758,815	-	$736,884	$968,171	-	$943,405
Instructional costs and services	$260,489	$261,394	$245,587	$364,001	-	$343,072
General and administrative	$57,836	$56,931	$56,931	-	-	-
Total costs and expenses	$592,295	-	$576,488	$772,707	-	$751,778
Operating income	$166,520	-	$160,396	$195,464	-	$191,627
Other income, net	$2,492	-	$2,619	$3,370	-	$3,531
Income before income taxes	$169,012	-	$163,015	$198,834	-	$195,158
Income tax expense	$63,963	-	$61,694	$75,413	-	$74,012
Net income	$105,049	-	$101,321	$123,421	-	$121,146
Basic earnings per share	$2.00	-	$1.93	$2.33	-	$2.29
Diluted earnings per share	$1.87	-	$1.81	$2.21	-	$2.17
Consolidated statement of cash flow data:
Net income	$105,049	-	$101,321	$123,421	-	$121,146
Provision for bad debts	$52,418	-	$36,610	$73,696	-	$52,767
Deferred income taxes	-	-	-	$(9,972)	-	$(11,373)
Amortization of premium/discount	$5,384		$6,922	$6,805		$8,992
Restricted cash	$—	-	$3,639	$—	-	$6,721
Accounts receivable	$(90,188)	-	$(68,357)	$(81,577)	-	$(62,333)
Prepaid expenses and other current assets	$(3,982)	-	$(4,548)	$(1,056)	-	$(2,387)
Student loans receivable	$(5,730)		$(6,729)	$(3,778)		$(5,742)
Accounts payable and accrued liabilities	$19,363	-	$17,094	-	-	-
Deferred revenue and student deposits	-	-	-	$(10,389)	-	$(3,921)
Cash flows from operating activities	$93,588	-	$97,226	$143,185	-	$149,905
+ Tables above reflecting the revision for fiscal year 2012 are after the effects of the pre-existing revision and reclassifications described below in Footnote 2 "2012 Revision of Previously Issued Financial Statements" and in Footnote 3 "Reclassification."
2012 Revision of Previously Issued Financial Statements
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012
Consolidated balance sheet data:
Accounts receivable, net	$92,853	$91,129	$99,617	$91,139	$111,010	$99,919	$75,177	$67,927
Deferred income taxes	-	-	-	-	-	-	$8,228	$10,936
Total current assets	$442,893	$441,169	$468,242	$459,764	$463,606	$452,515	$496,147	$491,605
Total assets	$684,171	$682,447	$731,597	$723,119	$747,190	$736,099	$755,329	$750,787
Accrued liabilities	$67,409	$66,755	$57,858	$54,650	$56,609	$52,313	-	-
Total current liabilities	$261,229	$260,575	$251,220	$248,012	$236,121	$231,925	-	-
Total liabilities	$289,950	$289,296	$282,541	$279,333	$269,761	$265,565	-	-
Retained earnings	$384,218	$383,148	$431,676	$426,406	$463,121	$456,226	$479,140	$474,598
Total stockholders’ equity	$394,221	$393,151	$449,056	$443,786	$477,429	$470,534	$496,112	$491,570
Total liabilities and stockholders’ equity	$684,171	$682,447	$731,597	$723,119	$747,190	$736,099	$755,329	$750,787
	Three Months Ended
	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012
Consolidated statement of income data:
Instructional costs and services (1)	$82,500	$84,224	$78,525	$85,279	$88,373	$90,986	$105,875	$102,034
Total costs and expenses	$198,084	$199,808	$180,766	$187,520	$202,354	$204,967	$184,253	$180,412
Operating income	$52,353	$50,629	$75,536	$68,782	$49,722	$47,109	$25,103	$28,944
Income before income taxes	$53,036	$51,312	$76,390	$69,636	$50,677	$48,064	$25,980	$29,822
Income tax expense	$19,995	$19,341	$28,932	$26,378	$19,232	$18,244	$9,962	$11,450
Net income	$33,041	$31,971	$47,458	$43,258	$31,445	$29,820	$16,019	$18,372
Earnings per share:
Basic	$0.64	$0.61	$0.90	$0.82	$0.59	$0.56	$0.30	$0.34
Diluted	$0.59	$0.57	$0.84	$0.77	$0.56	$0.53	$0.29	$0.33
	Year to Date Period Ended
	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012
Consolidated statement of income data:
Instructional costs and services (1)	$82,500	$84,224	$161,025	$169,503	$249,398	$260,489	$355,273	$362,523
Total costs and expenses	$198,084	$199,808	$378,850	$387,328	$581,204	$592,295	$765,457	$772,707
Operating income	$52,353	$50,629	$127,889	$119,411	$177,611	$166,520	$202,714	$195,464
Income before income taxes	$53,036	$51,312	$129,426	$120,948	$180,103	$169,012	$206,084	$198,834
Income tax expense	$19,995	$19,341	$48,927	$45,719	$68,159	$63,963	$78,121	$75,413
Net income	$33,041	$31,971	$80,499	$75,229	$111,944	$105,049	$127,963	$123,421
Earnings per share:
Basic	$0.64	$0.61	$1.54	$1.44	$2.13	$2.00	$2.42	$2.33
Diluted	$0.59	$0.57	$1.43	$1.34	$2.00	$1.87	$2.29	$2.21
Consolidated statement of cash flow data:
Net income	$33,041	$31,971	$80,499	$75,229	$111,944	$105,049	$127,963	$123,421
Provision for bad debts	$14,945	$16,669	$24,923	$33,401	$41,327	$52,418	$66,446	$73,696
Deferred income taxes	-	-	-	-	-	-	$(7,264)	$(9,972)
Accounts payable and accrued liabilities	$27,505	$26,851	$21,700	$18,492	$23,559	$19,363	-	-
(1) The amounts in the “as reported” column for instructional costs and services above reflect reclassified amounts for each respective period. For additional information, see also Note 3, “Reclassification.”

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Restricted Cash
Restricted cash primarily represents funds held for students from Title IV financial aid program funds that result in credit balances on a student’s account. Restricted cash is excluded from cash and cash equivalents on our condensed consolidated balance sheets and statements of cash flows. Changes in restricted cash are included in cash flows from operating activities on our consolidated statements of cash flows, as these restricted funds are closely related to the Company's operational activity. Our restricted cash is primarily held in money market accounts.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Revenue and Deferred Revenue
The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, our fees or price is fixed or determinable, and collectibility is reasonably assured. The Company's revenue consists of tuition, technology fees, course digital materials and other miscellaneous fees. Tuition revenue is deferred and recognized on a straight-line basis over the applicable period of instruction net of scholarships and expected refunds, with the exception of an online student's first course, per degree level, at Ashford University. Effective in the fourth quarter of 2012, an online student's first course per degree level at Ashford University falls under a three-week conditional admission period in which the revenue is deferred until the student matriculates into the course.
The Company's institutions' online students generally enroll in a program that encompasses a series of five to six-week courses which are taken consecutively over the length of the program. With the exception of those students under conditional admission, the online students are billed on a payment period basis on the first day of class. The Company's institutions' campus-based students enroll in a program that encompasses a series of nine-week or 16-week courses. Campus-based students are billed at the beginning of each term. The Company assesses collectibility at the start of a student’s payment period (generally five courses for undergraduates and four courses for graduates) for the courses in that payment period.
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
For those students under conditional admission, the student is not obligated for payment until after their conditional admission period has lapsed, so there is no required refund. For all subsequent courses, the Company records a provision for expected refunds and reduces revenue for the amount that is expected to be subsequently refunded. Provisions for expected refunds have not been material to any period presented. If a student withdraws from a program prior to a specified date, a portion of such student's tuition is refunded, subject to certain state requirements which require a pro rata refund. The Company reassess collectibility throughout the period revenue is recognized by the Company's institutions, on a student-by-student basis. The Company reassess collectibility based upon new information and changes in facts and circumstances relevant to a student's ability to pay. For example, the Company reassesses collectibility when a student drops from the institution (i.e., is no longer enrolled) and when a student attends a course that was not included in the initial assessment at the start of a student’s payment period.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
For additional information, see also Note 2, “Summary of Significant Accounting Policies - 2012 Revision of Previously Issued Financial Statements.”
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
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
	(As restated)
Numerator:
Net income	$24,667	$28,434
Denominator:
Weighted average number of common shares outstanding	54,129	52,008
Effect of dilutive options and restricted stock units	778	3,932
Effect of dilutive warrants	94	263
Diluted weighted average number of common shares outstanding	55,001	56,203
Earnings per share:
Basic earnings per share	$0.46	$0.55
Diluted earnings per share	$0.45	$0.51
For the periods indicated below, the computation of dilutive common shares outstanding excludes certain options to purchase shares of common stock because their effect was anti-dilutive.

	Three Months Ended March 31,
(in thousands)	2013	2012
Options	5,478	81

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Significant Balance Sheet Accounts
Receivables, Net
Receivables, net, consist of the following (in thousands):

	As of March 31, 2013	As of December 31, 2012
	(As restated)
Accounts receivable	$86,483	$85,953
Less allowance for doubtful accounts	(34,648)	(31,466)
Accounts receivable, net	$51,835	$54,487

Long term:
Student loans receivable (non-tuition related)	$9,237	$9,704
Student loans receivable (tuition related)	6,426	6,568
Student loans receivable	15,663	16,272
Less allowance for doubtful accounts	(1,875)	(1,856)
Student loans receivable, net	$13,788	$14,416
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
The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the three months ended March 31, 2013	$(31,466)	$13,021	$9,839	$(34,648)
For the three months ended March 31, 2012	(24,688)	13,865	8,457	(30,096)

Allowance for long term student loans receivable (tuition related):
For the three months ended March 31, 2013	$(1,856)	$19	$—	$(1,875)
For the three months ended March 31, 2012	(2,030)	(447)	—	(1,583)

(1)	Deductions represent accounts written off, net of recoveries.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of March 31, 2013	As of December 31, 2012
	(As restated)
Prepaid expenses	$10,454	$9,367
Prepaid licenses	4,525	5,864
Prepaid insurance	3,389	1,134
Interest receivable	2,267	2,221
Other current assets	4,610	1,467
Total prepaid expenses and other current assets	$25,245	$20,053
Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	As of March 31, 2013	As of December 31, 2012
Land	$7,091	$7,091
Buildings and building improvements	25,510	25,430
Furniture, office equipment and software	88,663	85,709
Leasehold improvements	23,880	23,756
Vehicles	147	147
Total property and equipment	145,291	142,133
Less accumulated depreciation and amortization	(50,361)	(46,167)
Total property and equipment, net	$94,930	$95,966
Goodwill and Intangibles, Net
Goodwill and intangibles, net, consist of the following (in thousands):

	As of March 31, 2013	As of December 31, 2012
Goodwill and indefinite-lived intangibles	$3,424	$3,424

Definite-lived intangible assets	$11,347	$9,978
Less accumulated amortization	(3,300)	(2,663)
Definite-lived intangible assets, net	8,047	7,315

Total goodwill and intangibles, net	$11,471	$10,739
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of March 31, 2013	As of December 31, 2012
	(As restated)
Accrued salaries and wages	$12,770	$11,585
Accrued bonus	3,573	1,603
Accrued vacation	9,606	8,993
Accrued expenses	18,886	15,924
Accrued income taxes payable	13,966	6,535
Total accrued liabilities	$58,801	$44,640
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consist of the following (in thousands):

	As of March 31, 2013	As of December 31, 2012
Deferred revenue	$38,818	$44,967
Student deposits	102,151	130,090
Total deferred revenue and student deposits	$140,969	$175,057
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
10. Income Taxes
The Company's current estimated annual effective income tax rate that has been applied to normal, recurring operations for the three months ended March 31, 2013, was 38.3%. The Company's effective income tax rate was also 39.1% for the three months ended March 31, 2013. The effective rate for the three months ended March 31, 2013 differed from the Company's estimated annual effective tax rate due to the impact of discrete items on the Company's income before the provision for income taxes, particularly increases to gross unrecognized tax benefits and related accrued interest.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following Management's Discussions and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with our condensed consolidated financial statements and related notes in Part I, Item 1 of this report. For additional context with which to understand our financial condition and results of operations, see the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on August 1, 2014, as well as the consolidated financial statements and related notes contained therein.
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
Restatement/Revision of Previously Issued Consolidated Financial Statements
The Company is restating its consolidated balance sheet as of December 31, 2013, and its consolidated statement of income, consolidated statement of comprehensive income, consolidated statement of stockholders' equity and consolidated statement of cash flow for the year ended December 31, 2013, as well as the quarterly periods during that fiscal year. The Company is also revising its consolidated balance sheet as of December 31, 2012, and its consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders' equity and consolidated statements of cash flow for the years ended December 31, 2012 and 2011, as well as for all the quarterly periods included in 2012.
During the reporting of the first quarter of 2014, as part of a comment letter process with the Securities and Exchange Commission (“SEC”), the Company identified misapplications of GAAP as it related to the accounting for revenue recognition and the classification of restricted cash. Specifically on the revenue recognition, the process for analyzing the collectibility assertion was not designed to reassess collectibility on a student-by-student basis throughout the period revenue was recognized by the Company's institutions. As a result, the Company has changed its revenue recognition policy and has identified adjustments, relating to revenue, provision for bad debts, accounts receivable, which should have been recognized during the prior periods, and restricted cash balances, which should have been presented differently during the prior periods.
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

	Three Months Ended March 31,
	2013	2012
Consolidated Statement of Income Data:	(unaudited)
Revenue	$212,986	$241,433
Operating Income	39,676	44,875

Consolidated Other Data:
Period end enrollment (1)
Online	77,716	93,730
Campus	1,066	1,133
Total	78,782	94,863

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
Liquidity and capital resources and anticipated capital expenditures
We have financed our operating activities and capital expenditures during 2013 and 2012 primarily through cash provided by operating activities. At March 31, 2013, we had cash, cash equivalents, restricted cash and investments totaling $524.9 million and no long-term debt. Based on our current level of operations and anticipated growth in enrollments, we believe that our cash flow from operating activities, our existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. For the year ending December 31, 2013, we expect capital expenditures to be approximately $26.0 million.
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
Critical Accounting Policies and Use of Estimates
For the three months ended March 31, 2013, the material changes to the critical accounting policies and estimates discussed in “MD&A-Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on August 1, 2014 are discussed below.
Revenue recognition
We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, our fees or price is fixed or determinable, and collectibility is reasonably assured. The majority of our revenue comes from tuition revenue and is shown net of scholarships and refunds. Tuition revenue is recognized on a straight-line basis over the applicable period of instruction, with the exception of an online student's first course, per degree level, at Ashford University. Effective in the fourth quarter of 2012, an online student's first course per degree level at Ashford University falls under a three-week conditional admission period in which the revenue is deferred until the student matriculates into the course.
Our institutions' online students generally enroll in a program that encompasses a series of five to six-week courses that are taken consecutively over the length of the program. With the exception of those students under conditional admission, online students are billed on a payment period basis on the first day of a class. Our institutions' traditional campus-based students enroll in a program that encompasses a series of nine-week or 16-week courses. These students are billed at the beginning of each term. We assess collectibility at the start of a student’s payment period (generally five courses for undergraduates and four courses for graduates) for the courses in that payment period.
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
If a student withdraws from a program prior to certain dates, the student is entitled to a refund of a portion of tuition, depending on the date the student last attended a class. For those students under conditional admission, the student is not obligated for payment until after their conditional admission period has lapsed, so there is no required refund. For all subsequent courses, if an online student drops a class and the student's last date of attendance was in the first week of class, the student receives a full refund of the tuition for that class. If an online student drops a class and the last date of attendance was in the second week of the class, the student receives a refund of 50% of the tuition for that class. If an online student drops a class and the student's last date of attendance was after the second week of the class, the student is not entitled to a refund. We monitor student attendance in online courses through activity in the online program associated with that course. After two weeks have passed without attendance in a class by the student, the student is presumed to have dropped the course as of the last date of attendance, and the student's tuition is automatically refunded to the extent the student is entitled to a refund based on the refund policy above, subject to certain state requirements which require a pro rata refund. We estimate expected refunds based on historical refund rates and record a provision to reduce revenue for the amount that is expected to be refunded. Refunds issued by us for services that have been provided in a prior period have not historically been material. Future changes in the rate of student withdrawals may result in a change to expected refunds and would be accounted for prospectively as a change in estimate. We reassess collectibility throughout the period revenue is recognized by the Company's institutions, on a student-by-student basis. We reassess collectibility based upon new information and changes in facts and circumstances relevant to a student's ability to pay. For example, we reassess collectibility when a student drops from the institution (i.e., is no longer enrolled) and when a student attends a course that was not included in the initial assessment at the start of a student’s payment period.
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

Results of Operations
The following table sets forth the condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2013	2012
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	45.6	33.6
Admissions advisory and marketing	27.0	37.3
General and administrative	8.8	10.5
Total costs and expenses	81.4	81.4
Operating income	18.6	18.6
Other income, net	0.4	0.3
Income before income taxes	19.0	18.9
Income tax expense	7.4	7.1
Net income	11.6%	11.8%
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Revenue.    Our revenue for the three months ended March 31, 2013, was $213.0 million, representing a decrease of $28.4 million, or 11.8%, as compared to revenue of $241.4 million for the three months ended March 31, 2012. This decrease was primarily due to the enrollment decline of 17.0%, from 94,863 students at March 31, 2012, to 78,782 students at March 31, 2013. We earned technology fees of $9.1 million for the three months ended March 31, 2013, representing 4.3% of total revenue during the period, compared to technology fees of $15.8 million for the three months ended March 31, 2012, representing 6.5% of total revenue during that period. The decline in technology fees between periods is primarily due to the decline in new student enrollments between periods, and the change in technology fee structure for Ashford University. Effective January 1, 2013, Ashford University eliminated the one-time technology fee it currently charges students and replaced it with a per course charge. The overall decrease in revenue was partially offset by an increase due to the 3% tuition increase effective April 1, 2012.
Instructional costs and services.    Our instructional costs and services for the three months ended March 31, 2013, were $97.0 million, representing an increase of $15.8 million, or 19.5%, as compared to instructional costs and services of $81.2 million for the three months ended March 31, 2012. Specific increases between periods were direct compensation in the areas of academic management, financial aid support and student services of $6.7 million, support services of $4.6 million, facilities costs of $2.6 million, information technology costs of $1.9 million. These increases were offset by decreases in financial aid processing fees of $0.9 million, instructor fees of $0.7 million and bad debt expense of $0.4 million. Instructional costs and services increased, as a percentage of revenue, to 45.6% for the three months ended March 31, 2013, as compared to 33.6% for the three months ended March 31, 2012. The increase of 12.0%, as a percentage of revenue, included relative increases in direct compensation of 4.5%, support services of 2.5%, facilities of 1.6%, information technology costs of 1.2%, and instructor fees of 0.4%. As a percentage of revenue, bad debt expense was 6.1% for the three months ended March 31, 2013, compared to 5.6% for three months ended March 31, 2012. The increase in bad debt expense as a percentage of revenue is due to the timeliness issues related to the financial aid packaging and we are allocating more resources to address this issue.
Admissions advisory and marketing expenses.    Our admissions advisory and marketing expenses for the three months ended March 31, 2013, were $57.5 million, representing a decrease of $32.5 million, or 36.1%, as compared to admissions advisory and marketing expenses of $90.0 million for the three months ended March 31, 2012. Specific factors contributing to the overall decrease between periods were decreases in selling compensation of $14.8 million due to fewer admissions and related personnel, decreases in advertising costs of $6.4 million, information technology costs of $2.5 million, and facilities costs of $1.8 million. Our admissions advisory and marketing expenses, as a percentage of revenue, decreased to 27.0% for the three months ended March 31, 2013, from 37.3% for the three months ended March 31, 2012. The decrease of 10.3% as a percentage of revenue was mainly due to the relative decreases in selling compensation of 4.5%, advertising costs of 1.7%, information technology costs of 0.9% and facilities costs of 0.3%. Spending in the areas of admissions advisory and marketing is expected to increase during the year as we continue our branding efforts.
General and administrative expenses.    Our general and administrative expenses for the three months ended March 31, 2013, were $18.7 million, representing a decrease of $6.6 million, or 26.0%, as compared to general and administrative expenses of $25.3 million for the three months ended March 31, 2012. The overall decrease between periods was primarily due to the $10.8 million legal expense in the first quarter of 2012 that did not occur in the first quarter of 2013, as well as decreases in other administrative of $1.3 million. These decreases were offset by increases in support services of $2.4 million, administrative compensation of $0.8 million and professional fees of $0.6 million. Our general and administrative expenses, as a percentage of revenue, decreased to 8.8% for the three months ended March 31, 2013, from 10.5% for the three months ended March 31, 2012. The decrease of 1.7% as a percentage of revenue was primarily due to the decrease in the legal expense of 4.6%, offset by relative increases in administrative compensation of 0.9%, support services of 0.6%, and professional fees of 0.4%.
Other income, net.    Other income, net, was $0.8 million for the three months ended March 31, 2013, as compared to $0.7 million for the three months ended March 31, 2012, representing an increase of $0.1 million. The increase was primarily due to increased interest income on higher average cash balances.
Income tax expense.    We recognized income tax expense for the three months ended March 31, 2013 and 2012, of $15.8 million and $17.2 million, respectively, at effective tax rates of 39.1% and 37.7%, respectively. The increase in our effective tax rate between periods was primarily due to lower pre-tax income and certain non-recurring state tax items.
Net income.    Net income was $24.7 million for the three months ended March 31, 2013, compared to net income of $28.4 million for the three months ended March 31, 2012, a decrease of $3.7 million, as a result of the factors discussed above.
Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the three months ended March 31, 2013 and 2012, primarily through cash provided by operating activities. Our cash and cash equivalents were $275.5 million at March 31, 2013, and $209.0 million at December 31, 2012. At March 31, 2013, and December 31, 2012, we had investments of $208.3 million and $258.7 million, respectively.
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
Title IV funding
Our institutions derive the substantial majority of their respective revenues from various federal student financial assistance programs authorized under Title IV of the Higher Education Act. Our institutions are subject to significant regulatory scrutiny on the basis of numerous standards that the institutions must satisfy in order to participate in Title IV programs. For more information regarding Title IV programs and the regulation thereof, see “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K/A for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on August 1, 2014. The balance of revenues derived by our institutions is from military and government reimbursement, payments made in cash by individuals, reimbursement from corporate affiliates, private loans and internal loan programs.
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
Operating activities
Net cash provided by operating activities was $21.5 million and $35.3 million for the three months ended March 31, 2013 and 2012, respectively. The overall decrease of $13.8 million between the two periods was primarily related to the decrease in the growth of deferred revenue and student deposits of $37.5 million between periods, as well as the decrease of $3.8 million in net income between periods. These decreases to cash provided by operating activities were offset by the decrease in the growth of accounts receivable of $26.9 million between periods. We expect to continue to generate cash from our operating activities for the foreseeable future.
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
Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures, were not effective as of December 31, 2012 or March 31, 2013, because of the material weaknesses in our internal control over financial reporting described below.
Material weaknesses in internal control over financial reporting
In connection with the preparation of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A, we concluded that there were matters that constituted material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
Fiscal 2012 material weakness. We disclosed in Item 9A, Controls and Procedures of our annual report on Form 10-K/A, for the year ended December 31, 2012, that there were matters that constituted a material weakness in our internal control over financial reporting (the “2012 material weakness”), as we did not maintain effective internal controls over the accounting for accounts receivable. Specifically, we determined 1) that the process for estimating the allowance for doubtful accounts in 2012 was not designed to appropriately incorporate all relevant qualitative factors and 2) that accounts receivable aging was not correct. These control deficiencies resulted in the revision of the Company's consolidated financial statements for the year ended December 31, 2012 and each of the interim periods during fiscal year 2012 related to the accounting for the valuation of the Company's accounts receivable.
Fiscal 2013 material weaknesses. We disclosed in Item 9A, Controls and Procedures of our annual report on Form 10-K/A, for the year ended December 31, 2013, that there were matters that constituted material weaknesses in our internal control over financial reporting (the “2013 material weaknesses”). Our management has concluded that there are two material weaknesses in internal control over financial reporting in 2013, as we did not maintain effective controls over the selection and application of accounting principles generally accepted in the United States (“GAAP”) related to revenue recognition and restricted cash. Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. One control deficiency related to our failure to maintain effective internal controls over the accounting for revenue recognition. Specifically, the process for analyzing the collectibility criterion for revenue recognition was not designed to reassess collectibility, on a student-by-student basis, throughout the period revenue was recognized by the Company's institutions. This control deficiency resulted in the misstatement of our revenue, bad debt expense, and accounts receivables and related financial disclosures, and resulted in the restatement of the Company’s consolidated financial statements for the year 2013 and each of the quarters of 2013 and revision of the Company’s consolidated financial statements for the years 2012 and 2011 and each of the quarters of 2012 and 2011. The other control deficiency related to our failure to maintain effective internal controls over the presentation of certain funds as restricted cash. This control deficiency resulted in the misstatement of our cash and cash equivalents and restricted cash accounts, cash flow provided by operating activities on the consolidated statement of cash flows, and the related financial disclosures, resulted in the revision of the Company’s consolidated financial statements for the years 2013, 2012 and 2011 and each of the quarters of 2013, 2012 and 2011. Additionally, these control deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute individual material weaknesses.

Management's Remediation Plan
We are committed to remediating the control deficiencies that constitute the 2013 material weaknesses by implementing changes to our internal control over financial reporting. Our chief financial officer is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.
We plan to implement measures to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. We plan to achieve this primarily through additional training efforts as well as ensuring appropriate review of the related significant accounting policies by the members of management with the requisite level of knowledge, experience and training to appropriately apply GAAP. We plan to undertake additional review processes to ensure the related significant accounting policies are implemented and applied properly on a consistent basis throughout the Company. We believe these measures will remediate the control deficiencies. However, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine to take additional measures to address the control deficiencies.
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. Below is a list of certain material legal proceedings to which we or our subsidiaries are a party. For information regarding other material pending legal proceedings involving us and our subsidiaries, see “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K/A for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on August 1, 2014. Except as specified below, there have been no material developments with respect to any of such proceedings since the filing of such report.
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
Risks Related to Material Weaknesses In Internal Control Over Financial Reporting
We have identified material weaknesses in our internal control over financial reporting which have resulted in material misstatements in our previously issued financial statements. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results, which could adversely affect our stock price and result in an inability to maintain compliance with applicable stock exchange listing requirements.
We have concluded that there are material weaknesses in our internal control over financial reporting, as we did not maintain effective controls over the selection and application of accounting principles generally accepted in the United States ("GAAP") related to revenue recognition and restricted cash. Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. One material weakness related to our failure to maintain effective internal controls over the accounting for revenue recognition. Specifically, the process for analyzing the collectibility criterion for revenue recognition was not designed to reassess collectibility, on a student-by-student basis, throughout the period revenue was recognized by the Company's institutions. The other material weakness related to our failure to maintain effective internal controls over the presentation of certain funds as restricted cash. These material weaknesses have resulted in the restatement of our financial statements for the year ended December 31, 2013, as well as for the interim periods included in that fiscal year (the “Restated Periods”), and the revision of our financial statements for the the years ended December 31, 2012 and 2011, as well as for each of the interim periods during 2012 (the “Revised Periods”). Our management concluded that the Company’s previously issued financial statements for the Restated Periods should no longer be relied upon. In light of the errors, management re-evaluated its assessment of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2013 and concluded each was ineffective as of December 31, 2013. Our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Reports on Form 10-Q have been amended by an Amendments No. 1 on Forms 10-K/A and 10-Q/A, respectively, to reflect the restatement of our financial statements for the Restated Periods and the change in management’s conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2013.
Further, during 2012 we did not maintain effective internal controls over the accounting for accounts receivable, which also constituted a material weakness. With respect to this material weakness, we determined 1) that the process for estimating the allowance for doubtful accounts in 2012 was not designed to appropriately incorporate all relevant qualitative factors and 2) that accounts receivable aging was not correct.
Our management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2012, March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013 or March 31, 2014.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See also “Item 4. Controls and Procedures.” The existence of this issue could adversely affect us, our reputation or investors' perceptions of us. We plan to take additional measures to remediate the underlying causes of the material weaknesses. We plan to achieve this primarily through: (i) ensuring appropriate review of accounting policies and procedures related to reassessing the collectibility of funds owed by students during the period of revenue recognition and the definition of restricted cash by the members of management with the requisite level of knowledge, experience and training to appropriately apply GAAP, and (ii) making improvements in the accounting processes, including additional oversight and review, and performing additional analytical procedures. However, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weaknesses, we may determine to implement measures to address the control deficiencies. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight.
Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our measures may not prove to be successful in remediating these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results. In addition, if we are unable to successfully remediate the material weaknesses in our internal controls or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.
Risks Related to the Extensive Regulation of Our Business
Our institutions' failure to maintain accreditation would result in a loss of eligibility to participate in Title IV programs. Ashford University has been placed on Notice by its principal accreditor and its accreditation is under review.
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
Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common stock has fluctuated significantly in the past, and there is no assurance it will not continue to fluctuate significantly for a variety of reasons, including, without limitation:

•	a failure to remediate the control deficiencies that constitute the material weaknesses in our internal controls discussed in “Item 4. Controls and Procedures”;

•	developments regarding the accreditation or state licensing of our academic institutions, particularly Ashford University;

•	our quarterly or annual earnings or those of other companies in our industry;

•	public reaction to our press releases, corporate communications and SEC filings;

•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of other companies in our industry;

•	seasonal variations in our student enrollment;

•	new laws or regulations or new interpretations of laws or regulations applicable to our industry or business;

•	negative publicity, including government hearings and other public lawmaker or regulator criticism, regarding our industry or business;

•	changes in enrollment;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	litigation involving our company or investigations or audits by regulators into the operations of our company or our competitors;

•	sales of common stock by our directors, executive officers and significant stockholders; and

•	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events.
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
The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business or industry. If one or more of these analysts ceases coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrades our stock, whether as a result of any material weakness in our internal controls or other factors, or if our operating results do not meet their expectations, our stock price could decline.
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
2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (Non-Employee Director - Annual Grant) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 15, 2013)

10.2	+
2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (General - Annual Grant) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 15, 2013)

31.1
Certification of Andrew S. Clark, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
The following financial information from our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2013, filed with the SEC on August 1, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of March 31, 2013, and December 31, 2012; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) the Condensed Consolidated Statement of Stockholder's Equity for the three months ended March 31, 2013; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements.

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

BRIDGEPOINT EDUCATION, INC.

August 1, 2014	/s/ DANIEL J. DEVINE
Daniel J. Devine Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)