Form 10-Q/A
period 2013-06-30
Bridgepoint Education Inc
filed 2014-08-04
CIK 1305323

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

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q/A

EXPLANATORY NOTE
The Registrant is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) to its Quarterly Report on Form 10-Q for the three months ended June 30, 2013 (“Original Filing”) to: (i) restate management's conclusions regarding disclosure controls and procedures as of June 30, 2013; (ii) add discussion of the risk factors associated with the material weaknesses in internal control over financial reporting as of June 30, 2013; and (iii) reissue the consolidated financial statements for the periods listed below to reflect the changes in revenue recognition and the correct classification of restricted cash resulting from the material weaknesses.
The Registrant is restating its condensed consolidated balance sheet as of June 30, 2013, and its condensed consolidated statements of income, condensed consolidated statements of comprehensive income, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flow for the three and six months ended June 30, 2013. The Registrant is also revising its condensed consolidated balance sheet as of December 31, 2012, and its condensed consolidated statements of income, condensed consolidated statements of comprehensive income, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flow for the three and six months ended June 30, 2012.
Accordingly, the Registrant hereby amends and replaces in their entirety Items 1, 2, and 4 in Part I, and Items 1A and 6 in Part II in the Original Filing. For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified where necessary to reflect the restatement and revisions.
The Registrant has concluded that there are two material weaknesses in internal control over financial reporting, related to revenue recognition and restricted cash, as the Registrant did not maintain effective controls over the selection and application of accounting principles generally accepted in the United States (“GAAP”). Specifically, the members of the Registrant’s management with the requisite level of accounting knowledge, experience and training commensurate with the Registrant’s financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. Accordingly, management has determined that the Registrant's disclosure controls and procedures were not effective as of June 30, 2013.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of June 30, 2013	As of December 31, 2012
ASSETS	(As restated)
Current assets:
Cash and cash equivalents	$322,578	$208,971
Restricted cash	40,543	46,994
Investments	86,810	136,967
Accounts receivable, net	43,393	54,487
Student loans receivable, net	1,607	556
Deferred income taxes	15,573	15,490
Prepaid expenses and other current assets	23,891	20,053
Total current assets	534,395	483,518
Property and equipment, net	94,719	95,966
Investments	86,283	121,738
Student loans receivable, net	12,722	14,416
Goodwill and intangibles, net	11,686	10,739
Deferred income taxes	13,746	13,706
Other long-term assets	1,529	2,330
Total assets	$755,080	$742,413
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,361	$4,588
Accrued liabilities	48,336	44,640
Deferred revenue and student deposits	134,634	175,057
Total current liabilities	190,331	224,285
Rent liability	26,183	25,173
Other long-term liabilities	10,724	9,759
Total liabilities	227,238	259,217
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both June 30, 2013, and December 31, 2012	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 61,485 issued and 54,178 outstanding at June 30, 2013; 61,406 issued and 54,099 outstanding at December 31, 2012	615	614
Additional paid-in capital	159,776	151,709
Retained earnings	503,005	466,224
Accumulated other comprehensive income	19	222
Treasury stock, 7,307 shares at cost at both June 30, 2013, and December 31, 2012	(135,573)	(135,573)
Total stockholders' equity	527,842	483,196
Total liabilities and stockholders' equity	$755,080	$742,413
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(As restated)		(As restated)
Revenue	$193,470	$249,534	$406,456	$490,967
Costs and expenses:
Instructional costs and services	99,603	79,719	196,631	160,921
Admissions advisory and marketing	57,582	87,194	115,125	177,236
General and administrative	17,152	14,747	35,891	40,061
Total costs and expenses	174,337	181,660	347,647	378,218
Operating income	19,133	67,874	58,809	112,749
Other income, net	748	883	1,585	1,623
Income before income taxes	19,881	68,757	60,394	114,372
Income tax expense	7,767	26,049	23,613	43,230
Net income	$12,114	$42,708	$36,781	$71,142
Earnings per share:
Basic	$0.22	$0.81	$0.68	$1.36
Diluted	0.22	0.76	0.66	1.27
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	54,136	52,531	54,132	52,269
Diluted	55,634	56,233	55,488	56,203
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(As restated)		(As restated)
Net income	$12,114	$42,708	$36,781	$71,142
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	(154)	4	(203)	638
Comprehensive income	$11,960	$42,712	$36,578	$71,780
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2012	61,406	$614	$151,709	$466,224	$222	$(135,573)	$483,196
Stock-based compensation	—	—	7,443	—	—	—	7,443
Exercise of stock options	17	—	183	—	—	—	183
Excess tax benefit of option exercises, net of tax shortfall	—	—	(162)	—	—	—	(162)
Stock issued under employee stock purchase plan	62	1	603	—	—	—	604
Net income (as restated)	—	—	—	36,781	—	—	36,781
Unrealized losses on investments, net of tax	—	—	—	—	(203)	—	(203)
Balance at June 30, 2013 (as restated)	61,485	$615	$159,776	$503,005	$19	$(135,573)	$527,842
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2013	2012
	(As restated)
Cash flows from operating activities
Net income	$36,781	$71,142
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	24,403	24,289
Depreciation and amortization	10,338	8,384
Amortization of premium/discount	2,165	4,470
Deferred income taxes	—	(2)
Stock-based compensation	7,443	6,541
Excess tax benefit of option exercises	—	(5,625)
Loss on impairment of student loans receivable	292	—
Changes in operating assets and liabilities:
Restricted cash	6,451	(2,809)
Accounts receivable	(13,222)	(46,772)
Prepaid expenses and other current assets	(4,110)	(6,806)
Student loans receivable	3	(6,666)
Other long-term assets	801	2,071
Accounts payable and accrued liabilities	5,400	17,847
Deferred revenue and student deposits	(39,996)	1,987
Other liabilities	1,975	5,945
Net cash provided by operating activities	38,724	73,996
Cash flows from investing activities
Capital expenditures	(6,778)	(14,957)
Purchases of investments	(26,689)	(108,354)
Restricted cash	—	25
Capitalized curriculum development costs	(2,353)	(2,935)
Sales and maturities of investments	109,916	88,189
Net cash provided by (used in) investing activities	74,096	(38,032)
Cash flows from financing activities
Proceeds from exercise of stock options	183	1,396
Excess tax benefit of option exercises	—	5,625
Proceeds from the issuance of stock under employee stock purchase plan	604	707
Proceeds from the exercise of warrants	—	2
Net cash provided by financing activities	787	7,730
Net increase in cash and cash equivalents	113,607	43,694
Cash and cash equivalents at beginning of period	208,971	80,207
Cash and cash equivalents at end of period	$322,578	$123,901
Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$1,416	$1,036
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
The following tables for fiscal year 2013 are presented in thousands, except per share data:

	As Reported	As Reclassified	As Restated	As Reported	As Reclassified	As Restated
Consolidated balance sheet data:	March 31, 2013			June 30, 2013
Cash and cash equivalents	$316,267	-	$275,533	$363,121	-	$322,578
Restricted cash	$—	-	$41,094	$—	-	$40,543
Accounts receivable, net	$69,352	$68,472	$51,835	$60,502	$58,895	$43,393
Student loans receivable, net, current	$—	$880	$880	$—	$1,607	$1,607
Deferred income taxes, current	$10,970	-	$15,524	$11,020	-	$15,573
Prepaid expenses and other current assets	$21,445	-	$25,245	$20,294	-	$23,891
Total current assets	$530,232	-	$521,949	$541,747	-	$534,395
Student loans receivable, net, non-current	$14,524	-	$13,788	-	-	-
Deferred income taxes, non-current	$13,262	-	$13,701	$13,306	-	$13,746
Total assets	$763,100	-	$754,520	$761,992	-	$755,080
Accrued liabilities	$56,707	-	$58,801	$45,089	-	$48,336
Deferred revenue and student deposits	-	-	-	$135,865	-	$134,634
Total current liabilities	$204,577	-	$206,671	$188,315	-	$190,331
Total liabilities	$240,985	-	$243,079	$225,222	-	$227,238
Retained earnings	$501,565	-	$490,891	$511,933	-	$503,005
Total stockholders’ equity	$522,115	-	$511,441	$536,770	-	$527,842
Total liabilities and stockholders’ equity	$763,100	-	$754,520	$761,992	-	$755,080

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	As Reported	As Reclassified	As Restated	As Reported	As Reclassified	As Restated
Consolidated balance sheet data:	September 30, 2013			December 31, 2013
Cash and cash equivalents	$431,762	-	$392,299	$249,472	-	$212,526
Restricted cash	$—	-	$39,463	$—	-	$36,946
Accounts receivable, net	$51,123	$49,441	$41,842	$28,565	-	$22,953
Student loans receivable, net, current	$—	$1,682	$1,682	-	-	-
Deferred income taxes, current	$11,033	-	$15,586	$15,232	-	$16,683
Prepaid expenses and other current assets	$16,057	-	$19,072	$21,369	-	$21,563
Total current assets	$545,196	-	$545,165	$381,582	-	$377,615
Deferred income taxes, non-current	$13,284	-	$13,724	-	-	-
Total assets	$765,190	-	$765,599	$573,979	-	$570,012
Accrued liabilities	$43,567	-	$48,828	$54,756	-	$54,290
Total current liabilities	$179,336	-	$184,597	$192,742	-	$192,276
Total liabilities	$214,375	-	$219,636	$225,940	-	$225,474
Retained earnings	$522,068	-	$517,216	$515,608	-	$512,107
Total stockholders’ equity	$550,815	-	$545,963	$348,039	-	$344,538
Total liabilities and stockholders’ equity	$765,190	-	$765,599	$573,979	-	$570,012

	As Reported	As Reclassified	As Restated	As Reported	As Reclassified	As Restated
	Three Months Ended
Consolidated statement of income data:	March 31, 2013			June 30, 2013
Revenue	$221,984	-	$212,986	$197,574	-	$193,470
Instructional costs and services	$101,646	$102,282	$97,028	$106,045	$106,812	$99,603
General and administrative	$19,375	$18,739	$18,739	$17,919	$17,152	$17,152
Total costs and expenses	$178,564	-	$173,310	$181,546	-	$174,337
Operating income	$43,420	-	$39,676	$16,028	-	$19,133
Other income, net	$818	-	$837	$1,031	-	$748
Income before income taxes	$44,238	-	$40,513	$17,059	-	$19,881
Income tax expense	$17,271	-	$15,846	$6,691	-	$7,767
Net income	$26,967	-	$24,667	$10,368	-	$12,114
Basic earnings per share	$0.50	-	$0.46	$0.19	-	$0.22
Diluted earnings per share	$0.49	-	$0.45	$0.19	-	$0.22

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	As Reported	As Reclassified	As Restated	As Reported	As Reclassified	As Restated
	Three Months Ended
Consolidated statement of income data:	September 30, 2013			December 31, 2013
Revenue	$185,612	-	$182,768	$163,453	-	$162,225
Instructional costs and services	$92,204	$93,079	$83,562	$93,755	-	$90,541
General and administrative	$16,050	$15,175	$15,175	-	-	-
Total costs and expenses	$172,761	-	$163,244	$175,309	-	$172,095
Operating income (loss)	$12,851	-	$19,524	$(11,856)	-	$(9,870)
Income (loss) before income taxes	$13,638	-	$20,310	$(11,146)	-	$(9,159)
Income tax expense (benefit)	$3,503	-	$6,099	$(4,686)	-	$(4,050)
Net income (loss)	$10,135	-	$14,211	$(6,460)	-	$(5,109)
Basic earnings (loss) per share	$0.19	-	$0.26	$(0.12)	-	$(0.10)
Diluted earnings (loss) per share	$0.18	-	$0.25	$(0.12)	-	$(0.10)

	As Reported	As Reclassified	As Restated	As Reported	As Reclassified	As Restated
	Year to Date Period Ended
Consolidated statement of income data:	March 31, 2013			June 30, 2013
Revenue	$221,984	-	$212,986	$419,558	-	$406,456
Instructional costs and services	$101,646	$102,282	$97,028	$207,691	$209,094	$196,631
General and administrative	$19,375	$18,739	$18,739	$37,294	$35,891	$35,891
Total costs and expenses	$178,564	-	$173,310	$360,110	-	$347,647
Operating income	$43,420	-	$39,676	$59,448	-	$58,809
Other income, net	$818	-	$837	$1,849	-	$1,585
Income before income taxes	$44,238	-	$40,513	$61,297	-	$60,394
Income tax expense	$17,271	-	$15,846	$23,962	-	$23,613
Net income	$26,967	-	$24,667	$37,335	-	$36,781
Basic earnings per share	$0.50	-	$0.46	$0.69	-	$0.68
Diluted earnings per share	$0.49	-	$0.45	$0.67	-	$0.66
Consolidated statement of cash flow data:
Net income	$26,967	-	$24,667	$37,335	-	$36,781
Provision for bad debts	$18,294	-	$13,040	$36,865	-	$24,403
Amortization of premium/ discount	$1,005	-	$1,407	$3,100	-	$2,165
Restricted cash	$—	-	$5,900	$—	-	$6,451
Accounts receivable	$(19,381)	-	$(10,229)	$(28,744)	-	$(13,222)
Prepaid expenses and other current assets	$(1,635)	-	$(5,656)	$(96)	-	$(4,110)
Student loans receivable	$281	-	$(133)	-	-	-
Accounts payable and accrued liabilities	$14,119	-	$16,213	$2,153	-	$5,400
Deferred revenue and student deposits	$(34,088)	-	$(33,747)	$(39,192)	-	$(39,996)
Cash flows from operating activities	$15,616	-	$21,516	$32,273	-	$38,724

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	As Reported	As Reclassified	As Restated	As Reported	As Reclassified	As Restated
	Year to Date Period Ended
Consolidated statement of income data:	September 30, 2013			December 31, 2013
Revenue	$605,170	-	$589,224	$768,623	-	$751,449
Instructional costs and services	$299,895	$302,173	$280,193	$395,928	-	$370,734
General and administrative	$53,344	$51,066	$51,066	-	-	-
Total costs and expenses	$532,871	-	$510,891	$708,180	-	$682,986
Operating income	$72,299	-	$78,333	$60,443	-	$68,463
Other income, net	$2,636	-	$2,371	$3,346	-	$3,082
Income before income taxes	$74,935	-	$80,704	$63,789	-	$71,545
Income tax expense	$27,465	-	$29,712	$22,779	-	$25,662
Net income	$47,470	-	$50,992	$41,010	-	$45,883
Basic earnings per share	$0.88	-	$0.94	$0.76	-	$0.85
Diluted earnings per share	$0.85	-	$0.91	$0.74	-	$0.83
Consolidated statement of cash flow data:
Net income	$47,470	-	$50,992	$41,010	-	$45,883
Provision for bad debts	$53,649	-	$31,670	$72,313	-	$47,119
Amortization of premium/discount	$3,596	-	$2,662	$3,559	-	$2,624
Deferred income taxes	-	-	-	$(10,506)	-	$(6,962)
Restricted cash	$—	-	$7,531	$—	-	$10,048
Accounts receivable	$(36,056)	-	$(18,826)	$(34,348)	-	$(15,973)
Prepaid expenses and other current assets	$3,395	-	$(155)	$(2,411)	-	$(2,607)
Accounts payable and accrued liabilities	$3,699	-	$8,960	$13,687	-	$13,220
Deferred revenue and student deposits	$(48,610)	-	$(48,160)	-	-	-
Cash flows from operating activities	$54,277	-	$61,808	$75,538	-	$85,586

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables for fiscal year 2012 are presented in thousands, except per share data:

	As Reported +	As Reclassified	As Revised	As Reported +	As Reclassified	As Revised
Consolidated balance sheet data:	March 31, 2012			June 30, 2012
Cash and cash equivalents	$162,148	-	$103,405	$180,425	-	$123,901
Restricted cash	$25	-	$58,768	$—	-	$56,524
Accounts receivable, net	$91,129	$90,708	$75,846	$91,139	$90,620	$74,826
Student loan receivables, net, current	$—	$421	$421	$—	$519	$519
Deferred income taxes, current	$5,441	-	$8,235	$5,442	-	$8,235
Prepaid expenses and other current assets	$17,864	-	$18,367	22,966	-	25,105
Total current assets	$441,169	-	$429,604	$459,764	-	$448,902
Student loan receivables, net, non-current	$12,065	-	$11,035	$14,998	-	$14,232
Deferred income taxes, non-current	$10,805	-	$11,604	$10,810	-	$11,608
Total assets	$682,447	-	$670,651	$723,119	-	$712,289
Accrued liabilities	$66,755	-	$64,595	$54,650	-	$54,006
Total current liabilities	$260,575	-	$258,415	$248,012	-	$247,368
Total liabilities	$289,296	-	$287,136	$279,333	-	$278,689
Retained earnings	$383,148	-	$373,512	$426,406	-	$416,220
Total stockholders’ equity	$393,151	-	$383,515	$443,786	-	$433,600
Total liabilities and stockholders’ equity	$682,447	-	$670,651	$723,119	-	$712,289

	As Reported +	As Reclassified	As Revised	As Reported +	As Reclassified	As Revised
Consolidated balance sheet data:	September 30, 2012			December 31, 2012
Cash and cash equivalents	$181,577	-	$131,501	$255,965	-	$208,971
Restricted cash	$—	-	$50,076	$—	-	$46,994
Accounts receivable, net	$99,919	$99,386	$84,178	$67,371	-	$54,487
Student loan receivables, net, current	$—	$533	$533	-	-	-
Deferred income taxes, current	$5,313	-	$8,106	$10,936	-	$15,490
Prepaid expenses and other current assets	$22,722	-	$22,944	19,810	-	20,053
Total current assets	$452,515	-	$440,322	$491,605	-	$483,518
Student loan receivables, net, non-current	$14,992	-	$14,291	$15,143	-	$14,416
Deferred income taxes, non-current	$10,752	-	$11,550	$13,266	-	$13,706
Total assets	$736,099	-	$724,003	$750,787	-	$742,413
Accrued liabilities	$52,313	-	$50,044	-	-	-
Total current liabilities	$231,925	-	$229,656	-	-	-
Total liabilities	$265,565	-	$263,296	-	-	-
Retained earnings	$456,226	-	$446,399	$474,598	-	$466,224
Total stockholders’ equity	$470,534	-	$460,707	$491,570	-	$483,196
Total liabilities and stockholders’ equity	$736,099	-	$724,003	$750,787	-	$742,413

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	As Reported +	As Reclassified	As Revised	As Reported +	As Reclassified	As Revised
	Three Months Ended
Consolidated statement of income data:	March 31, 2012			June 30, 2012
Revenue	$250,437	-	$241,433	$256,302	-	$249,534
Instructional costs and services	$84,224	$84,453	$81,202	$85,279	$85,579	$79,719
General and administrative	$25,542	$25,314	$25,314	$15,047	$14,747	$14,747
Total costs and expenses	$199,808	-	$196,558	$187,520	-	$181,660
Operating income	$50,629	-	$44,875	$68,782	-	$67,874
Other income, net	$683	-	$740	$854	-	$883
Income before income taxes	$51,312	-	$45,615	$69,636	-	$68,757
Income tax expense	$19,341	-	$17,181	$26,378	-	$26,049
Net income	$31,971	-	$28,434	$43,258	-	$42,708
Basic earnings per share	$0.61	-	$0.55	$0.82	-	$0.81
Diluted earnings per share	$0.57	-	$0.51	$0.77	-	$0.76

	As Reported +	As Reclassified	As Revised	As Reported +	As Reclassified	As Revised
	Three Months Ended
Consolidated statement of income data:	September 30, 2012			December 31, 2012
Revenue	$252,076	-	$245,917	$209,356	-	$206,521
Instructional costs and services	$90,986	$91,362	$84,666	$102,034	$102,607	$97,485
General and administrative	$17,247	$16,870	$16,870	$13,139	$12,566	$12,566
Total costs and expenses	$204,967	-	$198,270	$180,412	-	$175,290
Operating income	$47,109	-	$47,647	$28,944	-	$31,231
Other income, net	$955	-	$996	$878	-	$912
Income before income taxes	$48,064	-	$48,643	$29,822	-	$32,143
Income tax expense	$18,244	-	$18,464	$11,450	-	$12,318
Net income	$29,820	-	$30,179	$18,372	-	$19,825
Basic earnings per share	$0.56	-	$0.57	$0.34	-	$0.37
Diluted earnings per share	$0.53	-	$0.54	$0.33	-	$0.36

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	As Reported +	As Reclassified	As Revised	As Reported +	As Reclassified	As Revised
	Year to Date Period Ended
Consolidated statement of income data:	March 31, 2012			June 30, 2012
Revenue	$250,437	-	$241,433	$506,739	-	$490,967
Instructional costs and services	$84,224	$84,453	$81,202	$169,503	$170,032	$160,921
General and administrative	$25,542	$25,314	$25,314	$40,589	$40,061	$40,061
Total costs and expenses	$199,808	-	$196,558	$387,328	-	$378,218
Operating income	$50,629	-	$44,875	$119,411	-	$112,749
Other income, net	$683	-	$740	$1,537	-	$1,623
Income before income taxes	$51,312	-	$45,615	$120,948	-	$114,372
Income tax expense	$19,341	-	$17,181	$45,719	-	$43,230
Net income	$31,971	-	$28,434	$75,229	-	$71,142
Basic earnings per share	$0.61	-	$0.55	$1.44	-	$1.36
Diluted earnings per share	$0.57	-	$0.51	$1.34	-	$1.27
Consolidated statement of cash flow data:
Net income	$31,971	-	$28,434	$75,229	-	$71,142
Provision for bad debts	$16,669	-	$13,418	$33,401	-	$24,289
Amortization of premium/discount	$1,754	-	$2,125	$3,594		$4,470
Restricted cash	$—	-	$(5,028)	$—	-	$(2,809)
Accounts receivable	$(46,053)	-	$(37,153)	$(62,501)	-	$(46,772)
Prepaid expenses and other current assets	$(459)	-	$32	$(5,084)	-	$(6,806)
Student loans receivable	$(2,399)		$(3,214)	$(5,626)		$(6,666)
Accounts payable and accrued liabilities	$26,851	-	$24,691	$18,492	-	$17,847
Cash flows from operating activities	$40,350	-	$35,321	$76,806	-	$73,996

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	As Reported +	As Reclassified	As Revised	As Reported +	As Reclassified	As Revised
	Year to Date Period Ended
Consolidated statement of income data:	September 30, 2012			December 31, 2012
Revenue	$758,815	-	$736,884	$968,171	-	$943,405
Instructional costs and services	$260,489	$261,394	$245,587	$364,001	-	$343,072
General and administrative	$57,836	$56,931	$56,931	-	-	-
Total costs and expenses	$592,295	-	$576,488	$772,707	-	$751,778
Operating income	$166,520	-	$160,396	$195,464	-	$191,627
Other income, net	$2,492	-	$2,619	$3,370	-	$3,531
Income before income taxes	$169,012	-	$163,015	$198,834	-	$195,158
Income tax expense	$63,963	-	$61,694	$75,413	-	$74,012
Net income	$105,049	-	$101,321	$123,421	-	$121,146
Basic earnings per share	$2.00	-	$1.93	$2.33	-	$2.29
Diluted earnings per share	$1.87	-	$1.81	$2.21	-	$2.17
Consolidated statement of cash flow data:
Net income	$105,049	-	$101,321	$123,421	-	$121,146
Provision for bad debts	$52,418	-	$36,610	$73,696	-	$52,767
Deferred income taxes	-	-	-	$(9,972)	-	$(11,373)
Amortization of premium/discount	$5,384		$6,922	$6,805		$8,992
Restricted cash	$—	-	$3,639	$—	-	$6,721
Accounts receivable	$(90,188)	-	$(68,357)	$(81,577)	-	$(62,333)
Prepaid expenses and other current assets	$(3,982)	-	$(4,548)	$(1,056)	-	$(2,387)
Student loans receivable	$(5,730)		$(6,729)	$(3,778)		$(5,742)
Accounts payable and accrued liabilities	$19,363	-	$17,094	-	-	-
Deferred revenue and student deposits	-	-	-	$(10,389)	-	$(3,921)
Cash flows from operating activities	$93,588	-	$97,226	$143,185	-	$149,905
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
For those students under conditional admission, the student is not obligated for payment until after their conditional admission period has lapsed, so there is no required refund. For all subsequent courses, the Company records a provision for expected refunds and reduces revenue for the amount that is expected to be subsequently refunded. Provisions for expected refunds have not been material to any period presented. If a student withdraws from a program prior to a specified date, a portion of such student's tuition is refunded, subject to certain state requirements which require a prorata refund. The Company reassess collectibility throughout the period revenue is recognized by the Company's institutions, on a student-by-student basis. The Company reassess collectibility based upon new information and changes in facts and circumstances relevant to a student's ability to pay. For example, the Company reassesses collectibility when a student drops from the institution (i.e., is no longer enrolled) and when a student attends a course that was not included in the initial assessment at the start of a student’s payment period.
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
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(As restated)		(As restated)
Numerator:
Net income	$12,114	$42,708	$36,781	$71,142
Denominator:
Weighted average number of common shares outstanding	54,136	52,531	54,132	52,269
Effect of dilutive options and restricted stock units	1,402	3,447	1,261	3,674
Effect of dilutive warrants	96	255	95	260
Diluted weighted average number of common shares outstanding	55,634	56,233	55,488	56,203
Earnings per share:
Basic earnings per share	$0.22	$0.81	$0.68	$1.36
Diluted earnings per share	$0.22	$0.76	$0.66	$1.27
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Significant Balance Sheet Accounts
Receivables, Net
Receivables, net, consist of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012
	(As restated)
Accounts receivable	$79,564	$85,953
Less allowance for doubtful accounts	(36,171)	(31,466)
Accounts receivable, net	$43,393	$54,487

Long term:
Student loans receivable (non-tuition related)	$8,671	$9,704
Student loans receivable (tuition related)	5,748	6,568
Student loans receivable	14,419	16,272
Less allowance for doubtful accounts	(1,697)	(1,856)
Student loans receivable, net	$12,722	$14,416
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
The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the six months ended June 30, 2013	$(31,466)	$24,423	$19,718	$(36,171)
For the six months ended June 30, 2012	(24,688)	24,502	20,666	(28,524)

Allowance for long term student loans receivable (tuition related):
For the six months ended June 30, 2013	$(1,856)	$(20)	$139	$(1,697)
For the six months ended June 30, 2012	(2,030)	(213)	1	(1,816)

(1)	Deductions represent accounts written off, net of recoveries.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012
	(As restated)
Prepaid expenses	$9,322	$9,367
Prepaid licenses	4,193	5,864
Prepaid income taxes	3,601	—
Prepaid insurance	1,802	1,134
Interest receivable	1,112	2,221
Other current assets	3,861	1,467
Total prepaid expenses and other current assets	$23,891	$20,053
Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012
Land	$7,091	$7,091
Buildings and building improvements	26,653	25,430
Furniture, office equipment and software	91,550	85,709
Leasehold improvements	24,376	23,756
Vehicles	147	147
Total property and equipment	149,817	142,133
Less accumulated depreciation and amortization	(55,098)	(46,167)
Total property and equipment, net	$94,719	$95,966
Goodwill and Intangibles, Net
Goodwill and intangibles, net, consist of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012
Goodwill and indefinite-lived intangibles	$3,424	$3,424

Definite-lived intangible assets	$12,330	$9,978
Less accumulated amortization	(4,068)	(2,663)
Definite-lived intangible assets, net	8,262	7,315

Total goodwill and intangibles, net	$11,686	$10,739
For the three months ended June 30, 2013 and June 30, 2012, amortization expense was $0.8 million and $0.3 million, respectively. For the six months ended June 30, 2013 and June 30, 2012, amortization expense was $1.4 million and $0.6

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

million, respectively. The Company estimates that the remaining amortization expense for those intangibles which have been placed into service as of June 30, 2013, will be approximately $1.7 million, $3.0 million, $1.9 million and $0.2 million over the remaining fiscal years ending December 31, 2013, December 31, 2014, December 31, 2015 and December 31, 2016, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012
	(As restated)
Accrued salaries and wages	$16,581	$11,585
Accrued bonus	3,295	1,603
Accrued vacation	9,722	8,993
Accrued expenses	18,738	15,924
Accrued income taxes payable	—	6,535
Total accrued liabilities	$48,336	$44,640
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
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consist of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012
Deferred revenue	$35,247	$44,967
Student deposits	99,387	130,090
Total deferred revenue and student deposits	$134,634	$175,057
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

This review occurred from August 20, 2012 through August 24, 2012. The review was to assess the institution's administration of Title IV programs and initially covers the 2010-2011 and 2011-2012 award years, but may be expanded if deemed appropriate by the Department.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following Management's Discussions and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with our condensed consolidated financial statements and related notes in Part I, Item 1 of this report. For additional context with which to understand our financial condition and results of operations, see the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on August 1, 2014 as well as the consolidated financial statements and related notes contained therein.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated Statement of Income Data:	(unaudited)
Revenue	$193,470	$249,534	$406,456	$490,967
Operating Income	19,133	67,874	58,809	112,749

Consolidated Other Data:
Period end enrollment (1)
Online	70,866	91,782	70,866	91,782
Campus	819	838	819	838
Total	71,685	92,620	71,685	92,620

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
Liquidity and capital resources and anticipated capital expenditures
We have financed our operating activities and capital expenditures during 2013 and 2012 primarily through cash provided by operating activities. At June 30, 2013, we had cash, cash equivalents, restricted cash and investments totaling $536.2 million and no long-term debt. Based on our current level of operations and anticipated growth in enrollments, we believe that our cash flow from operating activities, our existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. For the year ending December 31, 2013, we expect capital expenditures to be approximately $18.0 million.

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

Critical Accounting Policies and Use of Estimates
For the six months ended June 30, 2013, the material changes to the critical accounting policies and estimates discussed in “MD&A-Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on August 1, 2014, are discussed below.
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

Results of Operations
The following table sets forth the condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	51.5	32.0	48.4	32.8
Admissions advisory and marketing	29.8	34.9	28.3	36.1
General and administrative	8.9	6.0	8.8	8.2
Total costs and expenses	90.2	72.9	85.5	77.1
Operating income	9.8	27.1	14.5	22.9
Other income, net	0.4	0.5	0.3	0.3
Income before income taxes	10.2	27.6	14.8	23.2
Income tax expense	3.9	10.5	5.8	8.7
Net income	6.3%	17.1%	9.0%	14.5%
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Revenue.    Our revenue for the three months ended June 30, 2013, was $193.5 million, representing a decrease of $56.0 million, or 22.5%, as compared to revenue of $249.5 million for the three months ended June 30, 2012. This decrease was primarily due to the enrollment decline of 22.6%, from 92,620 students at June 30, 2012, to 71,685 students at June 30, 2013. There was also a decline in technology fees between periods due to the decline in new student enrollments between periods, as well as the change in technology fee structure for Ashford University. Effective January 1, 2013, Ashford University eliminated the one-time technology fee of $1,290 it charged online students, and replaced it with a per course charge of $50. We earned technology fees of $2.6 million, or 1.4% of revenue, for the three months ended June 30, 2013, compared to technology fees of $15.9 million, or 6.4% of revenue, for the three months ended June 30, 2012. The decline in revenue was partially offset by a decrease in institutional scholarships of $3.8 million in the aggregate between periods, as well as a 2.75% tuition increase effective April 1, 2013. The offsetting tuition increase accounted for approximately 8.1% of the change in revenue between periods.
Instructional costs and services.    Our instructional costs and services for the three months ended June 30, 2013, were $99.6 million, representing an increase of $19.9 million, or 24.9%, as compared to instructional costs and services of $79.7 million for the three months ended June 30, 2012. Specific increases between periods were direct compensation in the areas of academic management, financial aid support and student services of $12.4 million (including $4.8 million of severance charges), corporate support services of $5.2 million, facilities costs of $1.9 million, information technology costs of $1.8 million, and bad debt expense of $0.5 million. These increases were offset by decreases in instructor fees of $2.0 million and financial aid processing fees of $0.6 million. Instructional costs and services increased, as a percentage of revenue, to 51.5% for the three months ended June 30, 2013, as compared to 32.0% for the three months ended June 30, 2012. The increase of 19.5%, as a percentage of revenue, included relative increases in direct compensation of 9.1% (including severance), corporate support services of 3.3%, facilities of 1.7%, information technology costs of 1.6%, bad debt expense of 1.5% and instructor fees of 0.8%. As a percentage of revenue, bad debt expense was 5.9% for the three months ended June 30, 2013, compared to 4.4% for three months ended June 30, 2012. We continue to focus on enhancing our processes and procedures around our accounts receivable.
Admissions advisory and marketing expenses.    Our admissions advisory and marketing expenses for the three months ended June 30, 2013, were $57.6 million, representing a decrease of $29.6 million, or 34.0%, as compared to admissions advisory and marketing expenses of $87.2 million for the three months ended June 30, 2012. Specific factors contributing to the overall decrease between periods were decreases in related compensation of $12.3 million due to fewer admissions and related personnel, decreases in advertising costs of $6.3 million, corporate support services of $6.1 million, information technology costs of $2.2 million, and facilities costs of $2.1 million. Our admissions advisory and marketing expenses, as a percentage of revenue, decreased to 29.8% for the three months ended June 30, 2013, from 34.9% for the three months ended June 30, 2012. The decrease of 5.1% as a percentage of revenue was mainly due to the relative decreases in corporate support services of 2.7%, selling compensation of 1.5%, advertising costs of 0.5%, and information technology costs of 0.5%. Spending in this area is expected to increase during the year as we continue our branding efforts.
General and administrative expenses.    Our general and administrative expenses for the three months ended June 30, 2013, were $17.2 million, representing an increase of $2.5 million, or 16.3%, as compared to general and administrative expenses of $14.7 million for the three months ended June 30, 2012. The overall increase between periods was primarily due to increases in professional fees of $1.4 million, administrative compensation of $1.1 million, and corporate support services of $1.0 million. These increases were primarily offset by decreases in other administrative costs of $0.7 million. Our general and administrative expenses, as a percentage of revenue, increased to 8.9% for the three months ended June 30, 2013, from 6.0% for the three months ended June 30, 2012. The increase of 2.9% as a percentage of revenue was primarily due to increases in administrative compensation of 1.7%, professional fees of 0.9%, and administrative other of 0.3%. These increases were offset by a decrease in corporate support services of 0.6%.
Other income, net.    Other income, net, was $0.7 million for the three months ended June 30, 2013, as compared to $0.9 million for the three months ended June 30, 2012, representing a decrease of $0.1 million. The decrease was primarily due to increased interest income on higher average cash balances.
Income tax expense.    We recognized income tax expense for the three months ended June 30, 2013 and 2012, of $7.8 million and $26.0 million, respectively, at effective tax rates of 39.1% and 37.9%, respectively. The increase in our effective tax rate between periods was primarily due to lower pre-tax income and certain non-recurring state tax items.
Net income.    Net income was $12.1 million for the three months ended June 30, 2013, compared to net income of $42.7 million for the three months ended June 30, 2012, a decrease of $30.6 million, as a result of the factors discussed above.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Revenue.    Our revenue for the six months ended June 30, 2013, was $406.5 million, representing a decrease of $84.5 million, or 17.2%, as compared to revenue of $491.0 million for the six months ended June 30, 2012. This decrease was primarily due to the enrollment decline of 22.6%, from 92,620 students at June 30, 2012, to 71,685 students at June 30, 2013. There was also a decline in technology fees between periods due to the decline in new student enrollments between periods, as well as the change in technology fee structure for Ashford University. Effective January 1, 2013, Ashford University eliminated the one-time technology fee of $1,290 it charged online students, and replaced it with a per course charge of $50. We earned technology fees of $11.8 million, or 2.9% of revenue, for the six months ended June 30, 2013, compared to technology fees of $31.7 million, or 6.5% of revenue, for the six months ended June 30, 2012. The decline in revenue was partially offset by a decrease in institutional scholarships of $4.4 million in the aggregate between periods, as well as a 2.75% tuition increase effective April 1, 2013. The offsetting tuition increase accounted for approximately 13.2% of the change in revenue between periods.
Instructional costs and services.    Our instructional costs and services for the six months ended June 30, 2013, were $196.6 million, representing an increase of $35.7 million, or 22.2%, as compared to instructional costs and services of $160.9 million for the six months ended June 30, 2012. Specific increases between periods were direct compensation in the areas of academic management, financial aid support and student services of $19.1 million (including $4.8 million of severance charges), corporate support services of $9.7 million, facilities costs of $4.5 million, and information technology costs of $3.7 million. These increases were partially offset by a decrease in instructor fees of $2.7 million, and financial aid processing fees of $1.5 million. Instructional costs and services, as a percentage of revenue, increased to 48.4% for the six months ended June 30, 2013, as compared to 32.8% for the six months ended June 30, 2012. The increase of 15.6% included relative increases in direct compensation of 6.7% (including severance), corporate support services of 2.9%, bad debt expense of 1.1%, facilities costs of 1.6%, information technology costs of 1.4%, and instructor fees of 0.6%. As a percentage of revenue, bad debt expense was 6.0% for the six months ended June 30, 2013, compared to 4.9% for six months ended June 30, 2012.
Admissions advisory and marketing expenses.    Our admissions advisory and marketing expenses for the six months ended June 30, 2013, were $115.1 million, representing a decrease of $62.1 million, or 35.0%, as compared to admissions advisory and marketing expenses of $177.2 million for the six months ended June 30, 2012. Specific factors contributing to the overall decrease between periods were decreases in selling compensation of $27.1 million due to fewer admissions and related personnel, corporate support services of $13.2 million, advertising costs of $12.7 million, information technology costs of $4.7 million, and facilities costs of $3.9 million. Our admissions advisory and marketing expenses, as a percentage of revenue, decreased to 28.3% for the six months ended June 30, 2013, from 36.1% for the six months ended June 30, 2012. The decrease of 7.8%, as a percentage of revenue, included relative decreases in selling compensation of 3.0%, corporate support services of 2.9%, advertising costs of 1.1%, and information technology costs of 0.7%. Spending in this area is expected to increase during the year as we continue our branding efforts.
General and administrative expenses.    Our general and administrative expenses for the six months ended June 30, 2013, were $35.9 million, representing a decrease of $4.2 million, or 10.4%, as compared to general and administrative expenses of $40.1 million for the six months ended June 30, 2012. The overall decrease between periods was primarily due to the $10.8 million legal settlement in six months ended June 30, 2012 that did not occur in the comparable period in 2013, as well as decreases in other administrative costs of $2.1 million. These decreases were offset by increases in corporate support services of $3.4 million, professional fees of $2.0 million, and administrative compensation of $1.8 million. Our general and administrative expenses, as a percentage of revenue, increased to 8.8% for the six months ended June 30, 2013, compared to 8.2% for the six months ended June 30, 2012. The increase of 0.6%, as a percentage of revenue, included increases in administrative compensation of 1.3%, and professional fees of 0.7%, and depreciation of 0.6%. These increases were primarily offset by a decrease in legal expense of 2.2%.
Other income, net.    Other income, net, was $1.6 million for the six months ended June 30, 2013, which is comparable to $1.6 million for the six months ended June 30, 2012.
Income tax expense.    We recognized income tax expense for the six months ended June 30, 2013 and 2012, of $23.6 million and $43.2 million, respectively, at effective tax rates of 39.1% and 37.8%, respectively. The increase in our effective tax rate between periods was primarily due to lower pre-tax income and certain non-recurring state tax items.
Net income.    Net income was $36.8 million for the six months ended June 30, 2013, compared to net income of $71.1 million for the six months ended June 30, 2012, a decrease of $34.3 million, as a result of the factors discussed above.
Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the six months ended June 30, 2013 and 2012, primarily through cash provided by operating activities. Our cash and cash equivalents were $322.6 million at June 30, 2013, and $209.0 million at December 31, 2012. At June 30, 2013, and December 31, 2012, we had investments of $173.1 million and $258.7 million, respectively.
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
Operating activities
Net cash provided by operating activities was $38.7 million and $74.0 million for the six months ended June 30, 2013 and 2012, respectively. The overall decrease of $35.3 million between the two periods was primarily related to the decrease in the growth of deferred revenue and student deposits of $42.0 million between periods due to the declining enrollment, as well as the decrease of $34.4 million in net income between periods. These decreases to cash provided by operating activities were offset by an increase to cash provided by operating activities due to the decrease in accounts receivable of $33.6 million between periods. We expect to continue to generate cash from our operating activities for the foreseeable future.

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
Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures, were not effective as of December 31, 2012 or June 30, 2013, because of the material weaknesses in our internal control over financial reporting described below.
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

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
Refer to Note 12, "Commitments and Contingencies," to our quarterly consolidated financial statements included in Part I, Item 1 of this report, for legal proceedings, which note is incorporated by reference into this Item 1 of Part II.

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
2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (General - Annual Employee Grant) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 6, 2013)

10.2	†
Amendment dated April 1, 2013 to General Services Agreement between Xerox Business Services, Inc., Inc. (formerly Affiliated Business Services, Inc.) between Affiliated Computer Services, Inc. and Ashford University, LLC. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 6, 2013)

10.3	†
Task Order dated May 1, 2013 to General Services Agreement between Xerox Business Services, Inc., Inc. (formerly Affiliated Business Services, Inc.) and University of the Rockies, LLC. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 6, 2013)

31.1
Certification of Andrew S. Clark, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101
The following financial information from our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2013, filed with the SEC on August 1, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of June 30, 2013, and December 31, 2012; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iv) the Condensed Consolidated Statement of Stockholder's Equity for the six months ended June 30, 2013; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements.

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