Form 10-Q/A
period 2013-09-30
Bridgepoint Education Inc
filed 2014-08-04
CIK 1305323

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

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q/A

EXPLANATORY NOTE
The Registrant is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) to its Quarterly Report on Form 10-Q for the three months ended September 30, 2013 (“Original Filing”) to: (i) restate management's conclusions disclosure controls and procedures as of September 30, 2013; (ii) add discussion of the risk factors associated with the material weaknesses in internal control over financial reporting as of September 30, 2013; and (iii) reissue the consolidated financial statements for the periods listed below to reflect the changes in revenue recognition and the correct classification of restricted cash resulting from the material weaknesses.
The Registrant is restating its condensed consolidated balance sheet as of September 30, 2013, and its condensed consolidated statements of income, condensed consolidated statements of comprehensive income, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flow for the three and nine months ended September 30, 2013. The Registrant is also revising its condensed consolidated balance sheet as of December 31, 2012, and its condensed consolidated statements of income, condensed consolidated statements of comprehensive income, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flow for the three and nine months ended September 30, 2012.
Accordingly, the Registrant hereby amends and replaces in their entirety Items 1, 2, and 4 in Part I, and Items 1A and 6 in Part II in the Original Filing. For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified where necessary to reflect the restatement and revisions.
The Registrant has concluded that there are two material weaknesses in internal control over financial reporting, related to revenue recognition and restricted cash, as the Registrant did not maintain effective controls over the selection and application of accounting principles generally accepted in the United States (“GAAP”). Specifically, the members of the Registrant’s management with the requisite level of accounting knowledge, experience and training commensurate with the Registrant’s financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. Accordingly, management has determined that the Registrant's disclosure controls and procedures were not effective as of September 30, 2013.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of September 30, 2013	As of December 31, 2012
ASSETS	(As restated)
Current assets:
Cash and cash equivalents	$392,299	$208,971
Restricted cash	39,463	46,994
Investments	35,221	136,967
Accounts receivable, net	41,842	54,487
Student loans receivable, net	1,682	556
Deferred income taxes	15,586	15,490
Prepaid expenses and other current assets	19,072	20,053
Total current assets	545,165	483,518
Property and equipment, net	94,570	95,966
Investments	86,279	121,738
Student loans receivable, net	11,936	14,416
Goodwill and intangibles, net	11,974	10,739
Deferred income taxes	13,724	13,706
Other long-term assets	1,951	2,330
Total assets	$765,599	$742,413
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,322	$4,588
Accrued liabilities	48,828	44,640
Deferred revenue and student deposits	126,447	175,057
Total current liabilities	184,597	224,285
Rent liability	26,294	25,173
Other long-term liabilities	8,745	9,759
Total liabilities	219,636	259,217
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both September 30, 2013, and December 31, 2012	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 61,759 issued and 54,452 outstanding at September 30, 2013; 61,406 issued and 54,099 outstanding at December 31, 2012	618	614
Additional paid-in capital	163,674	151,709
Retained earnings	517,216	466,224
Accumulated other comprehensive income	28	222
Treasury stock, 7,307 shares at cost at both September 30, 2013, and December 31, 2012	(135,573)	(135,573)
Total stockholders' equity	545,963	483,196
Total liabilities and stockholders' equity	$765,599	$742,413
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(As restated)		(As restated)
Revenue	$182,768	$245,917	$589,224	$736,884
Costs and expenses:
Instructional costs and services	83,562	84,666	280,193	245,587
Admissions advisory and marketing	64,507	96,734	179,632	273,970
General and administrative	15,175	16,870	51,066	56,931
Total costs and expenses	163,244	198,270	510,891	576,488
Operating income	19,524	47,647	78,333	160,396
Other income, net	786	996	2,371	2,619
Income before income taxes	20,310	48,643	80,704	163,015
Income tax expense	6,099	18,464	29,712	61,694
Net income	$14,211	$30,179	$50,992	$101,321
Earnings per share:
Basic	$0.26	$0.57	$0.94	$1.93
Diluted	0.25	0.54	0.91	1.81
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	54,336	53,184	54,201	52,576
Diluted	56,431	55,756	55,795	56,089
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(As restated)		(As restated)
Net income	$14,211	$30,179	$50,992	$101,321
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	10	308	(194)	945
Comprehensive income	$14,221	$30,487	$50,798	$102,266
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2012	61,406	$614	$151,709	$466,224	$222	$(135,573)	$483,196
Stock-based compensation	—	—	10,704	—	—	—	10,704
Exercise of stock options	169	2	1,248	—	—	—	1,250
Excess tax benefit of option exercises and restricted stock, net of tax shortfall	—	—	483	—	—	—	483
Stock issued under employee stock purchase plan	62	1	603	—	—	—	604
Stock issued under restricted stock plan	115	1	(1,081)	—	—	—	(1,080)
Exercise of warrants	7	—	8	—	—	—	8
Net income (as restated)	—	—	—	50,992	—	—	50,992
Unrealized losses on investments, net of tax	—	—	—	—	(194)	—	(194)
Balance at September 30, 2013 (as restated)	61,759	$618	$163,674	$517,216	$28	$(135,573)	$545,963
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2013	2012
	(As restated)
Cash flows from operating activities
Net income	$50,992	$101,321
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	31,670	36,610
Depreciation and amortization	15,861	12,761
Amortization of premium/discount	2,662	6,922
Stock-based compensation	10,704	9,915
Excess tax benefit of option exercises	(863)	(8,446)
Loss on impairment of student loans receivable	790	—
Net realized gain on sale of securities	(62)	—
Changes in operating assets and liabilities:
Restricted cash	7,531	3,639
Accounts receivable	(18,826)	(68,357)
Prepaid expenses and other current assets	(155)	(4,548)
Student loans receivable	218	(6,729)
Other long-term assets	379	1,971
Accounts payable and accrued liabilities	8,960	17,094
Deferred revenue and student deposits	(48,160)	(13,191)
Other liabilities	107	8,264
Net cash provided by operating activities	61,808	97,226
Cash flows from investing activities
Capital expenditures	(11,737)	(20,803)
Purchases of investments	(26,724)	(173,512)
Restricted cash	—	25
Capitalized curriculum development costs	(3,518)	(4,130)
Sales and maturities of investments	161,854	151,511
Net cash provided by (used in) investing activities	119,875	(46,909)
Cash flows from financing activities
Proceeds from exercise of stock options	1,250	2,240
Tax withholdings related to net issuance of stock options	—	(10,418)
Excess tax benefit of option exercises	863	8,446
Proceeds from the issuance of stock under employee stock purchase plan	604	707
Proceeds from the exercise of warrants	8	2
Issuance of restricted stock	(1,080)	—
Net cash provided by financing activities	1,645	977
Net increase in cash and cash equivalents	183,328	51,294
Cash and cash equivalents at beginning of period	208,971	80,207
Cash and cash equivalents at end of period	$392,299	$131,501
Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$955	$2,076
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
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(As restated)		(As restated)
Numerator:
Net income	$14,211	$30,179	$50,992	$101,321
Denominator:
Weighted average number of common shares outstanding	54,336	53,184	54,201	52,576
Effect of dilutive options and restricted stock units	1,996	2,349	1,497	3,261
Effect of dilutive warrants	99	223	97	252
Diluted weighted average number of common shares outstanding	56,431	55,756	55,795	56,089
Earnings per share:
Basic earnings per share	$0.26	$0.57	$0.94	$1.93
Diluted earnings per share	$0.25	$0.54	$0.91	$1.81
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Significant Balance Sheet Accounts
Receivables, Net
Receivables, net, consist of the following (in thousands):

	As of September 30, 2013	As of December 31, 2012
	(As restated)
Accounts receivable	$72,991	$85,953
Less allowance for doubtful accounts	(31,149)	(31,466)
Accounts receivable, net	$41,842	$54,487

Long term:
Student loans receivable (non-tuition related)	$7,954	$9,704
Student loans receivable (tuition related)	5,642	6,568
Student loans receivable	13,596	16,272
Less allowance for doubtful accounts	(1,660)	(1,856)
Student loans receivable, net	$11,936	$14,416
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
The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the nine months ended September 30, 2013	$(31,466)	$31,606	$31,923	$(31,149)
For the nine months ended September 30, 2012	(24,688)	36,737	33,263	(28,162)

Allowance for long term student loans receivable (tuition related):
For the nine months ended September 30, 2013	$(1,856)	$64	$260	$(1,660)
For the nine months ended September 30, 2012	(2,030)	(127)	6	(1,897)

(1)	Deductions represent accounts written off, net of recoveries.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30, 2013	As of December 31, 2012
	(As restated)
Prepaid expenses	$10,254	$9,367
Prepaid licenses	3,061	5,864
Prepaid insurance	1,184	1,134
Interest receivable	647	2,221
Other current assets	3,926	1,467
Total prepaid expenses and other current assets	$19,072	$20,053
Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	As of September 30, 2013	As of December 31, 2012
Land	$7,091	$7,091
Buildings and building improvements	28,520	25,430
Furniture, office equipment and software	94,145	85,709
Leasehold improvements	24,410	23,756
Vehicles	147	147
Total property and equipment	154,313	142,133
Less accumulated depreciation and amortization	(59,743)	(46,167)
Total property and equipment, net	$94,570	$95,966
Goodwill and Intangibles, Net
Goodwill and intangibles, net, consist of the following (in thousands):

	As of September 30, 2013	As of December 31, 2012
Goodwill and indefinite-lived intangibles	$3,424	$3,424

Definite-lived intangible assets	$13,496	$9,978
Less accumulated amortization	(4,946)	(2,663)
Definite-lived intangible assets, net	8,550	7,315

Total goodwill and intangibles, net	$11,974	$10,739
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

and $0.5 million over the remaining fiscal years ending December 31, 2013, December 31, 2014, December 31, 2015 and December 31, 2016, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of September 30, 2013	As of December 31, 2012
	(As restated)
Accrued salaries and wages	$12,244	$11,585
Accrued bonus	1,883	1,603
Accrued vacation	9,559	8,993
Accrued expenses	21,513	15,924
Accrued income taxes payable	3,629	6,535
Total accrued liabilities	$48,828	$44,640
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
10. Income Taxes
The Company's current estimated annual effective income tax rate that has been applied to normal, recurring operations for the nine months ended September 30, 2013, was 38.9%. The Company's actual effective income tax rate was 36.8% for the nine months ended September 30, 2013. The actual effective rate for the nine months ended September 30, 2013 differed from the Company's estimated annual effective tax rate due to the impact of discrete items on the Company's income before the provision for income taxes, primarily the recognition of $1.9 million of gross unrecognized tax benefits and the reversal of accrued interest related to the lapse of the statute of limitations, offset by increases to other gross unrecognized tax benefits and related accrued interest.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated Statement of Income Data:	(unaudited)
Revenue	$182,768	$245,917	$589,224	$736,884
Operating Income	19,524	47,647	78,333	160,396

Consolidated Other Data:
Period end enrollment (1)
Online	67,486	90,147	67,486	90,147
Campus	1,080	1,211	1,080	1,211
Total	68,566	91,358	68,566	91,358

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
Liquidity and capital resources and anticipated capital expenditures
We have financed our operating activities and capital expenditures during 2013 and 2012 primarily through cash provided by operating activities. At September 30, 2013, we had cash, cash equivalents, restricted cash and investments totaling $553.3 million and no long-term debt. Based on our current level of operations and anticipated growth in enrollments, we believe that our cash flow from operating activities, our existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. For the year ending December 31, 2013, we expect capital expenditures to be approximately $18.0 million.
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
Critical Accounting Policies and Use of Estimates
For the nine months ended September 30, 2013, the material changes to the critical accounting policies and estimates discussed in “MD&A-Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on August 1, 2014, are discussed below.
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

Results of Operations
The following table sets forth the condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	45.7	34.4	47.6	33.3
Admissions advisory and marketing	35.3	39.3	30.5	37.2
General and administrative	8.3	6.9	8.6	7.8
Total costs and expenses	89.3	80.6	86.7	78.3
Operating income	10.7	19.4	13.3	21.7
Other income, net	0.4	0.4	0.4	0.4
Income before income taxes	11.1	19.8	13.7	22.1
Income tax expense	3.3	7.5	5.0	8.4
Net income	7.8%	12.3%	8.7%	13.7%
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Revenue.    Our revenue for the three months ended September 30, 2013, was $182.8 million, representing a decrease of $63.1 million, or 25.7%, as compared to revenue of $245.9 million for the three months ended September 30, 2012. This decrease was primarily due to the enrollment decline of 24.9%, from 91,358 students at September 30, 2012, to 68,566 students at September 30, 2013. There was also a decline in technology fees between periods due to the decline in new student enrollments between periods, as well as the change in technology fee structure for Ashford University. Effective January 1, 2013, Ashford University eliminated the one-time technology fee of $1,290 it charged online students, and replaced it with a $50 per course charge. We earned technology fees of $1.9 million, or 1.1% of revenue, for the three months ended September 30, 2013, compared to technology fees of $14.8 million, or 6.0% of revenue, for the three months ended September 30, 2012. The decline in revenue was partially offset by a decrease in institutional scholarships of $4.3 million in the aggregate between periods, as well as a 2.75% tuition increase effective April 1, 2013. The offsetting tuition increase accounted for approximately 8.2% of the change in revenue between periods.
Instructional costs and services.    Our instructional costs and services for the three months ended September 30, 2013, were $83.6 million, representing a decrease of $1.1 million, or 1.3%, as compared to instructional costs and services of $84.7 million for the three months ended September 30, 2012. Specific increases between periods were in corporate support services of $5.6 million, facilities costs of $1.6 million, direct compensation in the areas of academic management, financial aid support and student services of $0.9 million and information technology costs of $0.7 million. These increases were substantially offset by decreases in bad debt expense of $5.1 million, instructor fees of $2.8 million, financial aid processing fees of $1.2 million, and license fees of $0.6 million. Instructional costs and services increased, as a percentage of revenue, to 45.7% for the three months ended September 30, 2013, as compared to 34.4% for the three months ended September 30, 2012. The increase of 11.3%, as a percentage of revenue, included relative increases in direct compensation of 4.0%, corporate support services of 3.7%, facilities of 1.9%, information technology costs of 1.2%, and instructor fees of 0.7%. These increases were offset by a relative decrease in bad debt expense of 1.0%. As a percentage of revenue, bad debt expense was 4.0% for the three months ended September 30, 2013, compared to 5.0% for three months ended September 30, 2012. We continue to focus on enhancing our processes and procedures around our accounts receivable.
Admissions advisory and marketing.    Our admissions advisory and marketing expenses for the three months ended September 30, 2013, were $64.5 million, representing a decrease of $32.2 million, or 33.3%, as compared to admissions advisory and marketing expenses of $96.7 million for the three months ended September 30, 2012. Specific factors contributing to the overall decrease between periods were decreases in advertising costs of $11.2 million, in related compensation of $11.0 million due to fewer admissions and related personnel, corporate support services of $6.3 million, facilities costs of $2.1 million and information technology costs of $1.4 million. Our admissions advisory and marketing expenses, as a percentage of revenue, decreased to 35.3% for the three months ended September 30, 2013, from 39.3% for the three months ended September 30, 2012. The decrease of 4.0% as a percentage of revenue was primarily due to the relative decreases in corporate support services of 2.9%, advertising costs of 0.9% and selling compensation of 0.5%.
General and administrative.    Our general and administrative expenses for the three months ended September 30, 2013, were $15.2 million, representing a decrease of $1.7 million, or 10.0%, as compared to general and administrative expenses of $16.9 million for the three months ended September 30, 2012. The overall decrease between periods was primarily due to decreases in other administrative of $1.2 million, administrative compensation of $0.9 million, and professional fees of $0.6 million. These decreases were primarily offset by increases in corporate support services of $0.7 million, and depreciation of $0.6 million. Our general and administrative expenses, as a percentage of revenue, increased to 8.3% for the three months ended September 30, 2013, from 6.9% for the three months ended September 30, 2012. The increase of 1.4% as a percentage of revenue was primarily due to increases in administrative compensation of 1.0%, depreciation of 0.9%, information technology costs of 0.3%, facilities of 0.3%, and professional fees of 0.2%. These increases were offset by a decrease in corporate support services of 0.8%.
Other income, net.    Other income, net, was $0.8 million for the three months ended September 30, 2013, as compared to $1.0 million for the three months ended September 30, 2012, representing a decrease of $0.2 million. The decrease was primarily due to decreased interest income on lower investment balances during the period.
Income tax expense.    We recognized income tax expense for the three months ended September 30, 2013 and 2012, of $6.1 million and $18.5 million, respectively, at effective tax rates of 30.0% and 38.0%, respectively. The decrease in our effective tax rate between periods was primarily due to the expiration of the statute of limitations on a prior tax year which triggered the release of $1.9 million of tax reserve.
Net income.    Net income was $14.2 million for the three months ended September 30, 2013, compared to net income of $30.2 million for the three months ended September 30, 2012, a decrease of $16.0 million, as a result of the factors discussed above.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Revenue.    Our revenue for the nine months ended September 30, 2013, was $589.2 million, representing a decrease of $147.7 million, or 20.0%, as compared to revenue of $736.9 million for the nine months ended September 30, 2012. This decrease was primarily due to the enrollment decline of 24.9%, from 91,358 students at September 30, 2012, to 68,566 students at September 30, 2013. There was also a decline in technology fees between periods due to the decline in new student enrollments between periods, as well as the change in technology fee structure for Ashford University. Effective January 1, 2013, Ashford University eliminated the one-time technology fee of $1,290 it charged online students, and replaced it with a per course charge of $50. We earned technology fees of $13.7 million, or 2.3% of revenue, for the nine months ended September 30, 2013, compared to technology fees of $46.5 million, or 6.3% of revenue, for the nine months ended September 30, 2012. The decline in revenue was partially offset by a decrease in institutional scholarships of $8.7 million in the aggregate between periods, as well as a 2.75% tuition increase effective April 1, 2013. The offsetting tuition increase accounted for approximately 11.1% of the change in revenue between periods.
Instructional costs and services.    Our instructional costs and services for the nine months ended September 30, 2013, were $280.2 million, representing an increase of $34.6 million, or 14.1%, as compared to instructional costs and services of $245.6 million for the nine months ended September 30, 2012. Specific increases between periods were direct compensation in the areas of academic management, financial aid support and student services of $20.0 million (including $4.8 million of severance charges from the second quarter of 2013), corporate support services of $15.2 million, facilities costs of $6.1 million, and information technology costs of $4.5 million. These increases were partially offset by decreases in instructor fees of $5.5 million, bad debt expense of $5.0 million and financial aid processing fees of $2.5 million. Instructional costs and services, as a percentage of revenue, increased to 47.6% for the nine months ended September 30, 2013, as compared to 33.3% for the nine months ended September 30, 2012. The increase of 14.3% included relative increases in direct compensation of 5.8%, corporate support services of 3.2%, facilities costs of 1.7%, information technology costs of 1.4%, and instructor fees of 0.6%. As a percentage of revenue, bad debt expense was 5.4% for the nine months ended September 30, 2013, compared to 5.0% for nine months ended September 30, 2012.

Admissions advisory and marketing.    Our admissions advisory and marketing expenses for the nine months ended September 30, 2013, were $179.6 million, representing a decrease of $94.4 million, or 34.4%, as compared to admissions advisory and marketing expenses of $274.0 million for the nine months ended September 30, 2012. Specific factors contributing to the overall decrease between periods were decreases in selling compensation of $38.1 million due to fewer admissions and related personnel, corporate support services of $19.5 million, advertising costs of $23.9 million, information technology costs of $6.2 million, and facilities costs of $6.0 million. Our admissions advisory and marketing expenses, as a percentage of revenue, decreased to 30.5% for the nine months ended September 30, 2013, from 37.2% for the nine months ended September 30, 2012. The decrease of 6.7%, as a percentage of revenue, included relative decreases in corporate support services of 2.9%, selling compensation of 2.2%, advertising costs of 1.2%, and information technology costs of 0.5%.
General and administrative.    Our general and administrative expenses for the nine months ended September 30, 2013, were $51.1 million, representing a decrease of $5.8 million, or 10.3%, as compared to general and administrative expenses of $56.9 million for the nine months ended September 30, 2012. The overall decrease between periods was due to the $10.8 million legal settlement in the nine months ended September 30, 2012 that did not occur in the same period in 2013, as well as decreases in other administrative costs of $3.4 million, and facilities costs of $0.6 million. These decreases were offset by increases in corporate support services of $4.2 million, professional fees of $1.4 million, depreciation of $1.8 million, and administrative compensation of $0.9 million. Our general and administrative expenses, as a percentage of revenue, increased to 8.6% for the nine months ended September 30, 2013, compared to 7.8% for the nine months ended September 30, 2012. The increase of 0.8%, as a percentage of revenue, included increases in administrative compensation of 1.2%, depreciation of 0.7%, and professional fees of 0.5%. These increases were primarily offset by a decrease in legal expense of 1.5%.
Other income, net.    Other income, net, was $2.4 million for the nine months ended September 30, 2013, as compared to $2.6 million for the nine months ended September 30, 2012, representing a decrease of $0.2 million. The decrease was primarily due to increased interest income on higher average cash balances.
Income tax expense.    We recognized income tax expense for the nine months ended September 30, 2013 and 2012, of $29.7 million and $61.7 million, respectively, at effective tax rates of 36.8% and 37.8%, respectively. The decrease in our effective tax rate between periods was primarily due to the expiration of the statute of limitations on a prior tax year which triggered the release of $1.9 million of tax reserve.
Net income.    Net income was $51.0 million for the nine months ended September 30, 2013, compared to net income of $101.3 million for the nine months ended September 30, 2012, a decrease of $50.3 million, as a result of the factors discussed above.
Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the nine months ended September 30, 2013 and 2012, primarily through cash provided by operating activities. Our cash and cash equivalents were $392.3 million at September 30, 2013, and $209.0 million at December 31, 2012. At September 30, 2013, and December 31, 2012, we had investments of $121.5 million and $258.7 million, respectively.
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
Operating activities
Net cash provided by operating activities was $61.8 million and $97.2 million for the nine months ended September 30, 2013 and 2012, respectively. The overall decrease of $35.4 million between the two periods was primarily related to the decrease of $50.3 million in net income between periods, as well as the decrease in the change in deferred revenue and student deposits of $35.0 million between periods due to the declining enrollment. These decreases to cash provided by operating activities were offset by an increase to cash provided by operating activities due to the decrease in growth of accounts receivable of $49.5 million between periods. We expect to continue to generate cash from our operating activities for the foreseeable future.
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
Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures, were not effective as of December 31, 2012 or September 30, 2013, because of the material weaknesses in our internal control over financial reporting described below.
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
We have concluded that there are material weaknesses in our internal control over financial reporting, as we did not maintain effective controls over the selection and application of accounting principles generally accepted in the United States("GAAP") related to revenue recognition and restricted cash. Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. One material weakness related to our failure to maintain effective internal controls over the accounting for revenue recognition. Specifically, the process for analyzing the collectibility criterion for revenue recognition was not designed to reassess collectibility, on a student-by-student basis, throughout the period revenue was recognized by the Company's institutions. The other material weakness related to our failure to maintain effective internal controls over the presentation of certain funds as restricted cash. These material weaknesses have resulted in the restatement of our financial statements for the year ended December 31, 2013, as well as for the interim periods included in that fiscal year (the “Restated Periods”), and the revision of our financial statements for the the years ended December 31, 2012 and 2011, as well as for each of the interim periods during 2012 (the “Revised Periods”). Our management concluded that the Company’s previously issued financial statements for the Restated Periods should no longer be relied upon. In light of the errors, management re-evaluated its assessment of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2013 and concluded each was ineffective as of December 31, 2013. Our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Reports on Form 10-Q have been amended by an Amendments No. 1 on Forms 10-K/A and 10-Q/A, respectively, to reflect the restatement of our financial statements for the Restated Periods and the change in management’s conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2013.
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
Our bad debt expense is high relative to our competitors and has increased from 5.0% of revenues for the nine months ended September 30, 2012 to 5.4% for the nine months ended September 30, 2013. We believe our bad debt expense is primarily driven by operational policies, timing of financial aid processing and collection management. If we are unable to make appropriate changes our bad debt expense could increase, which could have a material adverse effect on our financial condition, cash flows and results of operations.
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

101
The following financial information from our Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2013, filed with the SEC on August 1, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of September 30, 2013, and December 31, 2012; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iv) the Condensed Consolidated Statement of Stockholder's Equity for the nine months ended September 30, 2013; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.

August 1, 2014	/s/ DANIEL J. DEVINE
Daniel J. Devine Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)