Form 10-K/A
period 2013-12-31
Bridgepoint Education Inc
filed 2014-08-04
CIK 1305323

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
Documents Incorporated by Reference
Portions of the registrant’s proxy statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement was filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

BRIDGEPOINT EDUCATION, INC.
FORM 10-K/A

EXPLANATORY NOTE
The Registrant is filing this Amendment No. 1 on Form 10-K/A (this “Amended Filing”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“Original Filing”) to: (i) reissue the Report of the Independent Registered Public Accounting Firm to change the opinion of PricewaterhouseCoopers LLP regarding the effectiveness of the Registrant's internal control over financial reporting as of December 31, 2013; (ii) restate management's conclusions regarding internal control over financial reporting and disclosure controls and procedures as of December 31, 2013; (iii) add discussion of the risk factors associated with the material weaknesses in internal control over financial reporting as of December 31, 2013; and (iv) reissue the consolidated financial statements for the periods listed below to reflect the changes in revenue recognition and the correct classification of restricted cash resulting from the material weaknesses.
The Registrant is restating its consolidated balance sheet as of December 31, 2013, and its consolidated statement of income, consolidated statement of comprehensive income, consolidated statement of stockholders' equity and consolidated statement of cash flow for the year ended December 31, 2013, as well as the quarterly periods during that fiscal year. The Registrant is also revising its consolidated balance sheet as of December 31, 2012, and its consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders' equity and consolidated statements of cash flow for the years ended December 31, 2012 and 2011, as well as for all the quarterly periods included in 2012.
Accordingly, the Registrant hereby amends and replaces in their entirety Items 1A, 6, 7, 8, 9A and 15 in the Original Filing. For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified where necessary to reflect the restatement and revisions.
The Registrant has concluded that there are two material weaknesses in internal control over financial reporting, as the Registrant did not maintain effective controls over the selection and application of accounting principles generally accepted in the United States (“GAAP”). Specifically, the members of the Registrant’s management with the requisite level of accounting knowledge, experience and training commensurate with the Registrant’s financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. Accordingly, management has determined that the Registrant's disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2013.
As required by Rule 12b-15, the Registrant's principal executive officer and principal financial officer are providing new currently dated certifications. In addition, the Registrant is filing a new consent of PricewaterhouseCoopers LLP. Accordingly, the Registrant hereby amends Item 15 in the Original Filing to reflect the filing of the new certifications and consent.
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
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K/A contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Bridgepoint Education, Inc. (the “Company,” “Bridgepoint,” “we,” “us” or “our”) including, without limitation, statements regarding:

•	Ashford University's operation of an accredited institution subject to the requirements of the California Bureau for Private Postsecondary Education (“BPPE”);

•	our ability to comply with changing regulatory requirements;

•	expectations regarding financial position, results of operations, liquidity and enrollment at our institutions;

•	projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance;

•	new initiatives focused on student success and academic quality;

•	changes in our student fee structure;

•	expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations;

•	expectations regarding investment in online and other advertising and capital expenditures;

•	our anticipated seasonal fluctuations in results of operations;

•	management's goals and objectives; and

•	other similar matters that are not historical facts.
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
Forward-looking statements should not be interpreted as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and are management's good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	the failure to successfully remediate the control deficiencies that constitute the material weaknesses in our internal controls discussed in “Item 9A. Controls and Procedures”;

•	the inability of Ashford University to effectively gain approval to operate an accredited institution by BPPE, and remaining an institution that operates by means of an exemption to that approval;

•	the inability of Ashford University to adequately resolve the findings and recommendations of the final audit report of the U.S. Department of Education's Office of Inspector General;

•	the imposition of fines or other corrective measures against our institutions;

•	adverse regulatory changes affecting our industry;

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
Revenue realized from tuition is reduced by the amount of scholarships awarded to students. For the years ended December 31, 2013, 2012 and 2011, we recorded institutional scholarships of $113.5 million, $124.7 million and $102.3 million, respectively, to students of our institutions.
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
We have concluded that there are material weaknesses in our internal control over financial reporting, as we did not maintain effective controls over the selection and application of accounting principles generally accepted in the United States (“GAAP”), related to revenue recognition and restricted cash. Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. One material weakness related to our failure to maintain effective internal controls over the accounting for revenue recognition. Specifically, the process for analyzing the collectibility criterion for revenue recognition was not designed to reassess collectibility, on a student-by-student basis, throughout the period revenue was recognized by the Company's institutions. The other material weakness related to our failure to maintain effective internal controls over the presentation of certain funds as restricted cash. These material weaknesses have resulted in the restatement of our financial statements for the year ended December 31, 2013, as well as for the interim periods included in that fiscal year (the “Restated Periods”), and the revision of our financial statements for the the years ended December 31, 2012 and 2011, as well as for each of the interim periods during 2012 (the “Revised Periods”). Our management concluded that the Company’s previously issued financial statements for the Restated Periods should no longer be relied upon. In light of the errors, management re-evaluated its assessment of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2013 and concluded each was ineffective as of December 31, 2013. Our Annual Report on Form 10-K for the year ended December 31, 2013 has been amended by this Amendment No. 1 on Form 10-K/A to reflect the restatement of our financial statements for the Restated Periods and the change in management’s conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2013.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See also “Item 9A. Controls and Procedures.” The existence of this issue could adversely affect us, our reputation or investors' perceptions of us. We plan to take additional measures to remediate the underlying causes of the material weaknesses. We plan to achieve this primarily through additional training efforts regarding reassessing the collectibility of funds owed by students during the period of revenue recognition and the definition of restricted cash by the members of management with the requisite level of knowledge, experience and training to appropriately apply GAAP. However, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weaknesses, we may determine to implement measures to address the control deficiencies. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight.
Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our measures may not prove to be successful in remediating these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results. In addition, if we are unable to successfully remediate the material weaknesses in our internal controls and if we are unable to produce accurate or timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

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
Our bad debt expense is high relative to our competitors and has increased from 5.6% of revenues for the year ended December 31, 2012 to 6.3% for the year ended December 31, 2013. We believe our bad debt expense is primarily driven by operational policies, timing of financial aid processing and collection management. If we are unable to make appropriate changes, or if our changes are not as effective as anticipated, our bad debt expense could increase, which could have a material adverse effect on our financial condition, cash flows and results of operations.
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
Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common stock has fluctuated significantly in the past, and there is no assurance it will not continue to fluctuate significantly for a variety of different reasons, including, without limitation:

•	a failure to remediate the control deficiencies that constitute the material weaknesses in our internal controls discussed in “Item 9A. Controls and Procedures”;

•	developments regarding the accreditation or state licensing of our academic institutions, particularly Ashford University;

•	our quarterly or annual earnings or those of other companies in our industry;

•	public reaction to our press releases, corporate communications and SEC filings;

•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of other companies in our industry;

•	seasonal variations in our student enrollment;

•	new laws or regulations or new interpretations of laws or regulations applicable to our industry or business;

•	negative publicity, including government hearings and other public lawmaker or regulator criticism, regarding our industry or business;

•	changes in enrollment;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	litigation involving our company or investigations or audits by regulators into the operations of our company or our competitors;

•	sales of common stock by our directors, executive officers and significant stockholders; and

•	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events.
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
Item 3. Legal Proceedings.
Refer to Note 20, "Commitments and Contingencies" and Note 23, "Subsequent Events," to our annual consolidated financial statements included in Part II, Item 8 of this report, for legal proceedings, which notes are incorporated by reference into this Item 3 of Part I.
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
The following selected consolidated financial and other data should be read in conjunction with Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements, which are included elsewhere in this report. The consolidated statement of income data, consolidated balance sheet data, and consolidated other data set forth below as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, have been derived from our consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods; the risk factors set forth in Part I, Item 1A, “Risk Factors,” of this report also discuss material uncertainties that could cause the data reflected below not to be indicative of our future financial condition or results of operations. We declared no cash dividends during the periods presented.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Restated)
Consolidated Statement of Income Data:	(In thousands, except per share data)
Revenue	$751,449	$943,405	$915,247	$699,894	$445,507
Operating income(1)	68,463	191,627	270,953	213,833	79,422
Net income	45,883	121,146	171,078	125,835	45,717
Accretion of preferred dividends(2)	—	—	—	—	(645)
Net income available to common stockholders	45,883	121,146	171,078	125,835	45,072
Earnings per common share:
Basic	$0.85	$2.29	$3.27	$2.34	$0.82
Diluted	0.83	2.17	2.99	2.11	0.72

	As of December 31,
	2013	2012	2011	2010	2009
	(Restated)
Consolidated Balance Sheet Data:	(In thousands)
Cash, cash equivalents, restricted cash and investments	$356,435	$514,671	$407,232	$299,153	$170,575
Total assets	570,012	742,413	607,537	466,811	292,563
Total indebtedness (including short-term indebtedness)	—	—	—	—	635
Total stockholders' equity	344,538	483,196	347,549	233,828	131,940

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Restated)
Consolidated Other Data:	(In thousands, except enrollment data)
Cash flows provided by (used in):
Operating activities	$85,586	$149,905	$215,954	$176,995	$116,054
Investing activities	115,196	(23,009)	(208,048)	(94,472)	(70,030)
Financing activities	(197,227)	1,868	(67,357)	(32,521)	7,382
Period-end enrollment (unaudited)(3):
Online	62,668	80,791	85,527	77,033	53,048
Campus-based	956	1,019	1,115	859	640
Total	63,624	81,810	86,642	77,892	53,688

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

	Year Ended December 31,
	2013	2012	2011
	(Restated)
Consolidated Statement of Income Data:
Revenue	$751,449	$943,405	$915,247
Operating Income	68,463	191,627	270,953
Consolidated Other Data:
Period-end enrollment (unaudited)(1)
Online	62,668	80,791	85,527
Campus-based	956	1,019	1,115
Total	63,624	81,810	86,642

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
Liquidity and capital resources and anticipated capital expenditures
We financed our operating activities and capital expenditures during 2013 and 2012 primarily through cash provided by operating activities. At December 31, 2013, we had cash, cash equivalents, restricted cash and investments totaling $356.4 million and no long-term debt. Based on our current level of operations, we believe that our cash flows from operating activities, our cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. For the year ending December 31, 2014, we expect capital expenditures to be approximately $20.0 million.
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

Results of Operations
The following table sets forth our consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(Restated)
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Instructional cost and services	49.3%	36.4%	31.6%
Admissions advisory and marketing	31.3%	36.0%	32.5%
General and administrative	10.3%	7.4%	6.3%
Total costs and expenses	90.9%	79.8%	70.4%
Operating income	9.1%	20.2%	29.6%
Other income, net	0.4%	0.4%	0.3%
Income before income taxes	9.5%	20.6%	29.9%
Income tax expense	3.4%	7.8%	11.2%
Net income	6.1%	12.8%	18.7%
Year Ended December 31, 2013, Compared to Year Ended December 31, 2012
Revenue. Our revenue for 2013 was $751.4 million, a decrease of $192.0 million, or 20.3%, as compared to $943.4 million for 2012. The decrease between periods was primarily due to the decrease in average weekly enrollment between fiscal year 2012 and fiscal year 2013. Ending student enrollment at our academic institutions decreased 22.2%, from 81,810 to 63,624 as of December 31, 2012 and 2013, respectively. The average enrollment during fiscal year 2013 decreased to 72,500 from 90,838, or by 20.2% over the same period in the prior year, which resulted in an decrease in tuition revenue of approximately $155.7 million. Additionally, revenue generated from Constellation was $20.8 million in 2013, compared to $22.4 million in 2012, which resulted in a decrease in revenue of approximately $1.6 million. The decrease in revenue was partially offset by the 2.75% tuition increase effective April 1, 2013, which resulted in an increase in revenue of approximately $20.9 million. The overall decrease in revenue was also impacted by a decrease in technology fees of $44.9 million and a decrease in institutional scholarships of $11.2 million. We provided institutional scholarships of $113.5 million in 2013, compared to $124.7 million in 2012. We earned technology fees of $15.7 million in 2013, compared to $60.6 million in 2012. The decline of $44.9 million in technology fees between periods is primarily due to the decline in new student enrollments as well as the change in technology fee structure for Ashford University. Effective January 1, 2013, Ashford University eliminated the one-time technology fee of $1,290 it charged online students, and replaced it with a $50 per course charge.
Instructional costs and services. Our instructional costs and services for 2013 were $370.7 million, an increase of $27.7 million, or 8.1%, as compared to $343.1 million for 2012. In the second half of 2012, the Company began to increase its instructional costs and services costs in direct response to WASC accreditation efforts. These additional costs and services included hiring new leadership, implementing smaller class sizes, hiring additional full-time faculty and implementing new program review models. The Company continued these efforts and related changes to the cost structure throughout 2013. These increases were partially offset by decreases in enrollment. Student enrollment at our academic institutions decreased by 22.2% from 81,810 to 63,624 as of December 31, 2012 and 2013, respectively. The average weekly enrollment during fiscal year 2013 also decreased to 72,500 from 90,838, or by 20.2%, over the same period in the prior year. Specific increases between periods include increases in corporate support services of $20.7 million, direct compensation in the areas of academic management, financial aid support and student services of $17.6 million (including $4.8 million of severance charges from the second quarter of 2013), facilities costs of $6.5 million, loan impairment of $2.0 million and amortization of $1.7 million. These increases are offset by decreases in instructor fees of $9.6 million, bad debt expense of $5.7 million, and financial aid processing fees of $3.0 million. Instructional costs and services increased, as a percentage of revenue, to 49.3% for 2013, as compared to 36.4% for 2012, primarily as a result of the decreased revenue. The increase of 12.9% as a percentage of revenue included increases in direct compensation of 5.1%, corporate support services of 3.3%, facilities costs of 1.6%, information technology costs of 0.8%, bad debt expense of 0.7%, instructor fees of 0.3%, loan impairment of 0.3% and amortization of 0.3%. As a percentage of revenue, bad debt expense was 6.3% for 2013, compared to 5.6% for 2012. Although we resolved the accounts receivable aging issue, which resulted in the revision of bad debt for fiscal year 2012, we continued to be indirectly impacted within fiscal year 2013. As a result of the prior aging issue and the prior financial aid packaging issues, a backlog of work resulted for our financial aid and collections departments. Due to this backlog, the ability to package or collect prospective accounts throughout 2013 was reduced and resulted in higher bad debt. Additionally, due to the timing of the aging issue, in certain cases this resulted in the inability to package students timely in the first half of 2013. Lastly, we had reductions in our collections department workforce which also resulted in higher bad debt. Although we cannot be certain that these changes will decrease bad debt expense in the future, we continue to focus on enhancing our processes and procedures around our accounts receivable, including improvements and efficiencies in financial aid processing in order to reduce the processing timeline, improved collection efforts on accounts receivable, and improved counseling to students about the financial aid process and related eligibility and amounts due from the student.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for 2013 were $235.4 million, a decrease of $103.9 million, or 30.6%, as compared to $339.2 million for 2012. Specific factors contributing to the overall decrease between periods were decreases in related compensation of $39.5 million due to fewer admissions and related personnel, advertising costs of $27.2 million, corporate support services of $25.1 million, facilities costs of $5.6 million, and information technology costs of $5.4 million. Our admissions advisory and marketing expenses, as a percentage of revenue, decreased to 31.3% for 2013 from 36.0% for 2012. The decrease of 4.7% as a percentage of revenue was primarily due to the decreases in corporate support services of 3.0%, selling compensation of 1.0%, and advertising costs of 0.8%.
General and administrative. Our general and administrative expenses for 2013 were $76.9 million, an increase of $7.4 million, or 10.6%, as compared to $69.5 million for 2012. The overall increase between periods was due to increases in administrative compensation of $6.4 million, corporate support services of $4.4 million, depreciation of $2.4 million, information technology costs of $0.7 million, and professional fees of $0.5 million. These increases were offset by decreases in other administrative costs of $4.1 million, legal of $1.7 million and facilities costs of $1.1 million. Our general and administrative expenses, as a percentage of revenue, increased to 10.3% for 2013 from 7.4% for 2012. The 2.9% increase as a percentage of revenue included increases in administrative compensation of 1.9%, depreciation of 0.7%, and professional fees of 0.4%. These increases were primarily offset by a decrease in corporate support services of 0.4%.
Other income, net. Our other income, net, for 2013 was $3.1 million, a decrease of $0.4 million as compared to $3.5 million for 2012, as a result of decreased interest income due to changes in levels of average cash and cash equivalents and investment balances. We believe that other income, net, will be lower in 2014 due to lower levels of cash and cash equivalents and investment balances.
Income tax expense. Income tax expense for 2013 was $25.7 million, a decrease of $48.3 million from $74.0 million for 2012, at effective tax rates of 35.9% and 37.9% for 2013 and 2012, respectively. The decrease in our effective tax rate between periods was primarily due to the expiration of the statute of limitations on a prior tax year which triggered the release of $1.9 million of tax reserve.
Net income. Our net income for 2013 was $45.9 million, a decrease of $75.3 million, as compared to net income of $121.1 million for 2012, due to the factors discussed above.
Year Ended December 31, 2012, Compared to Year Ended December 31, 2011
Revenue. Our revenue for 2012 was $943.4 million, an increase of $28.2 million, or 3.1%, as compared to $915.2 million for 2011. The increase between periods was primarily due to the increase in average weekly enrollment between fiscal year 2011 and fiscal year 2012. Ending student enrollment at our academic institutions decreased 5.6%, from 86,642 to 81,810 as of December 31, 2011 and 2012, respectively. However, the average enrollment during fiscal year 2012 actually increased to 90,838 from 87,559, or by 3.7% over the same period in the prior year, which resulted in an increase in revenue of approximately $56.7 million. The increase in revenue was also attributable to the 3% tuition increase effective April 1, 2012, which resulted in an increase in revenue of approximately $30.0 million. Additionally, revenue generated from Constellation was $22.4 million in 2012, compared to $17.3 million in 2011, which resulted in an increase in revenue of approximately $5.1 million. These increases in revenue were partially offset by an increase in institutional scholarships of $22.4 million and a decrease in technology fees of $10.7 million. We provided institutional scholarships of $124.7 million in 2012, compared to $102.3 million in 2011. We earned technology fees of $60.6 million in 2012, compared to $71.3 million in 2011. The decline of $10.7 million in technology fees between periods is primarily due to the decline in new student enrollments. Although average enrollment was up, new enrollment declined between periods.
Instructional costs and services. Our instructional costs and services for 2012 were $343.1 million, an increase of $54.2 million, or 18.8%, as compared to $288.9 million for 2011. This increase was primarily due to $34.4 million of additional instructional costs and services put into place in direct response to WASC accreditation efforts. These additional costs and services included hiring new leadership, implementing smaller class sizes, hiring additional full-time faculty and implementing new program review models. Additionally, this increase was also due to costs to support the higher average weekly student enrollment and bad debt expense. Although student enrollment at our academic institutions decreased by 5.6% from 86,642 to

81,810 as of December 31, 2011 and 2012, respectively, the average weekly enrollment during fiscal year 2012 actually increased to 90,838 from 87,559, or by 3.7%, over the same period in the prior year, which had an impact of approximately $9.1 million. Specific increases between periods include increases in direct compensation of $20.6 million (which include the areas of academic management, financial aid support and student services), bad debt expense of $9.6 million, information technology costs of $9.3 million, facilities costs of $7.3 million, instructor fees of $6.9 million, and support services of $1.9 million. These increases are offset by decreases in financial aid processing fees of $5.5 million. Instructional costs and services increased, as a percentage of revenue, to 36.4% for 2012, as compared to 31.6% for 2011. The increase of 4.8% as a percentage of revenue included increases in direct compensation of 1.9%, bad debt expense of 0.9%, information technology costs of 0.9%, facilities costs of 0.7%, instructor fees of 0.6% and support services of 0.1%, offset by decreases in financial aid processing of 0.7%. As a percentage of revenue, bad debt expense was 5.6% for 2012, compared to 4.8% for 2011. The increase in bad debt expense as a percentage of revenue is primarily due to internal processing issues involving existing students and the timeliness of their financial aid packaging for their new academic years.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for 2012 were $339.2 million, an increase of $41.6 million, or 14.0%, as compared to $297.6 million for 2011. The increase was primarily due to the costs incurred for expanded marketing and branding efforts, as well as costs incurred to purchase additional leads. Specific factors contributing to the overall increase between periods were increases in the branding of Ashford University of $16.6 million, selling compensation of $13.8 million, facilities costs of $5.7 million, advertising costs of $3.1 million and support services of $1.8 million. Our admissions advisory and marketing expenses, as a percentage of revenue, increased to 36.0% for 2012 from 32.5% for 2011. The increase of 3.5% as a percentage of revenue was mainly driven by the increase in branding efforts of 1.8%, selling compensation of 1.0% and facilities of 0.5%.
General and administrative. Our general and administrative expenses for 2012 were $69.5 million, an increase of $11.7 million, or 20.3%, as compared to $57.8 million for 2011. The increase was primarily due to the $10.8 million legal expense in 2012, as well as increases in administrative labor of $4.1 million, professional fees of $1.5 million and facilities costs of $1.0 million. This was primarily offset by decreases due to a higher support service costs allocation of $3.8 million, and other administrative costs of $1.2 million. Our general and administrative expenses, as a percentage of revenue, increased to 7.4% for 2012 from 6.3% for 2011. The 1.1% increase as a percentage of revenue was primarily due to the increase in the legal expense of 1.1%, administrative labor of 0.3% and professional fees of 0.1%. These increases were primarily offset by decreases due to support service costs allocation of 0.3% and other administrative costs of 0.2%.
Other income, net. Our other income, net, for 2012 was $3.5 million, an increase of $0.7 million as compared to $2.9 million for 2011, as a result of increased interest income from increased levels of cash, cash equivalents and investments.
Income tax expense. Income tax expense for 2012 was $74.0 million, a decrease of $28.7 million from $102.7 million for 2011, at effective tax rates of 37.9% and 37.5% for 2012 and 2011, respectively. The increase in our effective tax rate between periods was primarily due to an expanded presence in the state of Colorado.
Net income. Our net income for 2012 was $121.1 million, a decrease of $49.9 million, as compared to net income of $171.1 million for 2011, due to the factors discussed above.
Liquidity and Capital Resources
Liquidity
We financed our operating activities and capital expenditures during the years ended December 31, 2013 and 2012, primarily through cash provided by operating activities. Our cash and cash equivalents were $212.5 million at December 31, 2013, and $209.0 million at December 31, 2012. In addition, at December 31, 2013 and 2012, we had total investments of $107.0 million and $258.7 million, respectively.
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
Operating activities
Net cash provided by operating activities was $85.6 million, $149.9 million and $216.0 million for 2013, 2012 and 2011, respectively. The decrease of $64.3 million from 2012 to 2013 was primarily related to the decrease of $75.3 million in net income between periods. Additionally, there was cash used between periods due to a decrease in deferred revenue and student deposits of $37.7 million, primarily offset by cash provided between periods due to an overall decrease in accounts receivable of $46.4 million, as well as due to an decrease in the change in restricted cash of $3.3 million. We expect to continue to generate cash from our operating activities for the foreseeable future.
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BRIDGEPOINT EDUCATION, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bridgepoint Education, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Bridgepoint Education, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013. However, management has subsequently determined that material weaknesses in internal control over financial reporting related to the selection and application of generally accepted accounting principles related to revenue recognition and restricted cash existed as of that date. Accordingly, management’s report was restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our original report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the selection and application of generally accepted accounting principles for revenue recognition and restricted cash existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Restated Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2013 financial statements to correct certain errors.
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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California

March 17, 2014, except for effects of the restatement and revisions described in Note 2 to the consolidated financial statements and the matter described in the penultimate paragraph of Management's Restated Report on Internal Control over Financial Reporting, as to which the date is August 1, 2014

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

BRIDGEPOINT EDUCATION, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2013	2012
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$212,526	$208,971
Restricted cash	36,946	46,994
Investments	65,901	136,967
Accounts receivable, net	22,953	54,487
Student loans receivable, net	1,043	556
Deferred income taxes	16,683	15,490
Prepaid expenses and other current assets	21,563	20,053
Total current assets	377,615	483,518
Property and equipment, net	91,425	95,966
Investments	41,062	121,738
Student loans receivable, net	11,785	14,416
Goodwill and intangibles, net	26,878	10,739
Deferred income taxes	18,507	13,706
Other long-term assets	2,740	2,330
Total assets	$570,012	$742,413
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,195	$4,588
Accrued liabilities	54,290	44,640
Deferred revenue and student deposits	132,791	175,057
Total current liabilities	192,276	224,285
Rent liability	23,927	25,173
Other long-term liabilities	9,271	9,759
Total liabilities	225,474	259,217
Commitments and contingencies (see Note 20)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both December 31, 2013, and December 31, 2012	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 62,331 issued and 44,774 outstanding at December 31, 2013; 61,406 issued and 54,099 outstanding at December 31, 2012	623	614
Additional paid-in capital	168,829	151,709
Retained earnings	512,107	466,224
Accumulated other comprehensive gain	48	222
Treasury stock, 17,557 shares at cost at December 31, 2013, and 7,307 shares at cost at December 31, 2012	(337,069)	(135,573)
Total stockholders' equity	344,538	483,196
Total liabilities and stockholders' equity	$570,012	$742,413
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
	(Restated)
Revenue	$751,449	$943,405	$915,247
Costs and expenses:
Instructional costs and services	370,734	343,072	288,882
Admissions advisory and marketing	235,358	339,209	297,619
General and administrative	76,894	69,497	57,793
Total costs and expenses	682,986	751,778	644,294
Operating income	68,463	191,627	270,953
Other income, net	3,082	3,531	2,871
Income before income taxes	71,545	195,158	273,824
Income tax expense	25,662	74,012	102,746
Net income	$45,883	$121,146	$171,078
Earnings per common share:
Basic	$0.85	$2.29	$3.27
Diluted	0.83	2.17	2.99
Weighted average number of common shares outstanding used in computing earnings per common share:
Basic	53,923	52,947	52,291
Diluted	55,487	55,946	57,133
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2013	2012	2011
	(Restated)
Net income	$45,883	$121,146	$171,078
Other comprehensive gain (loss), net of tax:
Unrealized gains (losses) on investments	(174)	817	(595)
Comprehensive income	$45,709	$121,963	$170,483
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain/(Loss)	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2010	55,801	$558	$101,463	$174,000	$—	$(42,193)	$233,828
Stock-based compensation	—	—	10,595	—	—	—	10,595
Exercise of stock options	3,070	31	4,858	—	—	—	4,889
Excess tax benefit of option exercises	—	—	19,096	—	—	—	19,096
Stock issued under employee stock purchase plan	67	1	1,329	—	—	—	1,330
Exercise of warrants	43	—	106	—	—	—	106
Repurchase of common stock	—	—	—	—	—	(92,778)	(92,778)
Net income	—	—	—	171,078	—	—	171,078
Unrealized losses on investments, net of tax	—	—	—	—	(595)	—	(595)
Balance at December 31, 2011	58,981	590	137,447	345,078	(595)	(134,971)	347,549
Stock-based compensation	—	—	13,729	—	—	—	13,729
Exercise of stock options	2,212	22	2,235	—	—	—	2,257
Tax withholdings related to net exercise of stock options	—	—	(10,418)	—	—	—	(10,418)
Excess tax benefit of option exercises	—	—	8,145	—	—	—	8,145
Stock issued under employee stock purchase plan	99	1	1,339	—	—	—	1,340
Stock issued under restricted stock plan	33	—	(313)	—	—	—	(313)
Exercise of warrants	81	1	489	—	—	—	490
Tax withholdings related to net exercise of warrants	—	—	(944)	—	—	—	(944)
Repurchase of common stock	—	—	—	—	—	(602)	(602)
Net income	—	—	—	121,146	—	—	121,146
Unrealized gains on investments, net of tax	—	—	—	—	817	—	817
Balance at December 31, 2012	61,406	614	151,709	466,224	222	(135,573)	483,196
Stock-based compensation	—	—	13,934	—	—	—	13,934
Exercise of stock options	590	6	10,458	—	—	—	10,464
Tax withholdings related to net exercise of stock options	—	—	(9,170)	—	—	—	(9,170)
Excess tax benefit of option exercises and restricted stock, net of tax shortfall	—	—	1,516	—	—	—	1,516
Stock issued under employee stock purchase plan	116	1	1,233	—	—	—	1,234
Stock issued under restricted stock plan	115	1	(1,081)	—	—	—	(1,080)
Exercise of warrants	104	1	230	—	—	—	231
Repurchase of common stock	—	—	—	—	—	(201,496)	(201,496)
Net income (as restated)	—	—	—	45,883	—	—	45,883
Unrealized losses on investments, net of tax	—	—	—	.	(174)	—	(174)
Balance at December 31, 2013 (as restated)	62,331	$623	$168,829	$512,107	$48	$(337,069)	$344,538
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities	(Restated)
Net income	$45,883	$121,146	$171,078
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	47,119	52,767	43,203
Depreciation and amortization	21,666	17,424	12,743
Amortization of premium/discount	2,624	8,992	3,969
Deferred income taxes	(6,962)	(11,373)	5,601
Stock-based compensation	13,934	13,729	10,595
Excess tax benefit of option exercises	(2,590)	(10,058)	(19,096)
Loss on impairment of student loans receivable	1,998	—	—
Net realized gain on sale of marketable securities	(63)	—	—
Loss on termination of leased space	328	—	—
Loss on disposal of fixed assets	751	1,153	13
Changes in operating assets and liabilities:
Restricted cash	10,048	6,721	(4,855)
Accounts receivable	(15,973)	(62,333)	(43,300)
Prepaid expenses and other current assets	(2,607)	(2,387)	(3,547)
Student loans receivable	291	(5,742)	(6,021)
Other long-term assets	(412)	2,131	253
Accounts payable and accrued liabilities	13,220	12,100	27,509
Deferred revenue and student deposits	(41,607)	(3,921)	11,870
Other liabilities	(184)	8,772	5,882
Uncertain tax position	(1,878)	784	57
Net cash provided by operating activities	85,586	149,905	215,954
Cash flows from investing activities
Capital expenditures	(14,825)	(25,296)	(34,492)
Purchases of investments	(26,759)	(179,387)	(337,084)
Restricted cash	—	25	—
Capitalized costs for intangible assets	(19,563)	(5,262)	(3,521)
Sales and maturities of investments	176,343	186,911	167,049
Net cash provided by (used in) investing activities	115,196	(23,009)	(208,048)
Cash flows from financing activities
Proceeds from exercise of stock options	10,464	2,257	4,889
Tax withholdings related to net exercise of stock options	(9,170)	(10,418)	—
Excess tax benefit of option exercises	2,590	10,058	19,096
Proceeds from the issuance of stock under employee stock purchase plan	1,234	1,340	1,330
Proceeds from the exercise of warrants	231	490	106
Tax withholdings related to net exercise of warrants	—	(944)	—
Issuance of restricted stock	(1,080)	(313)	—
Repurchase of common stock	(201,496)	(602)	(92,778)
Net cash provided by (used in) financing activities	(197,227)	1,868	(67,357)
Net increase (decrease) in cash and cash equivalents	3,555	128,764	(59,451)
Cash and cash equivalents at beginning of period	208,971	80,207	139,658
Cash and cash equivalents at end of period	$212,526	$208,971	$80,207

Supplemental disclosure of cash flow information
Cash paid for interest	$146	$130	$56
Cash paid for income taxes	$38,642	$65,075	$76,731

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$136	$509	$2,489
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
Restatement/Revision of Previously Issued Consolidated Financial Statements
The Company has restated its consolidated balance sheet as of December 31, 2013, and its consolidated statement of income, consolidated statement of comprehensive income and consolidated statement of cash flow for the year ended December 31, 2013, as well as for the quarterly periods during that fiscal year. The Company has also revised its consolidated balance sheet as of December 31, 2012, and its consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of cash flow for the years ended December 31, 2012 and 2011, as well as for the quarterly periods during 2012. During the reporting of the first quarter of 2014, as part of a comment letter process with the Securities and Exchange Commission (“SEC”), the Company identified misapplications of GAAP as it related to the accounting for revenue recognition and the classification of restricted cash. Specifically on the revenue recognition, the process for analyzing the collectibility assertion was not designed to reassess collectibility on a student-by-student basis throughout the period revenue was recognized by the Company's institutions. As a result, the Company identified adjustments, relating to revenue, provision for bad debts, accounts receivable, which should have been recognized during the prior periods, and restricted cash balances, which should have been presented differently during the prior periods.
The Company evaluated the cumulative impact of these items on prior periods under the guidance in ASC 250-10, relating to SEC Staff Accounting Bulletin (“SAB”) No. 99, “Materiality.” The Company also evaluated the impact of correcting these items through an adjustment to its financial statements for the three months ended March 31, 2014 and concluded, based on the guidance within ASC 250-10 relating to SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” that a restatement to its previously issued 2013 financial statements, and a revision to its previously issued 2012 and 2011 financial statements, would be necessary to reflect the impact of these corrections.
The following tables present the impact of the restatement and revisions on the previously issued financial statements. The “As Restated” column for 2013 and the “As Revised” column for 2012 reflects final adjusted balances after the related restatement or revision, as well as previously identified immaterial adjustments. The following tables are presented in thousands, except per share data:

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	As Reported	As Restated	As Reported	As Revised
Consolidated balance sheet data:	December 31, 2013		December 31, 2012
Cash and cash equivalents	$249,472	$212,526	$255,965	$208,971
Restricted cash	$—	$36,946	$—	$46,994
Accounts receivable, net	$28,565	$22,953	$67,371	$54,487
Deferred income taxes, current	$15,232	$16,683	$10,936	$15,490
Prepaid expenses and other current assets	$21,369	$21,563	$19,810	$20,053
Total current assets	$381,582	$377,615	$491,605	$483,518
Student loans receivable, net, non-current	-	-	$15,143	$14,416
Deferred income taxes, non-current	-	-	$13,266	$13,706
Total assets	$573,979	$570,012	$750,787	$742,413
Accrued liabilities	$54,756	$54,290	-	-
Total current liabilities	$192,742	$192,276	-	-
Total liabilities	$255,940	$225,474	-	-
Retained earnings	$515,608	$512,107	$474,598	$466,224
Total stockholders’ equity	$348,039	$344,538	$491,570	$483,196
Total liabilities and stockholders’ equity	$573,979	$570,012	$750,787	$742,413
	Year to Date Period Ended
	As Reported	As Restated	As Reported	As Revised	As Reported	As Revised
Consolidated statement of income data:	December 31, 2013		December 31, 2012		December 31, 2011
Revenue	$768,623	$751,449	$968,171	$943,405	$933,349	$915,247
Instructional costs and services	$395,928	$370,734	$364,001	$343,072	$304,190	$288,882
Total costs and expenses	$708,180	$682,986	$772,707	$751,778	$659,602	$644,294
Operating income	$60,443	$68,463	$195,464	$191,627	$273,747	$270,953
Other income, net	$3,346	$3,082	$3,370	$3,531	$2,768	$2,871
Income before income taxes	$63,789	$71,545	$198,834	$195,158	$276,515	$273,824
Income tax expense	$22,779	$25,662	$75,413	$74,012	$103,751	$102,746
Net income	$41,010	$45,883	$123,421	$121,146	$172,764	$171,078
Basic earnings per share	$0.76	$0.85	$2.33	$2.29	$3.30	$3.27
Diluted earnings per share	$0.74	$0.83	$2.21	$2.17	$3.02	$2.99
Consolidated statement of cash flow data:
Net income	$41,010	$45,883	$123,421	$121,146	$172,764	$171,078
Provision for bad debts	$72,313	$47,119	$73,696	$52,767	$58,511	$43,203
Amortization of premium/ discount	$3,559	$2,624	$6,805	$8,992	-	-
Deferred income taxes	$(10,506)	$(6,962)	$(9,972)	$(11,373)	$6,606	$5,601
Restricted cash	$—	$10,048	$—	$6,721	$—	$(4,855)
Accounts receivable	$(34,348)	$(15,973)	$(81,577)	$(62,333)	$(60,587)	$(43,300)
Prepaid expenses and other current assets	$(2,411)	$(2,607)	$(1,056)	$(2,387)	$(2,104)	$(3,547)
Student loan receivable, net	-	-	$(3,778)	$(5,742)	$(8,177)	$(6,021)
Accounts payable and accrued liabilities	$13,687	$13,220	-	-	-	-
Deferred revenue and student deposits	-	-	$(10,389)	$(3,921)	-	-
Cash flows from operating activities	$75,538	$85,586	$143,185	$149,905	$220,808	$215,954

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Cash and Cash Equivalents
Cash and cash equivalents is comprised of cash and other short-term highly liquid investments that are readily convertible into known amounts of cash. The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.
Restricted Cash
Restricted cash primarily represents funds held for students from Title IV financial aid program funds that result in credit balances on a student’s account. Restricted cash is excluded from cash and cash equivalents on our consolidated balance sheets and statements of cash flows. Changes in restricted cash are included in cash flows from operating activities on our consolidated statements of cash flows, as these restricted funds are closely related to the Company's operational activity. Our restricted cash is primarily held in money market accounts.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
3. Investments
The following table summarizes the fair value information of short and long-term investments as of December 31, 2013 and 2012, respectively (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$719	$—	$719
Corporate notes and bonds	—	16,244	—	16,244
Certificates of deposit	—	90,000	—	90,000
Total	$—	$106,963	$—	$106,963

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$415	$—	$415
Corporate notes and bonds	—	148,801	—	148,801
Certificates of deposit	—	109,489	—	109,489
Total	$—	$258,705	$—	$258,705
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
As of December 31, 2013, there were no investments that were in an unrealized loss position for either less than, or greater than, 12 months. There was no impairment considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis. The Company accumulates unrealized gains and losses on the available-for-sale debt securities, net of tax, in accumulated other comprehensive gain (loss) in the stockholders’ equity section of the Company's balance sheets. As of December 31, 2012, six of the Company's investments were in an unrealized loss position for less than 12 months. There were no investments that were in an unrealized loss position for greater than 12 months.
4. Accounts Receivable
Accounts receivable, net, consist of the following (in thousands):

	As of December 31,
	2013	2012
	(As restated)
Accounts receivable	$49,854	$85,953
Less allowance for doubtful accounts	26,901	31,466
Accounts receivable, net	$22,953	$54,487
There are an immaterial amount of accounts receivable at each balance sheet date with a payment due date of greater than one year.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The following table presents the changes in the allowance for doubtful accounts for accounts receivable for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the year ended December 31, 2013	$31,466	$46,851	$(51,416)	$26,901
For the year ended December 31, 2012	24,688	52,794	(46,016)	31,466
For the year ended December 31, 2011	19,783	42,077	(37,172)	24,688

(1)	Deductions represent accounts written off, net of recoveries.
5. Student Loan Receivables
Student loans receivable, net, consist of the following (in thousands):

	As of December 31,
Short-term:	2013	2012
Student loans receivable (non-tuition related)	$587	$428
Student loans receivable (tuition related)	621	167
Current student loans receivable	1,208	595
Less allowance for doubtful accounts	165	39
Student loans receivable, net	$1,043	$556

	As of December 31,
Long-term:	2013	2012
Student loans receivable (non-tuition related)	$7,347	$8,101
Student loans receivable (tuition related)	6,417	8,171
Non-current student loans receivable	13,764	16,272
Less allowance for doubtful accounts	1,979	1,856
Student loans receivable, net	$11,785	$14,416
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
The following table presents the changes in the allowance for doubtful accounts for student loans receivable (tuition related) for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful student loans receivable:
For the year ended December 31, 2013	$1,895	$268	$(19)	$2,144
For the year ended December 31, 2012	2,070	(27)	(148)	1,895
For the year ended December 31, 2011	930	1,126	14	2,070

(1)	Deductions represent accounts written off, net of recoveries.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
As of December 31, 2013, the delinquency status of gross student loans receivable was as follows (in thousands):

Less than 120 days	$16,998
From 120 - 269 days	1,238
Greater than 270 days	2,132
Total gross student loans receivable	20,368
Less: Amounts reserved or impaired	(4,143)
Less: Discount on student loans receivable	(3,397)
Total student loans receivable, net	$12,828
6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2013	2012
	(As restated)
Prepaid expenses	$10,814	$9,367
Prepaid licenses	5,833	5,864
Prepaid income taxes	195	—
Prepaid insurance	1,131	1,134
Interest receivable	86	2,221
Other current assets	3,504	1,467
Total prepaid expenses and other current assets	$21,563	$20,053

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
8. Goodwill and Intangibles, Net
Goodwill and intangibles, net, consist of the following (in thousands):

	December 31, 2013
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$14,540	$(5,035)	$9,505
Purchased intangible assets	15,857	(1,051)	14,806
Total definite-lived intangible assets	$30,397	$(6,086)	$24,311
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$26,878

	December 31, 2012
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$9,977	$(1,823)	$8,154
Purchased intangible assets	857	(839)	18
Total definite-lived intangible assets	$10,834	$(2,662)	$8,172
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$10,739
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

For the years ended December 31, 2013, 2012, and 2011, amortization expense was $3.4 million, $1.6 million, and $0.6 million respectively. The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
2014	$5,143
2015	3,995
2016	2,234
2017	1,232
2018	1,232
Thereafter	10,475
Total future amortization expense	$24,311
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2013	2012
	(As restated)
Accrued salaries and wages	$12,790	$11,585
Accrued bonus	2,277	1,603
Accrued vacation	9,696	8,993
Accrued litigation and fees	8,000	—
Accrued expenses	19,081	15,924
Rent liability	2,446	—
Accrued income taxes payable	—	6,535
Total accrued liabilities	$54,290	$44,640
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
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
	(As restated)
Numerator:
Net income	$45,883	$121,146	$171,078
Denominator:
Weighted average number of common shares outstanding	53,923	52,947	52,291
Effect of dilutive options and restricted stock units	1,482	2,762	4,572
Effect of dilutive warrants	82	237	270
Diluted weighted average number of common shares outstanding	55,487	55,946	57,133
Earnings per common share:
Basic earnings per common share	$0.85	$2.29	$3.27
Diluted earnings per common share	0.83	2.17	2.99
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
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
	(As restated)
Current:
Federal	$29,456	$77,720	$88,513
State	3,168	7,665	8,632
	32,624	85,385	97,145
Deferred:
Federal	(5,952)	(10,470)	6,089
State	(1,010)	(903)	(488)
	(6,962)	(11,373)	5,601
Total	$25,662	$74,012	$102,746
Deferred tax assets and liabilities are comprised of the following (in thousands):

	As of December 31,
	2013	2012
	(As restated)
Deferred tax assets:
Net operating loss	$235	$258
Fixed assets	214	233
Bad debt	463	1,632
Vacation accrual	2,762	2,815
Stock-based compensation	15,341	13,299
Deferred rent	9,944	9,404
State tax	2,310	2,541
Bonus accrual	849	599
Unearned interest	1,281	1,081
Accrued expenses	4,377	196
Revenue reserves	8,992	10,681
Total deferred tax assets	46,768	42,739
Valuation allowance	—	—
Net deferred tax assets	46,768	42,739
Deferred tax liabilities:
Fixed assets and intangibles	(11,550)	(13,411)
Unrealized gain on investments	(28)	(132)
Total deferred tax liabilities	(11,578)	(13,543)
Total net deferred tax assets	$35,190	$29,196

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The current year change in net deferred tax assets of $6.0 million is comprised of net deferred expense of $7.0 million recorded through income tax expense, offset by the $1.1 million tax benefit shortfall recorded to additional paid in capital, net of the $0.1 million tax effect of unrealized loss on investments recorded through other comprehensive income.
Deferred taxes are reflected in the balance sheet as follows (in thousands):

	As of December 31,
	2013	2012
	(As restated)
Current deferred tax assets	$16,683	$15,490
Current deferred tax liabilities	—	—
Noncurrent deferred tax assets	18,507	13,706
Noncurrent deferred tax liabilities	—	—
Total	$35,190	$29,196
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
A reconciliation of the income tax expense computed using the U.S. federal statutory tax rate of 35% and the Company's provision for income taxes follows (in thousands):

	Year Ended December 31,
	2013		2012		2011
	(As restated)
Computed expected federal tax expense	$25,041	35.0%	$68,305	35.0%	$95,839	35.0%
State taxes, net of federal benefit	1,351	1.9	4,586	2.4	5,370	2.0
Permanent differences	917	1.3	1,074	0.5	1,601	0.6
Uncertain tax positions	(1,647)	(2.3)	31	—	(192)	(0.1)
Other	—	—	16	—	128	—
Income tax expense	$25,662	35.9%	$74,012	37.9%	$102,746	37.5%
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
22. Quarterly Results of Operations (Unaudited)
The following tables set forth unaudited results of operations and certain operating results for each quarter during 2013 and 2012. The Company believes that the information reflects all adjustments necessary to present fairly the information below. Basic and diluted earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per common share information may not equal annual basic and diluted earnings per common share.

	First Quarter (as Restated)	Second Quarter (as Restated)	Third Quarter (as Restated)	Fourth Quarter (as Restated)
	(In thousands, except per share data)
2013
Revenue	$212,986	$193,470	$182,768	$162,225
Operating income (loss)	39,676	19,133	19,524	(9,870)
Net income (loss)	24,667	12,114	14,211	(5,109)
Earnings (loss) per common share:
Basic	$0.46	$0.22	$0.26	$(0.10)
Diluted	0.45	0.22	0.25	(0.10)

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2012
Revenue	$241,433	$249,534	$245,917	$206,521
Operating income	44,875	67,874	47,647	31,231
Net income	28,434	42,708	30,179	19,825
Earnings per common share:
Basic	$0.55	$0.81	$0.57	$0.37
Diluted	0.51	0.76	0.54	0.36
The Company has restated its consolidated balance sheet as of December 31, 2013, and its consolidated statement of income, consolidated statement of comprehensive income and consolidated statement of cash flow for the year ended December 31, 2013, as well as for the quarterly periods during that fiscal year. The Company has also revised its consolidated balance sheet as of December 31, 2012, and its consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of cash flow for the years ended December 31, 2012 and 2011, as well as for the quarterly periods during 2012. During the reporting of the first quarter of 2014, the Company identified misapplications of GAAP as it related to the accounting for revenue recognition and the classification of restricted cash. Specifically on the revenue recognition, the process for analyzing the collectibility assertion was not designed to reassess collectibility on a student-by-student basis throughout the period revenue was recognized by the Company's institutions. As a result, the Company identified adjustments, relating to revenue, provision for bad debts, accounts receivable, which should have been recognized during the prior periods, and restricted cash balances, which should have been presented differently during the prior periods.
The following tables present the impact of the corrections on the previously reported unaudited consolidated quarterly financial information for each of the quarters in the fiscal years ended December 31, 2013 and 2012. The “As Reported” column in the tables below reflects balances previously reported by the Company in its quarterly reports on Form 10-Q or annual report on Form 10-K for fiscal year 2013, which include revised 2012 balances. The “As Reclassified” column shows the impact of immaterial reclassifications made by the Company to reflect changes in presentation retrospectively, including (i) the reclassification of amortization for capitalized curriculum costs from general and administrative costs to instructional costs and services on its consolidated statements of income and (ii) the reclassification of current net student loans receivable to its own line item on the consolidated balance sheets. The “As Restated” column for 2013 and the “As Revised” column for 2012 reflects final adjusted balances after the related restatement or revision, as well as previously identified immaterial adjustments.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The following tables for fiscal year 2013 are presented in thousands, except per share data:

	As Reported	As Reclassified	As Restated	As Reported	As Reclassified	As Restated
Consolidated balance sheet data:	March 31, 2013			June 30, 2013
Cash and cash equivalents	$316,267	-	$275,533	$363,121	-	$322,578
Restricted cash	$—	-	$41,094	$—	-	$40,543
Accounts receivable, net	$69,352	$68,472	$51,835	$60,502	$58,895	$43,393
Student loans receivable, net, current	$—	$880	$880	$—	$1,607	$1,607
Deferred income taxes, current	$10,970	-	$15,524	$11,020	-	$15,573
Prepaid expenses and other current assets	$21,445	-	$25,245	$20,294	-	$23,891
Total current assets	$530,232	-	$521,949	$541,747	-	$534,395
Student loans receivable, net, non-current	$14,524	-	$13,788	-	-	-
Deferred income taxes, non-current	$13,262	-	$13,701	$13,306	-	$13,746
Total assets	$763,100	-	$754,520	$761,992	-	$755,080
Accrued liabilities	$56,707	-	$58,801	$45,089	-	$48,336
Deferred revenue and student deposits	-	-	-	$135,865	-	$134,634
Total current liabilities	$204,577	-	$206,671	$188,315	-	$190,331
Total liabilities	$240,985	-	$243,079	$225,222	-	$227,238
Retained earnings	$501,565	-	$490,891	$511,933	-	$503,005
Total stockholders’ equity	$522,115	-	$511,441	$536,770	-	$527,842
Total liabilities and stockholders’ equity	$763,100	-	$754,520	$761,992	-	$755,080

	As Reported	As Reclassified	As Restated	As Reported	As Reclassified	As Restated
Consolidated balance sheet data:	September 30, 2013			December 31, 2013
Cash and cash equivalents	$431,762	-	$392,299	$249,472	-	$212,526
Restricted cash	$—	-	$39,463	$—	-	$36,946
Accounts receivable, net	$51,123	$49,441	$41,842	$28,565	-	$22,953
Student loans receivable, net, current	$—	$1,682	$1,682	-	-	-
Deferred income taxes, current	$11,033	-	$15,586	$15,232	-	$16,683
Prepaid expenses and other current assets	$16,057	-	$19,072	$21,369	-	$21,563
Total current assets	$545,196	-	$545,165	$381,582	-	$377,615
Deferred income taxes, non-current	$13,284	-	$13,724	-	-	-
Total assets	$765,190	-	$765,599	$573,979	-	$570,012
Accrued liabilities	$43,567	-	$48,828	$54,756	-	$54,290
Total current liabilities	$179,336	-	$184,597	$192,742	-	$192,276
Total liabilities	$214,375	-	$219,636	$225,940	-	$225,474
Retained earnings	$522,068	-	$517,216	$515,608	-	$512,107
Total stockholders’ equity	$550,815	-	$545,963	$348,039	-	$344,538
Total liabilities and stockholders’ equity	$765,190	-	$765,599	$573,979	-	$570,012

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	As Reported	As Reclassified	As Restated	As Reported	As Reclassified	As Restated
	Three Months Ended
Consolidated statement of income data:	March 31, 2013			June 30, 2013
Revenue	$221,984	-	$212,986	$197,574	-	$193,470
Instructional costs and services	$101,646	$102,282	$97,028	$106,045	$106,812	$99,603
General and administrative	$19,375	$18,739	$18,739	$17,919	$17,152	$17,152
Total costs and expenses	$178,564	-	$173,310	$181,546	-	$174,337
Operating income	$43,420	-	$39,676	$16,028	-	$19,133
Other income, net	$818	-	$837	$1,031	-	$748
Income before income taxes	$44,238	-	$40,513	$17,059	-	$19,881
Income tax expense	$17,271	-	$15,846	$6,691	-	$7,767
Net income	$26,967	-	$24,667	$10,368	-	$12,114
Basic earnings per share	$0.50	-	$0.46	$0.19	-	$0.22
Diluted earnings per share	$0.49	-	$0.45	$0.19	-	$0.22

	As Reported	As Reclassified	As Restated	As Reported	As Reclassified	As Restated
	Three Months Ended
Consolidated statement of income data:	September 30, 2013			December 31, 2013
Revenue	$185,612	-	$182,768	$163,453	-	$162,225
Instructional costs and services	$92,204	$93,079	$83,562	$93,755	-	$90,541
General and administrative	$16,050	$15,175	$15,175	-	-	-
Total costs and expenses	$172,761	-	$163,244	$175,309	-	$172,095
Operating income (loss)	$12,851	-	$19,524	$(11,856)	-	$(9,870)
Income (loss) before income taxes	$13,638	-	$20,310	$(11,146)	-	$(9,159)
Income tax expense (benefit)	$3,503	-	$6,099	$(4,686)	-	$(4,050)
Net income (loss)	$10,135	-	$14,211	$(6,460)	-	$(5,109)
Basic earnings (loss) per share	$0.19	-	$0.26	$(0.12)	-	$(0.10)
Diluted earnings (loss) per share	$0.18	-	$0.25	$(0.12)	-	$(0.10)

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	As Reported	As Reclassified	As Restated	As Reported	As Reclassified	As Restated
	Year to Date Period Ended
Consolidated statement of income data:	March 31, 2013			June 30, 2013
Revenue	$221,984	-	$212,986	$419,558	-	$406,456
Instructional costs and services	$101,646	$102,282	$97,028	$207,691	$209,094	$196,631
General and administrative	$19,375	$18,739	$18,739	$37,294	$35,891	$35,891
Total costs and expenses	$178,564	-	$173,310	$360,110	-	$347,647
Operating income	$43,420	-	$39,676	$59,448	-	$58,809
Other income, net	$818	-	$837	$1,849	-	$1,585
Income before income taxes	$44,238	-	$40,513	$61,297	-	$60,394
Income tax expense	$17,271	-	$15,846	$23,962	-	$23,613
Net income	$26,967	-	$24,667	$37,335	-	$36,781
Basic earnings per share	$0.50	-	$0.46	$0.69	-	$0.68
Diluted earnings per share	$0.49	-	$0.45	$0.67	-	$0.66
Consolidated statement of cash flow data:
Net income	$26,967	-	$24,667	$37,335	-	$36,781
Provision for bad debts	$18,294	-	$13,040	$36,865	-	$24,403
Amortization of premium/ discount	$1,005	-	$1,407	$3,100	-	$2,165
Restricted cash	$—	-	$5,900	$—	-	$6,451
Accounts receivable	$(19,381)	-	$(10,229)	$(28,744)	-	$(13,222)
Prepaid expenses and other current assets	$(1,635)	-	$(5,656)	$(96)	-	$(4,110)
Student loan receivable	$281	-	$(133)	-	-	-
Accounts payable and accrued liabilities	$14,119	-	$16,213	$2,153	-	$5,400
Deferred revenue and student deposits	$(34,088)	-	$(33,747)	$(39,192)	-	$(39,996)
Cash flows from operating activities	$15,616	-	$21,516	$32,273	-	$38,724

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	As Reported	As Reclassified	As Restated	As Reported	As Reclassified	As Restated
	Year to Date Period Ended
Consolidated statement of income data:	September 30, 2013			December 31, 2013
Revenue	$605,170	-	$589,224	$768,623	-	$751,449
Instructional costs and services	$299,895	$302,173	$280,193	$395,928	-	$370,734
General and administrative	$53,344	$51,066	$51,066	-	-	-
Total costs and expenses	$532,871	-	$510,891	$708,180	-	$682,986
Operating income	$72,299	-	$78,333	$60,443	-	$68,463
Other income, net	$2,636	-	$2,371	$3,346	-	$3,082
Income before income taxes	$74,935	-	$80,704	$63,789	-	$71,545
Income tax expense	$27,465	-	$29,712	$22,779	-	$25,662
Net income	$47,470	-	$50,992	$41,010	-	$45,883
Basic earnings per share	$0.88	-	$0.94	$0.76	-	$0.85
Diluted earnings per share	$0.85	-	$0.91	$0.74	-	$0.83
Consolidated statement of cash flow data:
Net income	$47,470	-	$50,992	$41,010	-	$45,883
Provision for bad debts	$53,649	-	$31,670	$72,313	-	$47,119
Amortization of premium/discount	$3,596	-	$2,662	$3,559	-	$2,624
Deferred income taxes	-	-	-	$(10,506)	-	$(6,962)
Restricted cash	$—	-	$7,531	$—	-	$10,048
Accounts receivable	$(36,056)	-	$(18,826)	$(34,348)	-	$(15,973)
Prepaid expenses and other current assets	$3,395	-	$(155)	$(2,411)	-	$(2,607)
Accounts payable and accrued liabilities	$3,699	-	$8,960	$13,687	-	$13,220
Deferred revenue and student deposits	$(48,610)	-	$(48,160)	-	-	-
Cash flows from operating activities	$54,277	-	$61,808	$75,538	-	$85,586

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The following tables for fiscal year 2012 are presented in thousands, except per share data:

	As Reported	As Reclassified	As Revised	As Reported	As Reclassified	As Revised
Consolidated balance sheet data:	March 31, 2012			June 30, 2012
Cash and cash equivalents	$162,148	-	$103,405	$180,425	-	$123,901
Restricted cash	$25	-	$58,768	$—	-	$56,524
Accounts receivable, net	$91,129	$90,708	$75,846	$91,139	$90,620	$74,826
Student loan receivables, net, current	$—	$421	$421	$—	$519	$519
Deferred income taxes, current	$5,441	-	$8,235	$5,442	-	$8,235
Prepaid expenses and other current assets	$17,864	-	$18,367	22,966	-	25,105
Total current assets	$441,169	-	$429,604	$459,764	-	$448,902
Student loan receivables, net, non-current	$12,065	-	$11,035	$14,998	-	$14,232
Deferred income taxes, non-current	$10,805	-	$11,604	$10,810	-	$11,608
Total assets	$682,447	-	$670,651	$723,119	-	$712,289
Accrued liabilities	$66,755	-	$64,595	$54,650	-	$54,006
Total current liabilities	$260,575	-	$258,415	$248,012	-	$247,368
Total liabilities	$289,296	-	$287,136	$279,333	-	$278,689
Retained earnings	$383,148	-	$373,512	$426,406	-	$416,220
Total stockholders’ equity	$393,151	-	$383,515	$443,786	-	$433,600
Total liabilities and stockholders’ equity	$682,447	-	$670,651	$723,119	-	$712,289

	As Reported	As Reclassified	As Revised	As Reported	As Reclassified	As Revised
Consolidated balance sheet data:	September 30, 2012			December 31, 2012
Cash and cash equivalents	$181,577	-	$131,501	$255,965	-	$208,971
Restricted cash	$—	-	$50,076	$—	-	$46,994
Accounts receivable, net	$99,919	$99,386	$84,178	$67,371	-	$54,487
Student loan receivables, net, current	$—	$533	$533	-	-	-
Deferred income taxes, current	$5,313	-	$8,106	$10,936	-	$15,490
Prepaid expenses and other current assets	$22,722	-	$22,944	$19,810	-	$20,053
Total current assets	$452,515	-	$440,322	$491,605	-	$483,518
Student loan receivables, net, non-current	$14,992	-	$14,291	$15,143	-	$14,416
Deferred income taxes, non-current	$10,752	-	$11,550	$13,266	-	$13,706
Total assets	$736,099	-	$724,003	$750,787	-	$742,413
Accrued liabilities	$52,313	-	$50,044	-	-	-
Total current liabilities	$231,925	-	$229,656	-	-	-
Total liabilities	$265,565	-	$263,296	-	-	-
Retained earnings	$456,226	-	$446,399	$474,598	-	$466,224
Total stockholders’ equity	$470,534	-	$460,707	$491,570	-	$483,196
Total liabilities and stockholders’ equity	$736,099	-	$724,003	$750,787	-	$742,413

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	As Reported	As Reclassified	As Revised	As Reported	As Reclassified	As Revised
	Three Months Ended
Consolidated statement of income data:	March 31, 2012			June 30, 2012
Revenue	$250,437	-	$241,433	$256,302	-	$249,534
Instructional costs and services	$84,224	$84,453	$81,202	$85,279	$85,579	$79,719
General and administrative	$25,542	$25,314	$25,314	$15,047	$14,747	$14,747
Total costs and expenses	$199,808	-	$196,558	$187,520	-	$181,660
Operating income	$50,629	-	$44,875	$68,782	-	$67,874
Other income, net	$683	-	$740	$854	-	$883
Income before income taxes	$51,312	-	$45,615	$69,636	-	$68,757
Income tax expense	$19,341	-	$17,181	$26,378	-	$26,049
Net income	$31,971	-	$28,434	$43,258	-	$42,708
Basic earnings per share	$0.61	-	$0.55	$0.82	-	$0.81
Diluted earnings per share	$0.57	-	$0.51	$0.77	-	$0.76

	As Reported	As Reclassified	As Revised	As Reported	As Reclassified	As Revised
	Three Months Ended
Consolidated statement of income data:	September 30, 2012			December 31, 2012
Revenue	$252,076	-	$245,917	$209,356	-	$206,521
Instructional costs and services	$90,986	$91,362	$84,666	$102,034	$102,607	$97,485
General and administrative	$17,247	$16,870	$16,870	$13,139	$12,566	$12,566
Total costs and expenses	$204,967	-	$198,270	$180,412	-	$175,290
Operating income	$47,109	-	$47,647	$28,944	-	$31,231
Other income, net	$955	-	$996	$878	-	$912
Income before income taxes	$48,064	-	$48,643	$29,822	-	$32,143
Income tax expense	$18,244	-	$18,464	$11,450	-	$12,318
Net income	$29,820	-	$30,179	$18,372	-	$19,825
Basic earnings per share	$0.56	-	$0.57	$0.34	-	$0.37
Diluted earnings per share	$0.53	-	$0.54	$0.33	-	$0.36

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	As Reported	As Reclassified	As Revised	As Reported	As Reclassified	As Revised
	Year to Date Period Ended
Consolidated statement of income data:	March 31, 2012			June 30, 2012
Revenue	$250,437	-	$241,433	$506,739	-	$490,967
Instructional costs and services	$84,224	$84,453	$81,202	$169,503	$170,032	$160,921
General and administrative	$25,542	$25,314	$25,314	$40,589	$40,061	$40,061
Total costs and expenses	$199,808	-	$196,558	$387,328	-	$378,218
Operating income	$50,629	-	$44,875	$119,411	-	$112,749
Other income, net	$683	-	$740	$1,537	-	$1,623
Income before income taxes	$51,312	-	$45,615	$120,948	-	$114,372
Income tax expense	$19,341	-	$17,181	$45,719	-	$43,230
Net income	$31,971	-	$28,434	$75,229	-	$71,142
Basic earnings per share	$0.61	-	$0.55	$1.44	-	$1.36
Diluted earnings per share	$0.57	-	$0.51	$1.34	-	$1.27
Consolidated statement of cash flow data:
Net income	$31,971	-	$28,434	$75,229	-	$71,142
Provision for bad debts	$16,669	-	$13,418	$33,401	-	$24,289
Amortization of premium/discount	$1,754	-	$2,125	$3,594		$4,470
Restricted cash	$—	-	$(5,028)	$—	-	$(2,809)
Accounts receivable	$(46,053)	-	$(37,153)	$(62,501)	-	$(46,772)
Prepaid expenses and other current assets	$(459)	-	$32	$(5,084)	-	$(6,806)
Student loans receivable	$(2,399)		$(3,214)	$(5,626)		$(6,666)
Accounts payable and accrued liabilities	$26,851	-	$24,691	$18,492	-	$17,847
Cash flows from operating activities	$40,350	-	$35,321	$76,806	-	$73,996

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	As Reported	As Reclassified	As Revised	As Reported	As Reclassified	As Revised
	Year to Date Period Ended
Consolidated statement of income data:	September 30, 2012			December 31, 2012
Revenue	$758,815	-	$736,884	$968,171	-	$943,405
Instructional costs and services	$260,489	$261,394	$245,587	$364,001	-	$343,072
General and administrative	$57,836	$56,931	$56,931	-	-	-
Total costs and expenses	$592,295	-	$576,488	$772,707	-	$751,778
Operating income	$166,520	-	$160,396	$195,464	-	$191,627
Other income, net	$2,492	-	$2,619	$3,370	-	$3,531
Income before income taxes	$169,012	-	$163,015	$198,834	-	$195,158
Income tax expense	$63,963	-	$61,694	$75,413	-	$74,012
Net income	$105,049	-	$101,321	$123,421	-	$121,146
Basic earnings per share	$2.00	-	$1.93	$2.33	-	$2.29
Diluted earnings per share	$1.87	-	$1.81	$2.21	-	$2.17
Consolidated statement of cash flow data:
Net income	$105,049	-	$101,321	$123,421	-	$121,146
Provision for bad debts	$52,418	-	$36,610	$73,696	-	$52,767
Deferred income taxes	-	-	-	$(9,972)	-	$(11,373)
Amortization of premium/discount	$5,384		$6,922	$6,805		$8,992
Restricted cash	$—	-	$3,639	$—	-	$6,721
Accounts receivable	$(90,188)	-	$(68,357)	$(81,577)	-	$(62,333)
Prepaid expenses and other current assets	$(3,982)	-	$(4,548)	$(1,056)	-	$(2,387)
Student loans receivable	$(5,730)		$(6,729)	$(3,778)		$(5,742)
Accounts payable and accrued liabilities	$19,363	-	$17,094	-	-	-
Deferred revenue and student deposits	-	-	-	$(10,389)	-	$(3,921)
Cash flows from operating activities	$93,588	-	$97,226	$143,185	-	$149,905
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
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. At the time that our Annual Report on Form 10-K for the year ended December 31, 2013 was filed on March 17, 2014, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013. Subsequent to that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 because of the material weaknesses in our internal control over financial reporting described below. Notwithstanding the material weaknesses described below, management, based upon the work performed during the restatement process, has concluded that the Company's consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K/A are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States (“GAAP”) for each of the periods presented herein.
Management's Restated Report on Internal Control Over Financial Reporting
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management's assessment of our internal control over financial reporting, our management has identified control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2013, as described below.
Our management has concluded that there are two material weaknesses in internal control over financial reporting, as we did not maintain effective controls over the selection and application of GAAP related to revenue recognition and restricted cash. Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. One control deficiency related to our failure to maintain effective internal controls over the accounting for revenue recognition. Specifically, the process for analyzing the collectibility criterion for revenue recognition was not designed to reassess collectibility, on a student-by-student basis, throughout the period revenue was recognized by the Company's institutions. This control deficiency resulted in the misstatement of our revenue, bad debt expense, and accounts receivables and related financial disclosures, and resulted in the restatement of the Company’s consolidated financial statements for the year 2013 and each of the quarters of 2013 and revision of the Company’s consolidated financial statements for the years 2012 and 2011 and each of the quarters of 2012 and 2011. The other control deficiency related to our failure to maintain effective internal controls over the presentation of certain funds as restricted cash. This control deficiency resulted in the misstatement of our cash and cash equivalents and restricted cash accounts, cash flow provided by operating activities on the consolidated statement of cash flows, and the related financial disclosures and resulted in the revision of the Company’s consolidated financial statements for the years 2013, 2012, and 2011 and each of the quarters of 2013, 2012, and 2011. Additionally, these control deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute individual material weaknesses.
In Management's Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2013, our management, including our chief executive officer and our chief financial officer, concluded that we maintained effective internal control over financial reporting as of December 31, 2013. Management has subsequently concluded that the material weaknesses described above existed as of December 31, 2013. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO. Accordingly, our management has restated its report on internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.
Management's Remediation Plan
We are committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting. Management is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.
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
Prior Material Weakness and Remediation
We had disclosed in Item 9A, Controls and Procedures of our annual report on Form 10-K/A, for the prior year ended December 31, 2012, that there were matters that constituted a material weakness in our internal control over financial reporting.
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
We committed to remediating the control deficiencies that constituted the fiscal year 2012 material weakness by implementing changes to our internal control over financial reporting. Throughout 2013, we took actions to improve in the area of accounts receivable including:

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
We will continue to maintain appropriate focus on these critical accounting areas going forward. We believe the measures we have taken will remediate the control deficiencies described above and strengthen our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)    The following documents are included as part of this Annual Report on Form 10-K/A:
(1)    Financial Statements.
(2)    Financial Statement Schedules.
All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.
(3)    Exhibits.

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
		Acquisition Agreements
2.1		Purchase and Sale Agreement dated December 3, 2004, as amended, among The Franciscan University of the Prairies, the Sisters of St. Francis and the registrant.		X	S-1	2.1	February 17, 2009
2.2		Asset Purchase and Sale Agreement dated September 12, 2007 between the Colorado School of Professional Psychology and the registrant.		X	S-1	2.2	February 17, 2009
		Charter Documents and Instruments Defining Rights of Security Holders
3.1		Fifth Amended and Restated Certificate of Incorporation.		X	10-Q	3.1	May 21, 2009
3.2		Second Amended and Restated Bylaws.		X	S-1	3.4	March 20, 2009
4.1		Specimen of Stock Certificate.		X	S-1	4.1	March 30, 2009
4.2		Second Amended and Restated Registration Rights Agreement dated August 26, 2009 among the registrant and the other persons named therein.		X	S-1	4.4	September 4, 2009
		Employee Benefit Plans
10.1	*	Amended and Restated 2005 Stock Incentive Plan.		X	S-1	10.1	December 22, 2008
10.2	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Founders.		X	S-1	10.2	February 17, 2009
10.3	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Charlene Dackerman, Jane McAuliffe, Ross Woodard and other non-executive employees.		X	S-1	10.3	February 17, 2009
10.4	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Andrew S. Clark, Daniel J. Devine, Rodney T. Sheng and Christopher L. Spohn.		X	S-1	10.4	February 17, 2009
10.5	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Robert Hartman.		X	S-1	10.12	February 17, 2009
10.6	*	Amended and Restated 2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Charlene Dackerman, Jane McAuliffe, Ross Woodard and other non-executive employees.		X	8-K	10.13	January 12, 2010
10.7	*	Amended and Restated 2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Andrew S. Clark, Daniel J. Devine, Rodney T. Sheng and Christopher L. Spohn.		X	8-K	10.14	January 12, 2010
10.8	*	Amended and Restated 2005 Stock Incentive Plan-Amendment to Stock Option Award		X	S-1	10.33	March 30, 2009

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.9	*	Amended and Restated 2009 Stock Incentive Plan.		X	8-K	10.1	May 16, 2013
10.10	*	Amended and Restated 2009 Stock Incentive Plan-Form of Nonstatutory Stock Option Agreement for Executives and Senior Management.		X	S-8	99.4	May 13, 2009
10.11	*	Amended and Restated 2009 Stock Option Plan - Form of Nonstatutory Stock Option Agreement (effective March 2011).		X	10-Q	10.3	May 3, 2011
10.12	*	Amended and Restated 2009 Stock Incentive Plan-Form of Incentive Stock Option Agreement for Executives and Senior Management.		X	S-8	99.5	May 13, 2009
10.13	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (Deferred Settlement).		X	8-K	99.1	June 27, 2011
10.14	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (General).		X	8-K	99.2	June 27, 2011
10.15	*	Form of Non-Plan Stock Option Agreement		X	S-8	99.6	May 13, 2009
10.16	*	Form of Compensatory Warrant Agreement.		X	S-1	4.1	March 20, 2009
10.17	*	Amended and Restated Employee Stock Purchase Plan.		X	8-K	99.1	March 22, 2010
10.18	*	Bridgepoint Education Nonqualified Deferred Compensation Plan		X	10-Q	10.7	May 3, 2010
		Agreements with Executive Officers, Directors and Warburg Pincus
10.19	*	Employment Agreement between Andrew S. Clark and the registrant.		X	S-1	10.24	March 20, 2009
10.20	*	Employment Agreement between Daniel J. Devine and the registrant.		X	S-1	10.25	March 20, 2009
10.21	*	Employment Agreement between Rodney T. Sheng and the registrant.		X	S-1	10.27	March 20, 2009
10.22	*	Offer Letter to Diane Thompson.		X	S-1	10.28	March 20, 2009
10.23	*	Offer Letter to Thomas Ashbrook.		X	S-1	10.29	March 20, 2009
10.24	*	Offer Letter to Douglas C. Abts.		X	10-K	10.23	March 2, 2011
10.25	*	Executive Severance Plan.		X	S-1	10.31	March 20, 2009
10.26	*	Form of Severance Agreement under the Executive Severance Plan.		X	S-1	10.32	March 20, 2009
10.27	*	Offer Letter to Dale Crandall.		X	S-1	10.30	March 20, 2009
10.28	*	Offer Letter to Marye Anne Fox.		X	10-K	10.30	March 7, 2012
10.29	*	Offer Letter to Andrew Miller.		X	10-K	10.31	March 7, 2012
10.30	*	Form of Indemnification Agreement for Executive Officers and Directors (before January 1, 2012).		X	S-1	10.8	December 22, 2008
10.31	*	Form of Indemnification Agreement (after January 1, 2012).		X	10-K	10.33	March 7, 2012
10.32	*	Stock Ownership Guidelines (after December 31, 2011 and prior to May 14, 2013).		X	10-K	10.34	March 7, 2012
10.33	*	Stock Ownership Guidelines (effective May 14, 2013).		X	10-K	10.33	March 17, 2014
10.34		Nominating Agreement between Warburg Pincus and the registrant.		X	S-1	10.11	February 17, 2009
		Bank Documents
10.35		Credit Agreement dated January 29, 2010 with Comerica Bank		X	8-K	99.1	February 3, 2010
10.36		Revolving Credit Note dated January 29, 2010 with Comerica Bank		X	8-K	99.2	February 3, 2010
10.37		Security Agreement dated January 29, 2010 with Comerica Bank		X	8-K	99.3	February 3, 2010
10.38		First Amendment to Loan Documents with Comerica Bank dated July 30, 2010		X	10-Q	10.1	August 3, 2010
10.39		Second Amendment to Loan Documents with Comerica Bank dated August 6, 2010.		X	10-Q	10.2	November 2, 2010
10.40		Third Amendment to Loan Documents with Comerica Bank dated December 1, 2010.		X	10-K	10.39	March 2, 2011
10.41		Fourth Amendment to Loan Documents with Comerica Bank, dated May 2, 2011.		X	10-Q	10.1	August 2, 2011
10.42		Fifth Amendment to Loan Documents with Comerica Bank, dated January 27, 2012.		X	10-K	10.43	March 7, 2012
10.43		Sixth Amendment to Loan Documents with Comerica Bank, dated March 30, 2012.		X	10-Q	10.6	May 1, 2012

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.44		Amended and Restated Revolving Credit Agreement with Comerica Bank, dated as of April 13, 2012.		X	10-Q	10.1	August 7, 2012
		Material Real Estate Leases
10.45	†	Office Lease dated January 31, 2008 with Kilroy Realty, L.P., as amended by the First Amendment thereto dated December 1, 2008, related to the premises located at 13480 Evening Creek Drive North, San Diego, California.		X	S-1	10.15	April 13, 2009
10.46	†	Second Amendment to Office Lease dated June 3, 2009, with Kilroy Realty L.P., related to the premises located at 13480 Evening Creek Drive North, San Diego, California.		X	10-Q	10.2	August 11, 2009
10.47	†	Office Lease and Sublease Agreements, related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	S-1	10.16	April 13, 2009
10.48	†	First Amendment to Office Lease dated March 12, 2010, with Kilroy Realty, L.P., related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	10-Q	10.5	May 3, 2010
10.49	†	Second Amendment to Office Lease with Kilroy Realty, L.P., dated February 29, 2012, related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	10-Q	10.5	May 1, 2012
10.50	†	Office Lease dated June 26, 2009, with Kilroy Realty, L.P., related to the premises located at 13520 Evening Creek Drive North, San Diego, California.		X	10-Q	10.1	August 11, 2009
10.51	†	Standard Form Modified Gross Office Lease dated October 22, 2008, and addendum, with Sunroad Centrum Office I, L.P. related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	S-1	10.17	March 2, 2009
10.52	†	First Amendment to Standard Form Modified Gross Office Lease dated September 16, 2011, with Sunroad Centrum Office I, L.P., related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	10-Q	10.4	December 16, 2011
10.53	†	Office Lease dated February 28, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-Q	10.1	May 3, 2011
10.54	†	Commencement Date Memorandum and First Amendment to Office Lease dated November 18, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-K	10.55	March 7, 2012
10.55	†	Lease dated August 8, 2011, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.3	November 1, 2011
10.56	†	First Amendment dated June 28, 2012, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.2	August 7, 2012
		Material Strategic Agreements
10.57	†	Master Services and License Agreement dated September 29, 2009, with eCollege.com		X	8-K	99.1	October 1, 2009
10.58	†	First Addendum to Master Services and License Agreement dated November 9, 2009 with eCollege.com		X	10-K	10.45	March 2, 2010
10.59	†	Second Addendum to Master Services and License Agreement dated December 15, 2009 with eCollege.com		X	10-K	10.46	March 2, 2010
10.60	†	Third Addendum to Master Services and License Agreement dated January 12, 2010 with eCollege.com		X	10-K	10.47	March 2, 2010
10.61	†	Fourth Addendum to Master Services and License Agreement dated October 14, 2010 with eCollege.com		X	10-K	10.54	March 2, 2011
10.62	†	Software License Agreement and Campuscare Support Agreement between Campus Management Corp. and the registrant.		X	S-1	10.21	March 30, 2009
10.63	†	Addenda to Software License Agreement with Campus Management Corp. dated June 29, 2009.		X	10-Q	10.5	August 11, 2009
10.64	†	Addendum to CampusCare Maintenance and Support Agreement dated February 11, 2011 with Campus Management Corporation.		X	10-Q	10.2	May 3, 2011
10.65	†	CampusCare Maintenance and Support Renewal dated December 28, 2011, with Campus Management Corp.		X	10-K	10.67	March 7, 2012
10.66	†	Addendum to Software License Agreement with Campus Management Corp. dated June 29, 2012.		X	10-K	10.72	March 12, 2013

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.67	†	Addendum to CampusCare Support Agreement dated June 29, 2012 with Campus Management Corporation.		X	10-K	10.73	March 12, 2013
10.68	†	CampusCare Maintenance and Support Renewal dated December 10, 2012, with Campus Management Corp.		X	10-K	10.68	March 17, 2014
10.69	†	CampusCare Maintenance and Support Renewal dated October 24, 2013, with Campus Management Corp.		X	10-K	10.69	March 17, 2014
10.70		General Services Agreement dated January 1, 2009 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-K	10.68	March 7, 2012
10.71		Amendment One to General Services Agreement dated July 14, 2011 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-Q	10.4	August 2, 2011
10.72	†	Amendment One to Task Order One (Central Financial Aid Processing) dated January 2, 2012 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-K	10.70	March 7, 2012
10.73		General Services Agreement dated January 1, 2009 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-K	10.71	March 7, 2012
10.74		Amendment One to General Services Agreement dated July 15, 2011 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-Q	10.5	August 2, 2011
10.75	†	Amendment One to Task Order One (Central Financial Aid Processing) dated January 2, 2012 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-K	10.73	March 7, 2012
10.76	†	License Agreement dated October 31, 2013 between Forbes Education Holdings, Bridgepoint Education, Inc. and Ashford University, LLC.		X	10-K	10.76	March 17, 2014
		Code of Ethics
14.1		Amended and Restated Code of Ethics		X	8-K	14.1	December 1, 2009
		Subsidiaries
21.1		List of subsidiaries of the registrant.		X	10-K	21.1	March 12, 2013
		Consent and Power of Attorney
23.1		Consent of independent registered public accounting firm.	X
24.1		Power of Attorney (included on signature page).		X	10-K	24.1	March 12, 2013
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
			X
99.1		Disclosure required pursuant to Section 13(r) of the Securities Exchange Act of 1934		X	10-K	99.1	March 17, 2014
		Interactive Data
101	‡
The following financial information from our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, filed with the SEC on August 1, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets as of December 31, 2013, and December 31, 2012; (ii) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011 (iv) the Consolidated Statements Stockholder's Equity for the three years ended December 31, 2013; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Annual Consolidated Financial Statements.
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
Dated: August 1, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ANDREW S. CLARK	CEO and President (Principal Executive Officer) and a Director	August 1, 2014
Andrew S. Clark

/s/ DANIEL J. DEVINE	Chief Financial Officer (Principal Financial Officer)	August 1, 2014
Daniel J. Devine

/s/ RUSSELL SAKAMOTO	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	August 1, 2014
Russell Sakamoto

*	Director
Ryan Craig

*	Director
Dale Crandall

*	Director
Patrick T. Hackett

*	Director
Marye Anne Fox

*	Director
Robert Hartman

*	Director
Adarsh Sarma
* by /s/ DANIEL J. DEVINE
Attorney-in-Fact