Form 10-Q
period 2014-03-31
Bridgepoint Education Inc
filed 2014-08-04
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of July 25, 2014, was 45,254,701.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of March 31, 2014	As of December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$190,691	$212,526
Restricted cash	28,738	36,946
Investments	46,018	65,901
Accounts receivable, net	29,628	22,953
Student loans receivable, net	965	1,043
Deferred income taxes	16,699	16,683
Prepaid expenses and other current assets	27,864	21,563
Total current assets	340,603	377,615
Property and equipment, net	90,122	91,425
Investments	63,897	41,062
Student loans receivable, net	11,283	11,785
Goodwill and intangibles, net	26,637	26,878
Deferred income taxes	18,517	18,507
Other long-term assets	2,980	2,740
Total assets	$554,039	$570,012
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,576	$5,195
Accrued liabilities	62,224	54,290
Deferred revenue and student deposits	108,621	132,791
Total current liabilities	177,421	192,276
Rent liability	23,377	23,927
Other long-term liabilities	9,418	9,271
Total liabilities	210,216	225,474
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both March 31, 2014, and December 31, 2013	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 62,719 issued and 45,162 outstanding at March 31, 2014; 62,331 issued and 44,774 outstanding at December 31, 2013	627	623
Additional paid-in capital	172,476	168,829
Retained earnings	507,777	512,107
Accumulated other comprehensive income	12	48
Treasury stock, 17,557 shares at cost at both March 31, 2014, and December 31, 2013	(337,069)	(337,069)
Total stockholders' equity	343,823	344,538
Total liabilities and stockholders' equity	$554,039	$570,012
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenue	$157,270	$212,986
Costs and expenses:
Instructional costs and services	83,081	97,028
Admissions advisory and marketing	65,778	57,543
General and administrative	16,269	18,739
Total costs and expenses	165,128	173,310
Operating income (loss)	(7,858)	39,676
Other income, net	367	837
Income (loss) before income taxes	(7,491)	40,513
Income tax expense (benefit)	(3,161)	15,846
Net income (loss)	$(4,330)	$24,667
Earnings (loss) per share:
Basic	$(0.10)	$0.46
Diluted	(0.10)	0.45
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	44,897	54,129
Diluted	44,897	55,001
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$(4,330)	$24,667
Other comprehensive income (loss), net of tax:
Unrealized losses on investments	(36)	(49)
Comprehensive income (loss)	$(4,366)	$24,618
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2013	62,331	$623	$168,829	$512,107	$48	$(337,069)	$344,538
Stock-based compensation	—	—	1,893	—	—	—	1,893
Exercise of stock options	253	3	2,358	—	—	—	2,361
Excess tax benefit of option exercises and restricted stock, net of tax shortfall	—	—	601	—	—	—	601
Stock issued under restricted stock plan, net of shares held for taxes	135	1	(1,205)	—	—	—	(1,204)
Net loss	—	—	—	(4,330)	—	—	(4,330)
Unrealized losses on investments, net of tax	—	—	—	—	(36)	—	(36)
Balance at March 31, 2014	62,719	$627	$172,476	$507,777	$12	$(337,069)	$343,823
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(4,330)	$24,667
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	7,560	13,040
Depreciation and amortization	6,029	4,831
Amortization of premium/discount	(19)	1,407
Stock-based compensation	1,893	3,623
Excess tax benefit of option exercises	(793)	—
Loss on impairment of student loans receivable	265	—
Loss on disposal of fixed assets	80	—
Changes in operating assets and liabilities:
Restricted cash	8,208	5,900
Accounts receivable	(14,092)	(10,229)
Prepaid expenses and other current assets	(6,297)	(5,656)
Student loans receivable	198	(133)
Other long-term assets	(240)	124
Accounts payable and accrued liabilities	9,526	16,213
Deferred revenue and student deposits	(24,084)	(33,747)
Other liabilities	(403)	1,476
Net cash provided by (used in) operating activities	(16,499)	21,516
Cash flows from investing activities
Capital expenditures	(3,054)	(2,994)
Purchases of investments	(23,111)	(108)
Capitalized costs for intangible assets	(1,121)	(1,369)
Sales and maturities of investments	20,000	49,416
Net cash provided by (used in) investing activities	(7,286)	44,945
Cash flows from financing activities
Proceeds from exercise of stock options	2,361	101
Excess tax benefit of option exercises	793	—
Tax withholdings on issuance of restricted stock	(1,204)	—
Net cash provided by financing activities	1,950	101
Net increase (decrease) in cash and cash equivalents	(21,835)	66,562
Cash and cash equivalents at beginning of period	212,526	208,971
Cash and cash equivalents at end of period	$190,691	$275,533
Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$526	$673
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business
Bridgepoint Education, Inc. (together with its subsidiaries, the “Company”), was incorporated in 1999 and is a provider of postsecondary education services. Its wholly-owned subsidiaries, Ashford University® and University of the RockiesSM, are academic institutions that offer associate's, bachelor's, master's and doctoral programs online, as well as at their traditional campuses located in Iowa and Colorado, respectively.
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
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” This literature is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2016, using one of two retrospective application methods. The Company is evaluating the impacts, if any, the adoption of ASU No. 2014-09 will have on its financial position or results of operations.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017, with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company is evaluating the impacts, if any, the adoption of ASU 2014-12 will have on its financial position or results of operations.
3. Investments
The following tables summarize the fair value information of short and long-term investments as of March 31, 2014, and December 31, 2013, respectively (in thousands):

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$890	$—	$890
Corporate notes and bonds	—	24,070	—	24,070
U.S. government and agency securities	—	14,955	—	14,955
Certificates of deposit	—	70,000	—	70,000
Total	$—	$109,915	$—	$109,915

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$719	$—	$719
Corporate notes and bonds	—	16,244	—	16,244
Certificates of deposit	—	90,000	—	90,000
Total	$—	$106,963	$—	$106,963
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
The Company records the changes in unrealized gains and losses on its investments arising during the period in other comprehensive income. For the three months ended March 31, 2014 and 2013, the Company recorded net unrealized losses of $36,000 and $49,000, respectively, in other comprehensive income, which were net of tax effect of $26,000 and $30,000, respectively.
4. Accounts Receivable
Accounts receivable, net, consist of the following (in thousands):

	As of March 31, 2014	As of December 31, 2013
Accounts receivable	$60,389	$49,854
Less allowance for doubtful accounts	(30,761)	(26,901)
Accounts receivable, net	$29,628	$22,953
As of March 31, 2014 and December 31, 2013, there was an immaterial amount included within net accounts receivable with a payment due date of greater than one year.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the three months ended March 31, 2014	$(26,901)	$7,440	$(3,580)	$(30,761)
For the three months ended March 31, 2013	(31,466)	13,020	$(9,838)	(34,648)

(1)	Deductions represent accounts written off, net of recoveries.
5. Student Loan Receivables
Student loan receivables, net, consist of the following (in thousands):

Short-term:	As of March 31, 2014	As of December 31, 2013
Student loans receivable (non-tuition related)	$670	$587
Student loans receivable (tuition related)	487	621
Current student loans receivable	1,157	1,208
Less allowance for doubtful accounts	(192)	(165)
Student loans receivable, net	$965	$1,043

Long-term:	As of March 31, 2014	As of December 31, 2013
Student loans receivable (non-tuition related)	$6,940	$7,347
Student loans receivable (tuition related)	6,415	6,417
Non-current student loans receivable	13,355	13,764
Less allowance for doubtful accounts	(2,072)	(1,979)
Student loans receivable, net	$11,283	$11,785
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
Revenue recognized related to student loans was immaterial during each of the three months ended March 31, 2014 and March 31, 2013, respectively. The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for student loans receivable (tuition related):
For the three months ended March 31, 2014	$(2,144)	$120	$—	$(2,264)
For the three months ended March 31, 2013	(1,895)	20	—	(1,915)

(1)	Deductions represent accounts written off, net of recoveries.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

For the non-tuition related student loans receivable, the Company monitors the credit quality using credit scores, aging history and delinquency trending. The loan reserve methodology is reviewed on a quarterly basis. Delinquency is the main factor of determining if a loan is impaired. If a loan were determined to be impaired, interest would no longer accrue. For the three months ended March 31, 2014, there was $0.3 million of loans that were impaired, and as of March 31, 2014, $2.3 million of loans had been placed on non-accrual status.
As of March 31, 2014, the delinquency status of gross student loans receivable was as follows (in thousands):

Less than 120 days	$16,582
From 120 - 269 days	1,392
Greater than 270 days	2,087
Total gross student loans receivable	20,061
Less: Amounts reserved or impaired	(4,528)
Less: Discount on student loans receivable	(3,285)
Total student loans receivable, net	$12,248
6. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of March 31, 2014	As of December 31, 2013
Prepaid expenses	$10,873	$10,814
Prepaid licenses	4,892	5,833
Prepaid income taxes	8,057	195
Prepaid insurance	897	1,131
Interest receivable	229	86
Insurance recoverable	2,395	2,814
Other current assets	521	690
Total prepaid expenses and other current assets	$27,864	$21,563

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	As of March 31, 2014	As of December 31, 2013
Land	$7,091	$7,091
Buildings and building improvements	28,916	28,916
Furniture and office equipment	87,004	84,852
Software	11,155	10,075
Leasehold improvements	24,405	24,360
Vehicles	147	147
Total property and equipment	158,718	155,441
Less accumulated depreciation and amortization	(68,596)	(64,016)
Total property and equipment, net	$90,122	$91,425
Goodwill and Intangibles, Net
Goodwill and intangibles, net, consist of the following (in thousands):

	March 31, 2014
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$15,660	$(6,086)	$9,574
Purchased intangible assets	15,857	(1,361)	14,496
Total definite-lived intangible assets	$31,517	$(7,447)	$24,070
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$26,637

	December 31, 2013
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$14,540	$(5,035)	$9,505
Purchased intangible assets	15,857	(1,051)	14,806
Total definite-lived intangible assets	$30,397	$(6,086)	$24,311
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$26,878
For the three months ended March 31, 2014 and March 31, 2013, amortization expense was $1.4 million and $0.6 million, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
2014	$4,030
2015	4,280
2016	2,526
2017	1,269
2018	1,232
Thereafter	10,733
Total future amortization expense	$24,070
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of March 31, 2014	As of December 31, 2013
Accrued salaries and wages	$14,904	$12,790
Accrued bonus	2,332	2,277
Accrued vacation	10,194	9,696
Accrued litigation and fees	8,000	8,000
Accrued expenses	20,817	15,079
Rent liability	2,390	2,446
Worker's compensation liability	3,587	4,002
Total accrued liabilities	$62,224	$54,290
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consist of the following (in thousands):

	As of March 31, 2014	As of December 31, 2013
Deferred revenue	$30,262	$29,279
Student deposits	78,359	103,512
Total deferred revenue and student deposits	$108,621	$132,791
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
As security for the performance of the Company's obligations under the Facility Loan Documents, the Company granted the lenders a first priority security interest in substantially all of the Company's assets, including its real property which has a book value of $7.1 million as of March 31, 2014.
The Company was in compliance with all financial covenants in the Facility Loan Documents as of March 31, 2014. As of March 31, 2014, and up to the date of filing, the Company had no borrowings outstanding under the Facility. As of March 31, 2014, the Company used the availability under the line of credit to issue letters of credit aggregating $3.5 million.
Surety Bond Facility
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. In May 2009, the Company entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of March 31, 2014, the total available surety bond facility was $12.0 million and the Company had issued surety bonds totaling $6.9 million.
8. Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the sum of (i) the weighted average number of common shares outstanding for the period and (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive.
Potentially dilutive common shares for the three months ended March 31, 2014 and March 31, 2013, consisted of incremental shares of common stock issuable upon the exercise of options and upon the settlement of restricted stock units. However, as there was a net loss for the three months ended March 31, 2014, the potentially dilutive common shares are not included in the calculation of diluted weighted average number of common shares outstanding.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income (loss)	$(4,330)	$24,667
Denominator:
Weighted average number of common shares outstanding	44,897	54,129
Effect of dilutive options and restricted stock units	—	778
Effect of dilutive warrants	—	94
Diluted weighted average number of common shares outstanding	44,897	55,001
Earnings (loss) per share:
Basic earnings (loss) per share	$(0.10)	$0.46
Diluted earnings (loss) per share	$(0.10)	$0.45
For the periods indicated below, the computation of dilutive common shares outstanding excludes certain options and restricted stock units to purchase shares of common stock because their effect was anti-dilutive.

	Three Months Ended March 31,
(in thousands)	2014	2013
Options	2,792	5,478
Restricted stock units	350	—
9. Stock-Based Compensation
The Company recorded $1.9 million and $3.6 million of stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively. The related income tax benefit was $0.7 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively.
There were 0.7 million restricted stock units (“RSUs”) granted during the three months ended March 31, 2014 at a grant date fair value of $14.50. During the three months ended March 31, 2014, approximately 0.2 million RSUs vested.
The Company granted options to purchase 0.4 million shares of common stock during the three months ended March 31, 2014. During the three months ended March 31, 2014, options to purchase 0.3 million shares of common stock were exercised.
As of March 31, 2014, there was unrecognized compensation cost of $21.9 million related to the combined unvested options and RSUs.
10. Income Taxes
The Company's current estimated annual effective income tax rate that has been applied to normal, recurring operations for the three months ended March 31, 2014, was 41.7%. The Company's actual effective income tax rate was 42.2% for the three months ended March 31, 2014. The actual effective rate for the three months ended March 31, 2014 differed from the Company's estimated annual effective tax rate due to the impact of discrete items on the Company's income before the provision for income taxes, particularly interest accrued on unrecognized tax benefits offset by an adjustment to the value of the Company's net deferred tax assets related to the state law changes that went into effect in 2014.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

At both March 31, 2014, and December 31, 2013, the Company had $7.4 million of gross unrecognized tax benefits, respectively, of which $4.8 million, respectively, would impact the effective income tax rate if recognized.
The Company is subject to U.S. federal income tax and multiple state tax jurisdictions. The 2002 through 2013 tax years remain open to examination by major taxing jurisdictions to which the Company is subject.
The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of March 31, 2014 and as of December 31, 2013, was $1.8 million and $1.7 million, respectively.
The California Franchise Tax Board commenced an audit of the Company's 2008 and 2009 California income tax returns in October 2011. The Company does not expect any significant adjustments to amounts already reserved.
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
Ashford University is regionally accredited by WASC Senior College and University Commission (“WASC”) and University of the Rockies is regionally accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”).
WASC Grant of Initial Accreditation of Ashford University
On July 10, 2013, WASC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. In December 2013, Ashford University effected its transition to WASC accreditation and designated its San Diego, California facilities as its main campus and its Clinton, Iowa campus as an additional location. As part of a continuing WASC monitoring process, Ashford University will host a visiting team from WASC in a special visit in spring 2015. Beginning in 2014, WASC will institute “Mid-Cycle Reviews” of its accredited institutions near the midpoint of their periods of accreditation, as required by the Department. The purpose of the Mid-Cycle Review is to identify problems with an institution’s or program’s continued compliance with agency standards while taking into account institutional or program strengths and stability. The Mid-Cycle Review report will focus particularly on student achievement, including indicators of educational effectiveness, retention and graduation data.
Licensure by California BPPE
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. Effective July 1, 2011, the Department established new requirements to determine if an institution is considered to be legally authorized by a state. In connection with its transition to WASC accreditation, Ashford University designated its San Diego, California facilities as its main campus for Title IV purposes. WASC-accredited institutions operating in California are not required to obtain approval from the State of California, Department of Consumer Affairs, Bureau for Private Postsecondary Education (“BPPE”), in order to operate in the state. However, under the Department’s state authorization rule, an institution must be approved or licensed on a basis other than accreditation in instances in which it is not established by name as an educational institution by a state through a charter, statute, constitutional provision, or other action issued by an appropriate state agency or entity. On May 21, 2013, the Department published a notice stating that it would provide an extension of the effective date of the state authorization rule until July 1, 2014 to qualifying institutions that obtain from a state an explanation of how the extension of time would permit the state to comply with the regulations. The California Department of Consumer Affairs has issued a letter explaining the need for

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

an extension. As it is uncertain how the Department will interpret the state authorization rule or the applicability of the extension of time, Ashford University submitted an Application for Approval to Operate an Accredited Institution to BPPE on September 10, 2013.
In April 2014, the application was granted, and the university was approved by BPPE to operate in California until July 15, 2018. As a result, Ashford University is no longer exempt from certain laws and regulations applicable to private, post-secondary educational institutions. These laws and regulations entail certain California reporting requirements, including but not limited to, graduation, employment and licensing data, certain changes of ownership and control, faculty and programs, and student refund policies, as well as the triggering of other state and federal student employment data reporting and disclosure requirements.
Negotiated Rulemaking
The Department held Program Integrity and Improvement negotiated rulemaking sessions in February, March and April, 2014, that focused on topics including, but not limited to, cash management of Title IV program funds, state authorization for programs offering distance or correspondence education, credit and clock hour conversions, the retaking of coursework, and the definition of “adverse credit” for PLUS borrowers. This rulemaking committee plans to conclude its work May 19 and 20, 2014.
The Department held negotiated rulemaking committee sessions to prepare proposed rulemaking regulations that would establish standards for programs that prepare students for gainful employment in a recognized occupation in four sessions between September and December 2013. The committee did not reach consensus on the content of the proposed regulations, and, as a result, the Department published proposed regulations on March 14, 2014 for comment by the public for a sixty-day period.
Three negotiated rulemaking sessions between January and March of 2014 resulted in draft regulations to enact changes to the Clery Act required by the enactment of the Violence Against Women Act (“VAWA”). While the final regulations will likely not be implemented prior to July 1, 2015, the Department notified institutions in an Electronic Announcement in May 2013 that until the regulations go into effect, it expects institutions to make a good faith effort to comply with the statutory requirements. Among other things, VAWA requires institutions to compile statistics for certain crimes reported to campus security authorities or local police agencies. Under the statute, an institution must include the new required information in its Annual Security Report issued no later than October 1, 2014.
We cannot predict the scope and content of the regulations that may emerge from these or other rulemaking activities that the Department initiates. Compliance with additional regulations, or with modifications to existing regulations, and/or regulatory scrutiny that results in the Company’s institutions being allegedly out of compliance with these regulations, including but not limited to those concerning state authorization and distance education, and gainful employment, could result in direct and indirect costs of compliance, fines, liabilities, sanctions or lawsuits, which could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
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
The final audit report contained audit findings, in each case for the period July 1, 2006 through June 30, 2007, which are applicable to award year 2006-2007. Each finding was accompanied by one or more recommendations to the Department's Office of Federal Student Aid (the “FSA”). Ashford University provided the FSA a detailed response to OIG’s final audit report in February 2011. In June 2011, in connection with two of the six findings, the FSA requested that Ashford University conduct a file review of the return to Title IV fund calculations for all Title IV recipients who withdrew from distance education programs during the 2006-2007 award year. The institution cooperated with the request and supplied the information within the time frame required. If the FSA were to determine to assess a monetary liability or commence other administrative action, Ashford University would have an opportunity to contest the assessment or proposed action through administrative proceedings, with the right to seek review of any final administrative action in the federal courts.
The outcome of this audit is uncertain at this point because of the many questions of fact and law that may arise. At present, the Company cannot reasonably estimate a range of loss for this action based on the information available to the Company. Accordingly, the Company has not accrued any liability associated with this matter.
Iowa Attorney General Civil Investigation of Ashford University
In February 2011, Ashford University received from the Attorney General of the State of Iowa (“Iowa Attorney General”) a Civil Investigative Demand and Notice of Intent to Proceed (“CID”) relating to the Iowa Attorney General’s investigation of whether certain of the university's business practices comply with Iowa consumer laws. Pursuant to the CID, the Iowa Attorney General has requested documents and detailed information for the time period January 1, 2008 to present. On numerous occasions, representatives from the Company and Ashford University met with the Iowa Attorney General to discuss the status of the investigation and the Iowa Attorney General’s allegations against the Company which had been communicated to the Company in June 2013. As a result of these meetings, on May 15, 2014, the Iowa Attorney General, the Company and Ashford University entered into an Assurance of Voluntary Compliance (“AVC”) in full resolution of the CID and the Iowa Attorney General’s allegations. The AVC, in which the Company and Ashford University do not admit any liability, contains several components including injunctive relief, nonmonetary remedies and a payment of $7.25 million to the Iowa Attorney General to be used for restitution to Iowa consumers, costs and fees. The AVC also provides for the appointment of a settlement administrator for a period of three years to review the Company’s and Ashford University’s compliance with the terms of the AVC. In December 2013, the Company previously accrued $9.0 million related to this matter split between both current and long-term liabilities, which continues to represent its best estimate of the restitution, cost of non-monetary remedies and future legal costs related to the AVC.
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
California Attorney General Investigation of For-Profit Educational Institutions
In January 2013, the Company received from the Attorney General of the State of California (“CA Attorney General”) an Investigative Subpoena relating to the CA Attorney General’s investigation of for-profit educational institutions. Pursuant to the Investigative Subpoena, the CA Attorney General has requested documents and detailed information for the time period March 1, 2009 to present. On July 24, 2013, the CA Attorney General filed a petition to enforce certain categories of the Subpoena related to recorded calls and electronic marketing data. On September 25, 2013, we reached an agreement with the CA Attorney General to produce certain categories of the documents requested in the petition and stipulated to continue the hearing on the petition to enforce from October 3, 2013 to January 9, 2014. On January 13, 2014 and June 19, 2014, the Company received additional Investigative Subpoenas from the CA Attorney General each requesting additional documents and information for the time period March 1, 2009 through the current date. The Company cannot predict the eventual scope, duration or outcome of the investigation at this time. As a result, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.
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
On October 11, 2012, the Adolph-Laroche action was consolidated with the Martinez action and the case is now entitled In re Bridgepoint, Inc. Shareholder Derivative Action. A consolidated complaint was filed on December 18, 2012 and the defendants filed a motion to stay the case while the underlying securities class action is pending. The motion was granted by the Court on April 11, 2013. A status conference was held on October 10, 2013, during which the Court ordered the stay continued for the duration of discovery in the securities class action, but permitted the plaintiff to receive copies of any discovery responses served in the underlying securities class action.
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
On December 9, 2013, two nearly identical shareholder derivative complaints were filed in the United States District Court for the Southern District of California. The complaints assert derivative claims on our behalf against the members of our board of directors as well as against Warburg Pincus & Co., Warburg Pincus LLC, Warburg Pincus Partners LLC, and Warburg Pincus Private Equity VIII, L.P. The two lawsuits are captioned Di Giovanni v. Clark, et al., and Craig-Johnston v. Clark, et al. The complaints allege that all of the defendants breached their fiduciary duties and were unjustly enriched and that the individual defendants wasted corporate assets in connection with the tender offer commenced by the Company on November 13, 2013. The lawsuits seek unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees. On February 28, 2014, the defendants filed motions to dismiss, which are currently pending with the Court.
Klein v. Clark, et al.
On January 9, 2014, a shareholder derivative complaint was filed in the Superior Court of the State of California in San Diego. The complaint asserts derivative claims on our behalf against the members of our board of directors as well as against Warburg Pincus & Co., Warburg Pincus LLC, Warburg Pincus Partners LLC, and Warburg Pincus Private Equity VIII, L.P. The lawsuit is captioned Klein v. Clark, et al. The complaint alleges that all of the defendants breached their fiduciary duties and were unjustly enriched and that the individual defendants wasted corporate assets in connection with the tender offer commenced by the Company on November 13, 2013. The lawsuit seeks unspecified monetary relief and disgorgement, as well

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

as other equitable relief and attorneys’ fees. On March 21, 2014, the Court granted the parties' stipulation to stay the case until the motions to dismiss in the related Federal derivative action are decided.
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
In January 2012, the plaintiff filed a first amended complaint asserting similar claims and the same class period, and the defendants filed another motion to dismiss. In May 2012, the Court granted University of the Rockies’ motion to dismiss and granted in part and denied in part the motion to dismiss filed by the Company and Ashford University. The Court also granted the plaintiff leave to file a second amended complaint. In August 2012, the plaintiff filed a second amended complaint asserting similar claims and the same class period. The second amended complaint seeks unspecified monetary relief, disgorgement of all profits, various other equitable relief, and attorneys’ fees. The defendants filed a motion to strike portions of the second amended complaint, which was granted in part and denied in part. On March 14, 2013, the Company filed a motion to deny class certification for students enrolled on or after May 2007 when Ashford University adopted a binding arbitration policy. On August 23, 2013, the Court denied the motion finding that although “some” absent class members in this case may have signed an enforceable arbitration agreement, this does not demonstrate an overbroad or unascertainable class that forecloses certification at this stage of the proceedings. On September 23, 2013, the Court entered an order bifurcating discovery and permitting only class certification discovery to take place until the plaintiff’s motion for class certification, which was filed on April 30, 2014, is decided.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
13. Subsequent Events
In April 2014, BPPE approved Ashford University’s Application for Approval to Operate an Accredited Institution, and the university was granted approval by BPPE to operate in California until July 15, 2018. For additional information, see Note 11, “Regulatory - Licensure by California BPPE.”
On May 15, 2014, the Iowa Attorney General, Bridgepoint Education, Inc. and Ashford University entered into an Assurance of Voluntary Compliance in full resolution of the Iowa Attorney General’s allegations and Civil Investigative Demand and Notice of Intent to Proceed. For additional information, see Note 12, “Commitments and Contingencies - Iowa Attorney General Civil Investigation of Ashford University.”
On June 19, 2014, the Company received a third Investigative Subpoena from the CA Attorney General requesting additional documents and information for the time period March 1, 2009 through the current date. For additional information, see Note 12, “Commitments and Contingencies - California Attorney General Investigation of For-Profit Educational Institutions.”
On July 21, 2014, the Company and Ashford University received from the Attorney General of the State of Massachusetts (“MA Attorney General”) a Civil Investigative Demand relating to the Attorney General's investigation of for-profit educational institutions and whether the university's business practices complied with Massachusetts consumer protection laws.  Pursuant to the Investigative Demand, the MA Attorney General has requested from the Company and Ashford University documents and information for the time period January 1, 2006, to present.  The Company and the university are evaluating the Investigative Demand and intend to comply with the MA Attorney General's request.
On July 22, 2014, the Company received from the U.S. Securities & Exchange Commission (“SEC”) a subpoena relating to certain of the Company’s accounting practices, including revenue recognition, receivables and other matters relating to the Company’s previously disclosed intention to restate its financial statements for fiscal year ended December 31, 2013 and revise its financial statements for the years ended December 31, 2011 and 2012, and the prior revision of the Company’s financial statements for fiscal year ended December 31, 2012. Pursuant to the subpoena, the SEC has requested from the Company documents and detailed information for the time period January 1, 2009, to present. The Company is evaluating the subpoena and intends to fully cooperate in the investigation.
On July 31, 2014, the Company and Ashford University received notification from the U.S. Department of Education that the Department intends to conduct an ordinary course program review of Ashford University’s administration of federal student financial aid (Title IV) programs in which the university participates. The review, which is scheduled to commence August 25, 2014, initially will cover federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, the Drug-Free Schools and Communities Act and related.

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
Forward-Looking Statements
This MD&A and other sections of this report contain “forward-looking statements” as defined by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources. Such forward-looking statements may generally be identified by words such as “may,” “could,” “would,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in the future tense, although their absence does not mean that a statement is not forward-looking. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. These forward-looking statements may include, without limitation, statements regarding:

•	our ability to successfully remediate the control deficiencies that constitute the material weaknesses in our internal controls discussed in “Item 4. Controls and Procedures”

•	Ashford University's operation of an accredited institution subject to the requirements of the California Bureau for Private Postsecondary Education (“BPPE”);

•	our ability to comply with changing regulatory requirements;

•	expectations regarding financial position, results of operations, liquidity and enrollment at our institutions;

•	projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance;

•	new initiatives focused on student success and academic quality;

•	expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations;

•	expectations regarding investment in online and other advertising and capital expenditures;

•	our anticipated seasonal fluctuations in results of operations;

•	management's goals and objectives; and

•	other similar matters that are not historical facts.
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
Overview
We are a provider of postsecondary education services. Our academic institutions, Ashford University® and University of the RockiesSM, offer associate's, bachelor's, master's and doctoral programs online as well as at their traditional campuses located in Iowa and Colorado, respectively. As of March 31, 2014, our institutions offered approximately 1,700 courses, 85 degree programs and 150 specializations. We are also focused on developing innovative new technologies to improve the way students learn, such as Constellation®, Waypoint Outcomes®, and the mobile learning platforms for our institutions.

Key operating data
In evaluating our operating performance, our management focuses in part on revenue, operating income and period end enrollment at our institutions, both online and campus-based. The following table, which should be read in conjunction with our condensed consolidated financial statements contained elsewhere in this report, presents our key operating data for the three months ended March 31, 2014 and 2013 (in thousands, except for enrollment data):

	Three Months Ended March 31,
	2014	2013
Consolidated Statement of Income Data:	(unaudited)
Revenue	$157,270	$212,986
Operating Income (Loss)	(7,858)	39,676

Consolidated Other Data:
Period end enrollment (1)
Online	63,526	77,716
Campus	969	1,066
Total	64,495	78,782

(1)
We define enrollments as the number of active students on the last day of the financial reporting period. A student is considered active if the student attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided a notice of withdrawal.

Key enrollment trends
Enrollment at our combined academic institutions decreased 18.1% from 78,782 students at March 31, 2013 to 64,495 at March 31, 2014. However, enrollment slightly increased by 1.4% from 63,624 at December 31, 2013, to 64,495 at March 31, 2014.
Over the recent years, we have generally experienced a decline in student enrollments. We believe a primary driver for the decline had been a result of our various operational changes and business initiatives, which included the addition of more stringent student preparedness and performance initiatives.
Trends and uncertainties regarding revenue and continuing operations
Throughout the prior year, Ashford University made changes to its operations and business initiatives as part of its reapplication for initial accreditation from WASC. These initiatives included hiring new leadership, implementing smaller class sizes, expanding minimum age-levels for students, implementing the Ashford Promise, hiring additional full-time faculty, and implementing new program review models. Many of these initiatives have resulted in higher expense to the organization, primarily in the areas of instructional costs and services, as well as contributed to the decline in new enrollment and resulting decline in revenue.
Liquidity and capital resources and anticipated capital expenditures
We have financed our operating activities and capital expenditures during 2014 and 2013 primarily through cash on hand or through cash provided by operating activities. At March 31, 2014, we had cash, cash equivalents, restricted cash and investments totaling $329.3 million and no long-term debt. Based on our current level of operations, we believe that our cash flow from operating activities, our existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. For the year ending December 31, 2014, we expect capital expenditures to be approximately $19.0 million.

Recent Developments
Negotiated Rulemaking
The U.S. Department of Education (the “Department”) held Program Integrity and Improvement negotiated rulemaking sessions in February, March and April, 2014, that focused on topics including, but not limited to, cash management of Title IV program funds, state authorization for programs offering distance or correspondence education, credit and clock hour conversions, the retaking of coursework, and the definition of “adverse credit” for PLUS borrowers. This rulemaking committee plans to conclude its work May 19 and 20, 2014.
The Department held negotiated rulemaking committee sessions to prepare proposed rulemaking regulations that would establish standards for programs that prepare students for gainful employment in a recognized occupation in four sessions between September and December 2013. The committee did not reach consensus on the content of the proposed regulations, and, as a result, the Department published proposed regulations on March 14, 2014 for comment by the public for a sixty-day period. Additional details are available at http://www2.ed.gov/policy/highered/reg/hearulemaking/2012/programintegrity.html
Three negotiated rulemaking sessions between January and March of 2014 resulted in draft regulations to enact changes to the Clery Act required by the enactment of the Violence Against Women Act, or VAWA. While the final regulations will likely not be implemented prior to July 1, 2015, the Department notified institutions in an Electronic Announcement in May 2013 that until the regulations go into effect, it expects institutions to make a good faith effort to comply with the statutory requirements. Among other things, VAWA requires institutions to compile statistics for certain crimes reported to campus security authorities or local police agencies. Under the statute, an institution must include the new required information in its Annual Security Report issued no later than October 1, 2014.
We cannot predict the scope and content of the regulations that may emerge from these or other rulemaking activities that the Department initiates. Compliance with additional regulations, or with modifications to existing regulations, and/or regulatory scrutiny that results in the Company’s institutions being allegedly out of compliance with these regulations, including but not limited to those concerning state authorization and distance education, and gainful employment, could result in direct and indirect costs of compliance, fines, liabilities, sanctions or lawsuits, which could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
Cohort Default Rate
To remain eligible to participate in Title IV programs, the cohort default rates of an institution must remain below certain specified levels. Institutions will lose eligibility to participate in Title IV programs if their three-year cohort default rate equals or exceeds 40% for any given year, or 30% for three consecutive years.
The three-year cohort default rate for Ashford University for the 2010 federal fiscal year was 16.3%, and the draft three-year cohort default rate for the 2011 federal fiscal year was 15.4%. The three-year cohort default rate for University of the Rockies for the 2010 federal fiscal year was 8.0%, and the draft three-year cohort default rate for the 2011 federal fiscal year was 7.4%. The 2011 federal fiscal year draft rates will be finalized in September 2014.
For a more detailed discussion of the regulatory environment and related risks, refer to Part I, Item 1, Business, and Item 1A, Risk Factors, of our Annual Report on Form 10-K/A for the year ended December 31, 2013, filed with the SEC on August 1, 2014.
Seasonality
Our operations are generally subject to seasonal trends. While we enroll students throughout the year, our fourth quarter revenue generally is lower than other quarters due to the holiday break in December. We generally experience a seasonal increase in new enrollments in August and September of each year when most other colleges and universities begin their fall semesters.
Critical Accounting Policies and Use of Estimates
For the three months ended March 31, 2014, there were no material changes to the critical accounting policies and estimates discussed in “MD&A-Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2013, filed with the SEC on August 1, 2014.

The Iran Threat Reduction and Syria Human Rights Act of 2012
Throughout 2013 and the first quarter of 2014, Santander Asset Management Investment Holdings Limited, (“SAMIH”), engaged in certain activities that are subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act and which are disclosed in Exhibit 99.1 to this quarterly report. Affiliates of Warburg Pincus, LLC: (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of SAMIH. We will be required to separately file, concurrently with this quarterly report, a notice that such activities have been disclosed in this quarterly report, which notice must also contain the information required by Section 13(r) of the Exchange Act.

Results of Operations
The following table sets forth the condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2014	2013
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	52.8	45.6
Admissions advisory and marketing	41.8	27.0
General and administrative	10.3	8.8
Total costs and expenses	104.9	81.4
Operating income (loss)	(4.9)	18.6
Other income, net	0.2	0.4
Income (loss) before income taxes	(4.7)	19.0
Income tax expense (benefit)	(1.9)	7.4
Net income (loss)	(2.8)%	11.6%
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Revenue.    Our revenue for the three months ended March 31, 2014, was $157.3 million, representing a decrease of $55.7 million, or 26.2%, as compared to revenue of $213.0 million for the three months ended March 31, 2013. The decrease between periods was primarily due to the decrease in average weekly enrollment between fiscal year 2013 and fiscal year 2014. Ending student enrollment at our academic institutions decreased 18.1%, from 78,782 students at March 31, 2013, to 64,495 students at March 31, 2014. The average enrollment during the three months ended March 31, 2014 decreased to 64,246 from 80,484, or by 20.2% over the three months ended March 31, 2013, which resulted in a decrease in tuition revenue of approximately $53.1 million. Additionally, revenue generated from Constellation was $4.7 million for the three months ended March 31, 2014, compared to $5.3 million for the three months ended March 31, 2013, which resulted in a decrease in revenue of approximately $0.6 million. The decrease in revenue was partially offset by the 2.75% tuition increase effective April 1, 2013, which resulted in an increase in revenue of approximately $4.6 million. The overall decrease in revenue was also impacted by a decrease in technology fees of $6.9 million. We earned technology fees of $2.2 million for the three months ended March 31, 2014, compared to $9.1 million for the three months ended March 31, 2013. The decline in technology fees between periods is primarily due to the decline in new student enrollments. These revenue decreases were partially offset by the decreases in institutional scholarships of $5.1 million. We provided institutional scholarships of $26.7 million for the three months ended March 31, 2014, compared to $31.8 million for the three months ended March 31, 2013.
Instructional costs and services.    Our instructional costs and services for the three months ended March 31, 2014, were $83.1 million, representing a decrease of $13.9 million, or 14.4%, as compared to instructional costs and services of $97.0 million for the three months ended March 31, 2013. Specific decreases between periods were in bad debt of $5.5 million, direct compensation in the areas of academic management, financial aid support and student services of $4.1 million, instructor fees of $2.0 million, facilities costs of $1.3 million, information technology costs of $0.8 million, and licenses fees of $0.5 million. These decreases were partially offset by increases in support services of $1.5 million. Instructional costs and services increased, as a percentage of revenue, to 52.8% for the three months ended March 31, 2014, as compared to 45.6% for the three months ended March 31, 2013. The increase of 7.2%, as a percentage of revenue, included increases in corporate support services of 2.7%, direct compensation of 2.5%, instructor fees of 0.9%, information technology costs of 0.8%, financial aid processing fees of 0.8%, and facilities of 0.6%. These increases were offset by a decrease in bad debt expense of 1.3%. As a percentage of revenue, bad debt expense was 4.8% for the three months ended March 31, 2014, compared to 6.1% for three months ended March 31, 2013. We have continued to focus on enhancing our processes and procedures around our accounts receivable, including improvements and efficiencies in financial aid processing in order to reduce the processing timeline, improved collection efforts on accounts receivable, and improved counseling to students about the financial aid process and related eligibility and amounts due from the student.

Admissions advisory and marketing.    Our admissions advisory and marketing expenses for the three months ended March 31, 2014, were $65.8 million, representing an increase of $8.3 million, or 14.3%, as compared to admissions advisory and marketing expenses of $57.5 million for the three months ended March 31, 2013. Specific factors contributing to the overall increase between periods were increases in advertising costs of $9.5 million, and information technology costs of $0.6 million. The increase in advertising included additional branding related to the development and airing of new television advertising in the quarter ended March 31, 2013, which did not occur in the first quarter of 2013. These increases were partially offset by decreases in facilities costs of $0.6 million, related compensation of $0.5 million due to fewer admissions and related personnel, and corporate support services of $0.5 million. Our admissions advisory and marketing expenses, as a percentage of revenue, increased to 41.8% for the three months ended March 31, 2014, from 27.0% for the three months ended March 31, 2013. The increase of 14.8% as a percentage of revenue was primarily due to the increases in advertising costs of 8.9%, selling compensation of 4.7%, information technology costs of 1.0%, and facilities costs of 0.8%. These increases were offset by a decrease in corporate support services of 0.9%.
General and administrative.    Our general and administrative expenses for the three months ended March 31, 2014, were $16.3 million, representing a decrease of $2.4 million, or 13.2%, as compared to general and administrative expenses of $18.7 million for the three months ended March 31, 2013. The overall decrease between periods was primarily due to decreases in administrative compensation of $1.4 million, corporate support services of $0.9 million, and other administrative expenses of $0.5 million. These decreases were partially offset by increases in depreciation of $0.5 million. Our general and administrative expenses, as a percentage of revenue, increased to 10.3% for the three months ended March 31, 2014, from 8.8% for the three months ended March 31, 2013. The increase of 1.5% as a percentage of revenue was primarily due to increases in administrative compensation of 1.5%, depreciation of 1.0%, other administrative expenses of 0.7%, and professional fees of 0.6%. These increases were offset by a decrease in corporate support services of 1.8%.
Other income, net.    Other income, net, was $0.4 million for the three months ended March 31, 2014, as compared to $0.8 million for the three months ended March 31, 2013, representing a decrease of $0.4 million, as a result of decreased interest income due to changes in levels of average cash and cash equivalents and investment balances.
Income tax expense (benefit).    We recognized income tax benefit for the three months ended March 31, 2014 of $3.2 million and income tax expense for the three months ended March 31, 2013 of $15.8 million, at effective tax rates of 42.2% and 39.1%, respectively. The increase in our effective tax rate between periods was primarily due to lower pre-tax income year over year.
Net income (loss).    Net loss was $4.3 million for the three months ended March 31, 2014, compared to net income of $24.7 million for the three months ended March 31, 2013, a decrease of $29.0 million, as a result of the factors discussed above.

Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the three months ended March 31, 2014 and 2013, through either cash on hand or through cash provided by operating activities. Our cash and cash equivalents were $190.7 million at March 31, 2014, and $212.5 million at December 31, 2013. At March 31, 2014, and December 31, 2013, we had investments of $109.9 million and $107.0 million, respectively.
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
There was only a slight decrease in the fair value of our short and long-term investments at March 31, 2014, as compared to December 31, 2013. We believe that any fluctuations we have recently experienced are temporary in nature and we maintain that while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
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
The Company was not in compliance with all financial covenants in the Facility Loan Documents as of March 31, 2014. As of March 31, 2014, and up to the date of the filing, we had no borrowings outstanding under the Facility. As of March 31, 2014, we used the availability under the Facility to issue letters of credit aggregating $3.5 million.
For more information about the Facility Loan Documents, see Note 7, “Credit Facilities,” to our condensed consolidated financial statements which are included elsewhere in this report.
Title IV funding
Our institutions derive the substantial majority of their respective revenues from various federal student financial assistance programs authorized under Title IV of the Higher Education Act. Our institutions are subject to significant regulatory scrutiny on the basis of numerous standards that the institutions must satisfy in order to participate in Title IV programs. For more information regarding Title IV programs and the regulation thereof, see “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K/A for the year ended December 31, 2013, filed with the SEC on August 1, 2014. The balance of revenues derived by our institutions is from military and government reimbursement, payments made in cash by individuals, reimbursement from corporate affiliates, private loans and internal loan programs.

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
Operating activities
Net cash used in operating activities was $16.5 million for the three months ended March 31, 2014, and net cash provided by operating activities was $21.5 million for the three months ended March 31, 2013. The overall decrease of $38.0 million between the two periods was primarily related to the decrease of $29.0 million in net income between periods, as well as the decrease in bad debt of $5.5 million, and the decrease due to the change in accounts payable and accrued liabilities of $6.7 million between periods. These decreases to cash provided by operating activities were offset by an increase to cash provided by operating activities as a result of the increase due to the change in deferred revenue and student deposits of $9.7 million between periods. The decrease in student deposits was due primarily to the decline in enrollment, as well as due to a policy implemented in the fourth quarter of 2013, by which students have the option to receive tuition and fees only, rather than additional stipends. We expect to generate cash from our operating activities in the foreseeable future.
Investing activities
Net cash used in investing activities was $7.3 million for the three months ended March 31, 2014 and net cash provided by investing activities was $44.9 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, we had purchases of investments of $23.1 million and maturities of $20.0 million. This compares to purchases of investments of $0.1 million and maturities of $49.4 million in the same period in 2013. Capital expenditures for the three months ended March 31, 2014, were $3.1 million, compared with $3.0 million for the three months ended March 31, 2013. We expect our capital expenditures to be approximately $19.0 million for the year ended December 31, 2014.
Financing activities
Net cash provided by financing activities was $2.0 million and $0.1 million for the three months ended March 31, 2014, and 2013, respectively. During each of the three months ended March 31, 2014, and March 31, 2013, net cash provided by financing activities includes the cash provided by option exercises, including any related tax benefit of those option exercises. The three months ended March 31, 2014 also includes cash used for issuance of restricted stock, net of any related tax withholdings.
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
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of March 31, 2014, our total available surety bond facility was $12.0 million and the surety had issued bonds totaling $6.9 million on our behalf under such facility.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” This literature is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2016, using one of two retrospective application methods. We are evaluating the impacts, if any, the adoption of ASU No. 2014-09 will have on the Company's financial position or results of operations.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017, with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We are evaluating the impacts, if any, the adoption of ASU 2014-12 will have on the Company's financial position or results of operations.
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
Interest rate risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of March 31, 2014, we had no borrowings under the Facility.
Our future investment income may vary from expectations due to changes in interest rates. At March 31, 2014, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned from cash, cash equivalents or investments.
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
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. At the time that our Annual Report on Form 10-K for the year ended December 31, 2013 was filed on March 17, 2014, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013. Subsequent to that evaluation, our chief executive officer and our chief financial officer concluded in our Annual Report on Form 10-K/A for the year ended December 31, 2013, which was filed on August 1, 2014, that our disclosure controls and procedures were not effective as of December 31, 2013 or March 31, 2014, because of the material weaknesses in our internal control over financial reporting described below.
Notwithstanding the material weaknesses described below, management, based upon the work performed during the restatement and revision process, has concluded that the Company's condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States (“GAAP”) for each of the periods presented herein.
Material weaknesses in internal control over financial reporting
We disclosed in Item 9A, Controls and Procedures of our annual report on Form 10-K/A, for the year ended December 31, 2013, that there were matters that constituted material weaknesses in our internal control over financial reporting (the “2013 material weaknesses”). Our management has concluded that there are two material weaknesses in internal control over financial reporting, as we did not maintain effective controls over the selection and application of GAAP related to revenue recognition and restricted cash. Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. One control deficiency related to our failure to maintain effective internal controls over the accounting for revenue recognition. Specifically, the process for analyzing the collectibility criterion for revenue recognition was not designed to reassess collectibility, on a student-by-student basis, throughout the period revenue was recognized by the Company's institutions. The other control deficiency related to our failure to maintain effective internal controls over the presentation of certain funds as restricted cash. Additionally, these control deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute individual material weaknesses.
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
We plan to implement additional measures to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. We plan to achieve this primarily through establishing enhanced policies and procedures to ensure appropriate review of the related significant accounting policies by the members of management with the requisite level of knowledge, experience and training to appropriately apply GAAP. We plan to undertake additional review processes to ensure the related significant accounting policies are implemented and applied properly on a consistent basis throughout the Company. We believe these measures will remediate the control deficiencies. However, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine to take additional measures to address the control deficiencies.
Changes in internal control over financial reporting
There were no changes in internal control of financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
Refer to Note 12, “Commitments and Contingencies” and Note 13 “Subsequent Events,” to our quarterly consolidated financial statements included in Part I, Item 1 of this report, for legal proceedings, which notes are incorporated by reference into this Item 1 of Part II.

Item 1A.    Risk Factors.
Investing in our common stock involves risk. In addition to the risk factors set forth below, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014, as amended on Form 10-K/A filed August 1, 2014. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
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
We have concluded that there are material weaknesses in our internal control over financial reporting, as we did not maintain effective controls over the selection and application of accounting principles generally accepted in the United States (“GAAP”) related to revenue recognition and restricted cash. Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. One material weakness related to our failure to maintain effective internal controls over the accounting for revenue recognition. Specifically, the process for analyzing the collectibility criterion for revenue recognition was not designed to reassess collectibility, on a student-by-student basis, throughout the period revenue was recognized by the Company's institutions. The other material weakness related to our failure to maintain effective internal controls over the presentation of certain funds as restricted cash. These material weaknesses have resulted in the restatement of our financial statements for the year ended December 31, 2013, as well as for the interim periods included in that fiscal year (the “Restated Periods”), and the revision of our financial statements for the the years ended December 31, 2012 and 2011, as well as for each of the interim periods during 2012 (the “Revised Periods”). Our management concluded that the Company’s previously issued financial statements for the Restated Periods should no longer be relied upon. In light of the errors, management re-evaluated its assessment of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2013 and concluded each was ineffective as of December 31, 2013. Our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Reports on Form 10-Q have been amended by Amendments No. 1 on Forms 10-K/A and 10-Q/A, respectively, to reflect the restatement of our financial statements for the Restated Periods and the change in management’s conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2013. Management has determined that our disclosure controls and procedures and internal control over financial reporting continue to be ineffective as of March 31, 2014.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See also “Item 4. Controls and Procedures.” The existence of this issue could adversely affect us, our reputation or investors' perceptions of us. We plan to take additional measures to remediate the underlying causes of the material weaknesses. We plan to achieve this primarily through ensuring appropriate review of accounting policies and procedures related to reassessing the collectibility of funds owed by students during the period of revenue recognition and the definition of restricted cash by the members of management with the requisite level of knowledge, experience and training to appropriately apply GAAP. However, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weaknesses, we may determine to implement measures to address the control deficiencies. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight.
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
As a result of our failure to timely file this Quarterly Report on Form 10-Q we are currently ineligible to file new short form registration statements on Form S-3 or S-4, and we are unable to access our existing Registration Statement on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition.
Forms S-3 and S-4 permit eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering on Form S-1. The ability to register securities for resale may also be limited as a result of the loss of S-3 eligibility.
As a result of our failure to timely file this Quarterly Report on Form 10-Q for quarter ended March 31, 2014, we are currently ineligible to file new short form registration statements on Form S-3 and we are unable to conduct “off the shelf” offerings under Rule 415 of the Securities Act using our currently effective registration statement on Form S-3. If we wanted access to capital markets during the period of time that we are unable to use Form S-3, we may experience delays due to having to wait for a regulatory review of a Form S-1 registration statement. Any such delay may result in offering terms that may not be advantageous to us or may cause us not to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Assuming we timely file our required Exchange Act reports for approximately the next 12 months, the earliest we could regain the ability to use Forms S-3 and S-4 is June 1, 2015.
Risks Related to the Extensive Regulation of Our Business
In connection with its transition to WASC accreditation, Ashford University has applied for and received approval from the California Bureau for Private Postsecondary Education to operate in California. As a result, the university will be subject to a greater reporting burden and could be subjected to increased regulatory or political scrutiny.
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. Effective July 1, 2011, the Department established new requirements to determine if an institution is considered to be legally authorized by a state. In connection with its transition to WASC accreditation, Ashford University designated its San Diego, California facilities as its main campus for Title IV purposes. WASC-accredited institutions operating in California are not required to obtain approval from the State of California, Department of Consumer Affairs, Bureau for Private Postsecondary Education (“BPPE”), in order to operate in the state. However, under the Department’s state authorization rule, an institution must be approved or licensed on a basis other than accreditation in instances in which it is not established by name as an educational institution by a state through a charter, statute, constitutional provision, or other action issued by an appropriate state agency or entity. On May 21, 2013, the Department published a notice stating that it would provide an extension of the effective date of the state authorization rule until July 1, 2014 to qualifying institutions that obtain from a state an explanation of how the extension of time would permit the state to comply with the regulations. The California Department of Consumer Affairs has issued a letter explaining the need for an extension. As it is uncertain how the Department will interpret the state authorization rule or the applicability of the extension of time, Ashford University submitted an Application for Approval to Operate an Accredited Institution to BPPE on September 10, 2013.

In April 2014, the application was granted, and the university was approved by BPPE to operate in California until July 15, 2018. As a result, Ashford University is no longer exempt from certain laws and regulations applicable to private, post-secondary educational institutions. These laws and regulations entail certain California reporting requirements, including but not limited to, graduation, employment and licensing data, certain changes of ownership and control, faculty and programs, and student refund policies, as well as the triggering of other state and federal student employment data reporting and disclosure requirements. As a result, the university will be subject to a greater reporting burden. An inability to comply with the BPPE reporting requirements could have a material adverse effect on enrollment, revenues, financial condition, cash flows and results of operations. Ashford University could be subjected to increased regulatory or political scrutiny as a BPPE-approved institution.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Not Applicable.
Item 5.    Other Information.
Item 8.01.    Other Information.

On July 31, 2014, Bridgepoint Education, Inc. (the “Company”) and Ashford University received notification from the U.S. Department of Education that the Department intends to conduct an ordinary course program review of Ashford University’s administration of federal student financial aid (Title IV) programs in which the university participates. The review, which is scheduled to commence August 25, 2014, initially will cover federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, the Drug-Free Schools and Communities Act and related regulations.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the SEC on August 1, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of March 31, 2014, and December 31, 2013; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) the Condensed Consolidated Statement of Stockholder's Equity for the three months ended March 31, 2014; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.

August 1, 2014	/s/ DANIEL J. DEVINE
Daniel J. Devine Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)