Form 10-Q
period 2014-06-30
Bridgepoint Education Inc
filed 2014-08-07
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of August 4, 2014, was 45,254,701.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of June 30, 2014	As of December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$150,490	$212,526
Restricted cash	32,628	36,946
Investments	81,130	65,901
Accounts receivable, net	25,881	22,953
Student loans receivable, net	925	1,043
Deferred income taxes	16,734	16,683
Prepaid expenses and other current assets	23,405	21,563
Total current assets	331,193	377,615
Property and equipment, net	88,694	91,425
Investments	77,752	41,062
Student loans receivable, net	10,447	11,785
Goodwill and intangibles, net	26,232	26,878
Deferred income taxes	18,502	18,507
Other long-term assets	2,654	2,740
Total assets	$555,474	$570,012
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,029	$5,195
Accrued liabilities	46,531	54,290
Deferred revenue and student deposits	112,404	132,791
Total current liabilities	162,964	192,276
Rent liability	22,493	23,927
Other long-term liabilities	9,693	9,271
Total liabilities	195,150	225,474
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both June 30, 2014, and December 31, 2013	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 62,812 issued and 45,255 outstanding at June 30, 2014; 62,331 issued and 44,774 outstanding at December 31, 2013	628	623
Additional paid-in capital	176,057	168,829
Retained earnings	520,732	512,107
Accumulated other comprehensive income (loss)	(24)	48
Treasury stock, 17,557 shares at cost at both June 30, 2014, and December 31, 2013	(337,069)	(337,069)
Total stockholders' equity	360,324	344,538
Total liabilities and stockholders' equity	$555,474	$570,012
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$171,522	$193,470	$328,792	$406,456
Costs and expenses:
Instructional costs and services	76,853	99,603	159,934	196,631
Admissions advisory and marketing	55,518	57,582	121,296	115,125
General and administrative	16,737	17,152	33,006	35,891
Total costs and expenses	149,108	174,337	314,236	347,647
Operating income	22,414	19,133	14,556	58,809
Other income, net	712	748	1,079	1,585
Income before income taxes	23,126	19,881	15,635	60,394
Income tax expense	10,171	7,767	7,010	23,613
Net income	$12,955	$12,114	$8,625	$36,781
Earnings per share:
Basic	$0.29	$0.22	$0.19	$0.68
Diluted	0.28	0.22	0.19	0.66
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	45,233	54,136	45,066	54,132
Diluted	46,503	55,634	46,524	55,488
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$12,955	$12,114	$8,625	$36,781
Other comprehensive income (loss), net of tax:
Unrealized losses on investments	(36)	(154)	(72)	(203)
Comprehensive income	$12,919	$11,960	$8,553	$36,578
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2013	62,331	$623	$168,829	$512,107	$48	$(337,069)	$344,538
Stock-based compensation	—	—	5,058	—	—	—	5,058
Exercise of stock options	346	4	2,960	—	—	—	2,964
Excess tax benefit of option exercises and restricted stock, net of tax shortfall	—	—	415	—	—	—	415
Stock issued under restricted stock plan, net of shares held for taxes	135	1	(1,205)	—	—	—	(1,204)
Net income	—	—	—	8,625	—	—	8,625
Unrealized losses on investments, net of tax	—	—	—	—	(72)	—	(72)
Balance at June 30, 2014	62,812	$628	$176,057	$520,732	$(24)	$(337,069)	$360,324
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$8,625	$36,781
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	12,921	24,403
Depreciation and amortization	11,972	10,338
Amortization of premium/discount	(89)	2,165
Stock-based compensation	5,058	7,443
Excess tax benefit of option exercises	(986)	—
Loss on impairment of student loans receivable	1,189	292
Loss on disposal of fixed assets	52	—
Changes in operating assets and liabilities:
Restricted cash	4,518	6,451
Accounts receivable	(15,755)	(13,222)
Prepaid expenses and other current assets	(1,766)	(4,110)
Student loans receivable	480	3
Other long-term assets	86	801
Accounts payable and accrued liabilities	(8,842)	5,400
Deferred revenue and student deposits	(20,292)	(39,996)
Other liabilities	(1,012)	1,975
Net cash provided by (used in) operating activities	(3,841)	38,724
Cash flows from investing activities
Capital expenditures	(6,203)	(6,778)
Purchases of investments	(72,426)	(26,689)
Restricted cash	(200)	—
Capitalized costs for intangible assets	(2,112)	(2,353)
Sales and maturities of investments	20,000	109,916
Net cash provided by (used in) investing activities	(60,941)	74,096
Cash flows from financing activities
Proceeds from exercise of stock options	2,964	183
Excess tax benefit of option exercises	986	—
Proceeds from the issuance of stock under employee stock purchase plan	—	604
Tax withholdings on issuance of restricted stock	(1,204)	—
Net cash provided by financing activities	2,746	787
Net increase (decrease) in cash and cash equivalents	(62,036)	113,607
Cash and cash equivalents at beginning of period	212,526	208,971
Cash and cash equivalents at end of period	$150,490	$322,578
Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$468	$1,416
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
3. Investments
The following tables summarize the fair value information of short and long-term investments as of June 30, 2014, and December 31, 2013, respectively (in thousands):

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$951	$—	$951
Corporate notes and bonds	—	52,923	—	52,923
U.S. government and agency securities	—	35,008	—	35,008
Certificates of deposit	—	70,000	—	70,000
Total	$—	$158,882	$—	$158,882

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$719	$—	$719
Corporate notes and bonds	—	16,244	—	16,244
Certificates of deposit	—	90,000	—	90,000
Total	$—	$106,963	$—	$106,963
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
The Company records the changes in unrealized gains and losses on its investments arising during the period in other comprehensive income. For the three months ended June 30, 2014 and 2013, the Company recorded net unrealized losses of $36,000 and $154,000, respectively, in other comprehensive income, which were net of tax effect of $20,000 and $93,000, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded net unrealized losses of $72,000, and $203,000, respectively, in other comprehensive income which were net of tax effect of $47,000 and $124,000, respectively.
4. Accounts Receivable
Accounts receivable, net, consist of the following (in thousands):

	As of June 30, 2014	As of December 31, 2013
Accounts receivable	$51,748	$49,854
Less allowance for doubtful accounts	(25,867)	(26,901)
Accounts receivable, net	$25,881	$22,953
As of June 30, 2014 and December 31, 2013, there was an immaterial amount included within net accounts receivable with a payment due date of greater than one year.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the six months ended June 30, 2014	$(26,901)	$12,872	$(13,906)	$(25,867)
For the six months ended June 30, 2013	(31,466)	24,423	(19,718)	(36,171)

(1)	Deductions represent accounts written off, net of recoveries.
5. Student Loan Receivables
Student loan receivables, net, consist of the following (in thousands):

Short-term:	As of June 30, 2014	As of December 31, 2013
Student loans receivable (non-tuition related)	$520	$587
Student loans receivable (tuition related)	512	621
Current student loans receivable	1,032	1,208
Less allowance for doubtful accounts	(107)	(165)
Student loans receivable, net	$925	$1,043

Long-term:	As of June 30, 2014	As of December 31, 2013
Student loans receivable (non-tuition related)	$6,219	$7,347
Student loans receivable (tuition related)	6,314	6,417
Non-current student loans receivable	12,533	13,764
Less allowance for doubtful accounts	(2,086)	(1,979)
Student loans receivable, net	$10,447	$11,785
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
Revenue recognized related to student loans was immaterial during each of the three and six months ended June 30, 2014 and June 30, 2013, respectively. The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for student loans receivable (tuition related):
For the six months ended June 30, 2014	$(2,144)	$49	$—	$(2,193)
For the six months ended June 30, 2013	(1,895)	(20)	—	(1,875)

(1)	Deductions represent accounts written off, net of recoveries.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

For the non-tuition related student loans receivable, the Company monitors the credit quality using credit scores, aging history and delinquency trending. The loan reserve methodology is reviewed on a quarterly basis. Delinquency is the main factor of determining if a loan is impaired. If a loan were determined to be impaired, interest would no longer accrue. For the three and six months ended June 30, 2014, there was $0.9 million and $1.2 million, respectively, of loans that were impaired, and as of June 30, 2014, $3.2 million of loans had been placed on non-accrual status.
As of June 30, 2014, the delinquency status of gross student loans receivable was as follows (in thousands):

Less than 120 days	$16,144
From 120 - 269 days	2,422
Greater than 270 days	1,181
Total gross student loans receivable	19,747
Less: Amounts reserved or impaired	(5,379)
Less: Discount on student loans receivable	(2,996)
Total student loans receivable, net	$11,372
6. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of June 30, 2014	As of December 31, 2013
Prepaid expenses	$10,480	$10,814
Prepaid licenses	3,861	5,833
Prepaid income taxes	4,898	195
Prepaid insurance	761	1,131
Interest receivable	368	86
Insurance recoverable	2,189	2,814
Other current assets	848	690
Total prepaid expenses and other current assets	$23,405	$21,563

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	As of June 30, 2014	As of December 31, 2013
Land	$7,091	$7,091
Buildings and building improvements	29,040	28,916
Furniture and office equipment	87,879	84,852
Software	13,257	10,075
Leasehold improvements	24,421	24,360
Vehicles	147	147
Total property and equipment	161,835	155,441
Less accumulated depreciation and amortization	(73,141)	(64,016)
Total property and equipment, net	$88,694	$91,425
Goodwill and Intangibles, Net
Goodwill and intangibles, net, consist of the following (in thousands):

	June 30, 2014
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$16,652	$(7,173)	$9,479
Purchased intangible assets	15,850	(1,664)	14,186
Total definite-lived intangible assets	$32,502	$(8,837)	$23,665
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$26,232

	December 31, 2013
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$14,540	$(5,035)	$9,505
Purchased intangible assets	15,857	(1,051)	14,806
Total definite-lived intangible assets	$30,397	$(6,086)	$24,311
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$26,878
For the three months ended June 30, 2014 and June 30, 2013, amortization expense was $1.4 million and $0.8 million, respectively. For the six months ended June 30, 2014 and June 30, 2013, amortization expense was $2.8 million and $1.4 million, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
2014	$2,742
2015	4,447
2016	2,693
2017	1,327
2018	1,232
Thereafter	11,224
Total future amortization expense	$23,665
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of June 30, 2014	As of December 31, 2013
Accrued salaries and wages	$7,384	$12,790
Accrued bonus	3,267	2,277
Accrued vacation	10,227	9,696
Accrued litigation and fees	750	8,000
Accrued expenses	18,788	15,079
Rent liability	2,607	2,446
Worker's compensation liability	3,508	4,002
Total accrued liabilities	$46,531	$54,290
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consist of the following (in thousands):

	As of June 30, 2014	As of December 31, 2013
Deferred revenue	$28,502	$29,279
Student deposits	83,902	103,512
Total deferred revenue and student deposits	$112,404	$132,791
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
As security for the performance of the Company's obligations under the Facility Loan Documents, the Company granted the lenders a first priority security interest in substantially all of the Company's assets, including its real property which had a book value of $7.1 million as of June 30, 2014.
The Company was in compliance with all financial covenants in the Facility Loan Documents as of June 30, 2014. As of June 30, 2014, and up to the date of filing, the Company had no borrowings outstanding under the Facility. As of June 30, 2014, the Company used the availability under the line of credit to issue letters of credit aggregating $5.8 million.
Surety Bond Facility
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. In May 2009, the Company entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of June 30, 2014, the total available surety bond facility was $12.0 million and the Company had issued surety bonds totaling $6.9 million.
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
Potentially dilutive common shares for the three and six months ended June 30, 2014 and June 30, 2013, consisted of incremental shares of common stock issuable upon the exercise of options and warrants and upon the settlement of restricted stock units. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$12,955	$12,114	$8,625	$36,781
Denominator:
Weighted average number of common shares outstanding	45,233	54,136	45,066	54,132
Effect of dilutive options and restricted stock units	1,270	1,402	1,458	1,261
Effect of dilutive warrants	—	96	—	95
Diluted weighted average number of common shares outstanding	46,503	55,634	46,524	55,488
Earnings per share:
Basic earnings per share	$0.29	$0.22	$0.19	$0.68
Diluted earnings per share	$0.28	$0.22	$0.19	$0.66
For the periods indicated below, the computation of dilutive common shares outstanding excludes certain options and restricted stock units to purchase shares of common stock because their effect was anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Options	2,769	3,850	2,351	3,649
Restricted stock units	—	22	—	11
9. Stock-Based Compensation
The Company recorded $3.2 million and $3.8 million of stock-based compensation expense for the three months ended June 30, 2014 and 2013, respectively, and $5.1 million and $7.4 million of stock-based compensation expense for the six months ended June 30, 2014 and 2013, respectively. The related income tax benefit was $1.2 million and $1.4 million for the three months ended June 30, 2014 and 2013, respectively, and $1.9 million and $2.8 million for the six months ended June 30, 2014 and 2013, respectively.
There were no restricted stock units (“RSUs”) granted during the three months ended June 30, 2014. During the three months ended June 30, 2014, no RSUs vested.
The Company did not grant any options to purchase shares of common stock during the three months ended June 30, 2014. During the three months ended June 30, 2014, options to purchase 0.1 million shares of common stock were exercised.
As of June 30, 2014, there was unrecognized compensation cost of $18.0 million related to the combined unvested options and RSUs.
10. Income Taxes
The Company's current estimated annual effective income tax rate that has been applied to normal, recurring operations for the six months ended June 30, 2014, was 42.5%. The Company's actual effective income tax rate was 44.8% for the six months ended June 30, 2014. The actual effective rate for the six months ended June 30, 2014 differed from the Company's estimated annual effective tax rate due to the impact of discrete items on the Company's income before the provision for income taxes, primarily the increase to reserves for uncertain tax positions and related accrued interest.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

At June 30, 2014, and December 31, 2013, the Company had $7.6 million and $7.4 million of gross unrecognized tax benefits, respectively, of which $4.9 million and $4.8 million, respectively, would impact the effective income tax rate if recognized.
The Company is subject to U.S. federal income tax and multiple state tax jurisdictions. The 2002 through 2013 tax years remain open to examination by major taxing jurisdictions to which the Company is subject.
The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of June 30, 2014 and as of December 31, 2013, was $1.8 million and $1.7 million, respectively.
The California Franchise Tax Board commenced an audit of the Company's 2008 and 2009 California income tax returns in October 2011, and will commence an audit of the Company's 2010 through 2012 California income tax returns in October 2014. The Company does not expect any significant adjustments to amounts already reserved.
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
Licensure by California BPPE
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. Effective July 1, 2011, the Department established new requirements to determine if an institution is considered to be legally authorized by a state. In connection with its transition to WASC accreditation, Ashford University designated its San Diego, California facilities as its main campus for Title IV purposes and submitted an Application for Approval to Operate an Accredited Institution to the State of California, Department of Consumer Affairs, Bureau for Private Postsecondary Education (“BPPE”) on September 10, 2013.
In April 2014, the application was granted, and the university was approved by BPPE to operate in California until July 15, 2018. As a result, Ashford University is no longer exempt from certain laws and regulations applicable to private, post-secondary educational institutions. These laws and regulations entail certain California reporting requirements, including but

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

not limited to, graduation, employment and licensing data, certain changes of ownership and control, faculty and programs, and student refund policies, as well as the triggering of other state and federal student employment data reporting and disclosure requirements.
Negotiated Rulemaking
The Department held Program Integrity and Improvement negotiated rulemaking sessions in February, March, April and May, 2014, that focused on topics including, but not limited to, cash management of Title IV program funds, state authorization for programs offering distance or correspondence education, credit and clock hour conversions, the retaking of coursework, and the definition of “adverse credit” for PLUS borrowers. No consensus resulted from the rulemaking sessions. As a result, the Department will have discretion to propose Program Integrity regulations, which will be published for public comment with a final rule expected to be published by November 1, 2014.
The Department held negotiated rulemaking committee sessions to prepare proposed rulemaking regulations that would establish standards for programs that prepare students for gainful employment in a recognized occupation in four sessions between September and December 2013. The committee did not reach consensus on the content of the proposed regulations, and, as a result, the Department published proposed regulations on March 14, 2014 for comment by the public for a sixty-day period, which ended May 13, 2014. The Department is now reviewing comments and a final rule is anticipated by November 1, 2014 to take effect on July 1, 2015.
Three negotiated rulemaking sessions between January and March of 2014 resulted in draft regulations to enact changes to the Clery Act required by the enactment of the Violence Against Women Act (“VAWA”) and the Department expects to publish final regulations by November 1, 2014, effective July 1, 2015. The Department issued a Dear Colleague Letter on July 14, 2014 and confirmed that it expects institutions to make a good faith effort to comply with the statutory requirements in the interim. Among other things, VAWA requires institutions to compile statistics for additional incidents to those currently required by Clery and include certain policies, procedures and programs pertaining to these incidents in annual security reports.

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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
Iowa Attorney General Civil Investigation of Ashford University
In February 2011, Ashford University received from the Attorney General of the State of Iowa (“Iowa Attorney General”) a Civil Investigative Demand and Notice of Intent to Proceed (“CID”) relating to the Iowa Attorney General’s investigation of whether certain of the university's business practices comply with Iowa consumer laws. Pursuant to the CID, the Iowa Attorney General has requested documents and detailed information for the time period January 1, 2008 to present. On numerous occasions, representatives from the Company and Ashford University met with the Iowa Attorney General to discuss the status of the investigation and the Iowa Attorney General’s allegations against the Company which had been communicated to the Company in June 2013. As a result of these meetings, on May 15, 2014, the Iowa Attorney General, the Company and Ashford University entered into an Assurance of Voluntary Compliance (“AVC”) in full resolution of the CID and the Iowa Attorney General’s allegations. The AVC, in which the Company and Ashford University do not admit any liability, contains several components including injunctive relief, nonmonetary remedies and a payment of $7.25 million to the Iowa Attorney General to be used for restitution to Iowa consumers, costs and fees, which was paid during the quarter ended June 30, 2014. The AVC also provides for the appointment of a settlement administrator for a period of three years to review the Company’s and Ashford University’s compliance with the terms of the AVC. In December 2013, the Company previously accrued $9.0 million related to this matter split between both current and long-term liabilities, which continues to represent its best estimate of the restitution, cost of non-monetary remedies and future legal costs related to the AVC.
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
On October 22, 2012, the Sacharczyk and Stein actions were consolidated with the Franke action and the Court appointed the City of Atlanta General Employees Pension Fund and the Teamsters Local 677 Health Services & Insurance Plan as lead plaintiffs. A consolidated complaint was filed on December 21, 2012 and the Company filed a motion to dismiss on February 19, 2013. On September 13, 2013, the Court granted the motion to dismiss with leave to amend for alleged misrepresentations relating to Ashford University’s quality of education, the WASC accreditation process, and the Company’s financial forecasts. The Court denied the motion to dismiss for alleged misrepresentations concerning Ashford University’s persistence rates. The plaintiff did not file an amended complaint by the October 31, 2013 deadline and therefore the case is now proceeding to discovery. The plaintiff's motion for class certification is due to be filed with the Court by August 6, 2014.
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
13. Subsequent Events
On July 21, 2014, the Company and Ashford University received from the Attorney General of the State of Massachusetts (“MA Attorney General”) a Civil Investigative Demand relating to the MA Attorney General's investigation of for-profit educational institutions and whether the university's business practices complied with Massachusetts consumer protection laws. Pursuant to the Investigative Demand, the MA Attorney General has requested from the Company and Ashford University documents and information for the time period January 1, 2006, to present. The Company and the university are evaluating the Investigative Demand and intend to comply with the MA Attorney General's request.

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
Overview
We are a provider of postsecondary education services. Our academic institutions, Ashford University® and University of the RockiesSM, offer associate's, bachelor's, master's and doctoral programs online as well as at their traditional campuses located in Iowa and Colorado, respectively. As of June 30, 2014, our institutions offered approximately 1,700 courses, 85 degree programs and 150 specializations. We are also focused on developing innovative new technologies to improve the way students learn, such as Constellation®, Waypoint Outcomes®, and the mobile learning platforms for our institutions.

Key operating data
In evaluating our operating performance, our management focuses in part on revenue, operating income and period end enrollment at our institutions, both online and campus-based. The following table, which should be read in conjunction with our condensed consolidated financial statements contained elsewhere in this report, presents our key operating data for the three and six months ended June 30, 2014 and 2013 (in thousands, except for enrollment data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated Statement of Income Data:	(unaudited)
Revenue	$171,522	$193,470	$328,792	$406,456
Operating Income	22,414	19,133	14,556	58,809

Consolidated Other Data:
Period end enrollment (1)
Online	60,477	70,866	60,477	70,866
Campus	640	819	640	819
Total	61,117	71,685	61,117	71,685

(1)
We define enrollments as the number of active students on the last day of the financial reporting period. A student is considered active if the student attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided a notice of withdrawal.

Key enrollment trends
Enrollment at our combined academic institutions decreased 14.7% from 71,685 students at June 30, 2013 to 61,117 at June 30, 2014. Enrollment also decreased by 3.9% from 63,624 at December 31, 2013, to 61,117 at June 30, 2014.
Over the recent years, we have generally experienced a decline in student enrollments. We believe a primary driver for the decline had been general economic conditions, as well as a result of our various operational changes and business initiatives, which included more stringent student preparedness and performance initiatives.
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
Liquidity and capital resources and anticipated capital expenditures
We have financed our operating activities and capital expenditures during 2014 and 2013 primarily through cash on hand or through cash provided by operating activities. At June 30, 2014, we had cash, cash equivalents, restricted cash and investments totaling $342.0 million and no long-term debt. Based on our current level of operations, we believe that our cash flow from operating activities, our existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. For the year ending December 31, 2014, we expect capital expenditures to be approximately $18.0 million.

Recent Developments
Negotiated Rulemaking
The U.S. Department of Education (the “Department”) held Program Integrity and Improvement negotiated rulemaking sessions in February, March, April and May, 2014, that focused on topics including, but not limited to, cash management of Title IV program funds, state authorization for programs offering distance or correspondence education, credit and clock hour conversions, the retaking of coursework, and the definition of “adverse credit” for PLUS borrowers. No consensus resulted from the rulemaking sessions. As a result, the Department will have discretion to propose Program Integrity regulations, which will be published for public comment with a final rule expected to be published by November 1, 2014.
The Department held negotiated rulemaking committee sessions to prepare proposed rulemaking regulations that would establish standards for programs that prepare students for gainful employment in a recognized occupation in four sessions between September and December 2013. The committee did not reach consensus on the content of the proposed regulations, and, as a result, the Department published proposed regulations on March 14, 2014 for comment by the public for a sixty-day period, which ended May 13, 2014. The Department is now reviewing comments and a final rule is anticipated by November 1, 2014 to take effect on July 1, 2015.
Three negotiated rulemaking sessions between January and March of 2014 resulted in draft regulations to enact changes to the Clery Act required by the enactment of the Violence Against Women Act (“VAWA”) and the Department expects to publish final regulations by November 1, 2014, effective July 1, 2015. The Department issued a Dear Colleague Letter on July 14, 2014 and confirmed that it expects institutions to make a good faith effort to comply with the statutory requirements in the interim. Among other things, VAWA requires institutions to compile statistics for additional incidents to those currently required by Clery and include certain policies, procedures and programs pertaining to these incidents in annual security reports.

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

Critical Accounting Policies and Use of Estimates
For the six months ended June 30, 2014, there were no material changes to the critical accounting policies and estimates discussed in “MD&A-Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2013, filed with the SEC on August 1, 2014.
The Iran Threat Reduction and Syria Human Rights Act of 2012
Throughout 2013 and the first half of 2014, Santander Asset Management Investment Holdings Limited, (“SAMIH”), engaged in certain activities that are subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act and which are disclosed in Exhibit 99.1 to this quarterly report. Affiliates of Warburg Pincus, LLC: (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of SAMIH. We will be required to separately file, concurrently with this quarterly report, a notice that such activities have been disclosed in this quarterly report, which notice must also contain the information required by Section 13(r) of the Exchange Act.

Results of Operations
The following table sets forth the condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	44.8	51.5	48.6	48.4
Admissions advisory and marketing	32.4	29.8	36.9	28.3
General and administrative	9.8	8.9	10.0	8.8
Total costs and expenses	87.0	90.2	95.5	85.5
Operating income	13.0	9.8	4.5	14.5
Other income, net	0.4	0.4	0.3	0.3
Income before income taxes	13.4	10.2	4.8	14.8
Income tax expense	5.8	3.9	2.2	5.8
Net income	7.6%	6.3%	2.6%	9.0%
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Revenue.    Our revenue for the three months ended June 30, 2014, was $171.5 million, representing a decrease of $22.0 million, or 11.3%, as compared to revenue of $193.5 million for the three months ended June 30, 2013. The decrease between periods was primarily due to the decrease in average weekly enrollment between fiscal year 2013 and fiscal year 2014. Ending student enrollment at our academic institutions decreased 14.7%, from 71,685 students at June 30, 2013, to 61,117 students at June 30, 2014. The average enrollment during the three months ended June 30, 2014 decreased to 63,064 from 74,717, or by 15.5% over the three months ended June 30, 2013, which resulted in a decrease in tuition revenue of approximately $22.8 million. Additionally, revenue generated from Constellation was $5.2 million for the three months ended June 30, 2014, compared to $5.7 million for the three months ended June 30, 2013, which resulted in a decrease in revenue of approximately $0.5 million. The decrease in revenue was partially offset by the 1.75% tuition increase effective April 1, 2014, which resulted in an increase in revenue of approximately $2.6 million. These revenue decreases were partially offset by the lower institutional scholarships of $1.4 million. We provided institutional scholarships of $26.0 million for the three months ended June 30, 2014, compared to $27.4 million for the three months ended June 30, 2013.
Instructional costs and services.    Our instructional costs and services for the three months ended June 30, 2014, were $76.9 million, representing a decrease of $22.7 million, or 22.8%, as compared to instructional costs and services of $99.6 million for the three months ended June 30, 2013. Specific decreases between periods were in direct compensation in the areas of academic management, financial aid support and student services of $11.4 million (including $4.8 million of severance charges from the second quarter of 2013), decreases in bad debt of $6.0 million, instructor fees of $2.5 million, facilities costs of $1.1 million, information technology costs of $0.9 million and license fees of $0.3 million. Instructional costs and services decreased, as a percentage of revenue, to 44.8% for the three months ended June 30, 2014, as compared to 51.5% for the three months ended June 30, 2013. The decrease of 6.7%, as a percentage of revenue, included decreases in direct compensation of 4.3%, bad debt of 2.7% and instructor fees of 0.6%. These decreases were offset by increases in support services of 0.7% and financial aid processing fees of 0.3%. As a percentage of revenue, bad debt expense was 3.1% for the three months ended June 30, 2014, compared to 5.9% for three months ended June 30, 2013. Bad debt has declined as we have continued to focus on enhancing our processes and procedures around our accounts receivable, including improvements and efficiencies in financial aid processing in order to reduce the processing timeline, improved collection efforts on accounts receivable, and improved counseling to students about the financial aid process and related eligibility and amounts due from the student.
Admissions advisory and marketing.    Our admissions advisory and marketing expenses for the three months ended June 30, 2014, were $55.5 million, representing a decrease of $2.1 million, or 3.6%, as compared to admissions advisory and marketing expenses of $57.6 million for the three months ended June 30, 2013. Specific factors contributing to the overall decrease between periods were decreases in compensation of $4.8 million for admissions and related personnel as well as decreases in facilities costs of $1.2 million, and corporate support services of $0.7 million. These decreases were partially offset by increases in additional advertising and branding of $4.6 million. As a percentage of revenue, our admissions advisory and marketing expenses increased to 32.4% for the three months ended June 30, 2014, from 29.8% for the three months ended June 30, 2013. The increase of 2.6% as a percentage of revenue was primarily due to the increases in advertising and branding costs of 3.8%. These increases were offset by a decrease in selling compensation of 0.8% and corporate support services of 0.6%.
General and administrative.    Our general and administrative expenses for the three months ended June 30, 2014, were $16.7 million, representing a decrease of $0.5 million, or 2.4%, as compared to general and administrative expenses of $17.2 million for the three months ended June 30, 2013. The overall decrease between periods was primarily due to decreases in administrative compensation of $0.6 million, professional fees of $0.5 million, and other administrative expenses of $0.3 million. These decreases were partially offset by increases in support services of $0.8 million. Our general and administrative expenses, as a percentage of revenue, increased to 9.8% for the three months ended June 30, 2014, from 8.9% for the three months ended June 30, 2013. The increase of 0.9% as a percentage of revenue was primarily due to increases in administrative compensation of 0.6%, other administrative expenses of 0.2%, and depreciation of 0.2%.
Other income, net.    Other income, net, was $0.7 million for both the three months ended June 30, 2014, and for the three months ended June 30, 2013, The fluctuations in this account are primarily a result of interest income due to the levels of average cash and cash equivalents and investment balances.
Income tax expense.    We recognized income tax expense for the three months ended June 30, 2014 and 2013 of $10.2 million and $7.8 million, respectively, at effective tax rates of 44.0% and 39.1%, respectively. The increase in our effective tax rate between periods was primarily due to the effect of lower pretax income on relatively constant nondeductible expenses year over year, as well as an increase in reserves for uncertain tax positions and related accrued interest.
Net income.    Net income was $13.0 million for the three months ended June 30, 2014, compared to net income of $12.1 million for the three months ended June 30, 2013, an increase of $0.9 million, as a result of the factors discussed above.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Revenue.    Our revenue for the six months ended June 30, 2014, was $328.8 million, representing a decrease of $77.7 million, or 19.1%, as compared to revenue of $406.5 million for the six months ended June 30, 2013. This decrease was primarily due to the enrollment decline of 14.7%, from 71,685 students at June 30, 2013, to 61,117 students at June 30, 2014. The average enrollment during the six months ended June 30, 2014 decreased to 63,631 from 77,600, or by 18.0% over the six months ended June 30, 2013, which resulted in a decrease in tuition revenue of approximately $75.9 million. There was also a decline in technology fees between periods due to the decline in new student enrollments between periods, as well as the change in technology fee structure for Ashford University. Effective January 1, 2013, Ashford University eliminated the one-time technology fee of $1,290 it charged online students, and replaced it with a per course charge of $50. We earned technology fees of $4.7 million, or 1.4% of revenue, for the six months ended June 30, 2014, compared to technology fees of $11.8 million, or 2.9% of revenue, for the six months ended June 30, 2013. The decline in revenue was partially offset by a decrease in institutional scholarships of $6.5 million in the aggregate between periods. The overall decline in revenue was also partially offset by the 1.75% tuition increase effective April 1, 2014, which accounted for approximately $7.1 million of the change in revenue between periods.
Instructional costs and services.    Our instructional costs and services for the six months ended June 30, 2014, was $159.9 million, representing a decrease of $36.7 million, or 18.7%, as compared to instructional costs and services of $196.6 million for the six months ended June 30, 2013. Specific decreases between periods were direct compensation in the areas of academic management, financial aid support and student services of $15.4 million (including $4.8 million of severance charges from the second quarter of 2013), bad debt expense of $11.5 million, instructor fees of $4.5 million, facilities costs of $2.4 million, information technology costs of $1.7 million, and license fees of $0.8 million. These decreases were partially offset by increases in corporate support services of $1.5 million, and loan impairments of $0.9 million. Instructional costs and services, as a percentage of revenue, increased to 48.6% for the six months ended June 30, 2014, as compared to 48.4% for the six months ended June 30, 2013. The increase of 0.2% included increases in corporate support services of 1.7%, financial aid processing fees of 0.6%, information technology costs of 0.4%, facilities costs of 0.3%, and loan impairments of 0.3%. The increases were offset by decreases in bad debt expense of 2.1% and direct compensation of 0.9%. As a percentage of revenue, bad debt expense was 3.9% for the six months ended June 30, 2014, compared to 6.0% for six months ended June 30, 2013.

Bad debt has declined as we have continued to focus on enhancing our processes and procedures around our accounts receivable, including improvements and efficiencies in financial aid processing in order to reduce the processing timeline, improved collection efforts on accounts receivable, and improved counseling to students about the financial aid process and related eligibility and amounts due from the student.
Admissions advisory and marketing.    Our admissions advisory and marketing expenses for the six months ended June 30, 2014, were $121.3 million, representing an increase of $6.2 million, or 5.4%, as compared to admissions advisory and marketing expenses of $115.1 million for the six months ended June 30, 2013. Specific factors contributing to the overall increase between periods were increases in advertising and branding costs of $14.0 million and information technology costs of $0.5 million. The increases were offset by decreases in selling compensation of $5.3 million, facilities costs of $1.8 million and corporate support services of $1.2 million. Our admissions advisory and marketing expenses, as a percentage of revenue, increased to 36.9% for the six months ended June 30, 2014, from 28.3% for the six months ended June 30, 2013. The increase of 8.6%, as a percentage of revenue, included increases in advertising costs of 6.3% and selling compensation of 1.9%, information technology costs of 0.6% and facilities of 0.3%, offset by decreases in corporate support services of 0.7%.
General and administrative.    Our general and administrative expenses for the six months ended June 30, 2014, were $33.0 million, representing a decrease of $2.9 million, or 8.0%, as compared to general and administrative expenses of $35.9 million for the six months ended June 30, 2013. The overall decrease between periods was due to decreases in administrative compensation of $2.0 million, other administrative expenses of $0.7 million, facilities costs of $0.5 million, and professional fees of $0.3 million. These decreases were offset by an increase in depreciation and amortization of $0.3 million. Our general and administrative expenses, as a percentage of revenue, increased to 10.0% for the six months ended June 30, 2014, compared to 8.8% for the six months ended June 30, 2013. The increase of 1.2%, as a percentage of revenue, included increases in administrative compensation of 1.1%, depreciation and amortization of 0.6%, other administrative expenses of 0.4%, and professional fees of 0.3%. These increases were primarily offset by a decrease in corporate support services of 1.0%.
Other income, net.    Other income, net, was $1.1 million for the six months ended June 30, 2014, as compared to $1.6 million for the six months ended June 30, 2013, representing a decrease of $0.5 million. The decrease was primarily due to decreased interest income on average cash balances.
Income tax expense.    We recognized income tax expense for the six months ended June 30, 2014 and 2013, of $7.0 million and $23.6 million, respectively, at effective tax rates of 44.8% and 39.1%, respectively. The increase in our effective tax rate between periods was primarily due to the effect of lower pretax income on relatively constant nondeductible expenses year over year, as well as an increase in reserves for uncertain tax positions and related accrued interest.
Net income.    Net income was $8.6 million for the six months ended June 30, 2014, compared to net income of $36.8 million for the six months ended June 30, 2013, a decrease of $28.2 million, as a result of the factors discussed above.

Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the six months ended June 30, 2014 and 2013, through either cash on hand or through cash provided by operating activities. Our cash and cash equivalents were $150.5 million at June 30, 2014, and $212.5 million at December 31, 2013. At June 30, 2014, and December 31, 2013, we had investments of $158.9 million and $107.0 million, respectively.
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
There was only a slight decrease in the fair value of our short and long-term investments at June 30, 2014, as compared to December 31, 2013. We believe that any fluctuations we have recently experienced are temporary in nature and we maintain that while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
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
The Company was in compliance with all financial covenants in the Facility Loan Documents as of June 30, 2014. As of June 30, 2014, and up to the date of the filing, we had no borrowings outstanding under the Facility. As of June 30, 2014, we used the availability under the Facility to issue letters of credit aggregating $5.8 million.
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
Operating activities
Net cash used in operating activities was $3.8 million for the six months ended June 30, 2014, and net cash provided by operating activities was $38.7 million for the six months ended June 30, 2013. The overall decrease of $42.6 million between the two periods was primarily due to the decrease of $28.2 million in net income between periods, the lower non-cash charges added back due to the the decrease in bad debt of $11.5 million, and the decrease due to the change in accounts payable and accrued liabilities of $14.2 million between periods. These decreases to cash provided by operating activities were offset by an increase to cash provided by operating activities as a result of the increase in the change in deferred revenue and student deposits of $19.7 million between periods. The change in student deposits was due primarily to the decline in enrollment, as well as due to a policy implemented in the fourth quarter of 2013, by which students have the option to receive tuition and fees only, rather than additional stipends. We expect to generate cash from our operating activities in the foreseeable future.
Investing activities
Net cash used in investing activities was $60.9 million for the six months ended June 30, 2014 and net cash provided by investing activities was $74.1 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, we had purchases of investments of $72.4 million and maturities of $20.0 million. This compares to purchases of investments of $26.7 million and maturities of $109.9 million in the same period in 2013. Capital expenditures for the six months ended June 30, 2014, were $6.2 million, compared with $6.8 million for the six months ended June 30, 2013. We expect our capital expenditures to be approximately $18.0 million for the year ended December 31, 2014.
Financing activities
Net cash provided by financing activities was $2.7 million and $0.8 million for the six months ended June 30, 2014, and 2013, respectively. During each of the six months ended June 30, 2014, and June 30, 2013, net cash provided by financing activities includes the cash provided by option exercises, including any related tax benefit of those option exercises. The six months ended June 30, 2014 also includes cash used for issuance of restricted stock, net of any related tax withholdings.
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
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of June 30, 2014, our total available surety bond facility was $12.0 million and the surety had issued bonds totaling $6.9 million on our behalf under such facility.
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
Interest rate risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of June 30, 2014, we had no borrowings under the Facility.
Our future investment income may vary from expectations due to changes in interest rates. At June 30, 2014, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned from cash, cash equivalents or investments.
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

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
Refer to Note 12, “Commitments and Contingencies” and Note 13 “Subsequent Events,” to our quarterly condensed consolidated financial statements included in Part I, Item 1 of this report, for legal proceedings, which notes are incorporated by reference into this Item 1 of Part II.

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
As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 we are currently ineligible to file new short form registration statements on Form S-3 or S-4, and we are unable to access our existing Registration Statement on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition.
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
As a result of our failure to timely file our Quarterly Report on Form 10-Q for quarter ended March 31, 2014, we are currently ineligible to file new short form registration statements on Form S-3 and we are unable to conduct “off the shelf” offerings under Rule 415 of the Securities Act using our currently effective registration statement on Form S-3. If we wanted access to capital markets during the period of time that we are unable to use Form S-3, we may experience delays due to having to wait for a regulatory review of a Form S-1 registration statement. Any such delay may result in offering terms that may not be advantageous to us or may cause us not to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Assuming we timely file our required Exchange Act reports for approximately the next 10 months, the earliest we could regain the ability to use Forms S-3 and S-4 is June 1, 2015.
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
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. Effective July 1, 2011, the Department established new requirements to determine if an institution is considered to be legally authorized by a state. In connection with its transition to WASC accreditation, Ashford University designated its San Diego, California facilities as its main campus for Title IV purposes and submitted an Application for Approval to Operate an Accredited Institution to the State of California, Department of Consumer Affairs, Bureau for Private Postsecondary Education (“BPPE”) on September 10, 2013.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Not Applicable.

Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit		Description
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on May 21, 2009).
3.2		Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Form S-1 filed on March 20, 2009).
4.1		Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1 filed on March 30, 2009).
4.2		Second Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.4 to the Form S-1 filed on September 4, 2009).
10.1	†	Addendum to Software License Agreement with Campus Management Corp. dated April 1, 2014.
10.2	†	Addendum to CampusCare Support Agreement dated April 1, 2014 with Campus Management Corp.
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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the SEC on August 7, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of June 30, 2014, and December 31, 2013; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iv) the Condensed Consolidated Statement of Stockholder's Equity for the six months ended June 30, 2014; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.

August 7, 2014	/s/ DANIEL J. DEVINE
Daniel J. Devine Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)