Form 10-Q
period 2014-09-30
Bridgepoint Education Inc
filed 2014-11-05
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of October 30, 2014, was 45,371,982.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of September 30, 2014	As of December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$188,779	$212,526
Restricted cash	24,773	36,946
Investments	51,074	65,901
Accounts receivable, net	31,375	22,953
Student loans receivable, net	984	1,043
Deferred income taxes	16,698	16,683
Prepaid expenses and other current assets	18,365	21,563
Total current assets	332,048	377,615
Property and equipment, net	88,098	91,425
Investments	92,777	41,062
Student loans receivable, net	9,977	11,785
Goodwill and intangibles, net	25,586	26,878
Deferred income taxes	17,441	18,507
Other long-term assets	2,372	2,740
Total assets	$568,299	$570,012
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,460	$5,195
Accrued liabilities	48,854	54,290
Deferred revenue and student deposits	109,105	132,791
Total current liabilities	168,419	192,276
Rent liability	21,356	23,927
Other long-term liabilities	9,978	9,271
Total liabilities	199,753	225,474
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both September 30, 2014, and December 31, 2013	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 62,928 issued and 45,371 outstanding at September 30, 2014; 62,331 issued and 44,774 outstanding at December 31, 2013	629	623
Additional paid-in capital	178,110	168,829
Retained earnings	527,023	512,107
Accumulated other comprehensive income (loss)	(147)	48
Treasury stock, 17,557 shares at cost at both September 30, 2014, and December 31, 2013	(337,069)	(337,069)
Total stockholders' equity	368,546	344,538
Total liabilities and stockholders' equity	$568,299	$570,012
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$162,654	$182,768	$491,446	$589,224
Costs and expenses:
Instructional costs and services	79,707	83,562	239,641	280,193
Admissions advisory and marketing	56,783	64,507	178,079	179,632
General and administrative	15,583	15,175	48,589	51,066
Total costs and expenses	152,073	163,244	466,309	510,891
Operating income	10,581	19,524	25,137	78,333
Other income, net	1,080	786	2,159	2,371
Income before income taxes	11,661	20,310	27,296	80,704
Income tax expense	5,370	6,099	12,380	29,712
Net income	$6,291	$14,211	$14,916	$50,992
Earnings per share:
Basic	$0.14	$0.26	$0.33	$0.94
Diluted	0.14	0.25	0.32	0.91
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	45,301	54,336	45,145	54,201
Diluted	46,474	56,431	46,495	55,795
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$6,291	$14,211	$14,916	$50,992
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	(123)	10	(195)	(194)
Comprehensive income	$6,168	$14,221	$14,721	$50,798
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2013	62,331	$623	$168,829	$512,107	$48	$(337,069)	$344,538
Stock-based compensation	—	—	7,891	—	—	—	7,891
Exercise of stock options	360	4	3,072	—	—	—	3,076
Excess tax benefit of option exercises and restricted stock, net of tax shortfall	—	—	413	—	—	—	413
Stock issued under restricted stock plan, net of shares held for taxes	237	2	(2,095)	—	—	—	(2,093)
Net income	—	—	—	14,916	—	—	14,916
Unrealized losses on investments, net of tax	—	—	—	—	(195)	—	(195)
Balance at September 30, 2014	62,928	$629	$178,110	$527,023	$(147)	$(337,069)	$368,546
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$14,916	$50,992
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	21,961	31,670
Depreciation and amortization	17,914	15,861
Amortization of premium/discount	85	2,662
Deferred income taxes	1,124	—
Stock-based compensation	7,891	10,704
Excess tax benefit of option exercises	(1,171)	(863)
Loss on impairment of student loans receivable	1,466	790
Net gain on marketable securities	(22)	(62)
Loss on disposal of fixed assets	80	—
Changes in operating assets and liabilities:
Restricted cash	12,202	7,531
Accounts receivable	(30,314)	(18,826)
Prepaid expenses and other current assets	3,317	(155)
Student loans receivable	763	218
Other long-term assets	368	379
Accounts payable and accrued liabilities	(532)	8,960
Deferred revenue and student deposits	(23,600)	(48,160)
Other liabilities	(1,864)	107
Net cash provided by operating activities	24,584	61,808
Cash flows from investing activities
Capital expenditures	(9,644)	(11,737)
Purchases of investments	(87,855)	(26,724)
Restricted cash	(29)	—
Capitalized costs for intangible assets	(2,957)	(3,518)
Sales and maturities of investments	50,000	161,854
Net cash provided by (used in) investing activities	(50,485)	119,875
Cash flows from financing activities
Proceeds from exercise of stock options	3,076	1,250
Excess tax benefit of option exercises	1,171	863
Proceeds from the issuance of stock under employee stock purchase plan	—	604
Proceeds from the exercise of warrants	—	8
Tax withholdings on issuance of restricted stock	(2,093)	(1,080)
Net cash provided by financing activities	2,154	1,645
Net increase (decrease) in cash and cash equivalents	(23,747)	183,328
Cash and cash equivalents at beginning of period	212,526	208,971
Cash and cash equivalents at end of period	$188,779	$392,299
Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$910	$955
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
Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on August 1, 2014. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary to present a fair statement of the Company's condensed consolidated financial position, results of operations and cash flows as of and for the periods presented.
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
Recent Accounting Pronouncements Not Yet Adopted
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The standard is applied prospectively and is effective in 2015, with early adoption permitted. The adoption of ASU 2014-08 is not expected to have a material effect on the Company’s condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This literature is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2016, using one of two retrospective application methods. The Company is evaluating the impacts, if any, the adoption of ASU 2014-09 will have on its financial position or results of operations.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017, with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company is evaluating the impacts, if any, the adoption of ASU 2014-12 will have on its financial position or results of operations.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for periods ending after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s condensed consolidated financial statements.
3. Investments
The following tables summarize the fair value information of short and long-term investments as of September 30, 2014, and December 31, 2013, respectively (in thousands):

	As of September 30, 2014
	Level 1	Level 2	Level 3	Total
Mutual funds	$982	$—	$—	$982
Corporate notes and bonds	—	67,941	—	67,941
U.S. government and agency securities	—	34,928	—	34,928
Certificates of deposit	—	40,000	—	40,000
Total	$982	$142,869	$—	$143,851

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$719	$—	$719
Corporate notes and bonds	—	16,244	—	16,244
Certificates of deposit	—	90,000	—	90,000
Total	$—	$106,963	$—	$106,963
There was one transfer from Level 2 into Level 1 as of September 30, 2014, as a result of the Company reevaluating the related funds as having readily observable market prices.
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
The Company records the changes in unrealized gains and losses on its investments arising during the period in other comprehensive income. For the three months ended September 30, 2014 and 2013, the Company recorded a net unrealized loss

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

of $123,000 and a net unrealized gain of $10,000, respectively, in other comprehensive income, which were net of tax benefit of $26,000 and tax expense of $9,000, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded net unrealized losses of $195,000, and $194,000, respectively, in other comprehensive income which were net of tax benefit of $73,000 and $115,000, respectively.
4. Accounts Receivable
Accounts receivable, net, consist of the following (in thousands):

	As of September 30, 2014	As of December 31, 2013
Accounts receivable	$59,056	$49,854
Less allowance for doubtful accounts	(27,681)	(26,901)
Accounts receivable, net	$31,375	$22,953
As of September 30, 2014 and December 31, 2013, there was an immaterial amount included within net accounts receivable with a payment due date of greater than one year.
The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the nine months ended September 30, 2014	$(26,901)	$21,957	$(21,177)	$(27,681)
For the nine months ended September 30, 2013	(31,466)	31,606	(31,923)	(31,149)

(1)	Deductions represent accounts written off, net of recoveries.
5. Student Loan Receivables
Student loan receivables, net, consist of the following (in thousands):

Short-term:	As of September 30, 2014	As of December 31, 2013
Student loans receivable (non-tuition related)	$573	$587
Student loans receivable (tuition related)	506	621
Current student loans receivable	1,079	1,208
Less allowance for doubtful accounts	(95)	(165)
Student loans receivable, net	$984	$1,043

Long-term:	As of September 30, 2014	As of December 31, 2013
Student loans receivable (non-tuition related)	$5,779	$7,347
Student loans receivable (tuition related)	5,270	6,417
Non-current student loans receivable	11,049	13,764
Less allowance for doubtful accounts	(1,072)	(1,979)
Student loans receivable, net	$9,977	$11,785

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
Revenue recognized related to student loans was immaterial during each of the three and nine months ended September 30, 2014 and September 30, 2013, respectively. The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for student loans receivable (tuition related):
For the nine months ended September 30, 2014	$(2,144)	$4	$981	$(1,167)
For the nine months ended September 30, 2013	(1,895)	64	—	(1,959)

(1)	Deductions represent accounts written off, net of recoveries.
For the non-tuition related student loans receivable, the Company monitors the credit quality using credit scores, aging history and delinquency trending. The loan reserve methodology is reviewed on a quarterly basis. Delinquency is the main factor of determining if a loan is impaired. If a loan were determined to be impaired, interest would no longer accrue. For the three and nine months ended September 30, 2014, there was $0.3 million and $1.5 million, respectively, of loans that were impaired, and as of September 30, 2014, $3.5 million of loans had been placed on non-accrual status.
As of September 30, 2014, the delinquency status of gross student loans receivable was as follows (in thousands):

Less than 120 days	$14,955
From 120 - 269 days	1,566
Greater than 270 days	1,951
Total gross student loans receivable	18,472
Less: Amounts reserved or impaired	(4,631)
Less: Discount on student loans receivable	(2,880)
Total student loans receivable, net	$10,961

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

6. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30, 2014	As of December 31, 2013
Prepaid expenses	$9,714	$10,814
Prepaid licenses	2,782	5,833
Prepaid income taxes	906	195
Prepaid insurance	1,988	1,131
Interest receivable	602	86
Insurance recoverable	1,654	2,814
Other current assets	719	690
Total prepaid expenses and other current assets	$18,365	$21,563
Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	As of September 30, 2014	As of December 31, 2013
Land	$7,091	$7,091
Buildings and building improvements	29,425	28,916
Furniture and office equipment	90,231	84,852
Software	14,272	10,075
Leasehold improvements	24,526	24,360
Vehicles	147	147
Total property and equipment	165,692	155,441
Less accumulated depreciation and amortization	(77,594)	(64,016)
Total property and equipment, net	$88,098	$91,425

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Goodwill and Intangibles, Net
Goodwill and intangibles, net, consist of the following (in thousands):

	September 30, 2014
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$17,496	$(8,347)	$9,149
Purchased intangible assets	15,850	(1,980)	13,870
Total definite-lived intangible assets	$33,346	$(10,327)	$23,019
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$25,586

	December 31, 2013
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$14,540	$(5,035)	$9,505
Purchased intangible assets	15,857	(1,051)	14,806
Total definite-lived intangible assets	$30,397	$(6,086)	$24,311
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$26,878
For the three months ended September 30, 2014 and September 30, 2013, amortization expense was $1.5 million and $0.9 million, respectively. For the nine months ended September 30, 2014 and September 30, 2013, amortization expense was $4.2 million and $2.3 million, respectively.
The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
2014	$1,474
2015	4,966
2016	3,217
2017	1,634
2018	1,232
Thereafter	10,496
Total future amortization expense	$23,019

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of September 30, 2014	As of December 31, 2013
Accrued salaries and wages	$12,290	$12,790
Accrued bonus	2,247	2,277
Accrued vacation	10,409	9,696
Accrued litigation and fees	750	8,000
Accrued expenses	16,764	15,079
Rent liability	3,175	2,446
Worker's compensation liability	3,219	4,002
Total accrued liabilities	$48,854	$54,290
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consist of the following (in thousands):

	As of September 30, 2014	As of December 31, 2013
Deferred revenue	$40,418	$29,279
Student deposits	68,687	103,512
Total deferred revenue and student deposits	$109,105	$132,791
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The Facility Loan Documents contain other customary affirmative, negative and financial maintenance covenants, representations and warranties, events of default, and remedies upon an event of default, including the acceleration of debt and the right to foreclose on the collateral securing the Facility.
As security for the performance of the Company's obligations under the Facility Loan Documents, the Company granted the lenders a first priority security interest in substantially all of the Company's assets, including its real property which had a book value of $7.1 million as of September 30, 2014.
The Company was in compliance with all financial covenants in the Facility Loan Documents as of September 30, 2014. As of September 30, 2014, and up to the date of filing, the Company had no borrowings outstanding under the Facility. As of September 30, 2014, the Company used the availability under the line of credit to issue letters of credit aggregating $5.8 million.
Surety Bond Facility
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. In May 2009, the Company entered into a surety bond facility with an insurance company to provide such bonds when applicable. As of September 30, 2014, the total available surety bond facility was $12.0 million and the Company had issued surety bonds totaling $5.6 million.
8. Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the sum of (i) the weighted average number of common shares outstanding for the period and (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive. Potentially dilutive common shares for the three and nine months ended September 30, 2014 and September 30, 2013, consisted of incremental shares of common stock issuable upon the exercise of options and warrants and upon the settlement of restricted stock units.
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$6,291	$14,211	$14,916	$50,992
Denominator:
Weighted average number of common shares outstanding	45,301	54,336	45,145	54,201
Effect of dilutive options and restricted stock units	1,173	1,996	1,350	1,497
Effect of dilutive warrants	—	99	—	97
Diluted weighted average number of common shares outstanding	46,474	56,431	46,495	55,795
Earnings per share:
Basic earnings per share	$0.14	$0.26	$0.33	$0.94
Diluted earnings per share	$0.14	$0.25	$0.32	$0.91
For the periods indicated below, the computation of dilutive common shares outstanding excludes certain options and restricted stock units to purchase shares of common stock because their effect was anti-dilutive.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Options	2,765	2,564	2,661	3,493
Restricted stock units	—	—	—	1
9. Stock-Based Compensation
The Company recorded $2.8 million and $3.3 million of stock-based compensation expense for the three months ended September 30, 2014 and 2013, respectively, and $7.9 million and $10.7 million of stock-based compensation expense for the nine months ended September 30, 2014 and 2013, respectively. The related income tax benefit was $1.1 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively, and $3.0 million and $4.0 million for the nine months ended September 30, 2014 and 2013, respectively.
There were approximately 47,000 restricted stock units (“RSUs”) granted during the three months ended September 30, 2014 at a grant date fair value of $12.57. During the three months ended September 30, 2014, 0.2 million RSUs vested.
There were approximately 28,000 options to purchase shares of common stock granted during the three months ended September 30, 2014. During the three months ended September 30, 2014, options to purchase 13 thousand shares of common stock were exercised.
As of September 30, 2014, there was unrecognized compensation cost of $14.9 million related to the combined unvested options and RSUs.
10. Income Taxes
The Company's current estimated annual effective income tax rate that has been applied to normal, recurring operations for the nine months ended September 30, 2014, was 43.7%. The Company's actual effective income tax rate was 45.4% for the nine months ended September 30, 2014. The actual effective rate for the nine months ended September 30, 2014 differed from the Company's estimated annual effective tax rate due to the impact of discrete items on the Company's income before the provision for income taxes, primarily the increase to reserves for uncertain tax positions and related accrued interest.
At September 30, 2014, and December 31, 2013, the Company had $8.3 million and $7.4 million of gross unrecognized tax benefits, respectively, of which $5.4 million and $4.8 million, respectively, would impact the effective income tax rate if recognized.
The Company is subject to U.S. federal income tax and multiple state tax jurisdictions. The 2002 through 2013 tax years remain open to examination by major taxing jurisdictions to which the Company is subject.
The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of September 30, 2014 and as of December 31, 2013, was $1.9 million and $1.7 million, respectively.
The California Franchise Tax Board commenced an audit of the Company's 2008 and 2009 California income tax returns in October 2011, and will commence an audit of the Company's 2010 through 2012 California income tax returns in November 2014. The Company does not expect any significant adjustments to amounts already reserved.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

thereunder by the U.S. Department of Education (the “Department”) subject the Company to significant regulatory scrutiny on the basis of numerous standards that institutions of higher education must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the Higher Education Act.
Ashford University is regionally accredited by WASC Senior College and University Commission (“WSCUC”), formerly referred to as WASC. University of the Rockies is regionally accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”).
Department of Education Program Review of Ashford University
On July 31, 2014, the Company and Ashford University received notification from the Department that it intended to conduct an ordinary course program review of Ashford University’s administration of federal student financial aid (Title IV) programs in which the university participates. The review commenced on August 25, 2014, and covers federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, the Drug-Free Schools and Communities Act and related regulations.
WSCUC Grant of Initial Accreditation of Ashford University
On July 10, 2013, WSCUC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. In December 2013, Ashford University effected its transition to WSCUC accreditation and designated its San Diego, California facilities as its main campus and its Clinton, Iowa campus as an additional location. As part of a continuing WSCUC monitoring process, Ashford University will host a visiting team from WSCUC in a special visit in spring 2015. WSCUC also performs Mid-Cycle Reviews of its accredited institutions near the midpoint of their periods of accreditation, as required by the Department. The purpose of the Mid-Cycle Review is to identify problems with an institution’s or program’s continued compliance with agency standards while taking into account institutional or program strengths and stability. The Mid-Cycle Review report will focus particularly on student achievement, including indicators of educational effectiveness, retention and graduation data.
Licensure by California BPPE
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. Effective July 1, 2011, the Department established new requirements to determine if an institution is considered to be legally authorized by a state. In connection with its transition to WSCUC accreditation, Ashford University designated its San Diego, California facilities as its main campus for Title IV purposes and submitted an Application for Approval to Operate an Accredited Institution to the State of California, Department of Consumer Affairs, Bureau for Private Postsecondary Education (“BPPE”) on September 10, 2013.
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
On October 22, 2014, BPPE notified Ashford University that it had been identified for a compliance inspection. The inspection will cover statutory and regulatory requirements and include document review and an onsite visit. Documents must be submitted by November 5, 2014 and there is no date set for the onsite visit.
HLC Visit to University of the Rockies
In September and October of 2014, HLC conducted a previously scheduled comprehensive evaluation visit at University of the Rockies in order for the University to seek reaffirmation of its accreditation by HLC.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Negotiated Rulemaking
The Department held Program Integrity and Improvement negotiated rulemaking sessions in February, March, April and May, 2014, that focused on topics including, but not limited to, cash management of Title IV program funds, state authorization for programs offering distance or correspondence education, credit and clock hour conversions, the retaking of coursework, and the definition of “adverse credit” for PLUS borrowers. No consensus resulted from the rulemaking sessions. As a result, the Department had discretion to propose Program Integrity regulations, anticipated by November 1, 2014.
On August 8, 2014, the Department published a Notice of Proposed Rulemaking proposing new regulations that will update eligibility standards and improve access for students and parent borrowers under the federal Direct PLUS loan program. Among other things, the proposed regulations would amend the definition of “adverse credit history” and require PLUS loan counseling for a parent or a students with an adverse credit history who is approved for a PLUS loan as a result of the Secretary’s determination that extenuating circumstances exist.
The Department held negotiated rulemaking committee sessions to prepare proposed rulemaking regulations that would establish standards for programs that prepare students for gainful employment in a recognized occupation in four sessions between September and December 2013. The committee did not reach consensus on the content of the proposed regulations, and, as a result, the Department published proposed regulations on March 14, 2014 for comment by the public for a sixty-day period, which ended May 13, 2014. The Department published final regulations in the Federal Register on Friday, October 31, 2014 , effective July 1, 2015. The Department made one key change in the final regulations compared to the proposed regulations published in March by removing the program default rate as an accountability metric.
The gainful employment regulations consist of three components: accountability, metrics and disclosures. Institutions must certify that each of their gainful employment programs meet state and federal licensure, certification and accreditation requirements. To maintain Title IV eligibility, gainful employment programs will be required to meet minimum standards for the “debt vs earnings” of their graduates. Institutions will be required to make public disclosures regarding the performance and outcomes of their gainful employment programs that include information such as costs, earnings, debt and completion rates.
On October 30, 2014, the Obama administration announced that the Department will lead an effort to formalize an interagency task force to conduct oversight of for-profit institutions of higher education, especially regarding alleged unfair, deceptive, and abusive policies and practices. The task force will include the Departments of Justice, Treasury and Veterans Affairs, as well as the Consumer Financial Protection Bureau, Federal Trade Commission, the Securities and Exchange Commission, and state attorneys general.
Three negotiated rulemaking sessions between January and March of 2014 resulted in draft regulations to enact changes to the Clery Act Act required by the enactment of the Violence Against Women Act (“VAWA”). The Department published final regulations in the Federal Register on Monday, October 20, 2014, effective July 1, 2015. The Department issued a Dear Colleague Letter on July 14, 2014 and confirmed that it expects institutions to make a good faith effort to comply with the statutory requirements in the interim. Among other things, VAWA requires institutions to compile statistics for additional incidents to those currently required by Clery and include certain policies, procedures and programs pertaining to these incidents in annual security reports.
The Company’s compliance with these regulations, any additional regulations, or with modifications to existing regulations, including but not limited to those concerning state authorization, distance education, and gainful employment, could result in direct and indirect costs related to compliance, increased scrutiny, fines, liabilities, sanctions or lawsuits, which could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
Cohort Default Rate
For each federal fiscal year, the Department calculates a rate of student defaults over a three-year measuring period for each educational institution, which is known as a “cohort default rate.” An institution may lose its eligibility to participate in the Direct Loan and Pell programs if, for each of the three most recent federal fiscal years, 30% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The three-year cohort default rates for Ashford University for the 2011, 2010 and 2009 federal fiscal years, were 15.3%, 16.3% and 19.8%, respectively. The three-year cohort default rates for University of the Rockies for the 2011, 2010 and 2009 federal fiscal years, were 6.7%, 8.0% and 3.3%, respectively.
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
Iowa Attorney General Civil Investigation of Ashford University
In February 2011, Ashford University received from the Attorney General of the State of Iowa (“Iowa Attorney General”) a Civil Investigative Demand and Notice of Intent to Proceed (“CID”) relating to the Iowa Attorney General’s investigation of whether certain of the university's business practices comply with Iowa consumer laws. Pursuant to the CID, the Iowa Attorney General requested documents and detailed information for the time period January 1, 2008 to present. On numerous occasions, representatives from the Company and Ashford University met with the Iowa Attorney General to discuss the status of the investigation and the Iowa Attorney General’s allegations against the Company which had been communicated to the Company in June 2013. As a result of these meetings, on May 15, 2014, the Iowa Attorney General, the Company and Ashford University entered into an Assurance of Voluntary Compliance (“AVC”) in full resolution of the CID and the Iowa Attorney General’s allegations. The AVC, in which the Company and Ashford University do not admit any liability, contains several components including injunctive relief, nonmonetary remedies and a payment of $7.25 million to the Iowa Attorney General to be used for restitution to Iowa consumers, costs and fees, which was paid during the quarter ended June 30, 2014. The AVC also provides for the appointment of a settlement administrator for a period of three years to review the Company’s and Ashford University’s compliance with the terms of the AVC. In December 2013, the Company had accrued $9.0 million related to this matter, which

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

continues to represent its best estimate of the total restitution, cost of non-monetary remedies and future legal costs related to the AVC. The remaining accrual as of September 30, 2014 is split between both current and long-term liabilities.
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
California Attorney General Investigation of For-Profit Educational Institutions
In January 2013, the Company received from the Attorney General of the State of California (“CA Attorney General”) an Investigative Subpoena relating to the CA Attorney General’s investigation of for-profit educational institutions. Pursuant to the Investigative Subpoena, the CA Attorney General has requested documents and detailed information for the time period March 1, 2009 to present. On July 24, 2013, the CA Attorney General filed a petition to enforce certain categories of the Subpoena related to recorded calls and electronic marketing data. On September 25, 2013, we reached an agreement with the CA Attorney General to produce certain categories of the documents requested in the petition and stipulated to continue the hearing on the petition to enforce from October 3, 2013 to January 9, 2014. On January 13, 2014 and June 19, 2014, the Company received additional Investigative Subpoenas from the CA Attorney General each requesting additional documents and information for the time period March 1, 2009 through the current date. On October 24, 2014, representatives from the Company met with the CA Attorney General’s office to discuss the status of the investigation, additional information requests, and specific concerns related to possible unfair business practices in connection with the Company’s recruitment of students and debt collection practices. The Company cannot predict the eventual scope, duration or outcome of the investigation at this time. As a result, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.
Massachusetts Attorney General Investigation of Bridgepoint Education, Inc. and Ashford University
On July 21, 2014, the Company and Ashford University received from the Attorney General of the State of Massachusetts (“MA Attorney General”) a Civil Investigative Demand relating to the MA Attorney General's investigation of for-profit educational institutions and whether the university's business practices complied with Massachusetts consumer protection laws. Pursuant to the Investigative Demand, the MA Attorney General has requested from the Company and Ashford University documents and information for the time period January 1, 2006, to present. The Company is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.
Securities & Exchange Commission Subpoena of Bridgepoint Education, Inc.
On July 22, 2014, the Company received from the U.S. Securities & Exchange Commission (“SEC”) a subpoena relating to certain of the Company’s accounting practices, including revenue recognition, receivables and other matters relating to the Company’s previously disclosed intention to restate its financial statements for fiscal year ended December 31, 2013 and revise its financial statements for the years ended December 31, 2011 and 2012, and the prior revision of the Company’s financial statements for fiscal year ended December 31, 2012. Pursuant to the subpoena, the SEC has requested from the Company documents and detailed information for the time period January 1, 2009, to present. The Company is cooperating with the

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time. As a result, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.
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
On October 22, 2012, the Sacharczyk and Stein actions were consolidated with the Franke action and the Court appointed the City of Atlanta General Employees Pension Fund and the Teamsters Local 677 Health Services & Insurance Plan as lead plaintiffs. A consolidated complaint was filed on December 21, 2012 and the Company filed a motion to dismiss on February 19, 2013. On September 13, 2013, the Court granted the motion to dismiss with leave to amend for alleged misrepresentations relating to Ashford University’s quality of education, the WSCUC accreditation process, and the Company’s financial forecasts. The Court denied the motion to dismiss for alleged misrepresentations concerning Ashford University’s persistence rates. The plaintiff did not file an amended complaint by the October 31, 2013 deadline and therefore the case is now proceeding to discovery. On August 6, 2014, the plaintiff filed a motion for class certification which is currently pending with the Court.
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
On December 9, 2013, two nearly identical shareholder derivative complaints were filed in the United States District Court for the Southern District of California. The complaints assert derivative claims on our behalf against the members of our board of directors as well as against Warburg Pincus & Co., Warburg Pincus LLC, Warburg Pincus Partners LLC, and Warburg Pincus Private Equity VIII, L.P. The two lawsuits are captioned Di Giovanni v. Clark, et al., and Craig-Johnston v. Clark, et al. The complaints allege that all of the defendants breached their fiduciary duties and were unjustly enriched and that the individual defendants wasted corporate assets in connection with the tender offer commenced by the Company on November 13, 2013. The lawsuits seek unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees. On February 28, 2014, the defendants filed motions to dismiss, which were granted by the Court with leave to amend on October 17, 2014. Plaintiffs’ deadline to file an amended complaint is November 6, 2014.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
In January 2013, the Company received notice that the U.S. Department of Justice had declined to intervene in a qui tam complaint filed in the U.S. District Court for the Southern District of California by James Carter and Roger Lengyel under the Federal False Claims Act on July 2, 2010 and unsealed on January 2, 2013. The case is entitled United States of America, ex rel., James Carter and Roger Lengyel v. Bridgepoint Education, Inc., Ashford University. The qui tam complaint alleges, among other things, that since March 2005, the Company and Ashford University have violated the Federal False Claims Act by falsely certifying to the U.S. Department of Education that Ashford University was in compliance with federal rules regarding the payment of incentive compensation to enrollment personnel in connection with the institution's participation in Title IV programs. Pursuant to a stipulation between the parties, the relators filed an amended complaint on May 10, 2013. The amended complaint is substantially similar to the original complaint and seeks significant damages, penalties and other relief. On January 8, 2014, the Court denied the Company's motion to dismiss and the case is currently in discovery.
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

•
our ability to comply with the extensive regulatory framework applicable to the Company and its institutions, including Title IV of the Higher Education Act and its implementing regulations, the newly issued “Gainful Employment” rules and regulations, state laws and regulatory requirements, and accrediting agency requirements;

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

Overview
We are a provider of postsecondary education services. Our academic institutions, Ashford University® and University of the RockiesSM, offer associate's, bachelor's, master's and doctoral programs online as well as at their traditional campuses located in Iowa and Colorado, respectively. As of September 30, 2014, our institutions offered approximately 1,730 courses, 80 degree programs and 150 specializations. We are also focused on developing innovative new technologies to improve the way students learn, such as Constellation®, Waypoint Outcomes®, and the mobile learning platforms for our institutions.
Key operating data
In evaluating our operating performance, our management focuses in part on revenue, operating income and period end enrollment at our institutions, both online and campus-based. The following table, which should be read in conjunction with our condensed consolidated financial statements contained elsewhere in this report, presents our key operating data for the three and nine months ended September 30, 2014 and 2013 (in thousands, except for enrollment data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated Statement of Income Data:	(unaudited)
Revenue	$162,654	$182,768	$491,446	$589,224
Operating Income	10,581	19,524	25,137	78,333

Consolidated Other Data:
Period end enrollment (1)
Online	58,725	67,486	58,725	67,486
Campus	827	1,080	827	1,080
Total	59,552	68,566	59,552	68,566

(1)
We define enrollments as the number of active students on the last day of the financial reporting period. A student is considered active if the student attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided a notice of withdrawal.

Key enrollment trends
Enrollment at our combined academic institutions decreased 13.1% from 68,566 students at September 30, 2013 to 59,552 at September 30, 2014. Enrollment also decreased by 6.4% from 63,624 at December 31, 2013, to 59,552 at September 30, 2014.
Over the recent years, we have generally experienced a decline in student enrollments. We believe a primary driver for the decline is a result of our various operational changes and business initiatives, which included more stringent student preparedness and performance initiatives.
Trends and uncertainties regarding revenue and continuing operations
Throughout the prior year, Ashford University made changes to its operations and business initiatives as part of its reapplication for initial accreditation from WSCUC. These initiatives included hiring new leadership, implementing smaller class sizes, expanding minimum age-levels for students, implementing the Ashford Promise, hiring additional full-time faculty, and implementing new program review models. Many of these initiatives resulted in higher expense to the organization, primarily in the areas of instructional costs and services, as well as contributed to the decline in new enrollment and resulting decline in revenue.
Liquidity and capital resources and anticipated capital expenditures
We have financed our operating activities and capital expenditures during 2014 and 2013 primarily through cash on hand or through cash provided by operating activities. At September 30, 2014, we had cash, cash equivalents, restricted cash and investments totaling $357.4 million and no long-term debt. Based on our current level of operations, we believe that our cash flow from operating activities, our existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. For the year ending December 31, 2014, we expect capital expenditures to be approximately $13.0 million.
Recent Developments
Negotiated Rulemaking
The U.S. Department of Education (the “Department”) held Program Integrity and Improvement negotiated rulemaking sessions in February, March, April and May, 2014, that focused on topics including, but not limited to, cash management of Title IV program funds, state authorization for programs offering distance or correspondence education, credit and clock hour conversions, the retaking of coursework, and the definition of “adverse credit” for PLUS borrowers. No consensus resulted from the rulemaking sessions. As a result, the Department had discretion to propose Program Integrity regulations, anticipated by November 1, 2014.
On August 8, 2014, the Department published a Notice of Proposed Rulemaking proposing new regulations that will update eligibility standards and improve access for students and parent borrowers under the federal Direct PLUS loan program. Among other things, the proposed regulations would amend the definition of “adverse credit history” and require PLUS loan counseling for a parent or a students with an adverse credit history who is approved for a PLUS loan as a result of the Secretary’s determination that extenuating circumstances exist.
The Department held negotiated rulemaking committee sessions to prepare proposed rulemaking regulations that would establish standards for programs that prepare students for gainful employment in a recognized occupation in four sessions between September and December 2013. The committee did not reach consensus on the content of the proposed regulations, and, as a result, the Department published proposed regulations on March 14, 2014 for comment by the public for a sixty-day period, which ended May 13, 2014. The Department published final regulations in the Federal Register on Friday, October 31, 2014 , effective July 1, 2015. The Department made one key change in the final regulations compared to the proposed regulations published in March by removing the program default rate as an accountability metric.
The gainful employment regulations consist of three components: accountability, metrics and disclosures. Institutions must certify that each of their gainful employment programs meet state and federal licensure, certification and accreditation requirements. To maintain Title IV eligibility, gainful employment programs will be required to meet minimum standards for the “debt vs earnings” of their graduates. Institutions will be required to make public disclosures regarding the performance and outcomes of their gainful employment programs that include information such as costs, earnings, debt and completion rates.
On October 30, 2014, the Obama administration announced that the Department will lead an effort to formalize an interagency task force to conduct oversight of for-profit institutions of higher education, especially regarding alleged unfair, deceptive, and abusive policies and practices. The task force will include the Departments of Justice, Treasury and Veterans Affairs, as well as the Consumer Financial Protection Bureau, Federal Trade Commission, the Securities and Exchange Commission, and state attorneys general.
Three negotiated rulemaking sessions between January and March of 2014 resulted in draft regulations to enact changes to the Clery Act required by the enactment of the Violence Against Women Act (“VAWA”). The Department published final regulations in the Federal Register on Monday, October 20, 2014, effective July 1, 2015. The Department issued a Dear Colleague Letter on July 14, 2014 and confirmed that it expects institutions to make a good faith effort to comply with the statutory requirements in the interim. Among other things, VAWA requires institutions to compile statistics for additional incidents to those currently required by Clery and include certain policies, procedures and programs pertaining to these incidents in annual security reports.
The Company’s compliance with these regulations, any additional regulations, or with modifications to existing regulations, including but not limited to those concerning state authorization, distance education, and gainful employment, could result in direct and indirect costs related to compliance, increased scrutiny, fines, liabilities, sanctions or lawsuits, which could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.

Cohort Default Rate
For each federal fiscal year, the Department calculates a rate of student defaults over a three-year measuring period for each educational institution, which is known as a “cohort default rate.” An institution may lose its eligibility to participate in the Direct Loan and Pell programs if, for each of the three most recent federal fiscal years, 30% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year.
The three-year cohort default rates for Ashford University for the 2011, 2010 and 2009 federal fiscal years, were 15.3%, 16.3% and 19.8%, respectively. The three-year cohort default rates for University of the Rockies for the 2011, 2010 and 2009 federal fiscal years, were 6.7%, 8.0% and 3.3%, respectively.
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
Critical Accounting Policies and Use of Estimates
For the nine months ended September 30, 2014, there were no material changes to the critical accounting policies and estimates discussed in “MD&A-Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2013, filed with the SEC on August 1, 2014.
The Iran Threat Reduction and Syria Human Rights Act of 2012
During 2014, and up through September 30, 2014, both Endurance International Group (“EIG”) and Santander Asset Management Investment Holdings Limited, (“SAMIH”), engaged in certain activities that are subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. These activities are disclosed in Exhibit 99.1 to this quarterly report. Affiliates of Warburg Pincus, LLC: (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of EIG and SAMIH. We will be required to separately file, concurrently with this quarterly report, a notice that such activities have been disclosed in this quarterly report, which notice must also contain the information required by Section 13(r) of the Exchange Act.

Results of Operations
The following table sets forth the condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	49.0	45.7	48.8	47.6
Admissions advisory and marketing	34.9	35.3	36.2	30.5
General and administrative	9.6	8.3	9.9	8.6
Total costs and expenses	93.5	89.3	94.9	86.7
Operating income	6.5	10.7	5.1	13.3
Other income, net	0.7	0.4	0.4	0.4
Income before income taxes	7.2	11.1	5.5	13.7
Income tax expense	3.3	3.3	2.5	5.0
Net income	3.9%	7.8%	3.0%	8.7%
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Revenue.    Our revenue for the three months ended September 30, 2014, was $162.7 million, representing a decrease of $20.1 million, or 11.0%, as compared to revenue of $182.8 million for the three months ended September 30, 2013. The decrease between periods was primarily due to the decrease in average weekly enrollment between fiscal year 2013 and fiscal year 2014. Ending student enrollment at our academic institutions decreased 13.1%, from 68,566 students at September 30, 2013, to 59,552 students at September 30, 2014. The average enrollment during the three months ended September 30, 2014 decreased to 59,676 from 68,915, or by 13.4% over the three months ended September 30, 2013, which resulted in a decrease in tuition revenue of approximately $23.0 million. The decrease in revenue was partially offset by the 1.75% tuition increase effective April 1, 2014, which resulted in an increase in revenue of approximately $2.9 million. The decrease in revenue was also partially offset by an increase in revenue generated from Constellation, which was $5.8 million for the three months ended September 30, 2014, compared to $5.1 million for the three months ended September 30, 2013, resulting in an increase of revenue of approximately $0.7 million. Our institutions provided institutional scholarships of $25.4 million for the three months ended September 30, 2014, compared to $26.7 million for the three months ended September 30, 2013.
Instructional costs and services.    Our instructional costs and services for the three months ended September 30, 2014, were $79.7 million, representing a decrease of $3.9 million, or 4.6%, as compared to instructional costs and services of $83.6 million for the three months ended September 30, 2013. Specific decreases between periods include instructor fees of $2.3 million, and direct compensation of $1.8 million, in the areas of academic management, financial aid support and student services, and facilities costs of $1.0 million. These decreases were offset by increases in bad debt of $1.8 million. Instructional costs and services increased, as a percentage of revenue, to 49.0% for the three months ended September 30, 2014, as compared to 45.7% for the three months ended September 30, 2013. The increase of 3.3%, as a percentage of revenue, included increases in bad debt of 1.6%, direct compensation of 0.7%, information technology costs of 0.6% and support services of 0.6%. These increases were offset by decreases in instructor fees of 0.6%. As a percentage of revenue, bad debt expense was 5.6% for the three months ended September 30, 2014, compared to 4.0% for three months ended September 30, 2013. Although bad debt was higher in the quarter, we continue to focus on enhancing our processes and procedures around bad debt and our accounts receivable, including improvements and efficiencies in financial aid processing in order to reduce the processing timeline, improved collection efforts on accounts receivable, and improved counseling to students about the financial aid process, related eligibility and amounts due.
Admissions advisory and marketing.    Our admissions advisory and marketing expenses for the three months ended September 30, 2014, were $56.8 million, representing a decrease of $7.7 million, or 12.0%, as compared to admissions advisory and marketing expenses of $64.5 million for the three months ended September 30, 2013. Specific factors contributing to the overall decrease between periods were decreases in television branding of $6.6 million, compensation for admissions and related personnel of $3.3 million, corporate support services of $1.0 million, and facilities costs of $0.8 million. These decreases were partially offset by increases in direct advertising of $3.2 million, as well as increased license fees of $0.8 million. As a percentage of revenue, our admissions advisory and marketing expenses decreased to 34.9% for the three months ended September 30, 2014, from 35.3% for the three months ended September 30, 2013. The decrease of 0.4% as a percentage of revenue was primarily due to the decreases in branding costs of 3.3%, and corporate support services of 0.8%. These decreases were offset by increases in direct advertising of 3.0%, and license fees of 0.5%.
General and administrative.    Our general and administrative expenses for the three months ended September 30, 2014, were $15.6 million, representing an increase of $0.4 million, or 2.7%, as compared to general and administrative expenses of $15.2 million for the three months ended September 30, 2013. The overall increase between periods was primarily due to increases in corporate support services of $1.2 million, and other administrative expenses of $0.3 million. These increases were partially offset by decreases in administrative compensation of $0.8 million and professional fees of $0.8 million. Our general and administrative expenses, as a percentage of revenue, increased to 9.6% for the three months ended September 30, 2014, from 8.3% for the three months ended September 30, 2013. The increase of 1.3% as a percentage of revenue was primarily due to increases in other administrative expenses of 0.5%, administrative compensation of 0.4%, corporate support services of 0.2%, information technology costs of 0.2%, offset by decreases in professional fees of 0.3%.
Other income, net.    Other income, net, was $1.1 million for the three months ended September 30, 2014, and $0.8 million for the three months ended September 30, 2013, The fluctuations in this account are primarily a result of changes in interest income due to the levels of average cash and cash equivalents and investment balances.
Income tax expense.    We recognized income tax expense for the three months ended September 30, 2014 and 2013 of $5.4 million and $6.1 million, respectively, at effective tax rates of 46.1% and 30.0%, respectively. The increase in our effective tax rate between periods was primarily due to the expiration of the statute of limitations that triggered the release of $1.9 million of tax reserve in the prior year, the effect of lower pretax income on relatively constant nondeductible expenses year over year, as well as an increase in reserves for uncertain tax positions and related accrued interest in the current year.
Net income.    Net income was $6.3 million for the three months ended September 30, 2014, compared to net income of $14.2 million for the three months ended September 30, 2013, a decrease of $7.9 million, as a result of the factors discussed above.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Revenue.    Our revenue for the nine months ended September 30, 2014, was $491.4 million, representing a decrease of $97.8 million, or 16.6%, as compared to revenue of $589.2 million for the nine months ended September 30, 2013. This decrease was primarily due to the enrollment decline of 13.1%, from 68,566 students at September 30, 2013, to 59,552 students at September 30, 2014. The average enrollment during the nine months ended September 30, 2014 decreased to 62,211 from 74,705, or by 16.7% over the nine months ended September 30, 2013, which resulted in a decrease in tuition revenue of approximately $98.9 million. There was also a decline in technology fees between periods due to the decline in new student enrollments between periods, as well as the change in technology fee structure for Ashford University. Effective January 1, 2013, Ashford University eliminated the one-time technology fee of $1,290 it charged online students, and replaced it with a per course charge of $50. We earned technology fees of $7.4 million, or 1.5% of revenue, for the nine months ended September 30, 2014, compared to technology fees of $13.7 million, or 2.3% of revenue, for the nine months ended September 30, 2013. The decline in revenue was partially offset by a decrease in institutional scholarships of $7.8 million in the aggregate between periods. The overall decline in revenue was also partially offset by the 1.75% tuition increase effective April 1, 2014, which accounted for approximately $10.1 million of the change in revenue between periods.
Instructional costs and services.    Our instructional costs and services for the nine months ended September 30, 2014, was $239.6 million, representing a decrease of $40.6 million, or 14.5%, as compared to instructional costs and services of $280.2 million for the nine months ended September 30, 2013. Specific decreases between periods were direct compensation in the areas of academic management, financial aid support and student services of $17.8 million (including $4.8 million of severance charges from the second quarter of 2013), bad debt expense of $9.7 million, instructor fees of $6.8 million, facilities costs of $3.4 million, information technology costs of $1.4 million, and license fees of $0.9 million. These decreases were partially offset by increases in corporate support services of $1.3 million, and amortization of $1.0 million. Instructional costs and services, as a percentage of revenue, increased to 48.8% for the nine months ended September 30, 2014, as compared to 47.6% for the nine months ended September 30, 2013. The increase of 1.2% included increases in corporate support services of

1.3%, information technology costs of 0.5%, financial aid processing fees of 0.5%, amortization of 0.3%, facilities costs of 0.2% and loan impairments of 0.2%. The increases were offset by decreases in bad debt expense of 0.9% and direct compensation of 0.4%. As a percentage of revenue, bad debt expense was 4.5% for the nine months ended September 30, 2014, compared to 5.4% for nine months ended September 30, 2013. We continue to focus on enhancing our processes and procedures around bad debt and our accounts receivable, including improvements and efficiencies in financial aid processing in order to reduce the processing timeline, improved collection efforts on accounts receivable, and improved counseling to students about the financial aid process, related eligibility and amounts due.
Admissions advisory and marketing.    Our admissions advisory and marketing expenses for the nine months ended September 30, 2014, were $178.1 million, representing a decrease of $1.5 million, or 0.9%, as compared to admissions advisory and marketing expenses of $179.6 million for the nine months ended September 30, 2013. Specific factors contributing to the overall decrease between periods were decreases in selling compensation of $9.4 million, facilities costs of $2.6 million and corporate support services of $2.3 million. The decreases were offset by increases in combined advertising and branding costs of $10.6 million as well as information technology costs of $0.8 million. Our admissions advisory and marketing expenses, as a percentage of revenue, increased to 36.2% for the nine months ended September 30, 2014, from 30.5% for the nine months ended September 30, 2013. The increase of 5.7%, as a percentage of revenue, included increases in combined advertising and branding costs of 4.2% and selling compensation of 1.1%, information technology costs of 0.5% and facilities of 0.2%, offset by decreases in corporate support services of 0.7%.
General and administrative.    Our general and administrative expenses for the nine months ended September 30, 2014, were $48.6 million, representing a decrease of $2.5 million, or 4.9%, as compared to general and administrative expenses of $51.1 million for the nine months ended September 30, 2013. The overall decrease between periods was due to decreases in administrative compensation of $2.7 million, professional fees of $1.1 million and facilities costs of $0.6 million. These decreases were offset by an increase in corporate support services of $1.0 million. Our general and administrative expenses, as a percentage of revenue, increased to 9.9% for the nine months ended September 30, 2014, compared to 8.6% for the nine months ended September 30, 2013. The increase of 1.3%, as a percentage of revenue, included increases in administrative compensation of 0.8%, other administrative expenses of 0.4%, and information technology costs of 0.2%. These increases were primarily offset by a decrease in corporate support services of 0.6%.
Other income, net.    Other income, net, was $2.2 million for the nine months ended September 30, 2014, as compared to $2.4 million for the nine months ended September 30, 2013, representing a decrease of $0.2 million. The decrease was primarily due to decreased interest income on average cash balances.
Income tax expense.    We recognized income tax expense for the nine months ended September 30, 2014 and 2013, of $12.4 million and $29.7 million, respectively, at effective tax rates of 45.4% and 36.8%, respectively. The increase in our effective tax rate between periods was primarily due to the expiration of the statute of limitations that triggered the release of $1.9 million of tax reserve in the prior year, the effect of lower pretax income on relatively constant nondeductible expenses year over year, as well as an increase in reserves for uncertain tax positions and related accrued interest in the current year.
Net income.    Net income was $14.9 million for the nine months ended September 30, 2014, compared to net income of $51.0 million for the nine months ended September 30, 2013, a decrease of $36.1 million, as a result of the factors discussed above.

Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the nine months ended September 30, 2014 and 2013, through either cash on hand or through cash provided by operating activities. Our cash and cash equivalents were $188.8 million at September 30, 2014, and $212.5 million at December 31, 2013. At September 30, 2014, and December 31, 2013, we had investments of $143.9 million and $107.0 million, respectively.
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
There was a slight decrease in the fair value of our short and long-term investments at September 30, 2014, as compared to December 31, 2013. We believe that any fluctuations we have recently experienced are temporary in nature and we maintain that while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
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
The Company was in compliance with all financial covenants in the Facility Loan Documents as of September 30, 2014. As of September 30, 2014, and up to the date of the filing, we had no borrowings outstanding under the Facility. As of September 30, 2014, we used the availability under the Facility to issue letters of credit aggregating $5.8 million.
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
Operating activities
Net cash provided by operating activities was $24.6 million for the nine months ended September 30, 2014, and was $61.8 million for the nine months ended September 30, 2013. The overall decrease of $37.2 million between the two periods was primarily due to the decrease of $36.1 million in net income between periods. The decrease was also impacted by the lower add back of non-cash charges due to the the decrease in bad debt of $9.7 million, and the decrease due to the change in accounts payable and accrued liabilities of $9.5 million between periods. These decreases to cash provided by operating activities were offset by an increase to cash provided by operating activities as a result of a relatively smaller decrease in the current period than in the prior period in deferred revenue and student deposits of $24.6 million between periods. The change in student deposits was due primarily to the decline in enrollment, as well as due to a policy implemented in the fourth quarter of 2013, by which students have the option to receive tuition and fees only, rather than additional stipends. We expect to generate cash from our operating activities in the foreseeable future.
Investing activities
Net cash used in investing activities was $50.5 million for the nine months ended September 30, 2014 and net cash provided by investing activities was $119.9 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we had purchases of investments of $87.9 million, as well as sales and maturities of $50.0 million. This compares to purchases of investments of $26.7 million and sales and maturities of $161.9 million in the same period in 2013. Capital expenditures for the nine months ended September 30, 2014, were $9.6 million, compared with $11.7 million for the nine months ended September 30, 2013. We expect our capital expenditures to be approximately $13.0 million for the year ended December 31, 2014.
Financing activities
Net cash provided by financing activities was $2.2 million and $1.6 million for the nine months ended September 30, 2014, and 2013, respectively. During each of the nine months ended September 30, 2014, and September 30, 2013, net cash provided by financing activities includes the cash provided by option exercises, including any related tax benefit of those option exercises. The nine months ended September 30, 2014 also includes cash used for issuance of restricted stock, net of any related tax withholdings.
We may utilize commercial financing and lines of credit for the purpose of expansion of our online business infrastructure and to improve our ground campuses in Iowa and Colorado. Based on our current level of operations, we believe that our cash flow from operations, existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of September 30, 2014, our total available surety bond facility was $12.0 million and the surety had issued bonds totaling $5.6 million on our behalf under such facility.
Recent Accounting Pronouncements Not Yet Adopted
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The standard is applied prospectively and is effective in 2015, with early adoption permitted. The adoption of ASU 2014-08 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This literature is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2016, using one of two retrospective application methods. We are evaluating the impacts, if any, the adoption of ASU 2014-09 will have on the Company's financial position or results of operations.
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017, with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We are evaluating the impacts, if any, the adoption of ASU 2014-12 will have on the Company's financial position or results of operations.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for periods ending after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s condensed consolidated financial statements.
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
Interest rate risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of September 30, 2014, we had no borrowings under the Facility.
Our future investment income may vary from expectations due to changes in interest rates. At September 30, 2014, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned from cash, cash equivalents or investments.

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
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.
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
The other control deficiency related to our failure to maintain effective internal controls over the presentation of certain funds as restricted cash. These control deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute individual material weaknesses. These material weaknesses continue to exist as of September 30, 2014.
Management's remediation efforts
We are committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting. Management is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.
During the third quarter, we began implementing measures to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. These measures include new accounting personnel, as well as training for existing personnel. These measures also include financial reporting risk assessment as well as review processes to ensure the related significant accounting policies are implemented and applied properly under GAAP on a consistent basis throughout the Company. We have also established enhanced procedures to ensure appropriate review of accounting policies by the members of management with the requisite level of knowledge, experience and training.
We believe the above measures will help remediate the control deficiencies that gave rise to the material weaknesses. However, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures are needed.
Changes in internal control over financial reporting
There were changes in internal control over financial reporting, as discussed above under “Management's remediation efforts,” during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
Refer to Note 12, “Commitments and Contingencies” to our quarterly condensed consolidated financial statements included in Part I, Item 1 of this report, for legal proceedings, which notes are incorporated by reference into this Item 1 of Part II.

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
We concluded that there were material weaknesses in our internal control over financial reporting, as we did not maintain effective controls over the selection and application of accounting principles generally accepted in the United States (“GAAP”) related to revenue recognition and restricted cash. Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. One material weakness related to our failure to maintain effective internal controls over the accounting for revenue recognition. Specifically, the process for analyzing the collectibility criterion for revenue recognition was not designed to reassess collectibility, on a student-by-student basis, throughout the period revenue was recognized by the Company's institutions. The other material weakness related to our failure to maintain effective internal controls over the presentation of certain funds as restricted cash. These material weaknesses have resulted in the restatement of our financial statements for the year ended December 31, 2013, as well as for the interim periods included in that fiscal year (the “Restated Periods”), and the revision of our financial statements for the the years ended December 31, 2012 and 2011, as well as for each of the interim periods during 2012 (the “Revised Periods”). Our management concluded that the Company’s previously issued financial statements for the Restated Periods should no longer be relied upon. In light of the errors, management re-evaluated its assessment of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2013 and concluded each was ineffective as of December 31, 2013. Our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Reports on Form 10-Q have been amended by Amendments No. 1 on Forms 10-K/A and 10-Q/A, respectively, to reflect the restatement of our financial statements for the Restated Periods and the change in management’s conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2013. Management has determined that our disclosure controls and procedures and internal control over financial reporting continue to be ineffective as of September 30, 2014.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See also “Item 4. Controls and Procedures” included in Part I of this report. The existence of this issue could adversely affect us, our reputation or investors' perceptions of us.
We have begun to implement measures to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. These measures include new accounting personnel, as well as training for existing personnel. These measures also include financial reporting risk assessment as well as review processes to ensure the related significant accounting policies are implemented and applied properly under GAAP on a consistent basis throughout the Company. We have also established enhanced procedures to ensure appropriate review of accounting policies by the members of management with the requisite level of knowledge, experience and training.
However, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to work to remediate the material weaknesses, we may determine to implement measures to address the control deficiencies. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight.
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
As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, we are currently ineligible to file new short form registration statements on Form S-3 or S-4, and we are unable to access our existing Registration Statement on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition.
Forms S-3 and S-4 permit eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering on Form S-1. The ability to register securities for resale may also be limited as a result of the loss of Form S-3 eligibility.
As a result of our failure to timely file our Quarterly Report on Form 10-Q for quarter ended March 31, 2014, we are currently ineligible to file new short form registration statements on Form S-3 and we are unable to conduct “off the shelf” offerings under Rule 415 of the Securities Act using our currently effective registration statement on Form S-3. If we wanted access to capital markets during the period of time that we are unable to use Form S-3, we may experience delays due to having to wait for a regulatory review of a Form S-1 registration statement. Any such delay may result in offering terms that may not be advantageous to us or may cause us not to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Assuming we continue to timely file our required Exchange Act reports, the earliest we could regain the ability to use Forms S-3 and S-4 is June 1, 2015.
Risks Related to the Extensive Regulation of Our Business
In connection with its transition to WSCUC accreditation, Ashford University has applied for and received approval from the California Bureau for Private Postsecondary Education to operate in California. As a result, the university will be subject to a greater reporting burden and could be subjected to increased regulatory or political scrutiny.
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. Effective July 1, 2011, the Department established new requirements to determine if an institution is considered to be legally authorized by a state. In connection with its transition to accreditation with WASC Senior College and University Commission (“WSCUC”), Ashford University designated its San Diego, California facilities as its main campus for Title IV purposes and submitted an Application for Approval to Operate an Accredited Institution to the State of California, Department of Consumer Affairs, Bureau for Private Postsecondary Education (“BPPE”) on September 10, 2013.
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
The Department of Education is conducting a program review of Ashford University, which may result in the repayment of Title IV funds and may lead to fines, penalties, or other sanctions, and damage to the institution’s reputation in the industry.
The Department periodically reviews institutions participating in Title IV programs for compliance with applicable standards and regulations. On July 31, 2014, the Company and Ashford University received notification from the Department that it intended to conduct an ordinary course program review of Ashford University’s administration of federal student financial aid (Title IV) programs in which the university participates. The review commenced on August 25, 2014, and covers federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, the Drug-Free Schools and Communities Act and related regulations. The review may be expanded if deemed appropriate by the Department and Ashford University has not been provided with an Initial Program Review Report. When the Department issues a Final Program Review Determination (“FPRD”) and if the FPRD were to include significant findings of non-compliance, Ashford University could be required, subject to administrative review procedures, to pay a fine, return Title IV funds previously received, or be subjected to other administrative sanctions. While we cannot currently predict the final outcome of the Department reviews, any such adverse finding could damage the institution’s reputation in the industry and negatively impact enrollment, revenues, financial condition, cash flows and results of operations.
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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed with the SEC on November 5, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of September 30, 2014, and December 31, 2013; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) the Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2014; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.

November 5, 2014	/s/ DANIEL J. DEVINE
Daniel J. Devine Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)