Form 10-K
period 2014-12-31
Bridgepoint Education Inc
filed 2015-03-10
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s second fiscal quarter, was approximately $220.7 million, based on the closing price reported on such date by the New York Stock Exchange of the registrant’s common stock. Shares of common stock held by officers and directors and holders of 10% or more of the outstanding common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 4, 2015, the number of outstanding shares of the registrant’s common stock was 45,431,206.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement was filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

BRIDGEPOINT EDUCATION, INC.
FORM 10-K

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements may include, among others, statements regarding future events and the future financial and operating results of Bridgepoint Education, Inc. (the “Company,” “Bridgepoint,” “we,” “us” or “our”) including, without limitation, statements regarding:

•	Ashford University's operation of an accredited institution subject to the requirements of the California Bureau for Private Postsecondary Education (“BPPE”);

•	our ability to comply with changing regulatory requirements;

•	expectations regarding financial position, results of operations, liquidity and enrollment at our institutions;

•	projections, predictions, expectations, estimates or forecasts as to our business, financial and operating results and future economic performance;

•	new initiatives focused on student success and academic quality;

•	changes in our student fee structure;

•	expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations;

•	expectations regarding investment in online and other advertising and capital expenditures;

•	our anticipated seasonal fluctuations in results of operations;

•	management's goals and objectives; and

•	other similar matters that are not historical facts.
Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in the future tense, identify forward-looking statements.
Forward-looking statements should not be interpreted as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and management's good faith belief as of that time with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•
the insufficiency of the measures taken by us to remediate the control deficiencies that constituted the previously identified material weaknesses in our internal controls, as discussed in Part II, Item 9A, “Controls and Procedures”;

•	the inability of Ashford University to comply with the additional reporting and disclosure obligations arising as a result of its operations as a BPPE-approved institution;

•	the inability of Ashford University to adequately resolve the findings and recommendations of the final audit report of the U.S. Department of Education's Office of Inspector General;

•	the imposition of fines or other corrective measures against our institutions;

•	adverse regulatory changes affecting our industry;

•
our failure to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act of 1965, as amended, and its regulations, state laws and regulatory requirements, and accrediting agency requirements;

•	our inability to continue to develop awareness among, and to recruit and retain, students;

•	competition in the postsecondary education market and its potential impact on our market share, recruiting costs and tuition rates;

•	reputational and other risks related to potential compliance audits, regulatory actions, negative publicity or service disruptions;

•	our inability to develop new programs or expand existing programs in a timely and cost-effective manner;

•	economic or other developments potentially impacting demand in our institutions' core disciplines or the availability or cost of Title IV or other funding;

•	the preceding and other factors discussed in Part I, Item 1A, “Risk Factors,” and in other reports we may file with the Securities and Exchange Commission from time to time; and

•	the factors set forth in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
All forward-looking statements in this report are qualified in their entirety by the cautionary statements included in this report, and you should not put undue reliance on any forward-looking statements. These forward-looking statements speak only as of the date of this report. We assume no obligation to update or revise any forward-looking statements contained herein to reflect actual results or any changes in our assumptions or expectations or any other factors affecting such forward-looking statements, except to the extent required by applicable securities laws. If we do update or revise one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I
Item 1. Business.
BUSINESS
Overview
We are a provider of postsecondary education services. We believe that our academic institutions, Ashford University® and University of the RockiesSM, embody the contemporary college experience. Our institutions deliver programs primarily online, as well as at their traditional campuses. Our institutions had a total of 55,823 students enrolled as of December 31, 2014.
Our institutions' delivery models, weekly start dates, commitment to affordability and transferability of credits make their programs highly accessible. Our institutions' online platform has been designed to deliver a quality educational experience while offering the flexibility and convenience that many students require, particularly working adults. Our institutions are committed to providing a high-quality educational experience to their students. Our institutions have a comprehensive curriculum development process and employ qualified faculty members with significant academic and practitioner credentials. Our institutions conduct ongoing faculty and student assessment processes and provide a broad array of student services.
We are also focused on developing innovative new technologies to improve the way students learn, through technologies such as Constellation™, Waypoint Outcomes® and our institutions' mobile learning platforms.
Ashford University. In March 2005, we acquired The Franciscan University of the Prairies, located in Clinton, Iowa, and renamed it Ashford University. The mission of Ashford University is to provide accessible, affordable, innovative, high-quality learning opportunities and degree programs that meet the diverse needs of individuals pursuing integrity in their lives, professions and communities. The institution offers associate's, bachelor's and master's degree programs online, as well as bachelor's degree programs at its campus in Clinton, Iowa. Ashford University is comprised of four colleges: the Forbes™ School of Business, the College of Education, the College of Health, Human Services and Sciences, and the College of Liberal Arts. We believe Ashford University is helping to define the modern college experience by combining the heritage of a traditional campus with the flexibility and effectiveness of online learning. Ashford University continues to invest in enhancing the physical infrastructure of its campus.
Ashford University is accredited by WASC Senior College and University Commission (“WSCUC”), formerly referred to as WASC. For more information about Ashford University's accreditation, see the section entitled “Regulation - Accreditation” below. Ashford University also maintains a website at www.ashford.edu, the contents of which are not incorporated by reference into, or in any way a part of, this report.
University of the Rockies. In September 2007, we acquired the Colorado School of Professional Psychology, located in Colorado Springs, Colorado, and renamed it University of the Rockies. The mission of University of the Rockies is to provide high-quality, accessible learning opportunities globally for diverse groups of individuals seeking preparation for life goals, professional practice, service and distinguished leadership. University of the Rockies is a graduate institution that offers master's and doctoral degree programs in the social and behavioral sciences. Classes at University of the Rockies are presented in a progressive online format, as well as at its campus in Denver, Colorado. Similar to Ashford University, most students at University of the Rockies attend via the institution's accessible online platform, which is also available through our mobile applications.
University of the Rockies is accredited by the Higher Learning Commission (“HLC”). For more information about University of the Rockies' accreditation, see the section entitled “Regulation - Accreditation” below. University of the Rockies also maintains a website at www.rockies.edu, the contents of which are not incorporated by reference into, or in any way a part of, this report.
Innovation and new technologies. Central to our ideal of enabling learning anytime, anywhere is the commitment to provide learning platforms and resources that make accessible learning a reality. These innovations include Constellation, Waypoint Outcomes and our mobile application technology.
Constellation is an innovative suite of interactive educational materials that increases both the educational quality and affordability of education for online students at Ashford University. We developed Constellation to replace third-party textbooks with digital course materials. Constellation materials are displayed in a proprietary, browser-based platform developed and owned by the Company. Constellation provides mobile access to students over the Internet as well as on a variety of devices, including web-enabled smartphones and tablet devices. Through Constellation, we were able to significantly decrease student costs and increase student accessibility and learning.
Waypoint Outcomes provides learning and assessment software to our institutions and to other education institutions nationwide. The software combines classic rubric grading scales with easy, efficient technology to help educators teach writing, critical thinking and cognitive skills. Its sophisticated grading palette frees teachers to focus on meaningful, personalized feedback for students by automating mundane and repetitive tasks.
Ashford University also utilizes mobile application technology that empowers students and faculty to connect to their learning environment via their mobile phones and tablet computers. These innovations have garnered significant interest within the academic community and have led to invitations for our personnel to speak at various academic conferences.
Sense of community. We believe that a strong sense of community is important to recruiting and retaining students and differentiating us from many other online providers. We encourage online students to follow activities on our institutions' campuses, including athletic teams, student clubs and student projects with our campuses' local communities. The athletic teams at Ashford University compete as members of the National Association of Intercollegiate Athletics.
All online student activity, including completing coursework and seeking support services, is initiated through each institution's homepage, which also highlights campus activities, including athletic and social events. Additionally, our institutions hold graduation ceremonies for both the campus-based and online students. As a result, students have the opportunity to become more connected to their fellow students and to develop a stronger connection with our institutions.
Enrollment
The following table summarizes enrollments at our institutions as of December 31, 2014, 2013 and 2012:

	December 31, 2014		December 31, 2013		December 31, 2012
Doctoral	870	1.6%	919	1.4%	874	1.1%
Master's	7,152	12.8%	8,377	13.2%	9,930	12.1%
Bachelor's	44,730	80.1%	49,634	78.0%	60,812	74.3%
Associate's	2,269	4.1%	4,182	6.6%	9,570	11.7%
Other*	802	1.4%	512	0.8%	624	0.8%
Total	55,823	100.0%	63,624	100.0%	81,810	100.0%
Ashford University Online	53,501	95.9%	60,910	95.6%	78,874	96.4%
Ashford University Campus	619	1.1%	796	1.3%	864	1.1%
University of the Rockies Online	1,580	2.8%	1,758	2.8%	1,917	2.3%
University of the Rockies Campus	123	0.2%	160	0.3%	155	0.2%
Total	55,823	100.0%	63,624	100.0%	81,810	100.0%
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
As of December 31, 2014, 70% of our institutions' online students were female, 53% identified themselves as minorities and the average age of online students was 36. Our institutions have online students from all 50 states and from the District of Columbia, as well as students from 38 different countries.
Graduation
As of December 31, 2014, more than 81,600 students have graduated, earning more than 90,500 individual degrees from our institutions since we acquired them. Total credits required to obtain a degree are consistent for online and campus-based programs: an associate's degree requires a minimum of 64 credits; a bachelor's degree requires a minimum of 120 credits; a master's degree typically requires a minimum of 30 additional credits at Ashford University and 33 additional credits at University of the Rockies; and a doctoral degree at University of the Rockies requires a minimum of 68 additional credits.

Many students have previously completed some postsecondary education and have credits that they would like to transfer to a new degree program. We believe students should receive credit for their prior work; accordingly, our institutions have worked closely with our accrediting agencies to obtain the right to accept a high level of transfer credits.
Tuition and Fees
Our institutions generally structure the tuition and fees for programs to be below Title IV loan limits and average grant awards, affording students who do not otherwise have the financial means to pursue an education the ability to gain access to our institutions' programs. We recognize that private loans are increasingly difficult to obtain, which can prevent academically qualified students from pursuing an education at institutions with higher tuition and fees. We believe that helping to remove the financial burden of obtaining incremental private loans while pursuing a postsecondary education not only permits more students to access our institutions' programs, but also enables students to focus more on their coursework and on program completion while in school.
The price of our institutions' courses varies based upon the number of credits per course (with most courses representing three credits), the degree level of the program and the discipline. For the 2014-2015 academic year (which began on July 1, 2014), the price per credit is $420 for undergraduate online courses and ranges from $548 to $1,082 for graduate online courses. Based on these per credit prices, the prices for a three-credit course are $1,260 for undergraduate online courses and range from $1,644 to $3,246 for graduate online courses. For the 2014-2015 academic year, Ashford University charges a fixed $8,250 “block tuition” for undergraduate campus-based students taking between 12 and 18 credits per semester. For campus-based students taking more than 18 credits, the cost is an additional $480 per credit. For part time, campus-based students taking 11 credits or less, the cost is $480 per credit. We anticipate a tuition increase of 2.4% for undergraduate online students at Ashford University for courses beginning on April 1, 2015.
Revenue realized from tuition is reduced by the amount of scholarships awarded to students. For the years ended December 31, 2014, 2013 and 2012, we recorded institutional scholarships of $105.1 million, $113.5 million and $124.7 million, respectively, to students of our institutions.
Student Financing
Students finance their education at our institutions through a combination of the following financing options:
Title IV programs
If a student attends any institution certified as Title IV eligible by the U.S. Department of Education (the “Department”), and meets applicable student eligibility standards, that student may receive grants or loans to help fund their education under programs provided for by Title IV (“Title IV”) of the Higher Education Act of 1965, as amended (the “Higher Education Act”). An institution participating in federal student financial aid programs authorized by Title IV (“Title IV programs”) must ensure that all program funds are accounted for and disbursed properly. To continue receiving program funds, students must demonstrate satisfactory academic progress toward the completion of their program of study.
In the years ended December 31, 2014, 2013 and 2012, Ashford University derived 83.4%, 85.6% and 86.4%, respectively, and University of the Rockies derived 88.3%, 87.6% and 87.3%, respectively, of their revenues (in each case calculated in accordance with applicable Department regulations) from students who participate in Title IV programs administered by the Department.
Federal Direct Loans. The Federal Direct Loan Program consists of two types of loans: Stafford loans, which are either subsidized or unsubsidized, and PLUS loans, which are made available to graduate and professional students, as well as parents of dependent undergraduate students.
With a Direct Subsidized Loan, the federal government pays the interest on the loan while the student is in school and during grace periods and any approved periods of deferment, until the student's obligation to repay the loan begins. Direct Unsubsidized Loans are not based on financial need, and are available to students who do not qualify for a Direct Subsidized Loan, or in some cases, in addition to a Direct Subsidized Loan. Loan funds are paid to our institutions, which in turn credit the student's account for tuition and fees and disburse any amounts in excess of tuition and fees to the student. The Budget Control Act of 2011 provided that for loan periods beginning on or after July 1, 2012, graduate and professional students are no longer eligible to receive Direct Subsidized Loans; however, graduate and professional students remain eligible for Direct Unsubsidized Loans. The Consolidated Appropriations Act of 2012 temporarily eliminated the interest subsidy provided on Direct Subsidized Loans during the six-month grace periods provided to students who are no longer enrolled on at least a half-time basis, effective for new Direct Subsidized Loans for which the first disbursement is made on or after July 1, 2012 and before July 1, 2014.

On July 6, 2012, President Obama signed into law the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which provided a one-year extension of the 3.4% interest rate that applied to Direct Subsidized Loans made to undergraduate students for loans first disbursed on or after July 1, 2012 and before July 1, 2013. MAP-21 added a new provision that limits a first-time borrower’s eligibility for Direct Subsidized Loans on or after July 1, 2013 to a period not to exceed 150% of the length of the borrower’s program. The law also provides that a borrower who reaches the 150% limit on or after July 1, 2013 becomes ineligible for interest subsidy benefits on all Direct Subsidized Loans.
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
On August 9, 2013, President Obama signed into law the Bipartisan Student Loan Certainty Act of 2013, which amended the Direct Loan interest rate section of the Higher Education Act. Under the law, interest rates will be established each year for Direct Subsidized, Direct Unsubsidized, and PLUS loans for which the first disbursement is on or after July 1 of that year through the following June 30. The interest rate, once established, will be fixed and apply for the life of the loan. With respect to loans for which the first disbursement is on or after July 1, 2014 but before July 1, 2015, the interests rates are: (i) 4.66% for Direct Subsidized Loans and Direct Unsubsidized Loans for undergraduate students; (ii) 6.21% for Direct Unsubsidized Loans for graduate/professional students; and (iii) 7.21% for PLUS loans.
Pell. Under the Pell Grant Program, the Department makes grants to undergraduate students who demonstrate financial need. Under the August 2008 reauthorization of the Higher Education Act, students were able to receive Pell Grant funds for attendance on a year-round basis, and could potentially receive more in a given year than the traditionally defined maximum annual amount. However, the U.S. Department of Defense and Full-Year Continuing Appropriations Act of 2011 permanently repealed, effective with the 2011-2012 award year, the Pell Grant provision that provided an otherwise eligible student with more than one Pell Grant in an award year. The Consolidated Appropriations Act of 2012 preserved the maximum Pell Grant at $5,550 for the 2012-2013 award year, but changed the program's eligibility criteria. Beginning with the 2012-2013 award year, a student's eligibility to receive a Pell Grant has been reduced from 18 semesters (or its equivalent) to 12 semesters (or its equivalent). The funding for Labor, Health and Human Services, and Education appropriations is part of the Consolidated Appropriations Act, 2014, which was signed into law by President Obama on January 17, 2014 and provides for full funding for Pell Grant award year 2014-2015 of $5,730.
Federal Work-Study Program. Under the Federal Work-Study Program (“FWS”), federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students who demonstrate financial need to help meet the costs of a postsecondary education. An institution must make FWS jobs reasonably available to all eligible students. To the maximum extent possible, an institution must provide FWS jobs that complement and reinforce each recipient’s educational program or career goals. An FWS student may be employed on campus or may be employed off-campus by federal, state, or local public agencies or certain private or for-profit organizations. The Consolidated Appropriations Act, 2014 increased FWS funding for the 2014 federal fiscal year.
Non-Title IV funding sources
Other funding sources consist of cash, private loans, state grants, corporate reimbursement, military benefits and institutional loans. In the years ended December 31, 2014, 2013 and 2012, Ashford University derived 16.6%, 14.4% and 13.6%, respectively, and University of the Rockies derived 11.7%, 12.4% and 12.7%, respectively, of their revenues (in each case calculated in accordance with applicable Department regulations) from these other funding sources.
Financial aid processing
Our institutions have engaged Xerox Business Solutions (“XBS”) to provide call center and transactional processing services for the online financial aid student populations at our institutions, including services related to disbursement eligibility review and Title IV fund returns. We believe the engagement of XBS centralizes these processing services to improve student financing outcomes, and enhances efforts to comply with Title IV rules and regulations. If the engagement with XBS were terminated, we would handle these processing services using our own resources or engage another third-party vendor.
Curricula and Scheduling
Our institutions are committed to providing their students with a rigorous and rewarding academic experience that gives them the knowledge and experience necessary to be contributors, educators and leaders in their chosen professions. Our institutions seek to maintain a high level of quality in curriculum, faculty and student support services, all of which contribute to the overall student experience. Curriculum is reviewed annually to ensure that content is refined and updated as necessary. Our institutions provide extensive student support services, including academic, administrative and technology support, to help maximize the success of their students. Additionally, our institutions monitor the success of their educational delivery processes through periodic faculty and student assessments. Our institutions believe their commitment to quality is evident in the satisfaction and demonstrated proficiency of their students, which is measured at the completion of every course.
As of December 31, 2014, our institutions offered approximately 1,580 courses, 80 degree programs and 150 specializations. Specialization areas are comprised of a select number of courses within an existing program that supplement that program's required courses. Specialization areas focus on one area of study and may also be offered under the designation of concentration, endorsement or track. Our institutions offer programs and specialization areas through Ashford University's four colleges, the Forbes School of Business, the College of Education, the College of Health, Human Services and Science, and the College of Liberal Arts, and through University of the Rockies' two schools, the School of Organizational Leadership and the School of Professional Psychology.
Our institutions' online courses are offered with weekly start dates throughout the year, except for two weeks total in late December and early January. Courses typically run five to six weeks and all courses are offered in an asynchronous format so students can complete their coursework as their schedule permits. Online students typically enroll in one course at a time. This focused approach to learning allows the student to engage fully in each course.
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
Program Development
Our institutions design their academic offerings to meet the needs of a broad cross-section of prospective students. In addition to adding programs in high-demand disciplines, our institutions intend to enhance their programs through the addition of more specializations in the future. Specializations are used to create an offering that is tailored to the specific objectives of a student population and, therefore, is more attractive to potential students interested in a particular program. As a result, the addition of specializations represents a cost-effective way to both expand our market and further enhance the differentiation of our institutions' programs in that market. Additionally, our institutions intend to expand the portfolio of their master's and doctoral degree programs, consistent with our commitment to a quality academic offering, and to pursue increased graduate student enrollments because we believe graduate students represent an attractive segment of the market.
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
Once a program is selected for development, one or more subject matter experts are assigned to work with curriculum development staff to define measurable program-level student learning objectives. Each course in a program is designed to include learning activities that address the program objectives, foster student engagement and assess learning outcomes. All courses undergo extensive internal and external third-party quality assurance reviews before they are offered to students. A new program is reviewed for approval through the appropriate governance structures. Following approval, an online program is conformed to the standards of our online learning management system and the marketing department creates a marketing plan for the program. In most cases, the time frame to identify, develop and approve a new program is approximately six months.

Assessment
Each of our institutions have developed and implemented a comprehensive assessment plan focused on student learning and effective instruction. The plans stipulate assessment of learning outcomes at the course, program and institutional levels. Learning outcomes are unique to each institution and demonstrate the skills that graduates should be able to demonstrate upon completion of their respective program. With the assistance of our dedicated assessment team, our institutions' faculty routinely evaluates and revises courses and learning resources based upon outcomes and institutional research data. Using direct and indirect measurements, student performance is assessed on an ongoing basis to ensure student success.
We utilize Waypoint Outcomes, our proprietary assessment platform, which is an innovative, web-based assessment system of interactive rubrics, to gather data from specific learning activities. Data results from Waypoint Outcomes are shared with the student and are also accessible by the faculty and program administrators.
In addition to course and program assessments, faculty instructional performance is continuously assessed by the institutional deans and instructional specialists and by results of student surveys at the completion of each course. The results of all of our assessment practices are reviewed by an assessment team, including faculty, and, based on their conclusions, recommendations may be made to add to or modify our institutions' programs.
Branding and Marketing
We have invested significant resources in developing processes and implementing technologies that allow us to effectively identify, recruit and retain qualified students. We develop and participate in various marketing activities to generate leads for prospective students and to build the Bridgepoint Education, Ashford University and University of the Rockies brands. For our institutions' online student population, we align ourselves with working adults, many of whom have already completed some postsecondary courses and are seeking an accessible, affordable education from a quality institution. The admissions policies that require the minimum age of 22 for online students at Ashford University are focused on attracting more mature students with a greater commitment to completing their degrees. The Ashford University campus attracts traditional college students, typically between the ages of 18 and 24.
Our branding campaign has utilized both TV and digital channels to communicate the Ashford University message. Additionally, leads are generated from online sources, with the main source of leads being third-party online lead aggregators. We also purchase keywords from search providers to generate online leads directly, rather than acquiring them through aggregators. Additionally, we have a team internally who focuses on generating online leads through search engine optimization techniques.
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
All leads are managed through our proprietary customer relations management system (“CRM”), which directs a lead for a prospective student to a recruiting team and assigns an admissions counselor within that team to serve as the primary liaison for that prospective student. Once contact with a prospective student is established, admissions counselors, along with the academic and financial service advisors, begin an assessment process to determine if our institutions' program offerings match the student's needs and objectives. Additionally, admissions counselors communicate other criteria, including expected duration and cost of the programs, to prospective students. Through our proprietary systems, admissions counselors are able to generate a comparison of tuition levels across our competitors in order for prospective students to make more informed decisions.
Each admissions counselor goes through a comprehensive training program that addresses our institutions' academic offerings, financial aid options and the regulatory environment in which we operate, including the restrictions that regulations impose on the admissions process. We place significant emphasis on regulatory requirements and demand an environment of strict compliance.
Military and corporate channel relationships are developed and managed by channel development teams. Our military development specialists and corporate liaisons work with representatives in these organizations to demonstrate the quality, impact and value that our institutions' programs can provide to individuals in the organizations, as well as to the organizations themselves. We believe our institutions' educational offerings are attractive to potential students in these markets. Military students may frequently change locations or may seek to complete a program intermittently over the course of several years. As of December 31, 2014, approximately 26.9% of our institutions' students were affiliated with the military, being either service members, veterans or their spouses. In the corporate channel, employers value our institutions' traditional campus heritage, while our institutions' affordability allows employer tuition reimbursement to be used more efficiently.
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
Providing a superior learning experience to every student is a key component in retaining students at our institutions. We feel that our team-based approach to recruitment and the robust student services we provide enhance retention because of each student's interaction with their team and the accountability inherent in the team structure. We also incorporate a systematic approach to contacting students at key milestones during their experience at our institutions, providing encouragement and highlighting their progress. Additional contact points include quarterly updates on the school and campus life. There are frequent personal interactions between academic advisors and students, which we view as a key component to our retention strategy. Additionally, we employ a retention committee that monitors performance metrics and other key data to analyze student retention rates, as well as the causes and potential risks for student drops. Also, our dispute resolution department serves as a neutral third party for students to raise any concerns or complaints. Such concerns and complaints are then elevated to the appropriate department so we may proactively address certain issues potentially affecting retention.
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
During the fourth quarter of 2012, Ashford University implemented the “Ashford Promise.” This initiative allows an individual to experience the first three weeks of his or her first class before incurring any financial obligation. At any time during these first three weeks, those individuals who do not demonstrate satisfactory academic progress, or those who simply opt out, will not be admitted as students into the University. Such individuals will not be responsible for any tuition or fees, and therefore will not incur any debt. We believe that the Ashford Promise initiative will help increase student retention while reducing the financial risk of the student.
Technology
We have created a scalable technology system that is secure, reliable and redundant and permits our institutions' courses and support services to be offered online.
Online course delivery and management
We use the eCollege online learning platform provided by Pearson eCollege (“eCollege”), a third-party software and services provider, as our online platform. The platform provides an online learning management system and provides for the storage, management and delivery of course content. The platform includes collaborative spaces for student communication and participation with other students and faculty, grade and attendance management for faculty and assessment capabilities to assist us in maintaining quality. eCollege hosts the software for us in its data center to allow us to efficiently scale the applications to meet the needs of our institutions' student populations. Access to our systems is provided through student portals, an extension of our institutions' respective websites. These portals are dynamic destinations for students to securely access personal information and services and also serve as vehicles for student communications, activities and student support services.
Internal administration
Ashford University utilizes a CRM application from Campus Management Corp., for lead management, workflow, analytics, reporting, and a complete view of our students. This tool enables Ashford University to view the entire student history from the lead to graduation, individually or in cohorts, and to respond appropriately. University of the Rockies utilizes an internally developed proprietary CRM system for lead management, document management, workflow, analytics and reporting. Both institutions utilize online application portals to accept, integrate and process student applications.
Both institutions utilize CampusVue, a student information system provided by Campus Management Corp., to manage student data (including grades, attendance, status and financial aid) and to generate periodic management reports. This system interfaces with our online learning management system provided by eCollege.
Constellation
Constellation is our proprietary learning platform that takes the best features of traditional textbooks and combines them with the best features of the Internet to create a premium student experience. Constellation gives students access to their digital course materials across platforms without sacrificing time-tested studying tools like highlighting and note taking. Constellation includes customized content geared to our institutions' courses and students, combined with a robust set of features that make course materials engaging and accessible to students of various learning styles and abilities. Constellation is cloud-based and is compatible across operating systems, browsers and mobile technologies. We have developed Constellation-enabled courses primarily in core classes to attempt to reach as many students as possible. We plan to continually expand the features of Constellation in future releases.
The editorial team for Constellation consists of editors with extensive experience at leading textbook publishing firms. Highly qualified subject matter experts are recruited to author content that addresses course and institutional outcomes. Constellation digital texts are organized around our institutions' accelerated courses. As of December 31, 2014, approximately 84% of our institutions' students had taken a Constellation-enabled course. As of December 31, 2014, we had more than 150 Constellation titles available.
Mobile application technology
Each of our institutions offers mobile applications compatible with most mobile phones and tablet computers in order to increase the accessibility of the student learning experience. The applications enable students to use their mobile device to contact support staff, complete discussion posts and review important information regarding their academic status. We have received positive feedback from students indicating that these mobile applications further their learning experience, and we have incorporated feedback received into the periodic updates to these mobile applications.
Employees
As of December 31, 2014, our institutions had approximately 260 full-time faculty members and approximately 4,200 adjunct faculty members. Adjunct faculty are part-time employees engaged on a course-by-course basis and are compensated based upon a fixed amount per course, which varies among faculty members based on each individual's experience and background. In addition to teaching assignments, adjunct faculty may also be asked to serve on student committees, such as comprehensive examination and dissertation committees, or assist with course development.
As of December 31, 2014, the Company also employed almost 3,200 combined non-faculty staff in the areas of university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us.
Competition
The postsecondary education market is highly fragmented and competitive, with no private or public institution representing a significant market share. Our institutions compete primarily with public and private degree-granting regionally accredited colleges and universities. Many colleges and universities enroll working adults, in addition to traditional 18 to 24 year-old students. In addition, many of those colleges and universities offer a variety of distance education and online initiatives.

We believe that the competitive factors in the postsecondary education market include the reputation of the college or university among students and employers, the number of qualified and experienced faculty, the program costs, the relevant and accredited program offerings, the regulatory approvals, the convenient, flexible and dependable access to programs and classes, the relative marketing and selling effectiveness, the time necessary to earn a degree, and the level of student support services.
We do expect to encounter increased competition as a result of new entrants to the online education market, including traditional colleges and universities that had not previously offered online education programs.
Intellectual Property
We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements with employees and third parties to protect our intellectual property rights. We have trademark and service mark registrations and pending applications for additional registrations in the United States and select foreign jurisdictions. We also own the domain name rights for our institutions, as well as other words and phrases important to our business. On December 2, 2014, we were issued U.S. Patent No. 8,903,783 for a new invention called System and Method for Publishing and Displaying Digital Materials, and we have applied for additional domestic and international patents for certain technology developed by us. We also have registered copyrights for exemplary business course materials. In many instances, our institutions' course content is produced by faculty and other content experts under work-for-hire agreements pursuant to which we own the course content in return for a fixed development fee. In certain limited cases, course content is licensed from third parties on a royalty fee basis.
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
Financial Information about Segments and Geographic Areas
We operate our business in one reportable segment, and we have no foreign operations or assets located outside of the United States. For information about our revenues from external customers, measures of profits and losses and total assets, see our annual consolidated financial statements, which are included elsewhere in this report.
Additional Information
We were incorporated in Delaware in May 1999 under the name TeleUniversity, Inc. and we changed our name to Bridgepoint Education, Inc. in February 2004. Our website is located at www.bridgepointeducation.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form
8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The website for the SEC is located at www.sec.gov. The reference to our website is intended to be an inactive textual reference and the contents of our website are not incorporated by reference into, or in any way a part of, this report.

REGULATION
Ashford University and University of the Rockies are accredited institutions of higher education which are subject to extensive regulation by a variety of agencies. These agencies include WASC Senior College and University Commission (“WSCUC”), the agency that accredits Ashford University, and the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”), the agency that accredits University of the Rockies. Accrediting agencies provide an independent assessment of educational quality. Our institutions are also subject to regulation by educational licensing authorities in states where our institutions are physically located or conduct certain operations. We are also subject to regulation by the U.S. Department of Education (the “Department”) due to our participation in federal student financial aid programs (“Title IV programs”) authorized by Title IV (“Title IV”) of the Higher Education Act of 1965, as amended (“Higher Education Act”). To participate in Title IV programs, a school must maintain authorization by the state education agency or agencies where it is physically located, be accredited by an accrediting agency recognized by the Department and be certified by the Department as an eligible institution. Institutions that participate in the Title IV programs are subject to an extensive set of laws and regulations. The laws, regulations and standards of WSCUC, HLC, the Department and state agencies affect the vast majority of our institutions' operations.
Accreditation
From 1950 until being institutionally accredited by WSCUC in December 2013, Ashford University was accredited by HLC. University of the Rockies has been institutionally accredited since 2003 by HLC. WSCUC and HLC are two of six regional accrediting agencies that accredit colleges and universities in the United States. Most traditional, public and private non-profit, degree-granting colleges and universities are accredited by one of these six agencies.
Accreditation by WSCUC and HLC is recognized by the Department and by prospective students as a reliable indicator of educational quality. Accreditation is a private, non-governmental process for evaluating the quality of an educational institution and its programs and an institution's effectiveness in carrying out its mission in areas including integrity, student performance, curriculum, educational effectiveness, faculty, physical resources, administrative capability and resources, financial stability and governance. To be recognized by the Department, an accrediting agency, among other things, must adopt specific standards to be maintained by educational institutions, conduct peer-review evaluations of institutions' compliance with those standards, monitor compliance through periodic institutional reporting and the periodic renewal process and publicly designate those institutions that meet the agency's criteria. An accredited institution is subject to periodic review by its accrediting agency to determine whether it continues to meet the performance, integrity, quality and other standards required for accreditation. An institution that is determined not to meet the standards of accreditation may have its accreditation revoked or not renewed.
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
Evaluations and renewals of accreditation
In 2003, University of the Rockies was granted its initial accreditation from HLC for a period of five years. Its accreditation was then renewed by HLC in 2008 for a period of seven years. In September and October of 2014, HLC conducted a previously scheduled comprehensive evaluation visit at University of the Rockies in order for the University to seek reaffirmation of its accreditation by HLC. On February 3, 2015, University of the Rockies received a letter from HLC stating that the Institutional Actions Council of HLC continued the accreditation of the university, with the next Reaffirmation of Accreditation in 2024-25.

On July 10, 2013, WSCUC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. In December 2013, Ashford University effected its transition to WSCUC accreditation and designated its San Diego, California facilities as its main campus and its Clinton, Iowa campus as an additional location. As part of a continuing WSCUC monitoring process, Ashford University will host a visiting team from WSCUC in a special visit in April 2015. WSCUC also performs Mid-Cycle Reviews of its accredited institutions near the midpoint of their periods of accreditation, as required by the Department. The purpose of the Mid-Cycle Review is to identify problems with an institution’s or program’s continued compliance with agency standards while taking into account institutional or program strengths and stability. The Mid-Cycle Review report will focus particularly on student achievement, including indicators of educational effectiveness, retention and graduation data.
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
On October 22, 2014, BPPE notified Ashford University that it had been identified for a compliance inspection of statutory and regulatory requirements. The university submitted documents for review in November 2014 and underwent an onsite compliance inspection on December 16, 2014. No issues of noncompliance were noted in connection with the inspection.
Negotiated Rulemaking and Other Executive Action
The Department held Program Integrity and Improvement negotiated rulemaking sessions in February, March, April and May, 2014, that focused on topics including, but not limited to, cash management of Title IV program funds, state authorization for programs offering distance or correspondence education, credit and clock hour conversions, the retaking of coursework, and the definition of “adverse credit” for PLUS loan borrowers. No consensus resulted from the rulemaking sessions. As a result, the Department had discretion to propose Program Integrity regulations in these areas.
On August 8, 2014, the Department published a Notice of Proposed Rulemaking proposing new regulations regarding the federal Direct PLUS loan program. The final regulations, which are effective July 1, 2015, update the standard for determining if a potential parent or student borrower has an adverse credit history for purposes of eligibility for a PLUS loan. Specifically, the regulations revise the definition of “adverse credit history” and require that parents and students who have an adverse credit history, but who are approved for a PLUS loan on the basis of extenuating circumstances or who obtain an endorser for the PLUS loan, must receive loan counseling before receiving the loan.
Three negotiated rulemaking sessions between January and March of 2014 resulted in draft regulations to enact changes to the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”) required by the enactment of the Violence Against Women Act (“VAWA”). The Department published final regulations in the Federal Register on Monday, October 20, 2014, effective July 1, 2015. The Department issued a Dear Colleague Letter on July 14, 2014 and confirmed that it expects institutions to make a good faith effort to comply with the statutory requirements in the interim. Among other things, VAWA requires institutions to compile statistics for additional incidents to those currently required by the Clery Act and include certain policies, procedures and programs pertaining to these incidents in annual security reports.
On September 3, 2014, the Department published a notice in the Federal Register to announce its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the William D. Ford Federal Direct Loan Program authorized by the Higher Education Act. This notice announced two public hearings at which interested parties may comment on the topics suggested by the Department and suggest additional topics for consideration for action by the negotiated rulemaking committee.
On October 30, 2014, the Obama administration announced that the Department will lead an effort to formalize an interagency task force to conduct oversight of for-profit institutions of higher education, especially regarding alleged unfair, deceptive, and abusive policies and practices. The task force will include the Departments of Justice, Treasury and Veterans Affairs, as well as the Consumer Financial Protection Bureau, Federal Trade Commission, the Securities and Exchange Commission, and state Attorneys General. The stated purpose of the task force is to “coordinate...activities and promote information sharing to protect students from unfair, deceptive, and abusive policies and practices.”
On December 19, 2014, the Department published a notice in the Federal Register announcing its intention to establish a negotiated rulemaking committee to (i) prepare proposed regulations to establish a new Pay as You Earn repayment plan for those not covered by the existing Pay as you Earn Repayment Plan in the Federal Direct Loan Program and (ii) establish procedures for Federal Family Education Loan Program (“FFEL Program”) holders to use to identify U.S. military service members who may be eligible for a lower interest rate on their FFEL Program loans under Section 527 of the Service Members Civil Relief Act. The notice sets a schedule for the committee meetings and requests nominations for individual negotiators to serve on the negotiating committee.
Authorization by U.S. Congress of Title IV Programs
The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program through the budget and appropriations process. In 2008, the Higher Education Act was reauthorized through September 2014, and the House Education and the Workforce Committee is currently working to reauthorize the Higher Education Act. The U.S. Congress may propose and pass revisions to the Higher Education Act between reauthorizations, by using other legislative vehicles such as budget bills and appropriations bills.
For example, as the federal Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a potential target for reduction as the U.S. Congress addresses unprecedented budget deficits. Under the Pell Grant program, the Department of Education makes grants to undergraduate students who demonstrate financial need. On December 23, 2011, the Consolidated Appropriations Act, 2012, among other provisions, eliminated federal student aid eligibility, with some exceptions, for ability-to-benefit students who first enroll on or after July 1, 2013. The same law limited Pell Grant eligibility to 12 semesters or equivalent, a provision that went into effect for all students beginning with the 2012-2013 award year.
Subsidized Stafford loans are also a potential target for reduction. Subsidized Stafford loans are federally guaranteed loans based on financial need. Interest does not accrue on subsidized Stafford loans while a student is in school at least half time, or during any future grace or deferment periods; the federal government pays the interest on such loans during these times. However, under the Budget Control Act of 2011, all subsidized Stafford loans were eliminated for graduate and professional students, who are now only eligible for unsubsidized Stafford loans.
With the enactment of the Consolidated Appropriations Act, 2012, the payment of the interest subsidy to students receiving subsidized Stafford loans during the six-month grace period by the federal government was eliminated from July 1, 2012 through June 30, 2014. In addition, when the Moving Ahead for Progress in the 21st Century Act was enacted to extend the 3.4% interest rate for subsidized Stafford loans for loans first disbursed on or after July 1, 2012 through June 30, 2013, another limitation on subsidized Stafford loans was established. For new borrowers on or after July 1, 2013, borrowers will no longer be eligible for subsidized Stafford loans when the borrower reaches 150% of the published length of the borrower’s program. Moreover, if the borrower continues enrolling in the program beyond the 150% point of the same or a different program, or a shorter program, the borrower will be responsible for any interest that accrues on subsidized Stafford loans.
Additionally, there has been increased focus by some in the U.S. Congress on the role that for-profit educational institutions play in higher education. In particular, the Health, Education, Labor and Pensions Committee of the U.S. Senate (“HELP Committee”) held a series of hearings regarding the for-profit education sector and Title IV programs, including a March 2011 hearing specifically entitled “Bridgepoint Education, Inc.: A Case Study in For-Profit Education and Oversight.” The hearings, and those of other Congressional committees, have focused on various aspects of the for-profit education sector including student debt, recruitment practices, educational quality, student outcomes, the effectiveness of accrediting bodies, and the amount of Title IV funding received by the for-profit education sector.
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

Certain members of Congress have proposed legislation that could have an adverse impact on our institutions. For example, Senators Dick Durbin (D-IL), Jack Reed (D-RI), Elizabeth Warren (D-MA), and Barbara Boxer (D-CA) introduced the Protect Student Borrowers Act, which would assess penalties against institutions if their cohort default rate exceeds 15 percent. A bill introduced by the late Senator Frank Lautenberg (D-NJ) and Senator Tom Harkin (D-IA), titled the Student First Act, would require Department of Education program reviews of institutions engaging in “risky” behavior, such as serial forbearance and default rate manipulation, spending more than 20 percent of revenue on recruiting and marketing, and deriving more than 85 percent of revenue from federal student aid sources. Senator Kay Hagan (D-NC) introduced the Protecting Financial Aid for Students and Taxpayers Act, which would prohibit institutions from using revenues derived from federal educational assistance funds for advertising, marketing, or recruiting. While these bills did not pass during the session in which they were introduced, they may be reintroduced or similar legislation may be proposed, or they may serve as a basis of discussion during the reauthorization of the Higher Education Act.
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
An institution must periodically seek recertification from the Department to continue to participate in Title IV programs and may, in certain circumstances, be subject to review by the Department prior to seeking recertification. The current certification for University of the Rockies is scheduled to expire on June 30, 2016. Ashford University is provisionally certified until September 30, 2016. The Department typically places an institution on provisional certification following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including but not limited to failure to comply with certain standards of administrative capability or financial responsibility. During the time when an institution is provisionally certified, it may be subject to adverse action with fewer due process rights than those afforded to other institutions and must apply for and receive approval from the Department for substantial change, which includes, but is not limited to, the establishment of an additional location, an increase in the level of academic offerings, or the addition of any nondegree or short-term training programs. However, provisional certification does not otherwise limit an institution's access to Title IV funds.
The 90/10 rule
Under the Higher Education Act, a for-profit institution loses its eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues (calculated in accordance with applicable Department regulations) from Title IV program funds for two consecutive fiscal years. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single year will be placed on provisional certification and may be subject to other enforcement measures. In the years ended December 31, 2014, 2013 and 2012, Ashford University derived 83.4%, 85.6% and 86.4%, respectively, and University of the Rockies derived 88.3%, 87.6% and 87.3%, respectively, of their respective revenues (calculated in accordance with applicable Department regulations) from students who participate in Title IV funds.
Revenue derived from government tuition assistance for military personnel, including veterans, is considered not to be federal student aid for purposes of the 90/10 calculation, and accordingly helps our institutions satisfy the 90/10 rule. As of December 31, 2014, approximately 26.9% of our institutions' students were affiliated with the military, some of whom are eligible to receive tuition assistance from the government which they may use to pursue postsecondary degrees.
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
Qui tam complaints against us and our institutions were unsealed in December 2012 and January 2013. These complaints allege, among other things, that our institutions violated the Federal False Claims Act by falsely certifying to the Department that Ashford University and University of the Rockies, in the case of the qui tam unsealed in 2012, and Ashford University, in the case of the qui tam unsealed in 2013, were in compliance with the prior regulations regarding the payment of incentive compensation to enrollment personnel in connection with the institutions' participation in student financial aid programs. The U.S. Department of Justice has declined to intervene in the qui tam complaints. For more information regarding claims and lawsuits, see Part I, Item 3, “Legal Proceedings.”
Cohort default rate
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
For each federal fiscal year, the Department calculates a rate of student defaults over a three-year measuring period for each educational institution. An institution may lose its eligibility to participate in the Direct Loan and Pell programs if, for each of the three most recent federal fiscal years, 30% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year.
The three-year cohort default rates for Ashford University for the 2011, 2010 and 2009 federal fiscal years, were 15.3%, 16.3% and 19.8%, respectively. The three-year cohort default rates for University of the Rockies for the 2011, 2010 and 2009 federal fiscal years, were 6.6%, 8.0% and 3.3%, respectively. The draft three-year cohort default rates for the 2012 federal fiscal year for Ashford University and the University of the Rockies were 15.5% and 4.5%, respectively.
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
Return of Title IV funds for students who withdraw
If a student who has received Title IV funds withdraws, the institution must determine the amount of Title IV program funds the student has earned, pursuant to applicable regulations. If the student withdraws during the first 60% of any payment period (which, for our undergraduate online students, typically is a 20-week term consisting of four five-week courses and, for our campus-based students, is a 16-week semester), the amount of Title IV funds that the student has earned is equal to a pro rata portion of the funds the student received or for which the student would otherwise be eligible for the payment period. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV funds received. If the student has not earned all of the Title IV funds disbursed, the institution must return the unearned funds to the appropriate lender or the Department in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If an institution's annual financial aid compliance audit in either of its two most recently completed fiscal years determines that 5% or more of such returns were not timely made, the institution may be required to submit a letter of credit in favor of the Department equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. For the year ended December 31, 2014, our institutions did not exceed the 5% threshold for late refunds sampled.
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
The regulations that were scheduled to take effect July 1, 2011 also provide that if an institution is offering postsecondary education through distance or correspondence education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to be legally offering postsecondary distance or correspondence education to students in that state. Additionally, upon request by the Department, an institution must be able to document that it has the applicable state approval. Although our institutions have a process for evaluating the compliance of their online educational programs with state requirements regarding distance and correspondence learning, and have experienced no significant restrictions on their educational activities to date as a result of such requirements, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. For more information, see “State Education Licensure and Regulation” below. Moreover, it is also unclear whether and to what extent state agencies may augment or change their regulations in this area as a result of new Department regulations and increased scrutiny. Any failure to comply with state requirements, or any new or modified regulations, could result in our inability to enroll students or receive Title IV funds for students in those states and could result in restrictions on growth and enrollments.
On June 5, 2012, the United States Court of Appeals for the District of Columbia Circuit vacated the new state authorization regulation with respect to distance and correspondence education. The Court affirmed a 2011 order of a Federal District Court in the District of Columbia vacating the regulation requiring an institution to meet state requirements in a state in which it has distance education students, but in which it is not physically located or otherwise subject to state jurisdiction. The Department subsequently issued a Dear Colleague Letter acknowledging the Court's decision and stating that the Department would not enforce the requirements of the regulation and commenting that institutions continue to be responsible for complying with all state laws as they relate to distance education. See “Regulation - Licensure by California BPPE” above for further discussion.
Ashford University has a campus that is physically located in Iowa. During the time period in which Ashford University was accredited by the Higher Learning Commission, the Iowa College Student Aid Commission (“ICSAC”) advised Ashford University that the institution was exempt from a requirement to register with the State of Iowa to offer postsecondary degree programs in Iowa by virtue of its accreditation by HLC. In anticipation of its transition to WSCUC accreditation, Ashford University applied for registration with ICSAC. In November 2011, ICSAC determined Ashford University met all requirements to offer postsecondary education in Iowa and approved the institution's registration in Iowa for a four-year period ending November 2015. However, in light of the findings and recommendations contained in the final audit report of the Department's Office of Inspector General (the “OIG”), ICSAC stated that it would immediately reconsider the institution's registration for possible revocation if the Department ruled to limit, suspend or terminate the institution's participation in Title IV programs. For more information about the OIG's final audit report, see “Regulation - Department Regulation of Title IV Programs - Compliance reviews, audits and reports” below.
University of the Rockies is located in the State of Colorado and has Full Authorization by the Colorado Commission on Higher Education. Such authorization may be lost or withdrawn if University of the Rockies fails to comply with requirements under Colorado statutes and rules for continued authorization.
Gainful employment
On October 31, 2014, the Department published new Gainful Employment regulations impacting programs required to prepare graduates for gainful employment in a recognized occupation. Almost all academic programs offered by Title IV-participating private sector institutions of higher education must prepare students for gainful employment in a recognized occupation. The new Gainful Employment regulations will be effective July 1, 2015.
The new Gainful Employment regulations have a framework with three components:

•	Certification: Institutions must certify that each of their gainful employment programs meet state and federal licensure, certification and accreditation requirements.

•	Accountability Measures: To maintain Title IV eligibility, gainful employment programs will be required to meet minimum standards for the debt burden versus the earnings of their graduates.

◦	Pass: Programs whose graduates have annual loan payments less than 8% of total earnings or less than 20% of discretionary earnings.

◦	Zone: Programs whose graduates have annual loan payments between 8% and 12% of total earnings or between 20% and 30% of discretionary earnings.

◦	Fail: Programs whose graduates have annual loan payments greater than 12% of total earnings and greater than 30% of discretionary earnings.
Programs that fail in two out of any three consecutive years or are in the Zone for four consecutive years will be disqualified from participation in the Title IV programs.

•
Transparency: Institutions will be required to make public disclosures regarding the performance and outcomes of their gainful employment programs. The disclosures will include information such as costs, earnings, debt and completion rates.

The accountability measures will typically weigh a calculated debt burden from graduates who completed their studies three and four years prior to the measuring academic year and earnings from the most recent calendar year prior to the conclusion of the measuring academic year. Thus for the 2014-2015 academic year, the cohort will include graduates from the 2010-2011 and 2011-2012 academic years and earnings for these graduates from calendar year 2014, which are not available at this time.
Because the information necessary to determine how its programs will fare under the accountability measures is not available at this time, we are unable to predict reliably the impact of the new Gainful Employment regulations in the future when they do become effective. The regulations contemplate a transition period in the first several years to afford institutions the opportunity to make changes to their programs and retain Title IV eligibility. We are using currently available data to evaluate whether certain programs are at risk of failing under the new requirements.
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
For the fiscal year ended December 31, 2013, the composite score calculated was 3.0, satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. We expect the consolidated composite score to be 2.7 for the year ended December 31, 2014. However, the consolidated calculation is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2014.
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

•
transferring an institution from the advance method or the heightened cash monitoring level one method of Title IV payment, each of which permit the institution to receive Title IV funds before or concurrently with disbursing them to students, to the heightened cash monitoring level two method of payment or to the reimbursement method of payment, each of which delay an institution's receipt of Title IV funds until student eligibility has been verified by the Department;

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

•
failing to grant an institution's application for renewal of its certification, or revocation of an institution's provisional certification, to participate in Title IV programs or imposing conditions on its participation in Title IV programs; or

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
The final audit report contained audit findings, in each case for the period July 1, 2006 through June 30, 2007 (award year 2006-2007), which are summarized as follows:

•
Finding 1 - The university designed a compensation plan for enrollment advisors that provided incentive payments based on success in securing enrollments and did not establish that its plan and practices qualified for the regulatory safe harbors.

•
Finding 2 - The university did not always perform return of Title IV aid calculations properly, resulting in the improper retention of a total of $29,036 of Title IV program funds for 38 students in the OIG's sample sets of 85 students.

•	Finding 3 - The university did not in all instances return Title IV program funds timely for Title IV students who withdrew or went on a leave of absence from school.

•	Finding 4 - The form formerly used by the university to obtain authorizations to retain student credit balances did not comply with applicable regulations.

•
Finding 5 -The university did not in all instances disburse Title IV program funds in accordance with applicable regulations or university policy because they were made prior to the students being eligible to receive them.

•	Finding 6 - The university did not in all instances maintain documentation to support online students' leaves of absence due to the lack of support for the start dates for 19 leaves of absence.
Each finding was accompanied by one or more recommendations to the Department's Office of Federal Student Aid (the “FSA”), as summarized below:

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
The Department periodically reviews institutions participating in Title IV programs for compliance with applicable laws and regulations. On July 25, 2012, the Department notified University of the Rockies that it had scheduled an on-site program review, which took place August 20, 2012 through August 24, 2012. In June 2013, University of the Rockies was provided with the Department’s Program Review Report and has filed a timely response. Following consideration of the response, the Department will issue a Final Program Review Determination letter (the “FPRD Letter”). If the FPRD Letter were to include findings of non-compliance, University of the Rockies could be required, subject to administrative review procedures, to pay a fine, return Title IV funds previously received, or be subjected to other administrative sanctions. On July 31, 2014, the Department notified Ashford University that it intended to conduct an ordinary course program review of Ashford University’s administration of Title IV programs in which the university participates. The review commenced on August 25, 2014. In November 2014, Ashford University was provided with the Department's Program Review Report and has responded to such initial report. Following consideration of the response, the Department will issue an FPRD Letter. If the FPRD Letter were to include findings of non-compliance, Ashford University could be required, subject to administrative review procedures, to pay a fine, return Title IV funds previously received, or be subjected to other administrative sanctions.
Adding teaching locations and implementing new educational programs
The requirements and standards of accrediting agencies, state education agencies and the Department limit our institutions' ability in certain instances to establish additional teaching locations or implement new educational programs. WSCUC, the HLC and state education agencies that may authorize or accredit our institutions or their programs generally require institutions to notify them in advance of adding certain new locations or implementing certain new programs, and upon notification may undertake a review of the quality of the facility or the program and the financial, academic and other qualifications of the institution. If an institution participating in Title IV programs plans to add a new location or educational program, the institution must apply under certain circumstances to the Department to have the additional location or educational program designated as within the scope of the institution's Title IV eligibility.
As previously discussed, Ashford University is provisionally certified for Title IV eligibility until September 30, 2016. During the time when an institution is provisionally certified, it must apply for and receive approval from the Department for any substantial change, which includes, but is not limited to, the establishment of an additional location, an increase in the level of academic offerings, or the addition of any nondegree or short-term training programs.
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
State Education Licensure and Regulation
California, Iowa and Colorado
Ashford University has designated its San Diego, California facilities as its main campus for Title IV purposes. The university submitted an Application for Approval to Operate an Accredited Institution to BPPE on September 10, 2013. See “Regulation - Licensure by California BPPE” above for further discussion.
Ashford University also has a campus located in Iowa. Ashford University is registered as a postsecondary school in the state of Iowa by ICSAC. To maintain its Iowa registration, the university must comply with applicable requirements under Iowa statutes and rules.
University of the Rockies' campus is located in Colorado. The university is authorized to operate by the Colorado Commission on Higher Education. To maintain its Colorado authorization, the university must comply with applicable requirements under Colorado statutes and rules.
The Higher Education Act requires Ashford University and University of Rockies to be legally authorized in the states in which they are physically located in order to participate in Title IV programs. Effective July 1, 2011, the Department regulations imposed new Title IV program requirements for an institution to be considered legally authorized by a state. Our failure to hold required authorizations in California, Iowa, or Colorado could cause Ashford University or University of the Rockies, as applicable, to lose their authorization to deliver educational programs and to grant degrees and other credentials and lose their eligibility to participate in Title IV programs. See “Department Regulation of Title IV Programs - State authorization” above.

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
Effective July 1, 2011, the Department regulations imposed new Title IV state authorization requirements for institutions that offer postsecondary education through distance education to students in states in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state. The regulations have been the subject of a federal court challenge and a subsequent announcement by the Department regarding their enforcement. See “Department Regulation of Title IV Programs - State authorization” above.
Consumer Financial Protection Bureau
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), created the Consumer Financial Protection Bureau (the “CFPB”), to implement various federal consumer financial laws, and granted direct supervisory authority to the CFPB over, among others, providers of private education loans as that term is defined in the Truth in Lending Act. Dodd-Frank also expands existing prohibitions against unfair or deceptive practices in the Federal Trade Commission Act to prohibit abusive practices. Ashford University and University of the Rockies offer institutional loans that may be deemed private education loans as defined in the Truth in Lending Act. As non-depository institution private educational loan lenders, Ashford University and University of the Rockies may be deemed covered persons under Dodd-Frank and subject to the CFPB's supervisory authority, which includes the authority to require reports and compliance examinations.
Department of Justice
On October 10, 2012, we received a letter from the U.S. Department of Justice, Civil Division, Commercial Litigation Branch (the “Justice Department”) informing us that the Justice Department was investigating the compensation of our admissions personnel. In November 2012, we met with the Justice Department in connection with their investigation. In December 2012 and January 2013, we were notified that the Justice Department had declined to intervene in two separate qui tam complaints filed by private relators under the Federal False Claims Act and unsealed on December 26, 2012 and January 2, 2013. For more information regarding claims and lawsuits, see Part I, Item 3, “Legal Proceedings.”
The Iran Threat Reduction and Syria Human Rights Act of 2012
In 2014, Endurance International Group (“EIG”) and Santander Asset Management Investment Holdings Limited, (“SAMIH”), engaged in certain activities that are subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act and which are disclosed in Exhibit 99.1 to this annual report. Affiliates of Warburg Pincus, LLC: (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of, EIG and SAMIH. We will be required to separately file, concurrently with this annual report, a notice that such activities have been disclosed in this annual report, which notice must also contain the information required by Section 13(r) of the Exchange Act.

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
Risks Related to Material Weaknesses In Internal Control Over Financial Reporting
We have remediated one of the two prior material weaknesses in our internal control over financial reporting. If our remedial measures are insufficient to address the remaining material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We have implemented measures and new controls throughout the year and have remediated the control deficiencies that constituted one of the two prior material weaknesses by implementing changes to our internal control over financial reporting. See also Part II, Item 9A, “Controls and Procedures.”
Although we believe we have completed the remediation process for one of the two material weaknesses, if our remedial measures are insufficient to address that material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results. In addition, if we are unable to successfully remediate the material weaknesses in our internal controls and if we are unable to produce accurate or timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.
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
Forms S-3 and S-4 permit eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering on Form S-1. The ability to register securities for resale may also be limited as a result of the loss of Form S-3 eligibility.
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
In the years ended December 31, 2014, 2013 and 2012, Ashford University derived 83.4%, 85.6% and 86.4%, respectively, and University of the Rockies derived 88.3%, 87.6% and 87.3%, respectively, of their revenues (in each case calculated in accordance with applicable regulations of the Department) from Title IV programs. If our institutions were to lose eligibility to participate in Title IV programs or were to have such participation substantially curtailed, enrollments, revenues, financial condition, cash flows and results of operations would be materially and adversely affected.
To participate in Title IV programs, an institution must be (i) legally authorized to operate in the state in which it is physically located, (ii) accredited by an accrediting agency recognized by the Department as a reliable indicator of educational quality, and (iii) certified as an eligible institution by the Department. As a result, we are subject to extensive regulation by state education agencies, our institutions' accrediting agencies and the Department. These regulatory requirements cover many aspects of our operations; they also restrict our ability to acquire or open new schools, add new or expand existing educational programs, change our corporate structure or ownership, and make other substantive changes. If one of our institutions fails to comply with these regulatory requirements, the Department could impose sanctions on that institution, including (depending on the nature of the noncompliance):

•
transferring an institution from the advance method or the heightened cash monitoring level one method of Title IV payment, which permit the institution to receive Title IV funds before or concurrently with disbursing them to students, to the heightened cash monitoring level two method of Title IV payment or to the reimbursement method of Title IV payment, which delay an institution's receipt of Title IV funds until student eligibility has been verified;

•	imposing monetary liability against the institution in an amount equal to any funds determined to have been improperly disbursed or not properly returned upon student withdrawal;

•	requiring the institution to post a letter of credit in favor of the Department as a condition for continued Title IV eligibility;

•	initiating proceedings to impose a fine or to limit, suspend or terminate the institution's participation in Title IV programs;

•	referring a matter for possible civil or criminal investigation;

•
failing to grant the institution's application for renewal of its certification, or revocation of an institution's provisional certification, to participate in Title IV programs or imposing conditions on its participation in Title IV programs; or

•	taking emergency action to suspend the institution's participation in Title IV programs without prior notice or a prior opportunity for a hearing.
Given that state education agencies, the Department and our institutions' accrediting agencies, WSCUC and HLC, periodically revise their requirements and modify their interpretations of existing requirements, we cannot predict with certainty how these regulatory requirements will be applied or whether we will be able to comply with all of the requirements.
The Department's Office of Inspector General conducted a compliance audit of Ashford University and issued a final audit report that contains findings of noncompliance and recommendations for certain administrative remedies.
On January 21, 2011, Ashford University received a final audit report from the OIG, regarding the compliance audit commenced in May 2008 and covering the period July 1, 2006 through June 30, 2007. The audit covered Ashford University's administration of Title IV program funds, including compliance with regulations governing institutional and student eligibility, awards and disbursements of Title IV program funds, verification of awards and returns of unearned funds during that period, and its compensation of financial aid and recruiting personnel during the period May 10, 2005 through June 30, 2009.
The final audit report contained audit findings for the 2006-2007 award year and related recommendations to the FSA. For more information regarding the OIG's final audit report and the findings and recommendations contained therein, see “Regulation - Department Regulation of Title IV Programs - Compliance reviews, audits and reports” in Part I, Item 1 of this report. If the FSA were to determine to assess a monetary liability or commence an action to limit, suspend or terminate the university's participation in Title IV programs, Ashford University would have an opportunity to contest the assessment or proposed action through a series of administrative proceedings, with the right to seek review of any final administrative action in the federal courts. Although we believe Ashford University operates in substantial compliance with Department regulations that are applicable to the areas under review, we cannot predict the ultimate extent of the potential liability or remedial actions, if any, that might result from the OIG recommendations in the final audit report. Such findings and the related potential liability or remedial action could have a material adverse effect on our reputation in the industry, our ability to recruit students and our business, financial condition, cash flows and results of operations.

Our institutions' failure to maintain accreditation would denigrate the value of our institutions’ educational programs and result in a loss of eligibility to participate in Title IV programs.
An institution must be accredited by an accrediting agency recognized by the Department to participate in Title IV programs. Ashford University is accredited by WSCUC and University of the Rockies is accredited by HLC. Each of WSCUC and HLC is recognized by the Department as a reliable authority regarding the quality of education and training provided by the institutions it accredits. To remain accredited, our institutions must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. If either of our institutions fails to satisfy any of the standards of its accrediting agency, it could lose its accreditation.
As part of a continuing monitoring process relating to WSCUC's grant of initial accreditation, Ashford University will host WSCUC in a special visit in April 2015. In February 2015, University of the Rockies received a letter from HLC stating that the Institutional Actions Council of HLC continued the accreditation of the university, with the next Reaffirmation of Accreditation in 2024-2025.
Loss of accreditation by either of our institutions would denigrate the value of its educational programs and would result in its loss of eligibility to participate in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
In connection with its transition to WSCUC accreditation, Ashford University received approval from the BPPE to operate in California. As a result, the university will be subject to a greater reporting burden and could be subjected to increased regulatory or political scrutiny.
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. Effective July 1, 2011, the Department established new requirements to determine if an institution is considered to be legally authorized by a state. See “Regulation - Department Regulation of Title IV Programs - State authorization” in Part I, Item 1 of this report. In connection with its transition to WSCUC accreditation, Ashford University designated its San Diego, California facilities as its main campus for Title IV purposes and submitted an Application for Approval to Operate an Accredited Institution to the BPPE on September 10, 2013.
In April 2014, Ashford University’s application was granted and the university was approved by BPPE to operate in California until July 15, 2018. As a result, the university is no longer exempt from certain laws and regulations applicable to private, post-secondary educational institutions. These laws and regulations entail certain California reporting requirements, including but not limited to graduation, employment and licensing data, certain changes of ownership and control, faculty and programs, and student refund policies, as well as the triggering of other state and federal student employment data reporting and disclosure requirements. Compliance with the additional reporting and disclosure obligations arising under these laws and regulations could result in material additional costs and increased regulatory or political scrutiny of the university.
As a result of changes that have been made, or that may be required by the accreditors of our institutions, to our operational relationships with our institutions and to their operations and business models, our historical financial and business results may not necessarily be representative of future results.
In connection with the transition of Ashford University to WSCUC accreditation and our efforts to structure our operations to meet evolving regulatory expectations, our institutions have made operational changes and launched various new business initiatives, and additional changes may be required. These changes and initiatives included hiring new leadership, implementing smaller class sizes, requiring minimum age-levels for students, implementing the Ashford Promise (an initiative that allows students a full refund for all tuition and fees through the third week of a student's first class), hiring additional full-time faculty and implementing new program review models. Many of these changes and initiatives result in higher expense to the organization, primarily in the areas of instructional costs and services. In addition, we have made changes in our organizational structure and operational relationships with our academic institutions to ensure their academic independence and satisfaction of accreditation-related requirements. Some of these changes and initiatives have contributed to declines in new student enrollments. Accordingly, our historical results and trends, including enrollments, admissions advisory and marketing expenses, and instructional costs and services, may not be indicative of our future results, and there can be no assurance that changes to our operational relationship with our institutions or other changes we have made, or may make in the future, will not have an adverse impact on regulatory compliance, satisfaction of accreditation-related standards, or our financial condition, cash flows and results of operations.

The Department is conducting a program review of Ashford University, which may result in the repayment of Title IV funds and may lead to fines, penalties, or other sanctions, and damage to the institution’s reputation in the industry.
The Department periodically reviews institutions participating in Title IV programs for compliance with applicable laws and regulations. On July 31, 2014, the Department notified Ashford University that it intended to conduct an ordinary course program review of Ashford University’s administration of Title IV programs in which the university participates. The review commenced on August 25, 2014, and covers federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the Clery Act, the Drug-Free Schools and Communities Act and related regulations. The review may be expanded if deemed appropriate by the Department. Ashford University was provided with the Department's Program Review Report and has responded to such initial report. Following consideration of the university's response, the Department will issue an FPRD Letter. If the FPRD Letter were to include significant findings of non-compliance, Ashford University could be required, subject to administrative review procedures, to pay a fine, return Title IV funds previously received or be subjected to other administrative sanctions. While we cannot currently predict the final outcome of the Department reviews, any such adverse finding in the FPRD Letter could damage the institution’s reputation in the industry and negatively impact enrollments and our revenues, financial condition, cash flows and results of operations.
The Department is conducting a program review of University of the Rockies, which may result in the repayment of Title IV funds and may lead to fines, penalties or other sanctions, and damage to the institution's reputation in the industry.
The Department periodically reviews institutions participating in Title IV programs for compliance with applicable laws and regulations. On July 25, 2012, the Department notified University of the Rockies that it had scheduled an on-site program review, which took place from August 20, 2012 through August 24, 2012. The review is being conducted to assess the institution's administration of Title IV programs and initially covers the 2010-2011 and 2011-2012 award years, but may be expanded if deemed appropriate by the Department. University of the Rockies was provided with the Department's Program Review Report and has responded to such initial report. Following consideration of the university's response, the Department will issue an FPRD Letter. If the FPRD Letter were to include significant findings of non-compliance, University of the Rockies could be required, subject to administrative review procedures, to pay a fine or return Title IV funds previously received, or could be subjected to other administrative sanctions. While we cannot currently predict the final outcome of the Department review, any such adverse findings in the FPRD Letter could damage the institution's reputation in the industry and negatively impact enrollments and our revenues, financial condition, cash flows and results of operations.
Additional regulations or regulatory scrutiny resulting from negotiated rulemaking by the Department or other executive action could result in increased compliance costs, fines, sanctions or lawsuits, which could have a material adverse effect on enrollments, revenues, financial condition, cash flows and results of operations.
The Department held Program Integrity and Improvement negotiated rulemaking sessions in February, March, April and May, 2014, that focused on topics including, but not limited to, cash management of Title IV program funds, state authorization for programs offering distance or correspondence education, credit and clock hour conversions, the retaking of coursework, and the definition of “adverse credit” for PLUS borrowers. No consensus resulted from the rulemaking sessions. As a result, the Department had discretion to propose Program Integrity regulations in these areas.
On August 8, 2014, the Department published a Notice of Proposed Rulemaking proposing new regulations that regarding the federal Direct PLUS loan program. Final regulations are effective July 1, 2015 and update the standard for determining if a potential parent or student borrower has an adverse credit history for purposes of eligibility for a PLUS loan. Specifically, the regulations revise the definition of “adverse credit history” and require that parents and students who have an adverse credit history, but who are approved for a PLUS loan on the basis of extenuating circumstances or who obtain an endorser for the PLUS loan, must receive loan counseling before receiving the loan.
Three negotiated rulemaking sessions between January and March of 2014 resulted in draft regulations to enact changes to the Clery Act required by the enactment of the Violence Against Women Act (“VAWA”). The Department published final regulations in the Federal Register on Monday, October 20, 2014, effective July 1, 2015. The Department issued a Dear Colleague Letter on July 14, 2014 and confirmed that it expects institutions to make a good faith effort to comply with the statutory requirements in the interim. Among other things, VAWA requires institutions to compile statistics for additional incidents to those currently required by the Clery Act and include certain policies, procedures and programs pertaining to these incidents in annual security reports.
On September 3, 2014, the Department published a notice in the Federal Register to announce its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the William D. Ford Federal Direct Loan Program authorized by the Higher Education Act. This notice announced two public hearings at which interested parties may comment on the topics suggested by the Department and suggest additional topics for consideration for action by the negotiated rulemaking committee.

On October 30, 2014, the Obama administration announced that the Department will lead an effort to formalize an interagency task force to conduct oversight of for-profit institutions of higher education, especially regarding alleged unfair, deceptive, and abusive policies and practices. The task force will include the Departments of Justice, Treasury and Veterans Affairs, as well as the Consumer Financial Protection Bureau, Federal Trade Commission, the Securities and Exchange Commission, and state attorneys general. The stated purpose of the task force is to “coordinate … activities and promote information sharing to protect students from unfair, deceptive, and abusive policies and practices.”
On December 19, 2014, the Department published a notice in the Federal Register announcing its intention to establish a negotiated rulemaking committee to (i) prepare proposed regulations to establish a new Pay as You Earn repayment plan for those not covered by the existing Pay as You Earn Repayment Plan in the Federal Direct Loan Program and (ii) establish procedures for FFEL Program loan holders to use to identify U.S. military service members who may be eligible for a lower interest rate on their FFEL Program loans under Section 527 of the Service members Civil Relief Act. The notice sets a schedule for the committee meetings and requests nominations for individual negotiators to serve on the negotiating committee.
We cannot predict the scope and content of the regulations that may emerge from these or other rulemaking activities that the Department initiates or the consequences of increased executive regulatory scrutiny. The Company’s compliance with these regulations or any additional regulations, or with modifications to existing regulations, could result in direct and indirect costs related to compliance, increased scrutiny, fines, liabilities, sanctions or lawsuits, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Action by the U.S. Congress to revise the laws governing Title IV programs or to reduce funding for these programs could negatively impact our business.
The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program through the budget and appropriations process. In 2008, the Higher Education Act was reauthorized through September 2014, and the House Education and the Workforce Committee is currently working to reauthorize the Higher Education Act. The U.S. Congress may propose and pass revisions to the Higher Education Act between reauthorizations, by using other legislative vehicles such as budget bills and appropriations bills.
Because the federal Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a potential target for reduction as the U.S. Congress addresses unprecedented budget deficits. Under the Pell Grant program, the Department makes grants to undergraduate students who demonstrate financial need. On December 23, 2011, the Consolidated Appropriations Act, 2012, among other provisions, eliminated federal student aid eligibility, with some exceptions, for ability-to-benefit students who first enroll on or after July 1, 2013. The same law limited Pell Grant eligibility to 12 semesters or equivalent, a provision that went into effect for all students beginning with the 2012-2013 award year.
Subsidized Stafford loans are also a potential target for reduction. Subsidized Stafford loans are federally guaranteed loans based on financial need. Interest does not accrue on subsidized Stafford loans while a student is in school at least half time, or during any future grace or deferment periods; the federal government pays the interest on such loans during these times. However, under the Budget Control Act of 2011, all subsidized Stafford loans were eliminated for graduate and professional students, who are now only eligible for unsubsidized Stafford loans. Further, with the enactment of the Consolidated Appropriations Act, 2012, the payment of the interest subsidy to students receiving subsidized Stafford loans during the six-month grace period by the federal government was eliminated from July 1, 2012 through June 30, 2014.
In addition, when the Moving Ahead for Progress in the 21st Century Act was enacted to extend the 3.4% interest rate for subsidized Stafford loans to loans first disbursed on or after July 1, 2012 through June 30, 2013, another limitation on subsidized Stafford loans was established. A new borrower on or after July 1, 2013 will no longer be eligible for subsidized Stafford loans when the borrower reaches 150% of the published length of the borrower’s program. Moreover, if the borrower continues enrolling in the program beyond the 150% point of the same or a different program, or a shorter program, the borrower will be responsible for any interest that accrues on his or her subsidized Stafford loans.
If in the future funding is reduced for the Pell Grant program (such as a reduction in the maximum award amount), if fewer students or programs are deemed eligible for the Pell Grant program, or if loan interest subsidies are eliminated for Stafford loans (as they have been for graduate students effective July 1, 2012), our institutions might become less affordable for certain students, which could negatively impact enrollments and our revenues, financial condition, cash flows and results of operations.
Additionally, there has been increased focus by some in the U.S. Congress on the role that for-profit educational institutions play in higher education. In particular, the Health, Education, Labor and Pensions Committee of the U.S. Senate,

referred to as the HELP Committee, held a series of hearings regarding the for-profit education sector and Title IV programs, including a March 2011 hearing specifically entitled “Bridgepoint Education, Inc.: A Case Study in For-Profit Education and Oversight.” The hearings, and those of other Congressional committees, have focused on various aspects of the for-profit education sector, including student debt, recruitment practices, educational quality, student outcomes, the effectiveness of accrediting bodies and the amount of Title IV funding received by the for-profit education sector.
In connection with these hearings, members of Congress have requested a broad range of detailed information from various for-profit institutions, including Ashford University and University of the Rockies. On July 29, 2012, the majority staff of the HELP Committee issued a report entitled “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success,” which contains the majority staff's findings from the HELP Committee's two-year investigation of the for-profit education sector. The report is critical of the sector generally and of us and our institutions specifically, expressing concerns surrounding the amount of Title IV and other federal funds received, the amount of money spent on marketing and recruiting, student retention and default rates, staffing levels, learning outcomes and accreditation, among other items.
Certain members of Congress have proposed legislation that could have an adverse impact on our institutions. For example, Senators Dick Durbin (D-IL), Jack Reed (D-RI), Elizabeth Warren (D-MA) and Barbara Boxer (D-CA) introduced the Protect Student Borrowers Act, which would assess penalties against institutions if their cohort default rate exceeds 15%. A bill introduced by the late Senator Frank Lautenberg (D-NJ) and Senator Tom Harkin (D-IA), titled the Student First Act, would require Department of Education program reviews of institutions engaging in “risky” behavior, such as serial forbearance and default rate manipulation, spending more than 20% of revenue on recruiting and marketing, and deriving more than 85% of revenue from federal student aid sources. Senator Kay Hagan (D-NC) introduced the Protecting Financial Aid for Students and Taxpayers Act, which would prohibit institutions from using revenues derived from federal educational assistance funds for advertising, marketing or recruiting. While these bills did not pass during the session in which they were introduced, they may be reintroduced or similar legislation may be proposed, or they may serve as a basis of discussion during the reauthorization of the Higher Education Act.
We cannot predict what legislation, if any, will arise out of the HELP Committee hearings, the reauthorization of the Higher Education Act or other Congressional deliberations, or what impact any such legislation might have on the for-profit education sector and our business in particular. However, any action by the U.S. Congress that significantly reduces Title IV program funding or the eligibility of our institutions or students to participate in Title IV programs, or that requires us to modify our practices in ways that could increase our administrative costs and reduce our profit margin, could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
If WSCUC or HLC loses recognition by the Department, our institutions could lose their ability to participate in Title IV programs.
In order to participate in Title IV programs, an institution must be accredited by an accrediting body recognized by the Department. Both WSCUC and HLC are recognized by the Department. If the Department ceased to recognize WSCUC or HLC for any reason, Ashford University or University of the Rockies, as applicable, would not be eligible to participate in Title IV programs unless the Department continued to certify the eligibility of the institutions to participate in Title IV programs. The Department may continue to certify an institution for a period of no longer than 18 months after the date on which recognition of the accrediting body ceased. The ineligibility of our institutions to participate in Title IV programs would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our institutions could lose eligibility to participate in Title IV programs or face other sanctions if they derive more than 90% of their respective revenues from these programs.
Under the Higher Education Act, a proprietary institution loses eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues (calculated in accordance with applicable Department regulations) from Title IV programs for two consecutive fiscal years. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single year will be placed on provisional certification and may be subject to other enforcement measures. In the years ended December 31, 2014, 2013 and 2012, Ashford University derived 83.4%, 85.6% and 86.4%, respectively, and University of the Rockies derived 88.3%, 87.6% and 87.3%, respectively, of their respective revenues (calculated in accordance with applicable Department regulations) from Title IV funds. Both Ashford University and University of the Rockies continue to monitor these calculations.
Recent changes in federal law that increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues we receive from Title IV programs and make it more difficult for our institutions to satisfy the 90/10 rule, which could result in our institutions losing eligibility to participate in Title IV programs.

Revenue derived from government tuition assistance for military personnel, including veterans, is considered not to be federal student aid for purposes of the 90/10 rule calculation, and accordingly helps our institutions satisfy the 90/10 rule. As of December 31, 2014, approximately 26.9% of our institutions' students were affiliated with the military, some of whom are eligible to receive tuition assistance from the government that they may use to pursue postsecondary degrees. If there were a reduction in funding in government tuition assistance for military personnel, including veterans, or if revenue derived from such funding were otherwise to decrease, it could be significantly more difficult for our institutions to satisfy the 90/10 rule, which could result in our institutions losing eligibility to participate in Title IV programs.
The U.S. Congress could propose and adopt legislation that amends the 90/10 rule in ways that make it more difficult for our institutions to satisfy the 90/10 rule. For example, in late 2011, the Ensuring Quality Education for Veterans Act was introduced, which proposes to treat government tuition assistance for military personnel, including veterans, as federal student aid for purposes of calculations under the 90/10 rule. Similarly, in January 2012, Sen. Richard Durbin introduced the Protecting Our Students and Taxpayers Act, which proposes to have a proprietary institution lose eligibility to participate in Title IV programs if the institution derives more than 85% its revenues (calculated in accordance with applicable Department regulations) from federal funds (including Title IV programs, government tuition assistance for military personnel, including veterans, and other sources of federal funds) for one fiscal year. The bill would also make it harder for institutions to use institutional loans (i.e., loans the institutions make to students) to help satisfy the 90/10 rule. On November 6, 2013, Senators Dick Durbin and Tom Harkin re-introduced the Protecting Students and Taxpayers Act of 2013, which proposes to have a for-profit institution lose eligibility to participate in Title IV funds if the institution derives more than 85% of its revenues from federal funds, including Title IV programs, revenue from the GI Bill and Department of Defense Tuition Assistance funds. If one or more of these or similar bills were to be enacted and signed into law, it could be significantly more difficult for our institutions to satisfy the 90/10 rule (or, potentially, the new 85/15 rule) and they could lose eligibility to participate in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our institutions could lose eligibility to participate in Title IV programs or face other sanctions if they pay incentive compensation to persons or entities involved in certain recruiting, admissions or financial aid awarding activities.
The Higher Education Act prohibits an institution from making any commission, bonus or other incentive payment based directly or indirectly on securing enrollments or financial aid to any persons or entities involved in student recruiting or admissions activities, or in making decisions about the award of student financial assistance. For more information, see “Regulation - Department Regulation of Title IV Programs - Incentive compensation” in Part I, Item 1 of this report. The criteria for compliance with the Department's rules prohibiting incentive compensation are not clear in all circumstances, and the Department will not review or approve compensation plans prior to their implementation.
In Finding 1 of the OIG's final audit report related to its compliance audit of Ashford University, the OIG asserted that Ashford University, during the 2006-2007 award year, designed a compensation plan for admissions counselors that provided incentive payments based on success in securing enrollments and did not establish that its plan and practices qualified for certain regulatory safe harbors. To the extent Ashford University cannot establish that its salary adjustments for admissions counselors in the 2006-2007 award year qualified for the regulatory safe harbors, the OIG recommended that the FSA take appropriate action to impose a fine on the university or to limit, suspend or terminate the institution's eligibility for Title IV programs. For more information regarding the OIG's final audit report, see “Regulation - Department Regulation of Title IV Programs - Compliance reviews, audits and reports” in Part I, Item 1 of this report.
On October 10, 2012, we received a letter from the Justice Department informing us that the Justice Department was investigating the compensation of our admissions personnel. In January 2013, we were notified that the Justice Department had declined to intervene in a qui tam complaint unsealed on January 2, 2013. The qui tam complaint alleges, among other things, that Ashford University violated the federal False Claims Act by falsely certifying to the Department that the university was in compliance with various regulations regarding the payment of incentive compensation to enrollment personnel in connection with the institution's participation in student financial aid programs. The qui tam complaint is proceeding to discovery.
If it were determined that one of our institutions violated the incentive compensation rule, it could be subject to monetary liabilities or to administrative action to impose a fine or to limit, suspend or terminate its eligibility to participate in Title IV programs, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Changes in compensation practices for admissions counselors and other covered employees may negatively impact our business and growth prospects.
Effective July 1, 2011, the Department eliminated 12 safe harbors describing compensation arrangements that did not violate the incentive compensation rule, including the payment and adjustment of salaries and bonuses under certain conditions.

For more information regarding the elimination of the safe harbors, see “Regulation - Department Regulation of Title IV Programs - Incentive compensation” in Part I, Item 1 of this report. Our institutions modified some of their compensation practices as a result of the elimination of the safe harbors. These changes have affected, and may continue to affect, the ability of our institutions to compensate admissions counselors and other covered employees in a manner that appropriately reflects their relative merit, which in turn (i) has reduced, and may continue to reduce, employee effectiveness and our ability to attract and retain staff with the desired talent and motivation to succeed and (ii) has impaired, and may continue to impair, our ability to sustain and grow our business, either of which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
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
The three-year cohort default rates for Ashford University for the 2011, 2010 and 2009 federal fiscal years, were 15.3%, 16.3% and 19.8%, respectively. The three-year cohort default rates for University of the Rockies for the 2011, 2010 and 2009 federal fiscal years, were 6.6%, 8.0% and 3.3%, respectively.
Loss of eligibility to participate in Title IV programs would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our institutions may lose eligibility to participate in Title IV programs or face other sanctions if the Department or other federal agencies determine they have misrepresented the nature of educational programs, financial charges or graduate employability.
The Higher Education Act prohibits an institution participating in Title IV programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges or graduate employability. Under the Department's rules, a “misrepresentation” is any false, erroneous or misleading statement an institution, one of its representatives, or any ineligible institution, organization, or person with whom the institution has an agreement to provide educational programs, or marketing, advertising, recruiting, or admissions services makes directly to a student or prospective student or any member of the public, or to an accrediting agency, a state agency or the Department. The Department's rules define a “substantial misrepresentation” as any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person's detriment. Considering the broad definition of “substantial misrepresentation,” it is possible that, despite our training efforts and compliance programs, our institutions' employees or service providers may make statements that could be construed as substantial misrepresentations. For-profit educational institutions are also subject to the general deceptive practices jurisdiction of the FTC and the CFPB. The FTC and the CFPB are intensifying their regulatory scrutiny of our industry and related vendors, sometimes in coordination with the Department and state Attorneys General. If the Department determines that one of our institutions has engaged in substantial misrepresentation, the Department may attempt to revoke the institution's program participation agreement if the institution is provisionally certified, impose limitations on the institution's participation in Title IV programs if the institution is provisionally certified, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. The imposition of these sanctions, including the loss of eligibility to participate in Title IV programs, would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our institutions may lose eligibility to participate in Title IV programs or face other sanctions if they fail to correctly calculate and timely return Title IV program funds for students who withdraw before completing their educational program.
An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. For more information, see “Regulation - Department Regulation of Title IV Programs - Return of Title IV funds for students who withdraw” in Part I, Item 1 of this report. Failure to make timely returns of Title IV program funds for 5% or more of students sampled in the institution's annual compliance audit in either of its two most recently completed fiscal years can result in an institution having to post a letter of credit in an amount equal to 25% of its prior year returns of Title IV program funds. If unearned funds are not properly calculated and returned in a timely manner, an institution is also subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV programs.

In Finding 3 of the OIG's final audit report pertaining to its compliance audit of Ashford University, the OIG asserted that Ashford University, during the 2006-2007 award year, did not in all instances timely return Title IV funds for students who withdrew or went on a leave of absence from school. Accordingly, the OIG recommended that the FSA (i) require Ashford University to develop and implement certain remedial policies and procedures and (ii) take appropriate action to impose a fine on the university or to limit, suspend or terminate the institution's eligibility for Title IV programs, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations. For more information about the OIG's final audit report, see “Regulation - Department Regulation of Title IV Programs - Compliance reviews, audits and reports” in Part I, Item 1 of this report.
Our institutions may lose eligibility to participate in Title IV programs or face other sanctions if they are not legally authorized to operate in the states in which they are physically located.
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. For more information, see “Regulation - State authorization” in Part I, Item 1 of this report. Although our institutions have a process for evaluating the compliance of their online educational programs with state requirements regarding distance and correspondence learning, and have experienced no material restrictions on their educational activities to date as a result of such requirements, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. For more information, see “Regulation - State Education Licensure and Regulation” in Part I, Item 1 of this report. Moreover, it is also unclear whether and to what extent state agencies may augment or change their regulations in this area as a result of new Department regulations and increased scrutiny. Any failure to comply with state requirements, or any new or modified regulations, could result in our inability to enroll students or receive Title IV funds for students in those states and could result in restrictions on growth and enrollments.
Ashford University has a campus that is physically located in Iowa. During the time period in which Ashford University was accredited by HLC, the ICSAC advised Ashford University that the institution was exempt from a requirement to register with the State of Iowa to offer postsecondary degree programs in Iowa by virtue of its accreditation by HLC. In anticipation of its transition to WSCUC accreditation, Ashford University applied for registration with ICSAC. In November 2011, ICSAC determined Ashford University met all requirements to offer postsecondary education in Iowa and approved the institution's registration in Iowa for a four-year period ending November 2015. However, in light of the findings and recommendations contained in the final audit report of the OIG, ICSAC stated that it would immediately reconsider the institution's registration for possible revocation if the Department ruled to limit, suspend or terminate the institution's participation in Title IV programs. For more information about the OIG's final audit report, see “Regulation - Department Regulation of Title IV Programs - Compliance reviews, audits and reports” in Part I, Item 1 of this report.
University of the Rockies is located in Colorado and has Full Authorization by the Colorado Commission on Higher Education. Such authorization may be lost or withdrawn if University of the Rockies fails to comply with requirements under Colorado statutes and rules for continued authorization. Any loss of authorization to operate by our institutions and the resulting imposition of sanctions, including loss of eligibility to participate in Title IV programs, could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our institutions may be required to modify or eliminate certain programs if they do not lead to gainful employment in a recognized occupation, as determined by the Department.
On October 31, 2014, the Department published new Gainful Employment regulations impacting programs required to prepare graduates for gainful employment in a recognized occupation. Almost all academic programs offered by Title IV-participating private sector institutions of higher education must prepare students for gainful employment in a recognized occupation. The new Gainful Employment regulations, which will be effective July 1, 2015, contain a three-part framework that requires (i) certification by an institution that its gainful employment programs meet certain requirements, (ii) minimum standards to be met regarding the debt burden versus earnings of the graduates of gainful employment programs and (iii) disclosures by an institution regarding the performance and outcomes of their gainful employment programs. For more information about regulations related to gainful employment, see “Regulation - Department Regulation of Title IV Programs - Gainful employment” in Part I, Item 1 of this report.
Under the final Gainful Employment regulations, the continuing eligibility of certain of our educational programs for Title IV program funding is at risk due to a number of factors, some of which are beyond our control including, without limitation, changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. These factors could reduce our ability to confidently offer or continue certain types of programs for which there is a market demand, and our failure to comply with the requirements of the final Gainful Employment regulations could result in our institutions or certain of their programs being disqualified from participation in Title IV Programs, any of which could have a material adverse effect on enrollments and our business, financial condition, results of operations and cash flows.
The failure of our institutions to demonstrate financial responsibility may result in a loss of eligibility to participate in Title IV programs or require the posting of a letter of credit in order to maintain eligibility to participate in Title IV programs.
To participate in Title IV programs, an eligible institution must, among other things, satisfy specific measures of financial responsibility prescribed by the Department or post a letter of credit in favor of the Department and possibly accept other conditions to the institution's participation in Title IV programs. For more information regarding the Department's financial responsibility requirements, see “Regulation - Department Regulation of Title IV Programs - Financial responsibility” in Part I, Item 1 of this report. If our institutions are found not to have satisfied the Department's financial responsibility requirements, they could be limited in their access to, or lose, Title IV program funding, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
The failure of our institutions to demonstrate administrative capability may result in a loss of eligibility to participate in Title IV programs.
Department regulations specify extensive criteria by which an institution must establish that it has the requisite administrative capability to participate in Title IV programs. For more information regarding the Department's administrative capability standards, see “Regulation - Department Regulation of Title IV Programs - Administrative capability” in Part I, Item 1 of this report. If we are found not to have satisfied the Department's administrative capability requirements, we could be limited in our access to, or lose, Title IV program funding, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our institutions must periodically seek recertification to participate in Title IV programs and may, in certain circumstances, be subject to review by the Department prior to seeking recertification.
An institution must periodically seek recertification from the Department to continue to participate in Title IV programs and may, in certain circumstances, be subject to review by the Department prior to seeking recertification. The current certification for University of the Rockies is scheduled to expire on June 30, 2016. Ashford University is provisionally certified until September 30, 2016. The Department typically places an institution on provisional certification following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons including but not limited to failure to comply with certain standards of administrative capability or financial responsibility. During the time when an institution is provisionally certified, it may be subject to adverse action with fewer due process rights than those afforded to other institutions and must apply for and receive approval from the Department for expansion or any substantial change. Substantial change includes, but is not limited to, the establishment of an additional location, an increase in the level of academic offerings, or the addition of any nondegree or short-term training programs.
The Department may also review our institutions' continued certification to participate in Title IV programs if we undergo a change of control. In addition, the Department may take emergency action to suspend an institution's certification without advance notice if it determines the institution is violating Title IV requirements and determines that immediate action is necessary to prevent misuse of Title IV funds. If the Department did not renew or withdrew our institutions' certifications to participate in Title IV programs, our institutions' students would no longer be able to receive Title IV funds, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Governmental proceedings or other claims and lawsuits asserting regulatory noncompliance could result in monetary liabilities or penalties, injunctions or loss of Title IV programs for students at our institutions.
Because we operate in a highly regulated industry, we and our institutions are subject to compliance reviews, claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties, including claims brought by third parties on behalf of the federal government under the federal False Claims Act. If the results of these reviews or proceedings are unfavorable to us or if we are unable to defend successfully against such lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations, loss of Title IV funding, injunctions or other penalties, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. Claims and lawsuits brought against us may damage our reputation or adversely affect our stock price, even if such claims and lawsuits are eventually determined to be without merit.

For more information regarding the incentive compensation rule, see “Regulation - Department Regulation of Title IV Programs - Incentive compensation” in Part I, Item 1 of this report. For more information regarding claims and lawsuits, see Part I, Item 3, “Legal Proceedings” and Note 20, “Commitments and Contingencies” to our annual consolidated financial statements, which are included elsewhere in this report.
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
The Department's regulations require institutions that participate in Title IV programs to refer to the OIG credible information indicating that any applicant, employee, third-party servicer or agent of the institution that acts in a capacity that involves administration of the Title IV programs has been engaged in any fraud or other illegal conduct involving Title IV programs. If the systems and processes that we have established to detect and prevent fraud are inadequate, the Department may find that we do not satisfy its “administrative capability” requirements. This could result in limits on or loss of our institutions' eligibility to participate in Title IV programs, which would adversely affect enrollments and our revenues, financial condition, cash flows and results of operations. In addition, our institutions' ability to participate in Title IV programs is conditioned on their maintaining accreditation by an accrediting agency that is recognized by the Secretary of Education. Any significant failure to adequately detect fraudulent activity related to student enrollment and financial aid could cause our institutions to fail to meet their accrediting agencies' standards. Furthermore, under the Higher Education Act, accrediting agencies that evaluate institutions that offer distance learning programs, as our institutions do, must require such institutions to have processes through which the institution establishes that a student who registers for a distance education program is the same student who participates in and receives credit for the program. Failure to meet applicable accrediting agencies' standards could result in the loss of accreditation at the discretion of such accrediting agencies, which could result in a loss of our institutions' eligibility to participate in Title IV programs and adversely affect enrollments and our revenues, financial condition, cash flows and results of operations.
Our institutions cannot offer new programs, expand their physical operations into certain states or acquire additional schools if such actions are not approved in a timely fashion by the applicable regulatory agencies, and Title IV funds disbursed to students enrolled in any such programs, states or acquired schools may have to be repaid if prior approval is not obtained.
Our operating plans may include the offering of new educational programs by our institutions, some of which may require regulatory approval. In addition, we or our institutions may increase physical operations in additional states or seek to acquire additional schools. If we or our institutions are unable to obtain the necessary approvals for such new programs, operations or acquisitions from the Department, WSCUC, HLC or any applicable state education agency or other accrediting agency, or if we or our institutions are unable to obtain such approvals in a timely manner, the ability to consummate such actions and provide Title IV funds to any affected students would be impaired, which could have a material adverse effect on our business. If we or our institutions were to determine erroneously that any such action did not require approval or that all required approvals have been obtained, our institutions could be liable for repayment of the Title IV program funds provided to students in that program or at that location.
If regulators do not approve, or if they delay their approval of, transactions involving a change of control of our company, our ability to participate in Title IV programs may be impaired.
If we or either of our institutions undergoes a change of control under the standards of applicable state education agencies, WSCUC, HLC or the Department, we must seek the approval of each such regulatory agency. For more information, see “Regulation - Department Regulation of Title IV Programs - Change in ownership resulting in a change of control” in Part I, Item 1 of this report. A failure by us or one of our institutions to reestablish its state authorization, accreditation or Department certification, as applicable, following a change of control could result in a suspension or loss of operating authority or the ability to participate in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.

Our failure to comply with regulations of various states could preclude us from recruiting or enrolling students in those states or result in such students being ineligible for Title IV financial aid.
Various states impose regulatory requirements on educational institutions operating within their boundaries. Several states have sought to assert jurisdiction over online educational institutions that have no physical location or other presence in the state but that offer educational services to students who reside in the state or that advertise to or recruit prospective students in the state. State regulatory requirements for online education are inconsistent between states and are not well developed in many jurisdictions. As such, these requirements are subject to change and in some instances are unclear or are left to the discretion of state employees or agents. Our changing business and the constantly changing regulatory environment require us to regularly evaluate our state regulatory compliance activities. For more information, see “Regulation - Department Regulation of Title IV Programs - State authorization” in Part I, Item 1 of this report. If a state finds we are not in compliance and seeks to restrict one or more of our business activities within that state, we may have to cease recruiting or enrolling students in that state or we may be unable to provide Title IV funds to students in those states, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our regulatory environment and our reputation may be negatively influenced by the actions of other postsecondary institutions.
In recent years, Congressional, federal, state and accrediting agency investigations and civil litigation have been commenced against several postsecondary educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and noncompliance with Department regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Although the media, regulatory and legislative focus has been primarily on the allegations made against these specific companies, broader allegations against the overall postsecondary sector may negatively impact public perceptions of postsecondary educational institutions, including Ashford University and University of the Rockies. Such allegations could result in increased scrutiny and regulation of all postsecondary institutions, including ours, by the Department, Congress, accrediting bodies, state legislatures or other governmental authorities.
Risks Related to Our Business
Our financial performance depends on our ability to continue to develop awareness among, and to recruit and retain, students; adverse publicity may negatively impact demand for our institutions' programs.
Building awareness among potential students of Ashford University and University of the Rockies and the programs they offer is critical to their ability to attract prospective students. It is also critical to our success that these prospective students are converted to enrolled students in a cost-effective manner and that these enrolled students remain active in our institutions' programs. Some of the factors that could prevent the successful recruiting and retention of students in our institutions' programs include:

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
We face litigation and legal proceedings that could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
We and our institutions are subject to lawsuits, investigations and claims covering a wide range of matters. We are the subject of complaints alleging violations of various laws, including but not limited to federal securities laws (including a securities class action), the federal False Claims Act and state employment laws, as well as investigations by state Attorneys General in California, Iowa, Massachusetts, New York and North Carolina and the SEC. Derivative shareholder complaints have also been asserted on our behalf against certain of our current and former officers and directors alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment. These and other legal proceedings could cause us to incur significant defense costs, are disruptive to our normal business operations, and could damage our reputation or adversely affect our stock price. An adverse outcome of any legal proceeding could result in monetary losses or restrictions on our business, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
For more information regarding current material legal proceedings involving us and our institutions, including investigations by state Attorneys General in California, Iowa, Massachusetts, New York and North Carolina and the SEC, see Part I, Item 3, “Legal Proceedings” and Note 20, “Commitments and Contingencies” to our annual consolidated financial statements, which are included elsewhere in this report.
Our bad debt expense as a percentage of revenues is high relative to our competitors. If we are unable to remedy the underlying causes, our bad debt expense could increase, which could have a material adverse effect on our financial condition, cash flows and results of operations.
Our bad debt expense is high relative to our competitors and has decreased from 6.3% of revenues for the year ended December 31, 2013 to 4.4% for the year ended December 31, 2014. We believe our bad debt expense is primarily driven by operational policies, timing of financial aid processing and collection management. If we are unable to make appropriate changes, or if our changes are not as effective as anticipated, our bad debt expense could increase, which could have a material adverse effect on our financial condition, cash flows and results of operations.
Future growth may place a strain on our resources.
We experienced significant growth from the time of our initial public offering up through 2012, which increased demands on our management information and reporting systems, data analytics, and financial management controls. Such historical growth, as well as any further growth that we may experience, may place a significant strain on our resources. If we are unable to maintain appropriate internal controls, we may experience operating inefficiencies that could increase our costs. Additionally, if we and our institutions fail to hire and retain appropriate levels of personnel in critical areas, we could experience increased student complaints, delays in completing critical business projects, system down-time for both internal and student-facing applications, and potential regulatory noncompliance, any of which could materially and adversely affect our business and prospects.
A failure of our information systems to properly store, process and report relevant data may reduce our management’s effectiveness, interfere with our regulatory compliance and increase our operating expenses.
We are heavily dependent on the integrity of our data management systems. If these systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired. Any such impairment could materially and adversely affect our business, financial condition, cash flows and results of operations.
Our institutions rely on a third-party vendor for financial aid processing and are responsible for any errors, delays or instances of regulatory noncompliance that may be made by the vendor.
Our institutions have engaged XBS to provide call center and transactional processing services for their online financial aid student populations, including services related to disbursement eligibility review and Title IV fund returns. Although our institutions monitor the work done by XBS for quality assurance and compliance with Department regulations, there can be no assurance that errors, delays or instances of regulatory compliance will not occur. Our institutions are ultimately responsible for any such errors, delays or instances of regulatory noncompliance that may be made by XBS, some of which could potentially affect the eligibility of our institutions to participate in Title IV programs. Additionally, if XBS ceases to operate or is unwilling or unable to work with our institutions, or if the engagement with XBS is otherwise terminated, our institutions would be required to either handle financial aid processing services using their own resources or engage another third-party vendor, which transition could be economically disadvantageous, present a distraction to management and applicable business units, and increase the risk of errors and regulatory noncompliance during the transition period, any of which could negatively impact our business.

Our institutions rely on a third-party vendor to provide the online learning platform for students and related support and hosting.
We have a license agreement with eCollege pursuant to which we agreed to license from eCollege an online learning platform for students at our institutions. The eCollege platform is an online learning management system that provides for the storage, management and delivery of course content. This platform also includes collaborative spaces for student communication and participation with other students and faculty as well as grade and attendance management for faculty and assessment capabilities to assist us in maintaining quality. Our institutions rely on eCollege for administrative support and hosting of the applicable systems. If eCollege ceases to operate or is unwilling or unable to work with our institutions, or if the license agreement with eCollege and related agreements are otherwise terminated, the online learning platform for students at our institutions and related administrative support and hosting could be interrupted or become unavailable, which could have a material adverse effect on our business.
We are subject to laws and regulations as a result of our collection and use of personal information, and any violations of such laws or regulations, or any breach, theft or loss of such information, could adversely affect our business.
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
Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and could restrict our use of personal information, and a violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines against us or lawsuits brought against us. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. A major breach, theft or loss of personal information held by us or our vendors regarding our institutions' students and their families or our employees, or a violation of laws or regulations relating to the same, could have a material adverse effect on our reputation, result in lawsuits and result in further regulation and oversight by federal and state authorities and increased costs of compliance.
System disruptions and vulnerability from security risks to our technology infrastructure could damage the reputation of our institutions and negatively impact our business.
The performance and reliability of our technology infrastructure (including the software and related hosting and maintenance services for our online learning platform, student information system, and lead management system) is critical to our reputation and our ability to attract and retain students. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of systems to us or our institutions' students and negatively impact our business and reputation. Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses, denial of service attacks and other security problems. Although we continually monitor the security of our technology infrastructure and take proactive measures to prevent potential threats, we cannot assure you that these efforts will protect our computer networks against all threats of security breaches, which could damage the reputation of our institutions and negatively impact our business and prospects.
Our expenses may cause us to incur operating losses if we do not realize our expected revenues.
Our spending is based, in significant part, on our estimates of future revenue and is largely fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall in revenues in relation to our expectations would have an immediate and material adverse effect on our profitability. In addition, we anticipate increasing operating expenses to expand program offerings and marketing initiatives. Any such increase could cause material losses to the extent we do not generate additional revenues sufficient to cover those expenses.
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
We may not be able to compete successfully against current or future competitors and may face competitive pressures that could adversely affect our business. We may be required to reduce our tuition or increase marketing spending in order to attract or retain students or to pursue new market opportunities. We may also face increased competition in maintaining and developing new marketing relationships with corporations, particularly as corporations become more selective as to which online universities they will encourage their employees to attend and from which online universities they will hire prospective employees.
We may not be able to retain our key personnel or hire and retain the personnel we need to sustain and grow our business.
Our success depends largely on the skills, efforts and motivations of our executive officers, who generally have significant experience with our company and within the education industry. Due to the nature of our business, we face significant competition in attracting and retaining personnel who possess the skill sets we seek. In addition, key personnel may leave us and may subsequently compete against us. We do not carry life insurance on our key personnel for our benefit. The loss of the services of any of our key personnel or our failure to attract and retain other qualified and experienced personnel on acceptable terms could impair our ability to sustain and grow our business. In addition, because we operate in a highly competitive industry, our hiring of qualified executives or other personnel may cause us or such persons to be subject to lawsuits alleging misappropriation of trade secrets, improper solicitation of employees or other claims.
If we are unable to hire new employees or to continue to develop existing employees responsible for student recruitment, the effectiveness of our student admissions efforts would be adversely affected.
We intend to (i) hire, develop and train additional employees responsible for student admissions and (ii) retain and continue to develop and train our current student admissions personnel. Our ability to develop and maintain a strong student admissions function may be affected by a number of factors, including our ability to integrate and motivate our admissions counselors, our ability to effectively train our admissions counselors, the length of time it takes those new counselors to become productive, regulatory restrictions on the method of compensating admissions counselors and the competition involved in hiring and retaining them.
Enrollment and revenues could decrease if government tuition assistance offered to military personnel is suspended, or if such assistance is reduced or eliminated, if scholarships which we offer to military personnel are reduced or eliminated or if our relationships with military bases deteriorate.
As of December 31, 2014, approximately 26.9% of our institutions' students were affiliated with the military, some of whom are eligible to receive tuition assistance from the government that they may use to pursue postsecondary degrees. From October 1, 2013 until October 16, 2013, the U.S. federal government entered into shutdown resulting in the suspension of military tuition assistance. In response, Ashford University implemented a Military Tuition Assistance Grant that covered the equivalent of tuition assistance payments for impacted students starting courses during that period. Although governmental tuition assistance programs were resumed following the shutdown, if such programs are again suspended or otherwise reduced or eliminated, enrollment by military personnel, including veterans, may suffer, which could have a material adverse effect on our revenues, financial condition, cash flows and results of operations. Additionally, if in response to future reductions or suspensions in military tuition assistance, we determine to reinstitute our Military Tuition Assistance Grant or a similar program, our per student revenue from military affiliated personnel would decline.

We also maintain relationships with military bases and provide scholarships to students who are affiliated with the military. If our relationship with any military base deteriorates or we reduce or eliminate these scholarships, enrollment by military personnel, including veterans, may suffer, which could have a material adverse effect on our revenues, financial condition, cash flows and results of operations. However, if we increase our scholarships to students who are affiliated with the military, our per student revenue from military affiliated personnel will decline.
A decline in the overall growth of enrollment in postsecondary institutions, or in the number of students seeking degrees online or in our core disciplines, could cause us to experience a further decline in enrollment at our institutions.
We have experienced overall growth in institutional enrollments and revenues since we acquired Ashford University in 2005. However, enrollment at our institutions declined to 55,823 at December 31, 2014 as compared to 63,624 at December 31, 2013. Additionally, the our revenues have declined in recent periods and may continue to decline in the future. In order to return to growth in our revenues and increase enrollment at our institutions, our institutions will need to attract and retain a larger percentage of students in existing markets and expand their markets by creating new academic programs. In addition, if job growth in the fields related to our institutions' core disciplines is weaker than expected, fewer students may seek the types of degrees that our institutions offer.
Our success depends in part on our institutions' ability to update and expand the content of existing programs and to develop new programs and specializations on a timely basis and in a cost-effective manner.
The updates and expansions of existing programs and the development of new programs and specializations may not be accepted by existing or prospective students or prospective employers of our institutions' graduates. If we do not adequately respond to changes in market requirements by updating and expanding our existing programs or developing new programs, our business will be adversely affected. Even if our institutions are able to develop acceptable new programs, they may not be able to introduce these new programs as quickly as students require or as quickly as our competitors introduce competing programs. To offer a new academic program, our institutions may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our operations. In addition, to be eligible for federal student financial aid programs, a new academic program may need to be approved by the Department.
Establishing new academic programs or modifying existing programs requires investments in management and capital expenditures, additional marketing expenses and reallocation of other resources. We and our institutions may have limited experience with programs in new disciplines and may need to modify existing systems and strategies or enter into arrangements with other educational institutions to provide new programs effectively and profitably. If our institutions are unable to increase enrollment in new programs, offer new programs in a cost-effective manner or otherwise manage effectively the operations of newly established academic programs, our revenues, financial condition, cash flows and results of operations could be adversely affected.
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
The expansion of existing academic programs and the development of new programs may not be accepted by current or prospective students or by prospective employers of our institutions' graduates. Even if our institutions develop acceptable new programs, they may not be able to begin offering those new programs in a timely fashion or as quickly as our competitors offer similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes or other factors, the rates at which our institutions' graduates obtain jobs in their fields of study could suffer, our ability to attract and retain students could be impaired and our business could be adversely affected.
We may be unable to sufficiently protect our proprietary rights and we may encounter disputes from time to time relating to our use of the intellectual property of third parties.
We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements with employees and third parties to protect our proprietary rights. We have trademark and service mark registrations and pending applications for additional registrations in the United States and select foreign jurisdictions. We also own the domain name rights for our institutions, as well as other words and phrases important to our business. On December 2, 2014, we were issued U.S. Patent No. 8,903,783 for a new invention called System and Method for Publishing and Displaying Digital Materials, and

we have applied for additional domestic and international patents for certain technology developed by us. We also have registered copyrights for exemplary business course materials. Nonetheless, as new challenges arise in protecting these proprietary rights online, we cannot assure you that these measures will be adequate to protect our proprietary rights, that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States or select foreign jurisdictions, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our technology, curricula, and online resource material, among others. Our management's attention may be diverted by these attempts, and we may need to expend funds in litigation to protect our proprietary rights against any infringement or violation.
We may also encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. In certain instances, we may not have obtained sufficient rights to the content of a course. Third parties may raise claims against us alleging an infringement or violation of their intellectual property. Some third-party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid all alleged violations of such intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant, or our institutions may be required to alter the content of their classes to be non-infringing.
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
Failure to comply with the terms of our Credit Agreement with Comerica Bank could impair our rights to the assets we pledged as collateral under the agreement.
On April 13, 2012, we entered into a $50 million revolving line of credit (the “Facility”) pursuant to an Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) with the lenders signatory thereto and Comerica Bank, as administrative agent for the lenders. At our option, we may increase the size of the Facility up to $100 million (in certain minimum increments), subject to the terms and conditions of the Credit Agreement. Additionally, we may request swing-line advances under the Facility up to $3 million in the aggregate.
To secure our obligations under the Credit Agreement (and related documents), we granted Comerica Bank a first priority security interest in substantially all of our assets, including our real property. If an event of default occurs or if we otherwise fail to comply with any of the negative or affirmative covenants of the Credit Agreement (and related documents), including the failure of either of our institutions to maintain Title IV eligibility, Comerica Bank may declare all of the obligations and indebtedness under the Credit Agreement (and related documents) due and payable. In such a scenario, we may lose our right, title and interest in the property that secures such obligations and indebtedness. For more information about the Credit Agreement and related documents, see Note 12, “Credit Facilities” to our annual consolidated financial statements, which are included elsewhere in this report.

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
In addition, many of our institutions' students borrow Title IV loans to pay for tuition, fees and other expenses. A protracted economic slowdown could negatively impact their ability to repay those loans which would negatively impact our institutions' cohort default rates. Our institutions' students also are frequently able to borrow Title IV loans in excess of their tuition. The excess is received by such students as a stipend. However, if a student withdraws, we must return any unearned Title IV funds, including stipends. A protracted economic slowdown could negatively impact such students' ability to repay those stipends. As a result, the amount of Title IV funds we would have to return without reimbursement from students could increase, and our results of operations could suffer.
If we fail to effectively identify, pursue and consummate acquisitions, either in the U.S. or outside of the U.S., our ability to grow could be impacted and our profitability may be adversely affected.
Acquisitions are one component of our overall long-term growth strategy. From time to time, we engage in evaluations of, and discussions with, possible domestic and international acquisition candidates. We may not be able to identify suitable acquisition opportunities, complete acquisitions on favorable terms, or successfully integrate or profitably operate acquired institutions or businesses. There may be particular difficulties and complexities (regulatory or otherwise) associated with our expansion into international markets, and our strategies may not succeed beyond our current markets. If we are unable to effectively address these challenges, our ability to execute this component of our long-term strategy will be impaired, which could have and adverse effect on our ability to grow and our profitability.
The acquisition, integration and growth of acquired businesses may present challenges that could harm our business.
The successful integration and profitable operation of an acquired institution or business, including the realization of anticipated cost savings and additional revenue opportunities, can present challenges, and the failure to overcome these challenges can have an adverse effect on our business, financial condition, cash flows and results of operations. Some of these challenges include:

•	the inability to maintain uniform standards, controls, policies and procedures;

•	distraction of management's attention from normal business operations during the integration process;

•	the inability to attract and/or retain key management personnel to operate the acquired entity;

•	the inability to obtain, or delay in obtaining, regulatory or other approvals necessary to operate the business;

•	the inability to correctly estimate the size of a target market or accurately assess market dynamics;

•	expenses associated with the integration efforts; and

•	unidentified issues not discovered in the due diligence process, including legal contingencies.
An acquisition related to an institution or other educational business often requires one or multiple regulatory approvals. If we are unable to obtain such approvals, or we obtain them on unfavorable terms, our ability to consummate a transaction may be impaired or we may be unable to operate the acquired entity in a manner that is favorable to us. If we fail to properly evaluate an acquisition, we may be required to incur costs in excess of what we anticipated, and we may not achieve the anticipated benefits of such acquisition.

We may finance a future acquisition with existing funds or funds raised through debt or equity financing. If we use existing funds, we will lower the amount of funds we currently have. If we arrange for alternative financing, we may not be able to obtain such financing on favorable terms. In addition, equity financing could dilute the holdings of our stockholders, which may affect our stock price.
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
We face risk in connection with institutional loan programs implemented at our institutions. If students participating in such programs fail to timely repay their loans, our business will be negatively impacted.
Both Ashford University and University of the Rockies have institutional loan programs for their online student population. Under these programs, our institutions loan money directly to eligible and qualifying students. At December 31, 2014, there was $10.5 million of net outstanding institutional loans combined. If students participating in these programs fail to timely repay their loans, it could have a negative impact on our financial condition, cash flows and results of operations.
We may not earn enough revenue from Constellation, Waypoint Outcomes and our other technologies to offset the costs of innovating, developing, deploying and marketing these technologies.
In recent periods, we have devoted increasing amounts of resources to innovating, developing, deploying and marketing new technologies such as Constellation, Waypoint Outcomes, and the mobile application technology for our institutions. If we are unable to earn revenue sufficient to offset the costs of innovating, developing, deploying and marketing such technologies, our financial condition, cash flows and results of operations could be negatively impacted.
Our failure to comply with environmental laws and regulations governing our activities could result in financial penalties and other costs.
We use hazardous materials at our ground campuses and generate small quantities of waste, such as used oil, antifreeze, paint, car batteries and laboratory materials. Additionally, we purchased real property near our Ashford University campus in Clinton, Iowa, for purposes of future campus expansion and student housing at which we have identified minor environmental issues. We are subject to a variety of environmental laws and regulations governing, among other things, the use, storage and disposal of solid and hazardous substances and waste, and the clean-up of contamination at our facilities or off-site locations to which we send or have sent waste for disposal. If we do not maintain compliance with any of these environmental laws and regulations, or we are responsible for a spill or release of hazardous materials, we could incur significant costs for clean-up, damages and fines or penalties.
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
We have a limited operating history. Accordingly, our historical and recent financial and business results may not necessarily be representative of future results.
We have a limited operating history on which you can evaluate our business strategy, our financial results and trends in our business. As a result, our historical results and trends, including bad debt expense and our institutions' enrollments and cohort default rates, may not be indicative of future results.

Risk Related to Our Common Stock
The price of our common stock has fluctuated significantly in the past and may continue to do so in the future. As a result, you could lose all or part of your investment.
Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common stock has fluctuated significantly in the past, and there is no assurance it will not continue to fluctuate significantly for a variety of different reasons, including, without limitation:

•	a failure to remediate the control deficiencies that constitute the material weaknesses in our internal controls discussed in Part II, Item 9A, “Controls and Procedures”;

•	developments regarding the accreditation or state licensing of our academic institutions, particularly Ashford University;

•	our quarterly or annual earnings or those of other companies in our industry;

•	public reaction to our press releases, corporate communications and SEC filings;

•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of other companies in our industry;

•	seasonal variations in our student enrollment;

•	new laws or regulations or new interpretations of laws or regulations applicable to our industry or business;

•	negative publicity, including government hearings and other public lawmaker or regulator criticism, regarding our industry or business;

•	changes in enrollment;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	litigation involving our company or investigations or audits by regulators into the operations of our company or our competitors;

•	sales of common stock by our directors, executive officers and significant stockholders; and

•	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events.
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
Sales of outstanding shares of our common stock into the market in the future could cause the market price of our stock to drop significantly, even if our business is doing well.
If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. At December 31, 2014, 45.4 million shares of our common stock were outstanding.
In addition, as of December 31, 2014, there were 5.2 million shares of our common stock underlying outstanding stock options and 2.3 million shares of our common stock underlying outstanding stock awards, including restricted stock units and performance stock units. All shares subject to outstanding stock options are eligible for sale in the public market to the extent permitted by the provisions of the applicable stock option agreement and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline. Under Rule 144, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

If securities or industry analysts change their recommendations regarding our common stock adversely or if our operating results do not meet their expectations, our stock price could decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business or industry. If one or more of these analysts ceases coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrades our common stock, whether as a result of any material weakness in our internal controls or other factors, or if our operating results do not meet their expectations, our stock price could decline.
Our principal stockholder has significant influence over matters requiring stockholder approval and access to our management.
As of December 31, 2014, Warburg Pincus beneficially owned 61.0% of our outstanding common stock. Accordingly, Warburg Pincus may exercise significant influence over the election of our directors, amendments to our certificate of incorporation and bylaws and other actions requiring the vote or consent of our stockholders, including mergers, going private transactions and other extraordinary transactions. The ownership position of Warburg Pincus may have the effect of delaying, deterring or preventing a change of control or a change in the composition of our board of directors.
In February 2009, we entered into a nominating agreement with Warburg Pincus. Under the nominating agreement, as long as Warburg Pincus beneficially owns at least 15% of the outstanding shares of our common stock, we will, subject to our fiduciary obligations, nominate and recommend to our stockholders that two individuals designated by Warburg Pincus be elected to our board of directors. Additionally, if Warburg Pincus beneficially owns less than 15% but more than 5% of the outstanding shares of our common stock, we will, subject to our fiduciary obligations, nominate and recommend to our stockholders that one individual designated by Warburg Pincus be elected to our board of directors. Two directors affiliated with Warburg Pincus, Patrick T. Hackett and Adarsh Sarma, currently serve on our board of directors.
We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment in our common stock is if the price of our common stock appreciates.
We do not expect to pay dividends on shares of our common stock in the foreseeable future and we intend to use our cash position to grow our business. Consequently, your only opportunity to achieve a positive return on your investment in our common stock will be if the market price of our common stock appreciates.
Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.
Subject to the rules of the New York Stock Exchange (the “NYSE”), our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of capital stock. At December 31, 2014, 300.0 million shares of common stock were authorized for issuance under our certificate of incorporation, 45.4 million shares of which were outstanding. At December 31, 2014, 20.0 million shares of preferred stock were authorized for issuance under our certificate of incorporation, no shares of which were outstanding. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in your rights as a stockholder being subject to the prior rights of holders of that preferred stock.
Provisions in our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, may depress the trading price of our stock.
Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our stock by acting to discourage, delay or prevent a change of control of our company or changes in our board of directors that the stockholders of our company may deem advantageous. These provisions:

•	authorize the issuance of “blank check” preferred stock by our board of directors to increase the number of outstanding shares to discourage a takeover attempt;

•	provide for a classified board of directors (three classes);

•	provide that stockholders may only remove directors for cause;

•
provide that any vacancy on our board of directors, including a vacancy resulting from an increase in the size of the board, may only be filled by the affirmative vote of a majority of our directors then in office, even if less than a quorum;

•	provide that a special meeting of stockholders may only be called by our board of directors or by our chief executive officer;

•
provide that action by written consent of the stockholders may be taken only if the board of directors first approves such action, except that if Warburg Pincus holds at least 50% of our outstanding capital stock on a fully diluted basis, whenever the vote of stockholders is required at a meeting for any corporate action, the meeting and vote of stockholders may be dispensed with, and the action may be taken without such meeting and vote, if a written consent is signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at the meeting of stockholders; provided that, notwithstanding the foregoing, we will hold an annual meeting of stockholders in accordance with NYSE rules for so long as our shares are listed on the NYSE, and as otherwise required by the bylaws;

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
We also lease property in California, Colorado, Iowa and Washington D.C. for campus operations, corporate functions, enrollment services and student support services. Below is a table summarizing our leased properties:

Number of Buildings	Location	Total Square Footage	Lease Expiration	Primary Use
5	San Diego, CA	625,000	2017-2020	Enrollment services, student support services and corporate functions
2	Denver, CO	260,000	2021-2023	Enrollment services, student support services and corporate functions
2	Clinton, IA	37,000	2016	Campus operations, enrollment services and student support services
2	Colorado Springs, CO	7,500	2015	Campus operations
1	Washington, D.C.	2,000	2015	Corporate functions
As security for the performance of our obligations under the loan documents in connection with our $50 million revolving line of credit with Comerica Bank, we granted the lenders a first priority security interest in substantially all of our assets, including our real property having a book value of $7.1 million as of December 31, 2014. For more information regarding this line of credit, see Note 12, “Credit Facilities” to our annual consolidated financial statements, which are included elsewhere in this report.
Our facilities are utilized consistent with management's expectations and we believe such facilities are suitable and adequate for current requirements, and that additional space can be obtained on commercially reasonable terms to meet future requirements.
Item 3. Legal Proceedings.
For information regarding legal proceedings, see Note 20, “Commitments and Contingencies” to our annual consolidated financial statements, which are included elsewhere in this report, the text of which is incorporated by reference into this Part I, Item 3.
Item 4. Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “BPI.” The following table sets forth, for each full quarterly period in 2014 and 2013, the high and low sale prices of our common stock as reported on the NYSE.

	High ($)	Low ($)
2013
First Quarter	11.38	9.51
Second Quarter	13.32	9.62
Third Quarter	18.13	11.89
Fourth Quarter	20.33	15.64
2014
First Quarter	20.15	14.12
Second Quarter	16.25	12.63
Third Quarter	14.00	11.06
Fourth Quarter	12.79	10.55
Holders of Record
As of March 4, 2015, the closing sales price of our common stock on the NYSE was $10.04 per share and there were 22 holders of record of our common stock, including the Depository Trust Company, which holds shares on behalf of an indeterminate number of beneficial owners.
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
In connection with our $50 million revolving credit agreement with the lenders signatory thereto and Comerica Bank, as administrative agent for the lenders, we are not permitted to make dividend payments, stock redemptions, permitted acquisitions and other specified cash expenditures exceeding an aggregate of $300 million during the term of the agreement. For more information regarding this line of credit, see Note 12, “Credit Facilities” to our annual consolidated financial statements, which are included elsewhere in this report.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
We repurchased no common stock in the fourth quarter of 2014. For information regarding our recent stock repurchase programs authorized by our board of directors, see Note 16, “Stock Repurchase Programs” to our annual consolidated financial statements, which are included elsewhere in this report.

Performance Graph
The following graph compares the cumulative total return provided to stockholders on Bridgepoint Education Inc.'s common stock relative to the cumulative total returns of the Russell 3000 Index and a customized peer group of four postsecondary education companies that includes: American Public Education, Inc., Capella Education Company, Grand Canyon Education, Inc. and Strayer Education, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the index, and in the peer group on December 31, 2009, and the investment's relative performance is tracked through December 31, 2014.

*
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Bridgepoint Education, Inc. under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. Selected Consolidated Financial Data.
The following selected consolidated financial and other data should be read in conjunction with Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements, which are included elsewhere in this report. The consolidated statement of income data, consolidated balance sheet data, and consolidated other data set forth below as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 have been derived from our consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods; the risk factors set forth in Part I, Item 1A, “Risk Factors” also discuss material uncertainties that could cause the data reflected below not to be indicative of our future financial condition or results of operations. We declared no cash dividends during the periods presented.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statement of Income Data:	(In thousands, except per share data)
Revenue	$638,705	$751,449	$943,405	$915,247	$699,894
Operating income	14,311	68,463	191,627	270,953	213,833
Net income	9,668	45,883	121,146	171,078	125,835
Earnings per common share:
Basic	$0.21	$0.85	$2.29	$3.27	$2.34
Diluted	0.21	0.83	2.17	2.99	2.11

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:	(In thousands)
Cash, cash equivalents, restricted cash and investments	$356,545	$356,435	$514,671	$407,232	$299,153
Total assets	558,095	570,012	742,413	607,537	466,811
Total indebtedness (including short-term indebtedness)	—	—	—	—	—
Total stockholders' equity	365,881	344,538	483,196	347,549	233,828

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Other Data:	(In thousands, except enrollment data)
Cash flows provided by (used in):
Operating activities	$25,219	$85,586	$149,905	$215,954	$176,995
Investing activities	(33,026)	115,196	(23,009)	(208,048)	(94,472)
Financing activities	2,284	(197,227)	1,868	(67,357)	(32,521)
Period-end enrollment (unaudited)(1):
Online	55,081	62,668	80,791	85,527	77,033
Campus-based	742	956	1,019	1,115	859
Total	55,823	63,624	81,810	86,642	77,892

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our annual consolidated financial statements, which are included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management's expectations. See Part I, Item 1A, “Risk Factors” and “Special Note Regarding Forward-Looking Statements” at the beginning of this report.
Overview
We are a provider of postsecondary education services. Our academic institutions, Ashford University and University of the Rockies, offer associate's, bachelor's, master's and doctoral programs online as well as at their traditional campuses located in Iowa and Colorado, respectively. As of December 31, 2014, our institutions offered approximately 1,580 courses, 80 degree programs and 150 specializations. We are also focused on developing innovative new technologies to improve the way students learn, such as the mobile learning platforms for our institutions, Constellation and Waypoint Outcomes. For more information on our business, see Part I, Item 1, “Business - Overview.”
Key operating data
In evaluating our operating performance, our management focuses in large part on (i) revenue, (ii) operating income and (iii) period-end enrollment at our academic institutions (online and campus-based). The following table, which you should read in conjunction with our annual consolidated financial statements contained elsewhere in this report, presents our key operating data for the years ended December 31, 2014, 2013 and 2012 (in thousands, except for enrollment data):

	Year Ended December 31,
	2014	2013	2012
Consolidated Statement of Income Data:
Revenue	$638,705	$751,449	$943,405
Operating Income	14,311	68,463	191,627
Consolidated Other Data:
Period-end enrollment (unaudited)(1)
Online	55,081	62,668	80,791
Campus-based	742	956	1,019
Total	55,823	63,624	81,810

(1)
We define enrollments as the number of active students on the last day of the financial reporting period. A student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or has provided us with notice of withdrawal.

Key enrollment trends
In recent years, we have experienced a general decline in student enrollments, revenue and operating income. Enrollment at our combined institutions declined to 55,823 at December 31, 2014 as compared to 63,624 at December 31, 2013, representing a decrease of 12.3%.
Trends and uncertainties regarding revenue and continuing operations
Ashford University made many changes to its operations and business initiatives throughout 2012 and 2013 as part of its reapplication for initial accreditation from WASC Senior College and University Commission (“WSCUC”). These initiatives included hiring new leadership, implementing smaller class sizes, expanding minimum age-levels for students, implementing the Ashford Promise (an initiative that allows online students a full refund for all tuition and fees through the third week of a student's first class), hiring additional full-time faculty, and implementing new program review models.
Many of these initiatives have resulted in higher expense to the organization, primarily in the areas of instructional costs and services, and have contributed to the recent declines in new enrollment and the resulting decline in revenue.
Although we continue to see a demand for postsecondary education and Title IV funds continue to be available to current and prospective students, our historical results and trends, including enrollments, instructional costs and services, and admissions advisory and marketing expenses, may not be indicative of our future results.

There have been reductions in force to help better align personnel with the decline in enrollments. In the second quarter of 2013, there was a reduction in force in which we recognized $5.9 million of severance costs for wages and benefits during that quarter. The total severance amount was charged as $4.8 million to instructional costs and services, $0.3 million to admissions advisory and marketing expenses, and $0.8 million to general and administrative expenses. These costs were fully paid by the end of the third quarter of 2013 from existing cash on hand. There was an additional reduction in force during the fourth quarter of 2014 for which we recognized $3.6 million of severance costs for wages and benefits during the fourth quarter. The total severance amount was charged as $1.2 million to instructional costs and services, $0.8 million to admissions advisory and marketing expenses, and $1.6 million to general and administrative expenses. These costs are anticipated to be fully paid out by the end of the first quarter of 2015 from existing cash on hand.
The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fourth quarter of 2014, the Company decided to terminate a software development program for internal operations due to a change in the Company's plans. As a result, the Company recorded an asset impairment charge of $2.2 million for previously capitalized software costs, all of which was recorded as general and administrative expenses in the consolidated statements of income.
Due to the decline in enrollment and resulting reductions in headcount, in the fourth quarter of 2014, the Company reassessed its obligations on non-cancelable leases. For the year ended December 31, 2014, there was $6.5 million recorded for lease exit costs, which primarily related to properties in Denver and San Diego. This cost was charged as $2.9 million to instructional costs and services, $2.8 million to admissions advisory and marketing expenses, and $0.8 million to general and administrative expenses. Additionally, the Company recognized an impairment charge of $4.6 million to write-off certain fixed assets (which was charged as $2.1 million to instructional costs and services, $2.0 million to admissions advisory and marketing expenses, and $0.5 million to general and administrative expenses).
Liquidity and capital resources and anticipated capital expenditures
We financed our operating activities and capital expenditures during 2014 and 2013 primarily through cash provided by operating activities. At December 31, 2014, we had cash, cash equivalents, restricted cash and investments totaling $356.5 million and no long-term debt. Based on our current level of operations, we believe that our cash flows from operating activities, our cash and cash equivalents, and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. For the year ending December 31, 2015, we expect capital expenditures to be approximately $11.0 million.
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
Enrollments
Enrollments are a function of the number of continuing students at the beginning of each period and new enrollments during the period, which are offset by students who either graduated or withdrew during the period. Our online courses are typically five or six weeks in length and have weekly start dates throughout the year, with the exception of a two-week break during the holiday period in late December and early January. Our campus-based courses are typically nine or 16 weeks and have one start per term, with two to five terms per year.
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

Admissions advisory and marketing. Admissions advisory and marketing costs include compensation of personnel engaged in marketing and recruitment, as well as costs associated with purchasing leads and producing marketing materials. Our admissions advisory and marketing expenses are generally affected by the cost of advertising media and leads, the efficiency of our marketing and recruiting efforts, salaries and benefits for our enrollment personnel, and expenditures on advertising initiatives for new and existing academic programs. Advertising costs, consisting primarily of marketing leads, are expensed as incurred or the first time the advertising takes place, depending on the type of advertising activity. Admissions advisory and marketing costs also include an allocation of information technology, facility, depreciation and amortization costs.
General and administrative. General and administrative expenses include compensation of employees engaged in corporate management, finance, human resources, compliance and other corporate functions. General and administrative expenses also include professional services fees, travel and entertainment expenses, and an allocation of information technology, facility, depreciation and amortization costs.
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
Critical Accounting Policies and Use of Estimates
Critical accounting policies are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. The footnotes to our annual consolidated financial statements, which are included elsewhere in this report, also include disclosure of significant accounting policies. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain.
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
Revenue recognition
We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, our fees or price is fixed or determinable, and collectibility is reasonably assured. The majority of our revenue comes from tuition revenue and is shown net of scholarships and refunds. Tuition revenue is recognized on a straight-line basis over the applicable period of instruction, with the exception of an online student's first course per degree level at Ashford University. Effective in the fourth quarter of 2012, an online student's first course per degree level at Ashford University falls under a three-week conditional admission period, also known as the Ashford Promise, in which the revenue is deferred until the student matriculates into the course.
Our institutions' online students generally enroll in a program that encompasses a series of five to six-week courses that are taken consecutively over the length of the program. With the exception of those students under conditional admission, online students are billed on a payment period basis on the first day of a class. Our institutions' traditional campus-based students enroll in a program that encompasses a series of nine-week or 16-week courses. These students are billed at the beginning of each term. We assess collectibility at the start of a student’s payment period for the courses in that payment period (generally five courses for undergraduates and four courses for graduates).
Deferred revenue and student deposits represents unearned tuition and fees as well as student payments in excess of charges. We record an account receivable and corresponding deferred revenue for the amount of tuition and fees for enrolled courses when a student is billed for a payment period. Payments received either directly from the student or from the student's source of funding that exceed amounts billed are recorded as student deposits. At the end of each accounting period, the deferred revenue and student deposits and related account receivable balances are reduced to present amounts attributable to the current course.
If a student withdraws from a program prior to certain dates, the student is entitled to a refund of a portion of tuition, depending on the date the student last attended a class. Students under conditional admission are not obligated for payment until after their conditional admission period has lapsed, so there is no potential refund. For all subsequent courses, (i) if an online student drops a class and the student's last date of attendance was in the first week of class, the student receives a full refund of the tuition for that class, (ii) if an online student drops a class and the last date of attendance was in the second week of the class, the student receives a refund of 50% of the tuition for that class and (iii) if an online student drops a class and the student's last date of attendance was after the second week of the class, the student is not entitled to a refund. We monitor student attendance in online courses through activity in the online program associated with that course. After two weeks have passed without attendance in a class by the student, the student is presumed to have dropped the course as of the last date of attendance, and the student's tuition is automatically refunded to the extent the student is entitled to a refund based on the refund policy above, subject to certain state requirements that require a pro rata refund. We estimate expected refunds based on historical refund rates and record a provision to reduce revenue for the amount that is expected to be refunded. Refunds issued by us for services that have been provided in a prior period have not historically been material. Future changes in the rate of student withdrawals may result in a change to expected refunds and would be accounted for prospectively as a change in estimate. We reassess collectibility throughout the period revenue is recognized by our institutions, on a student-by-student basis. We reassess collectibility based upon new information and changes in facts and circumstances relevant to a student's ability to pay. For example, we reassess collectibility when a student drops from the institution (i.e., is no longer enrolled) and when a student attends a course that was not included in the initial assessment of collectibility at the start of a student’s payment period.
Prior to January 1, 2013, both institutions recorded revenue from technology fees, which are one-time start up fees charged to each new online student, other than military, scholarship students or certain corporate reimbursement students. Under this methodology, technology fee revenue was then recognized ratably over the average expected enrollment of a student. The average expected enrollment of the student was estimated each quarter based upon historical duration of attendance and qualitative factors as deemed necessary. University of Rockies has continued with this methodology. Beginning on January 1, 2013, Ashford University eliminated the one-time technology fee and replaced it with a per course charge. The per course technology fee revenue for Ashford University is currently recognized on a straight-line basis over the applicable period of instruction.
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
Accounts receivable are stated at the amount management expects to collect from outstanding balances. For accounts receivable, an allowance for doubtful accounts is estimated by management and is principally based on historical collection experience as well as (i) an assessment of individual accounts receivable over a specific aging and amount, (ii) consideration of the nature of the receivable accounts and (iii) potential changes in the business or economic environment. The provision for bad debts is recorded within instructional costs and services in the consolidated statements of income. We charge off uncollectable accounts receivable when the student account is deemed uncollectable by internal collection efforts or by a third-party collection agency.

Loan loss reserves
Student loans receivable consist of loans to qualified students and have a repayment period of 10 years from the date of graduation or withdrawal from our institutions. The interest rate charged on student loans is a fixed rate of either 4.5% or 0.0% depending upon the repayment plan selected. If the student selects the rate of 0.0%, the student must pay $50 per month on the loan while enrolled in school and during the six months of grace period (after graduation or withdrawal) before the repayment period begins. On the 0.0% student loans, we impute interest using the rate that would be used in a market transaction with similar terms. Interest income on student loans is recognized using the effective interest method and is recorded within other income in the consolidated statements of income.
Student loans receivable are stated at the amount management expects to collect from outstanding balances. For tuition related student loan receivables, we estimate an allowance for doubtful accounts, similar to that of accounts receivable, based on (i) an assessment of individual loans receivable over a specific aging and amount, (ii) consideration of the nature of the receivable accounts, (iii) potential changes in the business or economic environment and (iv) related FICO scores and other industry metrics. The related provision for bad debts is recorded within instructional costs and services in the consolidated statements of income.
For non-tuition related student loans, we utilize an impairment methodology. Under this methodology, management determines whether a loan would be impaired if we will be unable to collect all amounts due in accordance with the contractual terms of the individual loan agreement. This assessment is based on an analysis of several factors, including aging history and delinquency trending, the risk characteristics and loan performance of the specific loans, and current economic conditions and industry trends. Credit quality is assessed at the outset of a loan, based upon the applicant's FICO score during the loan application process. We consider loans to be impaired when they reach a delinquency status that requires specialized collection efforts. We define delinquency for loans as being for students who are no longer active, having amounts that are past due and having the last activity more than 120 days old. We record a loss reserve for the full book value of the impaired loans. The loan loss reserve is maintained at a level deemed adequate by management based on a periodic analysis of the individual loans and is recorded within instructional costs and services in the consolidated statements of income.
Impairments of intangible assets
We test indefinite-lived intangible assets for impairment annually in the fourth quarter of each fiscal year, or more frequently if events and circumstances warrant. To evaluate the impairment of the indefinite-lived intangible assets, we assessed the fair value of the assets to determine whether they were in excess of the carrying values. Determining the fair value of indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions are inherently uncertain, and can include such items as growth rates used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and a determination of appropriate market comparables. Our assessment of indefinite-lived intangible assets during the fourth quarter of fiscal 2014 did not result in any impairment. There have been no impairment losses recognized by us for any periods presented.
We have definite-lived intangible assets, which primarily consist of purchased intangibles and capitalized curriculum development costs. The definite-lived intangible assets are recognized at cost less accumulated amortization. Amortization is computed using the straight-line method based on estimated useful lives of the related assets unless there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We estimate that the useful life of the capitalized curriculum development costs is three years and the useful life of the purchased intangibles is the life of the related contract.
Impairments of long-lived assets
We assess potential impairment to our long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could cause us to assess potential impairment include significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends. An impairment loss is recorded when the carrying amount of the long-lived asset is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and an expense to operating results.
We use various assumptions in determining undiscounted cash flows expected to result from the use and eventual disposition of an asset, including assumptions regarding revenue growth rates, operating costs, certain capital additions, assumed discount rates, disposition or terminal value and other economic factors. These variables require management to make judgments and include inherent uncertainties such as continuing acceptance of our institutions' education offerings by prospective students, our ability to manage operating costs and the impact of changes in the economy on our business. A variation in the assumptions used could lead to a different conclusion regarding the realizability of an asset and, thus, could have a significant effect on our conclusions regarding whether an asset is impaired and the amount of impairment loss recorded in the consolidated financial statements.
Income taxes
We utilize the liability method of accounting for income taxes. Significant judgments are required in determining the consolidated provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax settlement is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite our belief that our tax return positions are supportable, we believe that it is more-likely-than-not that those positions may not be fully sustained upon review by tax authorities. We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors, including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters differs from our expectations, such differences will impact income tax expense in the period in which such determination is made.
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
We are required to file income tax returns in the United States and in various state income tax jurisdictions. The preparation of these income tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by us. The income tax returns, however, are subject to audits by the various federal and state taxing authorities. As part of these reviews, the taxing authorities may disagree with our tax positions. The ultimate resolution of these tax positions is often uncertain until the audit is complete and any disagreements are resolved. We therefore record an amount for our estimate of the additional tax liability, including interest and penalties, for any uncertain tax positions taken or expected to be taken in an income tax return. We review and update the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, and upon completion of tax audits and expiration of statutes of limitations. We record interest and penalties related to income tax matters in income tax expense.
In addition to estimates inherent in the recognition of current taxes payable, we estimate the likelihood that we will be able to recover our deferred tax assets each reporting period. Realization of our deferred tax assets is dependent upon future taxable income. To the extent we believe it is more-likely-than-not that some portion or all of our net deferred tax assets will not be realized, we establish a valuation allowance recorded against deferred tax assets. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. We recognize windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized by us upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that we had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, we follow the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes.
Stock-based compensation
We grant options to purchase our common stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) to eligible persons under our 2009 Stock Incentive Plan. The benefits provided under these plans are share-based payments and are recorded in our consolidated statement of income based upon their fair values.
Stock-based compensation cost is measured using the grant date fair value of the award and is expensed over the vesting period. The fair value of RSUs is the stock price on the date of grant multiplied by the number of units awarded. The fair value of PSUs is estimated based on our stock price as of the date of grant using a Monte Carlo simulation model. We estimate the fair value of stock options on the grant date using the Black-Scholes option pricing model. Determining the fair value of stock options and PSUs at the grant date under these models requires judgment, including estimating our volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock options and PSUs represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

The risk-free interest rate is based on the U.S. Treasury yield of those maturities that are consistent with the expected term of the stock option or PSUs in effect on the grant date of the award. Dividend rates are based upon historical dividend trends and expected future dividends. As we have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future, a zero dividend rate is assumed in our calculation. We have determined that we now have enough historical stock option exercise information to be able to accurately compute an expected term for use as an assumption in the Black-Scholes option pricing and Monte Carlo simulation models. As such, our computation of expected term was calculated using our own historical data.
We do not have enough historical data on the volatility of our stock to use as a direct assumption in the Black-Scholes option pricing model. As such, we supplement our own stock volatility data with historical volatility data of comparable public companies, which we refer to as guideline companies, in order to calculate a volatility estimate for the number of years commensurate with our expected term assumption. In evaluating the comparability of the guideline companies, we consider factors such as industry, stage of life cycle, size and financial leverage. Stock options awarded under our equity incentive plans have an exercise price that equals or exceeds the closing price of our common stock on the date of grant.
The amount of stock-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest. We estimate stock option forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The effect of a 10% change in estimates to any of the individual inputs to the Black-Scholes option pricing model or the Monte Carlo simulation model would not have a material impact on our consolidated financial statements.

Results of Operations
The following table sets forth our consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Instructional cost and services	50.3%	49.3%	36.4%
Admissions advisory and marketing	37.1%	31.3%	36.0%
General and administrative	10.4%	10.3%	7.4%
Total costs and expenses	97.8%	90.9%	79.8%
Operating income	2.2%	9.1%	20.2%
Other income, net	0.6%	0.4%	0.4%
Income before income taxes	2.8%	9.5%	20.6%
Income tax expense	1.2%	3.4%	7.8%
Net income	1.5%	6.1%	12.8%
Year Ended December 31, 2014, Compared to Year Ended December 31, 2013
Revenue. Our revenue for 2014 was $638.7 million, a decrease of $112.7 million, or 15.0%, as compared to $751.4 million for 2013. The decrease between periods was primarily due to the decrease in average weekly enrollment between fiscal year 2013 and fiscal year 2014. Ending student enrollment at our academic institutions decreased 12.3%, from 63,624 to 55,823 as of December 31, 2013 and 2014, respectively. The average weekly enrollment during fiscal year 2014 decreased to 61,344 from 72,500, or by 15.4% over the same period in the prior year, which resulted in a decrease in tuition revenue of approximately $114.8 million. The change in revenue was further impacted by a $8.4 million decrease in institutional scholarships, as we provided institutional scholarships of $105.1 million in 2014, compared to $113.5 million in 2013. We also experienced a decrease in technology fees of $5.6 million, from $15.7 million in 2013 to $10.1 million in 2014, primarily due to the decline in student enrollments. Additionally, revenue generated from Constellation was $20.2 million in 2014, compared to $20.8 million in 2013, which resulted in a decrease in revenue of approximately $0.6 million. These decreases in revenue were partially offset by the 1.7% tuition increase effective April 1, 2014, which resulted in an increase in revenue of approximately $12.7 million.
Instructional costs and services. Our instructional costs and services for 2014 were $321.3 million, a decrease of $49.4 million, or 13.3%, as compared to $370.7 million for 2013. These decreases were reflective of the decreases in enrollment. Student enrollment at our academic institutions decreased by 12.3% from 63,624 as of December 31, 2013 to 55,823 as of December 31, 2014. The average weekly enrollment during fiscal year 2014 also decreased to 61,344 from 72,500, or by 15.4%, over the same period in the prior year. Specific decreases between periods include decreases in direct compensation in the areas of academic management, financial aid support and student services of $20.2 million, bad debt expense of $18.9 million, instructor fees of $9.6 million, professional fees of $1.8 million, license fees of $0.9 million and information technology costs of $0.7 million. The above decreases were offset by increases in facilities costs of $1.7 million (which includes an allocation of $5.0 million for lease exit and asset impairment charges), corporate support services of $1.6 million, amortization of $1.3 million, financial aid processing fees of $0.6 million and loan impairment of $0.4 million.
Instructional costs and services, as a percentage of revenue, increased to 50.3% for 2014, as compared to 49.3% for 2013, primarily as a result of the decreased revenue. The increase of 1.0% as a percentage of revenue included increases in corporate support services of 1.3%, facilities costs of 1.1%, information technology costs of 0.6%, financial aid processing fees of 0.4% and amortization of 0.3%. These increases were offset by decreases in bad debt expense of 1.9%, direct compensation of 0.3%, instructor fees of 0.3% and professional fees of 0.2%. As a percentage of revenue, bad debt expense decreased to 4.4% for 2014, compared to 6.3% for 2013. We continue to focus on enhancing our processes and procedures around our accounts receivable, including improvements and efficiencies in financial aid processing in order to reduce the processing timeline, improved collection efforts on accounts receivable, and improved counseling to students about the financial aid process and related eligibility and amounts due from the student.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for 2014 were $236.7 million, an increase of $1.3 million, or 0.6%, as compared to $235.4 million for 2013. Specific factors contributing to the overall increase between periods were increases in advertising costs of $12.5 million, license fees of $2.9 million, facilities costs of $1.9 million(which includes an allocation of $4.8 million for lease exit and asset impairment charges) and information technology costs of $1.3 million. These increases were offset by decreases in related compensation of $13.4 million, due to fewer admissions and related personnel, and corporate support services of $2.9 million. Our admissions advisory and marketing expenses, as a percentage of revenue, increased to 37.1% for 2014 from 31.3% for 2013. The increase of 5.8% as a percentage of revenue was primarily due to the increases in advertising costs of 3.8%, facilities costs of 1.0%, selling compensation expense of 0.7% and information technology costs of 0.5%, offset by a decrease in corporate support services of 0.7%.
General and administrative. Our general and administrative expenses for 2014 were $66.4 million, a decrease of $10.5 million, or 13.7%, as compared to $76.9 million for 2013. The overall decrease between periods was due to decreases in other administrative costs of $5.9 million, primarily driven by the $9.0 million legal settlement in 2013, which did not occur in 2014. Other decreases include information technology costs of $1.7 million, administrative compensation of $1.5 million and depreciation of $0.7 million. These decreases were offset by increases in corporate support services of $1.3 million and professional fees of $0.4 million. Our general and administrative expenses, as a percentage of revenue, increased to 10.4% for 2014 from 10.3% for 2013. The 0.1% increase as a percentage of revenue included increases in administrative compensation of 0.9%, professional fees of 0.3% and depreciation of 0.3%. These increases were primarily offset by decreases in corporate support services of 0.5%, information technology costs of 1.2% and other administrative costs of 0.2%.
Other income, net. Our other income, net, for 2014 was $2.9 million, a decrease of $0.2 million as compared to $3.1 million for 2013, as a result of decreased interest income due to changes in levels of average cash and cash equivalents and investment balances. We believe that other income, net, will remain fairly consistent in 2015 based upon the current levels of cash and cash equivalents and investment balances.
Income tax expense. Income tax expense for 2014 was $7.5 million, a decrease of $18.2 million from $25.7 million for 2013, at effective tax rates of 43.8% and 35.9% for 2014 and 2013, respectively. The increase in our effective tax rate between periods was primarily due to the expiration of the statute of limitations which triggered the release of $1.9 million of tax reserve in the prior tax year, the effect of lower pre-tax income on relatively constant nondeductible expenses year over year, and an increase in reserves for uncertain tax positions in the current year.
Net income. Our net income for 2014 was $9.7 million, a decrease of $36.2 million, as compared to net income of $45.9 million for 2013, due to the factors discussed above.
Year Ended December 31, 2013, Compared to Year Ended December 31, 2012
Revenue. Our revenue for 2013 was $751.4 million, a decrease of $192.0 million, or 20.3%, as compared to $943.4 million for 2012. The decrease between periods was primarily due to the decrease in average weekly enrollment between fiscal year 2012 and fiscal year 2013. Ending student enrollment at our academic institutions decreased 22.2%, from 81,810 to 63,624 as of December 31, 2012 and 2013, respectively. The average enrollment during fiscal year 2013 decreased to 72,500 from 90,838, or by 20.2%, over the same period in the prior year, which resulted in a decrease in tuition revenue of approximately $155.7 million. Additionally, revenue generated from Constellation was $20.8 million in 2013, compared to $22.4 million in 2012, which resulted in a decrease in revenue of approximately $1.6 million. The decrease in revenue was partially offset by the 2.75% tuition increase effective April 1, 2013, which resulted in an increase in revenue of approximately $20.9 million. The overall decrease in revenue was also impacted by a decrease in technology fees of $44.9 million and a decrease in institutional scholarships of $11.2 million. We provided institutional scholarships of $113.5 million in 2013, compared to $124.7 million in 2012. We earned technology fees of $15.7 million in 2013, compared to $60.6 million in 2012. The decline of $44.9 million in technology fees between periods is primarily due to the decline in new student enrollments as well as the change in technology fee structure for Ashford University. Effective January 1, 2013, Ashford University eliminated the one-time technology fee of $1,290 it charged online students, and replaced it with a $50 per course charge.
Instructional costs and services. Our instructional costs and services for 2013 were $370.7 million, an increase of $27.7 million, or 8.1%, as compared to $343.1 million for 2012. In the second half of 2012, the Company began to increase its instructional costs and services costs in direct response to WSCUC accreditation efforts. These additional costs and services included hiring new leadership, implementing smaller class sizes, hiring additional full-time faculty and implementing new program review models. The Company continued these efforts and related changes to the cost structure throughout 2013. These increases were partially offset by decreases in enrollment. Student enrollment at our academic institutions decreased by 22.2% from 81,810 to 63,624 as of December 31, 2012 and 2013, respectively. The average weekly enrollment during fiscal year 2013 also decreased to 72,500 from 90,838, or by 20.2%, over the same period in the prior year. Specific increases between periods include increases in corporate support services of $20.7 million, direct compensation in the areas of academic management, financial aid support and student services of $17.6 million (including $4.8 million of severance charges from the second quarter of 2013), facilities costs of $6.5 million, loan impairment of $2.0 million and amortization of $1.7 million. These increases were offset by decreases in instructor fees of $9.6 million, bad debt expense of $5.7 million, and financial aid processing fees of $3.0 million. Instructional costs and services increased, as a percentage of revenue, to 49.3% for 2013, as compared to 36.4% for 2012, primarily as a result of the decreased revenue. The increase of 12.9% as a percentage of revenue included increases in direct compensation of 5.1%, corporate support services of 3.3%, facilities costs of 1.6%, information technology costs of 0.8%, bad debt expense of 0.7%, instructor fees of 0.3%, loan impairment of 0.3% and amortization of 0.3%. As a percentage of revenue, bad debt expense was 6.3% for 2013, compared to 5.6% for 2012. Although we resolved the accounts receivable aging issue, which resulted in the revision of bad debt for fiscal year 2012, we continued to be indirectly impacted within fiscal year 2013. As a result of the prior aging issue and the prior financial aid packaging issues, a backlog of work resulted for our financial aid and collections departments. Due to this backlog, the ability to package or collect prospective accounts throughout 2013 was reduced and resulted in higher bad debt. Additionally, due to the timing of the aging issue, in certain cases this resulted in the inability to package students timely in the first half of 2013. Lastly, we had reductions in our collections department workforce, which also resulted in higher bad debt. Although we cannot be certain that these changes will decrease bad debt expense in the future, we continue to focus on enhancing our processes and procedures around our accounts receivable, including improvements and efficiencies in financial aid processing in order to reduce the processing timeline, improved collection efforts on accounts receivable, and improved counseling to students about the financial aid process and related eligibility and amounts due from the student.
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
General and administrative. Our general and administrative expenses for 2013 were $76.9 million, an increase of $7.4 million, or 10.6%, as compared to $69.5 million for 2012. The overall increase between periods was due to increases in administrative compensation of $6.4 million, corporate support services of $4.4 million, depreciation of $2.4 million, information technology costs of $0.7 million, and professional fees of $0.5 million. These increases were offset by decreases in other administrative costs of $4.1 million, legal costs of $1.7 million and facilities costs of $1.1 million. Our general and administrative expenses, as a percentage of revenue, increased to 10.3% for 2013 from 7.4% for 2012. The 2.9% increase as a percentage of revenue included increases in administrative compensation of 1.9%, depreciation of 0.7%, and professional fees of 0.4%. These increases were primarily offset by a decrease in corporate support services of 0.4%.
Other income, net. Our other income, net, for 2013 was $3.1 million, a decrease of $0.4 million as compared to $3.5 million for 2012, as a result of decreased interest income due to changes in levels of average cash, cash equivalents and investment balances.
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
Liquidity and Capital Resources
Liquidity
We financed our operating activities and capital expenditures during the years ended December 31, 2014 and 2013, primarily through cash provided by operating activities. Our cash and cash equivalents were $207.0 million at December 31, 2014, and $212.5 million at December 31, 2013. In addition, at December 31, 2014 and 2013, we had total investments of $123.6 million and $107.0 million, respectively.
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
In December 2012, we repurchased 0.1 million shares of our common stock from certain senior executives for a cost of $0.6 million. This repurchase was approved by our board of directors. The shares were repurchased at a price equal to the closing price of our common stock on the NYSE on the day the repurchase was approved by our board of directors. No shares were sold into the market in connection with this share repurchase.
On November 10, 2013, a special committee of our board of directors approved a plan to purchase up to 10,250,000 shares of our common stock through a tender offer. The tender offer commenced on November 13, 2013 and expired on December 11, 2013. On December 18, 2013, we repurchased shares of our common stock through the tender offer at a price of $19.50 per share. The tender offer was oversubscribed, resulting in the purchase of approximately 10.2 million shares, including 0.2 million shares underlying previously unexercised stock options, for a total cost of $199.9 million, exclusive of fees. The repurchased shares were added to treasury stock.
Available borrowing facilities
On April 13, 2012, we entered into a $50 million revolving line of credit (the “Facility”) pursuant to an Amended and Restated Revolving Credit Agreement (the “Revolving Credit Agreement”) with the lenders signatory thereto and Comerica Bank (“Comerica”), as administrative agent for the lenders. At our option, we may increase the size of the Facility up to $100 million (in certain minimum increments), subject to the terms and conditions of the Revolving Credit Agreement. Additionally, we may request swing-line advances under the Facility up to $3 million in the aggregate.
Under the Revolving Credit Agreement and the documents executed in connection therewith (collectively, the “Facility Loan Documents”), the lenders have agreed to make loans to us and issue letters of credit on our behalf, subject to the terms and conditions of the Facility Loan Documents. The Facility has a term of three years and matures on April 13, 2015. Interest and fees accruing under the Facility are payable quarterly in arrears and principal is payable at maturity. We may terminate the Facility upon five days' notice without premium or penalty, other than customary breakage fees.
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
As of December 31, 2014, we used the availability under the Facility to issue letters of credit aggregating $5.8 million. We were in compliance with all financial covenants in the Facility Loan Documents and had no borrowings outstanding under the Facility as of December 31, 2014.
For more information about the Loan Documents, see Note 12, “Credit Facilities” to our annual consolidated financial statements, which are included elsewhere in this report.
Title IV funding
Our institutions derive the substantial majority of their respective revenues from students who enroll and are eligible for various federal student financial assistance programs under Title IV of the Higher Education Act of 1965, as amended. In the years ended December 31, 2014, 2013 and 2012, Ashford University derived 83.4%, 85.6% and 86.4%, respectively, and University of the Rockies derived 88.3%, 87.6% and 87.3%, respectively, of their revenues (calculated on a cash basis in accordance with applicable statutory provisions and Department regulations) from Title IV funds. Our institutions are subject to significant regulatory scrutiny on the basis of numerous standards that the institutions must satisfy in order to participate in Title IV programs. For more information regarding Title IV programs and the regulation thereof, see “Regulation” in Part I, Item 1 of this report. The balance of revenues derived by our institutions is from government tuition assistance programs for military personnel, including veterans, cash pay and corporate reimbursement, private loans and internal loan programs. For more information regarding these student financing options, see “Business - Student Financing” in Part I, Item 1 of this report.
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
Financial responsibility
For the fiscal year ended December 31, 2013, the composite score calculated was 3.0, satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. We expect the consolidated composite score to be 2.7 for the year ended December 31, 2014. However, the consolidated calculation is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2014. For more information, see “Regulation - Department Regulation of Title IV Programs - Financial responsibility” in Part I, Item 1 of this report.
Internal loan program
We have implemented programs at both of our institutions in which the institution provides direct loans to students. For University of the Rockies, the total amount of direct loans provided during 2014, 2013 and 2012 was $1.4 million, $0.8 million and $2.7 million, respectively. For Ashford University there were no additional new direct loans to students in 2014 or 2013, and the total amount of direct loans provided during 2012 was $6.9 million.
Operating activities
Net cash provided by operating activities was $25.2 million, $85.6 million and $149.9 million for 2014, 2013 and 2012, respectively. The decrease of $60.4 million from 2013 to 2014 was primarily related to the decrease of $36.2 million in net income between periods. Additionally, there was cash used between periods due to an overall decrease in accounts receivable of $11.4 million, as well as an overall decrease in accounts payable and accrued liabilities of $25.3 million, primarily offset by cash provided between periods due to an increase in deferred revenue and student deposits of $17.2 million. We expect to continue to generate cash from our operating activities for the foreseeable future.
Investing activities
Net cash used in investing activities was $33.0 million for 2014, compared to net cash provided by investing activities of $115.2 million and net cash used in investing activities of $23.0 million for 2013 and 2012, respectively. Our cash used in investing activities is primarily related to the purchases of investments, purchases of property and equipment, leasehold improvements and capitalized costs for intangible assets. Our cash provided by investing activities is primarily related to sales and maturities of investments. During 2014, we purchased $87.9 million of investments and there were sales and maturities of $70.0 million. This is compared to purchases of $26.8 million and sales and maturities of $176.3 million in 2013, and purchases of $179.4 million and maturities of $186.9 million in 2012. Capital expenditures were $11.4 million, $14.8 million and $25.3 million for 2014, 2013 and 2012, respectively. For the year ending December 31, 2015, we expect capital expenditures to be approximately $11.0 million.
Financing activities
Net cash provided by financing activities was $2.3 million for 2014, compared to net cash used in financing activities of $197.2 million for 2013 and net cash provided by financing activities of $1.9 million for 2012. During 2014, net cash provided by financing activities primarily reflects the cash provided by option exercises, as well as the impact of the tax benefit of the option exercises, offset by cash used for the tax withholdings related to vesting of restricted stock awards. During 2013, net cash used in financing activities primarily reflects our repurchase of approximately 10.2 million shares of common stock at $19.50 per share in a tender offer for a total of $199.9 million, partially offset by the impact of option exercises, net of any tax withholdings related to net exercise of stock options, as well as the impact of the tax benefit of the option exercises. During 2012, net cash provided by financing activities primarily reflects the cash provided by option exercises, net of any tax withholdings related to net exercise of stock options, as well as the impact of the tax benefit of the option exercises.
We may utilize commercial financing and lines of credit for the purpose of expansion of our online business infrastructure and to expand and improve our ground campuses in Iowa and Colorado. We believe that our credit facilities are sufficient for our current level of operations. Based on our current level of operations, we believe that our cash flow from operations, existing cash and cash equivalents, and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.

Significant Cash and Contractual Obligations
The following table sets forth, as of December 31, 2014, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
	Total	2015	2016	2017	2018	2019	Thereafter
	(In thousands)
Operating lease obligations	$188,117	$37,511	$37,449	$37,363	$32,698	$22,148	$20,948
Other contractual obligations	31,371	5,618	3,253	2,500	2,500	2,500	15,000
Uncertain tax positions	7,586	—	—	7,586	—	—	—
Total	$227,074	$43,129	$40,702	$47,449	$35,198	$24,648	$35,948
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of December 31, 2014, our total available surety bond facility was $12.0 million and the surety had issued bonds totaling $5.5 million on our behalf under such facility.
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
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The standard is applied prospectively and is effective in 2015, with early adoption permitted. We adopted ASU 2014-08 effective January 1, 2015, and we do not believe that such adoption will have a material effect on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This literature is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2016, using one of two retrospective application methods. We are evaluating the impacts, if any, the adoption of ASU 2014-09 will have on our financial position or results of operations.
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017, with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We adopted ASU 2014-12 effective January 1, 2015, and we do not believe that such adoption will have a material effect on our consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for periods ending after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We adopted ASU 2014-15 effective January 1, 2015, and we do not believe that such adoption will have a material effect on our consolidated financial statements.
In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. ASU 2014-17 gives an acquired entity the option of applying pushdown accounting in its stand-alone financial statements upon a change-in-control event. ASU 2014-17 was effective upon issuance. We adopted ASU 2014-17 effective January 1, 2015, and we do not believe that such adoption will have a material effect on its consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01, Income Statement —Extraordinary and Unusual Items (Subtopic 225-20). This update simplifies the income statement presentation requirements and eliminates from GAAP the concept of extraordinary items, and essentially deletes the requirements in Subtopic 225-20. However, the the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied prospectively, or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

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
Interest rate risk
To the extent we borrow funds under our line of credit with Comerica, we would be subject to fluctuations in interest rates. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” As of December 31, 2014, we had no borrowings under the line of credit with Comerica.
Our future investment income may fall short of expectations due to changes in interest rates. At December 31, 2014, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned from cash, cash equivalents or investments.

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BRIDGEPOINT EDUCATION, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bridgepoint Education, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Bridgepoint Education, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the selection and application of generally accepted accounting principles for revenue recognition existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
March 10, 2015

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

BRIDGEPOINT EDUCATION, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$207,003	$212,526
Restricted cash	25,934	36,946
Investments	12,051	65,901
Accounts receivable, net	21,274	22,953
Student loans receivable, net	1,003	1,043
Deferred income taxes	21,301	16,683
Prepaid expenses and other current assets	22,818	21,563
Total current assets	311,384	377,615
Property and equipment, net	78,219	91,425
Investments	111,557	41,062
Student loans receivable, net	9,510	11,785
Goodwill and intangibles, net	24,775	26,878
Deferred income taxes	20,175	18,507
Other long-term assets	2,475	2,740
Total assets	$558,095	$570,012
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,013	$5,195
Accrued liabilities	51,403	54,290
Deferred revenue and student deposits	108,048	132,791
Total current liabilities	160,464	192,276
Rent liability	22,098	23,927
Other long-term liabilities	9,652	9,271
Total liabilities	192,214	225,474
Commitments and contingencies (see Note 20)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both December 31, 2014, and December 31, 2013	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 62,957 issued and 45,400 outstanding at December 31, 2014; 62,331 issued and 44,774 outstanding at December 31, 2013	630	623
Additional paid-in capital	180,720	168,829
Retained earnings	521,775	512,107
Accumulated other comprehensive gain	(175)	48
Treasury stock, 17,557 shares at cost at both December 31, 2014, and December 31, 2013	(337,069)	(337,069)
Total stockholders' equity	365,881	344,538
Total liabilities and stockholders' equity	$558,095	$570,012
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012

Revenue	$638,705	$751,449	$943,405
Costs and expenses:
Instructional costs and services	321,312	370,734	343,072
Admissions advisory and marketing	236,708	235,358	339,209
General and administrative	66,374	76,894	69,497
Total costs and expenses	624,394	682,986	751,778
Operating income	14,311	68,463	191,627
Other income, net	2,884	3,082	3,531
Income before income taxes	17,195	71,545	195,158
Income tax expense	7,527	25,662	74,012
Net income	$9,668	$45,883	$121,146
Earnings per common share:
Basic	$0.21	$0.85	$2.29
Diluted	0.21	0.83	2.17
Weighted average number of common shares outstanding used in computing earnings per common share:
Basic	45,204	53,923	52,947
Diluted	46,512	55,487	55,946
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$9,668	$45,883	$121,146
Other comprehensive gain (loss), net of tax:
Unrealized gains (losses) on investments	(223)	(174)	817
Comprehensive income	$9,445	$45,709	$121,963
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain/(Loss)	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2011	58,981	$590	$137,447	$345,078	$(595)	$(134,971)	$347,549
Stock-based compensation	—	—	13,729	—	—	—	13,729
Exercise of stock options	2,212	22	2,235	—	—	—	2,257
Tax withholdings related to net exercise of stock options	—	—	(10,418)	—	—	—	(10,418)
Excess tax benefit of option exercises	—	—	8,145	—	—	—	8,145
Stock issued under employee stock purchase plan	99	1	1,339	—	—	—	1,340
Stock issued under restricted stock plan, net of shares held for taxes	33	—	(313)	—	—	—	(313)
Exercise of warrants	81	1	489	—	—	—	490
Tax withholdings related to net exercise of warrants	—	—	(944)	—	—	—	(944)
Repurchase of common stock	—	—	—	—	—	(602)	(602)
Net income	—	—	—	121,146	—	—	121,146
Unrealized gains on investments, net of tax	—	—	—	—	817	—	817
Balance at December 31, 2012	61,406	614	151,709	466,224	222	(135,573)	483,196
Stock-based compensation	—	—	13,934	—	—	—	13,934
Exercise of stock options	590	6	10,458	—	—	—	10,464
Tax withholdings related to net exercise of stock options	—	—	(9,170)	—	—	—	(9,170)
Excess tax benefit of option exercises and restricted stock, net of tax shortfall	—	—	1,516	—	—	—	1,516
Stock issued under employee stock purchase plan	116	1	1,233	—	—	—	1,234
Stock issued under restricted stock plan, net of shares held for taxes	115	1	(1,081)	—	—	—	(1,080)
Exercise of warrants	104	1	230	—	—	—	231
Repurchase of common stock	—	—	—	—	—	(201,496)	(201,496)
Net income	—	—	—	45,883	—	—	45,883
Unrealized losses on investments, net of tax	—	—	—	—	(174)	—	(174)
Balance at December 31, 2013	62,331	623	168,829	512,107	48	(337,069)	344,538
Stock-based compensation	—	—	10,558	—	—	—	10,558
Exercise of stock options	388	4	3,104	—	—	—	3,108
Excess tax benefit of option exercises and restricted stock, net of tax shortfall	—	—	326	—	—	—	326
Stock issued under restricted stock plan, net of shares held for taxes	238	3	(2,097)	—	—	—	(2,094)
Net income	—	—	—	9,668	—	—	9,668
Unrealized losses on investments, net of tax	—	—	—	—	(223)	—	(223)
Balance at December 31, 2014	62,957	$630	$180,720	$521,775	$(175)	$(337,069)	$365,881
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$9,668	$45,883	$121,146
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	28,184	47,119	52,767
Depreciation and amortization	23,317	21,666	17,424
Amortization of premium/discount	206	2,624	8,992
Deferred income taxes	(7,096)	(6,962)	(11,373)
Stock-based compensation	10,558	13,934	13,729
Excess tax benefit of option exercises	(1,271)	(2,590)	(10,058)
Loss on impairment of student loans receivable	2,435	1,998	—
Net gain on marketable securities	(34)	(63)	—
Loss on termination of leased space	6,470	328	—
Loss on disposal of fixed assets	7,028	751	1,153
Changes in operating assets and liabilities:
Restricted cash	11,042	10,048	6,721
Accounts receivable	(27,323)	(15,973)	(62,333)
Prepaid expenses and other current assets	659	(2,607)	(2,387)
Student loans receivable	809	291	(5,742)
Other long-term assets	266	(412)	2,131
Accounts payable and accrued liabilities	(12,102)	13,220	12,100
Deferred revenue and student deposits	(24,411)	(41,607)	(3,921)
Other liabilities	(3,754)	(184)	8,772
Uncertain tax position	568	(1,878)	784
Net cash provided by operating activities	25,219	85,586	149,905
Cash flows from investing activities
Capital expenditures	(11,429)	(14,825)	(25,296)
Purchases of investments	(87,933)	(26,759)	(179,387)
Restricted cash	(30)	—	25
Capitalized costs for intangible assets	(3,634)	(19,563)	(5,262)
Sales and maturities of investments	70,000	176,343	186,911
Net cash provided by (used in) investing activities	(33,026)	115,196	(23,009)
Cash flows from financing activities
Proceeds from exercise of stock options	3,108	10,464	2,257
Tax withholdings related to net exercise of stock options	—	(9,170)	(10,418)
Excess tax benefit of option exercises	1,271	2,590	10,058
Proceeds from the issuance of stock under employee stock purchase plan	—	1,234	1,340
Proceeds from the exercise of warrants	—	231	490
Tax withholdings related to net exercise of warrants	—	—	(944)
Issuance of restricted stock	(2,095)	(1,080)	(313)
Repurchase of common stock	—	(201,496)	(602)
Net cash provided by (used in) financing activities	2,284	(197,227)	1,868
Net increase (decrease) in cash and cash equivalents	(5,523)	3,555	128,764
Cash and cash equivalents at beginning of period	212,526	208,971	80,207
Cash and cash equivalents at end of period	$207,003	$212,526	$208,971

Supplemental disclosure of cash flow information
Cash paid for interest	$128	$146	$130
Cash paid for income taxes	$15,534	$38,642	$65,075

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$109	$136	$509
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements

1. Nature of Business
Bridgepoint Education, Inc. (together with its subsidiaries, the “Company”), incorporated in 1999, is a provider of postsecondary education services. Its wholly-owned subsidiaries, Ashford University® and University of the RockiesSM, are regionally accredited academic institutions that offer associate's, bachelor's, master's and doctoral programs online, as well as at their traditional campuses located in Iowa and Colorado, respectively.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Bridgepoint Education, Inc. and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates.
Prior Year Adjustments
In the fourth quarter of 2014, the Company recorded certain correcting adjustments relating to a prior year, which were not material to the current period, prior periods or previous quarterly periods. The net effect of these adjustments on the annual 2014 period was to decrease revenue by $1.0 million, operating income by $0.7 million and net income by $0.2 million.
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
Investments
As of December 31, 2014, the Company held short and long-term investments that consisted of mutual funds, corporate notes and bonds and certificates of deposit. The Company's investments are denominated in U.S. dollars, are investment grade and are readily marketable. The Company considers as current assets those investments which will mature or are likely to be sold in less than one year.
The Company classifies its investments as either trading, available-for-sale or held-to-maturity. Trading securities are those bought and held principally to sell in the short-term, with gains or losses from changes in fair value flowing through current earnings. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of comprehensive income and stockholders’ equity. Held-to-maturity securities would be carried at amortized cost. Amortization of premiums, accretion of discounts, interest, and realized gains and losses are included in other income, net in the consolidated statement of income.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The Company regularly monitors and evaluates the realizable value of its investments. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company would record a charge to other income, net in the consolidated statement of income.
Deferred Compensation
The Company has a deferred compensation plan, into which certain members of management are eligible to defer a maximum of 80% of their regular compensation and a maximum of 100% of their incentive compensation. The amounts deferred by the participant under this plan are credited with earnings or losses based upon changes in values of participant elected notional investments. Each participant is fully vested in the participant amounts deferred. The Company may make contributions that will generally vest according to a four-year vesting schedule. After four years of service, participants become 100% vested in the employer contributions upon reaching normal retirement age, death, disability or a change in control. The Company's obligations under the deferred compensation plan totaled $1.0 million as of December 31, 2014 and are included in other liabilities in the consolidated balance sheets.
Fair Value Measurements
The Company uses the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: (i) Level 1, defined as observable inputs such as quoted prices in active markets; (ii) Level 2, defined as inputs other than quoted prices in active markets that are either observable directly or indirectly, through market corroboration, for substantially the full term of the financial instrument; and (iii) Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
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
Accounts receivable are stated at the amount management expects to collect from outstanding balances. For accounts receivable, an allowance for doubtful accounts is estimated by management and is principally based on historical collection experience as well as (i) an assessment of individual accounts receivable over a specific aging and amount, (ii) consideration of the nature of the receivable accounts and (iii) potential changes in the business or economic environment. The provision for bad debts is recorded within instructional costs and services in the consolidated statements of income. The Company writes off uncollectable accounts receivable when the student account is deemed uncollectable by internal collection efforts or by a third-party collection agency.
Student Loans Receivable and Loan Loss Reserves
Student loans receivable consist of loans to qualified students and have a repayment period of 10 years from the date of graduation or withdrawal from the Company's institutions. The interest rate charged on student loans is a fixed rate of either 4.5% or 0.0% depending upon the repayment plan selected. If the student selects the rate of 0.0%, the student must pay $50 per month on the loan while enrolled in school and during the six months of grace period (after graduation or withdrawal) before the repayment period begins. On the 0.0% student loans, the Company imputes interest using the rate that would be used in a market transaction with similar terms. Interest income on student loans is recognized using the effective interest method and is recorded within other income in the consolidated statements of income. There was an immaterial amount of revenue recognized related to student loans during each of the years ended December 31, 2014, 2013 and 2012, respectively.
Student loans receivable are stated at the amount management expects to collect from outstanding balances. For tuition related student loan receivables, the Company estimates an allowance for doubtful accounts, similar to that of accounts receivable, based on (i) an assessment of individual loans receivable over a specific aging and amount, (ii) consideration of the nature of the receivable accounts, (iii) potential changes in the business or economic environment and (iv) related FICO scores

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

and other industry metrics. The related provision for bad debts is recorded within instructional costs and services in the consolidated statements of income.
For non-tuition related student loans, the Company utilizes an impairment methodology. Under this methodology, management determines whether a loan would be impaired if the Company will be unable to collect all amounts due in accordance with the contractual terms of the individual loan agreement. This assessment is based on an analysis of several factors, including aging history and delinquency trending, the risk characteristics, credit quality and loan performance of the specific loans, and current economic conditions and industry trends. Credit quality is assessed at the outset of a loan, based upon the applicant's FICO score during the loan application process. The Company considers loans to be impaired when they reach a delinquency status that requires specialized collection efforts. The Company defines delinquency for loans as being for students who are no longer active, having amounts that are past due and having the last activity more than 120 days old. The Company records a loss reserve for the full book value of the impaired loans. For the years ended December 31, 2014, and 2013 there was $2.4 million and $2.0 million recorded for loan loss reserves, respectively. The loan loss reserve is maintained at a level deemed adequate by management based on a periodic analysis of the individual loans and is recorded within instructional costs and services in the consolidated statements of income.
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
During the fourth quarter of 2014, the Company terminated a software development program for internal operations due to a change in the Company's plans. As a result, the Company recorded an asset impairment charge of $2.2 million for previously capitalized software costs, all of which was recorded as general and administrative expenses in the consolidated statements of income.
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
The Company recognizes liabilities for exit and disposal activities on non-cancelable lease obligations at fair value in the period the liability is incurred. For the non-cancelable lease obligations, the Company records the obligation when the contract is terminated in accordance with the contract terms. Due to the decline in enrollment and resulting reductions in headcount, for the year ended December 31, 2014, there was $6.5 million recorded for lease exit costs, which primarily related to properties in

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Denver and San Diego. The total amount was charged as $2.9 million to instructional costs and services, $2.8 million to admissions advisory and marketing expenses, and $0.8 million to general and administrative expenses.
Impairment of Long-Lived Assets
The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded if the carrying amount of the long-lived asset is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds fair value and is recorded as a reduction in the carrying value of the related asset and an expense to operating results. During the fourth quarter of 2014, the Company recognized an impairment charge of $4.6 million to write-off certain fixed assets in addition to the lease exit costs denoted above. This impairment amount was charged as $2.1 million to instructional costs and services, $2.0 million to admissions advisory and marketing expenses, and $0.5 million to general and administrative expenses.
Goodwill and Other Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter of each fiscal year, or more frequently if events and circumstances warrant.
The Company adopted accounting guidance which simplifies how an entity tests goodwill for impairment. The Company first assesses qualitative factors, such as deterioration in general economic conditions or negative company financial performance, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The Company's assessment of goodwill during the fourth quarter of fiscal 2014 indicated that there were no significant negative qualitative indicators, and therefore, goodwill was not impaired. There have been no related impairment losses recognized by the Company for any periods presented. If negative qualitative indicators had been noted above, the Company would then need to assess the fair value of its reporting units to determine whether they were in excess of the carrying values.
To evaluate the impairment of the indefinite-lived intangible assets, the Company assessed the fair value of the assets to determine whether they were in excess of the carrying values. Determining the fair value of indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions are inherently uncertain, and can include such items as growth rates used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and a determination of appropriate market comparables. The Company's assessment of indefinite-lived intangible assets during the fourth quarter of fiscal 2014 did not result in any impairment. There have been no impairment losses recognized by the Company for any periods presented.
The Company also has definite-lived intangible assets, which primarily consist of purchased intangibles and capitalized curriculum development costs. The definite-lived intangible assets are recognized at cost less accumulated amortization. Amortization is computed using the straight-line method based on estimated useful lives of the related assets.
Revenue and Deferred Revenue
The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, its fees or price is fixed or determinable, and collectibility is reasonably assured. The Company's revenue consists of tuition, technology fees, course digital materials and other miscellaneous fees. Tuition revenue is deferred and recognized on a straight-line basis over the applicable period of instruction net of scholarships and expected refunds, with the exception of an online student's first course per degree level at Ashford University. Effective in the fourth quarter of 2012, an online student's first course per degree level at Ashford University falls under a three-week conditional admission period in which the revenue is deferred until the student matriculates into the course.
The Company's institutions' online students generally enroll in a program that encompasses a series of five to six-week courses that are taken consecutively over the length of the program. With the exception of those students under conditional admission, the online students are billed on a payment period basis on the first day of class. The Company's institutions' campus-based students enroll in a program that encompasses a series of nine-week or 16-week courses. Campus-based students

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

are billed at the beginning of each term. The Company assesses collectibility at the start of a student’s payment period for the courses in that payment period (generally five courses for undergraduates and four courses for graduates).
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
Students under conditional admission are not obligated for payment until after their conditional admission period has lapsed, so there is no potential refund. For all subsequent courses, the Company records a provision for expected refunds and reduces revenue for the amount that is expected to be subsequently refunded. Provisions for expected refunds have not been material to any period presented. If a student withdraws from a program prior to a specified date, a portion of such student's tuition is refunded, subject to certain state requirements that require a pro rata refund. The Company reassess collectibility throughout the period revenue is recognized by the Company's institutions, on a student-by-student basis. The Company reassess collectibility based upon new information and changes in facts and circumstances relevant to a student's ability to pay. For example, the Company reassesses collectibility when a student drops from the institution (i.e., is no longer enrolled) and when a student attends a course that was not included in the initial assessment of collectibility at the start of a student’s payment period.
Prior to January 1, 2013, both institutions recorded revenue from technology fees, which are one-time start up fees charged to each new online student, other than military, scholarship students or certain corporate reimbursement students. Under this methodology, technology fee revenue was then recognized ratably over the average expected enrollment of a student. The average expected enrollment of the student was estimated each quarter based upon historical duration of attendance and qualitative factors as deemed necessary. Beginning on January 1, 2013, Ashford University eliminated the one-time technology fee and replaced it with a per course charge. The per course technology fee revenue for Ashford University is currently recognized on a straight-line basis over the applicable period of instruction. Other miscellaneous fees include fees for course content and textbooks and other services, such as commencements, and are recognized upon delivery of the goods or when the related service is performed.
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
Income Taxes
The Company accounts for its income taxes using the liability method whereby deferred tax assets and liabilities are determined based on temporary differences between the bases used for financial reporting and income tax reporting purposes. Deferred income taxes are provided based on the enacted tax rates expected to be in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that the Company will not realize those tax assets through future operations.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained.
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the vesting period. The Company estimates the fair value of stock options on the grant date using the Black-Scholes option pricing model. The Company estimates the fair value of its performance stock units (“PSUs”) on the grant date using a Monte Carlo simulation model. Determining the fair value of stock-based awards at the grant date under these models requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. The fair value of the Company's restricted stock units (“RSUs”) is based on the market price of the Company's common stock on the date of grant.
The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates award forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company's equity incentive plans require that stock option awards have an exercise price that equals or exceeds the closing price of the Company's common stock, as reported by the New York Stock Exchange (the “NYSE”), on the date of grant.
Stock-based compensation expense for stock-based awards is recorded in the consolidated statement of income, net of estimated forfeitures, using the graded-vesting method over the requisite service periods of the respective stock awards. The requisite service period is generally the period over which an employee is required to provide service to the Company in exchange for the award.
Instructional Costs and Services
Instructional costs and services consist primarily of costs related to the administration and delivery of the Company's educational programs. These expenses include compensation for campus-based faculty and administrative personnel, costs associated with online faculty, curriculum and new program development costs, financial aid processing costs, technology license costs, bad debt expense and costs associated with other support groups that provide services directly to the students. Instructional costs and services also include an allocation of information technology, facility, depreciation and amortization costs.
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
Advertising costs, a subset of admissions advisory and marketing costs, consists primarily of marketing leads and other branding and promotional activities. These advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. Advertising costs were $89.0 million, $76.5 million and $103.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income available to common stockholders by the sum of (i) the weighted average number of common shares outstanding during the period and (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of the stock options and warrants and upon the settlement of RSUs and PSUs.
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
Comprehensive Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. For the year ended December 31, 2014, such items consisted of unrealized gains and losses on investments.
The following table summarizes the components of other comprehensive gain (loss) and the related tax effects for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	December 31, 2014
	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
Unrealized losses on investments	$(359)	$136	$(223)

	December 31, 2013
	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
Unrealized losses on investments	$(280)	$106	$(174)

	December 31, 2012
	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
Unrealized gains on investments	$1,300	$(483)	817
The Company reclassed an immaterial amount out of other comprehensive income for each of the years ended December 31, 2014, 2013 and 2012, respectively, relating to the net realized gain on the sale of securities.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The standard is applied prospectively and is effective in 2015, with early adoption permitted. The Company adopted ASU 2014-08 effective January 1, 2015, and does not believe that such adoption will have a material effect on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This literature is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for the Company in its first quarter of fiscal 2017, with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company adopted ASU 2014-12 effective January 1, 2015, and does not believe that such adoption will have a material effect on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for periods ending after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company adopted ASU 2014-15 effective January 1, 2015, and does not believe that such adoption will have a material effect on its consolidated financial statements.
In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. ASU 2014-17 gives an acquired entity the option of applying pushdown accounting in its stand-alone financial statements upon a change-in-control event. ASU 2014-17 was effective upon issuance. The Company adopted ASU 2014-17 effective January 1, 2015, and does not believe that such adoption will have a material effect on its consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20). This update simplifies the income statement presentation requirements and eliminates from GAAP the concept of extraordinary items, and essentially deletes the requirements in Subtopic 225-20. However, the the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied prospectively, or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

3. Investments
The following table summarizes the fair value information of short and long-term investments as of December 31, 2014 and 2013, respectively (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,071	$—	$—	$1,071
Corporate notes and bonds	—	62,550	—	62,550
U.S. government and agency securities	—	34,987	—	34,987
Certificates of deposit	—	25,000	—	25,000
Total	$1,071	$122,537	$—	$123,608

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Demand notes	$—	$719	$—	$719
Corporate notes and bonds	—	16,244	—	16,244
Certificates of deposit	—	90,000	—	90,000
Total	$—	$106,963	$—	$106,963
The tables above include amounts related to investments classified as other investments, such as certificates of deposit, which are carried at amortized cost. The amortized cost of such investments approximated fair value at each balance sheet date. The assumptions used in these fair value estimates are considered as other observable inputs and are therefore categorized as Level 2 measurements under the accounting guidance. The Company's Level 2 investments are valued using readily available pricing sources that utilize market observable inputs, including the current interest rate for similar types of instruments. There was one transfer from Level 2 into Level 1 during the year ended 2014, as a result of the Company evaluating the related mutual funds as having readily observable market prices.
The following table summarizes the differences between amortized cost and fair value of short and long-term investments as of December 31, 2014 and 2013, respectively (in thousands):

	December 31, 2014
			Gross unrealized
	Maturities	Amortized Cost	Gain	Loss	Fair Value
Short-term
Corporate notes and bonds	1 year or less	10,947	33	—	10,980
Long-term
Corporate notes and bonds	3 years or less	51,874	—	(304)	51,570
U.S. government and agency securities	3 years or less	35,000	—	(13)	34,987
Certificates of deposit	3 years or less	25,000	—	—	25,000
Total		$122,821	$33	$(317)	$122,537
The above table does not include $1.1 million for mutual funds at December 31, 2014, which are recorded as trading securities and are therefore not recorded at amortized cost.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	December 31, 2013
			Gross unrealized
	Maturities	Amortized Cost	Gain	Loss	Fair Value
Short-term
Demand notes	1 year or less	$719	$—	$—	$719
Corporate notes and bonds	1 year or less	5,132	50	—	5,182
Certificate of deposit	1 year or less	60,000	—	—	60,000
Long-term
Corporate notes and bonds	3 years or less	11,037	25	—	11,062
Certificate of deposit	3 years or less	30,000	—	—	30,000
Total		$106,888	$75	$—	$106,963
As of December 31, 2014, there were twelve investments that were in an unrealized loss position for less than 12 months. There were no investments that were in an unrealized loss position for greater than 12 months. There was no impairment considered other-than-temporary, as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis. The Company accumulates unrealized gains and losses on the available-for-sale debt securities, net of tax, in accumulated other comprehensive gain (loss) in the stockholders’ equity section of the Company's balance sheets. As of December 31, 2013, there were no investments that were in an unrealized loss position for either less than or greater than 12 months.
4. Accounts Receivable
Accounts receivable, net, consist of the following (in thousands):

	As of December 31,
	2014	2013
Accounts receivable	$48,841	$49,854
Less allowance for doubtful accounts	27,567	26,901
Accounts receivable, net	$21,274	$22,953
There are an immaterial amount of accounts receivable at each balance sheet date with a payment due date of greater than one year.
The following table presents the changes in the allowance for doubtful accounts for accounts receivable for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the year ended December 31, 2014	$26,901	$27,853	$(27,187)	$27,567
For the year ended December 31, 2013	31,466	46,851	(51,416)	26,901
For the year ended December 31, 2012	24,688	52,794	(46,016)	31,466

(1)	Deductions represent accounts written off, net of recoveries.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

5. Student Loans Receivable
Student loans receivable, net, consist of the following (in thousands):

	As of December 31,
Short-term:	2014	2013
Student loans receivable (non-tuition related)	$509	$587
Student loans receivable (tuition related)	626	621
Current student loans receivable	1,135	1,208
Less allowance for doubtful accounts	132	165
Student loans receivable, net	$1,003	$1,043

	As of December 31,
Long-term:	2014	2013
Student loans receivable (non-tuition related)	$4,805	$7,347
Student loans receivable (tuition related)	6,068	6,417
Non-current student loans receivable	10,873	13,764
Less allowance for doubtful accounts	1,363	1,979
Student loans receivable, net	$9,510	$11,785
Student loans receivable is presented net of any related discount, and the balances approximated fair value at each balance sheet date. The Company estimates the fair value of the student loans receivable by discounting the future cash flows using an interest rate of 4.5%, which approximates the interest rates used in similar arrangements. The assumptions used in this estimate are considered unobservable inputs and are therefore categorized as Level 3 measurements under the accounting guidance.
The following table presents the changes in the allowance for doubtful accounts for student loans receivable (tuition related) for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful student loans receivable:
For the year ended December 31, 2014	$2,144	$331	$(980)	$1,495
For the year ended December 31, 2013	1,895	268	(19)	2,144
For the year ended December 31, 2012	2,070	(27)	(148)	1,895

(1)	Deductions represent accounts written off, net of recoveries.
For the non-tuition related student loans receivable, the Company monitors the credit quality using credit scores, aging history and delinquency trending. The loan reserve methodology is reviewed on a quarterly basis. Delinquency is the main factor in determining if a loan is impaired. If a loan were determined to be impaired, interest would no longer accrue. For the years ended December 31, 2014 and December 31, 2013 there was $2.4 million and $2.0 million of loans that were impaired, respectively, and for the year ended December 31, 2012, no loans were impaired. As of December 31, 2014, $4.4 million of loans had been placed on non-accrual status.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

As of December 31, 2014, the delinquency status of gross student loans receivable was as follows (in thousands):

Less than 120 days	$16,138
From 120 - 269 days	1,159
Greater than 270 days	2,099
Total gross student loans receivable	19,396
Less: Amounts reserved or impaired	(5,927)
Less: Discount on student loans receivable	(2,956)
Total student loans receivable, net	$10,513
6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2014	2013
Prepaid expenses	$8,500	$10,814
Prepaid licenses	5,598	5,833
Prepaid income taxes	2,945	195
Prepaid insurance	1,508	1,131
Workers compensation	1,440	2,814
Interest receivable	424	86
Other current assets	2,403	690
Total prepaid expenses and other current assets	$22,818	$21,563
7. Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	As of December 31,
	2014	2013
Land	$7,091	$7,091
Buildings	29,540	28,916
Furniture and office equipment	81,030	84,852
Software	12,454	10,075
Leasehold improvements	21,096	24,360
Vehicles	147	147
Total property and equipment	151,358	155,441
Less accumulated depreciation and amortization	(73,139)	(64,016)
Total property and equipment, net	$78,219	$91,425
Depreciation and amortization expense associated with property and equipment totaled $17.6 million, $18.2 million and $15.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

8. Goodwill and Intangibles, Net
Goodwill and intangibles, net, consist of the following (in thousands):

	December 31, 2014
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$18,174	$(9,526)	$8,648
Purchased intangible assets	15,850	(2,290)	13,560
Total definite-lived intangible assets	$34,024	$(11,816)	$22,208
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$24,775

	December 31, 2013
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$14,540	$(5,035)	$9,505
Purchased intangible assets	15,857	(1,051)	14,806
Total definite-lived intangible assets	$30,397	$(6,086)	$24,311
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$26,878
Goodwill and indefinite lived-intangibles includes the goodwill resulting from prior period acquisitions and the indefinite lived-intangibles attributable to the accreditation of our the Company's institutions.
In October 2013, the Company entered into an agreement (the “Forbes Agreement”) to license certain trademarks and print and online content, as well as other intellectual property, for use in Ashford University's bachelor’s and master’s business programs. The Forbes Agreement has an initial 12-year term, with an option to renew. During the fourth quarter of 2013, the Company made a payment of $15 million, that was recorded as an intangible asset, and which will be amortized over the life of the Forbes Agreement. The Company began paying royalties in 2014, based on a percentage of annual revenues attributable to Ashford University’s business-related programs, subject to a $2.5 million annual minimum which is recorded within instructional costs and services on the income statement. The Company does not plan to capitalize any future costs to renew or extend the term of the acquired intangible assets.
For the years ended December 31, 2014, 2013 and 2012, amortization expense was $5.7 million, $3.4 million and $1.6 million, respectively. The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
2015	$5,575
2016	4,063
2017	2,466
2018	1,471
2019	1,233
Thereafter	7,400
Total future amortization expense	$22,208

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2014	2013
Accrued salaries and wages	$8,250	$12,790
Accrued bonus	2,720	2,277
Accrued vacation	9,771	9,696
Accrued litigation and fees	542	8,000
Accrued expenses	18,223	15,079
Rent liability	8,528	2,446
Accrued workers compensation	2,920	4,002
Accrued income taxes payable	449	—
Total accrued liabilities	$51,403	$54,290
There was a reduction in force during the fourth quarter of 2014 to help better align personnel resources with the decline in enrollments. We recognized $3.6 million of severance costs for wages and benefits during the fourth quarter of 2014 for this reduction in force. The total severance amount was charged as $1.2 million to instructional costs and services, $0.8 million to admissions advisory and marketing expenses, and $1.6 million to general and administrative expenses. As of December 31, 2014, there was $0.8 million accrued for in the accrued salaries and wages line item in the table above. These costs are anticipated to be fully paid out by the end of the first quarter of 2015 from existing cash on hand.
Accrued litigation and fees decreased from the prior year as a result of paying out a portion of a legal settlement to the Iowa Attorney General. For more information regarding the Iowa Attorney General Civil Investigation of Ashford University, see Note 20, “Commitments and Contingencies.”
10. Deferred Revenue and Student Deposits
Deferred revenue and student deposits consist of the following (in thousands):

	As of December 31,
	2014	2013
Deferred revenue	$26,445	$29,279
Student deposits	81,603	103,512
Total deferred revenue and student deposits	$108,048	$132,791
11. Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	As of December 31,
	2014	2013
Uncertain tax positions	$7,586	$7,466
Legal settlements	1,000	1,000
Other long-term liabilities	1,066	805
Total other long term liabilities	$9,652	$9,271

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

12. Credit Facilities
On April 13, 2012, the Company entered into a $50 million revolving line of credit (the “Facility”) pursuant to an Amended and Restated Revolving Credit Agreement (the “Revolving Credit Agreement”) with the lenders signatory thereto and Comerica Bank (“Comerica”), as administrative agent for the lenders. At the Company's option, the Company may increase the size of the Facility up to $100 million (in certain minimum increments), subject to the terms and conditions of the Revolving Credit Agreement. Additionally, the Company may request swing-line advances under the Facility up to $3 million in the aggregate.
Under the Revolving Credit Agreement and the documents executed in connection therewith (collectively, the “Facility Loan Documents”), the lenders have agreed to make loans to the Company and issue letters of credit on the Company's behalf, subject to the terms and conditions of the Facility Loan Documents. The Facility has a term of three years and matures on April 13, 2015. Interest and fees accruing under the Facility are payable quarterly in arrears and principal is payable at maturity. The Company may terminate the Facility upon five days' notice without premium or penalty, other than customary breakage fees.
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
The Facility Loan Documents contain other customary affirmative, negative and financial maintenance covenants, representations and warranties, events of default, and remedies upon an event of default, including the acceleration of debt and the right to foreclose on the collateral securing the Facility. The Company was in compliance with all financial covenants in the Facility Loan Documents as of December 31, 2014 and 2013.
As security for the performance of the Company's obligations under the Facility Loan Documents, the Company granted the lenders a first priority security interest in substantially all of the Company's assets, including its real property worth $7.1 million as of December 31, 2014.
As of December 31, 2014, and up through the date of filing, the Company had no borrowings outstanding under the Facility. As of December 31, 2014, the Company used the availability under the Facility to issue letters of credit aggregating $5.8 million.
Surety Bond Facility
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. As of December 31, 2014, the Company's total available surety bond facility was $12.0 million and the surety had issued bonds under the facility totaling $5.5 million on the Company's behalf.
13. Lease Obligations
Operating leases
The Company leases certain office facilities and office equipment under non-cancelable lease arrangements that expire at various dates through 2023. The office leases contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $42.2 million, $37.1 million and $36.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The following table summarizes the future minimum rental payments under non-cancelable operating lease arrangements in effect at December 31, 2014 (in thousands):

Year Ended December 31,
2015	$37,511
2016	37,449
2017	37,363
2018	32,698
2019	22,148
Thereafter	20,948
Total minimum payments	$188,117
14. Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.
Diluted earnings per common share is calculated by dividing net income available to common stockholders by the sum of (i) the weighted average number of common shares outstanding for the period and (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive. Potentially dilutive securities for the periods presented may include incremental shares of common stock issuable upon the exercise of stock options and warrants and upon the settlement of RSUs and PSUs.
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income	$9,668	$45,883	$121,146
Denominator:
Weighted average number of common shares outstanding	45,204	53,923	52,947
Effect of dilutive options and restricted stock units	1,308	1,482	2,762
Effect of dilutive warrants	—	82	237
Diluted weighted average number of common shares outstanding	46,512	55,487	55,946
Earnings per common share:
Basic earnings per common share	$0.21	$0.85	$2.29
Diluted earnings per common share	0.21	0.83	2.17
For the periods indicated below, the computation of dilutive common shares outstanding excludes stock options and RSUs, as applicable, because their effect was anti-dilutive.

	Year Ended December 31,
(in thousands)	2014	2013	2012
Options	2,660	3,004	2,524
Restricted stock units	—	3	—

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

15. Stock-Based Compensation
The Company recorded $10.6 million, $13.9 million and $13.7 million of compensation expense related to equity awards for the years ended December 31, 2014, 2013 and 2012, respectively. The related income tax benefit was $4.0 million, $5.2 million and $5.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company records stock-based compensation expense over the vesting term using the graded-vesting method.
Stock Options
The Company grants stock options from its 2009 Stock Incentive Plan (the “2009 Plan”). The compensation committee of the Company's board of directors, or the full board of directors, determines eligibility, vesting schedules and exercise prices for stock options granted under the 2009 Plan. Stock options granted under the 2009 Plan typically have a maximum contractual term of 10 years, subject to the option holder's continuing service to the Company. Stock options are generally granted with a four-year vesting requirement, pursuant to which the option holder must continue providing service to the Company at each vesting date. All stock options granted in 2014, 2013 and 2012, were awarded pursuant to the 2009 Plan. Under the 2009 Plan, the number of authorized shares is subject to automatic increase each January 1 through and including January 1, 2019, pursuant to a formula contained in the 2009 Plan, without the need for further approval by the Company's board of directors or stockholders.
Before the adoption of the 2009 Plan, the Company awarded stock options pursuant to the Company's Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). Effective upon the closing of the Company's initial public offering, the 2005 Plan was terminated and no further stock options may be issued under the 2005 Plan, provided that all stock options then outstanding under the 2005 Plan will continue to remain outstanding pursuant to the terms of the 2005 Plan and the applicable award agreements.
The following table presents a summary of stock option activity in 2014, 2013 and 2012 (in thousands, except for exercise prices and contractual terms):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
December 31, 2011	8,280	$7.70	5.90	$127,308
Granted	1,595	22.59
Exercised	(3,128)	0.72
Forfeitures and expired	(335)	19.79
December 31, 2012	6,412	14.17	7.21	$9,010
Granted	483	10.23
Exercised	(1,060)	9.87
Forfeitures and expired	(345)	20.65
December 31, 2013	5,490	14.25	6.52	$28,769
Granted	403	14.35
Exercised	(388)	8.01
Forfeitures and expired	(337)	21.43
December 31, 2014	5,168	$14.26	5.73	$7,732
Vested and expected to vest at December 31, 2014	5,134	$14.25	5.71	$7,720
Exercisable at December 31, 2014	4,070	$13.72	5.11	$7,367

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

As of December 31, 2014, the Company has reserved 10.5 million shares of common stock for issuance upon the exercise of stock options and settlement of outstanding stock awards under the Company's equity incentive plans. Shares issued upon stock option exercises and settlements of stock awards are drawn from the authorized but unissued shares of common stock.
During the year ended December 31, 2014, there were 0.4 million stock options exercised with an intrinsic value of $3.3 million. The windfall tax benefit realized from these exercises was $0.7 million. The Company also recognized a tax benefit shortfall of $0.1 million related to stock options exercised at values lower than the related compensation expense, and $0.8 million related to stock options that expired unexercised during the year. During the year ended December 31, 2013, there were 1.1 million stock options exercised with an intrinsic value of $9.4 million. The windfall tax benefit realized from these exercises was $2.1 million. The Company also recognized a tax benefit shortfall of $0.6 million related to stock options exercised at values lower than the related compensation expense, and $0.5 million related to stock options that expired unexercised during the year. During the year ended December 31, 2012, there were 3.1 million stock options exercised with an intrinsic value of $45.2 million. The windfall tax benefit realized from these exercises was $10.1 million. The Company also recognized a tax benefit shortfall of $1.5 million related to stock options exercised at values lower than the related compensation expense, and $0.2 million related to stock options that expired unexercised during the year.
During the years ended December 31, 2014 and 2013, approximately 203,000 and 137,000 stock options expired, respectively.
The fair value of each option award granted during the years ended December 31, 2014, 2013 and 2012, was estimated on the date of grant using the Black-Scholes option pricing model. The Company's determination of the fair value of share-based awards is affected by the Company's common stock price as well as assumptions regarding a number of complex and subjective variables. Below is a summary of the assumptions used for the stock options granted in the years indicated:

	2014	2013	2012
Weighted average exercise price per share	$14.35	$10.23	$22.59
Risk-free interest rate	2.0%	1.0%	1.2%
Expected dividend yield	—	—	—
Expected volatility	55.1%	58.9%	54.6%
Expected life (in years)	5.75	5.85	5.67
Forfeiture rate	6.0%	5.0%	4.0%
Weighted average grant date fair value per share	$7.43	$5.48	$11.26
The risk-free interest rate is based on the currently available rate on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the stock option converted into a continuously compounded rate. The dividend yield reflects the fact that the Company has never declared or paid any cash dividends on its common stock and does not currently anticipate paying cash dividends in the future. The volatility of the Company's common stock is based upon a blended rate of the Company's historical volatility and that of publicly-traded securities of a peer group of comparable companies in the Company's industry. The peer group volatility supplements the Company's historical volatility in order to calculate a volatility that approximates the expected term used in the Black-Scholes option pricing model. In evaluating comparability, the Company considered factors such as industry, stage of life cycle and size. The Company now has enough historical option exercise information to be able to accurately compute an expected term for use as an assumption in the Black-Scholes option pricing model, and as such, its computation of expected term was calculated using its own historical data.
As of December 31, 2014, 2013 and 2012, there was $3.2 million, $5.6 million and $12.9 million, respectively, of unrecognized compensation costs related to unvested stock options.
At December 31, 2014, the unrecognized compensation costs of stock options are expected to be recognized over a weighted average period of 1.04 years.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Stock Awards
In 2011, the Company began granting RSUs under the 2009 Plan. The Company now primarily grants RSUs to its employees. Each RSU represents a future issuance of one share of common stock contingent upon the recipient's continued service to the Company through the vesting date. Upon the vesting date, RSUs are automatically settled for shares of the Company's common stock unless the applicable award agreement provides for delayed settlement. If, prior to the vesting date, the employee's status as a full-time employee is terminated, then the RSU is automatically canceled on the employment termination date, unless otherwise specified in an employee's individual employment agreement. The fair value of an RSU is calculated based on the market value of the common stock on the grant date and is amortized over the applicable vesting period using the graded-vesting method.
In December 2014, the Company also authorized 1.4 million PSUs under the 2009 Plan. This total authorized amount is comprised of 1.0 million shares that will vest contingently based upon a market-based measure, the Company's stock price, and 0.4 million shares that will vest contingently based upon a performance-based measure, the Company's diluted earnings per share. The portion of the PSU awards related to the market-based measure was granted for accounting purposes on December 18, 2014. The portion of the PSU awards related to the performance-based measure is anticipated to be granted for accounting purposes in March 2015, after the final approval of the 2015 budget by the Company's board of directors.
Each PSU represents a future issuance of one share of common stock contingent upon achieving certain performance measures and the recipient's continued service to the Company through the vesting date. The PSUs are subject to cliff vesting equally over four years at the end of each annual service period upon meeting the performance-based and/or market-based measures applicable to such service period. Upon the vesting date, PSUs are automatically settled for shares of the Company's common stock unless the applicable award agreement provides for delayed settlement. If, prior to the vesting date, the employee's status as a full-time employee is terminated, then the PSU is automatically canceled on the employment termination date, unless otherwise specified in an employee's individual employment agreement.
The fair value and compensation expense of the market-based measure portion of the PSU awards was estimated based on the Company's stock price as of the date of grant using a Monte Carlo simulation model. The fair value of these awards on the grant date was $5.3 million. The fair value of the performance-based portion of the PSU awards will be based on the Company's stock price as of the date the target is approved by the Company's board of directors. Compensation cost for the portion of the PSUs with a performance-based measure is recorded based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. PSUs are amortized over the applicable vesting period using the graded-vesting method.
The assumptions for the market-based portion of the PSUs granted in 2014 are noted in the following table:

2014
Grant price per share	$11.54
Risk-free interest rate	1.4%
Expected dividend yield	—
Historical volatility	50.0%
Expected life (in years)	4.0
Forfeiture rate	6.0%
Weighted average grant date fair value per share	$5.39

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

A summary of the RSU and PSU activity and related information is as follows:

	Restricted Stock Units and Performance Stock Units
	Time Based		Performance-Based		Market-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	56,855	$23.97	—	$—	—	$—
Awarded	362,199	9.72	—	—	—	—
Vested	(56,855)	23.97	—	—	—	—
Canceled	—	—	—	—	—	—
Balance at December 31, 2012	362,199	9.72	—	—	—	—
Awarded	1,016,035	10.50	—	—	—	—
Vested	(181,104)	9.72	—	—	—	—
Canceled	(98,613)	10.39	—	—	—	—
Balance at December 31, 2013	1,098,517	10.38	—	—	—	—
Awarded	786,250	14.33	—	—	975,295	5.39
Vested	(393,106)	10.15	—	—	—	—
Canceled	(212,572)	11.89	—	—	—	—
Balance at December 31, 2014	1,279,089	$12.63	—	$—	975,295	$5.39
As of December 31, 2014 and 2013, there was $8.5 million and $6.5 million, respectively, of unrecognized compensation costs related to unvested RSUs. The unrecognized compensation costs of RSUs are expected to be recognized over a weighted average period of 1.5 years.
During the year ended December 31, 2014, 0.4 million RSUs vested and were released with a market value of $5.3 million. The actual tax benefit realized from the RSUs released was $0.5 million. During the year ended December 31, 2013, 0.2 million RSUs vested and were released with a market value of $3.0 million. The actual tax benefit realized from the RSUs released was $0.5 million. During the year ended December 31, 2012, 0.1 million RSUs vested and were released with a market value of $0.8 million. The Company recognized a tax benefit shortfall of $0.2 million related to RSUs vesting at values lower than the related compensation expense. There were no RSUs granted prior to 2011.
As of December 31, 2014, there was $5.2 million of unrecognized compensation costs related to unvested PSUs. The unrecognized compensation costs of PSU' are expected to be recognized over a weighted average period of 2.7 years, to the extent the performance criteria is met. There were no PSUs granted in 2013 or 2012, and no PSUs vested during 2014.
Warrants
The Company previously issued warrants to purchase common stock to various employees, consultants, licensors and lenders. Each warrant represented the right to purchase one share of common stock. No warrants were issued during any of the years ended December 31, 2014, 2013 or 2012. During the years ended December 31, 2013 and 2012, approximately 104,000 and 174,000 warrants to purchase shares of common stock were exercised, respectively. All outstanding warrants expired in the fourth quarter of 2013.
16. Stock Repurchase Programs
The Company's board of directors has authorized the Company to repurchase outstanding shares of its common stock from time to time in the open market through block trades or otherwise depending on market conditions and other considerations, pursuant to the applicable rules of the Securities and Exchange Commission (the “SEC”). The Company's policy is to retain these repurchased shares as treasury shares and not to retire them. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

On April 30, 2012, the Company's board of directors authorized the repurchase of up to an additional $75.0 million of the Company's outstanding shares of common stock over the following 12 months. The repurchase program was authorized with the intention of creating additional value for stockholders. Under the repurchase program, the Company was authorized to purchase shares from time to time in the open market, through block trades or otherwise. As of December 31, 2014, the Company had completed this authorized repurchase program, and no shares were repurchased under this program.
In December 2012, the Company repurchased 0.1 million shares of its common stock from certain senior executives in the amount of $0.6 million. The repurchase was approved by the Company's board of directors following its approval and recommendation by the compensation committee and the audit committee. The shares were repurchased at a price equal to the closing price of the Company's common stock on the New York Stock Exchange on the day the repurchase was approved by the Company's board of directors. No shares were sold into the market in connection with the share repurchase. The portion of the repurchase related to tax withholding requirements on stock options exercised was not part of the repurchase programs described above.
On November 10, 2013, a special committee of the Company's board of directors approved a plan to purchase up to 10,250,000 shares of the Company's common stock through a tender offer. The tender offer commenced on November 13, 2013 and expired on December 11, 2013. On December 18, 2013, the Company repurchased shares of its common stock through the tender offer at a price of $19.50 per share. The tender offer was oversubscribed, resulting in the purchase of 10.2 million shares, including 0.2 million shares underlying previously unexercised stock options, for a total cost of $199.9 million, exclusive of fees. The repurchased shares were added to treasury stock.
17. Income Taxes
The Company uses the asset and liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in tax and deductions in future years.
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$12,686	$29,456	$77,720
State	1,937	3,168	7,665
	14,623	32,624	85,385
Deferred:
Federal	(6,216)	(5,952)	(10,470)
State	(880)	(1,010)	(903)
	(7,096)	(6,962)	(11,373)
Total	$7,527	$25,662	$74,012

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Deferred tax assets and liabilities are comprised of the following (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss	$211	$235
Fixed assets	194	214
Bad debt	2,338	463
Vacation accrual	2,956	2,762
Stock-based compensation	16,291	15,341
Deferred rent	11,580	9,944
State tax	2,257	2,310
Bonus accrual	1,023	849
Unearned interest	1,118	1,281
Accrued expenses	2,121	4,377
Revenue reserves	9,820	8,992
Other	107	—
Total deferred tax assets	50,016	46,768
Valuation allowance	—	—
Net deferred tax assets	50,016	46,768
Deferred tax liabilities:
Fixed assets and intangibles	(8,540)	(11,550)
Unrealized gain on investments	—	(28)
Total deferred tax liabilities	(8,540)	(11,578)
Total net deferred tax assets	$41,476	$35,190
The current year change in net deferred tax assets of $6.3 million is comprised of net deferred expense of $7.1 million recorded through income tax expense, offset by the $0.9 million tax benefit related to the recognized shortfall recorded as a reduction in additional paid in capital, net of the $0.1 million tax effect of unrealized loss on investments recorded through other comprehensive income.
Deferred taxes are reflected in the balance sheet as follows (in thousands):

	As of December 31,
	2014	2013
Current deferred tax assets	$21,301	$16,683
Current deferred tax liabilities	—	—
Noncurrent deferred tax assets	20,175	18,507
Noncurrent deferred tax liabilities	—	—
Total	$41,476	$35,190
The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. Based on the Company's history of positive earnings, the Company concluded that it is more likely than not that the Company will fully utilize the deferred tax assets. Accordingly, the Company has not provided any valuation allowance against the deferred tax assets.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

At December 31, 2014, the Company had federal net operating loss carryforwards of $0.6 million, which are available to offset future taxable income. The federal net operating loss carryforwards will begin to expire in 2022. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, use of the net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has performed a Section 382 analysis and has determined that there is no material effect on the net operating loss carryforwards.
A reconciliation of the income tax expense computed using the U.S. federal statutory tax rate of 35% and the Company's provision for income taxes follows (in thousands):

	Year Ended December 31,
	2014		2013		2012
Computed expected federal tax expense	$6,018	35.0%	$25,041	35.0%	$68,305	35.0%
State taxes, net of federal benefit	426	2.5	1,466	2.0	4,042	2.2
Permanent differences	1,125	6.5	1,295	1.8	1,314	0.6
Uncertain tax positions	424	2.5	(1,762)	(2.5)	575	0.2
Credits	(470)	(2.7)	(378)	(0.4)	(240)	(0.1)
Other	4	—	—	—	16	—
Income tax expense	$7,527	43.8%	$25,662	35.9%	$74,012	37.9%
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at December 31, 2012	$9,266
Gross increases-tax positions in prior period	—
Gross decreases-tax positions in prior period	(5)
Gross increases-current period tax positions	100
Settlements	—
Lapse of statute of limitations	(1,974)
Unrecognized tax benefits at December 31, 2013	7,387
Gross increases-tax positions in prior period	13,869
Gross decreases-tax positions in prior period	(23)
Gross increases-current period tax positions	53
Settlements	(409)
Lapse of statute of limitations	—
Unrecognized tax benefits at December 31, 2014	$20,877

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Included in the amount of unrecognized tax benefits at December 31, 2014 and 2013 is $5.4 million and $4.8 million, respectively, of tax benefits that, if recognized, would affect the Company's effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2014 and 2013 is $2.9 million and $2.6 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2014 and 2013, the Company had approximately $1.9 million and $1.7 million, respectively, of accrued interest, before any tax benefit, related to uncertain tax positions.
The tax years 2002-2014 are open to examination by major taxing jurisdictions to which the Company is subject. The California Franchise Tax Board is auditing the Company's 2008 through 2012 California income tax returns. The Company is also subject to various other state audits. With regard to all audits, the Company does not expect any significant adjustments to amounts already reserved.
In connection with the California Franchise Tax Board audit, the Company filed a refund claim for tax years 2008-2010 for approximately $12.6 million in 2014. However, the Company will not recognize any income statement benefit in its financial statements related to the refund claim until the final resolution of the audit.
It is reasonably possible that the total amount of the unrecognized tax benefit will change during the next 12 months; however, the Company does not expect the potential change to have a material effect on the results of operations or financial position in the next year.
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
Ashford University is regionally accredited by WASC Senior College and University Commission (“WSCUC”), formerly referred to as WASC, and University of the Rockies is regionally accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”).
Department of Education Program Review of Ashford University
On July 31, 2014, the Company and Ashford University received notification from the Department that it intended to conduct an ordinary course program review of Ashford University’s administration of federal student financial aid (Title IV) programs in which the university participates. The review commenced on August 25, 2014, and covers federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”), the Drug-Free Schools and Communities Act and related regulations.
WSCUC Grant of Initial Accreditation of Ashford University
On July 10, 2013, WSCUC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. In December 2013, Ashford University effected its transition to WSCUC accreditation and designated its San Diego, California facilities as its main campus and its Clinton, Iowa campus as an additional location. As part of a continuing WSCUC monitoring process, Ashford University will host a visiting team from WSCUC in a special visit in April 2015. WSCUC also performs Mid-Cycle Reviews of its accredited institutions near the midpoint of their periods of accreditation, as required by the Department. The purpose of the Mid-Cycle Review is to identify problems with an institution’s or program’s continued compliance with agency standards while taking into account institutional or program strengths and stability. The Mid-Cycle

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Review report will focus particularly on student achievement, including indicators of educational effectiveness, retention and graduation data.
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
On October 22, 2014, BPPE notified Ashford University that it had been identified for a compliance inspection of statutory and regulatory requirements. The university submitted documents for review in November 2014 and underwent an onsite compliance inspection on December 16, 2014. No issues of noncompliance were noted in connection with the inspection.
HLC Visit to University of the Rockies
In September and October of 2014, HLC conducted a previously scheduled comprehensive evaluation visit at University of the Rockies in order for the University to seek reaffirmation of its accreditation by HLC. On February 3, 2015, University of the Rockies received a letter from HLC stating that the Institutional Actions Council of HLC continued the accreditation of the university, with the next Reaffirmation of Accreditation in 2024-2025.
Negotiated Rulemaking and Other Executive Action
The Department held Program Integrity and Improvement negotiated rulemaking sessions in February, March, April and May, 2014, that focused on topics including, but not limited to, cash management of Title IV program funds, state authorization for programs offering distance or correspondence education, credit and clock hour conversions, the retaking of coursework, and the definition of “adverse credit” for PLUS loan borrowers. No consensus resulted from the rulemaking sessions. As a result, the Department had discretion to propose Program Integrity regulations in these areas.
On August 8, 2014, the Department published a Notice of Proposed Rulemaking proposing new regulations regarding the federal Direct PLUS loan program. The final regulations, which are effective July 1, 2015, update the standard for determining if a potential parent or student borrower has an adverse credit history for purposes of eligibility for a PLUS loan. Specifically, the regulations revise the definition of “adverse credit history” and require that parents and students who have an adverse credit history, but who are approved for a PLUS loan on the basis of extenuating circumstances or who obtain an endorser for the PLUS loan, must receive loan counseling before receiving the loan.
Three negotiated rulemaking sessions between January and March of 2014 resulted in draft regulations to enact changes to the Clery Act required by the enactment of the Violence Against Women Act (“VAWA”). The Department published final regulations in the Federal Register on Monday, October 20, 2014, effective July 1, 2015. The Department issued a Dear Colleague Letter on July 14, 2014 and confirmed that it expects institutions to make a good faith effort to comply with the statutory requirements in the interim. Among other things, VAWA requires institutions to compile statistics for additional incidents to those currently required by the Clery Act and include certain policies, procedures and programs pertaining to these incidents in annual security reports.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

On September 3, 2014, the Department published a notice in the Federal Register to announce its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the William D. Ford Federal Direct Loan Program authorized by the Higher Education Act. This notice announced two public hearings at which interested parties may comment on the topics suggested by the Department and suggest additional topics for consideration for action by the negotiated rulemaking committee.
On October 30, 2014, the Obama administration announced that the Department will lead an effort to formalize an interagency task force to conduct oversight of for-profit institutions of higher education, especially regarding alleged unfair, deceptive, and abusive policies and practices. The task force will include the Departments of Justice, Treasury and Veterans Affairs, as well as the Consumer Financial Protection Bureau, Federal Trade Commission, the Securities and Exchange Commission, and state Attorneys General. The stated purpose of the task force is to “coordinate...activities and promote information sharing to protect students from unfair, deceptive, and abusive policies and practices.”
On December 19, 2014, the Department published a notice in the Federal Register announcing its intention to establish a negotiated rulemaking committee to (i) prepare proposed regulations to establish a new Pay as You Earn repayment plan for those not covered by the existing Pay as you Earn Repayment Plan in the Federal Direct Loan Program and (ii) establish procedures for Federal Family Education Loan Program (“FFEL Program”) holders to use to identify U.S. military service members who may be eligible for a lower interest rate on their FFEL Program loans under Section 527 of the Service Members Civil Relief Act. The notice sets a schedule for the committee meetings and requests nominations for individual negotiators to serve on the negotiating committee.
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
For the years ended December 31, 2014, 2013 and 2012, Ashford University derived 83.4%, 85.6% and 86.4%, respectively, and University of the Rockies derived 88.3%, 87.6% and 87.3%, respectively, of their respective revenues (calculated in accordance with applicable Department regulations) from students whose source of funding is through Title IV funds.
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
The three-year cohort default rates for Ashford University for the 2011, 2010 and 2009 federal fiscal years, were 15.3%, 16.3% and 19.8%, respectively. The three-year cohort default rates for University of the Rockies for the 2011, 2010 and 2009 federal fiscal years, were 6.6%, 8.0% and 3.3%, respectively.
Return of Title IV Funds
An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under Department regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled on the institution's annual compliance audit in either of its two most recently completed fiscal years can result in the institution having to post a letter of credit in an amount equal to 25% of its required Title IV returns during its most recently completed

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

fiscal year. If unearned funds are not properly calculated and returned in a timely manner, an institution is also subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV programs. For the years ended December 31, 2014 and 2013, the Company's institutions did not exceed the 5% threshold for late refunds sampled.
Financial Responsibility
The Department calculates an institution's composite score for financial responsibility based on its (i) equity ratio, which measures the institution's capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution's ability to operate at a profit. An institution that does not meet the Department's minimum composite score of 1.5 may demonstrate its financial responsibility by posting a letter of credit in favor of the Department and possibly accepting other conditions on its participation in the Title IV programs.
For the fiscal year ended December 31, 2013, the consolidated composite score calculated was 3.0, satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. We expect the consolidated composite score to be 2.7 for the year ended December 31, 2014. However, the consolidated calculation is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2014.
19. Retirement Plans
The Company maintains an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the savings plan, participating employees may contribute a portion of their pre-tax earnings up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the savings plan in its sole discretion. The Company's total expense related to the 401(k) plan was $3.7 million, $3.3 million and $3.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
Iowa Attorney General Civil Investigation of Ashford University
In February 2011, Ashford University received from the Attorney General of the State of Iowa (the “Iowa Attorney General”) a Civil Investigative Demand and Notice of Intent to Proceed (the “CID”) relating to the Iowa Attorney General’s investigation of whether certain of the university's business practices comply with Iowa consumer laws. Pursuant to the CID, the Iowa Attorney General requested documents and detailed information for the time period January 1, 2008 to present. On numerous occasions, representatives from the Company and Ashford University met with the Iowa Attorney General to discuss the status of the investigation and the Iowa Attorney General’s allegations against the Company that had been communicated to the Company in June 2013. As a result of these meetings, on May 15, 2014, the Iowa Attorney General, the Company and Ashford University entered into an Assurance of Voluntary Compliance (the “AVC”) in full resolution of the CID and the Iowa Attorney General’s allegations. The AVC, in which the Company and Ashford University do not admit any liability, contained several components including injunctive relief, nonmonetary remedies and a payment to the Iowa Attorney General to be used for restitution to Iowa consumers, costs and fees. The AVC also provides for the appointment of a settlement administrator for a period of three years to review the Company’s and Ashford University’s compliance with the terms of the AVC. The Company had originally accrued $9.0 million as of December 31, 2013, related to this matter, which represented its best estimate of the total restitution, cost of non-monetary remedies and future legal costs. Approximately $7.5 million of the original amount was paid during 2014. The remaining accrual of $1.5 million as of December 31, 2014 is split between both current and long-term liabilities.
New York Attorney General Investigation of Bridgepoint Education, Inc.
In May 2011, the Company received from the Attorney General of the State of New York (the “NY Attorney General”) a subpoena relating to the NY Attorney General's investigation of whether the Company and its academic institutions have complied with certain New York state consumer protection, securities and finance laws. Pursuant to the subpoena, the NY Attorney General has requested from the Company and its academic institutions documents and detailed information for the time period March 17, 2005 to present. The Company is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.
North Carolina Attorney General Investigation of Ashford University
In September 2011, Ashford University received from the Attorney General of the State of North Carolina (the “NC Attorney General”) an Investigative Demand relating to the NC Attorney General's investigation of whether the university's business practices complied with North Carolina consumer protection laws. Pursuant to the Investigative Demand, the NC Attorney General has requested from Ashford University documents and detailed information for the time period January 1, 2008 to present. Ashford University is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.
California Attorney General Investigation of For-Profit Educational Institutions
In January 2013, the Company received from the Attorney General of the State of California (the “CA Attorney General”) an Investigative Subpoena relating to the CA Attorney General’s investigation of for-profit educational institutions. Pursuant to the Investigative Subpoena, the CA Attorney General has requested documents and detailed information for the time period March 1, 2009 to present. On July 24, 2013, the CA Attorney General filed a petition to enforce certain categories of the Subpoena related to recorded calls and electronic marketing data. On September 25, 2013, we reached an agreement with the CA Attorney General to produce certain categories of the documents requested in the petition and stipulated to continue the

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

hearing on the petition to enforce from October 3, 2013 to January 9, 2014. On January 13, 2014 and June 19, 2014, the Company received additional Investigative Subpoenas from the CA Attorney General each requesting additional documents and information for the time period March 1, 2009 through the current date. On October 24, 2014 and February 12, 2015, representatives from the Company met with the CA Attorney General’s office to discuss the status of the investigation, additional information requests, and specific concerns related to possible unfair business practices in connection with the Company’s recruitment of students and debt collection practices. The Company cannot predict the eventual scope, duration or outcome of the investigation at this time. As a result, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.
Massachusetts Attorney General Investigation of Bridgepoint Education, Inc. and Ashford University
On July 21, 2014, the Company and Ashford University received from the Attorney General of the State of Massachusetts (the “MA Attorney General”) a Civil Investigative Demand relating to the MA Attorney General's investigation of for-profit educational institutions and whether the university's business practices complied with Massachusetts consumer protection laws. Pursuant to the Investigative Demand, the MA Attorney General has requested from the Company and Ashford University documents and information for the time period January 1, 2006 to present. The Company is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.
Securities & Exchange Commission Subpoena of Bridgepoint Education, Inc.
On July 22, 2014, the Company received from the SEC a subpoena relating to certain of the Company’s accounting practices, including revenue recognition, receivables and other matters relating to the Company’s previously disclosed intention to restate its financial statements for fiscal year ended December 31, 2013 and revise its financial statements for the years ended December 31, 2011 and 2012, and the prior revision of the Company’s financial statements for the fiscal year ended December 31, 2012. Pursuant to the subpoena, the SEC has requested from the Company documents and detailed information for the time period January 1, 2009 to present. The Company is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time. As a result, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.
Securities Class Actions
Consolidated Securities Class Action
On July 13, 2012, a securities class action complaint was filed in the U.S. District Court for the Southern District of California by Donald K. Franke naming the Company, Andrew Clark, Daniel Devine and Jane McAuliffe as defendants for allegedly making false and materially misleading statements regarding the Company’s business and financial results, specifically the concealment of accreditation problems at Ashford University. The complaint asserts a putative class period stemming from May 3, 2011 to July 6, 2012. A substantially similar complaint was also filed in the same court by Luke Sacharczyk on July 17, 2012 making similar allegations against the Company, Andrew Clark and Daniel Devine. The Sacharczyk complaint asserts a putative class period stemming from May 3, 2011 to July 12, 2012. On July 26, 2012, another purported securities class action complaint was filed in the same court by David Stein against the same defendants based upon the same general set of allegations and class period. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and seek unspecified monetary relief, interest, and attorneys’ fees.
On October 22, 2012, the Sacharczyk and Stein actions were consolidated with the Franke action and the Court appointed the City of Atlanta General Employees Pension Fund and the Teamsters Local 677 Health Services & Insurance Plan as lead plaintiffs. A consolidated complaint was filed on December 21, 2012 and the Company filed a motion to dismiss on February 19, 2013. On September 13, 2013, the Court granted the motion to dismiss with leave to amend for alleged misrepresentations relating to Ashford University’s quality of education, the WSCUC accreditation process and the Company’s financial forecasts. The Court denied the motion to dismiss for alleged misrepresentations concerning Ashford University’s persistence rates. The plaintiff did not file an amended complaint by the October 31, 2013 deadline and therefore the case is now proceeding to discovery. On August 6, 2014, the plaintiff filed a motion for class certification, which was granted by the Court on January 15, 2015.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. At present, the Company cannot reasonably estimate a range of loss for this action based on the information available to the Company. Accordingly, the Company has not accrued any liability associated with this action.
Zamir v. Bridgepoint Education, Inc., et al.
On February 24, 2015, a securities class action complaint was filed in the U.S. District Court for the Southern District of California by Nelda Zamir naming the Company, Andrew Clark and Daniel Devine as defendants. The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts regarding the Company's business, operations and prospects, specifically regarding the Company’s improper application of revenue recognition methodology to assess collectibility of funds owed by students. The complaint asserts a putative class period stemming from August 7, 2012 to May 30, 2014. The complaint has not yet been served.
The Company is evaluating the complaint and intends to vigorously defend against it. However, because of the many questions of fact and law that may arise, the outcome of the legal proceeding is uncertain at this point. Based on information available to the Company at present, it cannot reasonably estimate a range of loss and accordingly has not accrued any liability associated with this action.
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
Cannon v. Clark, et al.
On November 1, 2013, a shareholder derivative complaint was filed in the U.S. District Court for the Southern District of California by James Cannon. In the complaint, the plaintiff asserts a derivative claim on the Company's behalf against certain of its current officers and directors. The complaint is entitled Cannon v. Clark, et al. and is substantially similar to the previously filed California State Court derivative action now entitled In re Bridgepoint, Inc. Shareholder Derivative Action. In the complaint, the plaintiff generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. The complaint seeks unspecified monetary relief and disgorgement on behalf of the Company, as well as other equitable relief and attorneys' fees. Pursuant to a stipulation among the parties, on January 6, 2014, the Court ordered the case stayed during discovery in the underlying securities class action, but permitted the plaintiff to receive copies of any discovery responses served in the underlying securities class action.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Di Giovanni v. Clark, et al., and Craig-Johnston v. Clark, et al.
On December 9, 2013, two nearly identical shareholder derivative complaints were filed in the United States District Court for the Southern District of California. The complaints assert derivative claims on the Company's behalf against the members of the Company's board of directors as well as against Warburg Pincus & Co., Warburg Pincus LLC, Warburg Pincus Partners LLC, and Warburg Pincus Private Equity VIII, L.P. The two lawsuits are captioned Di Giovanni v. Clark, et al., and Craig-Johnston v. Clark, et al. The complaints allege that all of the defendants breached their fiduciary duties and were unjustly enriched and that the individual defendants wasted corporate assets in connection with the tender offer commenced by the Company on November 13, 2013. The lawsuits seek unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees. On February 28, 2014, the defendants filed motions to dismiss, which were granted by the Court on October 17, 2014. The plaintiffs filed a notice of appeal on December 8, 2014 and the case is currently under appeal with the United States Court of Appeals for the Ninth Circuit.
Klein v. Clark, et al.
On January 9, 2014, a shareholder derivative complaint was filed in the Superior Court of the State of California in San Diego. The complaint asserts derivative claims on the Company's behalf against the members of the Company's board of directors as well as against Warburg Pincus & Co., Warburg Pincus LLC, Warburg Pincus Partners LLC, and Warburg Pincus Private Equity VIII, L.P. The lawsuit is captioned Klein v. Clark, et al. The complaint alleges that all of the defendants breached their fiduciary duties and were unjustly enriched and that the individual defendants wasted corporate assets in connection with the tender offer commenced by the Company on November 13, 2013. The lawsuit seeks unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees. On March 21, 2014, the Court granted the parties' stipulation to stay the case until the motions to dismiss in the related federal derivative action were decided. On November 14, 2014, the Court dismissed the case but retained jurisdiction in the event the dismissal in the federal case is reversed on appeal by the Ninth Circuit.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Qui Tam Complaints
In December 2012, the Company received notice that the U.S. Department of Justice had declined to intervene in a qui tam complaint filed in the U.S. District Court for the Southern District of California by Ryan Ferguson and Mark T. Pacheco under the Federal False Claims Act on March 10, 2011 and unsealed on December 26, 2012. The case is entitled United States of America, ex rel., Ryan Ferguson and Mark T. Pacheco v. Bridgepoint Education, Inc., Ashford University and University of the Rockies. The qui tam complaint alleges, among other things, that since March 10, 2005, the Company caused its institutions, Ashford University and University of the Rockies, to violate the federal False Claims Act by falsely certifying to the U.S. Department of Education that the institutions were in compliance with various regulations governing Title IV programs, including those that require compliance with federal rules regarding the payment of incentive compensation to enrollment personnel, student disclosures, and misrepresentation in connection with the institutions' participation in Title IV programs. The complaint seeks significant damages, penalties and other relief. On April 30, 2013, the relators petitioned the Court for voluntary dismissal of the complaint without prejudice. The U.S. Department of Justice filed a notice stipulating to the dismissal and the Court granted the dismissal on June 12, 2013.
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
21. Concentration of Risk
Concentration of Revenue
In 2014, Ashford University derived 83.4% and University of the Rockies derived 88.3% of their respective revenues (in each case calculated on a cash basis in accordance with applicable Department regulations) from students whose source of funding is through Title IV programs. See Note 18, “Regulatory - The “90/10” Rule.” Title IV programs are subject to political and budgetary considerations and are subject to extensive and complex regulations. The Company's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potentially adverse actions including a suspension, limitation, or termination proceeding, which could have a material adverse effect on the Company's enrollments, revenues and results of operations.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Concentration of Sources of Supply
The Company is dependent on a third-party provider for its online platform, which includes a learning management system, that stores, manages and delivers course content, enables assignment uploading, provides interactive communication between students and faculty and supplies online assessment tools. The partial or complete loss of this source may have an adverse effect on enrollments, revenues and results of operations.
22. Quarterly Results of Operations (Unaudited)
The following tables set forth unaudited results of operations and certain operating results for each quarter during 2014 and 2013. The Company believes that the information reflects all adjustments necessary to present fairly the information below. Basic and diluted earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per common share information may not equal annual basic and diluted earnings per common share.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2014
Revenue	$157,270	$171,522	$162,654	$147,259
Operating income (loss)	(7,858)	22,414	10,581	(10,826)
Net income (loss)	(4,330)	12,955	6,291	(5,248)
Earnings (loss) per common share:
Basic	$(0.10)	$0.29	$0.14	$(0.12)
Diluted	(0.10)	0.28	0.14	(0.12)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2013
Revenue	$212,986	$193,470	$182,768	$162,225
Operating income	39,676	19,133	19,524	(9,870)
Net income	24,667	12,114	14,211	(5,109)
Earnings per common share:
Basic	$0.46	$0.22	$0.26	$(0.10)
Diluted	0.45	0.22	0.25	(0.10)
In the fourth quarter of 2014, the Company recorded certain correcting adjustments relating to a prior year, which were not material to the current period, prior periods or previous quarterly periods. The adjustments decreased revenue by $1.7 million, operating income by $1.7 million and net income by $1.0 million.  In the third quarter of 2014, the Company had also recorded an adjustment that related to a prior year, which were not material to the current period, prior periods or previous quarterly periods. This adjustment did not impact revenue or operating income, but increased net income by $0.2 million.  The net effect of these adjustments on the annual 2014 period was to decrease revenue by $1.0 million, operating income by $0.7 million and net income by $0.2 million.

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
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2014 because of the material weakness in our internal control over financial reporting described below. Notwithstanding the material weakness described below, management has concluded that the Company's consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States (“GAAP”) for each of the periods presented herein.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management's assessment of our internal control over financial reporting, our management has identified control deficiencies that constituted a material weakness in our internal control over financial reporting as of December 31, 2014, as described below.
Our management has concluded that there is a material weakness in internal control over financial reporting surrounding our failure to maintain effective internal controls over the accounting for revenue recognition. Specifically, we did not maintain effective controls surrounding the selection and application of GAAP related to revenue recognition as of December 31, 2014. These control deficiencies did not result in a material misstatement of the Company’s consolidated financial statements for 2014 and each of the quarters in 2014. These control deficiencies could result in misstatements of revenue, bad debt expense, accounts receivables and the related financial disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute a material weakness.
The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Part II, Item 8, “Financial Statements and Supplementary Data.”
Management's Remediation Plan
We are committed to remediating the control deficiencies that constitute the above remaining material weakness by implementing changes to our internal control over financial reporting. Management is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weakness.
We plan to implement measures to remediate the underlying causes of the control deficiencies that gave rise to the material weakness. We plan to achieve this primarily through additional training efforts as well as ensuring appropriate review of the related significant accounting policies by the members of management with the requisite level of knowledge, experience and training to appropriately apply GAAP. We plan to undertake additional review processes to ensure the related significant accounting policies are implemented and applied properly on a consistent basis throughout the Company. We believe these measures will remediate the control deficiencies. However, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weakness, we may determine to take additional measures to address the control deficiencies.
Prior Material Weakness and Remediation
In regards to the prior material weakness surrounding the selection and application of GAAP related to restricted cash, we implemented measures and new controls throughout the year and have remediated the control deficiencies that constituted that prior material weakness by implementing changes to our internal control over financial reporting. These measures include the following:
•The Company has implemented controls to help ensure that employees with a proper knowledge of GAAP are in place;
•To address the level of knowledge in the specific areas noted, members of our accounting and finance team have attended training in the specific areas;
•To address the design deficiency surrounding the selection and application of GAAP, the Company implemented a new control surrounding Financial Statement Risk Assessment;
•The Company enhanced procedures to ensure appropriate review of accounting policies specific to treasury processes.
Based on the remediation measures tested, which were found to be operating effectively, the Company concluded that the material weakness relating to the selection and application of GAAP related to restricted cash was remediated as of December 31, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
On March 9, 2015, we entered into an amended and restated employment agreement (the “Employment Agreement”) with Andrew S. Clark, our President and Chief Executive Officer. The Employment Agreement amends, restates and supersedes in its entirety the previous employment agreement we entered into with Mr. Clark on March 4, 2009. Pursuant to the Employment Agreement, Mr. Clark will continue to receive his current annual base salary of $725,000, which is subject to periodic review by our board of directors. The initial term of the Employment Agreement will expire on the third anniversary of the date of the Employment Agreement, following which date the term of the Employment Agreement will automatically renew for successive one-year periods unless either party provides written notice of non-renewal at least six months prior to the then-applicable expiration date.

In the event Mr. Clark’s employment is terminated by us without Cause or by Mr. Clark for Good Reason (each as defined in the Employment Agreement), Mr. Clark will be entitled to receive (i) cash payments equal in the aggregate to two times the sum of his then-current annual base salary and annual target bonus, (ii) reimbursement of certain medical insurance premiums for a period of 24 months following termination so long as Mr. Clark has made a valid election for continuation coverage, (iii) accelerated vesting of time-based equity awards as if Mr. Clark's employment had terminated one year later, and stock options granted to Mr. Clark after the date of the Employment Agreement will remain exercisable until the earlier of one year following the date of termination or the expiration of the originally scheduled term of the stock option, (iv) continued vesting of any performance-based equity awards capable of being earned in the fiscal year of termination, based on actual achievement of the applicable performance goals, and any such awards requiring employment with us for a period of time following the date of achievement of the award will be deemed to be accelerated as if Mr. Clark’s employment had terminated on year later, (v) a pro-rata portion of the annual bonus that Mr. Clark would have otherwise been entitled to receive for the fiscal year during which the termination of employment occurs, prorated based on the number of completed days during such fiscal year prior to the termination of employment, and (vi) his annual bonus for the completed fiscal year prior to the year of termination, if not already paid. Mr. Clark's receipt of such severance benefits is conditioned upon him providing us with a release of claims against us, our affiliates and related parties.
Upon a Change of Control (as defined in the Employment Agreement), (i) 50% of Mr. Clark’s time-based equity awards will become vested, (ii) the remaining unvested portion of Mr. Clark's time-based equity awards will continue to vest pursuant to their original vesting schedule but only as to 50% of the number of shares scheduled to vest on each vesting date, subject to his continued service, and (iii) Mr. Clark's performance-based equity awards will be treated in accordance with the terms of the applicable award or other agreement.
On March 9, 2015, we also entered into an amendment to Mr. Clark's performance stock unit agreement (the “Amended PSU Agreement”), which amends certain terms related to the vesting of Mr. Clark's PSUs in connection with a Change of Control.
The foregoing descriptions of the Amended PSU Agreement and the Employment Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements, copies of which are attached to this report as Exhibit 10.16 and Exhibit 10.20, respectively, and are incorporated herein by reference.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2015 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2015 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2015 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2015 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2015 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)    The following documents are included as part of this Annual Report on Form 10-K:
(1)    Financial Statements.
(2)    Financial Statement Schedules.
All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.
(3)    Exhibits.

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
		Acquisition Agreements
2.1		Purchase and Sale Agreement dated December 3, 2004, as amended, among The Franciscan University of the Prairies, the Sisters of St. Francis and the registrant.		X	S-1	2.1	February 17, 2009
2.2		Asset Purchase and Sale Agreement dated September 12, 2007 between the Colorado School of Professional Psychology and the registrant.		X	S-1	2.2	February 17, 2009
		Charter Documents and Instruments Defining Rights of Security Holders
3.1		Fifth Amended and Restated Certificate of Incorporation.		X	10-Q	3.1	May 21, 2009
3.2		Second Amended and Restated Bylaws.		X	S-1	3.4	March 20, 2009
4.1		Specimen of Stock Certificate.		X	S-1	4.1	March 30, 2009
4.2		Second Amended and Restated Registration Rights Agreement dated August 26, 2009 among the registrant and the other persons named therein.		X	S-1	4.4	September 4, 2009
		Employee Benefit Plans
10.1	*	Amended and Restated 2005 Stock Incentive Plan.		X	S-1	10.1	December 22, 2008
10.2	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Founders.		X	S-1	10.2	February 17, 2009
10.3	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Charlene Dackerman, Jane McAuliffe, Ross Woodard and other non-executive employees.		X	S-1	10.3	February 17, 2009
10.4	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Andrew S. Clark, Daniel J. Devine, Rodney T. Sheng and Christopher L. Spohn.		X	S-1	10.4	February 17, 2009
10.5	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Robert Hartman.		X	S-1	10.12	February 17, 2009
10.6	*	Amended and Restated 2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Charlene Dackerman, Jane McAuliffe, Ross Woodard and other non-executive employees.		X	8-K	10.13	January 12, 2010
10.7	*	Amended and Restated 2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Andrew S. Clark, Daniel J. Devine, Rodney T. Sheng and Christopher L. Spohn.		X	8-K	10.14	January 12, 2010
10.8	*	Amended and Restated 2005 Stock Incentive Plan-Amendment to Stock Option Award		X	S-1	10.33	March 30, 2009

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.9	*	Amended and Restated 2009 Stock Incentive Plan.		X	8-K	10.1	May 16, 2013
10.10	*	Amended and Restated 2009 Stock Incentive Plan - Form of Nonstatutory Stock Option Agreement for Executives and Senior Management.		X	S-8	99.4	May 13, 2009
10.11	*	Amended and Restated 2009 Stock Option Plan - Form of Nonstatutory Stock Option Agreement (effective March 2011).		X	10-Q	10.3	May 3, 2011
10.12	*	Amended and Restated 2009 Stock Incentive Plan - Form of Incentive Stock Option Agreement for Executives and Senior Management.		X	S-8	99.5	May 13, 2009
10.13	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (Deferred Settlement).		X	8-K	99.1	June 27, 2011
10.14	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (General).		X	8-K	99.2	June 27, 2011
10.15	*	Amended and Restated 2009 Stock Incentive Plan - Form of Performance Stock Unit Award Agreement.		X	8-K	10.1	December 23, 2014
10.16	*	Amended and Restated 2009 Stock Incentive Plan - Amendment to Performance Stock Unit Award Agreement	X
10.17	*	Form of Non-Plan Stock Option Agreement		X	S-8	99.6	May 13, 2009
10.18	*	Form of Compensatory Warrant Agreement.		X	S-1	4.1	March 20, 2009
10.19	*	Amended and Restated Employee Stock Purchase Plan.		X	8-K	99.1	March 22, 2010
10.20	*	Bridgepoint Education Nonqualified Deferred Compensation Plan		X	10-Q	10.7	May 3, 2010
		Agreements with Executive Officers, Directors and Warburg Pincus
10.21	*	Amended and Restated Employment Agreement between Andrew S. Clark and the registrant.	X
10.22	*	Employment Agreement between Daniel J. Devine and the registrant.		X	S-1	10.25	March 20, 2009
10.23	*	Employment Agreement between Rodney T. Sheng and the registrant.		X	S-1	10.27	March 20, 2009
10.24	*	Offer Letter to Diane Thompson.		X	S-1	10.28	March 20, 2009
10.25	*	Offer Letter to Thomas Ashbrook.		X	S-1	10.29	March 20, 2009
10.26	*	Offer Letter to Douglas C. Abts.		X	10-K	10.23	March 2, 2011
10.27	*	Executive Severance Plan.		X	S-1	10.31	March 20, 2009
10.28	*	Form of Severance Agreement under the Executive Severance Plan.		X	S-1	10.32	March 20, 2009
10.29	*	Offer Letter to Dale Crandall.		X	S-1	10.30	March 20, 2009
10.30	*	Offer Letter to Marye Anne Fox.		X	10-K	10.30	March 7, 2012
10.31	*	Offer Letter to Andrew Miller.		X	10-K	10.31	March 7, 2012
10.32	*	Form of Indemnification Agreement for Executive Officers and Directors (before January 1, 2012).		X	S-1	10.8	December 22, 2008
10.33	*	Form of Indemnification Agreement (after January 1, 2012).		X	10-K	10.33	March 7, 2012
10.34	*	Stock Ownership Guidelines (after December 31, 2011 and prior to May 14, 2013).		X	10-K	10.34	March 7, 2012
10.35	*	Stock Ownership Guidelines (effective May 14, 2013).		X	10-K	10.33	March 17, 2014
10.36		Nominating Agreement between Warburg Pincus and the registrant.		X	S-1	10.11	February 17, 2009
		Bank Documents
10.37		Credit Agreement dated January 29, 2010 with Comerica Bank		X	8-K	99.1	February 3, 2010
10.38		Revolving Credit Note dated January 29, 2010 with Comerica Bank		X	8-K	99.2	February 3, 2010
10.39		Security Agreement dated January 29, 2010 with Comerica Bank		X	8-K	99.3	February 3, 2010
10.40		First Amendment to Loan Documents with Comerica Bank dated July 30, 2010		X	10-Q	10.1	August 3, 2010
10.41		Second Amendment to Loan Documents with Comerica Bank dated August 6, 2010.		X	10-Q	10.2	November 2, 2010
10.42		Third Amendment to Loan Documents with Comerica Bank dated December 1, 2010.		X	10-K	10.39	March 2, 2011
10.43		Fourth Amendment to Loan Documents with Comerica Bank, dated May 2, 2011.		X	10-Q	10.1	August 2, 2011

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.44		Fifth Amendment to Loan Documents with Comerica Bank, dated January 27, 2012.		X	10-K	10.43	March 7, 2012
10.45		Sixth Amendment to Loan Documents with Comerica Bank, dated March 30, 2012.		X	10-Q	10.6	May 1, 2012
10.46		Amended and Restated Revolving Credit Agreement with Comerica Bank, dated as of April 13, 2012.		X	10-Q	10.1	August 7, 2012
		Material Real Estate Leases
10.47	†	Office Lease dated January 31, 2008 with Kilroy Realty, L.P., as amended by the First Amendment thereto dated December 1, 2008, related to the premises located at 13480 Evening Creek Drive North, San Diego, California.		X	S-1	10.15	April 13, 2009
10.48	†	Second Amendment to Office Lease dated June 3, 2009, with Kilroy Realty L.P., related to the premises located at 13480 Evening Creek Drive North, San Diego, California.		X	10-Q	10.2	August 11, 2009
10.49	†	Office Lease and Sublease Agreements, related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	S-1	10.16	April 13, 2009
10.50	†	First Amendment to Office Lease dated March 12, 2010, with Kilroy Realty, L.P., related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	10-Q	10.5	May 3, 2010
10.51	†	Second Amendment to Office Lease with Kilroy Realty, L.P., dated February 29, 2012, related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	10-Q	10.5	May 1, 2012
10.52	†	Office Lease dated June 26, 2009, with Kilroy Realty, L.P., related to the premises located at 13520 Evening Creek Drive North, San Diego, California.		X	10-Q	10.1	August 11, 2009
10.53	†	Standard Form Modified Gross Office Lease dated October 22, 2008, and addendum, with Sunroad Centrum Office I, L.P. related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	S-1	10.17	March 2, 2009
10.54	†	First Amendment to Standard Form Modified Gross Office Lease dated September 16, 2011, with Sunroad Centrum Office I, L.P., related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	10-Q	10.4	December 16, 2011
10.55	†	Office Lease dated February 28, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-Q	10.1	May 3, 2011
10.56	†	Commencement Date Memorandum and First Amendment to Office Lease dated November 18, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-K	10.55	March 7, 2012
10.57	†	Lease dated August 8, 2011, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.3	November 1, 2011
10.58	†	First Amendment dated June 28, 2012, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.2	August 7, 2012
		Material Strategic Agreements
10.59	†	Master Services and License Agreement dated September 29, 2009, with eCollege.com		X	8-K	99.1	October 1, 2009
10.60	†	First Addendum to Master Services and License Agreement dated November 9, 2009 with eCollege.com		X	10-K	10.45	March 2, 2010
10.61	†	Second Addendum to Master Services and License Agreement dated December 15, 2009 with eCollege.com		X	10-K	10.46	March 2, 2010
10.62	†	Third Addendum to Master Services and License Agreement dated January 12, 2010 with eCollege.com		X	10-K	10.47	March 2, 2010
10.63	†	Fourth Addendum to Master Services and License Agreement dated October 14, 2010 with eCollege.com		X	10-K	10.54	March 2, 2011
10.64	†	Fifth Addendum to Master Services and License Agreement dated January 30, 2015 with eCollege.com		X	8-K	10.1	February 3, 2015
10.65	†	Software License Agreement and Campuscare Support Agreement between Campus Management Corp. and the registrant.		X	S-1	10.21	March 30, 2009
10.66	†	Addenda to Software License Agreement with Campus Management Corp. dated June 29, 2009.		X	10-Q	10.5	August 11, 2009

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.67	†	Addendum to CampusCare Maintenance and Support Agreement dated February 11, 2011 with Campus Management Corporation.		X	10-Q	10.2	May 3, 2011
10.68	†	CampusCare Maintenance and Support Renewal dated December 28, 2011, with Campus Management Corp.		X	10-K	10.67	March 7, 2012
10.69	†	Addendum to Software License Agreement with Campus Management Corp. dated June 29, 2012.		X	10-K	10.72	March 12, 2013
10.70	†	Addendum to CampusCare Support Agreement dated June 29, 2012 with Campus Management Corporation.		X	10-K	10.73	March 12, 2013
10.71	†	CampusCare Maintenance and Support Renewal dated December 10, 2012, with Campus Management Corp.		X	10-K	10.68	March 17, 2014
10.72	†	CampusCare Maintenance and Support Renewal dated October 24, 2013, with Campus Management Corp.		X	10-K	10.69	March 17, 2014
10.73	†	Addendum to Software License Agreement with Campus Management Corp. dated April 1, 2014.		X	10-Q	10.1	August 7, 2014
10.74	†	Addendum to CampusCare Support Agreement dated April 1, 2014 with Campus Management Corp.		X	10-Q	10.2	August 7, 2014
10.75		General Services Agreement dated January 1, 2009 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-K	10.68	March 7, 2012
10.76		Amendment One to General Services Agreement dated July 14, 2011 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-Q	10.4	August 2, 2011
10.77	†	Amendment One to Task Order One (Central Financial Aid Processing) dated January 2, 2012 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-K	10.70	March 7, 2012
10.78		General Services Agreement dated January 1, 2009 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-K	10.71	March 7, 2012
10.79		Amendment One to General Services Agreement dated July 15, 2011 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-Q	10.5	August 2, 2011
10.80	†	Amendment One to Task Order One (Central Financial Aid Processing) dated January 2, 2012 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-K	10.73	March 7, 2012
10.81	†	License Agreement dated October 31, 2013 between Forbes Education Holdings, Bridgepoint Education, Inc. and Ashford University, LLC.		X	10-K	10.76	March 17, 2014
		Code of Ethics
14.1		Amended and Restated Code of Ethics		X	8-K	14.1	December 1, 2009
		Subsidiaries
21.1		List of subsidiaries of the registrant.		X	10-K	21.1	March 12, 2013
		Consent and Power of Attorney
23.1		Consent of independent registered public accounting firm.	X
24.1		Power of Attorney (included on signature page).		X	10-K	24.1	March 12, 2013
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
The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 10, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets as of December 31, 2014, and December 31, 2013; (ii) the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012 (iv) the Consolidated Statements Stockholder's Equity for the three years ended December 31, 2014; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Annual Consolidated Financial Statements.
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

BRIDGEPOINT EDUCATION, INC.

/s/ ANDREW S. CLARK
Andrew S. Clark (CEO and President)
Dated: March 10, 2015
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew S. Clark and Daniel J. Devine, jointly and severally, as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ANDREW S. CLARK	CEO and President (Principal Executive Officer) and a Director	March 10, 2015
Andrew S. Clark

/s/ DANIEL J. DEVINE	Chief Financial Officer (Principal Financial Officer)	March 10, 2015
Daniel J. Devine

/s/ RUSSELL SAKAMOTO	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 10, 2015
Russell Sakamoto

/s/ RYAN CRAIG	Director	March 10, 2015
Ryan Craig

/s/ DALE CRANDALL	Director	March 10, 2015
Dale Crandall

/s/ PATRICK HACKETT	Director	March 10, 2015
Patrick T. Hackett

/s/ MARYE ANNE FOX	Director	March 10, 2015
Marye Anne Fox

/s/ ROBERT HARTMAN	Director	March 10, 2015
Robert Hartman

/s/ VICTOR NICHOLS	Director	March 10, 2015
Victor Nichols

/s/ ADARSH SARMA	Director	March 10, 2015
Adarsh Sarma