Form 10-Q
period 2015-03-31
Bridgepoint Education Inc
filed 2015-05-05
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of April 30, 2015, was 45,666,305.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of March 31, 2015	As of December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$241,277	$207,003
Restricted cash	20,206	25,934
Investments	12,177	12,051
Accounts receivable, net	30,918	21,274
Student loans receivable, net	859	1,003
Deferred income taxes	21,295	21,301
Prepaid expenses and other current assets	22,321	22,818
Total current assets	349,053	311,384
Property and equipment, net	75,728	78,219
Investments	81,593	111,557
Student loans receivable, net	9,146	9,510
Goodwill and intangibles, net	23,901	24,775
Deferred income taxes	20,043	20,175
Other long-term assets	2,661	2,475
Total assets	$562,125	$558,095
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,894	$1,013
Accrued liabilities	55,986	51,403
Deferred revenue and student deposits	102,688	108,048
Total current liabilities	165,568	160,464
Rent liability	20,275	22,098
Other long-term liabilities	9,728	9,652
Total liabilities	195,571	192,214
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both March 31, 2015, and December 31, 2014	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 63,222 issued and 45,665 outstanding at March 31, 2015; 62,957 issued and 45,400 outstanding at December 31, 2014	632	630
Additional paid-in capital	181,597	180,720
Retained earnings	521,404	521,775
Accumulated other comprehensive income (loss)	(10)	(175)
Treasury stock, 17,557 shares at cost at both March 31, 2015, and December 31, 2014	(337,069)	(337,069)
Total stockholders' equity	366,554	365,881
Total liabilities and stockholders' equity	$562,125	$558,095
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue	$142,518	$157,270
Costs and expenses:
Instructional costs and services	75,049	83,081
Admissions advisory and marketing	52,347	65,778
General and administrative	16,322	16,269
Total costs and expenses	143,718	165,128
Operating loss	(1,200)	(7,858)
Other income, net	689	367
Loss before income taxes	(511)	(7,491)
Income tax benefit	(140)	(3,161)
Net loss	$(371)	$(4,330)
Earnings (loss) per share:
Basic	$(0.01)	$(0.10)
Diluted	(0.01)	(0.10)
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	45,428	44,897
Diluted	45,428	44,897
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(371)	$(4,330)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	165	(36)
Comprehensive loss	$(206)	$(4,366)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2014	62,957	$630	$180,720	$521,775	$(175)	$(337,069)	$365,881
Stock-based compensation	—	—	2,245	—	—	—	2,245
Exercise of stock options	76	—	127	—	—	—	127
Excess tax benefit of option exercises and restricted stock, net of tax shortfall	—	—	(270)	—	—	—	(270)
Stock issued under restricted stock plan, net of shares held for taxes	189	2	(1,225)	—	—	—	(1,223)
Net loss	—	—	—	(371)	—	—	(371)
Unrealized losses on investments, net of tax	—	—	—	—	165	—	165
Balance at March 31, 2015	63,222	$632	$181,597	$521,404	$(10)	$(337,069)	$366,554
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(371)	$(4,330)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts	8,396	7,560
Depreciation and amortization	5,345	6,029
Amortization of premium/discount	19	(19)
Stock-based compensation	2,245	1,893
Excess tax benefit of option exercises	(231)	(793)
Loss on impairment of student loans receivable	359	265
Net loss on marketable securities	34	—
Loss on disposal of fixed assets	163	80
Changes in operating assets and liabilities:
Restricted cash	5,716	8,208
Accounts receivable	(17,931)	(14,092)
Prepaid expenses and other current assets	360	(6,297)
Student loans receivable	260	198
Other long-term assets	(185)	(240)
Accounts payable and accrued liabilities	10,270	9,526
Deferred revenue and student deposits	(5,313)	(24,084)
Other liabilities	(1,748)	(403)
Net cash provided by (used in) operating activities	7,388	(16,499)
Cash flows from investing activities
Capital expenditures	(1,626)	(3,054)
Purchases of investments	(142)	(23,111)
Non-operating restricted cash	12	—
Capitalized costs for intangible assets	(592)	(1,121)
Sales and maturities of investments	30,101	20,000
Net cash provided by (used in) investing activities	27,753	(7,286)
Cash flows from financing activities
Proceeds from exercise of stock options	127	2,361
Excess tax benefit of option exercises	231	793
Tax withholdings on issuance of stock awards	(1,225)	(1,204)
Net cash provided by (used in) financing activities	(867)	1,950
Net increase (decrease) in cash and cash equivalents	34,274	(21,835)
Cash and cash equivalents at beginning of period	207,003	212,526
Cash and cash equivalents at end of period	$241,277	$190,691
Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$35	$526
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
Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2015. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary to present a fair statement of the Company's condensed consolidated financial position, results of operations and cash flows as of and for the periods presented.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This literature is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2016, using one of two retrospective application methods. The Company continues to evaluate the impacts, if any, the adoption of ASU 2014-09 will have on the Company's financial position or results of operations.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20). This update simplifies the income statement presentation requirements and eliminates from GAAP the concept of extraordinary items, and essentially deletes the requirements in Subtopic 225-20. However, the the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied prospectively, or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted ASU 2015-01 effective April 1, 2015, and such adoption does not have a material effect on its consolidated financial statements.
3. Investments
The following tables summarize the fair value information of short and long-term investments as of March 31, 2015 and December 31, 2014, respectively (in thousands):

	As of March 31, 2015
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,240	$—	$—	$1,240
Corporate notes and bonds	—	52,530	—	52,530
U.S. government and agency securities	—	15,000	—	15,000
Certificates of deposit	—	25,000	—	25,000
Total	$1,240	$92,530	$—	$93,770

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,071	$—	$—	$1,071
Corporate notes and bonds	—	62,550	—	62,550
U.S. government and agency securities	—	34,987	—	34,987
Certificates of deposit	—	25,000	—	25,000
Total	$1,071	$122,537	$—	$123,608
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
The Company records the changes in unrealized gains and losses on its investments arising during the period in other comprehensive income. For the three months ended March 31, 2015 and 2014, the Company recorded a net unrealized gain of $165,000 and a net unrealized loss of $36,000, respectively, in other comprehensive income, which were net of tax expense of $138,000 and tax benefit of $26,000, respectively.
During the three months ended March 31, 2015, the Company reclassified $61,000 out of other comprehensive income and was realized as a net loss on marketable securities on the consolidated statement of income for the period. There was no such reclassification in the three months ended March 31, 2014.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Accounts Receivable
Accounts receivable, net, consist of the following (in thousands):

	As of March 31, 2015	As of December 31, 2014
Accounts receivable	$62,179	$48,841
Less allowance for doubtful accounts	(31,261)	(27,567)
Accounts receivable, net	$30,918	$21,274
As of March 31, 2015 and December 31, 2014, there was an immaterial amount included within net accounts receivable with a payment due date of greater than one year.
The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the three months ended March 31, 2015	$(27,567)	$8,459	$(4,765)	$(31,261)
For the three months ended March 31, 2014	(26,901)	7,440	(3,580)	(30,761)

(1)	Deductions represent accounts written off, net of recoveries.
5. Student Loans Receivable
Student loans receivable, net, consist of the following (in thousands):

Short-term:	As of March 31, 2015	As of December 31, 2014
Student loans receivable (non-tuition related)	$476	$509
Student loans receivable (tuition related)	478	626
Current student loans receivable	954	1,135
Less allowance for doubtful accounts	(95)	(132)
Student loans receivable, net	$859	$1,003

Long-term:	As of March 31, 2015	As of December 31, 2014
Student loans receivable (non-tuition related)	$4,507	$4,805
Student loans receivable (tuition related)	5,976	6,068
Non-current student loans receivable	10,483	10,873
Less allowance for doubtful accounts	(1,337)	(1,363)
Student loans receivable, net	$9,146	$9,510
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Revenue recognized related to student loans was immaterial during each of the three months ended March 31, 2015 and 2014. The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for student loans receivable (tuition related):
For the three months ended March 31, 2015	$(1,495)	$(63)	$—	$(1,432)
For the three months ended March 31, 2014	(2,144)	120	—	(2,264)

(1)	Deductions represent accounts written off, net of recoveries.
For the non-tuition related student loans receivable, the Company monitors the credit quality using credit scores, aging history and delinquency trending. The loan reserve methodology is reviewed on a quarterly basis. Delinquency is the main factor in determining if a loan is impaired. If a loan were determined to be impaired, interest would no longer accrue. For the three months ended March 31, 2015, there was $0.4 million of student loans that were impaired. As of March 31, 2015, there were $4.8 million of student loans that had been placed on non-accrual status.
As of March 31, 2015, the delinquency status of gross student loans receivable was as follows (in thousands):

120 days and less	$15,030
From 121 - 270 days	1,408
Greater than 270 days	2,460
Total gross student loans receivable	18,898
Less: Amounts reserved or impaired	(6,206)
Less: Discount on student loans receivable	(2,687)
Total student loans receivable, net	$10,005
6. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of March 31, 2015	As of December 31, 2014
Prepaid expenses	$8,917	$8,500
Prepaid licenses	4,535	5,598
Prepaid income taxes	3,268	2,945
Prepaid insurance	1,266	1,508
Interest receivable	520	424
Insurance recoverable	2,666	3,040
Other current assets	1,149	803
Total prepaid expenses and other current assets	$22,321	$22,818

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	As of March 31, 2015	As of December 31, 2014
Land	$7,091	$7,091
Buildings	29,472	29,540
Furniture and office equipment	83,800	81,030
Software	11,190	12,454
Leasehold improvements	21,046	21,096
Vehicles	147	147
Total property and equipment	152,746	151,358
Less accumulated depreciation and amortization	(77,018)	(73,139)
Total property and equipment, net	$75,728	$78,219
Goodwill and Intangibles, Net
Goodwill and intangibles, net, consist of the following (in thousands):

	March 31, 2015
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$18,766	$(10,685)	$8,081
Purchased intangible assets	15,850	(2,597)	13,253
Total definite-lived intangible assets	$34,616	$(13,282)	$21,334
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$23,901

	December 31, 2014
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$18,174	$(9,526)	$8,648
Purchased intangible assets	15,850	(2,290)	13,560
Total definite-lived intangible assets	$34,024	$(11,816)	$22,208
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$24,775
For the three months ended March 31, 2015 and 2014, amortization expense was $1.5 million and $1.4 million, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
2015	$4,144
2016	4,238
2017	2,664
2018	1,634
2019	1,254
Thereafter	7,400
Total future amortization expense	$21,334
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of March 31, 2015	As of December 31, 2014
Accrued salaries and wages	$13,553	$8,250
Accrued bonus	2,204	2,720
Accrued vacation	10,481	9,771
Accrued litigation and fees	600	542
Accrued expenses	17,483	16,623
Rent liability	7,358	8,528
Accrued insurance liability	4,307	4,520
Accrued income taxes payable	—	449
Total accrued liabilities	$55,986	$51,403
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consist of the following (in thousands):

	As of March 31, 2015	As of December 31, 2014
Deferred revenue	$41,413	$26,445
Student deposits	61,275	81,603
Total deferred revenue and student deposits	$102,688	$108,048

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	As of March 31, 2015	As of December 31, 2014
Uncertain tax positions	$7,634	$7,586
Legal settlements	857	1,000
Other long-term liabilities	1,237	1,066
Total other long-term liabilities	$9,728	$9,652
7. Credit Facilities
On April 13, 2012, the Company entered into a $50 million revolving line of credit the (the “Facility”) pursuant to an Amended and Restated Revolving Credit Agreement (the “Revolving Credit Agreement”) with the lenders signatory thereto and Comerica Bank (“Comerica”), as administrative agent for the lenders. The Facility had an original term of three years and expired on April 13, 2015.
The Revolving Credit Agreement amended, restated and superseded any prior loan documents. At the Company's option, the Company had the ability to increase the size of the Facility up to $100 million, in certain minimum increments, subject to the terms and conditions of the Revolving Credit Agreement. Additionally, the Company was able to request swing-line advances under the Facility up to $3 million in the aggregate.
Under the Revolving Credit Agreement and the documents executed in connection therewith (collectively, the “Facility Loan Documents”), the lenders agreed to make loans to the Company and issue letters of credit on the Company's behalf, subject to specific terms and conditions. Interest and fees accruing under the Facility were payable quarterly in arrears and principal was payable at maturity.
For any advance under the Facility, interest would accrue at either the “Base Rate” or the “Eurodollar-based Rate,” at the Company's option. For any advance under the swing line, interest would accrue at either the Base Rate or, if made available to the Company by the swing line lender, at the lender's option, a different rate quoted by such lender. For any letter of credit issued on the Company's behalf under the Facility, the Company was required to pay a fee of 1.50% of the undrawn amount of such letter of credit plus a letter of credit facing fee. The Company was also required to pay a facility fee of 0.25% of the aggregate commitment then in effect under the Facility, whether used or unused.
The Facility Loan Documents contained other customary affirmative, negative and financial maintenance covenants, representations and warranties, events of default, and remedies upon an event of default, including the acceleration of debt and the right to foreclose on the collateral securing the Facility. As security for the performance of the Company's obligations under the Facility Loan Documents, the Company granted the lenders a first priority security interest in substantially all of the Company's assets, including its real property worth $7.1 million as of March 31, 2015.
As of March 31, 2015 and up through the date of expiration of the Facility, the Company had no borrowings outstanding under the Facility. The Company had used the availability under the Facility to issue letters of credit aggregating $6.6 million as of March 31, 2015. The Company was in compliance with all financial covenants in the Facility Loan Documents as of March 31, 2015.
Surety Bond Facility
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. In May 2009, the Company entered into a surety bond facility with an insurance company to provide such bonds when required. As of March 31, 2015, the Company's total available surety bond facility was $12.0 million and the surety had issued bonds totaling $5.4 million on the Company's behalf under such facility.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

8. Earnings Per Share
Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.
Diluted earnings per share is calculated by dividing net income available to common stockholders by the sum of (i) the weighted average number of common shares outstanding for the period and (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive. Potentially dilutive securities for the periods presented may include incremental shares of common stock issuable upon the exercise of stock options and upon the settlement of restricted stock units (“RSUs”) and performance stock units (“PSUs”).
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss	$(371)	$(4,330)
Denominator:
Weighted average number of common shares outstanding	45,428	44,897
Effect of dilutive options and stock units	—	—
Diluted weighted average number of common shares outstanding	45,428	44,897
Earnings (loss) per share:
Basic earnings per share	$(0.01)	$(0.10)
Diluted earnings per share	$(0.01)	$(0.10)
For the periods indicated below, the computation of dilutive common shares outstanding excludes stock options, RSUs and PSUs, as applicable, because their effect was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
Options	4,889	2,792
Stock units	558	350
9. Stock-Based Compensation
The Company recorded $2.2 million and $1.9 million of stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively. The related income tax benefit was $0.8 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively.
The Company granted approximately 0.8 million RSUs during the three months ended March 31, 2015 at a grant date fair value of $9.43. During the three months ended March 31, 2015, 0.3 million RSUs vested.
The Company granted approximately 0.6 million PSUs during the three months ended March 31, 2015 at a weighted grant date fair value of $8.18. No PSUs vested during the three months ended March 31, 2015.
The Company granted approximately 0.4 million options to purchase shares of common stock during the three months ended March 31, 2015. During the three months ended March 31, 2015, options to purchase 0.1 million shares of common stock were exercised.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of March 31, 2015, there was unrecognized compensation cost of $27.6 million related to the combined unvested stock options, RSUs and PSUs.
10. Income Taxes
The Company's current estimated annual effective income tax rate that has been applied to normal, recurring operations for the three months ended March 31, 2015 was 43.7%. The Company's actual effective income tax rate was 27.4% for the three months ended March 31, 2015. The actual effective income tax rate for the three months ended March 31, 2015 differed from the Company's estimated annual effective income tax rate due to the impact of discrete items on the Company's income before the provision for income taxes, particularly interest accrued on unrecognized tax benefits.
At March 31, 2015 and December 31, 2014, the Company had $20.4 million and $20.9 million of gross unrecognized tax benefits, respectively, of which $13.3 million and $13.6 million, respectively, would impact the effective income tax rate if recognized.
The tax years 2002 through 2014 are open to examination by major taxing jurisdictions to which the Company is subject. The California Franchise Tax Board is auditing the Company's 2008 through 2012 California income tax returns. The Company is also subject to various other state audits. With respect to all audits, the Company does not expect any significant adjustments to amounts already reserved.
In connection with the California Franchise Tax Board audit, the Company filed a refund claim for years 2008 through 2010 for approximately $12.6 million in 2014. However the Company will not recognize any income statement benefit in its financial statements related to the refund claim until the final resolution of the audit.
It is reasonably possible that the total amount of the unrecognized tax benefit will change during the next 12 months; however, the Company does not expect any potential change to have a material effect on the Company's results of operations or financial position in the next year.
The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of March 31, 2015 and December 31, 2014 was $1.9 million and $1.9 million, respectively.
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
Ashford University is regionally accredited by WASC Senior College and University Commission (“WSCUC”), formerly referred to as WASC. University of the Rockies is regionally accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

WSCUC Grant of Initial Accreditation of Ashford University
On July 10, 2013, WSCUC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. In December 2013, Ashford University effected its transition to WSCUC accreditation and designated its San Diego, California facilities as its main campus and its Clinton, Iowa campus as an additional location. As part of a continuing WSCUC monitoring process, Ashford University hosted a visiting team from WSCUC in a special visit in April 2015. The university anticipates a final report in June 2015. WSCUC also performs Mid-Cycle Reviews of its accredited institutions near the midpoint of their periods of accreditation, as required by the Department. The purpose of the Mid-Cycle Review is to identify problems with an institution’s or program’s continued compliance with agency standards while taking into account institutional or program strengths and stability. The Mid-Cycle Review report will focus particularly on student achievement, including indicators of educational effectiveness, retention and graduation data.
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
Negotiated Rulemaking and Other Executive Action
The Department held Program Integrity and Improvement negotiated rulemaking sessions in February, March, April and May 2014 that focused on topics including, but not limited to, cash management of Title IV program funds, state authorization for programs offering distance or correspondence education, credit and clock hour conversions, the retaking of coursework, and the definition of “adverse credit” for PLUS loan borrowers. No consensus resulted from the rulemaking sessions. As a result, the Department had discretion to propose Program Integrity regulations in these areas.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On September 3, 2014, the Department published a notice in the Federal Register to announce its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the William D. Ford Federal Direct Loan Program authorized by the Higher Education Act. Two public hearings were held in October and November of 2014. On December 19, 2014, the Department published a notice to announce its intention to establish the committee to (i) prepare proposed regulations to establish a new Pay as You Earn repayment plan for those not covered by the existing Federal Direct Loan Program and (ii) establish procedures for Federal Family Education Loan Program (“FFEL Program”) loan holders to use to identify U.S. military services members who may be eligible for a lower interest rate on their FFEL Program loans. The committee met in February, March and April of 2015.
On October 30, 2014, the Obama administration announced that the Department will lead an effort to formalize an interagency task force to conduct oversight of for-profit institutions of higher education, especially regarding alleged unfair, deceptive, and abusive policies and practices. The task force will include the Departments of Justice, Treasury and Veterans Affairs, as well as the Consumer Financial Protection Bureau, Federal Trade Commission, Securities and Exchange Commission, and state Attorneys General. The stated purpose of the task force is to “coordinate...activities and promote information sharing to protect students from unfair, deceptive, and abusive policies and practices.”
On March 24, 2015, the Department's Office of Inspector General (the “OIG”) issued a final audit report titled “Federal Student Aid's Oversight of Schools' Compliance with the Incentive Compensation Ban.” In its report, the OIG concluded that the Department's Office of Federal Student Aid (the “FSA”) failed to (i) revise its enforcement procedures and guidance after the Department eliminated the incentive compensation safe harbors in 2010, (ii) develop procedures and guidance on appropriate enforcement action and (iii) properly resolve incentive compensation ban findings. In response to the report, the OIG and the FSA agreed on corrective action that may increase scrutiny and enforcement action related to payment of incentive compensation.
12. Commitments and Contingencies
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
The final audit report contained audit findings, in each case for the period July 1, 2006 through June 30, 2007, which are applicable to award year 2006-2007. Each finding was accompanied by one or more recommendations to the FSA. Ashford University provided the FSA a detailed response to the OIG’s final audit report in February 2011. In June 2011, in connection with two of the six findings, the FSA requested that Ashford University conduct a file review of the return to Title IV fund calculations for all Title IV recipients who withdrew from distance education programs during the 2006-2007 award year. The institution cooperated with the request and supplied the information within the time frame required. If the FSA were to determine to assess a monetary liability or commence other administrative action, Ashford University would have an

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

opportunity to contest the assessment or proposed action through administrative proceedings, with the right to seek review of any final administrative action in the federal courts.
The outcome of this audit is uncertain at this point because of the many questions of fact and law that may arise. At present, the Company cannot reasonably estimate a range of loss for this action based on the information available to the Company. Accordingly, the Company has not accrued any liability associated with this matter.
Iowa Attorney General Civil Investigation of Ashford University
In February 2011, Ashford University received from the Attorney General of the State of Iowa (the “Iowa Attorney General”) a Civil Investigative Demand and Notice of Intent to Proceed (the “CID”) relating to the Iowa Attorney General’s investigation of whether certain of the university's business practices comply with Iowa consumer laws. Pursuant to the CID, the Iowa Attorney General requested documents and detailed information for the time period January 1, 2008 to present. On numerous occasions, representatives from the Company and Ashford University met with the Iowa Attorney General to discuss the status of the investigation and the Iowa Attorney General’s allegations against the Company that had been communicated to the Company in June 2013. As a result of these meetings, on May 15, 2014, the Iowa Attorney General, the Company and Ashford University entered into an Assurance of Voluntary Compliance (the “AVC”) in full resolution of the CID and the Iowa Attorney General’s allegations. The AVC, in which the Company and Ashford University do not admit any liability, contains several components including injunctive relief, nonmonetary remedies and a payment to the Iowa Attorney General to be used for restitution to Iowa consumers, costs and fees. The AVC also provides for the appointment of a settlement administrator for a period of three years to review the Company’s and Ashford University’s compliance with the terms of the AVC. The Company had originally accrued $9.0 million as of December 31, 2013 related to this matter, which represented its best estimate of the total restitution, cost of non-monetary remedies and future legal costs. The remaining accrual of $1.5 million as of March 31, 2015 is split between both current and long-term liabilities.
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
California Attorney General Investigation of For-Profit Educational Institutions
In January 2013, the Company received from the Attorney General of the State of California (the “CA Attorney General”) an Investigative Subpoena relating to the CA Attorney General’s investigation of for-profit educational institutions. Pursuant to the Investigative Subpoena, the CA Attorney General has requested documents and detailed information for the time period March 1, 2009 to present. On July 24, 2013, the CA Attorney General filed a petition to enforce certain categories of the Investigative Subpoena related to recorded calls and electronic marketing data. On September 25, 2013, we reached an agreement with the CA Attorney General to produce certain categories of the documents requested in the petition and stipulated to continue the hearing on the petition to enforce from October 3, 2013 to January 9, 2014. On January 13, 2014 and June 19, 2014, the Company received additional Investigative Subpoenas from the CA Attorney General each requesting additional documents and information for the time period March 1, 2009 through the current date. On October 24, 2014 and February 12,

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2015, representatives from the Company met with the CA Attorney General’s office to discuss the status of the investigation, additional information requests, and specific concerns related to possible unfair business practices in connection with the Company’s recruitment of students and debt collection practices. The Company cannot predict the eventual scope, duration or outcome of the investigation at this time. As a result, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.
Massachusetts Attorney General Investigation of Bridgepoint Education, Inc. and Ashford University
On July 21, 2014, the Company and Ashford University received from the Attorney General of the State of Massachusetts (the “MA Attorney General”) a Civil Investigative Demand relating to the MA Attorney General's investigation of for-profit educational institutions and whether the university's business practices complied with Massachusetts consumer protection laws. Pursuant to the Civil Investigative Demand, the MA Attorney General has requested from the Company and Ashford University documents and information for the time period January 1, 2006, to present. The Company is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.
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
Zamir v. Bridgepoint Education, Inc., et al.
On February 24, 2015, a securities class action complaint was filed in the U.S. District Court for the Southern District of California by Nelda Zamir naming the Company, Andrew Clark and Daniel Devine as defendants. The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts regarding the Company's business, operations and prospects, specifically regarding the Company’s improper application of revenue recognition methodology to assess collectibility of funds owed by students. The complaint asserts a putative class period stemming from August 7, 2012 to May 30, 2014. We have not yet responded to the complaint and anticipate that, pursuant to the Private Securities Litigation Reform Act of 1995, the Court will appoint a lead plaintiff and lead counsel pursuant to the provisions of that law, and eventually a consolidated amended complaint will be filed.
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
Klein v. Clark, et al.
On January 9, 2014, a shareholder derivative complaint was filed in the Superior Court of the State of California in San Diego. The complaint asserts derivative claims on the Company's behalf against the members of the Company's board of directors as well as against Warburg Pincus & Co., Warburg Pincus LLC, Warburg Pincus Partners LLC, and Warburg Pincus Private Equity VIII, L.P. The lawsuit is captioned Klein v. Clark, et al. The complaint alleges that all of the defendants breached their fiduciary duties and were unjustly enriched and that the individual defendants wasted corporate assets in connection with the tender offer commenced by the Company on November 13, 2013. The lawsuit seeks unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees. On March 21, 2014, the Court granted the parties' stipulation to stay the case until the motions to dismiss in the related federal derivative action were decided. On November 14, 2014, the Court dismissed the case but retained jurisdiction in the event the dismissal in the federal case is reversed on appeal by the United States Court of Appeals for the Ninth Circuit.
Reardon v. Clark, et. al.
On March 18, 2015, a shareholder derivative complaint was filed in the Superior Court of the State of California in San Diego. The complaint asserts derivative claims on the Company's behalf against certain of its current and former officers and directors. The lawsuit is captioned Reardon v. Clark, et al. and generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. The lawsuit seeks unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees. The individual defendants have not yet responded to the complaint.
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
In January 2012, the plaintiff filed a first amended complaint asserting similar claims and the same class period, and the defendants filed another motion to dismiss. In May 2012, the Court granted University of the Rockies’ motion to dismiss and granted in part and denied in part the motion to dismiss filed by the Company and Ashford University. The Court also granted the plaintiff leave to file a second amended complaint. In August 2012, the plaintiff filed a second amended complaint asserting similar claims and the same class period. The second amended complaint seeks unspecified monetary relief, disgorgement of all profits, various other equitable relief, and attorneys’ fees. The defendants filed a motion to strike portions of the second amended complaint, which was granted in part and denied in part. On April 30, 2014, the plaintiff filed a motion for class certification, which was denied by the Court on March 26, 2015. On April 9, 2015, the plaintiff filed a petition for permission to appeal the denial of class certification with the United States Court of Appeals for the Ninth Circuit.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
13. Subsequent Events
On April 13, 2015, the Facility with Comerica expired. For more information about the Facility, see Note 7, “Credit Facilities.”

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following Management's Discussions and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report. For additional information regarding our financial condition and results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2015 (the “Form 10-K”), as well as our consolidated financial statements and related notes thereto included in the Form 10-K.
Unless the context indicates otherwise, in this report the terms “Bridgepoint,” “the Company,” “we,” “us” and “our” refer to Bridgepoint Education, Inc., a Delaware corporation, and its wholly owned and indirect subsidiaries.
Forward-Looking Statements
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements may include, among others, statements regarding future events, our future financial performance and operating results, strategies, expectations, the competitive environment, regulation and the availability of financial resources, including, without limitation, statements regarding:

•	our ability to successfully remediate the control deficiencies that constitute the material weakness in our internal controls discussed in Part I, Item 4, “Controls and Procedures”;

•	Ashford University's operation of an accredited institution subject to the requirements of the California Bureau for Private Postsecondary Education;

•
our ability to comply with the extensive and continually evolving regulatory framework applicable to us and our institutions, including Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”), and its implementing regulations, the newly issued Gainful Employment rules and regulations, state laws and regulatory requirements, and accrediting agency requirements;

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
Forward-looking statements may generally be identified by words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in the future tense.
Forward-looking statements should not be interpreted as a guarantee of future performance or results and will not necessarily be accurate indications of the times at or by which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and management's good faith belief as of that time with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. For a discussion of some of these risks and uncertainties, see “Risk Factors” in Part II, Item 1A of this report, as well as the discussion of such risks and uncertainties contained in our other filings with the SEC, including the Form 10-K.
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
Overview
We are a provider of postsecondary education services. Our academic institutions, Ashford University® and University of the RockiesSM, offer associate's, bachelor's, master's and doctoral programs online as well as at their traditional campuses located in Iowa and Colorado, respectively. As of March 31, 2015, our institutions offered approximately 1,580 courses, 80 degree programs and 150 specializations. We are also focused on developing innovative new technologies to improve the way students learn, such as Constellation® and the mobile learning platforms for our institutions.
Key operating data
In evaluating our operating performance, our management focuses in large part on revenue, operating income and period-end enrollment at our academic institutions, both online and campus-based. The following table, which should be read in conjunction with our condensed consolidated financial statements contained elsewhere in this report, presents our key operating data for the three months ended March 31, 2015 and 2014 (in thousands, except for enrollment data):

	Three Months Ended March 31,
	2015	2014
Consolidated Statement of Income Data:
Revenue	$142,518	$157,270
Operating income (loss)	(1,200)	(7,858)

Consolidated Other Data:
Period end enrollment (1)
Online	54,562	63,526
Campus	760	969
Total	55,322	64,495

(1)
We define enrollments as the number of active students on the last day of the financial reporting period. A student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided a notice of withdrawal.

Key enrollment trends
Enrollment at our combined academic institutions decreased 14.2% from 64,495 students at March 31, 2014 to 55,322 students at March 31, 2015. Enrollment also decreased 0.9% from 55,823 students at December 31, 2014, to 55,322 students at March 31, 2015.
In recent years, we have experienced a general decline in student enrollments, revenue and operating income. We believe the decline is a result of a general weakening in the industry due to regulatory concerns, as well as the initiatives our institutions have put in place to help ensure student preparedness, raise academic quality and improve student outcomes.

Trends and uncertainties regarding revenue and continuing operations
In recent years, Ashford University made many changes to its operations and business initiatives as part of its reapplication for initial accreditation from WSCUC. These initiatives included hiring new leadership, implementing smaller class sizes, expanding minimum age-levels for students, implementing the Ashford Promise (an initiative that allows online students a full refund for all tuition and fees through the third week of a student's first class), hiring additional full-time faculty, and implementing new program review models. Many of these initiatives have resulted in higher expense to the organization, primarily in the areas of instructional costs and services, and have contributed to the decline in new enrollment and resulting decline in revenue.
In the fourth quarter of 2014, there was reduction in force for which we recognized $3.6 million of severance costs for wages and benefits during that quarter. The total severance amount was charged as $1.2 million to instructional costs and services, $0.8 million to admissions advisory and marketing expenses, and $1.6 million to general and administrative expenses. These costs were paid out by the end of the first quarter of 2015 from existing cash on hand.
Liquidity and capital resources and anticipated capital expenditures
We have financed our operating activities and capital expenditures during 2015 and 2014 primarily through cash on hand and through cash provided by operating activities. At March 31, 2015, we had cash, cash equivalents, restricted cash and investments totaling $355.3 million and no long-term debt. For the year ending December 31, 2015, we expect capital expenditures to be approximately $11.0 million. Based on our current level of operations, we believe that our cash flows from operating activities, our existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. However, there can be no assurance that changes will not occur that would consume our available capital resources before that time. Our capital requirements depend on numerous factors, including our ability to continue to generate revenue. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all.
Recent Developments
Evaluation and Renewal of Accreditation of University of the Rockies
In September and October of 2014, the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”) conducted a previously scheduled comprehensive evaluation visit at University of the Rockies in order for the university to seek reaffirmation of its accreditation by HLC. On February 3, 2015, University of the Rockies received a letter from HLC stating that the Institutional Actions Council of HLC continued the accreditation of the university, with the next Reaffirmation of Accreditation in 2024-2025.
Negotiated Rulemaking and Other Executive Action
The U.S. Department of Education (the “Department”) held Program Integrity and Improvement negotiated rulemaking sessions in February, March, April and May 2014 that focused on topics including, but not limited to, cash management of Title IV program funds, state authorization for programs offering distance or correspondence education, credit and clock hour conversions, the retaking of coursework, and the definition of “adverse credit” for PLUS borrowers. No consensus resulted from the rulemaking sessions. As a result, the Department had discretion to propose Program Integrity regulations in these areas.
On August 8, 2014, the Department published a Notice of Proposed Rulemaking proposing new regulations regarding the federal Direct PLUS loan program. The final regulations, which are effective July 1, 2015, update the standards for determining if a potential parent or student borrower has an adverse credit history for purposes of eligibility for a PLUS loan. Specifically, the regulations revise the definition of “adverse credit history” and require that parents and students who have an adverse credit history, but who are approved for a PLUS loan on the basis of extenuating circumstances or who obtain an endorser for the PLUS loan, must receive loan counseling before receiving the loan.
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
On September 3, 2014, the Department published a notice in the Federal Register to announce its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the William D. Ford Federal Direct Loan Program authorized by the Higher Education Act. Two public hearings were held in October and November of 2014. On December 19, 2014, the Department published a notice to announce its intention to establish the committee to (i) prepare proposed regulations to establish a new Pay as Your Earn repayment plan for those not covered by the existing Federal Direct Loan Program and (ii) establish procedures for Federal Family Education Loan Program (“FFEL Program”) loan holders to use to identify U.S. military service members who may be eligible for a lower interest rate on their FFEL Program loans. The committee met in February, March and April of 2015.
On October 30, 2014, the Obama administration announced that the Department will lead an effort to formalize an interagency task force to conduct oversight of for-profit institutions of higher education, especially regarding alleged unfair, deceptive, and abusive policies and practices. The task force will include the Departments of Justice, Treasury and Veterans Affairs, as well as the Consumer Financial Protection Bureau, Federal Trade Commission, the Securities and Exchange Commission, and state Attorneys General. The stated purpose of the task force is to "coordinate...activities and promote information sharing to protect students from unfair, deceptive and abusive policies and practices."
On March 24, 2015, the Department's Office of Inspector General (the “OIG”) issued a final audit report titled “Federal Student Aid's Oversight of Schools' Compliance with the Incentive Compensation Ban.” In its report, the OIG concluded that the Department's Office of Federal Student Aid (the “FSA”) failed to (i) revise its enforcement procedures and guidance after the Department eliminated the incentive compensation safe harbors in 2010, (ii) develop procedures and guidance on appropriate enforcement action and (iii) properly resolve incentive compensation ban findings. In response to the report, the OIG and the FSA agreed on corrective action that may increase scrutiny and enforcement action related to payment of incentive compensation.
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
For a more detailed discussion of the regulatory environment and related risks, refer to Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors” of the Form 10-K.
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
Critical Accounting Policies and Use of Estimates
For the three months ended March 31, 2015, there were no material changes to the critical accounting policies and estimates discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of the Form 10-K.
The Iran Threat Reduction and Syria Human Rights Act of 2012
During the first quarter of 2015, Santander Asset Management Investment Holdings Limited (“SAMIH”) engaged in certain activities that are subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. These activities are disclosed in Exhibit 99.1 to this quarterly report. Affiliates of Warburg Pincus, LLC (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of and have the right to designate members of the board of directors of SAMIH. We will be required to separately file with the SEC, concurrently with this quarterly report, a notice that such activities have been disclosed in this quarterly report, which notice must also contain the information required by Section 13(r) of the Exchange Act.

Results of Operations
The following table sets forth our condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2015	2014
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	52.7	52.8
Admissions advisory and marketing	36.7	41.8
General and administrative	11.5	10.3
Total costs and expenses	100.9	104.9
Operating loss	(0.9)	(4.9)
Other income, net	0.5	0.2
Loss before income taxes	(0.4)	(4.7)
Income tax benefit	(0.1)	(1.9)
Net loss	(0.3)%	(2.8)%
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Revenue.  Our revenue for the three months ended March 31, 2015, was $142.5 million, representing a decrease of $14.8 million, or 9.4%, as compared to revenue of $157.3 million for the three months ended March 31, 2014. The decrease between periods was primarily due to the decrease in enrollment between fiscal year 2014 and fiscal year 2015. Ending student enrollment at our academic institutions decreased 14.2%, from 64,495 students at March 31, 2014 to 55,322 students at March 31, 2015. The average weekly enrollment during the three months ended March 31, 2015 decreased to 56,142 students from 64,246 students, or by 12.6%, over the three months ended March 31, 2014, which resulted in a decrease in tuition revenue of approximately $15.5 million. The decrease in revenue was partially offset by the approximate 1.7% tuition increase effective April 1, 2014, which resulted in an increase in revenue of approximately $2.6 million. The decrease in revenue was also partially offset by a $0.8 million increase in revenue generated from Constellation, which was $5.5 million for the three months ended March 31, 2015, compared to $4.7 million for the three months ended March 31, 2014. Our institutions provided institutional scholarships of $26.9 million for the three months ended March 31, 2015, compared to $26.7 million for the three months ended March 31, 2014.
Instructional costs and services.  Our instructional costs and services for the three months ended March 31, 2015 were $75.0 million, representing a decrease of $8.1 million, or 9.7%, as compared to instructional costs and services of $83.1 million for the three months ended March 31, 2014. Specific decreases between periods include direct compensation of $4.2 million in the areas of academic management and student services, facilities costs of $1.1 million, instructor fees of $1.0 million, support services of $1.0 million, information technology costs of $0.8 million and license fees of $0.5 million. These decreases were partially offset by an increase in bad debt of $0.8 million. Instructional costs and services decreased as a percentage of revenue to 52.7% for the three months ended March 31, 2015, as compared to 52.8% for the three months ended March 31, 2014. The decrease of 0.1% as a percentage of revenue included decreases in direct compensation of 1.1% and facilities costs of 0.3%, partially offset by a relative increase in bad debt expense of 1.1%. As a percentage of revenue, bad debt expense was 5.9% for the three months ended March 31, 2015, compared to 4.8% for three months ended March 31, 2014. We continue to focus on enhancing our processes and procedures around bad debt and our accounts receivable, including efficiencies in financial aid processing in order to reduce processing time, improved collection efforts on accounts receivable, and improved counseling to students about the financial aid process and related eligibility and amounts due from the student.
Admissions advisory and marketing.  Our admissions advisory and marketing expenses for the three months ended March 31, 2015 were $52.3 million, representing a decrease of $13.5 million, or 20.5%, as compared to admissions advisory and marketing expenses of $65.8 million for the three months ended March 31, 2014. Specific factors contributing to the overall decrease between periods were decreases in professional services relating to broadcast advertising of $9.0 million, compensation of $4.2 million, facilities costs of $0.8 million and information technology costs of $0.8 million. These decreases were partially offset by increases in direct advertising costs of $1.2 million. As a percentage of revenue, our admissions advisory and marketing expenses decreased to 36.7% for the three months ended March 31, 2015 as compared to 41.8% for the three months ended March 31, 2014. The decrease of 5.1% as a percentage of revenue was primarily due to the decreases in professional services of 5.6%, compensation of 1.1% and information technology costs of 0.3%. These decreases were partially offset by increases in direct advertising costs of 2.0%.
General and administrative.  Our general and administrative expenses for each of the three months ended March 31, 2015 and March 31, 2014, were $16.3 million. However, there was an increase of $53,000, or 0.3%, for the three months ended March 31, 2015 over the prior period. The slight increase between periods was primarily due to increases in corporate support services of $1.0 million, other administrative expenses of $0.7 million and other miscellaneous increases, partially offset by decreases in administrative compensation of $1.9 million. Our general and administrative expenses as a percentage of revenue increased to 11.5% for the three months ended March 31, 2015, as compared to 10.3% for the three months ended March 31, 2014. The increase of 1.2% as a percentage of revenue was primarily due to an increase in other administrative expenses of 0.9%.
Other income, net.  Other income, net, was $0.7 million for the three months ended March 31, 2015 and $0.4 million for the three months ended March 31, 2014. The fluctuations in this account are primarily a result of changes in interest income due to the levels of average cash and cash equivalents and investment balances.
Income tax benefit.  We recognized an income tax benefit for the three months ended March 31, 2015 and March 31, 2014 of $0.1 million and $3.2 million, respectively, at effective tax rates of 27.4% and 42.2%, respectively. The decrease in our effective tax rate between periods was primarily due to the effect of the lower pre-tax loss in the three months ended March 31, 2015 at a near break-even level, along with the relatively constant nondeductible expenses year-over-year.
Net loss.  Net loss was $0.4 million for the three months ended March 31, 2015, compared to net loss of $4.3 million for the three months ended March 31, 2014, a decrease in net loss of $3.9 million, as a result of the factors discussed above.

Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the three months ended March 31, 2015 and 2014, through either cash on hand or through cash provided by operating activities. Our cash and cash equivalents were $241.3 million at March 31, 2015, and $207.0 million at December 31, 2014. At March 31, 2015 and December 31, 2014, we had restricted cash of $20.2 million and $25.9 million, respectively. At March 31, 2015 and December 31, 2014, we had investments of $93.8 million and $123.6 million, respectively.
We manage our excess cash pursuant to the quantitative and qualitative operational guidelines of our cash investment policy. Our cash investment policy, which is managed by our chief financial officer, has the following primary objectives: preserving principal, meeting our liquidity needs, minimizing market and credit risk, and providing after-tax returns. Under the policy's guidelines, we invest our excess cash exclusively in high-quality, U.S. dollar-denominated financial instruments. For a discussion of the measures we use to mitigate the exposure of our cash investments to market risk, credit risk and interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this report.
There was a slight decrease in the fair value of our short- and long-term investments at March 31, 2015, as compared to December 31, 2014. We believe that any fluctuations we have recently experienced are temporary in nature and that while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
Available borrowing facilities
On April 13, 2012, we entered into a $50 million revolving line of credit (the “Facility”) pursuant to an Amended and Restated Revolving Credit Agreement (the “Revolving Credit Agreement”) with the lenders signatory thereto and Comerica Bank (“Comerica”), as administrative agent for the lenders. The Facility had an original term of three years and expired on April 13, 2015.
At our option, we had the ability to increase the size of the Facility up to $100 million (in certain minimum increments), subject to the terms and conditions of the Revolving Credit Agreement. Additionally, we were able to request swing-line advances under the Facility up to $3 million in the aggregate.
Under the Revolving Credit Agreement and the documents executed in connection therewith (collectively, the “Facility Loan Documents”), the lenders agreed to make loans to us and issue letters of credit on our behalf, subject to the terms and conditions of the Facility Loan Documents. Interest and fees accruing under the Facility were payable quarterly in arrears and principal was payable at maturity.
The Facility Loan Documents contained other customary affirmative, negative and financial maintenance covenants, representations and warranties, events of default, and remedies upon an event of default, including the acceleration of debt and the right to foreclose on the collateral securing the Facility. As security for the performance of our obligations under the Facility Loan Documents, we granted the lenders a first priority security interest in substantially all of our assets, including our real property.
As of March 31, 2015 and up through the date of expiration of the Facility, we had no borrowings outstanding under the Facility. We had used the availability under the Facility to issue letters of credit aggregating $6.6 million as of March 31, 2015. We were in compliance with all financial covenants in the Facility Loan Documents as of March 31, 2015.
For more information about the Facility Loan Documents, see Note 7, “Credit Facilities” to our condensed consolidated financial statements included in Part I, Item 1 of this report.
Title IV funding
Our institutions derive the substantial majority of their respective revenues from students who enroll and are eligible for various federal student financial assistance programs authorized under Title IV of the Higher Education Act. Our institutions are subject to significant regulatory scrutiny on the basis of numerous standards that the institutions must satisfy in order to participate in Title IV programs. For more information regarding Title IV programs and the regulation thereof, see “Regulation” included in Part I, Item 1 of the Form 10-K. The balance of revenues derived by our institutions is from government tuition assistance programs for military personnel, including veterans, payments made in cash by individuals, reimbursement from corporate affiliates, private loans and internal loan programs.

If we were ineligible to receive Title IV funding, our liquidity would be significantly impacted. The timing of disbursements under Title IV programs is based on federal regulations and our ability to successfully and timely arrange financial aid for our institutions' students. Title IV funds are generally provided in multiple disbursements before we earn a significant portion of tuition and fees and incur related expenses over the period of instruction. Students must apply for new loans and grants each academic year. These factors, together with the timing of our institutions' students beginning their programs, affect our revenues and operating cash flow.
Operating activities
Net cash provided by operating activities was $7.4 million for the three months ended March 31, 2015, as compared to net cash used in operating activities of $16.5 million for the three months ended March 31, 2014, an overall increase of $23.9 million between periods. This increase was primarily due to the relative change in the deferred revenue and student deposits balances between periods of $18.8 million, which resulted from a smaller decrease in these balances in the current period due to a smaller decline in student enrollment. Additional factors that contributed to the increase in net cash provided by operating activities included a $6.7 million change in the prepaid expenses and other current assets account due to timing of payments, and a lower net loss of $4.0 million between periods. We expect to generate cash from our operating activities for the foreseeable future.
Investing activities
Net cash provided by investing activities was $27.8 million for the three months ended March 31, 2015, as compared to net cash used in investing activities of $7.3 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, we had purchases of investments of $0.1 million, but sales and maturities of $30.1 million. This is compared to purchases of investments of $23.1 million and sales and maturities of $20.0 million in the same period in 2014. Capital expenditures for the three months ended March 31, 2015 were $1.6 million, compared to $3.1 million for the three months ended March 31, 2014. We expect our capital expenditures to be approximately $11.0 million for the year ending December 31, 2015.
Financing activities
Net cash used in financing activities was $0.9 million for the three months ended March 31, 2015, as compared to net cash provided by financing activities of $2.0 million for the three months ended March 31, 2014. During each of the three months ended March 31, 2015 and March 31, 2014, net cash provided by financing activities includes the cash provided by stock option exercises, including any related tax benefit of those stock option exercises. During each of the three months ended March 31, 2015 and March 31, 2014, net cash used in financing activities includes tax withholdings related to the issuance of shares upon the vesting of restricted stock units.
Based on our current level of operations, we believe that our future cash flow from operations, existing cash and cash equivalents and other sources of liquidity will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
Significant Cash and Contractual Obligations
The following table sets forth, as of March 31, 2015, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
	Total	2015	2016	2017	2018	2019	Thereafter
	(In thousands)
Operating lease obligations	$178,783	$28,178	$37,449	$37,363	$32,698	$22,148	$20,947
Other contractual obligations	36,354	6,737	5,921	3,696	2,500	2,500	15,000
Uncertain tax positions	7,634	—	—	7,634	—	—	—
Total	$222,771	$34,915	$43,370	$48,693	$35,198	$24,648	$35,947

Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of March 31, 2015, our total available surety bond facility was $12.0 million and the surety had issued bonds totaling $5.4 million on our behalf under such facility.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This literature is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2016, using one of two retrospective application methods. We continue to evaluate the impacts, if any, the adoption of ASU 2014-09 will have on our financial position or results of operations.
In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20). This update simplifies the income statement presentation requirements and eliminates from accounting principles generally accepted in the United States (“GAAP”) the concept of extraordinary items, and essentially deletes the requirements in Subtopic 225-20. However, the the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied prospectively, or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted ASU 2015-01 effective April 1, 2015, and such adoption does not have a material effect on its consolidated financial statements.
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
Interest rate risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of March 31, 2015, we had no borrowings under the Facility.
Our future investment income may fall short of expectations due to changes in interest rates. At March 31, 2015, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned from cash, cash equivalents or investments.

Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance levels because of the material weakness in our internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Notwithstanding the material weakness described below, based on the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management has concluded that our condensed consolidated financial statements for the periods covered by and included in this report are fairly stated in all material respects in accordance with GAAP for interim financial information for each of the periods presented herein.
Material weakness in internal control over financial reporting
We disclosed in Part II, Item 9A, “Controls and Procedures” of the Form 10-K that there were matters that constituted a material weakness in our internal control over financial reporting as we did not maintain effective controls over the selection and application of GAAP related to revenue recognition. Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances.
The control deficiencies that constitute the material weakness could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected and corrected on a timely basis. Accordingly, our management has determined that these control deficiencies constitute a material weakness that continues to exist as of March 31, 2015.
Management's remediation efforts
We are committed to remediating the control deficiencies that constitute the material weakness by implementing changes to our internal control over financial reporting. Management is responsible for implementing changes and improvements in our internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weakness.
Throughout 2014, and during the first quarter of 2015, we have implemented measures to remediate the underlying causes of the control deficiencies that gave rise to the material weakness. These measures include the hiring of new accounting personnel, as well as providing additional training for existing personnel. These measures also include implementation of financial reporting risk assessments as well as review processes to ensure the related significant accounting policies are implemented and applied properly under GAAP on a consistent basis throughout the Company. We have also established enhanced procedures to ensure appropriate review of accounting policies by the members of our management team with the requisite level of accounting knowledge, experience and training.

We believe the above measures will help remediate the control deficiencies that gave rise to the material weakness. However, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weakness, we may determine to implement additional measures to address the underlying control deficiencies.
Changes in internal control over financial reporting
As discussed above, during the three months ended March 31, 2015, management continued to implement certain remediation measures to improve our internal control over financial reporting and to remediate the previously identified material weakness. However, there were no changes to our internal control over financial reporting for the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
For information regarding our legal proceedings, refer to Note 12, “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of this report, which note is incorporated by reference into this Part II, Item 1.

Item 1A.    Risk Factors.
Investing in our common stock involves risk. Before making an investment in our common stock, you should carefully consider the risk factors set forth below, as well as the risk factors discussed in Part I, Item 1A of the Form 10-K. The risks described below and in the Form 10-K are those which we believe are the material risks we face, and such risks could materially adversely affect our business, prospects, financial condition, cash flows and results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may impact us. Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in the Form 10-K.
Risks Related to Material Weakness In Internal Control Over Financial Reporting
We have identified a material weakness in our internal control over financial reporting. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results, which could adversely affect our stock price and result in our inability to maintain compliance with applicable stock exchange listing requirements.
During 2014, we concluded that there was a material weakness in our internal control over financial reporting, as we did not maintain effective controls over the selection and application of GAAP related to revenue recognition. Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. Management evaluated its assessment of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2014 and concluded each was ineffective as of December 31, 2014. The Form 10-K reflects management’s conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting. The material weakness has not yet been remediated as of March 31, 2015, and as a result, management has determined that our disclosure controls and procedures and internal control over financial reporting continue to be ineffective as of March 31, 2015.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See also Part I, Item 4, “Controls and Procedures.” The existence of this issue could adversely affect us, our reputation or investors' perceptions of us.
We have begun to implement measures to remediate the underlying causes of the control deficiencies that gave rise to the material weakness. These measures include the hiring of new accounting personnel, as well as providing additional training for existing personnel. These measures also include implementation of financial reporting risk assessments as well as review processes to ensure the related significant accounting policies are implemented and applied properly under GAAP on a consistent basis throughout the Company. We have also established enhanced procedures to ensure appropriate review of accounting policies by the members of our management team with the requisite level of accounting knowledge, experience and training.
However, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weakness, we may determine to implement additional measures to address the underlying control deficiencies. The actions that we are taking to remediate the material weakness are subject to ongoing senior management review, as well as the oversight of the audit committee of our board of directors.
If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results, which could adversely affect our stock price and result in our ability to maintain compliance with applicable stock exchange listing requirements.
Risks Related to Our Business
Failure to comply with the terms of our Credit Agreement with Comerica Bank could impair our rights to the assets we pledged as collateral under the agreement.
On April 13, 2012, we entered into a $50 million revolving line of credit (the “Facility”) pursuant to an Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) with the lenders signatory thereto and Comerica Bank, as administrative agent for the lenders. At our option, we had the ability to increase the size of the Facility up to $100 million (in certain minimum increments), subject to the terms and conditions of the Credit Agreement. Additionally, we were able to request swing-line advances under the Facility up to $3 million in the aggregate.
To secure our obligations under the Credit Agreement (and related documents), we granted Comerica Bank a first priority security interest in substantially all of our assets, including our real property. If an event of default occurred or if we otherwise failed to comply with any of the negative or affirmative covenants of the Credit Agreement (and related documents), including the failure of either of our institutions to maintain Title IV eligibility, Comerica Bank had the ability to declare all of the obligations and indebtedness under the Credit Agreement (and related documents) due and payable. In such a scenario, we were at risk of losing our right, title and interest in the property that secures such obligations and indebtedness.
The Facility expired on April 13, 2015. For more information about the Credit Agreement and related documents, see Note 7, “Credit Facilities” to our condensed consolidated financial statements included in Part I, Item 1 of this report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
None.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit		Description
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on May 21, 2009).
3.2		Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Form S-1 filed on March 20, 2009).
4.1		Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1 filed on March 30, 2009).
4.2		Second Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.4 to the Form S-1 filed on September 4, 2009).
10.1	†	Fifth Addendum to Master Services and License Agreement dated January 30, 2015 with eCollege.com (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 3, 2015).
10.2	#	Amended and Restated 2009 Stock Incentive Plan - Amendment to Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.16 to the Form 10-K filed on March 10, 2015).
10.3	#	Amended and Restated Employment Agreement between Andrew S. Clark and the registrant (incorporated by reference to Exhibit 10.20 to the Form 10-K filed on March 10, 2015).
10.4	#	Employment Agreement between Christopher M. Henn and the registrant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 19, 2015).
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

99.1		Disclosure required pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended.
101
The following financial information from our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed with the SEC on May 5, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) the Condensed Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2015; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.

May 5, 2015	/s/ DANIEL J. DEVINE
Daniel J. Devine Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)