Form 10-Q
period 2015-06-30
Bridgepoint Education Inc
filed 2015-08-04
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of July 30, 2015, was 45,732,622.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of June 30, 2015	As of December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$261,023	$207,003
Restricted cash	28,134	25,934
Investments	14,421	12,051
Accounts receivable, net	28,164	21,274
Student loans receivable, net	913	1,003
Deferred income taxes	21,316	21,301
Prepaid expenses and other current assets	25,229	22,818
Total current assets	379,200	311,384
Property and equipment, net	71,068	78,219
Investments	59,088	111,557
Student loans receivable, net	8,191	9,510
Goodwill and intangibles, net	23,046	24,775
Deferred income taxes	19,520	20,175
Other long-term assets	2,435	2,475
Total assets	$562,548	$558,095
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,491	$1,013
Accrued liabilities	55,048	51,403
Deferred revenue and student deposits	98,827	108,048
Total current liabilities	159,366	160,464
Rent liability	24,496	22,098
Other long-term liabilities	9,573	9,652
Total liabilities	193,435	192,214
Commitments and contingencies (see Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both June 30, 2015, and December 31, 2014	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 63,276 issued and 45,719 outstanding at June 30, 2015; 62,957 issued and 45,400 outstanding at December 31, 2014	633	630
Additional paid-in capital	184,835	180,720
Retained earnings	520,754	521,775
Accumulated other comprehensive loss	(40)	(175)
Treasury stock, 17,557 shares at cost at both June 30, 2015, and December 31, 2014	(337,069)	(337,069)
Total stockholders' equity	369,113	365,881
Total liabilities and stockholders' equity	$562,548	$558,095
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$147,057	$171,522	$289,575	$328,792
Costs and expenses:
Instructional costs and services	71,410	76,853	146,459	159,934
Admissions advisory and marketing	48,495	55,518	100,842	121,296
General and administrative	13,246	16,737	29,568	33,006
Restructuring and impairment charges	14,418	—	14,418	—
Total costs and expenses	147,569	149,108	291,287	314,236
Operating income (loss)	(512)	22,414	(1,712)	14,556
Other income, net	345	712	1,034	1,079
Income (loss) before income taxes	(167)	23,126	(678)	15,635
Income tax expense	483	10,171	343	7,010
Net income (loss)	$(650)	$12,955	$(1,021)	$8,625
Earnings (loss) per share:
Basic	$(0.01)	$0.29	$(0.02)	$0.19
Diluted	(0.01)	0.28	(0.02)	0.19
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	45,674	45,233	45,552	45,066
Diluted	45,674	46,503	45,552	46,524
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(650)	$12,955	$(1,021)	$8,625
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	(30)	(36)	135	(72)
Comprehensive income (loss)	$(680)	$12,919	$(886)	$8,553
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2014	62,957	$630	$180,720	$521,775	$(175)	$(337,069)	$365,881
Stock-based compensation	—	—	5,635	—	—	—	5,635
Exercise of stock options	109	1	226	—	—	—	227
Excess tax benefit of option exercises and restricted stock, net of tax shortfall	—	—	(622)	—	—	—	(622)
Stock issued under employee stock purchase plan	16	—	136	—	—	—	136
Stock issued under stock incentive plan, net of shares held for taxes	194	2	(1,260)	—	—	—	(1,258)
Net loss	—	—	—	(1,021)	—	—	(1,021)
Unrealized gains on investments, net of tax	—	—	—	—	135	—	135
Balance at June 30, 2015	63,276	$633	$184,835	$520,754	$(40)	$(337,069)	$369,113
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(1,021)	$8,625
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts	15,364	12,921
Depreciation and amortization	10,629	11,972
Amortization of premium/discount	225	(89)
Stock-based compensation	5,635	5,058
Excess tax benefit of option exercises	(314)	(986)
Loss on impairment of student loans receivable	923	1,189
Net loss on marketable securities	38	—
Loss on termination of leased space	12,331	—
Loss on disposal of fixed assets	1,545	52
Changes in operating assets and liabilities:
Restricted cash	4,596	4,518
Accounts receivable	(22,079)	(15,755)
Prepaid expenses and other current assets	(2,704)	(1,766)
Student loans receivable	529	480
Other long-term assets	40	86
Accounts payable and accrued liabilities	595	(8,842)
Deferred revenue and student deposits	(9,118)	(20,292)
Other liabilities	(2,446)	(1,012)
Net cash provided by (used in) operating activities	14,768	(3,841)
Cash flows from investing activities
Capital expenditures	(2,182)	(6,203)
Purchases of investments	(192)	(72,426)
Non-operating restricted cash	(6,796)	(200)
Capitalized costs for intangible assets	(1,191)	(2,112)
Sales and maturities of investments	50,195	20,000
Net cash provided by (used in) investing activities	39,834	(60,941)
Cash flows from financing activities
Proceeds from exercise of stock options	226	2,964
Excess tax benefit of option exercises	314	986
Proceeds from the issuance of stock under employee stock purchase plan	136	—
Tax withholdings on issuance of stock awards	(1,258)	(1,204)
Net cash provided by (used in) financing activities	(582)	2,746
Net increase (decrease) in cash and cash equivalents	54,020	(62,036)
Cash and cash equivalents at beginning of period	207,003	212,526
Cash and cash equivalents at end of period	$261,023	$150,490
Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$29	$468
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
Ashford University's campus in Iowa will be closing after the 2015-2016 academic year, following the implementation of a one-year teach-out plan. For further information, refer to Note 14, “Subsequent Events.”
2. Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Bridgepoint Education, Inc. and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2015. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary to present a fair statement of the Company's condensed consolidated financial position, results of operations and cash flows as of and for the periods presented.
Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for complete annual financial statements.
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
Restricted Cash
The Company's restricted cash is primarily held in money market accounts, and is excluded from cash and cash equivalents on the Company's consolidated balance sheets and statements of cash flows. The majority of restricted cash represents funds held for students from Title IV financial aid program funds that result in credit balances on a student’s account. Changes in this restricted cash are included in the Company's condensed consolidated statements of cash flows as cash flows from operating activities. To a lesser extent, restricted cash also represents amounts held as collateral for letters of credit. Changes in this restricted cash are included in the Company's condensed consolidated statements of cash flows as cash flows from investing activities.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This literature is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard is expected to be effective for the first interim period within fiscal years beginning after December 15, 2017, using one of two retrospective application methods. The Company continues to evaluate the impacts, if any, the adoption of ASU 2014-09 will have on the Company's financial position or results of operations.
In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20). This update simplifies the income statement presentation requirements and eliminates from GAAP the concept of extraordinary items, and essentially deletes the requirements in Subtopic 225-20. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted ASU 2015-01 effective April 1, 2015, and such adoption does not have a material effect on the Company's consolidated financial statements.
3. Restructuring and Impairment Charges
During the three months ended June 30, 2015, the Company initiated a restructuring plan to better align its resources with its business strategy. The related restructuring charges are primarily comprised of estimated lease losses related to facilities vacated or consolidated under the restructuring plan, charges related to assets abandoned as part of the restructuring plan and severance costs related to headcount reductions made in connection with the restructuring plan.
As a result of its continued efforts to streamline operations, the Company vacated or consolidated properties in San Diego, and reassessed its obligations on non-cancelable leases. During the three months ended June 30, 2015, the Company recorded $12.3 million as restructuring charges relating to these lease exit costs. This amount was recorded in the restructuring and impairment charges line item on the Company's condensed consolidated statements of income for the three and six months ended June 30, 2015. The current portion of the liability is recorded within accrued liabilities and the long-term portion is recorded within rent liability in the Company's condensed consolidated balance sheets at June 30, 2015.
Also during the three months ended June 30, 2015, the Company recognized an impairment charge of $1.3 million relating to the write off of certain fixed assets. This asset impairment charge was recorded in the restructuring and impairment charges line item on the Company's condensed consolidated statements of income for the three and six months ended June 30, 2015. These write offs were primarily for furniture and office equipment, as well as for leasehold improvements.
The Company also implemented a reduction in force during the second quarter of 2015 to help better align personnel resources with the decline in enrollment. During the three months ended June 30, 2015, the Company recognized $0.8 million as restructuring charges relating to severance costs for wages and benefits resulting from the reduction in force. This amount was recorded in the restructuring and impairment charges line item on the Company's condensed consolidated statements of income for the three and six months ended June 30, 2015. The charge is recorded within accrued liabilities in the Company's condensed consolidated balance sheets at June 30, 2015, and the Company anticipates these costs will be fully paid out by the end of the third quarter of 2015 from existing cash on hand.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Investments
The following tables summarize the fair value information of short- and long-term investments as of June 30, 2015 and December 31, 2014, respectively (in thousands):

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,285	$—	$—	$1,285
Corporate notes and bonds	—	47,225	—	47,225
Certificates of deposit	—	25,000	—	25,000
Total	$1,285	$72,225	$—	$73,510

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,071	$—	$—	$1,071
Corporate notes and bonds	—	62,550	—	62,550
U.S. government and agency securities	—	34,987	—	34,987
Certificates of deposit	—	25,000	—	25,000
Total	$1,071	$122,537	$—	$123,608
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
The Company records the changes in unrealized gains and losses on its investments arising during the period in other comprehensive income. For the three months ended June 30, 2015 and 2014, the Company recorded net unrealized losses of $30,000 and $36,000, respectively, in other comprehensive income, which were net of tax benefit of $77,000 and $20,000, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded net unrealized gains of $135,000 and net unrealized losses $72,000, respectively, in other comprehensive income, which were net of tax expense of $61,000 and tax benefit of $47,000, respectively.
During the six months ended June 30, 2015, the Company reclassified $61,000 out of accumulated other comprehensive income, which was realized as a net loss on marketable securities in the consolidated statement of income for the period within other income, net. There was no such reclassification in the six months ended June 30, 2014.
5. Accounts Receivable
Accounts receivable, net, consist of the following (in thousands):

	As of June 30, 2015	As of December 31, 2014
Accounts receivable	$54,933	$48,841
Less allowance for doubtful accounts	(26,769)	(27,567)
Accounts receivable, net	$28,164	$21,274
As of June 30, 2015 and December 31, 2014, there was an immaterial amount included within net accounts receivable with a payment due date of greater than one year.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts:
For the six months ended June 30, 2015	$(27,567)	$15,418	$(16,216)	$(26,769)
For the six months ended June 30, 2014	(26,901)	12,872	(13,906)	(25,867)

(1)	Deductions represent accounts written off, net of recoveries.
6. Student Loans Receivable
Student loans receivable, net, consist of the following (in thousands):

Short-term:	As of June 30, 2015	As of December 31, 2014
Student loans receivable (non-tuition related)	$463	$509
Student loans receivable (tuition related)	554	626
Current student loans receivable	1,017	1,135
Less allowance for doubtful accounts	(104)	(132)
Student loans receivable, net	$913	$1,003

Long-term:	As of June 30, 2015	As of December 31, 2014
Student loans receivable (non-tuition related)	$3,661	$4,805
Student loans receivable (tuition related)	5,867	6,068
Non-current student loans receivable	9,528	10,873
Less allowance for doubtful accounts	(1,337)	(1,363)
Student loans receivable, net	$8,191	$9,510
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
Revenue recognized related to student loans was immaterial during each of the three and six months ended June 30, 2015 and 2014. The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for student loans receivable (tuition related):
For the six months ended June 30, 2015	$(1,495)	$(54)	$—	$(1,441)
For the six months ended June 30, 2014	(2,144)	49	—	(2,193)

(1)	Deductions represent accounts written off, net of recoveries.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

For the non-tuition related student loans receivable, the Company monitors the credit quality of the borrower using credit scores, aging history of the loan and delinquency trending. The loan reserve methodology is reviewed on a quarterly basis. Delinquency is the main factor in determining if a loan is impaired. If a loan were determined to be impaired, interest would no longer accrue. For the three and six months ended June 30, 2015, $0.6 million and $0.9 million, respectively, of student loans were impaired. As of June 30, 2015, $5.3 million of student loans had been placed on non-accrual status.
As of June 30, 2015, the delinquency status of gross student loans receivable was as follows (in thousands):

120 days and less	$14,304
From 121 - 270 days	1,118
Greater than 270 days	3,085
Total gross student loans receivable	18,507
Less: Amounts reserved or impaired	(6,770)
Less: Discount on student loans receivable	(2,633)
Total student loans receivable, net	$9,104
7. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of June 30, 2015	As of December 31, 2014
Prepaid expenses	$8,249	$8,500
Prepaid licenses	4,388	5,598
Prepaid income taxes	6,304	2,945
Prepaid insurance	2,482	1,508
Interest receivable	307	424
Insurance recoverable	2,704	3,040
Other current assets	795	803
Total prepaid expenses and other current assets	$25,229	$22,818

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	As of June 30, 2015	As of December 31, 2014
Land	$7,091	$7,091
Buildings	29,474	29,540
Furniture and office equipment	77,745	81,030
Software	12,546	12,454
Leasehold improvements	20,531	21,096
Vehicles	147	147
Total property and equipment	147,534	151,358
Less accumulated depreciation and amortization	(76,466)	(73,139)
Total property and equipment, net	$71,068	$78,219
Goodwill and Intangibles, Net
Goodwill and intangibles, net, consist of the following (in thousands):

	June 30, 2015
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$19,362	$(11,828)	$7,534
Purchased intangible assets	15,850	(2,905)	12,945
Total definite-lived intangible assets	$35,212	$(14,733)	$20,479
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$23,046

	December 31, 2014
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$18,174	$(9,526)	$8,648
Purchased intangible assets	15,850	(2,290)	13,560
Total definite-lived intangible assets	$34,024	$(11,816)	$22,208
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$24,775
For the three months ended June 30, 2015 and June 30, 2014, amortization expense was $1.5 million and $1.4 million, respectively. For the six months ended June 30, 2015 and June 30, 2014, amortization expense was $2.9 million and $2.8 million, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
2015	$2,740
2016	4,425
2017	2,862
2018	1,785
2019	1,267
Thereafter	7,400
Total future amortization expense	$20,479
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of June 30, 2015	As of December 31, 2014
Accrued salaries and wages	$7,649	$8,250
Accrued bonus	1,730	2,720
Accrued vacation	10,372	9,771
Accrued litigation and fees	720	542
Accrued expenses	16,677	16,623
Rent liability	13,541	8,528
Accrued insurance liability	4,359	4,520
Accrued income taxes payable	—	449
Total accrued liabilities	$55,048	$51,403
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consist of the following (in thousands):

	As of June 30, 2015	As of December 31, 2014
Deferred revenue	$37,562	$26,445
Student deposits	61,265	81,603
Total deferred revenue and student deposits	$98,827	$108,048

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	As of June 30, 2015	As of December 31, 2014
Uncertain tax positions	$7,895	$7,586
Legal settlements	408	1,000
Other long-term liabilities	1,270	1,066
Total other long-term liabilities	$9,573	$9,652
8. Credit Facilities
The Company previously had a $50 million revolving line of credit (the “Facility”) pursuant to an Amended and Restated Revolving Credit Agreement (the “Revolving Credit Agreement”) with the lenders signatory thereto and Comerica Bank (“Comerica”). The Facility had an original term of three years and expired on April 13, 2015. The Revolving Credit Agreement amended, restated and superseded any prior loan documents. Up through the date of expiration of the Facility, the Company had no borrowings outstanding under the Facility.
Under the Revolving Credit Agreement and the documents executed in connection therewith (collectively, the “Facility Loan Documents”), the lenders also agreed to make loans to the Company and issue letters of credit on the Company's behalf, subject to specific terms and conditions. The Company had previously used the availability under the Facility to issue letters of credit, but subsequent to the expiration of the Facility, the Company collateralized the letters of credit with cash in the aggregate amount of $6.6 million, which is included as restricted cash as of June 30, 2015.
Interest and fees accruing under the Facility were payable quarterly in arrears and principal was payable at maturity. For any advance under the Facility, interest would accrue at either the “Base Rate” or the “Eurodollar-based Rate,” at the Company's option.
The Facility Loan Documents contained other customary affirmative, negative and financial maintenance covenants, representations and warranties, events of default, and remedies upon an event of default, including the acceleration of debt and the right to foreclose on the collateral securing the Facility. Up through the date of expiration of the Facility, the Company had no outstanding financial covenants in the Facility Loan Documents.
Surety Bond Facility
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. In May 2009, the Company entered into a surety bond facility with an insurance company to provide such bonds when required. As of June 30, 2015, the Company's total available surety bond facility was $12.0 million and the surety had issued bonds totaling $3.5 million on the Company's behalf under such facility.
9. Earnings (Loss) Per Share
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$(650)	$12,955	$(1,021)	$8,625
Denominator:
Weighted average number of common shares outstanding	45,674	45,233	45,552	45,066
Effect of dilutive options and stock units	—	1,270	—	1,458
Diluted weighted average number of common shares outstanding	45,674	46,503	45,552	46,524
Earnings (loss) per share:
Basic earnings (loss) per share	$(0.01)	$0.29	$(0.02)	$0.19
Diluted earnings (loss) per share	$(0.01)	$0.28	$(0.02)	$0.19
For the periods indicated below, the computation of diluted common shares outstanding excludes stock options, RSUs and PSUs, as applicable, because their effect was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options	5,246	2,769	5,110	2,351
Stock units	605	—	631	—
10. Stock-Based Compensation
The Company recorded $3.4 million and $3.2 million of stock-based compensation expense for the three months ended June 30, 2015 and 2014, respectively, and $5.6 million and $5.1 million of stock-based compensation expense for the six months ended June 30, 2015 and 2014, respectively.
The related income tax benefit was $1.3 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively, and $2.1 million and $1.9 million for the six months ended June 30, 2015 and 2014, respectively.
The Company granted 91,061 RSUs during the three months ended June 30, 2015 at a grant date fair value of $9.57. During the three months ended June 30, 2015, 8,425 RSUs vested.
The Company granted 45,719 PSUs during the three months ended June 30, 2015 at a weighted grant date fair value of $4.12. No PSUs vested during the three months ended June 30, 2015.
The Company granted 39,597 options to purchase shares of common stock during the three months ended June 30, 2015. During the three months ended June 30, 2015, options to purchase 32,447 shares of common stock were exercised.
As of June 30, 2015, there was unrecognized compensation cost of $23.4 million related to the combined unvested stock options, RSUs and PSUs.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11. Income Taxes
The Company's estimated annual effective income tax rate that was applied to normal, recurring operations for the six months ended June 30, 2015 was 30.9%. The Company's actual effective income tax rate was (50.5)% for the six months ended June 30, 2015. The actual effective income tax rate for the six months ended June 30, 2015 differed from the Company's estimated annual effective income tax rate due to the effect of a pre-tax loss on relatively constant nondeductible expenses year over year, as well as an increase in reserves for unrecognized tax benefits and related accrued interest in the current year. The negative effective income tax rate is due to income tax expense on a pre-tax loss.
At June 30, 2015 and December 31, 2014, the Company had $20.6 million and $20.9 million, respectively, of gross unrecognized tax benefits, of which $13.4 million and $13.6 million, respectively, would impact the effective income tax rate if recognized.
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
In connection with the California Franchise Tax Board audit, in 2014 the Company filed a refund claim for years 2008 through 2010 for approximately $12.6 million. However, the Company will not recognize any income statement benefit in its financial statements related to the refund claim until the final resolution of the audit.
It is reasonably possible that the total amount of the unrecognized tax benefit will change during the next 12 months. However, the Company does not expect any potential change to have a material effect on the Company's results of operations or financial position in the next year.
The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of June 30, 2015 and December 31, 2014 was $2.1 million and $1.9 million, respectively.
Each reporting period, the Company estimates the likelihood that it will be able to recover its deferred tax assets. The realization of deferred tax assets is dependent upon future taxable income. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence, including past operating results, estimates of future taxable income given current business conditions affecting the Company, and the feasibility of ongoing tax planning strategies. As of June 30, 2015, the Company believes that its deferred tax assets are more likely than not to be realized through sufficient levels of future taxable income. However, if it becomes more likely than not that the deferred tax assets will not be utilized due to insufficient future taxable income, or will not otherwise be realizable, the Company will recognize a valuation allowance at that time.
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
Department of Education Program Review of Ashford University
On July 31, 2014, the Company and Ashford University received notification from the Department that it intended to conduct an ordinary course program review of Ashford University’s administration of federal student financial aid (Title IV)

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

programs in which the university participates. The review, which commenced on August 25, 2014 and is currently ongoing, covers federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”), the Drug-Free Schools and Communities Act and related regulations.
WSCUC Grant of Initial Accreditation of Ashford University
In July 2013, WSCUC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. In December 2013, Ashford University effected its transition to WSCUC accreditation and designated its San Diego, California facilities as its main campus and its Clinton, Iowa campus as an additional location. As part of a continuing monitoring process, Ashford University hosted a visiting team from WSCUC in a special visit in April 2015. In July 2015, Ashford University received an Action Letter from WSCUC outlining the findings arising out of its team's special visit. The Action Letter stated that the WSCUC visiting team found substantial evidence that Ashford University continues to make sustained progress in all six areas recommended by WSCUC in 2013.
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
On August 8, 2014, the Department published a Notice of Proposed Rulemaking proposing new regulations regarding the federal Direct PLUS loan program. The final regulations, effective July 1, 2015, update the standard for determining if a potential parent or student borrower has an adverse credit history for purposes of eligibility for a PLUS loan. Specifically, the regulations revise the definition of “adverse credit history” and require that parents and students who have an adverse credit history, but who are approved for a PLUS loan on the basis of extenuating circumstances or who obtain an endorser for the PLUS loan, must receive loan counseling before receiving the loan.
Three negotiated rulemaking sessions between January and March of 2014 resulted in draft regulations to enact changes to the Clery Act required by the enactment of the Violence Against Women Act (“VAWA”). The Department published final regulations in the Federal Register on Monday, October 20, 2014, effective July 1, 2015. Among other things, VAWA requires

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

institutions to compile statistics for additional incidents to those currently required by the Clery Act and include certain policies, procedures and programs pertaining to these incidents in annual security reports.
On September 3, 2014, the Department published a notice in the Federal Register to announce its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the William D. Ford Federal Direct Loan Program authorized by the Higher Education Act. Two public hearings were held in October and November of 2014. On December 19, 2014, the Department published a notice to announce its intention to establish the committee to (i) prepare proposed regulations to establish a new Pay as You Earn repayment plan for those not covered by the existing Federal Direct Loan Program and (ii) establish procedures for Federal Family Education Loan Program (“FFEL Program”) loan holders to use to identify U.S. military services members who may be eligible for a lower interest rate on their FFEL Program loans. The committee met in February, March and April of 2015. On July 9, 2015, the Department published a Notice of Proposed Rulemaking proposing to amend the regulations governing the Federal Direct Loan Program to create a new income-contingent repayment plan in accordance with President Obama's initiative to allow more Federal Direct Loan Program borrowers to cap their loan payments at 10% of their monthly income.
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
On May 18, 2015, the Department published a Notice of Proposed Rulemaking to amend cash management regulations related to Title IV program funds. The proposed regulations address student access to Title IV program funds, financial account fees and the opening of financial accounts. The proposed regulations also clarify how the Department treats previously passed coursework for Title IV eligibility purposes, and streamline the requirements for converting clock hours to credit hours.
On June 8, 2015, the Department held a press conference and released a document entitled “Fact Sheet: Protecting Students from Abusive Career Colleges” in which the Department announced processes that will be established to assist students who may have been the victims of fraud in gaining relief under the “defense to repayment” provisions of the federal Direct Loan program regulations. Rarely used in the past, the defense to repayment provisions allow a student to assert as a defense against repayment of federal Direct Loans any commission of fraud or other violation of applicable state law by the school related to such loans or the educational services paid for. The processes outlined by the Department on June 8 include (i) extending debt relief eligibility to groups of students where possible, (ii) providing loan forbearance and pausing payments while claims are being resolved, (iii) appointing a Special Master dedicated to borrower defense issues for students who believe they have a defense to repayment, (iv) establishing a streamlined process and (v) building a better system for debt relief for the future. The Department noted that building a better system for debt relief would involve developing new regulations to clarify and streamline loan forgiveness under the defense to repayment provisions, while maintaining or enhancing current consumer protection standards and strengthening provisions that hold schools accountable for actions that result in loan discharges.

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
Iowa Attorney General Civil Investigation of Ashford University
In February 2011, Ashford University received from the Attorney General of the State of Iowa (the “Iowa Attorney General”) a Civil Investigative Demand and Notice of Intent to Proceed (the “CID”) relating to the Iowa Attorney General’s investigation of whether certain of the university's business practices comply with Iowa consumer laws. Pursuant to the CID, the Iowa Attorney General requested documents and detailed information for the time period January 1, 2008 to present. On numerous occasions, representatives from the Company and Ashford University met with the Iowa Attorney General to discuss the status of the investigation and the Iowa Attorney General’s allegations against the Company that had been communicated to the Company in June 2013. As a result of these meetings, on May 15, 2014, the Iowa Attorney General, the Company and Ashford University entered into an Assurance of Voluntary Compliance (the “AVC”) in full resolution of the CID and the Iowa Attorney General’s allegations. The AVC, in which the Company and Ashford University do not admit any liability, contains several components including injunctive relief, nonmonetary remedies and a payment to the Iowa Attorney General to be used for restitution to Iowa consumers, costs and fees. The AVC also provides for the appointment of a settlement administrator for a period of three years to review the Company’s and Ashford University’s compliance with the terms of the AVC. The Company had originally accrued $9.0 million back in 2013 related to this matter, which represented its best estimate of the total restitution, cost of non-monetary remedies and future legal costs. The remaining accrual of $1.1 million as of June 30, 2015 is split between both current and long-term liabilities.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
California Attorney General Investigation of For-Profit Educational Institutions
In January 2013, the Company received from the Attorney General of the State of California (the “CA Attorney General”) an Investigative Subpoena relating to the CA Attorney General’s investigation of for-profit educational institutions. Pursuant to the Investigative Subpoena, the CA Attorney General has requested documents and detailed information for the time period March 1, 2009 to present. On July 24, 2013, the CA Attorney General filed a petition to enforce certain categories of the Investigative Subpoena related to recorded calls and electronic marketing data. On September 25, 2013, the Company reached an agreement with the CA Attorney General to produce certain categories of the documents requested in the petition and stipulated to continue the hearing on the petition to enforce from October 3, 2013 to January 9, 2014. On January 13, 2014 and June 19, 2014, the Company received additional Investigative Subpoenas from the CA Attorney General each requesting additional documents and information for the time period March 1, 2009 through the current date. On October 24, 2014 and February 12, 2015, representatives from the Company met with the CA Attorney General’s office to discuss the status of the investigation, additional information requests, and specific concerns related to possible unfair business practices in connection with the Company’s recruitment of students and debt collection practices. The Company cannot predict the eventual scope, duration or outcome of the investigation at this time. As a result, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.
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
On October 22, 2012, the Sacharczyk and Stein actions were consolidated with the Franke action and the Court appointed the City of Atlanta General Employees' Pension Fund and the Teamsters Local 677 Health Services & Insurance Plan as lead plaintiffs. A consolidated complaint was filed on December 21, 2012 and the Company filed a motion to dismiss on February 19, 2013. On September 13, 2013, the Court granted the motion to dismiss with leave to amend for alleged misrepresentations relating to Ashford University’s quality of education, the WSCUC accreditation process and the Company’s financial forecasts. The Court denied the motion to dismiss for alleged misrepresentations concerning Ashford University’s persistence rates. The plaintiff did not file an amended complaint by the October 31, 2013 deadline and therefore the case is now in discovery. On August 6, 2014, the plaintiff filed a motion for class certification, which was granted by the Court on January 15, 2015.
The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. Based on information available to the Company at present, it cannot reasonably estimate a range of loss for this action. Accordingly, the Company has not accrued any liability associated with this action.
Zamir v. Bridgepoint Education, Inc., et al.
On February 24, 2015, a securities class action complaint was filed in the U.S. District Court for the Southern District of California by Nelda Zamir naming the Company, Andrew Clark and Daniel Devine as defendants. The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts regarding the Company's business, operations and prospects, specifically regarding the Company’s improper application of revenue recognition methodology to assess collectibility of funds owed by students. The complaint asserts a putative class period stemming from August 7, 2012 to May 30, 2014 and seeks unspecified monetary relief, interest and attorneys' fees. On July 15, 2015, the Court granted plaintiff's motion for appointment as lead plaintiff and for appointment of lead counsel.
The Company has not yet responded to the complaint and anticipates that an amended complaint will be filed in September 2015. The Company intends to vigorously defend against this action. However, the outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. Based on information available to the Company at present, it cannot reasonably estimate a range of loss for this action. Accordingly, the Company has not accrued any liability associated with this action.
Shareholder Derivative Actions
In re Bridgepoint, Inc. Shareholder Derivative Action
On July 24, 2012, a shareholder derivative complaint was filed in California Superior Court by Alonzo Martinez. In the complaint, the plaintiff asserts a derivative claim on the Company's behalf against certain of its current and former officers and directors. The complaint is captioned Martinez v. Clark, et al. and generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. The lawsuit seeks unspecified monetary relief and disgorgement on behalf of the Company, as well as other equitable relief and attorneys' fees.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On September 28, 2012, a substantially similar shareholder derivative complaint was filed in California Superior Court by David Adolph-Laroche. In the complaint, the plaintiff asserts a derivative claim on the Company's behalf against certain of its current and former officers and directors. The complaint is captioned Adolph-Laroche v. Clark, et al. and generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched.
On October 11, 2012, the Adolph-Laroche action was consolidated with the Martinez action and the case is now captioned In re Bridgepoint, Inc. Shareholder Derivative Action. A consolidated complaint was filed on December 18, 2012 and the defendants filed a motion to stay the case while the underlying securities class action is pending. The motion was granted by the Court on April 11, 2013. A status conference was held on October 10, 2013, during which the Court ordered the stay continued for the duration of discovery in the securities class action, but permitted the plaintiff to receive copies of any discovery responses served in the underlying securities class action.
Cannon v. Clark, et al.
On November 1, 2013, a shareholder derivative complaint was filed in the U.S. District Court for the Southern District of California by James Cannon. In the complaint, the plaintiff asserts a derivative claim on the Company's behalf against certain of its current officers and directors. The complaint is captioned Cannon v. Clark, et al. and is substantially similar to the previously filed California State Court derivative action now captioned In re Bridgepoint, Inc. Shareholder Derivative Action. In the complaint, plaintiff generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. The lawsuit seeks unspecified monetary relief and disgorgement on behalf of the Company, as well as other equitable relief and attorneys' fees. Pursuant to a stipulation among the parties, on January 6, 2014, the Court ordered the case stayed during discovery in the underlying securities class action, but permitted the plaintiff to receive copies of any discovery responses served in the underlying securities class action.
Di Giovanni v. Clark, et al., and Craig-Johnston v. Clark, et al.
On December 9, 2013, two nearly identical shareholder derivative complaints were filed in the United States District Court for the Southern District of California. The complaints assert derivative claims on the Company's behalf against the members of the Company's board of directors as well as against Warburg Pincus & Co., Warburg Pincus LLC, Warburg Pincus Partners LLC, and Warburg Pincus Private Equity VIII, L.P. The two complaints are captioned Di Giovanni v. Clark, et al. and Craig-Johnston v. Clark, et al. The complaints generally allege that all of the defendants breached their fiduciary duties and were unjustly enriched and that the individual defendants wasted corporate assets in connection with the tender offer commenced by the Company on November 13, 2013. The lawsuits seek unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees. On February 28, 2014, the defendants filed motions to dismiss, which were granted by the Court on October 17, 2014. The plaintiffs filed a notice of appeal on December 8, 2014 and the case is currently under appeal with the United States Court of Appeals for the Ninth Circuit.
Klein v. Clark, et al.
On January 9, 2014, a shareholder derivative complaint was filed in the Superior Court of the State of California in San Diego. The complaint asserts derivative claims on the Company's behalf against the members of the Company's board of directors as well as against Warburg Pincus & Co., Warburg Pincus LLC, Warburg Pincus Partners LLC, and Warburg Pincus Private Equity VIII, L.P. The complaint is captioned Klein v. Clark, et al. and generally alleges that all of the defendants breached their fiduciary duties and were unjustly enriched and that the individual defendants wasted corporate assets in connection with the tender offer commenced by the Company on November 13, 2013. The lawsuit seeks unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees. On March 21, 2014, the Court granted the parties' stipulation to stay the case until the motions to dismiss in the related federal derivative action were decided. On November 14, 2014, the Court dismissed the case but retained jurisdiction in the event the dismissal in the federal case is reversed on appeal by the United States Court of Appeals for the Ninth Circuit.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Reardon v. Clark, et al.
On March 18, 2015, a shareholder derivative complaint was filed in the Superior Court of the State of California in San Diego. The complaint asserts derivative claims on the Company's behalf against certain of its current and former officers and directors. The complaint is captioned Reardon v. Clark, et al. and generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. The lawsuit seeks unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees. Pursuant to a stipulation among the parties, on May 27, 2015, the Court ordered the case stayed during discovery in the underlying Zamir securities class action, but permitted the plaintiff to receive copies of any discovery conducted in the underlying Zamir securities class action.
Guzman v. Bridgepoint Education, Inc.
In January 2011, Betty Guzman filed a class action lawsuit against the Company, Ashford University and University of the Rockies in the U.S. District Court for the Southern District of California. The complaint is captioned Guzman v. Bridgepoint Education, Inc., et al. and generally alleges that the defendants engaged in misrepresentation and other unlawful behavior in their efforts to recruit and retain students. The complaint asserts a putative class period of March 1, 2005 through the present. In March 2011, the defendants filed a motion to dismiss the complaint, which was granted by the Court with leave to amend in October 2011.
In January 2012, the plaintiff filed a first amended complaint asserting similar claims and the same class period, and the defendants filed another motion to dismiss. In May 2012, the Court granted University of the Rockies’ motion to dismiss and granted in part and denied in part the motion to dismiss filed by the Company and Ashford University. The Court also granted the plaintiff leave to file a second amended complaint. In August 2012, the plaintiff filed a second amended complaint asserting similar claims and the same class period. The second amended complaint seeks unspecified monetary relief, disgorgement of all profits, various other equitable relief, and attorneys’ fees. The defendants filed a motion to strike portions of the second amended complaint, which was granted in part and denied in part. On April 30, 2014, the plaintiff filed a motion for class certification, which was denied by the Court on March 26, 2015. On April 9, 2015, the plaintiff filed a petition for permission to appeal the denial of class certification with the United States Court of Appeals for the Ninth Circuit, which was denied by the Court of Appeals on June 9, 2015.
The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. At present, the Company cannot reasonably estimate a range of loss for this action based on the information available to the Company. Accordingly, the Company has not accrued any liability associated with this action.
Qui Tam Complaints
In December 2012, the Company received notice that the U.S. Department of Justice had declined to intervene in a qui tam complaint filed in the U.S. District Court for the Southern District of California by Ryan Ferguson and Mark T. Pacheco under the federal False Claims Act on March 10, 2011 and unsealed on December 26, 2012. The complaint is captioned United States of America, ex rel., Ryan Ferguson and Mark T. Pacheco v. Bridgepoint Education, Inc., Ashford University and University of the Rockies. The qui tam complaint alleges, among other things, that since March 10, 2005, the Company caused its institutions, Ashford University and University of the Rockies, to violate the federal False Claims Act by falsely certifying to the U.S. Department of Education that the institutions were in compliance with various regulations governing the Title IV programs, including those that require compliance with federal rules regarding the payment of incentive compensation to enrollment personnel, student disclosures, and misrepresentation in connection with the institutions' participation in the Title IV programs. The complaint seeks significant damages, penalties and other relief. On April 30, 2013, the relators petitioned the Court for voluntary dismissal of the complaint without prejudice. The U.S. Department of Justice filed a notice stipulating to the dismissal and the Court granted the dismissal on June 12, 2013.
In January 2013, the Company received notice that the U.S. Department of Justice had declined to intervene in a qui tam complaint filed in the U.S. District Court for the Southern District of California by James Carter and Roger Lengyel under the federal False Claims Act on July 2, 2010 and unsealed on January 2, 2013. The complaint is captioned United States of America, ex rel., James Carter and Roger Lengyel v. Bridgepoint Education, Inc., Ashford University. The qui tam complaint alleges, among other things, that since March 2005, the Company and Ashford University have violated the federal False

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Claims Act by falsely certifying to the U.S. Department of Education that Ashford University was in compliance with federal rules regarding the payment of incentive compensation to enrollment personnel in connection with the institution's participation in Title IV programs. Pursuant to a stipulation between the parties, the relators filed an amended complaint on May 10, 2013. The amended complaint is substantially similar to the original complaint and seeks significant damages, penalties and other relief. On January 8, 2014, the Court denied the Company's motion to dismiss and the case is currently in discovery.
The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. Based on information available to the Company at present, it cannot reasonably estimate a range of loss for this action. Accordingly, the Company has not accrued any liability associated with this action.
Cavazos v. Ashford University
On June 22, 2015, Diamond Cavazos filed a purported class action against Ashford University in the Superior Court of the State of California in San Diego. The complaint is captioned Diamond Cavazos v. Ashford University, LLC and generally alleges various wage and hour claims under California law for failure to pay overtime, failure to pay minimum wages and failure to provide rest and meal breaks. The lawsuit seeks back pay, the cost of benefits, penalties and interest on behalf of the putative class members, as well as other equitable relief and attorneys' fees. The Company has not yet responded to the complaint and intends to vigorously defend against it. The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. Based on information available to the Company at present, it cannot reasonably estimate a range of loss for this action. Accordingly, the Company has not accrued any liability associated with this action.
Coleman et al. v. Ashford University
On June 4, 2015, Brandy Coleman and a group of seven other former employees filed a purported class action against Ashford University in the Superior Court of the State of California in San Diego. The complaint is captioned Brandy Coleman v. Ashford University, LLC and generally alleges violations of the California WARN Act for back pay and benefits associated with the termination of the plaintiffs' employment in May 2015. The lawsuit seeks unpaid wages, penalties and interest on behalf of the putative class members, as well as other equitable relief and attorneys' fees. The Company has not yet responded to the complaint and intends to vigorously defend against it. The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. Based on information available to the Company at present, it cannot reasonably estimate a range of loss for this action. Accordingly, the Company has not accrued any liability associated with this action.
14. Subsequent Events
On July 7, 2015, the Company committed to the implementation of a plan to close Ashford University's campus in Clinton, Iowa (the “Clinton Campus”) after the 2015-2016 academic year, at the end of May 2016. The Ashford University Board of Trustees made the decision to close the Clinton Campus following an ongoing review of the University's strategic direction and as a result of the University's inability to meet campus enrollment requirements despite its best efforts to continue maintaining and operating the Clinton Campus. The closure of the Clinton Campus is intended to realign the Company's operations to focus on its core mission of leveraging technology to create innovative solutions that advance learning.
The Company estimates recording a total of approximately $49.0 million to $55.0 million in restructuring and asset impairment charges related to the closure of the Clinton Campus. This estimate consists of non-cash impairment of asset charges of approximately $40.0 million and future cash expenditures relating to (i) student transfer agreement costs of approximately $8.0 million, (ii) severance and retention charges of approximately $3.0 million and (iii) other contract cancellation costs and professional service fees of approximately $1.0 million. The above estimates are based upon several assumptions that are subject to change, including student decisions regarding transfer and the circumstances surrounding the disposition of the campus.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following Management's Discussions and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report. For additional information regarding our financial condition and results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2015 (the “Form 10-K”), as well as our consolidated financial statements and related notes thereto included in Part II, Item 8 of the Form 10-K.
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
Forward-Looking Statements
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements may include, among others, statements regarding future events, our future financial performance and operating results, strategies, expectations, the competitive environment, regulation and the availability of financial resources, including, without limitation, statements regarding:

•
our ability to successfully remediate the control deficiencies that gave rise to the material weakness in our internal control over financial reporting discussed in Part I, Item 4, “Controls and Procedures”;

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

•	expectations regarding financial position, results of operations, liquidity and enrollment at our institutions;

•	projections, predictions, expectations, estimates or forecasts as to our business, financial and operating results and future economic performance;

•	expectations regarding the closure of Ashford University's campus in Clinton, Iowa (the "Clinton Campus") after the 2015-2016 academic year;

•	new initiatives focused on student success and academic quality;

•	changes in our student fee structure;

•	expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations;

•	expectations regarding investment in online and other advertising and capital expenditures;

•	our anticipated seasonal fluctuations in results of operations;

•	management's goals and objectives; and

•	other similar matters that are not historical facts.
Forward-looking statements may generally be identified by the use of words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in the future tense.
Forward-looking statements should not be interpreted as a guarantee of future performance or results and will not necessarily be accurate indications of the times at or by which such performance or results will be achieved. Forward-looking statements are based on information available at the time such statements are made and the current good faith beliefs, expectations and assumptions of management regarding future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. For a discussion of some of these risks and uncertainties, see Part II, Item 1A, “Risk Factors” as well as the discussion of such risks and uncertainties contained in our other filings with the SEC, including the Form 10-K.
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
Overview
We are a provider of postsecondary education services. Our academic institutions, Ashford University® and University of the RockiesSM, offer associate's, bachelor's, master's and doctoral programs online as well as at their traditional campuses located in Iowa and Colorado, respectively. On July 7, 2015, the Ashford University Board of Trustees made the decision to close Ashford University's campus in Iowa after the 2015-2016 academic year, at the end of May 2016, following the implementation of a one-year teach-out plan.
As of June 30, 2015, our institutions offered approximately 1,580 courses, 80 degree programs and 160 specializations. We are also focused on developing innovative new technologies to improve the way students learn, such as Constellation®, our proprietary learning platform, and the mobile learning applications offered by our institutions.
Key operating data
In evaluating our operating performance, our management focuses in large part on revenue, operating income and period-end enrollment at our academic institutions, both online and campus-based. The following table, which should be read in conjunction with our condensed consolidated financial statements contained elsewhere in this report, presents our key operating data for the three and six months ended June 30, 2015 and 2014 (in thousands, except for enrollment data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated Statement of Income Data:
Revenue	$147,057	$171,522	$289,575	$328,792
Operating income (loss)	(512)	22,414	(1,712)	14,556

Consolidated Other Data:
Period end enrollment (1)
Online	50,516	60,477	50,516	60,477
Campus	533	640	533	640
Total	51,049	61,117	51,049	61,117

(1)
We define period end enrollment as the number of active students on the last day of the financial reporting period. A student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided a notice of withdrawal.

Key enrollment trends
Enrollment at our combined academic institutions decreased 16.5% as compared to the same period last year, from 61,117 students at June 30, 2014 to 51,049 students at June 30, 2015. Enrollment also decreased 8.6% since the end of the preceding fiscal year, from 55,823 students at December 31, 2014 to 51,049 students at June 30, 2015.

In recent years, we have experienced a general decline in student enrollment, revenue and operating income. We believe the decline is a result of a general weakening in the overall industry due to regulatory scrutiny, as well as the initiatives our institutions have put in place to help ensure student preparedness, raise academic quality and improve student outcomes.
Trends and uncertainties regarding revenue and continuing operations
In recent years, Ashford University made many changes to its operations and business initiatives as part of its reapplication for initial accreditation from WASC Senior College and University Commission, or WSCUC, formerly referred to as WASC. These initiatives included hiring new leadership, implementing smaller class sizes, expanding minimum age-levels for students, implementing the Ashford Promise (an initiative that allows online students a full refund for all tuition and fees through the third week of their first class), hiring additional full-time faculty, and implementing new program review models. Many of these initiatives have resulted in higher expense to the organization, primarily in the areas of instructional costs and services, and have contributed to the decline in new enrollment and resulting decline in revenue.
As part of our continued efforts to streamline our operations, in the second quarter of 2015 we reassessed our obligations on non-cancelable leases. During the three months ended June 30, 2015, we recorded $12.3 million as restructuring and impairment charges relating to lease exit costs, which primarily related to properties in San Diego. Additionally, in the second quarter of 2015, we recognized an impairment charge of $1.3 million as restructuring and impairment charges relating to the write off of certain fixed assets. We have also implemented reductions in force to help better align personnel resources with the decline in enrollment. In the second quarter of 2015, we implemented a reduction in force for which we recognized $0.8 million as restructuring and impairment charges relating to severance costs for wages and benefits during the three months ended June 30, 2015. We anticipate these costs will be fully paid out by the end of the third quarter of 2015 from existing cash on hand.
On July 7, 2015, the Ashford University Board of Trustees made the decision to close the Clinton Campus after the 2015-2016 academic year, at the end of May 2016, following the implementation of a one-year teach-out plan. The Ashford University Board of Trustees made the decision to close the Clinton Campus following an ongoing review of the university's strategic direction and as a result of the university's inability to meet campus enrollment requirements despite its best efforts to continue maintaining and operating the Clinton Campus. The closure of the Clinton Campus is intended to realign the Company's operations to focus on its core mission of leveraging technology to create innovative solutions that advance learning.
We estimate recording a total of approximately $49.0 million to $55.0 million in restructuring and asset impairment charges related to the closure of the Clinton Campus. This estimate consists of non-cash impairment of asset charges of approximately $40.0 million and future cash expenditures relating to (i) student transfer agreement costs of approximately $8.0 million, (ii) severance and retention charges of approximately $3.0 million and (iii) other contract cancellation costs and professional service fees of approximately $1.0 million. The above estimates are based upon several assumptions that are subject to change, including student decisions regarding transfer and the circumstances surrounding the disposition of the campus.
Each reporting period, we estimate the likelihood that we will be able to recover our deferred tax assets. The realization of deferred tax assets is dependent upon future taxable income. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income given current business conditions affecting us, and the feasibility of ongoing tax planning strategies. As of June 30, 2015, we believe that our deferred tax assets are more likely than not to be realized through sufficient levels of future taxable income. However, if it becomes more likely than not that the deferred tax assets will not be utilized due to insufficient future taxable income, or will not otherwise be realizable, we will recognize a valuation allowance at that time. This may materially increase our income tax expense in future periods, and our earnings and financial position would be adversely affected in the period or periods in which a valuation allowance is recorded.
Liquidity and capital resources and anticipated capital expenditures
We have financed our operating activities and capital expenditures during 2015 and 2014 primarily through cash on hand and cash provided by operating activities. At June 30, 2015, we had cash, cash equivalents, restricted cash and investments totaling $362.7 million and no long-term debt. For the year ending December 31, 2015, we expect capital expenditures to be approximately $8.0 million. Based on our current level of operations, we believe that our cash flows from operating activities and our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. However, there can be no assurance that changes will not occur that would consume our available capital resources before that time. Our capital requirements depend on numerous factors, including our ability to continue to generate revenue. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all.
Recent Regulatory Developments
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
On August 8, 2014, the Department published a Notice of Proposed Rulemaking proposing new regulations regarding the federal Direct PLUS loan program. The final regulations, effective July 1, 2015, update the standards for determining if a potential parent or student borrower has an adverse credit history for purposes of eligibility for a PLUS loan. Specifically, the regulations revise the definition of “adverse credit history” and require that parents and students who have an adverse credit history, but who are approved for a PLUS loan on the basis of extenuating circumstances or who obtain an endorser for the PLUS loan, must receive loan counseling before receiving the loan.
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
On September 3, 2014, the Department published a notice in the Federal Register to announce its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the William D. Ford Federal Direct Loan Program authorized by the Higher Education Act. Two public hearings were held in October and November of 2014. On December 19, 2014, the Department published a notice to announce its intention to establish the committee to (i) prepare proposed regulations to establish a new Pay as Your Earn repayment plan for those not covered by the existing Federal Direct Loan Program and (ii) establish procedures for Federal Family Education Loan Program (“FFEL Program”) loan holders to use to identify U.S. military service members who may be eligible for a lower interest rate on their FFEL Program loans. The committee met in February, March and April of 2015. On July 9, 2015, the Department published a Notice of Proposed Rulemaking proposing to amend the regulations governing the Federal Direct Loan Program to create a new income-contingent repayment plan in accordance with President Obama's initiative to allow more Federal Direct Loan Program borrowers to cap their loan payments at 10% of their monthly income.
On October 30, 2014, the Obama administration announced that the Department will lead an effort to formalize an interagency task force to conduct oversight of for-profit institutions of higher education, especially regarding alleged unfair, deceptive, and abusive policies and practices. The task force will include the Departments of Justice, Treasury and Veterans Affairs, as well as the Consumer Financial Protection Bureau, Federal Trade Commission, the Securities and Exchange Commission, and state Attorneys General. The stated purpose of the task force is to “coordinate...activities and promote information sharing to protect students from unfair, deceptive and abusive policies and practices.”
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

On May 18, 2015, the Department published a Notice of Proposed Rulemaking to amend cash management regulations related to Title IV program funds. The proposed regulations address student access to Title IV program funds, financial account fees and the opening of financial accounts. The proposed regulations also clarify how the Department treats previously passed coursework for Title IV eligibility purposes, and streamline the requirements for converting clock hours to credit hours.
On June 8, 2015, the Department held a press conference and released a document entitled “Fact Sheet: Protecting Students from Abusive Career Colleges” in which the Department announced processes that will be established to assist students who may have been the victims of fraud in gaining relief under the “defense to repayment” provisions of the federal Direct Loan program regulations. Rarely used in the past, the defense to repayment provisions allow a student to assert as a defense against repayment of federal Direct Loans any commission of fraud or other violation of applicable state law by the school related to such loans or the educational services paid for. The processes outlined by the Department on June 8 include (i) extending debt relief eligibility to groups of students where possible, (ii) providing loan forbearance and pausing payments while claims are being resolved, (iii) appointing a Special Master dedicated to borrower defense issues for students who believe they have a defense to repayment, (iv) establishing a streamlined process and (v) building a better system for debt relief for the future. The Department noted that building a better system for debt relief would involve developing new regulations to clarify and streamline loan forgiveness under the defense to repayment provisions, while maintaining or enhancing current consumer protection standards and strengthening provisions that hold schools accountable for actions that result in loan discharges.
Gainful Employment
On October 31, 2014, the Department published new Gainful Employment regulations impacting programs required to prepare graduates for gainful employment in a recognized occupation. Almost all academic programs offered by Title IV-participating private sector institutions of higher education must prepare students for gainful employment in a recognized occupation. The new Gainful Employment regulations became effective July 1, 2015, except for certain disclosure requirements that are expected to be effective in early 2017.
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

The accountability measures will typically weigh a calculated debt burden from graduates who completed their studies three and four years prior to the measuring academic year and earnings from the most recent calendar year prior to the conclusion of the measuring academic year. Thus for the 2014-2015 academic year, the cohort will include graduates from the 2010-2011 and 2011-2012 academic years and earnings for these graduates from calendar year 2014.
The regulations contemplate a transition period in the first several years to afford institutions the opportunity to make changes to their programs and retain Title IV eligibility. Because the information necessary to determine how our programs will fare under the accountability measures is not available at this time, we are unable to reliably predict the impact of the new

Gainful Employment regulations. However, we are using currently available data to evaluate whether certain programs are at risk of failing under the new requirements.
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
Critical Accounting Policies and Use of Estimates
The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of the Form 10-K. There were no material changes to these critical accounting policies and estimates during the six months ended June 30, 2015.
The Iran Threat Reduction and Syria Human Rights Act of 2012
During the first half of 2015, Santander Asset Management Investment Holdings Limited (“SAMIH”) engaged in certain activities that are subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. These activities are disclosed in Exhibit 99.1 to this quarterly report. Affiliates of Warburg Pincus, LLC (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of and have the right to designate members of the board of directors of SAMIH. We will be required to separately file with the SEC, concurrently with this quarterly report, a notice that such activities have been disclosed in this quarterly report, which notice must also contain the information required by Section 13(r) of the Exchange Act.

Results of Operations
The following table sets forth our condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	48.6	44.8	50.6	48.6
Admissions advisory and marketing	33.0	32.4	34.8	36.9
General and administrative	9.0	9.8	10.2	10.0
Restructuring and impairment charges	9.8	—	5.0	—
Total costs and expenses	100.4	87.0	100.6	95.5
Operating income (loss)	(0.4)	13.0	(0.6)	4.5
Other income, net	0.2	0.4	0.4	0.3
Income (loss) before income taxes	(0.2)	13.4	(0.2)	4.8
Income tax expense	0.3	5.8	0.1	2.2
Net income (loss)	(0.5)%	7.6%	(0.3)%	2.6%
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Revenue.  Our revenue for the three months ended June 30, 2015 was $147.1 million, representing a decrease of $24.4 million, or 14.3%, as compared to revenue of $171.5 million for the three months ended June 30, 2014. The decrease between periods was primarily due to the 16.5% decrease in ending student enrollment at our academic institutions, from 61,117 students at June 30, 2014 to 51,049 students at June 30, 2015. The average weekly enrollment during the three months ended June 30, 2015 decreased to 53,161 students from 63,064 students during the three months ended June 30, 2014, or by 15.7%, which resulted in a decrease in tuition revenue of approximately $24.7 million. The decrease in revenue between periods was also due to a $0.2 million decrease in revenue generated from Constellation. The decrease in revenue was partially offset by an approximately 2.3% tuition increase effective April 1, 2015, which resulted in an increase in revenue of $2.8 million, as well as an increase in technology fee revenue of $0.5 million. Institutional scholarships provided by our institutions was $26.0 million for the three months ended June 30, 2015 and June 30, 2014, or 17.7% of revenue and 15.2% of revenue, respectively.
Instructional costs and services.  Our instructional costs and services for the three months ended June 30, 2015 were $71.4 million, representing a decrease of $5.5 million, or 7.1%, as compared to instructional costs and services of $76.9 million for the three months ended June 30, 2014. Specific decreases between periods include direct compensation of $3.4 million (in the areas of academic management, financial aid support and student services), facilities costs of $1.8 million, instructor fees of $1.5 million and license fees of $0.5 million. These decreases were partially offset by an increase in bad debt expense of $1.6 million. Instructional costs and services increased as a percentage of revenue to 48.6% for the three months ended June 30, 2015, as compared to 44.8% for the three months ended June 30, 2014. The increase of 3.8% as a percentage of revenue included increases in bad debt expense of 1.6%, corporate support services of 1.3% and information technology costs of 0.7%. As a percentage of revenue, bad debt expense was 4.7% for the three months ended June 30, 2015, compared to 3.1% for three months ended June 30, 2014. We continue to focus on enhancing our processes and procedures around bad debt and our accounts receivable, including efficiencies in financial aid processing in order to reduce processing time, improved collection efforts on accounts receivable, and improved counseling to students about the financial aid process and related eligibility and amounts due from the student.
Admissions advisory and marketing.  Our admissions advisory and marketing expenses for the three months ended June 30, 2015 were $48.5 million, representing a decrease of $7.0 million, or 12.6%, as compared to admissions advisory and marketing expenses of $55.5 million for the three months ended June 30, 2014. Specific factors contributing to the overall decrease between periods were decreases in professional services relating to branding of $6.6 million and selling compensation of $1.3 million, partially offset by increases in direct advertising costs of $0.7 million. As a percentage of revenue, our admissions advisory and marketing expenses increased to 33.0% for the three months ended June 30, 2015 as compared to 32.4% for the three months ended June 30, 2014. The increase of 0.6% as a percentage of revenue was primarily due to the increases in direct advertising costs of 1.9%, selling compensation of 1.6% and information technology costs of 0.5%, partially offset by decreases in professional services relating to branding of 3.8%.
General and administrative.  Our general and administrative expenses for the three months ended June 30, 2015 were $13.2 million, as compared to general and administrative expenses of $16.7 million for the three months ended June 30, 2014, representing a decrease of $3.5 million, or 20.9%. The decrease between periods was primarily due to decreases in administrative compensation of $1.8 million and support services of $0.9 million, partially offset by increases in other administrative costs of $1.1 million. Our general and administrative expenses decreased as a percentage of revenue to 9.0% for the three months ended June 30, 2015, as compared to 9.8% for the three months ended June 30, 2014. The decrease of 0.8% as a percentage of revenue was primarily due to a decrease in information technology costs of 1.9%, partially offset by an increase in other administrative costs of 1.3%.
Restructuring and impairment charges.  Our restructuring and impairment charges for the three months ended June 30, 2015 were $14.4 million, and relate to $12.3 million of lease exit costs for properties in San Diego, an additional $1.3 million for the write off of certain related fixed assets, and $0.8 million relating to severance costs for wages and benefits resulting from a reduction in force to help better align personnel resources with the decline in enrollment. There were no such charges for the three months ended June 30, 2014.
Other income, net.  Other income, net, was $0.3 million for the three months ended June 30, 2015 and $0.7 million for the three months ended June 30, 2014. The fluctuations in this account are primarily a result of changes in interest income due to the levels of average cash and cash equivalents and investment balances.
Income tax expense.  We recognized income tax expense for the three months ended June 30, 2015 of $0.5 million and for the three months June 30, 2014 of $10.2 million at effective tax rates of (289.2)% and 44.0%, respectively. The decrease in our effective tax rate between periods was primarily due to the effect of the pre-tax loss in the three months ended June 30, 2015 at a near break-even level along with the relatively constant nondeductible expenses year over year, and an increase in reserves for uncertain tax positions and related accrued interest in the current year. The negative effective tax rate is due to income tax expense on a pre-tax loss.
Net income (loss).  Net loss was $0.7 million for the three months ended June 30, 2015 compared to net income of $13.0 million for the three months ended June 30, 2014, a decrease of $13.7 million as a result of the factors discussed above.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Revenue.    Our revenue for the six months ended June 30, 2015 was $289.6 million, representing a decrease of $39.2 million, or 11.9%, as compared to revenue of $328.8 million for the six months ended June 30, 2014. The decrease between periods was primarily due to the 16.5% decrease in ending student enrollment at our academic institutions, from 61,117 students at June 30, 2014 to 51,049 students at June 30, 2015. The average weekly enrollment during the six months ended June 30, 2015 decreased to 54,651 from 63,631 during the six months ended June 30, 2014, or by 14.1%, which resulted in a decrease in tuition revenue of approximately $40.2 million. The decrease in revenue between periods was also due to a slight increase in institutional scholarships of $0.2 million. The decrease in revenue was partially offset by an approximately 2.3% tuition increase effective April 1, 2015, which resulted in an increase in revenue of $5.4 million, as well as an increase in technology fee revenue of $1.2 million, which resulted from technology fees of $5.9 million, or 2.0% of revenue, for the six months ended June 30, 2015, compared to $4.7 million, or 1.4% of revenue, for the six months ended June 30, 2014.
Instructional costs and services.    Our instructional costs and services for the six months ended June 30, 2015 were $146.5 million, representing a decrease of $13.4 million, or 8.4%, as compared to instructional costs and services of $159.9 million for the six months ended June 30, 2014. Specific decreases between periods include direct compensation of $7.5 million (in the areas of academic management, financial aid support and student services), facilities costs of $2.9 million, instructor fees of $2.5 million, license fees of $1.0 million and information technology costs of $0.8 million, partially offset by an increase in bad debt expense of $2.5 million. Instructional costs and services increased as a percentage of revenue to 50.6% for the six months ended June 30, 2015, as compared to 48.6% for the six months ended June 30, 2014. The increase of 2.0% as a percentage of revenue included increases in bad debt expense of 1.4%, corporate support services of 0.8% and information technology costs of 0.3%, partially offset by a decrease in direct compensation of 0.4%. As a percentage of revenue, bad debt expense was 5.3% for the six months ended June 30, 2015, compared to 3.9% for six months ended June 30, 2014. We continue to focus on enhancing our processes and procedures around bad debt and our accounts receivable, including improvements and efficiencies in financial aid processing in order to reduce the processing timeline, improved collection efforts on accounts receivable, and improved counseling to students about the financial aid process and related eligibility and amounts due from the student.
Admissions advisory and marketing.    Our admissions advisory and marketing expenses for the six months ended June 30, 2015 were $100.8 million, representing a decrease of $20.5 million, or 16.9%, as compared to admissions advisory and marketing expenses of $121.3 million for the six months ended June 30, 2014. Specific factors contributing to the overall decrease between periods were decreases in professional services relating to branding of $15.6 million, selling compensation of $5.5 million and facilities costs of $1.7 million, partially offset by an increase in advertising costs of $2.0 million. As a percentage of revenue, our admissions advisory and marketing expenses decreased to 34.8% for the six months ended June 30, 2015 as compared to 36.9% for the six months ended June 30, 2014. The decrease of 2.1% as a percentage of revenue was primarily due to a decrease in professional services relating to branding of 4.7%, partially offset by increases in advertising costs of 2.0%, selling compensation of 0.3% and license fees of 0.3%.
General and administrative.    Our general and administrative expenses for the six months ended June 30, 2015 were $29.6 million, representing a decrease of $3.4 million, or 10.4%, as compared to general and administrative expenses of $33.0 million for the six months ended June 30, 2014. The decrease between periods was primarily due to a decrease in administrative compensation of $2.8 million. Our general and administrative expenses increased as a percentage of revenue to 10.2% for the six months ended June 30, 2015, compared to 10.0% for the six months ended June 30, 2014. The increase of 0.2% as a percentage of revenue included an increase in other administrative costs of 1.1%, partially offset by a decrease in information technology costs of 0.8%.
Restructuring and impairment charges.  Our restructuring and impairment charges for the six months ended June 30, 2015 were $14.4 million, and relate to $12.3 million of lease exit costs for properties in San Diego, an additional $1.3 million for the write off certain related fixed assets, and $0.8 million relating to severance costs for wages and benefits resulting from a reduction in force to help better align personnel resources with the decline in enrollment. There were no such charges for the six months ended June 30, 2014.
Other income, net.    Other income, net, was $1.0 million for the six months ended June 30, 2015, as compared to $1.1 million for the six months ended June 30, 2014, representing a decrease of $0.1 million. The decrease between periods was primarily due to decreased interest income on average cash balances.
Income tax expense.    We recognized income tax expense for the six months ended June 30, 2015 of $0.3 million and for the six months ended June 30, 2014 of $7.0 million at effective tax rates of (50.5)% and 44.8%, respectively. The decrease in our effective tax rate between periods was primarily due to the effect of the pre-tax loss on relatively constant nondeductible expenses year over year, and an increase in reserves for uncertain tax positions and related accrued interest in the current year. The negative effective tax rate is due to income tax expense on a pre-tax loss.
Net income (loss).    Net loss was $1.0 million for the six months ended June 30, 2015 compared to net income of $8.6 million for the six months ended June 30, 2014, a decrease of $9.6 million as a result of the factors discussed above.

Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the six months ended June 30, 2015 and 2014, through either cash on hand or through cash provided by operating activities. Our cash and cash equivalents were $261.0 million at June 30, 2015, and $207.0 million at December 31, 2014. At June 30, 2015 and December 31, 2014, we had restricted cash of $28.1 million and $25.9 million, respectively. At June 30, 2015 and December 31, 2014, we had investments of $73.5 million and $123.6 million, respectively.
We manage our excess cash pursuant to the quantitative and qualitative operational guidelines of our cash investment policy. Our cash investment policy, which is managed by our chief financial officer, has the following primary objectives: preserving principal, meeting our liquidity needs, minimizing market and credit risk, and providing after-tax returns. Under the policy's guidelines, we invest our excess cash exclusively in high-quality, U.S. dollar-denominated financial instruments. For a discussion of the measures we use to mitigate the exposure of our cash investments to market risk, credit risk and interest rate risk, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”
There was a slight decrease in the fair value of our short- and long-term investments at June 30, 2015, as compared to December 31, 2014. We believe that any fluctuations we have recently experienced are temporary in nature and that while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
Available borrowing facilities
We previously had a $50 million revolving line of credit (the “Facility”) pursuant to an Amended and Restated Revolving Credit Agreement (the “Revolving Credit Agreement”) with the lenders signatory thereto and Comerica Bank (“Comerica”). The Facility had an original term of three years and expired on April 13, 2015. Up through the date of expiration of the Facility, we had no borrowings outstanding under the Facility.
Under the Revolving Credit Agreement and the documents executed in connection therewith (collectively, the “Facility Loan Documents”), the lenders also agreed to make loans to us and issue letters of credit on our behalf, subject to specific terms and conditions. We had previously used the availability under the Facility to issue letters of credit, but subsequent to the expiration of the Facility, we collateralized the letters of credit with cash in the aggregate amount of $6.6 million, which is included as restricted cash as of June 30, 2015.
The Facility Loan Documents contained other customary affirmative, negative and financial maintenance covenants, representations and warranties, events of default, and remedies upon an event of default, including the acceleration of debt and the right to foreclose on the collateral securing the Facility. Up through the date of expiration of the Facility, we had no outstanding financial covenants in the Facility Loan Documents.
For more information about the Facility Loan Documents, see Note 8, “Credit Facilities” to our condensed consolidated financial statements included in Part I, Item 1 of this report.
Title IV funding
Our institutions derive the substantial majority of their respective revenues from students who enroll and are eligible for various federal student financial assistance programs authorized under Title IV of the Higher Education Act. Our institutions are subject to significant regulatory scrutiny as a result of numerous standards that must be satisfied in order to participate in Title IV programs. If we were to become ineligible to receive Title IV funding, our liquidity would be significantly impacted. For more information regarding Title IV programs and the regulation thereof, see “Business—Regulation” included in Part I, Item 1 of the Form 10-K. The balance of revenues derived by our institutions is from government tuition assistance programs for military personnel, including veterans, payments made in cash by individuals, reimbursement from corporate affiliates, private loans and internal loan programs.
The timing of disbursements under Title IV programs is based on federal regulations and our ability to successfully and timely arrange financial aid for our institutions' students. Title IV funds are generally provided in multiple disbursements before we earn a significant portion of tuition and fees and incur related expenses over the period of instruction. Students must apply for new loans and grants each academic year. These factors, together with the timing at which our institutions' students begin their programs, affect our revenues and operating cash flow.

Operating activities
Net cash provided by operating activities was $14.8 million for the six months ended June 30, 2015, as compared to net cash used in operating activities of $3.8 million for the six months ended June 30, 2014, an overall increase in net cash provided by operating activities of $18.6 million between periods. This increase was primarily due to the $12.3 million non-cash charge for termination of leased space in the current period. Another contributing factor was the relative change in the deferred revenue and student deposits balances between periods of $11.2 million, which resulted from a smaller decrease in these balances in the current period due to a smaller decline in student enrollment. Additional factors that contributed to the increase in net cash provided by operating activities included the timing of payments on accounts payable and accrued liabilities. These increases were offset by the higher net loss of $9.6 million between periods. We expect to generate cash from our operating activities for the foreseeable future.
Investing activities
Net cash provided by investing activities was $39.8 million for the six months ended June 30, 2015, as compared to net cash used in investing activities of $60.9 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, we had purchases of investments of $0.2 million, but sales and maturities of $50.2 million. This is compared to purchases of investments of $72.4 million and sales and maturities of $20.0 million in the same period in 2014. Capital expenditures for the six months ended June 30, 2015 were $2.2 million, compared to $6.2 million for the six months ended June 30, 2014. We expect our capital expenditures to be approximately $8.0 million for the year ending December 31, 2015.
Financing activities
Net cash used in financing activities was $0.6 million for the six months ended June 30, 2015, as compared to net cash provided by financing activities of $2.7 million for the six months ended June 30, 2014. During each of the six months ended June 30, 2015 and June 30, 2014, net cash provided by financing activities includes the cash provided by stock option exercises, including any related tax benefit of those stock option exercises. During each of the six months ended June 30, 2015 and June 30, 2014, net cash used in financing activities includes tax withholdings related to the issuance of shares upon the vesting of restricted stock units.
Based on our current level of operations, we believe that our future cash flows from operating activities and our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of June 30, 2015, our total available surety bond facility was $12.0 million and the surety had issued bonds totaling $3.5 million on our behalf under such facility.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This literature is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard is expected to be effective for the first interim period within fiscal years beginning after December 15, 2017, using one of two retrospective application methods. We continue to evaluate the impacts, if any, the adoption of ASU 2014-09 will have on our financial position or results of operations.
In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20). This update simplifies the income statement presentation requirements and eliminates from accounting principles generally accepted in the United States (“GAAP”) the concept of extraordinary items, and essentially deletes the requirements in Subtopic 225-20. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We adopted ASU 2015-01 effective April 1, 2015, and such adoption does not have a material effect on our consolidated financial statements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Market and Credit Risk
Pursuant to our cash investment policy, we attempt to mitigate the exposure of our cash and investments to market and credit risk by (i) diversifying concentration to ensure that we are not overly concentrated in a limited number of financial institutions, (ii) monitoring and managing the risks associated with the national banking and credit markets, (iii) investing in U.S. dollar-denominated assets and instruments only, (iv) diversifying account structures so that we maintain a decentralized account portfolio with numerous stable, highly-rated and liquid financial institutions and (v) ensuring that our investment procedures maintain a defined and specific scope such that we will not invest in higher-risk investment accounts, including financial swaps or derivative and corporate equities. Accordingly, pursuant to the guidelines established by our cash investment policy, we invest our excess cash exclusively in high-quality, U.S. dollar-denominated financial instruments.
Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments, and we may experience reduced investment earnings if the yields on investments that are deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
We have no derivative financial instruments or derivative commodity instruments.
Interest rate risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of June 30, 2015, we had no outstanding borrowings.
Our future investment income may fall short of expectations due to changes in interest rates. At June 30, 2015, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of any possible controls and procedures.
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance levels because of the material weakness in our internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Notwithstanding the material weakness described below, based on the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management has concluded that our condensed consolidated financial statements included in this report are fairly stated in all material respects in accordance with GAAP for interim financial information for each of the periods presented herein.
Material Weakness in Internal Control Over Financial Reporting
We disclosed in Part II, Item 9A, “Controls and Procedures” of the Form 10-K that there were matters that constituted a material weakness in our internal control over financial reporting, as we did not maintain effective controls over the selection and application of GAAP related to revenue recognition. Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances.
The control deficiencies that gave rise to the material weakness could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected and corrected on a timely basis. Accordingly, our management has determined that these control deficiencies constituted a material weakness that continues to exist as of June 30, 2015.
Management's Remediation Efforts
We are committed to remediating the control deficiencies that gave rise to the material weakness by implementing changes to our internal control over financial reporting. Management is responsible for implementing changes and improvements in our internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weakness.
Throughout 2014, and during the first half of 2015, we have implemented measures to remediate the underlying causes of the control deficiencies that gave rise to the material weakness. These measures include the hiring of new accounting personnel, as well as providing additional training for existing personnel. These measures also include the implementation of financial reporting risk assessments and review processes to ensure the related significant accounting policies are implemented and applied properly under GAAP on a consistent basis throughout the Company. We have also established enhanced procedures to ensure appropriate review of accounting policies by the members of our management team with the requisite level of accounting knowledge, experience and training.
We believe the above measures will help remediate the control deficiencies that gave rise to the material weakness. However, we have not completed all of the corrective processes and procedures and the related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weakness, we may determine to implement additional measures to address the underlying control deficiencies.
Changes in Internal Control Over Financial Reporting
As discussed above, during the three months ended June 30, 2015, management continued to implement certain remediation measures to improve our internal control over financial reporting and to remediate the previously identified material weakness. However, there were no changes to our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
For information regarding our legal proceedings, refer to Note 13, “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of this report, which note is incorporated by reference into this Part II, Item 1.

Item 1A.    Risk Factors.
Investing in our common stock involves risk. Before making an investment in our common stock, you should carefully consider the risk factors set forth below, as well as the risk factors discussed in Part I, Item 1A, "Risk Factors" of the Form 10-K and Part II, Item IA, "Risk Factors" in our subsequent quarterly reports on Form 10-Q filed with the SEC (the "Form 10-Qs"). The risks described below and in the Form 10-K and Form 10-Qs are those which we believe are the material risks we face, and such risks could materially adversely affect our business, prospects, financial condition, cash flows and results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may impact us. Except as set forth below and in the Form 10-Qs, there have been no material changes in our risk factors from those previously disclosed in the Form 10-K.
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
During 2014, we concluded that there was a material weakness in our internal control over financial reporting, as we did not maintain effective controls over the selection and application of GAAP related to revenue recognition. Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. Management evaluated our disclosure controls and procedures and internal control over financial reporting as of December 31, 2014 and concluded each was ineffective as of December 31, 2014. The Form 10-K reflects management’s conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting. The material weakness has not yet been remediated as of June 30, 2015 and as a result, management has determined that our disclosure controls and procedures continue to be ineffective as of June 30, 2015.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See Part I, Item 4, “Controls and Procedures.” The existence of this issue could adversely affect us, our reputation and investors' perceptions of us.
We have begun to implement measures to remediate the underlying causes of the control deficiencies that gave rise to the material weakness. These measures include the hiring of new accounting personnel, as well as providing additional training for existing personnel. These measures also include implementation of financial reporting risk assessments and review processes to ensure the related significant accounting policies are implemented and applied properly under GAAP on a consistent basis throughout the Company. We have also established enhanced procedures to ensure appropriate review of accounting policies by the members of our management team with the requisite level of accounting knowledge, experience and training.
However, we have not completed all of the corrective processes and procedures and the related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weakness, we may determine to implement additional measures to address the underlying control deficiencies. The actions we are taking to remediate the material weakness are subject to ongoing senior management review, as well as oversight by the audit committee of our board of directors.
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
Risks Related to the Extensive Regulation of Our Business
The failure of our institutions to demonstrate compliance with state laws may result in liability to, or remedial action against, our institutions, including recoupment by the Department of discharged student loan funds under the "defense to repayment" provisions of the federal Direct Loan program regulations.
On June 8, 2015, the Department held a press conference and released a document entitled “Fact Sheet: Protecting Students from Abusive Career Colleges” in which the Department announced processes that will be established to assist students who may have been the victims of fraud in gaining relief under the “defense to repayment” provisions of the federal Direct Loan program regulations. Rarely used in the past, the defense to repayment provisions allow a student to assert as a defense against repayment of federal Direct Loans any commission of fraud or other violation of applicable state law by the school related to such loans or the educational services paid for. The processes outlined by the Department on June 8 include (i) extending debt relief eligibility to groups of students where possible, (ii) providing loan forbearance and pausing payments while claims are being resolved, (iii) appointing a Special Master dedicated to borrower defense issues for students who believe they have a defense to repayment, (iv) establishing a streamlined process and (v) building a better system for debt relief for the future. The Department noted that building a better system for debt relief would involve developing new regulations to clarify and streamline loan forgiveness under the defense to repayment provisions, while maintaining or enhancing current consumer protection standards and strengthening provisions that hold schools accountable for actions that result in loan discharges. As part of its efforts to hold schools accountable, the Department could seek recoupment of any discharged federal Direct Loan funds from the school. The Department stated that they will continue to take aggressive action to ensure defrauded borrowers get the debt relief they are entitled to, step up oversight and enforcement to identify schools that present the greatest risk to students and taxpayers, and hold schools accountable for their actions.
In addition to relief under the defense to repayment provisions, students may qualify for a closed school discharge pursuant to which they receive forgiveness of the federal Direct Loans, FFEL Program loans, or federal Perkins Loans they took out to attend a school if the school closes either while they are attending or within 120 days after they withdraw from the school.
The failure of our institutions to comply with state laws may result in liability to, or remedial action against, our institutions, including recoupment by the Department of discharged student loan funds under the defense to repayment provisions. The assertion of any claims by our institutions' students under the “defense to repayment” provisions and any resulting remedial action, or any recoupment by the Department of discharged student loan funds pursuant to either the defense to repayment provisions or a closed school discharge, could damage our reputation in the industry and have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
None.

Item 5.    Other Information.
On July 28, 2015, University of the Rockies received a Final Program Review Determination letter (the “FPRD Letter”) from the Department. The FPRD Letter relates to an on-site program review of the university conducted by the Department from August 20, 2012 through August 24, 2012. In June 2013, University of the Rockies was provided with the Department's program review report and subsequently filed a timely response to such initial report. Following consideration of the university's response, the Department issued the FPRD Letter, dated July 22, 2015, which states that University of the Rockies' responses have resolved all findings and the university may consider the program review closed.

Item 6.    Exhibits.

Exhibit		Description
3.1
Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 21, 2009).

3.2		Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 filed on March 20, 2009).
4.1		Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed on March 30, 2009).
4.2		Second Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 filed on September 4, 2009).
10.1	#	Bridgepoint Education, Inc. Amended and Restated Executive Severance Plan.
10.2	#	Form of Severance Agreement pursuant to the Bridgepoint Education, Inc. Amended and Restated Executive Severance Plan.
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew S. Clark, President and Chief Executive Officer, and Daniel J. Devine, Chief Financial Officer.

99.1		Disclosure required pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended.
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 4, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) the Condensed Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2015; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) the Notes to Condensed Consolidated Financial Statements.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.

August 4, 2015	/s/ DANIEL J. DEVINE
Daniel J. Devine Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)