Form 10-Q
period 2015-09-30
Bridgepoint Education Inc
filed 2015-11-06
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of October 29, 2015, was 45,782,583.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of September 30, 2015	As of December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$242,673	$207,003
Restricted cash	24,591	25,934
Investments	21,902	12,051
Accounts receivable, net	30,793	21,274
Student loans receivable, net	928	1,003
Deferred income taxes	12,757	21,301
Prepaid expenses and other current assets	33,577	22,818
Total current assets	367,221	311,384
Property and equipment, net	30,560	78,219
Investments	71,364	111,557
Student loans receivable, net	7,607	9,510
Goodwill and intangibles, net	22,221	24,775
Deferred income taxes	4,118	20,175
Other long-term assets	2,209	2,475
Total assets	$505,300	$558,095
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,128	$1,013
Accrued liabilities	72,364	51,403
Deferred revenue and student deposits	89,614	108,048
Total current liabilities	164,106	160,464
Rent liability	21,397	22,098
Other long-term liabilities	11,902	9,652
Total liabilities	197,405	192,214
Commitments and contingencies (see Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both September 30, 2015, and December 31, 2014	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 63,340 issued and 45,783 outstanding at September 30, 2015; 62,957 issued and 45,400 outstanding at December 31, 2014	633	630
Additional paid-in capital	186,375	180,720
Retained earnings	458,008	521,775
Accumulated other comprehensive loss	(52)	(175)
Treasury stock, 17,557 shares at cost at both September 30, 2015, and December 31, 2014	(337,069)	(337,069)
Total stockholders' equity	307,895	365,881
Total liabilities and stockholders' equity	$505,300	$558,095
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$140,762	$162,654	$430,337	$491,446
Costs and expenses:
Instructional costs and services	69,197	79,707	215,656	239,641
Admissions advisory and marketing	47,794	56,783	148,636	178,079
General and administrative	13,346	15,583	42,914	48,589
Restructuring and impairment charges	44,904	—	59,322	—
Total costs and expenses	175,241	152,073	466,528	466,309
Operating income (loss)	(34,479)	10,581	(36,191)	25,137
Other income, net	465	1,080	1,499	2,159
Income (loss) before income taxes	(34,014)	11,661	(34,692)	27,296
Income tax expense	28,732	5,370	29,075	12,380
Net income (loss)	$(62,746)	$6,291	$(63,767)	$14,916
Earnings (loss) per share:
Basic	$(1.37)	$0.14	$(1.40)	$0.33
Diluted	(1.37)	0.14	(1.40)	0.32
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	45,754	45,301	45,620	45,145
Diluted	45,754	46,474	45,620	46,495
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(62,746)	$6,291	$(63,767)	$14,916
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	(12)	(123)	123	(195)
Comprehensive income (loss)	$(62,758)	$6,168	$(63,644)	$14,721
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2014	62,957	$630	$180,720	$521,775	$(175)	$(337,069)	$365,881
Stock-based compensation	—	—	7,324	—	—	—	7,324
Exercise of stock options	166	1	259	—	—	—	260
Excess tax benefit of option exercises and restricted stock, net of tax shortfall	—	—	(770)	—	—	—	(770)
Stock issued under employee stock purchase plan	16	—	136	—	—	—	136
Stock issued under stock incentive plan, net of shares held for taxes	201	2	(1,294)	—	—	—	(1,292)
Net loss	—	—	—	(63,767)	—	—	(63,767)
Unrealized gains on investments, net of tax	—	—	—	—	123	—	123
Balance at September 30, 2015	63,340	$633	$186,375	$458,008	$(52)	$(337,069)	$307,895
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(63,767)	$14,916
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for bad debts	24,269	21,961
Depreciation and amortization	15,403	17,914
Amortization of premium/discount	364	85
Deferred income taxes	24,081	1,124
Stock-based compensation	7,324	7,891
Excess tax benefit of option exercises	(426)	(1,171)
Loss on impairment of student loans receivable	1,207	1,466
Net gain (loss) on marketable securities	125	(22)
Loss on termination of leased space	13,540	—
Loss on impairment of fixed assets	38,855	80
Changes in operating assets and liabilities:
Restricted cash	7,712	12,202
Accounts receivable	(33,524)	(30,314)
Prepaid expenses and other current assets	5,537	3,317
Student loans receivable	831	763
Other long-term assets	266	368
Accounts payable and accrued liabilities	(2,883)	(532)
Deferred revenue and student deposits	(18,313)	(23,600)
Other liabilities	(3,960)	(1,864)
Net cash provided by operating activities	16,641	24,584
Cash flows from investing activities:
Capital expenditures	(2,324)	(9,644)
Purchases of investments	(20,242)	(87,855)
Non-operating restricted cash	(6,369)	(29)
Capitalized costs for intangible assets	(1,761)	(2,957)
Sales and maturities of investments	50,195	50,000
Net cash provided by (used in) investing activities	19,499	(50,485)
Cash flows from financing activities:
Proceeds from exercise of stock options	260	3,076
Excess tax benefit of option exercises	426	1,171
Proceeds from the issuance of stock under employee stock purchase plan	136	—
Tax withholdings on issuance of stock awards	(1,292)	(2,093)
Net cash (used in) provided by financing activities	(470)	2,154
Net increase (decrease) in cash and cash equivalents	35,670	(23,747)
Cash and cash equivalents at beginning of period	207,003	212,526
Cash and cash equivalents at end of period	$242,673	$188,779
Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$70	$910
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
Announced in the third quarter of 2015, Ashford University's campus in Iowa will be closing after the 2015-2016 academic year, following the implementation of the teach-out plan. For further information, refer to Note 3, “Restructuring and Impairment Charges.”
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This literature is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This standard can be adopted using one of two retrospective application methods. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defer the effective date of ASU 2014-09 by one year, to fiscal years beginning after December 15, 2017. The Company continues to evaluate the impacts, if any, the adoption of ASU 2014-09 and ASU 2015-14 will have on the Company's financial position or results of operations.
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
3. Restructuring and Impairment Charges
During the three and nine months ended September 30, 2015, the Company initiated various restructuring plans to better align its resources with its business strategy. The related restructuring charges are primarily comprised of i) charges related to the write off of certain fixed assets and assets abandoned, ii) student transfer agreement costs, iii) severance costs related to headcount reductions made in connection with restructuring plans and iv) estimated lease losses related to facilities vacated or consolidated under restructuring plans. These charges were recorded in the restructuring and impairment charges line item on the Company's condensed consolidated statements of income for the three and nine months ended September 30, 2015.
On July 7, 2015, the Company committed to the implementation of a plan to close Ashford University's campus in Clinton, Iowa (the “Clinton Campus”) following the 2015-2016 academic year, at the end of May 2016. The Ashford University Board of Trustees made the decision to close the Clinton Campus following an ongoing review of the University's strategic direction and as a result of the University's inability to meet campus enrollment requirements despite its best efforts to continue maintaining and operating the Clinton Campus. The closure of the Clinton Campus is intended to realign the Company's operations to focus on its core mission of leveraging technology to create innovative solutions that advance learning. As this closure of the Clinton Campus does not meet the criteria for discontinued operations under ASC 360, Property, Plant and Equipment, the results of operations are reported within continuing operations for all periods presented.
Primarily as a result of this planned campus closure, during the three and nine months ended September 30, 2015, the Company recognized asset impairment charges of $37.3 million and $38.6 million, respectively, relating to the write off of certain fixed assets.
With the planned closure of the Clinton Campus, ground-based students will be provided resources for future education based upon their agreement. The Company recorded restructuring charges relating to future cash expenditures for student transfer agreement costs of approximately $4.3 million during each of the three and nine months ended September 30, 2015. This estimate is based upon several assumptions that are subject to change, including student decisions regarding transfer.
The Company also implemented various reductions in force during fiscal 2015 to help better align personnel resources with the decline in enrollment. During the three and nine months ended September 30, 2015, the Company recognized $2.1

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

million and $2.9 million, respectively, as restructuring charges relating to severance costs for wages and benefits resulting from the reduction in force. The Company estimates that it will record an additional $2.5 million in future restructuring and asset impairment charges related to severance and retention charges for the closure of the Clinton Campus.
As part of its continued efforts to streamline operations, the Company vacated or consolidated properties in Denver and San Diego, and reassessed its obligations on non-cancelable leases. During the three and nine months ended September 30, 2015, the Company recorded $1.2 million and $13.5 million, respectively, as restructuring charges relating to lease exit and other costs.
These amounts were recorded in the restructuring and impairment charges line item on the Company's condensed consolidated statements of income for the three and nine months ended September 30, 2015. A summary of the charges are below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Asset impairment	$37,300	$—	$38,612	$—
Student transfer agreement costs	4,275	—	4,275	—
Severance costs	2,120	—	2,895	—
Lease exit and other costs	1,209	—	13,540	—
Total restructuring and impairment charges	$44,904	$—	$59,322	$—
4. Investments
The following tables summarize the fair value information of short-term and long-term investments as of September 30, 2015 and December 31, 2014, respectively (in thousands):

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,238	$—	$—	$1,238
Corporate notes and bonds	—	47,026	—	47,026
U.S. government and agency securities	—	20,002	—	20,002
Certificates of deposit	—	25,000	—	25,000
Total	$1,238	$92,028	$—	$93,266

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,071	$—	$—	$1,071
Corporate notes and bonds	—	62,550	—	62,550
U.S. government and agency securities	—	34,987	—	34,987
Certificates of deposit	—	25,000	—	25,000
Total	$1,071	$122,537	$—	$123,608
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The Company records the changes in unrealized gains and losses on its investments arising during the period in other comprehensive income. For the three months ended September 30, 2015 and 2014, the Company recorded net unrealized losses of $12,000 and $123,000, respectively, in other comprehensive income, which were net of tax expense of $5,000 and tax benefit of $26,000, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded net unrealized gains of $123,000 and net unrealized losses $195,000, respectively, in other comprehensive income, which were net of tax expense of $66,000 and tax benefit of $73,000, respectively.
During the nine months ended September 30, 2015, the Company reclassified $61,000 out of accumulated other comprehensive income, which was realized as a net loss on marketable securities in the consolidated statement of income for the period within other income, net. There was no such reclassification in the nine months ended September 30, 2014.
5. Accounts Receivable
Accounts receivable, net, consist of the following (in thousands):

	As of September 30, 2015	As of December 31, 2014
Accounts receivable	$57,328	$48,841
Less allowance for doubtful accounts	(26,535)	(27,567)
Accounts receivable, net	$30,793	$21,274
As of September 30, 2015 and December 31, 2014, there was an immaterial amount included within net accounts receivable with a payment due date of greater than one year.
The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts:
For the nine months ended September 30, 2015	$(27,567)	$24,249	$(25,281)	$(26,535)
For the nine months ended September 30, 2014	$(26,901)	21,957	(21,177)	$(27,681)

(1)	Deductions represent accounts written off, net of recoveries.
6. Student Loans Receivable
Student loans receivable, net, consist of the following (in thousands):

Short-term:	As of September 30, 2015	As of December 31, 2014
Student loans receivable (non-tuition related)	$455	$509
Student loans receivable (tuition related)	582	626
Current student loans receivable	1,037	1,135
Less allowance for doubtful accounts	(109)	(132)
Student loans receivable, net	$928	$1,003

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Long-term:	As of September 30, 2015	As of December 31, 2014
Student loans receivable (non-tuition related)	$3,402	$4,805
Student loans receivable (tuition related)	5,611	6,068
Non-current student loans receivable	9,013	10,873
Less allowance for doubtful accounts	(1,406)	(1,363)
Student loans receivable, net	$7,607	$9,510
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
Revenue recognized related to student loans was immaterial during each of the three and nine months ended September 30, 2015 and 2014, respectively. The following table presents the changes in the allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for student loans receivable (tuition related):
For the nine months ended September 30, 2015	$(1,495)	$20	$—	$(1,515)
For the nine months ended September 30, 2014	$(2,144)	4	981	$(1,167)

(1)	Deductions represent accounts written off, net of recoveries.
For the non-tuition related student loans receivable, the Company monitors the credit quality of the borrower using credit scores, aging history of the loan and delinquency trending. The loan reserve methodology is reviewed on a quarterly basis. Delinquency is the main factor in determining if a loan is impaired. If a loan were determined to be impaired, interest would no longer accrue. For the three and nine months ended September 30, 2015, $0.3 million and $1.2 million, respectively, of student loans were impaired. As of September 30, 2015, $5.6 million of student loans had been placed on non-accrual status.
As of September 30, 2015, the delinquency status of gross student loans receivable was as follows (in thousands):

120 days and less	$13,595
From 121 - 270 days	963
Greater than 270 days	3,616
Total gross student loans receivable	18,174
Less: Amounts reserved or impaired	(7,129)
Less: Discount on student loans receivable	(2,510)
Total student loans receivable, net	$8,535

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30, 2015	As of December 31, 2014
Prepaid expenses	$7,884	$8,500
Prepaid licenses	2,857	5,598
Prepaid income taxes	2,127	2,945
Prepaid insurance	1,939	1,508
Interest receivable	378	424
Insurance recoverable	17,646	3,040
Other current assets	746	803
Total prepaid expenses and other current assets	$33,577	$22,818
Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	As of September 30, 2015	As of December 31, 2014
Land	$—	$7,091
Buildings	—	29,540
Furniture and office equipment	63,322	81,030
Software	12,533	12,454
Leasehold improvements	11,155	21,096
Vehicles	22	147
Campus assets held and used	6,075	—
Total property and equipment	93,107	151,358
Less accumulated depreciation and amortization	(62,547)	(73,139)
Total property and equipment, net	$30,560	$78,219
On July 7, 2015, the Company committed to the implementation of a plan to close the Clinton Campus following the 2015-2016 academic year, at the end of May 2016. As a result, the Company recognized an impairment charge relating to the write off of certain fixed assets. For further details, see Note 3 “Restructuring and Impairment Charges.” The remaining assets of the Clinton Campus are valued at $6.1 million as of September 30, 2015, and are classified as held and used.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Goodwill and Intangibles, Net
Goodwill and intangibles, net, consist of the following (in thousands):

	September 30, 2015
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$19,931	$(12,914)	$7,017
Purchased intangible assets	15,850	(3,213)	12,637
Total definite-lived intangible assets	$35,781	$(16,127)	$19,654
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$22,221

	December 31, 2014
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$18,174	$(9,526)	$8,648
Purchased intangible assets	15,850	(2,290)	13,560
Total definite-lived intangible assets	$34,024	$(11,816)	$22,208
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$24,775
For the three months ended September 30, 2015 and September 30, 2014, amortization expense was $1.4 million and $1.5 million, respectively. For the nine months ended September 30, 2015 and September 30, 2014, amortization expense was $4.3 million and $4.2 million, respectively.
The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
2015	$1,347
2016	4,571
2017	3,052
2018	1,973
2019	1,311
Thereafter	7,400
Total future amortization expense	$19,654

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of September 30, 2015	As of December 31, 2014
Accrued salaries and wages	$7,620	$8,250
Accrued bonus	2,595	2,720
Accrued vacation	9,798	9,771
Accrued litigation and fees	720	542
Accrued expenses	16,977	16,623
Student transfer agreement costs	2,584	—
Rent liability	12,606	8,528
Accrued insurance liability	19,464	4,520
Accrued income taxes payable	—	449
Total accrued liabilities	$72,364	$51,403
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consist of the following (in thousands):

	As of September 30, 2015	As of December 31, 2014
Deferred revenue	$35,628	$26,445
Student deposits	53,986	81,603
Total deferred revenue and student deposits	$89,614	$108,048
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	As of September 30, 2015	As of December 31, 2014
Uncertain tax positions	$7,932	$7,586
Legal settlements	332	1,000
Student transfer agreement costs	1,692	—
Other long-term liabilities	1,946	1,066
Total other long-term liabilities	$11,902	$9,652
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Under the Revolving Credit Agreement and the documents executed in connection therewith (collectively, the “Facility Loan Documents”), the lenders also agreed to make loans to the Company and issue letters of credit on the Company's behalf, subject to specific terms and conditions. The Company had previously used the availability under the Facility to issue letters of credit, but subsequent to the expiration of the Facility, the Company collateralized the letters of credit with cash in the aggregate amount of $6.4 million, which is included as restricted cash as of September 30, 2015.
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
Surety Bond Facility
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. In May 2009, the Company entered into a surety bond facility with an insurance company to provide such bonds when required. As of September 30, 2015, the Company's total available surety bond facility was $12.0 million and the surety had issued bonds totaling $3.4 million on the Company's behalf under such facility.
9. Lease Obligations
Operating leases
The Company leases certain office facilities and office equipment under non-cancelable lease arrangements that expire at various dates through 2023. The office leases contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $33.0 million and $26.6 million for the nine-month periods ending September 30, 2015 and 2014, respectively.
In August 2015, the Company signed an agreement to terminate a portion of its office facilities lease in Denver, which was originally set to expire in March 2023.  See further information in Note 3, “Restructuring and Impairment Charges.” The following table summarizes the future minimum rental payments under non-cancelable operating lease arrangements in effect at September 30, 2015 (in thousands):

Year Ended December 31,
2015	$8,813
2016	36,019
2017	35,914
2018	31,285
2019	20,876
Thereafter	16,694
Total minimum payments	$149,601
10. Earnings (Loss) Per Share
Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$(62,746)	$6,291	$(63,767)	$14,916
Denominator:
Weighted average number of common shares outstanding	45,754	45,301	45,620	45,145
Effect of dilutive options and stock units	—	1,173	—	1,350
Diluted weighted average number of common shares outstanding	45,754	46,474	45,620	46,495
Earnings (loss) per share:
Basic earnings (loss) per share	$(1.37)	$0.14	$(1.40)	$0.33
Diluted earnings (loss) per share	$(1.37)	$0.14	$(1.40)	$0.32
For the periods indicated below, the computation of diluted common shares outstanding excludes stock options, RSUs and PSUs, as applicable, because their effect was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options	5,147	2,765	5,116	2,661
Stock units	691	—	673	—
11. Stock-Based Compensation
The Company recorded $1.7 million and $2.8 million of stock-based compensation expense for the three months ended September 30, 2015 and 2014, respectively, and $7.3 million and $7.9 million of stock-based compensation expense for the nine months ended September 30, 2015 and 2014, respectively.
The related income tax benefit was $0.6 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively, and $2.7 million and $3.0 million for the nine months ended September 30, 2015 and 2014, respectively.
The Company granted 28,060 RSUs during the three months ended September 30, 2015 at a grant date fair value of $8.08. During the three months ended September 30, 2015, there were 10,320 RSUs which vested.
The Company did not grant any PSUs, and no PSUs vested during the three months ended September 30, 2015. The Company did not grant any options to purchase shares of common stock during the three months ended September 30, 2015. During the three months ended September 30, 2015, options to purchase 57,756 shares of common stock were exercised.
As of September 30, 2015, there was unrecognized compensation cost of $17.3 million related to the combined unvested stock options, RSUs and PSUs.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

12. Income Taxes
Each reporting period, the Company estimates the likelihood that it will be able to recover its deferred tax assets, which represent timing differences in the recognition of certain tax deductions for accounting and tax purposes. The realization of deferred tax assets is dependent, in part, upon future taxable income. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence, including past operating results, estimates of future taxable income given current business conditions affecting the Company, and the feasibility of ongoing tax planning strategies.
Through the end of the second quarter of 2015, the Company forecasted three years of cumulative income through 2015 and did not expect any significant changes in 2016 that would cause the three year cumulative income to move to a loss. Based on the history of cumulative income and no significant changes in 2016, the Company believed that it would have sufficient taxable income in future years to realize its net deferred tax assets.
In the third quarter of 2015, there were several pieces of negative evidence that have contributed to the Company’s conclusion that a valuation allowance is appropriate against all deferred tax assets that rely upon future taxable income for their realization. This new negative evidence includes i) a third quarter significant pre-tax loss, ii) projections that show the company will be in a 3-year cumulative loss position by 2016, and iii) continued difficult business and regulatory environment for for-profit education institutions. After weighing all positive and negative evidence, the Company has concluded it will not rely upon future taxable income to support realizability of deferred tax assets and, therefore, has recorded a valuation allowance against the assets in the third quarter.
The Company’s estimated annual effective income tax rate that was applied to normal, recurring operations for the nine months ended September 30, 2015 was (10.3)% and included $21.2 million of valuation allowance recorded through the effective income tax rate. The Company’s actual effective income tax rate was (83.8)% for the nine months ended September 30, 2015 and included $24.9 million of valuation allowance recorded as a discrete item in the current quarter. In addition to the valuation allowance, the Company’s estimated annual effective income tax rate differed from the Company’s estimated annual effective income tax rate due to increases in reserves for unrecognized tax benefits and related accrued interest in the current year. The following is a summary of the components of the valuation allowance recorded in the current quarter (in thousands):

Net deferred tax assets at December 31, 2014	$41.5
2014 return to provision adjustments	(0.1)
Gross up for indefinite-lived intangible deferred tax liability	0.7
Net deferred tax assets at December 31, 2014, as adjusted	$42.1
Temporary differences at December 31, 2014 that reverse in 2015 and reduce taxes paid	(17.2)
Valuation allowance recorded in third quarter of 2015 for future amortization expense	$24.9

Temporary differences originating in 2015 expense	$38.1
Anticipated reversals of temporary differences that can carryback for tax refunds	(16.9)
Valuation allowance recorded in the third quarter of 2015 through effective tax rate	$21.2

Total valuation allowance recorded in the third quarter of 2015	$46.1
The Company intends to maintain a valuation allowance against its deferred tax assets until sufficient positive evidence exists to support its reversal.
At September 30, 2015 and December 31, 2014, the Company had $20.6 million and $20.9 million, respectively, of gross unrecognized tax benefits, of which $13.4 million and $13.6 million, respectively, would impact the effective income tax rate if recognized.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The tax years 2002 through 2014 are open to examination by major taxing jurisdictions to which the Company is subject. The California Franchise Tax Board is auditing the Company’s 2008 through 2012 California income tax returns. The Company is also subject to various other state audits. With respect to all audits, the Company does not expect any significant adjustments to amounts already reserved.
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
The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of September 30, 2015 and December 31, 2014 was $2.1 million and $1.9 million, respectively.
13. Regulatory
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
Department of Education Program Review of Ashford University
In July 2014, the Company and Ashford University received notification from the Department that it intended to conduct an ordinary course program review of Ashford University’s administration of federal student financial aid (Title IV) programs in which the university participates. The review, which commenced on August 25, 2014 and is currently ongoing, covers federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”), the Drug-Free Schools and Communities Act and related regulations.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Licensure by California BPPE
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. Effective July 2011, the Department established new requirements to determine if an institution is considered to be legally authorized by a state. In connection with its transition to WSCUC accreditation, Ashford University designated its San Diego, California facilities as its main campus for Title IV purposes and submitted an Application for Approval to Operate an Accredited Institution to the State of California, Department of Consumer Affairs, Bureau for Private Postsecondary Education (“BPPE”) on September 10, 2013.
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
Negotiated Rulemaking and Other Executive Action
The Department held Program Integrity and Improvement negotiated rulemaking sessions in February through May 2014 that focused on topics including, but not limited to, cash management of Title IV program funds, state authorization for programs offering distance or correspondence education, credit and clock hour conversions, the retaking of coursework, and the definition of “adverse credit” for PLUS loan borrowers. No consensus resulted from the rulemaking sessions. As a result, the Department had discretion to propose Program Integrity regulations in these areas. In August 2014, the Department published a Notice of Proposed Rulemaking proposing new regulations regarding the federal Direct PLUS loan program. The final regulations, effective July 1, 2015, update the standard for determining if a potential parent or student borrower has an adverse credit history for purposes of eligibility for a PLUS loan. Specifically, the regulations revise the definition of “adverse credit history” and require that parents and students who have an adverse credit history, but who are approved for a PLUS loan on the basis of extenuating circumstances or who obtain an endorser for the PLUS loan, must receive loan counseling before receiving the loan.
Three negotiated rulemaking sessions between January and March of 2014 resulted in draft regulations to enact changes to the Clery Act required by the enactment of the Violence Against Women Act (“VAWA”). The Department published final regulations in the Federal Register on October 20, 2014, effective July 1, 2015. Among other things, VAWA requires institutions to compile statistics for additional incidents to those currently required by the Clery Act and include certain policies, procedures and programs pertaining to these incidents in annual security reports.
On September 3, 2014, the Department published a notice in the Federal Register to announce its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the William D. Ford “Federal Direct Loan Program” authorized by the Higher Education Act. Two public hearings were held in October and November 2014. On December 19, 2014, the Department published a notice to announce its intention to establish the committee to (i) prepare proposed regulations to establish a new Pay as You Earn repayment plan for those not covered by the existing Federal Direct Loan Program and (ii) establish procedures for Federal Family Education Loan Program (“FFEL Program”) loan holders to use to identify U.S. military services members who may be eligible for a lower interest rate on their FFEL Program loans. The committee met in February, March and April of 2015. On July 9, 2015, the Department published a Notice of Proposed Rulemaking proposing to amend the regulations governing the Federal Direct Loan Program to create a new income-contingent repayment plan in accordance with President Obama's initiative to allow more Federal Direct Loan Program borrowers to cap their loan payments at 10% of their monthly income.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
On August 20, 2015, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the Federal Student Aid programs authorized under Title IV of the Higher Education Act. The committee will include representatives of organizations or groups with interests that are significantly affected by the subject matter of the proposed regulations. The Department also announced public hearings at which interested parties may comment on the topics suggested by the Department and may suggest additional topics that should be considered for action by the negotiating committee. In addition, the Department announced that it will accept written comments on the topics suggested by the Department and suggestions for additional issues that should be considered for action by the negotiating committee. As part of this process, the Department intends to convene a committee to develop proposed regulations for determining which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a loan made under the Federal Direct Loan Program (“borrower defenses”) and the consequences of such borrower defenses for borrowers, institutions, and the Secretary. Specifically, the Department intends to address: (1) the procedures to be used for a borrower to establish a defense to repayment; (2) the criteria that the Department will use to identify acts or omissions of an institution that constitute defenses to repayment of Federal Direct Loans to the Secretary; (3) the standards and procedures that the Department will use to determine the liability of the institution participating in the Federal Direct Loan Program for amounts based on borrower defenses; and (4) the effect of borrower defenses on institutional capability assessments.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

14. Commitments and Contingencies
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
Iowa Attorney General Civil Investigation of Ashford University
In February 2011, Ashford University received from the Attorney General of the State of Iowa (the “Iowa Attorney General”) a Civil Investigative Demand and Notice of Intent to Proceed (the “CID”) relating to the Iowa Attorney General’s investigation of whether certain of the university's business practices comply with Iowa consumer laws. Pursuant to the CID, the Iowa Attorney General requested documents and detailed information for the time period January 1, 2008 to present. On numerous occasions, representatives from the Company and Ashford University met with the Iowa Attorney General to discuss the status of the investigation and the Iowa Attorney General’s allegations against the Company that had been communicated to the Company in June 2013. As a result of these meetings, on May 15, 2014, the Iowa Attorney General, the Company and Ashford University entered into an Assurance of Voluntary Compliance (the “AVC”) in full resolution of the CID and the Iowa Attorney General’s allegations. The AVC, in which the Company and Ashford University do not admit any liability, contains several components including injunctive relief, nonmonetary remedies and a payment to the Iowa Attorney General to be used for restitution to Iowa consumers, costs and fees. The AVC also provides for the appointment of a settlement administrator for a period of three years to review the Company’s and Ashford University’s compliance with the terms of the AVC. The Company had originally accrued $9.0 million back in 2013 related to this matter, which represented its best estimate of the total restitution, cost of non-monetary remedies and future legal costs. The remaining accrual of $1.1 million as of September 30, 2015 is split between both current and long-term liabilities.

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
California Attorney General Investigation of For-Profit Educational Institutions
In January 2013, the Company received from the Attorney General of the State of California (the “CA Attorney General”) an Investigative Subpoena relating to the CA Attorney General’s investigation of for-profit educational institutions. Pursuant to the Investigative Subpoena, the CA Attorney General has requested documents and detailed information for the time period March 1, 2009 to present. On July 24, 2013, the CA Attorney General filed a petition to enforce certain categories of the Investigative Subpoena related to recorded calls and electronic marketing data. On September 25, 2013, the Company reached an agreement with the CA Attorney General to produce certain categories of the documents requested in the petition and stipulated to continue the hearing on the petition to enforce from October 3, 2013 to January 9, 2014. On January 13, 2014 and June 19, 2014, the Company received additional Investigative Subpoenas from the CA Attorney General each requesting additional documents and information for the time period March 1, 2009 through the current date. Representatives from the Company have met with the CA Attorney General’s office on several occasions to discuss the status of the investigation, additional information requests, and specific concerns related to possible unfair business practices in connection with the Company’s recruitment of students and debt collection practices. The Company cannot predict the eventual scope, duration or outcome of the investigation at this time. As a result, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Consumer Financial Protection Bureau Subpoena of Bridgepoint Education, Inc. and Ashford University
On August 10, 2015, the Company and Ashford University received from the Consumer Financial Protection Bureau (the “CFPB”) Civil Investigative Demands related to the CFPB's investigation to determine whether for-profit post-secondary-education companies or other unnamed persons have engaged in or are engaging in unlawful acts or practices related to the advertising, marketing or origination of private student loans. The Company and Ashford University have provided documents, testimony and other information to the CFPB, and cannot predict the eventual scope, duration or outcome of the investigation at this time. As a result, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.
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
Following the conclusion of discovery, in September 2015, we entered into an agreement in principle with the plaintiffs to settle the litigation for $15.5 million, which we believe will be funded by our insurance carriers. The settlement agreement is subject to final approval by the Court, which we expect to occur during fiscal year 2016.
Zamir v. Bridgepoint Education, Inc., et al.
On February 24, 2015, a securities class action complaint was filed in the U.S. District Court for the Southern District of California by Nelda Zamir naming the Company, Andrew Clark and Daniel Devine as defendants. The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts regarding the Company's business, operations and prospects, specifically regarding the Company’s improper application of revenue recognition methodology to assess collectability of funds owed by students. The complaint asserts a putative class period stemming from August 7, 2012 to May 30, 2014 and seeks unspecified monetary relief, interest and attorneys' fees. On July 15, 2015, the Court granted plaintiff's motion for appointment as lead plaintiff and for appointment of lead counsel.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On September 18, 2015, the plaintiff filed a substantially similar amended complaint that asserts a putative class period stemming from March 12, 2013 to May 30, 2014. The amended complaint also names Patrick Hackett, Adarsh Sarma, Warburg Pincus & Co., Warburg Pincus LLC, Warburg Pincus Partners LLC, and Warburg Pincus Private Equity VIII, L.P. as additional defendants. The Company intends to vigorously defend against this action and anticipates filing a motion to dismiss in November 2015. However, the outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. Based on information available to the Company at present, it cannot reasonably estimate a range of loss for this action. Accordingly, the Company has not accrued any liability associated with this action.
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
On October 13, 2015, the parties entered into an agreement to settle the case for an immaterial amount and have filed a stipulation with the Court to dismiss the case with prejudice.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
In March 2015, the Company filed a motion to dismiss the case pursuant to the public disclosure bar, which was granted without leave to amend by the Court on August 17, 2015. The relators filed a notice of appeal on September 15, 2015 and the case is currently under appeal with the United States Court of Appeals for the Ninth Circuit. The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. Based on information available to the Company at present, it cannot reasonably estimate a range of loss for this action. Accordingly, the Company has not accrued any liability associated with this action.
Cavazos v. Ashford University
On June 22, 2015, Diamond Cavazos filed a purported class action against Ashford University in the Superior Court of the State of California in San Diego. The complaint is captioned Diamond Cavazos v. Ashford University, LLC and generally alleges various wage and hour claims under California law for failure to pay overtime, failure to pay minimum wages and failure to provide rest and meal breaks. The lawsuit seeks back pay, the cost of benefits, penalties and interest on behalf of the putative class members, as well as other equitable relief and attorneys' fees. Before responding to the complaint, the parties entered into an agreement to settle the case for an immaterial amount and have filed a stipulation with the Court to dismiss the case with prejudice.
Coleman et al. v. Ashford University
On June 4, 2015, Brandy Coleman and a group of seven other former employees filed a purported class action against Ashford University in the Superior Court of the State of California in San Diego. The complaint is captioned Brandy Coleman v. Ashford University, LLC and generally alleges violations of the California WARN Act for back pay and benefits associated with the termination of the plaintiffs' employment in May 2015. The lawsuit seeks unpaid wages, penalties and interest on behalf of the putative class members, as well as other equitable relief and attorneys' fees. Before responding to the complaint, the parties entered into an agreement to settle the case for an immaterial amount and have filed a stipulation with the Court to dismiss the case with prejudice.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following Management's Discussions and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report. For additional information regarding our financial condition and results of operations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2015 (the “Form 10-K”), as well as our consolidated financial statements and related notes thereto included in Part II, Item 8 of the Form 10-K.
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

•	expectations regarding financial position, results of operations, liquidity and enrollment trends at our institutions;

•	projections, predictions, expectations, estimates or forecasts as to our business, financial and operating results and future economic performance;

•	expectations regarding the closure of Ashford University's campus in Clinton, Iowa (the “Clinton Campus”) after the 2015-2016 academic year;

•	new initiatives focused on student success and academic quality;

•	changes in our student fee structure;

•	expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations;

•	expectations regarding investment in online and other advertising and capital expenditures;

•	our anticipated seasonal fluctuations in results of operations;

•	management's goals and objectives; and

•	other similar matters that are not historical facts.
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
As of September 30, 2015, our institutions offered approximately 1,680 courses, 80 degree programs and 150 specializations. We are also focused on developing innovative new technologies to improve the way students learn, such as Constellation®, our proprietary learning platform, and the mobile learning applications offered by our institutions.
Key operating data
In evaluating our operating performance, our management focuses in large part on our revenue, operating income (loss) and period-end enrollment at our academic institutions, both online and campus-based. The following table, which should be read in conjunction with our condensed consolidated financial statements contained elsewhere in this report, presents our key operating data for the three and nine months ended September 30, 2015 and 2014 (in thousands, except for enrollment data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated Statement of Income Data:
Revenue	$140,762	$162,654	$430,337	$491,446
Operating income (loss)	$(34,479)	$10,581	$(36,191)	$25,137

Consolidated Other Data:
Period-end enrollment (1)
Online	49,449	58,725	49,449	58,725
Campus	533	827	533	827
Total	49,982	59,552	49,982	59,552

(1)
We define period-end enrollment as the number of active students on the last day of the financial reporting period. A student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided a notice of withdrawal.

Key enrollment trends
Enrollment at our combined academic institutions decreased 16.1% as compared to the same period last year, from 59,552 students at September 30, 2014 to 49,982 students at September 30, 2015. Enrollment also decreased 10.5% since the end of the preceding fiscal year, from 55,823 students at December 31, 2014 to 49,982 students at September 30, 2015.

In recent years, we have experienced a general decline in overall student enrollment, revenue and operating income. We believe the decline is a result of a general weakening in the overall industry due to regulatory scrutiny, as well as the initiatives our institutions have put in place to help ensure student preparedness, raise academic quality and improve student outcomes.
One area in which we are experiencing positive enrollment trends is within our corporate partnership program. This program provides companies with the opportunity to allow their employees to pursue and complete a college degree without incurring any student debt. While this program is still relatively small compared to our total enrollment, it continues to expand.
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
Restructuring and impairment charges
During the three and nine months ended September 30, 2015, we initiated various restructuring plans to better align our resources with our business strategy. The related restructuring charges are primarily comprised of i) charges related to the write off of certain fixed assets and assets abandoned, ii) student transfer agreement costs, iii) severance costs related to headcount reductions made in connection with restructuring plans and iv) estimated lease losses related to facilities vacated or consolidated under restructuring plans. These charges were recorded in the restructuring and impairment charges line item on our condensed consolidated statements of income for the three and nine months ended September 30, 2015.
On July 7, 2015, we committed to the implementation of a plan to close Ashford University's campus in Clinton, Iowa (the “Clinton Campus”) following the 2015-2016 academic year, at the end of May 2016. The Ashford University Board of Trustees made the decision to close the Clinton Campus following an ongoing review of the University's strategic direction and as a result of the University's inability to meet campus enrollment requirements despite its best efforts to continue maintaining and operating the Clinton Campus. The closure of the Clinton Campus is intended to realign our operations to focus on our core mission of leveraging technology to create innovative solutions that advance learning. As this closure of the Clinton Campus does not meet the criteria for discontinued operations under ASC 360, Property, Plant and Equipment, the results of operations are reported within continuing operations for all periods presented.
Primarily as a result of this planned campus closure, during the three and nine months ended September 30, 2015, we recognized asset impairment charges of $37.3 million and $38.6 million, respectively, relating to the write off of certain fixed assets.
With the planned closure of the Clinton Campus, ground-based students will be provided resources for future education based upon their agreement. We recorded restructuring charges relating to future cash expenditures for student transfer agreement costs of approximately $4.3 million during each of the three and nine months ended September 30, 2015. This estimate is based upon several assumptions that are subject to change, including student decisions regarding transfer.
We also implemented various reductions in force during fiscal 2015 to help better align personnel resources with the decline in enrollment. During the three and nine months ended September 30, 2015, we recognized $2.1 million and $2.9 million, respectively, as restructuring charges relating to severance costs for wages and benefits resulting from the reduction in force. We estimate recording an additional $2.5 million in future restructuring and asset impairment charges related to severance and retention charges for the closure of the Clinton Campus.
As part of the continued efforts to streamline operations, we vacated or consolidated properties in Denver and San Diego, and reassessed our obligations on non-cancelable leases. During the three and nine months ended September 30, 2015, we recorded $1.2 million and $13.5 million, respectively, as restructuring charges relating to lease exit and other costs.

Valuation allowance
Each reporting period, we estimate the likelihood that we will be able to recover our deferred tax assets, which represent timing differences in the recognition of certain tax deductions for accounting and tax purposes. The realization of deferred tax assets is dependent upon future taxable income. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income given current business conditions affecting us, and the feasibility of ongoing tax planning strategies.
Through the end of the second quarter of 2015, we forecasted three years of cumulative income through 2015 and did not expect any significant changes in 2016 that would cause the three years of cumulative income to move to a loss. Based on the history of cumulative income and no significant changes in 2016, we believed that we would have sufficient taxable income in future years to realize its net deferred tax assets.
In the third quarter of 2015, there were several pieces of negative evidence that have contributed to our conclusion that a valuation allowance is appropriate against all deferred tax assets that rely upon future taxable income for their realization. This new negative evidence includes i) a third quarter significant pre-tax loss, ii) projections that show the company will be in a 3-year cumulative loss position by 2016, and iii) continued difficult business and regulatory environment for for-profit education institutions. After weighing all positive and negative evidence, we concluded that we will not rely upon future taxable income to support realizability of deferred tax assets and, therefore, have recorded a valuation allowance against the assets in the third quarter.
Our estimated annual effective income tax rate that was applied to normal, recurring operations for the nine months ended September 30, 2015 was (10.3)% and included $21.2 million of valuation allowance recorded through the effective income tax rate. Our actual effective income tax rate was (83.8)% for the nine months ended September 30, 2015 and included $24.9 million of valuation allowance recorded as a discrete item in the current quarter. In addition to the valuation allowance, our estimated annual effective income tax rate differed from our estimated annual effective income tax rate due to increases in reserves for unrecognized tax benefits and related accrued interest in the current year.
We intend to maintain a valuation allowance against our deferred tax assets until sufficient positive evidence exists to support its reversal.
Liquidity and capital resources and anticipated capital expenditures
We have financed our operating activities and capital expenditures during 2015 and 2014 primarily through cash on hand and cash provided by operating activities. At September 30, 2015, we had cash, cash equivalents, restricted cash and investments totaling $360.5 million and no long-term debt. For the year ending December 31, 2015, we expect capital expenditures to be approximately $5.0 million. Based on our current level of operations, we believe that our cash flows from operating activities and our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. However, there can be no assurance that changes will not occur that would consume our available capital resources before that time. Our capital requirements depend on numerous factors, including our ability to continue to generate revenue. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all.

Recent Regulatory Developments
Negotiated Rulemaking and Other Executive Action
The U.S. Department of Education (the “Department”) held Program Integrity and Improvement negotiated rulemaking sessions in February through May 2014 that focused on topics including, but not limited to, cash management of Title IV program funds, state authorization for programs offering distance or correspondence education, credit and clock hour conversions, the retaking of coursework, and the definition of “adverse credit” for PLUS borrowers. No consensus resulted from the rulemaking sessions. As a result, the Department had discretion to propose Program Integrity regulations in these areas. In August 2014, the Department published a Notice of Proposed Rulemaking proposing new regulations regarding the federal Direct PLUS loan program. The final regulations, effective July 1, 2015, update the standards for determining if a potential parent or student borrower has an adverse credit history for purposes of eligibility for a PLUS loan. Specifically, the regulations revise the definition of “adverse credit history” and require that parents and students who have an adverse credit history, but who are approved for a PLUS loan on the basis of extenuating circumstances or who obtain an endorser for the PLUS loan, must receive loan counseling before receiving the loan.
Three negotiated rulemaking sessions between January and March of 2014 resulted in draft regulations to enact changes to the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”) required by the enactment of the Violence Against Women Act (“VAWA”). The Department published final regulations in the Federal Register on October 20, 2014, effective July 1, 2015. Among other things, VAWA requires institutions to compile statistics for additional incidents to those currently required by the Clery Act and include certain policies, procedures and programs pertaining to these incidents in annual security reports.
On September 3, 2014, the Department published a notice in the Federal Register to announce its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the William D. Ford “Federal Direct Loan Program” authorized by the Higher Education Act. Two public hearings were held in October and November 2014. On December 19, 2014, the Department published a notice to announce its intention to establish the committee to (i) prepare proposed regulations to establish a new Pay as Your Earn repayment plan for those not covered by the existing Federal Direct Loan Program and (ii) establish procedures for Federal Family Education Loan Program (“FFEL Program”) loan holders to use to identify U.S. military service members who may be eligible for a lower interest rate on their FFEL Program loans. The committee met in February, March and April of 2015. On July 9, 2015, the Department published a Notice of Proposed Rulemaking proposing to amend the regulations governing the Federal Direct Loan Program to create a new income-contingent repayment plan in accordance with President Obama's initiative to allow more Federal Direct Loan Program borrowers to cap their loan payments at 10% of their monthly income.
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
On August 20, 2015, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the Federal Student Aid programs authorized under Title IV of the Higher Education Act of 1965, as amended (HEA). The committee will include representatives of organizations or groups with interests that are significantly affected by the subject matter of the proposed regulations. The Department also announced two public hearings at which interested parties may comment on the topics suggested by the Department and may suggest additional topics that should be considered for action by the negotiating committee. In addition, the Department announced that it will accept written comments on the topics suggested by the Department and suggestions for additional issues that should be considered for action by the negotiating committee. As part of this process, the Department intends to convene a committee to develop proposed regulations for determining which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a loan made under the Federal Direct Loan Program (“borrower defenses”) and the consequences of such borrower defenses for borrowers, institutions, and the Secretary. Specifically, the Department intends to address: (1) the procedures to be used for a borrower to establish a defense to repayment; (2) the criteria that the Department will use to identify acts or omissions of an institution that constitute defenses to repayment of Federal Direct Loans to the Secretary; (3) the standards and procedures that the Department will use to determine the liability of the institution participating in the Federal Direct Loan Program for amounts based on borrower defenses; and (4) the effect of borrower defenses on institutional capability assessments.
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
The regulations contemplate a transition period in the first several years to afford institutions the opportunity to make changes to their programs and retain Title IV eligibility. Because definitive information necessary to determine how our programs will fare under the accountability measures is not available at this time, we are unable to reliably predict the impact of the new Gainful Employment regulations. However, we are currently using available data to evaluate which programs are at risk of failing under the new requirements.
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
The three-year cohort default rates for Ashford University for the 2012, 2011 and 2010 federal fiscal years, were 15.3%, 15.3% and 16.3%, respectively. The three-year cohort default rates for University of the Rockies for the 2012, 2011 and 2010 federal fiscal years, were 4.3%, 6.6% and 8.0%, respectively.
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
Critical Accounting Policies and Use of Estimates
The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of the Form 10-K. There were no material changes to these critical accounting policies and estimates during the nine months ended September 30, 2015.
The Iran Threat Reduction and Syria Human Rights Act of 2012
During the nine months ended September 30, 2015, Santander Asset Management Investment Holdings Limited (“SAMIH”) engaged in certain activities that are subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. These activities are disclosed in Exhibit 99.1 to this quarterly report. Affiliates of Warburg Pincus, LLC (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of and have the right to designate members of the board of directors of SAMIH. We will be required to separately file with the SEC, concurrently with this quarterly report, a notice that such activities have been disclosed in this quarterly report, which notice must also contain the information required by Section 13(r) of the Exchange Act.

Results of Operations
The following table sets forth our condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	49.2	49.0	50.1	48.8
Admissions advisory and marketing	34.0	34.9	34.5	36.2
General and administrative	9.5	9.6	10.0	9.9
Restructuring and impairment charges	31.9	—	13.8	—
Total costs and expenses	124.6	93.5	108.4	94.9
Operating income (loss)	(24.6)	6.5	(8.4)	5.1
Other income, net	0.3	0.7	0.3	0.4
Income (loss) before income taxes	(24.3)	7.2	(8.1)	5.5
Income tax expense	20.4	3.3	6.8	2.5
Net income (loss)	(44.7)%	3.9%	(14.9)%	3.0%
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Revenue.  Our revenue for the three months ended September 30, 2015 was $140.8 million, representing a decrease of $21.9 million, or 13.5%, as compared to revenue of $162.7 million for the three months ended September 30, 2014. The decrease between periods was primarily due to the 16.1% decrease in ending student enrollment at our academic institutions, from 59,552 students at September 30, 2014 to 49,982 students at September 30, 2015. The average weekly enrollment during the three months ended September 30, 2015 decreased to 49,835 students from 59,676 students during the three months ended September 30, 2014, or by 16.5%, which resulted in a decrease in tuition revenue of approximately $21.6 million. The decrease in revenue between periods was also due to a $1.0 million decrease in revenue generated from Constellation. The decrease in revenue was partially offset by a tuition increase of approximately 2.3%, effective April 1, 2015, which resulted in an increase in revenue of $3.5 million.
Instructional costs and services.  Our instructional costs and services for the three months ended September 30, 2015 were $69.2 million, representing a decrease of $10.5 million, or 13.2%, as compared to instructional costs and services of $79.7 million for the three months ended September 30, 2014. Specific decreases between periods include direct compensation of $3.9 million (in the areas of academic management, financial aid support and student services), facilities costs of $3.0 million, information technology costs of $1.5 million, instructor fees of $0.9 million, and financial aid processing fees of $0.4 million. Instructional costs and services increased as a percentage of revenue to 49.2% for the three months ended September 30, 2015, as compared to 49.0% for the three months ended September 30, 2014. The increase of 0.2% as a percentage of revenue included increases in corporate support services of 0.8% and bad debt expense of 0.7%, offset by a decrease of 1.4% in facilities. As a percentage of revenue, bad debt expense was 6.3% for the three months ended September 30, 2015, compared to 5.6% for three months ended September 30, 2014. We are focused on enhancing our processes and procedures around bad debt and our accounts receivable, including efficiencies in financial aid processing in order to reduce processing time, improved collection efforts on accounts receivable, and improved counseling to students about the financial aid process and related eligibility and amounts due from the student.
Admissions advisory and marketing.  Our admissions advisory and marketing expenses for the three months ended September 30, 2015 were $47.8 million, representing a decrease of $9.0 million, or 15.8%, as compared to admissions advisory and marketing expenses of $56.8 million for the three months ended September 30, 2014. Specific factors contributing to the overall decrease between periods were decreases in professional services relating to branding of $4.7 million, selling compensation of $1.9 million, advertising of $1.5 million, and facilities costs of $1.5 million. These decreases were partially offset by increases in support services of $0.6 million. As a percentage of revenue, our admissions advisory and marketing expenses decreased to 34.0% for the three months ended September 30, 2015 as compared to 34.9% for the three months ended September 30, 2014. The decrease of 0.9% as a percentage of revenue was primarily due to the decreases in professional services relating to branding of 2.8%, partially offset by increases in selling compensation of 1.1%, and direct advertising costs of 0.7%.
General and administrative.  Our general and administrative expenses for the three months ended September 30, 2015 were $13.3 million, as compared to general and administrative expenses of $15.6 million for the three months ended September 30, 2014, representing a decrease of $2.2 million, or 14.4%. The decrease between periods was primarily due to decreases in depreciation of $1.1 million and administrative compensation of $1.0 million. Our general and administrative expenses decreased as a percentage of revenue to 9.5% for the three months ended September 30, 2015, as compared to 9.6% for the three months ended September 30, 2014. The decrease of 0.1% as a percentage of revenue was primarily due to a decrease in support services of 0.9%, partially offset by an increase in professional services of 0.6%.
Restructuring and impairment charges.  Our restructuring and impairment charges for the three months ended September 30, 2015 were $44.9 million, and are comprised of $37.3 million for campus asset write offs, $4.3 million for student transfer agreement costs, $1.2 million of lease exit costs for properties in Denver, and $2.1 million relating to severance costs for wages and benefits resulting from a reduction in force to help better align personnel resources with the decline in enrollment. There were no such charges for the three months ended September 30, 2014.
Other income, net.  Other income, net, was $0.5 million for the three months ended September 30, 2015 and $1.1 million for the three months ended September 30, 2014. The fluctuations in this account are primarily a result of changes in interest income due to the levels of average cash and cash equivalents and investment balances.
Income tax expense.  We recognized income tax expense for the three months ended September 30, 2015 of $28.7 million and for the three months September 30, 2014 of $5.4 million at effective tax rates of (84.5)% and 46.1%, respectively. The increase in income tax expense is due primarily to the valuation allowance established against our deferred tax assets during the three months ended September 30, 2015.
Net income (loss).  Net loss was $62.7 million for the three months ended September 30, 2015 compared to net income of $6.3 million for the three months ended September 30, 2014, a decrease of $69.0 million as a result of the factors discussed above.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Revenue.    Our revenue for the nine months ended September 30, 2015 was $430.3 million, representing a decrease of $61.1 million, or 12.4%, as compared to revenue of $491.4 million for the nine months ended September 30, 2014. The decrease between periods was primarily due to the 16.1% decrease in ending student enrollment at our academic institutions, from 59,552 students at September 30, 2014 to 49,982 students at September 30, 2015. The average weekly enrollment during the nine months ended September 30, 2015 decreased to 53,030 from 62,211 during the nine months ended September 30, 2014, or by 14.8%, which resulted in a decrease in tuition revenue of approximately $61.9 million. The decrease in revenue was partially offset by a tuition increase of approximately 2.3%, effective April 1, 2015, which resulted in an increase in revenue of $8.9 million. In addition, technology fee revenue increased $1.5 million for the nine months ended September 30, 2015.
Instructional costs and services.    Our instructional costs and services for the nine months ended September 30, 2015 were $215.7 million, representing a decrease of $23.9 million, or 10.0%, as compared to instructional costs and services of $239.6 million for the nine months ended September 30, 2014. Specific decreases between periods include direct compensation of $11.5 million (in the areas of academic management, financial aid support and student services), facilities costs of $5.9 million, instructor fees of $3.4 million, information technology costs of $2.3 million, license fees of $1.0 million and support services of $0.8 million, partially offset by an increase in bad debt of $2.3 million. Instructional costs and services increased as a percentage of revenue to 50.1% for the nine months ended September 30, 2015, as compared to 48.8% for the nine months ended September 30, 2014. The increase of 1.3% as a percentage of revenue included increases in bad debt expense of 1.2% and corporate support services of 0.8%, partially offset by a decrease in facilities costs of 0.7%. As a percentage of revenue, bad debt expense was 5.6% for the nine months ended September 30, 2015, compared to 4.5% for nine months ended September 30, 2014. We are focused on enhancing our processes and procedures around bad debt and our accounts receivable, including improvements and efficiencies in financial aid processing in order to reduce the processing timeline, improved collection efforts on accounts receivable, and improved counseling to students about the financial aid process and related eligibility and amounts due from the student.
Admissions advisory and marketing.    Our admissions advisory and marketing expenses for the nine months ended September 30, 2015 were $148.6 million, representing a decrease of $29.5 million, or 16.5%, as compared to admissions advisory and marketing expenses of $178.1 million for the nine months ended September 30, 2014. Specific factors contributing to the overall decrease between periods were decreases in professional services relating to branding of $20.3 million, selling compensation of $7.5 million and facilities costs of $3.2 million, partially offset by increases in support services of $1.1 million and advertising costs of $0.5 million. As a percentage of revenue, our admissions advisory and marketing expenses decreased to 34.5% for the nine months ended September 30, 2015 as compared to 36.2% for the nine months ended September 30, 2014. The decrease of 1.7% as a percentage of revenue was primarily due to a decrease in professional services relating to branding of 4.1%, partially offset by increases in advertising costs of 1.6% and selling compensation of 0.6%.
General and administrative.    Our general and administrative expenses for the nine months ended September 30, 2015 were $42.9 million, representing a decrease of $5.7 million, or 11.7%, as compared to general and administrative expenses of $48.6 million for the nine months ended September 30, 2014. The decrease between periods was primarily due to a decrease in administrative compensation of $3.8 million and depreciation of $2.6 million, partially offset by an increase in professional fees of $0.6 million. Our general and administrative expenses increased as a percentage of revenue to 10.0% for the nine months ended September 30, 2015, compared to 9.9% for the nine months ended September 30, 2014. The increase of 0.1% as a percentage of revenue included an increase in other administrative costs of 0.7% and professional services of 0.4%, offset by a decrease in support services costs of 0.7% and depreciation of 0.2%.
Restructuring and impairment charges.  Our restructuring and impairment charges for the nine months ended September 30, 2015 were $59.3 million, and are comprised of $38.6 million for asset write offs, $4.3 million for student transfer agreement costs, $13.5 million of lease exit costs for properties in San Diego and Denver, and $2.9 million relating to severance costs for wages and benefits resulting from a reduction in force to help better align personnel resources with the decline in enrollment. There were no such charges for the nine months ended September 30, 2014.
Other income, net.    Other income, net, was $1.5 million for the nine months ended September 30, 2015, as compared to $2.2 million for the nine months ended September 30, 2014, representing a decrease of $0.7 million. The decrease between periods was primarily due to decreased interest income on average cash balances.
Income tax expense.    We recognized income tax expense for the nine months ended September 30, 2015 of $29.1 million and for the nine months ended September 30, 2014 of $12.4 million at effective tax rates of (83.8)% and 45.4%, respectively. The increase in income tax expense is due primarily to the valuation allowance established against our deferred tax assets during the nine months ended September 30, 2015.
Net income (loss).    Net loss was $63.8 million for the nine months ended September 30, 2015 compared to net income of $14.9 million for the nine months ended September 30, 2014, a decrease of $78.7 million as a result of the factors discussed above.

Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the nine months ended September 30, 2015 and 2014, either through cash provided by operating activities, or through cash on hand. Our cash and cash equivalents were $242.7 million at September 30, 2015, and $207.0 million at December 31, 2014. At September 30, 2015 and December 31, 2014, we had restricted cash of $24.6 million and $25.9 million, respectively. At September 30, 2015 and December 31, 2014, we had investments of $93.3 million and $123.6 million, respectively.
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
There was a slight decrease in the fair value of our short- and long-term investments at September 30, 2015, as compared to December 31, 2014. We believe that any fluctuations we have recently experienced are temporary in nature and that while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
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
Under the Revolving Credit Agreement and the documents executed in connection therewith (collectively, the “Facility Loan Documents”), the lenders also agreed to make loans to us and issue letters of credit on our behalf, subject to specific terms and conditions. We had previously used the availability under the Facility to issue letters of credit, but subsequent to the expiration of the Facility, we collateralized the letters of credit with cash in the aggregate amount of $6.4 million, which is included as restricted cash as of September 30, 2015.
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

Operating activities
Net cash provided by operating activities was $16.6 million for the nine months ended September 30, 2015, as compared to net cash provided by operating activities of $24.6 million for the nine months ended September 30, 2014, an overall decrease in net cash provided by operating activities of $7.9 million between periods. This decrease was primarily due to the higher net loss of $78.7 million between periods. This decrease was offset by the increases in non-cash charges in the period for asset impairment of $38.8 million, the write down of deferred income tax assets of $23.0 million and the termination of leased space of $13.5 million. Additional factors was the relative change in the deferred revenue and student deposits balances between periods of $5.3 million, which resulted from a smaller decrease in these balances in the current period due to a smaller decline in student enrollment. We expect to generate cash from our operating activities for the foreseeable future.
Investing activities
Net cash provided by investing activities was $19.5 million for the nine months ended September 30, 2015, as compared to net cash used in investing activities of $50.5 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we had purchases of investments of $20.2 million, but sales and maturities of $50.2 million. This is compared to purchases of investments of $87.9 million and sales and maturities of $50.0 million in the same period in 2014. Capital expenditures for the nine months ended September 30, 2015 were $2.3 million, compared to $9.6 million for the nine months ended September 30, 2014. We expect our capital expenditures to be approximately $5.0 million for the year ending December 31, 2015.
Financing activities
Net cash used in financing activities was $0.5 million for the nine months ended September 30, 2015, as compared to net cash provided by financing activities of $2.2 million for the nine months ended September 30, 2014. During each of the nine months ended September 30, 2015 and September 30, 2014, net cash provided by financing activities includes the cash provided by stock option exercises, including any related tax benefit of those stock option exercises. During each of the nine months ended September 30, 2015 and September 30, 2014, net cash used in financing activities includes tax withholdings related to the issuance of shares upon the vesting of restricted stock units.
Based on our current level of operations, we believe that our future cash flows from operating activities and our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
Significant Cash and Contractual Obligations
The following table sets forth, as of September 30, 2015, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
	Total	2015	2016	2017	2018	2019	Thereafter
	(In thousands)
Operating lease obligations	$149,601	$8,813	$36,019	$35,914	$31,285	$20,876	$16,694
Other contractual obligations	31,676	2,059	5,921	3,696	2,500	2,500	15,000
Uncertain tax positions	7,932	—	—	7,932	—	—	—
Total	$189,209	$10,872	$41,940	$47,542	$33,785	$23,376	$31,694
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of September 30, 2015, our total available surety bond facility was $12.0 million and the surety had issued bonds totaling $3.4 million on our behalf under such facility.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This literature is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This standard can be adopted using one of two retrospective application methods. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defer the effective date of ASU 2014-09 by one year, to fiscal years beginning after December 15, 2017. We continue to evaluate the impacts, if any, the adoption of ASU 2014-09 and ASU 2015-14 will have on our financial position or results of operations.
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
Interest rate risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of September 30, 2015, we had no outstanding borrowings.
Our future investment income may fall short of expectations due to changes in interest rates. At September 30, 2015, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

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
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance levels because of the material weakness in our internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Notwithstanding the material weakness described below, based on the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management has concluded that our condensed consolidated financial statements included in this report are fairly stated in all material respects in accordance with GAAP for interim financial information for each of the periods presented herein.
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
The control deficiencies that gave rise to the material weakness could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected and corrected on a timely basis. Accordingly, our management has determined that these control deficiencies constituted a material weakness that continues to exist as of September 30, 2015.
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
Throughout 2014, and during the nine months ended September 30, 2015, we have implemented measures to remediate the underlying causes of the control deficiencies that gave rise to the material weakness. These measures include the hiring of new accounting personnel, as well as providing additional training for existing personnel. These measures also include the implementation of financial reporting risk assessments and review processes to ensure the related significant accounting policies are implemented and applied properly under GAAP on a consistent basis throughout the Company. We have also established enhanced procedures to ensure appropriate review of accounting policies by the members of our management team with the requisite level of accounting knowledge, experience and training.

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
Changes in Internal Control Over Financial Reporting
As discussed above, during the three months ended September 30, 2015, management continued to implement certain remediation measures to improve our internal control over financial reporting and to remediate the previously identified material weakness. However, there were no changes to our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
For information regarding our legal proceedings, refer to Note 14, “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of this report, which note is incorporated by reference into this Part II, Item 1.

Item 1A.    Risk Factors.
Investing in our common stock involves risk. Before making an investment in our common stock, you should carefully consider the risk factors set forth below, as well as the risk factors discussed in Part I, Item 1A, “Risk Factors” of the Form 10-K and Part II, Item IA, “Risk Factors” in our subsequent quarterly reports on Form 10-Q filed with the SEC (the “Form 10-Qs”). The risks described below and in the Form 10-K and Form 10-Qs are those which we believe are the material risks we face, and such risks could materially adversely affect our business, prospects, financial condition, cash flows and results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may impact us. Except as set forth below and in the Form 10-Qs, there have been no material changes in our risk factors from those previously disclosed in the Form 10-K.
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
During 2014, we concluded that there was a material weakness in our internal control over financial reporting, as we did not maintain effective controls over the selection and application of GAAP related to revenue recognition. Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. Management evaluated our disclosure controls and procedures and internal control over financial reporting as of December 31, 2014 and concluded each was ineffective as of December 31, 2014. The Form 10-K reflects management’s conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting. The material weakness has not yet been remediated as of September 30, 2015 and as a result, management has determined that our disclosure controls and procedures continue to be ineffective as of September 30, 2015.
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
Risks Related to the Extensive Regulation of Our Business
The failure of our institutions to demonstrate compliance with state laws may result in liability to, or remedial action against, our institutions, including recoupment by the Department of discharged student loan funds under the “defense to repayment” provisions of the federal Direct Loan program regulations.
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
We and our institutions are subject to lawsuits, investigations and claims covering a wide range of matters. We are the subject of complaints alleging violations of various laws, including but not limited to federal securities laws (including a securities class action), the federal False Claims Act and state employment laws, as well as investigations by state Attorneys General in California, Iowa, Massachusetts, New York and North Carolina, the Consumer Finance Protection Bureau and the SEC. Derivative shareholder complaints have also been asserted on our behalf against certain of our current and former officers and directors alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment. These and other legal proceedings could cause us to incur significant defense costs, are disruptive to our normal business operations, and could damage our reputation or adversely affect our stock price. An adverse outcome of any legal proceeding could result in monetary losses or restrictions on our business, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.

Our institutions may be required to modify or eliminate certain programs if they do not lead to gainful employment in a recognized occupation, as determined by the Department.
In 2014, the Department published new Gainful Employment regulations impacting programs required to prepare graduates for gainful employment in a recognized occupation. Almost all academic programs offered by Title IV-participating private sector institutions of higher education must prepare students for gainful employment in a recognized occupation. The new Gainful Employment regulations, which became effective July 1, 2015, contain a three-part framework that requires (i) certification by an institution that its gainful employment programs meet certain requirements, (ii) minimum standards to be met regarding the debt burden versus earnings of the graduates of gainful employment programs and (iii) disclosures by an institution regarding the performance and outcomes of their gainful employment programs. Both Ashford University and University of the Rockies have been notified by the Department that the Department does not believe that our institutions fully responded to the disclosures required and that this is an indication of a serious lack of administrative capability, and that as a result the Department will not make any decisions regarding the addition of any new programs and locations until the reporting requirements are met. We are currently working with the Department to address their concerns with respect to the reporting of our institutions under the Gainful Employment regulations. The Department has informed us that failure to fully comply in all Gainful Employment data reporting requirements will result in the referral of the errant institution to the Department’s Administrative Actions and Appeals Service Group for consideration of an administrative action against that institution. Administrative actions may include a fine, or the limitation, suspension, termination of institutional eligibility to participate in the Title IV, HEA programs, or revocation of AU’s provisional program participation agreement.
Under the final Gainful Employment regulations, the continuing eligibility of certain of our educational programs for Title IV program funding is at risk due to a number of factors, some of which are beyond our control including, without limitation, changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. Because definitive information necessary to determine how our programs will fare under the accountability measures is not available at this time, we are unable to reliably predict the impact of the new Gainful Employment regulations. However, we are currently using available data to evaluate which programs are at risk of failing under the new requirements. These factors, information and data could reduce our ability to confidently offer or continue certain types of programs for which there is a market demand, and our failure to comply with the requirements of the final Gainful Employment regulations could result in our institutions or certain of their programs being disqualified from participation in Title IV Programs, any of which could have a material adverse effect on enrollments and our business, financial condition, results of operations and cash flows.
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

3.2		Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 filed on March 20, 2009).
4.1		Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed on March 30, 2009).
4.2		Second Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 filed on September 4, 2009).
10.1	#	Release of All Claims, by and between the Company and Daniel Devine, dated October 20, 2015.
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew S. Clark, President and Chief Executive Officer, and Russell Sakamoto, Chief Accounting Officer.

99.1		Disclosure required pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended.
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 5, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) the Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2015; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) the Notes to Condensed Consolidated Financial Statements.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.

November 5, 2015	/s/ RUSSELL SAKAMOTO
Russell Sakamoto Chief Accounting Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)