Form 10-K
period 2015-12-31
Bridgepoint Education Inc
filed 2016-03-08
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s second fiscal quarter, was approximately $162.4 million, based on the closing price of the registrant’s common stock as reported on such date by the New York Stock Exchange. Shares of common stock held by officers, directors and holders of 5% or more of the outstanding common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 2, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 45,957,061, net of treasury shares.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

BRIDGEPOINT EDUCATION, INC.
FORM 10-K

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. These forward-looking statements are contained principally in Item 1, “Business,” Item 1A, “Risk Factors” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” but appear throughout this Annual Report on Form 10-K. Such forward-looking statements may include, among others, statements regarding future events, the future financial and operating results of Bridgepoint Education, Inc. (the “Company,” “Bridgepoint,” “we,” “us” or “our”), strategies, expectations, the competitive environment, regulation and the availability of financial resources, including, without limitation, statements regarding:

•
our ability to successfully remediate the control deficiencies that gave rise to the material weaknesses in our internal control over financial reporting discussed in Item 9A, “Controls and Procedures”;

•	Ashford University's ability to continue to operate an accredited institution subject to the requirements of the California Bureau for Private Postsecondary Education (“BPPE”);

•
our ability to comply with the extensive and continually evolving regulatory framework applicable to us and our institutions, including Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”), and its implementing regulations, the Gainful Employment rules and regulations, state laws and regulatory requirements, and accrediting agency requirements;

•	expectations regarding financial position, results of operations, liquidity and enrollment trends at our institutions;

•	projections, predictions, expectations, estimates or forecasts as to our business, financial and operating results and future economic performance;

•	expectations regarding the timing and effect of the closure of Ashford University's campus in Clinton, Iowa (the “Clinton Campus”) after the 2015-2016 academic year;

•	new initiatives focused on student success and academic quality;

•	changes in our student fee structure;

•	expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations;

•	expectations regarding investment in online and other advertising and capital expenditures;

•	our anticipated seasonal fluctuations in results of operations;

•	management's goals and objectives; and

•	other similar matters that are not historical facts.
Forward-looking statements may generally be identified by the use of words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in the future tense.
Forward-looking statements should not be interpreted as a guarantee of future performance or results and will not necessarily be accurate indications of the times at or by which such performance or results will be achieved. Forward-looking statements are based on information available at the time such statements are made and the current good faith beliefs, expectations and assumptions of management regarding future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause actual performance or results to differ materially from our expectations include, but are not limited to:

•
our inability to successfully remediate the control deficiencies that gave rise to the material weaknesses in our internal control over financial reporting as discussed in Item 9A, “Controls and Procedures”;

•	the inability of Ashford University to comply with the additional reporting and disclosure obligations arising as a result of its operation as a BPPE-approved institution;

•	the inability of Ashford University to adequately resolve the findings and recommendations of the final audit report of the U.S. Department of Education's Office of Inspector General (the "OIG");

•	the imposition of fines or other corrective measures against our institutions;

•	adverse regulatory changes affecting our industry;

•
our failure to comply with the extensive and continually evolving regulatory framework applicable to our industry, including Title IV of the Higher Education Act and its implementing regulations, the Gainful Employment rules and regulations, state laws and regulatory requirements, and accrediting agency requirements;

•	our inability to continue to develop awareness among, and to recruit and retain, students;

•	competition in the postsecondary education market and its potential impact on our market share, recruiting costs and tuition rates;

•	reputational and other risks related to potential compliance audits, regulatory actions, negative publicity or service disruptions;

•	our inability to develop new programs or expand existing programs in a timely and cost-effective manner;

•	economic or other developments potentially impacting demand in our institutions' core disciplines or the availability or cost of Title IV or other funding;

•	the preceding and other factors discussed in Item 1A, “Risk Factors,” and in other reports we may file with the Securities and Exchange Commission (the "SEC") from time to time; and

•	the factors set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
All forward-looking statements in this report are qualified in their entirety by the cautionary statements included in this report, and you should not place undue reliance on any forward-looking statements. These forward-looking statements speak only as of the date of this report. We assume no obligation to update or revise any forward-looking statements contained herein to reflect actual results or any changes in our assumptions or expectations or any other factors affecting such forward-looking statements, except to the extent required by applicable securities laws. If we do update or revise one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I
Item 1. Business.
BUSINESS
Overview
We are a provider of postsecondary education services. We believe that our academic institutions, Ashford University® and University of the RockiesSM, embody the contemporary college experience. Our institutions deliver programs primarily online. Our institutions had a total of 49,159 students enrolled as of December 31, 2015.
Our institutions' online delivery models, weekly start dates, commitment to affordability and transferability of credits make their programs highly accessible. Our institutions' online platform has been designed to deliver a quality educational experience while offering the flexibility and convenience that many students require, particularly working adults. Our institutions are committed to providing a high-quality educational experience to their students. Our institutions have a comprehensive curriculum development process and employ qualified faculty members with significant academic and practitioner credentials. Our institutions conduct ongoing faculty and student assessment processes and provide a broad array of student services.
We are also focused on developing innovative new technologies to improve the way students learn, such as Constellation™, our proprietary learning platform, and the mobile learning applications offered by our institutions.
Ashford University. In March 2005, we acquired The Franciscan University of the Prairies, located in Iowa, and renamed it Ashford University. The mission of Ashford University is to provide accessible, affordable, innovative, high-quality learning opportunities and degree programs that meet the diverse needs of individuals pursuing integrity in their lives, professions and communities. We believe Ashford University is helping to define the modern college experience by providing the flexibility and effectiveness of online learning. The institution offers associate's, bachelor's and master's degree programs online, as well as bachelor's degree programs at its campus in Clinton, Iowa. Ashford University is comprised of four colleges: the Forbes™ School of Business, the College of Education, the College of Health, Human Services and Sciences, and the College of Liberal Arts.
In July 2015, the Ashford University Board of Trustees made the decision to close the Clinton Campus after the 2015-2016 academic year, following the implementation of a one-year teach-out plan. On December 22, 2015, the Company entered into a Purchase Agreement and Escrow Instructions with Clinton Catalyst, LLC (“Catalyst”) pursuant to which the Company agreed to sell the Clinton Campus to Catalyst for $1.6 million. Simultaneously with the closing of the sale on December 29, 2015, the Company entered into a Lease Agreement with Catalyst pursuant to which the Company is leasing the Clinton Campus from Catalyst through December 31, 2016 at $12,500 per month plus standard operating expenses.
Ashford University is accredited by WASC Senior College and University Commission (“WSCUC”). For additional information regarding accreditation, see “Regulation — Accreditation” below. Ashford University also maintains a website at www.ashford.edu, the contents of which are not incorporated by reference into, or in any way a part of, this report.
University of the Rockies. In September 2007, we acquired the Colorado School of Professional Psychology, located in Colorado, and renamed it University of the Rockies. The mission of University of the Rockies is to provide high-quality, accessible learning opportunities globally for diverse groups of individuals seeking preparation for life goals, professional practice, service and distinguished leadership. University of the Rockies is a graduate institution that offers master's and doctoral degree programs in the social and behavioral sciences. Classes at University of the Rockies are presented in a progressive online format, as well as at its campus in Denver, Colorado. The majority of students at University of the Rockies attend via the institution's accessible online platform, which is also available through our mobile applications.
University of the Rockies is accredited by the Higher Learning Commission (“HLC”). For additional information regarding accreditation, see “Regulation — Accreditation” below. University of the Rockies also maintains a website at www.rockies.edu, the contents of which are not incorporated by reference into, or in any way a part of, this report.
Innovation and new technologies. Central to our ideal of enabling learning anytime, anywhere is the commitment to provide learning platforms and resources that make accessible learning a reality. These innovations include Constellation, Waypoint Outcomes and our mobile application technology.

Constellation is an innovative suite of interactive educational materials that increases both the educational quality and affordability of education for online students at Ashford University. We developed Constellation to replace third-party textbooks with digital course materials, and in doing so, we were able to decrease the costs to the student and increase student accessibility and learning. Constellation materials are displayed in a proprietary, browser-based platform developed and owned by the Company. Constellation provides mobile access to students over the Internet as well as on a variety of devices, including web-enabled smartphones and tablet devices.
Waypoint Outcomes provides learning and assessment software to our institutions. The software combines classic rubric grading scales with easy, efficient technology to help educators teach writing, critical thinking and cognitive skills. Its sophisticated grading palette frees teachers to focus on meaningful, personalized feedback for students by automating repetitive tasks.
Ashford University also utilizes mobile application technology that empowers students and faculty to connect to their learning environment via their web-enabled smartphones and tablet devices. These innovations have garnered significant interest within the academic community and have led to invitations for our personnel to speak at various academic conferences.
Enrollment
The following table summarizes period-end enrollment at our institutions as of December 31, 2015, 2014 and 2013:

	December 31, 2015		December 31, 2014		December 31, 2013
Doctoral	753	1.5%	870	1.6%	919	1.4%
Master's	6,591	13.4%	7,152	12.8%	8,377	13.2%
Bachelor's	39,480	80.4%	44,730	80.1%	49,634	78.0%
Associate's	1,483	3.0%	2,269	4.1%	4,182	6.6%
Other*	852	1.7%	802	1.4%	512	0.8%
Total	49,159	100.0%	55,823	100.0%	63,624	100.0%
Ashford University Online	47,463	96.5%	53,501	95.9%	60,910	95.6%
Ashford University Campus	331	0.7%	619	1.1%	796	1.3%
University of the Rockies Online	1,266	2.6%	1,580	2.8%	1,758	2.8%
University of the Rockies Campus	99	0.2%	123	0.2%	160	0.3%
Total	49,159	100.0%	55,823	100.0%	63,624	100.0%
* Includes students who are taking one or more courses with our institutions, but have not declared that they are pursuing a specific degree.
We define period-end enrollment as the number of active students on the last day of the financial reporting period. A student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided notice of withdrawal.
As of December 31, 2015, 69% of our institutions' online students were female, 54% identified themselves as minorities and the average age of online students was 36. Our institutions have online students throughout the United States, as well as students from 37 different countries.
Graduation
As of December 31, 2015, more than 93,200 students have graduated from our combined institutions. Total credits required to obtain a degree are consistent for online and campus-based programs: an associate's degree requires a minimum of 64 credits; a bachelor's degree requires a minimum of 120 credits; a master's degree typically requires a minimum of 30 additional credits; and a doctoral degree at University of the Rockies requires a minimum of 62 additional credits.
Many students have previously completed some postsecondary education and have credits they would like to transfer to a new degree program. Because we believe students should receive credit for their prior work, our institutions have worked closely with their accrediting agencies to obtain the right to accept a high level of transfer credits.

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
The price of our institutions' courses varies based upon the number of credits per course (with most courses representing three credits), the degree level of the program and the discipline. For the 2015-2016 academic year (which began on July 1, 2015), the price per credit is $430 for undergraduate online courses and ranges from $560 to $1,082 for graduate online courses. Based on these per credit prices, the prices for a three-credit course are $1,290 for undergraduate online courses and range from $1,680 to $3,246 for graduate online courses. We anticipate a tuition increase of approximately 3.0% for undergraduate online students at Ashford University for courses beginning on April 1, 2016.
Revenue realized from tuition is reduced by the amount of scholarships awarded to students. For the years ended December 31, 2015, 2014 and 2013, we recorded institutional scholarships of $102.2 million, $105.1 million and $113.5 million, respectively, to students of our institutions.
Student Financing
Students finance their education at our institutions through a combination of financing options as described below.
Title IV programs
If a student attends any institution certified as Title IV eligible by the U.S. Department of Education (the “Department”) and meets applicable student eligibility standards, that student may receive grants or loans to help fund their education under programs authorized by Title IV of the Higher Education Act (“Title IV”). An institution participating in federal student financial aid programs authorized by Title IV (“Title IV programs”) must ensure that all program funds are accounted for and disbursed properly. To continue receiving program funds, students must demonstrate satisfactory academic progress toward the completion of their program of study.
In the years ended December 31, 2015, 2014 and 2013, Ashford University derived 80.9%, 83.4% and 85.6% respectively, and University of the Rockies derived 86.6%, 88.3% and 87.6%, respectively, of their revenues (in each case calculated in accordance with applicable Department regulations) from Title IV program funds.
Federal Direct Loans. The federal Direct Loan Program consists of two types of loans: Stafford loans, which are either subsidized or unsubsidized, and PLUS loans, which are made available to graduate and professional students, as well as parents of dependent undergraduate students.
With a Direct Subsidized Loan, the federal government pays the interest on the loan while the student is in school and during grace periods and any approved periods of deferment, until the student's obligation to repay the loan begins. Direct Unsubsidized Loans are not based on financial need and are available to students who do not qualify for a Direct Subsidized Loan, or in some cases, in addition to a Direct Subsidized Loan. Loan funds are paid to our institutions, which in turn credit the student's account for tuition and fees and disburse any amounts in excess of tuition and fees to the student. The Budget Control Act of 2011 provides that for loan periods beginning on or after July 1, 2012, graduate and professional students are no longer eligible to receive Direct Subsidized Loans; however, graduate and professional students remain eligible for Direct Unsubsidized Loans. The Consolidated Appropriations Act of 2012 temporarily eliminated the interest subsidy provided on Direct Subsidized Loans during the six-month grace periods provided to students who are no longer enrolled on at least a half-time basis, effective for new Direct Subsidized Loans for which the first disbursement was made on or after July 1, 2012 and before July 1, 2014.
In July 2012, President Obama signed into law the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which provided a one-year extension of the 3.4% interest rate that applied to Direct Subsidized Loans made to undergraduate students for loans first disbursed on or after July 1, 2012 and before July 1, 2013. MAP-21 limits a first-time borrower’s eligibility for Direct Subsidized Loans on or after July 1, 2013 to a period not to exceed 150% of the length of the borrower’s program. MAP-21 also provides that a borrower who reaches the 150% limit on or after July 1, 2013 becomes ineligible for interest subsidy benefits on all Direct Subsidized Loans.

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
In August 2013, President Obama signed into law the Bipartisan Student Loan Certainty Act of 2013, which amended the Direct Loan interest rate section of the Higher Education Act. Under the law, interest rates will be established each year for Direct Subsidized Loans, Direct Unsubsidized Loans, and PLUS loans for which the first disbursement is on or after July 1 of that year through the following June 30. The interest rate, once established, will be fixed and apply for the life of the loan. With respect to loans for which the first disbursement is on or after July 1, 2015 but before July 1, 2016, the interest rates are (i) 4.29% for Direct Subsidized Loans and Direct Unsubsidized Loans for undergraduate students, (ii) 5.84% for Direct Unsubsidized Loans for graduate/professional students and (iii) 6.84% for PLUS loans.
Pell Grant Program. Under the Pell Grant Program, the Department makes grants to undergraduate students who demonstrate financial need. Under the August 2008 reauthorization of the Higher Education Act, students were able to receive Pell Grant funds for attendance on a year-round basis, and could potentially receive more in a given year than the traditionally defined maximum annual amount. However, the U.S. Department of Defense and Full-Year Continuing Appropriations Act of 2011 permanently repealed the Pell Grant provision that provided an otherwise eligible student with more than one Pell Grant in an award year, effective with the 2011-2012 award year. Beginning with the 2012-2013 award year, a student's eligibility to receive a Pell Grant was reduced from 18 semesters (or its equivalent) to 12 semesters (or its equivalent). The funding for Labor, Health and Human Services, and Education appropriations is part of the Consolidated Appropriations Act, 2014, which was signed into law by President Obama in January 2014 and provided full funding for Pell Grant award year 2014-2015 of $5,730, subject to change annually. The funding amount for Pell Grant award year 2015-2016 increased to $5,775.
Non-Title IV funding sources
Other funding sources consist of payments made in cash by individuals, private loans, reimbursement from corporate affiliates, government tuition assistance programs for military personnel, including veterans, and internal loan programs. In the years ended December 31, 2015, 2014 and 2013, Ashford University derived 19.1%, 16.6% and 14.4%, respectively, and University of the Rockies derived 13.4%, 11.7% and 12.4%, respectively, of their respective revenues (in each case calculated in accordance with applicable Department regulations) from these other funding sources.
Financial aid processing
Our institutions have engaged Xerox Business Solutions (“XBS”) to provide call center and transactional processing services for the online financial aid student populations at our institutions, including services related to disbursement eligibility review and Title IV fund returns. We believe the engagement of XBS centralizes these processing services to improve student financing outcomes, and enhances efforts to comply with Title IV rules and regulations. If the engagement with XBS were terminated, we would need to handle these processing services using our own resources or engage another third-party vendor, if available.
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
As of December 31, 2015, our institutions offered approximately 1,850 courses, 80 degree programs and 150 specializations. Specialization areas are comprised of a select number of courses within an existing program that supplement that program's required courses. Specialization areas focus on one area of study and may also be offered under the designation of concentration, endorsement or track. Programs and specialization areas are offered through Ashford University's four colleges, the Forbes School of Business, the College of Education, the College of Health, Human Services and Science, and the College of Liberal Arts, and through University of the Rockies' two schools, the School of Organizational Leadership and the School of Professional Psychology.

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
Our institutions' campus-based courses are typically nine or 16 weeks in length and have one start per term, with two to five terms per year. Undergraduate campus-based students can enroll in up to six concurrent courses at a time and typically enroll in at least four courses in a given semester.
Doctoral students, both online and campus-based, are required to participate in periodic seminars located on campus and compose and defend a dissertation on an approved topic.
Program Development
Our institutions design their academic offerings to meet the needs of a broad cross-section of prospective students. In addition to adding programs in high-demand disciplines, our institutions intend to enhance their programs through the addition of more specializations in the future. Specializations are used to create an offering that is tailored to the specific objectives of a student population and, therefore, is more attractive to potential students interested in a particular program. The addition of specializations represents a cost-effective way to both expand our market and further enhance the differentiation of our institutions' programs in that market. Additionally, our institutions intend to expand their portfolio of master's and doctoral degree programs, consistent with our commitment to a quality academic offering, and to pursue increased graduate student enrollments because we believe graduate students represent an attractive segment of the market.
Our institutions seek to offer programs in disciplines in which there is strong demand for education and significant opportunity for employment. Our institutions' current program portfolio includes offerings at the associate's, bachelor's, master's and doctoral levels in the disciplines of business, education, psychology, social sciences and health sciences. Our institutions follow a defined process for identifying new degree program opportunities that incorporates student, faculty and market feedback, as well as macro trends in the relevant disciplines, in order to evaluate the expected level of demand for a new program prior to developing the content and marketing it to potential students.
Potential new programs and specializations are determined based on proposals submitted by faculty and staff and an assessment of overall market demand. Our institutions' faculty and academic leadership work in collaboration with our marketing team to research and select new programs that are expected to have strong demand and that can be developed at a reasonable cost. Programs are reviewed by the respective institution and must also receive approval through the normal governance process at the relevant institution.
Once a program is selected for development, one or more subject matter experts are assigned to work with curriculum development staff to define measurable program-level student learning objectives. Each course in a program is designed to include learning activities that address the program objectives, foster student engagement and assess learning outcomes. All courses undergo extensive internal and external third-party quality assurance reviews before they are offered to students. A new program is reviewed for approval through the appropriate governance processes. Following approval, an online program is conformed to the standards of our online learning management system and our marketing department creates a marketing plan for the program. In most cases, the time frame to identify, develop and internally approve a new program is approximately six months, not including the external regulatory approvals required before a program can be offered to students.
Assessment
Each of our institutions have developed and implemented a comprehensive assessment plan focused on student learning and effective instruction. The plans stipulate assessment of learning outcomes at the course, program and institutional levels. Learning outcomes are unique to each institution and demonstrate the skills that graduates should be able to demonstrate upon completion of their respective programs. With the assistance of our dedicated assessment team, our institutions' faculty routinely evaluates and revises courses and learning resources based upon outcomes and institutional research data. Using direct and indirect measurements, student performance is assessed on an ongoing basis to ensure student success.
We utilize Waypoint Outcomes, our proprietary assessment platform, which is an innovative, web-based assessment system of interactive rubrics, to gather data from specific learning activities. Data results from Waypoint Outcomes are shared with the student and are also accessible by the faculty and program administrators.
In addition to course and program assessments, faculty instructional performance is continuously assessed by the institutional deans and instructional specialists and by results of student surveys at the completion of each course. The results of all of our assessment practices are reviewed by an assessment team, including faculty, and based on their conclusions, recommendations may be made to add to or modify our institutions' programs.
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
Our branding campaign utilizes digital channels to communicate the Ashford University message. Additionally, leads are generated from online sources, with the main source of leads being third-party online lead aggregators. We also purchase keywords from search providers to generate online leads directly, rather than acquiring them through aggregators. Additionally, we have a team internally who focuses on generating online leads through search engine optimization techniques.
Recruiting and Admissions
Our institutions employ a team structure in their recruiting operations. Each team consists of admissions counselors, financial services advisors and academic advisors. The teams provide a single point of contact and facilitate all aspects of enrollment and integration of a prospective student into a program of study. The team structure promotes internal accountability among employees involved in identifying, recruiting, enrolling and retaining new students.
All leads are managed through our proprietary customer relations management (“CRM”) system, which directs a lead for a prospective student to a recruiting team and assigns an admissions counselor within that team to serve as the primary liaison for that prospective student. Once contact with a prospective student is established, admissions counselors, along with the academic and financial services advisors, begin an assessment process to determine if our institutions' program offerings match the student's needs and objectives. Additionally, admissions counselors communicate other criteria, including expected duration and cost of the programs, to prospective students. Through our proprietary systems, admissions counselors are able to generate a comparison of tuition levels across our competitors in order to help prospective students make more informed decisions.
Each admissions counselor goes through a comprehensive training program that addresses our institutions' academic offerings, financial aid options and the regulatory environment in which we operate, including the restrictions that regulations impose on the admissions process. We place significant emphasis on regulatory requirements and demand an environment of strict compliance.
Military and corporate channel relationships are developed and managed by channel development teams. Our military development specialists and corporate liaisons work with representatives in these organizations to demonstrate the quality, impact and value that our institutions' programs can provide to individuals in the organizations, as well as to the organizations themselves. We believe our institutions' educational offerings are attractive to potential students in these markets. Military students may frequently change locations or seek to complete a program intermittently over the course of several years. As of December 31, 2015, approximately 28.0% of our institutions' students were affiliated with the military, as either service members or veterans or their spouses. In the corporate channel, we believe employers value our institutions' affordability, which allows employer tuition reimbursements to be used more efficiently.
The admissions process is designed to offer access to prospective students who seek the benefits of a postsecondary education. Ashford University undergraduate students may qualify in various ways, including by having a high school diploma or a General Educational Development (GED) equivalent. Graduate level students at Ashford University and University of the Rockies are required to have an undergraduate degree from an accredited college and may be required to have a minimum grade point average or meet other criteria to qualify for admission to certain programs.
Retention
Once a student enrolls in an online program, the institution provides consistent, ongoing support to assist the student in acclimating to the online environment and to address challenges that arise in order to increase the likelihood that the student will persist through graduation.

Providing a superior learning experience to every student is a key component in retaining students at our institutions. We feel that our team-based approach to recruitment and the robust student services we provide enhance retention because of each student's interaction with their team and the accountability inherent in the team structure. We also incorporate a systematic approach to contacting students at key milestones during their experience at our institutions, providing encouragement and highlighting their progress. There are frequent personal interactions between academic advisors and students, which we view as a key component to our retention strategy. Additionally, we employ a retention committee that monitors performance metrics and other key data to analyze student retention rates, as well as the causes and potential risks for student drops. Also, our dispute resolution department serves as a neutral third party for students to raise any concerns or complaints. Such concerns and complaints are then elevated to the appropriate department so we may proactively address those issues.
Ashford University has various initiatives focused on academic quality and student success that we believe help students succeed in their programs, help retain higher quality students and ultimately increase student retention. In the area of academic quality, Ashford University increased the size of its student support team, increased the number of full-time faculty and implemented a smaller class size initiative. In the area of student success, Ashford University has expanded its orientation program, broadened its refund policy, redefined the minimum age for all students, and made the decision to eliminate certain associate programs.
Ashford University has a free two-week orientation course that is mandatory for all incoming students who have not earned any previous college credits. The orientation is designed to provide students with a complete overview of the online classroom experience, prepare them for success in their courses, and help them self-evaluate their readiness to succeed in an online college setting. The experience provides a realistic, up-front overview of expectations so that students are aware of what is expected of them as they prepare for their studies. Students also gain an understanding of how to access and navigate within the online classroom so they can feel confident when they move to their first course in their respective programs. For students taking the orientation course, successful completion of all orientation activities is a requirement before they can enroll in their first class.
Ashford University also offers the “Ashford Promise,” which allows a student to experience the first three weeks of his or her first class before incurring any financial obligation. At any time during these first three weeks, students who do not demonstrate satisfactory academic progress, or those who simply opt out, will not be admitted as students. These individuals will not be responsible for any tuition or fees, and therefore will not incur any debt. We believe the Ashford Promise initiative helps increase student retention while reducing the financial risk to the student.
Technology
We have created a scalable technology system that we believe is secure, reliable and redundant, and permits our institutions' courses and support services to be offered online.
Online course delivery and management
We use the eCollege online learning platform provided by Pearson eCollege (“eCollege”), a third-party software and services provider, as our online platform. The platform provides an online learning management system and provides for the storage, management and delivery of course content. The platform includes collaborative spaces for student communication and participation with other students and faculty, grade and attendance management for faculty, and assessment capabilities to assist us in maintaining quality. eCollege hosts the software for us in its data center to allow us to efficiently scale the applications to meet the needs of our institutions' student populations. Access to our systems is provided through student portals, an extension of our institutions' respective websites. These portals are dynamic destinations for students to securely access personal information and services and also serve as vehicles for student communications, activities and student support services.
Internal administration
Ashford University utilizes a CRM application from Campus Management Corp. for lead management, workflow, analytics, reporting and a complete view of our students. This tool enables Ashford University to view the entire student history from the lead to graduation, individually or in cohorts, and to respond appropriately. University of the Rockies utilizes an internally developed proprietary CRM system for lead management, document management, workflow, analytics and reporting. Both institutions utilize online application portals to accept, integrate and process student applications.
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
The editorial team for Constellation consists of editors with extensive experience at leading textbook publishing firms. Highly qualified subject matter experts are recruited to author content that addresses course and institutional outcomes. Constellation digital texts are organized around our institutions' accelerated courses. As of December 31, 2015, we had more than 188 Constellation titles available.
Mobile application technology
Each of our institutions offers mobile applications compatible with most web-enabled smartphones and tablet devices in order to increase the accessibility of the student learning experience. The applications enable students to use their mobile device to contact support staff, complete discussion posts and review important information regarding their academic status. We have received positive feedback from students indicating that these mobile applications further their learning experience, and we have incorporated feedback received into the periodic updates to these mobile applications.
Employees
As of December 31, 2015, our institutions had approximately 190 full-time faculty members and approximately 3,810 adjunct faculty members. Adjunct faculty members are part-time employees engaged on a course-by-course basis and are compensated based upon a fixed amount per course, which varies among faculty members based on each individual's experience and background. In addition to teaching assignments, adjunct faculty members may also be asked to serve on student committees, such as comprehensive examination and dissertation committees, or assist with course development.
As of December 31, 2015, the Company also employed almost 2,960 combined non-faculty staff in the areas of university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us.
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
We believe that competitive factors in the postsecondary education market include the reputation of the college or university among students and employers, the number of qualified and experienced faculty, the program costs, the relevant and accredited program offerings, the regulatory approvals, the convenient, flexible and dependable access to programs and classes, the relative marketing and selling effectiveness, the time necessary to earn a degree, and the level of student support services.
We do expect to encounter increased competition as a result of new entrants to the online education market, including traditional colleges and universities that had not previously offered online education programs.

Intellectual Property
We rely on a combination of copyrights, trademarks, service marks, patents, trade secrets, domain names and agreements with employees and third parties to protect our intellectual property rights. We have trademark and service mark registrations and pending applications for additional registrations in the United States and select foreign jurisdictions. We also own the domain name rights for our institutions, as well as other words and phrases important to our business. In addition, we have applied for domestic and international patents for certain technology developed by us. We also have registered copyrights for exemplary business course materials. In many instances, our institutions' course content is produced by faculty and other content experts under work-for-hire agreements pursuant to which we own the course content in return for a fixed development fee. In certain limited cases, course content is licensed from third parties on a royalty fee basis.
Environmental Matters
We believe our facilities are in material compliance with federal, state and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Compliance with these laws and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations or competitive position.
Financial Information about Segments and Geographic Areas
We operate our business in one reportable segment, and we have no foreign operations or assets located outside of the United States. For information about our revenues from external customers, measures of profits and losses and total assets, see our annual consolidated financial statements included elsewhere in this report.
Additional Information
We were incorporated in Delaware in May 1999 under the name TeleUniversity, Inc. and we changed our name to Bridgepoint Education, Inc. in February 2004. Our website is located at www.bridgepointeducation.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form
8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The website for the SEC is located at www.sec.gov. The reference to our website is intended to be an inactive textual reference and the contents of our website are not incorporated by reference into, or in any way a part of, this report.

REGULATION
Ashford University and University of the Rockies are accredited institutions of higher education that are subject to extensive regulation by a variety of agencies. These agencies include WSCUC, the agency that accredits Ashford University, and HLC, the agency that accredits University of the Rockies. Accrediting agencies provide an independent assessment of educational quality. Our institutions are also subject to regulation by educational licensing authorities in states where our institutions are physically located or conduct certain operations. We are also subject to regulation by the Department due to our participation in Title IV programs. To participate in Title IV programs, a school must maintain authorization by the state education agency or agencies where it is physically located, be accredited by an accrediting agency recognized by the Department and be certified by the Department as an eligible institution. Institutions that participate in Title IV programs are subject to an extensive set of laws and regulations. The laws, regulations and standards of WSCUC, HLC, the Department and state agencies affect the vast majority of our institutions' operations.
Accreditation
Prior to being institutionally accredited by WSCUC in December 2013, Ashford University was accredited by HLC. University of the Rockies has been institutionally accredited since 2003 by HLC. WSCUC and HLC are two of six regional accrediting agencies that accredit colleges and universities in the United States. Most traditional, public and private non-profit, degree-granting colleges and universities are accredited by one of these six agencies.
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
We believe that regional accreditation is viewed favorably by certain students when choosing a school, by other schools when evaluating transfer and graduate school applications, and by certain employers when evaluating the credentials of candidates for employment.
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
In July 2013, WSCUC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. In December 2013, Ashford University effected its transition to WSCUC accreditation and designated its San Diego, California facilities as its main campus. As part of a continuing WSCUC monitoring process, Ashford University hosted a visiting team from WSCUC in a special visit in April 2015. In July 2015, Ashford University received an Action Letter from WSCUC outlining the findings arising out of its team's special visit. The Action Letter stated that the WSCUC visiting team found substantial evidence that Ashford University continues to make sustained progress in all six areas recommended by WSCUC in 2013.
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
Licensure by California BPPE
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. Effective July 2011, the Department established new requirements to determine if an institution is considered to be legally authorized by a state. In connection with its transition to WSCUC accreditation, Ashford University designated its San Diego, California facilities as its main campus for Title IV purposes and submitted an Application for Approval to Operate an Accredited Institution to BPPE on September 10, 2013.
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
Negotiated Rulemaking and Other Executive Action
Three negotiated rulemaking sessions held between January and March of 2014 resulted in draft regulations to enact changes to the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”) required by the enactment of the Violence Against Women Act (“VAWA”). The Department published final regulations in the Federal Register on October 20, 2014, which became effective on July 1, 2015. Among other things, VAWA requires institutions to compile statistics for additional incidents to those currently required by the Clery Act and include certain policies, procedures and programs pertaining to these incidents in annual security reports.
The Department held Program Integrity and Improvement negotiated rulemaking sessions between February and May of 2014 that focused on topics including, but not limited to, cash management of Title IV program funds, state authorization for programs offering distance or correspondence education, credit and clock hour conversions, the retaking of coursework, and the definition of “adverse credit” for PLUS loan borrowers. No consensus resulted from the rulemaking sessions. As a result, the Department had discretion to propose Program Integrity regulations in these areas. In August 2014, the Department published a Notice of Proposed Rulemaking proposing new regulations regarding the federal Direct PLUS loan program. The final regulations became effective on July 1, 2015 and update the standards for determining if a potential parent or student borrower has an adverse credit history for purposes of eligibility for a PLUS loan. Specifically, the regulations revise the definition of “adverse credit history” and require that parents and students who have an adverse credit history, but who are approved for a PLUS loan on the basis of extenuating circumstances or who obtain an endorser for the PLUS loan, must receive loan counseling before receiving the loan.
On September 3, 2014, the Department published a notice in the Federal Register to announce its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the William D. Ford “Federal Direct Loan Program” authorized by the Higher Education Act. Two public hearings were held in October and November 2014. On December 19, 2014, the Department published a notice to announce its intention to establish the committee to (i) prepare proposed regulations to establish a new Pay as Your Earn repayment plan for those not covered by the existing Federal Direct Loan Program and (ii) establish procedures for Federal Family Education Loan Program (“FFEL Program”) loan holders to use to identify U.S. military service members who may be eligible for a lower interest rate on their FFEL Program loans. The committee met in February, March and April of 2015. On July 9, 2015, the Department published a Notice of Proposed Rulemaking proposing to amend the regulations governing the Federal Direct Loan Program, and on October 30, 2015, the regulations were amended to create a new income-contingent repayment plan in accordance with President Obama's initiative to allow more Federal Direct Loan Program borrowers to cap their loan payments at 10% of their monthly income. Changes were also made to the FFEL Program and Federal Direct Loan Program regulations to streamline and enhance existing processes and provide additional support to struggling borrowers. The amended regulations also expand the circumstances in which an institution may challenge or appeal a draft or final cohort default rate based on the institution's participation rate index.

On October 30, 2014, the Obama administration announced that the Department would lead an effort to formalize an interagency task force to conduct oversight of for-profit institutions of higher education, especially regarding alleged unfair, deceptive, and abusive policies and practices. The task force has been formed and includes the Departments of Justice, Treasury and Veterans Affairs, as well as the Consumer Financial Protection Bureau, Federal Trade Commission, Securities and Exchange Commission, and state Attorneys General. The stated purpose of the task force is to “coordinate...activities and promote information sharing to protect students from unfair, deceptive and abusive policies and practices.”
On March 24, 2015, the OIG issued a final audit report titled “Federal Student Aid's Oversight of Schools' Compliance with the Incentive Compensation Ban.” In its report, the OIG concluded that the Department's Office of Federal Student Aid (the “FSA”) failed to (i) revise its enforcement procedures and guidance after the Department eliminated the incentive compensation safe harbors in 2010, (ii) develop procedures and guidance on appropriate enforcement action and (iii) properly resolve incentive compensation ban findings. In response to the report, the OIG and the FSA agreed on corrective action that may increase scrutiny and enforcement action related to payment of incentive compensation.
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
On August 20, 2015, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the Federal Student Aid programs authorized under Title IV of the Higher Education Act. The Department held two public hearings in September 2015 at which interested parties commented on the topics suggested by the Department and suggested additional topics that should be considered for action by the negotiating committee. The Department also accepted written comments and suggestions. The Department intends to convene a committee to develop proposed regulations for determining which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment, and the consequences of the assertion of such borrower defenses for borrowers, institutions and the Department. Specifically, the Department intends to address (i) the procedures to be used for a borrower to establish a defense to repayment, (ii) the criteria the Department will use to identify acts or omissions of an institution that constitute defenses to repayment, (iii) the standards and procedures the Department will use to determine the liability of the institution for amounts based on borrower defenses and (iv) the effect of borrower defenses on institutional capability assessments. The committee met in January and February of 2016, and is scheduled to meet again in March 2016.
Authorization by U.S. Congress of Title IV Programs
The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program through the budget and appropriations process. In 2008, the Higher Education Act was reauthorized through September 2014, and the House Education and the Workforce Committee is currently working to reauthorize the Higher Education Act. The Higher Education Act's programs will continue year-to-year without explicit reauthorization as long as the U.S. Congress appropriates funds for the programs. The U.S. Congress may propose and pass revisions to the Higher Education Act between reauthorizations by using other legislative vehicles such as budget bills and appropriations bills, which could impact funding for student financial aid programs.
There has been increased focus by some in the U.S. Congress on the role that for-profit educational institutions play in higher education. In particular, the Health, Education, Labor and Pensions Committee of the U.S. Senate (“HELP Committee”) held a series of hearings regarding the for-profit education sector and Title IV programs, including a March 2011 hearing specifically entitled “Bridgepoint Education, Inc.: A Case Study in For-Profit Education and Oversight.” The hearings of the HELP Committee, and those of other Congressional committees, have focused on various aspects of the for-profit education sector including student debt, recruitment practices, educational quality, student outcomes, the effectiveness of accrediting bodies, and the amount of Title IV funding received by the for-profit education sector. In connection with these hearings, members of Congress have requested a broad range of detailed information from various for-profit institutions, including Ashford University and University of the Rockies. On July 29, 2012, the majority staff of the HELP Committee issued a report entitled “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success,” which contains the majority staff's findings from the committee's two-year investigation of the for-profit education sector. The report is critical of the sector generally and of us and our institutions specifically, expressing concerns surrounding the amount of Title IV and other federal funds received, the amount of money spent on marketing and recruiting, student retention and default rates, staffing levels, learning outcomes and accreditation, among other items.
Certain members of Congress have proposed legislation that could have an adverse impact on our institutions. Even if this proposed legislation does not pass during the session in which it is introduced, it may be reintroduced or similar legislation may be proposed, or it may serve as a basis of discussion during the reauthorization of the Higher Education Act.
Department Regulation of Title IV Programs
To be eligible to participate in Title IV programs, an institution must comply with the Higher Education Act and the regulations thereunder that are administered by the Department. Among other things, the law and regulations require that an institution (i) be licensed or authorized to offer its educational programs by the states in which it is physically located, (ii) maintain institutional accreditation by an accrediting agency recognized for such purposes by the Department and (iii) be certified to participate in Title IV programs by the Department. Our institutions' participation in Title IV programs subjects them to extensive oversight and review pursuant to regulations promulgated by the Department. Those regulations are subject to revision and amendment from time to time by the Department. The Department's interpretation of its regulations likewise is subject to change. As a result, it is difficult to predict how Title IV program requirements will be applied in all circumstances.
An institution must periodically seek recertification from the Department to continue to participate in Title IV programs and may, in certain circumstances, be subject to review by the Department prior to seeking recertification. The current certification for University of the Rockies is scheduled to expire on June 30, 2016. Ashford University is provisionally certified until September 30, 2016. The Department typically places an institution on provisional certification following a change in ownership resulting in a change of control, and may provisionally certify an institution for other reasons including, but not limited to, failure to comply with certain standards of administrative capability or financial responsibility. During the time when an institution is provisionally certified, it may be subject to adverse action with fewer due process rights than those afforded to other institutions, and it must apply for and receive approval from the Department for any substantial change including but not limited to the establishment of an additional location, an increase in the level of academic offerings, or the addition of certain programs.
The 90/10 rule
Under the Higher Education Act, a for-profit institution loses its eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues (calculated in accordance with applicable Department regulations) from Title IV program funds for two consecutive fiscal years. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single year will be placed on provisional certification and may be subject to other enforcement measures. In the years ended December 31, 2015, 2014 and 2013, Ashford University derived 80.9%, 83.4% and 85.6%, respectively, and University of the Rockies derived 86.6%, 88.3% and 87.6%, respectively, of their respective revenues (calculated in accordance with applicable Department regulations) from Title IV program funds.
Revenue derived from government tuition assistance for military personnel, including veterans, is not considered federal student aid for purposes of the 90/10 calculation, and accordingly helps our institutions satisfy the 90/10 rule. As of December 31, 2015, approximately 28.0% of our institutions' students were affiliated with the military, some of whom are eligible to receive government tuition assistance that may be used to pursue postsecondary degrees.
Incentive compensation
The Higher Education Act prohibits an institution from providing any commission, bonus or other incentive payments based directly or indirectly on success in securing enrollments or financial aid to any persons or entities engaged in student recruiting or admissions activities or making decisions about the award of student financial assistance. Under prior Department regulations, there were 12 “safe harbor” provisions. The Department eliminated all 12 safe harbors, effective July 1, 2011, taking the position that any commission, bonus or other incentive payment based in any part, directly or indirectly, on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the Higher Education Act. The Department issued a Dear Colleague Letter dated March 17, 2011 that attempted to clarify and provide interpretive guidance regarding certain aspects of the regulations, but there remains uncertainty as to what constitutes prohibited incentive compensation.
Qui tam complaints against us and our institutions were unsealed in December 2012 and January 2013. These complaints allege, among other things, that our institutions violated the Federal False Claims Act by falsely certifying to the Department that Ashford University and University of the Rockies, in the case of the qui tam unsealed in December 2012, and Ashford University, in the case of the qui tam unsealed in January 2013, were in compliance with the prior regulations regarding the payment of incentive compensation to enrollment personnel in connection with the institutions' participation in student financial aid programs. The U.S. Department of Justice declined to intervene in the qui tam complaints. The qui tam complaint unsealed in December 2012 was voluntarily dismissed in June 2013, following the U.S. Department of Justice's stipulation to the dismissal. In August 2015, our motion to dismiss the qui tam complaint unsealed in January 2013 was granted, and the case is currently under appeal with the United States Court of Appeals for the Ninth Circuit. During the pendency of the appeal, the parties agreed to settle the case for an immaterial amount and are in the process of finalizing a settlement agreement. For more information regarding claims and lawsuits, see Note 21, “Commitments and Contingencies” to our annual consolidated financial statements included elsewhere in this report.
Cohort default rate
For each federal fiscal year, the Department calculates a rate of student defaults over a three-year measuring period for each educational institution, which is known as a “cohort default rate.” An institution may lose its eligibility to participate in the federal Direct Loan and Pell programs if, for each of the three most recent federal fiscal years, 30% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year.
The three-year cohort default rates for Ashford University for the 2012, 2011 and 2010 federal fiscal years, were 15.3%, 15.3% and 16.3%, respectively. The three-year cohort default rates for University of the Rockies for the 2012, 2011 and 2010 federal fiscal years, were 4.3%, 6.6% and 8.0%, respectively.
The draft three-year cohort default rates for the 2013 federal fiscal year for Ashford University and the University of the Rockies are 14.7% and 3.9%, respectively.
Substantial misrepresentation
The Higher Education Act prohibits an institution participating in Title IV programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges or graduate employability. Under the Department's rules, a “misrepresentation” is any false, erroneous or misleading statement an institution, one of its representatives, or any ineligible institution, organization, or person with whom the institution has an agreement to provide educational programs, or marketing, advertising, recruiting, or admissions services makes directly to a student or prospective student or any member of the public, or to an accrediting agency, to a state agency or the Department. The Department's rules define a “substantial misrepresentation” as any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person's detriment. Considering the broad definition of “substantial misrepresentation,” it is possible that, despite our training efforts and compliance programs, our institutions' employees or service providers may make statements that could be construed as substantial misrepresentations. For-profit educational institutions are also subject to the general deceptive practices jurisdiction of the Federal Trade Commission (the “FTC”) and the Consumer Financial Protection Bureau (the “CFPB”). The FTC and CFPB are intensifying their regulatory scrutiny of our industry and related vendors, sometimes in coordination with the Department of Education and state Attorneys General.
On August 10, 2015, we received from the CFPB Civil Investigative Demands related to the CFPB's investigation to determine whether for-profit post-secondary education companies or other unnamed persons have engaged in or are engaging in unlawful acts or practices related to the advertising, marketing or origination of private student loans. We, together with Ashford University, expect to provide documents, testimony and other information to the CFPB, and cannot predict the eventual scope, duration or outcome of the investigation at this time.
On December 10, 2015, Ashford University received a request for information from the Multi-Regional and Foreign School Participation Division of the FSA for (i) advertising and marketing materials provided to prospective students regarding the transferability of certain credit, (ii) documents produced in response to the CFPB's August 10, 2015 Civil Investigative Demand related to the CFPB's investigation to determine whether for-profit post-secondary education companies or other unnamed persons have engaged in or are engaging in unlawful acts or practices related to the advertising, marketing or origination of private student loans, (iii) certain documents produced in response to subpoenas and interrogatories issued by the California Attorney General and (iv) records created between 2009 and 2012 related to the disbursement of certain Title IV funds. The FSA is investigating representations made by Ashford University to potential and enrolled students, and has asked us and Ashford University to assist in its assessment of Ashford University's compliance with the prohibition on substantial misrepresentations. We, together with Ashford University, intend to provide the FSA with our full cooperation with a view toward demonstrating the compliant nature of our practices.
If the Department determines that one of our institutions has engaged in substantial misrepresentation, the Department may (i) attempt to revoke the institution's program participation agreement if the institution is provisionally certified, (ii) impose limitations on the institution's participation in Title IV programs if the institution is provisionally certified, (iii) deny applications from the institution for approval of new programs or locations or other matters or (iv) initiate proceedings to fine the institution or limit, suspend or terminate its eligibility to participate in Title IV programs. Because Ashford University is provisionally certified, it could be subject to the actions set forth in clauses (i) and (ii) above in addition to any other actions taken by the Department if it were determined that Ashford University has engaged in substantial misrepresentation.
Return of Title IV funds for students who withdraw
If a student who has received Title IV funds withdraws, the institution must determine the amount of Title IV program funds the student has earned pursuant to applicable regulations. If the student withdraws during the first 60% of any payment period (which, for our undergraduate online students, is typically a 20-week term consisting of four five-week courses and, for our campus-based students, is a 16-week semester), the amount of Title IV funds that the student has earned is equal to a pro rata portion of the funds the student received or for which the student would otherwise be eligible for the payment period. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV funds received. If the student has not earned all of the Title IV funds disbursed, the institution must return the unearned funds to the appropriate lender or the Department in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If an institution's annual financial aid compliance audit in either of its two most recently completed fiscal years determines that 5% or more of such returns were not timely made, the institution may be required to submit a letter of credit in favor of the Department equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. For the year ended December 31, 2015, our institutions did not exceed the 5% threshold for late refunds sampled.
Ashford University's administration of Title IV program funds during the period from July 1, 2006 through June 30, 2007, including the return of unearned Title IV funds during the period, is the subject of a compliance audit previously conducted by the OIG. For information regarding the OIG's audit findings, see “Regulation — Department Regulation of Title IV Programs — Compliance reviews, audits and reports” below. In addition, the Multi-Regional and Foreign School Participation Division of the FSA has requested from us and Ashford University records created between 2009 and 2012 related to the disbursement of certain Title IV funds. For additional information regarding the request for information, see “Regulation — Department Regulation of Title IV Programs — Substantial misrepresentation” above.
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

The Department has stated that it will not publish a list of states that meet, or fail to meet, the above requirements, and it is unclear how the Department will interpret these requirements in each state.
The regulations also provide that if an institution is offering postsecondary education through distance or correspondence education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to be legally offering postsecondary distance or correspondence education to students in that state. Additionally, upon request by the Department, an institution must be able to document that it has the applicable state approval. Although our institutions have a process for evaluating the compliance of their online educational programs with state requirements regarding distance and correspondence learning, and have experienced no significant restrictions on their educational activities to date as a result of such requirements, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. For more information, see “Regulation — State Education Licensure and Regulation” below. Moreover, it is also unclear whether and to what extent state agencies may augment or change their regulations in this area as a result of new Department regulations and increased scrutiny. Any failure to comply with state requirements, or any new or modified regulations, could result in our inability to enroll students or receive Title IV funds for students in those states and could result in restrictions on growth and enrollments.
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
Ashford University has a campus that is physically located in Iowa. During the time period in which Ashford University was accredited by the Higher Learning Commission, the Iowa College Student Aid Commission (“ICSAC”) advised Ashford University that the institution was exempt from a requirement to register with the State of Iowa to offer postsecondary degree programs in Iowa by virtue of its accreditation by HLC. In anticipation of its transition to WSCUC accreditation, Ashford University applied for registration with ICSAC. In November 2011, ICSAC determined Ashford University met all requirements to offer postsecondary education in Iowa and approved the institution's registration in Iowa for a four-year period ending November 2015. Ashford University has submitted a renewal application with ICSAC and is authorized to continue operating in Iowa pending ICSAC's review of the renewal application. However, in light of the findings and recommendations contained in the final audit report of the OIG, discussed below under “Regulation — Department Regulation of Title IV Programs — Compliance reviews, audits and reports,” ICSAC stated that it would immediately reconsider the institution's registration for possible revocation if the Department ruled to limit, suspend or terminate the institution's participation in Title IV programs.
University of the Rockies is located in the State of Colorado and has Full Authorization by the Colorado Commission on Higher Education. Such authorization may be lost or withdrawn if University of the Rockies fails to comply with requirements under Colorado statutes and rules for continued authorization.
Gainful employment
On October 31, 2014, the Department published Gainful Employment regulations impacting programs required to prepare graduates for gainful employment in a recognized occupation. Almost all academic programs offered by Title IV-participating private sector institutions of higher education must prepare students for gainful employment in a recognized occupation. The Gainful Employment regulations became effective July 1, 2015, with certain disclosure requirements that are expected to be effective in early 2017.
The Gainful Employment regulations have a framework with three components:

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
The regulations contemplate a transition period in the first several years to afford institutions the opportunity to make changes to their programs and retain Title IV eligibility. Because definitive information necessary to determine how our programs will fare under the accountability measures is not available at this time, we are unable to reliably predict the impact of the Gainful Employment regulations. However, we are currently using available data to evaluate which programs are at risk of failing under the requirements.
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
For the prior fiscal year ended December 31, 2014, the composite score calculated was 2.7, satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. We expect the consolidated composite score to be 1.8 for the year ended December 31, 2015. However, the consolidated calculation is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2015.
Administrative capability
The Department specifies extensive criteria by which an institution must establish that it has the requisite administrative capability to participate in Title IV programs. To meet the administrative capability standards, an institution must, among other things, (i) comply with all applicable Title IV program requirements, (ii) have an adequate number of qualified personnel to administer Title IV programs, (iii) have acceptable standards for measuring the satisfactory academic progress of its students, (iv) have procedures in place for awarding, disbursing and safeguarding Title IV funds and for maintaining required records, (v) administer Title IV programs with adequate checks and balances in its system of internal control over financial reporting, (vi) not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension, (vii) provide financial aid counseling to its students, (viii) refer to the OIG any credible information indicating that any student, parent, employee, third-party servicer or other agent of the institution has engaged in any fraud or other illegal conduct involving Title IV programs, (ix) timely submit all required reports and financial statements and (x) not otherwise appear to lack administrative capability.
Ashford University and University of the Rockies were notified by the Department that it did not believe the institutions fully responded to the disclosures of data required by the Gainful Employment regulations, that this was an indication of a serious lack of administrative capability, and that as a result the Department would not make any decisions regarding the addition of any new programs or additional locations until the reporting requirements were met. The Department informed us that failure to fully comply in all Gainful Employment data reporting requirements could result in the referral of the errant institution to the Department's Administrative Actions and Appeals Service Group for consideration of an administrative action against that institution, including a fine, the limitation, suspension or termination of institutional eligibility to participate in Title IV programs, or revocation of the institution's program participation agreement (if provisional). We worked with the Department to address their concerns with respect to the reporting of our institutions under the Gainful Employment regulations. The Department has since approved two new programs for Ashford University, and we do not anticipate any actions against our institutions related to this notification.
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

•	imposing a monetary liability against an institution in an amount equal to any funds determined to have been improperly disbursed or not to have been properly returned upon student withdrawal;

•	requiring an institution to post a letter of credit in favor of the Department as a condition for continued Title IV eligibility;

•	initiating proceedings to impose a fine or to limit, suspend or terminate an institution's participation in Title IV programs;

•	referring a matter for possible civil or criminal investigation;

•
failing to grant an institution's application for renewal of its certification, or revocation of an institution's provisional certification, to participate in Title IV programs, or imposing conditions on its participation in Title IV programs; or

•	taking emergency action to suspend an institution's participation in Title IV programs without prior notice or a prior opportunity for a hearing.
If sanctions were imposed resulting in a substantial curtailment or termination of our institutions' participation in Title IV programs, enrollments and our revenues, financial condition, cash flows and results of operations would be materially and adversely affected. If our institutions lost their eligibility to participate in Title IV programs, or if the amount of available Title IV program funds were reduced, we would seek to arrange or provide alternative sources of financial aid for students. There is no assurance that any private organizations would be willing to provide financial assistance to our institutions' students. Additionally, the interest rate and other terms of such financial aid would likely not be as favorable as those for Title IV program funds, and we might be required to guarantee all or part of such alternative assistance or might incur other additional costs in connection with securing such alternative assistance. It is unlikely that we would be able to arrange alternative funding to replace all the Title IV funding our institutions' students receive.
Compliance reviews, audits and reports
Our institutions are subject to reviews in connection with periodic renewals of certification to participate in Title IV programs, as well as announced and unannounced compliance reviews and audits by various external agencies, including the Department and the OIG. State licensing agencies, the U.S. Department of Veterans Affairs and accrediting bodies may also conduct audits and reviews of a similar fashion. In addition, as part of the Department's ongoing monitoring of institutions' administration of Title IV programs, the Higher Education Act requires institutions to submit to the Department an annual Title IV compliance audit conducted by an independent certified public accounting firm. In addition, to enable the Department to make a determination of an institution's financial responsibility, each institution must annually submit audited financial statements prepared in accordance with GAAP and Department regulations.
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
Each finding was accompanied by one or more recommendations to the FSA, as summarized below:

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
In June 2011, in connection with Findings 2 and 3, the FSA requested that Ashford University conduct a file review of the return to Title IV calculations for all Title IV recipients who withdrew from distance education programs during award year 2006-2007. The institution cooperated with the request and supplied the information within the time frame required.

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
The Department periodically reviews institutions participating in Title IV programs for compliance with applicable laws and regulations. On July 25, 2012, the Department notified University of the Rockies that it had scheduled an on-site program review, which took place August 20, 2012 through August 24, 2012. In June 2013, University of the Rockies was provided with the Department’s program review report and subsequently filed a timely response to such initial report. Following consideration of the university's response, the Department issued a Final Program Review Determination letter, dated July 22, 2015, which states that University of the Rockies' responses have resolved all findings and the university may consider the program review closed.
On July 31, 2014, the Department notified Ashford University that it intended to conduct a program review of Ashford University’s administration of Title IV programs in which the university participates. The review commenced on August 25, 2014. In November 2014, Ashford University was provided with the Department's program review report and has responded to such initial report. Following consideration of the university's response, the Department will issue a Final Program Review Determination letter. If the Final Program Review Determination letter were to include findings of non-compliance, Ashford University could be required, subject to administrative review procedures, to pay a fine or return Title IV funds previously received, or could be subjected to other administrative sanctions.
Adding teaching locations and implementing new educational programs
The requirements and standards of accrediting agencies, state education agencies and the Department limit our institutions' ability in certain instances to establish additional teaching locations or implement new educational programs. WSCUC, HLC and state education agencies that may authorize or accredit our institutions or their programs generally require institutions to notify them in advance of adding certain new locations or implementing certain new programs, and upon notification may undertake a review of the quality of the facility or the program and the financial, academic and other qualifications of the institution. If an institution participating in Title IV programs plans to add a new location or educational program, the institution must apply under certain circumstances to the Department to have the additional location or educational program designated as within the scope of the institution's Title IV eligibility.
As previously discussed, Ashford University is provisionally certified for Title IV eligibility until September 30, 2016. During the time when an institution is provisionally certified, it must apply for and receive approval from the Department for any substantial change, including but not limited to the establishment of an additional location, an increase in the level of academic offerings, or the addition of certain programs.
Change in ownership resulting in a change of control
The Department and most state and accrediting agencies require institutions of higher education to report or obtain approval of certain changes of control and changes in other aspects of institutional organization or operations. Transactions or events that constitute a change of control may include significant acquisitions or dispositions of an institution's common stock and significant changes in the composition of an institution's governing board. The types of thresholds for such reporting and approval vary among the states and among accrediting agencies. The Department regulations provide that a change of control occurs for a publicly traded corporation if either (i) a person acquires such ownership and control of the corporation so that the corporation is required to file a Current Report on Form 8-K with the SEC disclosing a change of control or (ii) the corporation's largest stockholder who owns at least 25% of the total outstanding voting stock of the corporation, ceases to own at least 25% of such stock or ceases to be the largest stockholder owning at least 25% of the total stock. A significant purchase or disposition of our voting stock, including a disposition of voting stock by Warburg Pincus, could be determined by the Department to be a change of control under this standard. In such event, the regulatory procedures applicable to a change in ownership and control would have to be followed in connection with the transaction. Similarly if such a disposition were deemed a change of control by the applicable accreditor or state educational licensing agency, any required regulatory notifications and approvals would have to be made or obtained.
Privacy of student records
The Family Educational Rights and Privacy Act of 1974 ("FERPA") and the Department's FERPA regulations require educational institutions to protect the privacy of students' educational records by limiting an institution's disclosure of a student's personally identifiable information without the student's prior written consent. FERPA also requires institutions to allow students to review and request changes to their educational records maintained by the institution, to notify students at least annually of this inspection right and to maintain records in each student's file listing requests for access to and disclosures of personally identifiable information and the interest of such party in that information. If an institution fails to comply with FERPA, the Department may require corrective actions by the institution or may terminate an institution's receipt of further federal funds. In addition, educational institutions are obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act ("GLBA"), a federal law designed to protect consumers' personal financial information held by financial institutions and other entities that provide financial services to consumers. The applicable GLBA regulations require an institution to, among other things, develop and maintain a comprehensive, written information security program designed to protect against the unauthorized disclosure of personally identifiable financial information of students, parents or other individuals with whom such institution has a customer relationship. If an institution fails to comply with the applicable GLBA requirements, it may be required to take corrective actions, be subject to monitoring and oversight by the FTC, and be subject to fines or penalties imposed by the FTC.
State Education Licensure and Regulation
California, Iowa and Colorado
Ashford University has designated its San Diego, California facilities as its main campus for Title IV purposes. The university submitted an Application for Approval to Operate an Accredited Institution to BPPE on September 10, 2013. For additional information, see “Regulation — Licensure by California BPPE” above.
Ashford University also has a campus located in Iowa. Ashford University is registered as a postsecondary school in the state of Iowa by ICSAC. To maintain its Iowa registration, the university must comply with applicable requirements under Iowa statutes and rules. In July 2015, the Ashford University Board of Trustees made the decision to close the Clinton Campus after the 2015-2016 academic year, following the implementation of a one-year teach-out plan. On December 22, 2015, we entered into a Purchase Agreement and Escrow Instructions with Catalyst pursuant to which we agreed to sell the Clinton Campus to Catalyst. Simultaneously with the closing of the sale on December 29, 2015, we entered into a Lease Agreement with Catalyst pursuant to which we are leasing the Clinton Campus from Catalyst through December 31, 2016.
University of the Rockies' campus is located in Colorado. The university is authorized to operate by the Colorado Commission on Higher Education. To maintain its Colorado authorization, the university must comply with applicable requirements under Colorado statutes and rules.
The Higher Education Act requires Ashford University and University of Rockies to be legally authorized in the states in which they are physically located in order to participate in Title IV programs. Department regulations impose Title IV program requirements for an institution to be considered legally authorized by a state. Our failure to hold required authorizations in California, Iowa, or Colorado could cause Ashford University or University of the Rockies, as applicable, to lose their authorization to deliver educational programs and to grant degrees and other credentials and lose their eligibility to participate in Title IV programs. For additional information, see “Regulation — Department Regulation of Title IV Programs — State authorization” above.
Additional state regulation
Most state education agencies impose regulatory requirements on educational institutions operating within their boundaries. Some states have sought to assert jurisdiction over out-of-state educational institutions offering online programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. In addition to California, Iowa and Colorado, we have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the state education agency in those states, and in other states we have obtained state education agency approvals as we have determined necessary in connection with our marketing and recruiting activities. We review state licensure requirements when appropriate to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization. Because we enroll students throughout the United States, we may have to seek licensure or authorization in additional states in the future.
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
Effective July 1, 2011, the Department regulations imposed new Title IV state authorization requirements for institutions that offer postsecondary education through distance education to students in states in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state. The regulations have been the subject of a federal court challenge and a subsequent announcement by the Department regarding their enforcement. For additional information, see “Regulation — Department Regulation of Title IV Programs — State authorization” above.
The Iran Threat Reduction and Syria Human Rights Act of 2012
During 2015, Santander Asset Management Investment Holdings Limited (“SAMIH”) and Endurance International Group Holdings, Inc. (“Endurance”) engaged in certain activities that are subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. These activities are disclosed in Exhibit 99.1 to this annual report. Affiliates of Warburg Pincus, LLC (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of and have the right to designate members of the board of directors of each of SAMIH and Endurance. We will be required to separately file with the SEC, concurrently with this annual report, a notice that such activities have been disclosed in this annual report, which notice must also contain the information required by Section 13(r) of the Exchange Act.

Item 1A. Risk Factors.
Investing in our common stock involves risk. Before making an investment in our common stock, you should carefully consider the risk factors set forth below, as well as the other information contained in this Annual Report on Form 10-K, including our annual consolidated financial statements and the information set forth in Item 1, “Business” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The risks described below are those which we believe are the material risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may impact our business operations. Any of the risks described below could materially adversely affect our business, prospects, financial condition, cash flows and results of operations. In these circumstances, the trading price of our common stock could decline and you could lose all or part of your investment.
Risks Related to Material Weaknesses In Internal Control Over Financial Reporting
We have identified material weaknesses in our internal control over financial reporting. If our remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results, which could adversely affect our stock price and result in our inability to maintain compliance with applicable stock exchange listing requirements.
We concluded that there were material weaknesses in our internal control over financial reporting as of December 31, 2015, as we did not maintain effective controls over the accounting for revenue recognition. Specifically, we did not maintain effective controls surrounding the selection and application of accounting principles generally accepted in the United States (“GAAP”) related to revenue recognition. We also did not maintain effective controls to assess the reliability of system generated data used in the operation of certain revenue recognition controls. These control deficiencies did not result in a material misstatement of our consolidated financial statements for the year ended December 31, 2015 or any of the quarters in fiscal year 2015. However, these control deficiencies could result in misstatements of revenue, bad debt expense, accounts receivable, deferred revenue and the related financial disclosures that would result in a material misstatement of our consolidated financial statements that would not be prevented or detected and corrected on a timely basis. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Management evaluated our disclosure controls and procedures and internal control over financial reporting as of December 31, 2015 and concluded that each was ineffective as of December 31, 2015. This Annual Report on Form 10-K reflects management's conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2015. See Item 9A, “Controls and Procedures.” The existence of this issue could adversely affect us, our reputation and investors' perception of us.
We plan to implement measures to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. These measures include the hiring of new accounting personnel, as well as providing additional training for existing personnel. These measures also include the implementation of financial reporting risk assessments and review processes to ensure the related significant accounting policies are implemented and applied properly under GAAP on a consistent basis through the Company. We plan to perform a review of all key reports utilized in the revenue and receivable cycle to ensure appropriate controls are in place over the completeness and accuracy of the underlying data used in these key reports. We have also established enhanced procedures to ensure appropriate review of accounting policies by the members of our management team with the requisite level of accounting knowledge, experience and training.
However, we have not completed all of the corrective processes and procedures and the related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weaknesses, we may determine to implement additional measures to address the underlying control deficiencies. The actions we are taking to remediate the material weaknesses are subject to ongoing senior management review, as well as oversight by the audit committee of our board of directors.
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
In the years ended December 31, 2015, 2014 and 2013, Ashford University derived 80.9%, 83.4% and 85.6%, respectively, and University of the Rockies derived 86.6%, 88.3% and 87.6%, respectively, of their revenues (in each case calculated in accordance with applicable regulations of the Department) from Title IV programs. If our institutions were to lose eligibility to participate in Title IV programs or were to have such participation substantially curtailed, enrollments and our revenues, financial condition, cash flows and results of operations would be materially and adversely affected.
To participate in Title IV programs, an institution must be (i) legally authorized to operate in the state in which it is physically located, (ii) accredited by an accrediting agency recognized by the Department as a reliable indicator of educational quality and (iii) certified as an eligible institution by the Department. As a result, we are subject to extensive regulation by state education agencies, our institutions' accrediting agencies and the Department. These regulatory requirements cover many aspects of our operations. They also restrict our ability to acquire or open new schools, add new or expand existing educational programs, change our corporate structure or ownership, and make other substantive changes. If one of our institutions fails to comply with these regulatory requirements, the Department could impose sanctions on that institution, depending on the nature of the noncompliance. For additional information, see “Regulation — Department Regulation of Title IV Programs — Potential effect of noncompliance with Title IV regulations” in Item 1, "Business."
Given that state education agencies, the Department and our institutions' accrediting agencies, WSCUC and HLC, periodically revise their requirements and modify their interpretations of existing requirements, we cannot reliably predict how these regulatory requirements will be applied or whether we will be able to comply with all of the requirements.
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
The final audit report contained audit findings for the 2006-2007 award year and related recommendations to the FSA. For additional information regarding the OIG's final audit report and the findings and recommendations contained therein, see “Regulation — Department Regulation of Title IV Programs — Compliance reviews, audits and reports” in Item 1, "Business." If the FSA were to determine to assess a monetary liability or commence an action to limit, suspend or terminate the university's participation in Title IV programs, Ashford University would have an opportunity to contest the assessment or proposed action through a series of administrative proceedings, with the right to seek review of any final administrative action in the federal courts. Although we believe Ashford University operates in substantial compliance with Department regulations that are applicable to the areas under review, we cannot predict the ultimate extent of the potential liability or remedial actions, if any, that might result from the OIG recommendations in the final audit report. Such findings and the related potential liability or remedial action could have a material adverse effect on our reputation in the industry, our ability to recruit students and our business, financial condition, cash flows and results of operations.
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

As part of a continuing monitoring process relating to WSCUC's grant of initial accreditation, Ashford University hosted a visiting team from WSCUC in a special visit in April 2015. In July 2015, Ashford University received an Action Letter from WSCUC outlining the findings arising out of its team's special visit. The Action Letter stated that the WSCUC visiting team found substantial evidence that Ashford University continues to make sustained progress in all six areas recommended by WSCUC in 2013. WSCUC also performs Mid-Cycle Reviews of its accredited institutions near the midpoint of their periods of accreditation, as required by the Department. The purpose of the Mid-Cycle Review is to identify problems with an institution’s or program’s continued compliance with agency standards while taking into account institutional or program strengths and stability. The Mid-Cycle Review report will focus particularly on student achievement, including indicators of educational effectiveness, retention and graduation data.
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
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. Effective July 1, 2011, the Department established new requirements to determine if an institution is considered to be legally authorized by a state. For additional information, see “Regulation — Department Regulation of Title IV Programs — State authorization” in Item 1, "Business." In connection with its transition to WSCUC accreditation, Ashford University designated its San Diego, California facilities as its main campus for Title IV purposes and submitted an Application for Approval to Operate an Accredited Institution to the BPPE on September 10, 2013.
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
The Department periodically reviews institutions participating in Title IV programs for compliance with applicable laws and regulations. On July 31, 2014, the Department notified Ashford University that it intended to conduct a program review of Ashford University’s administration of Title IV programs in which the university participates. The review commenced on August 25, 2014, and covers federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the Clery Act, the Drug-Free Schools and Communities Act and related regulations. The review may be expanded if deemed appropriate by the Department. Ashford University was provided with the Department's program review report and has responded to such initial report. Following consideration of the university's response, the Department will issue a Final Program Review Determination letter. If the Final Program Review Determination letter were to include significant findings of non-compliance, Ashford University could be required, subject to administrative review procedures, to pay a fine or return Title IV funds previously received, or could be subjected to other administrative sanctions. While we cannot currently predict the final outcome of the Department reviews, any such adverse finding in the Final Program Review Determination letter could damage the institution’s reputation in the industry and negatively impact enrollments and our revenues, financial condition, cash flows and results of operations.
Additional regulations or regulatory scrutiny resulting from action by the Department or other executive action could result in increased compliance costs, fines, sanctions or lawsuits, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Three negotiated rulemaking sessions held between January and March of 2014 resulted in draft regulations to enact changes to the Clery Act required by the enactment of the VAWA. The Department published final regulations in the Federal Register on October 20, 2014, which became effective on July 1, 2015. Among other things, VAWA requires institutions to compile statistics for additional incidents to those currently required by the Clery Act and include certain policies, procedures and programs pertaining to these incidents in annual security reports.
The Department held Program Integrity and Improvement negotiated rulemaking sessions between February and May of 2014 that focused on topics including, but not limited to, cash management of Title IV program funds, state authorization for programs offering distance or correspondence education, credit and clock hour conversions, the retaking of coursework, and the definition of “adverse credit” for PLUS loan borrowers. No consensus resulted from the rulemaking sessions. As a result, the Department had discretion to propose Program Integrity regulations in these areas. In August 2014, the Department published a Notice of Proposed Rulemaking proposing new regulations regarding the federal Direct PLUS loan program. The final regulations became effective on July 1, 2015 and update the standards for determining if a potential parent or student borrower has an adverse credit history for purposes of eligibility for a PLUS loan. Specifically, the regulations revise the definition of “adverse credit history” and require that parents and students who have an adverse credit history, but who are approved for a PLUS loan on the basis of extenuating circumstances or who obtain an endorser for the PLUS loan, must receive loan counseling before receiving the loan.
On September 3, 2014, the Department published a notice in the Federal Register to announce its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the William D. Ford “Federal Direct Loan Program” authorized by the Higher Education Act. Two public hearings were held in October and November 2014. On December 19, 2014, the Department published a notice to announce its intention to establish the committee to (i) prepare proposed regulations to establish a new Pay as Your Earn repayment plan for those not covered by the existing Federal Direct Loan Program and (ii) establish procedures for FFEL Program loan holders to use to identify U.S. military service members who may be eligible for a lower interest rate on their FFEL Program loans. The committee met in February, March and April of 2015. On July 9, 2015, the Department published a Notice of Proposed Rulemaking proposing to amend the regulations governing the Federal Direct Loan Program, and on October 30, 2015, the regulations were amended to create a new income-contingent repayment plan in accordance with President Obama's initiative to allow more Federal Direct Loan Program borrowers to cap their loan payments at 10% of their monthly income. Changes were also made to the FFEL Program and Federal Direct Loan Program regulations to streamline and enhance existing processes and provide additional support to struggling borrowers. The amended regulations also expand the circumstances in which an institution may challenge or appeal a draft or final cohort default rate based on the institution's participation rate index.
On October 30, 2014, the Obama administration announced that the Department would lead an effort to formalize an interagency task force to conduct oversight of for-profit institutions of higher education, especially regarding alleged unfair, deceptive, and abusive policies and practices. The task force has been formed and includes the Departments of Justice, Treasury and Veterans Affairs, as well as the Consumer Financial Protection Bureau, Federal Trade Commission, Securities and Exchange Commission, and state Attorneys General. The stated purpose of the task force is to “coordinate...activities and promote information sharing to protect students from unfair, deceptive and abusive policies and practices.”
On March 24, 2015, the OIG issued a final audit report titled “Federal Student Aid's Oversight of Schools' Compliance with the Incentive Compensation Ban.” In its report, the OIG concluded that the FSA failed to (i) revise its enforcement procedures and guidance after the Department eliminated the incentive compensation safe harbors in 2010, (ii) develop procedures and guidance on appropriate enforcement action and (iii) properly resolve incentive compensation ban findings. In response to the report, the OIG and the FSA agreed on corrective action that may increase scrutiny and enforcement action related to payment of incentive compensation.

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
On August 20, 2015, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the Federal Student Aid programs authorized under Title IV of the Higher Education Act. The Department held two public hearings in September 2015 at which interested parties commented on the topics suggested by the Department and suggested additional topics that should be considered for action by the negotiating committee. The Department also accepted written comments and suggestions. The Department intends to convene a committee to develop proposed regulations for determining which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment, and the consequences of the assertion of such borrower defenses for borrowers, institutions and the Department. Specifically, the Department intends to address (i) the procedures to be used for a borrower to establish a defense to repayment, (ii) the criteria the Department will use to identify acts or omissions of an institution that constitute defenses to repayment, (iii) the standards and procedures the Department will use to determine the liability of the institution for amounts based on borrower defenses and (iv) the effect of borrower defenses on institutional capability assessments. The committee met in January and February of 2016, and is scheduled to meet again in March 2016.
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
Any action by the U.S. Congress to revise the laws governing Title IV programs or to reduce funding for these programs could negatively impact our business.
The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program through the budget and appropriations process. In 2008, the Higher Education Act was reauthorized through September 2014, and the House Education and the Workforce Committee is currently working to reauthorize the Higher Education Act. The Higher Education Act's programs will continue year-to-year without explicit reauthorization as long as the U.S. Congress appropriates funds for the programs. The U.S. Congress may propose and pass revisions to the Higher Education Act between reauthorizations by using other legislative vehicles such as budget bills and appropriations bills, which could impact funding for student financial aid programs.
There has been increased focus by some in the U.S. Congress on the role that for-profit educational institutions play in higher education. In particular, the HELP Committee held a series of hearings regarding the for-profit education sector and Title IV programs, including a March 2011 hearing specifically entitled “Bridgepoint Education, Inc.: A Case Study in For-Profit Education and Oversight.” The hearings of the HELP Committee, and those of other Congressional committees, have focused on various aspects of the for-profit education sector including student debt, recruitment practices, educational quality, student outcomes, the effectiveness of accrediting bodies, and the amount of Title IV funding received by the for-profit education sector. In connection with these hearings, members of Congress have requested a broad range of detailed information from various for-profit institutions, including Ashford University and University of the Rockies. On July 29, 2012, the majority staff of the HELP Committee issued a report entitled “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success,” which contains the majority staff's findings from the committee's two-year investigation of the for-profit education sector. The report is critical of the sector generally and of us and our institutions specifically, expressing concerns surrounding the amount of Title IV and other federal funds received, the amount of money spent on marketing and recruiting, student retention and default rates, staffing levels, learning outcomes and accreditation, among other items.
Certain members of Congress have proposed legislation that could have an adverse impact on our institutions. Even if this proposed legislation does not pass during the session in which it is introduced, it may be reintroduced or similar legislation may be proposed, or it may serve as a basis of discussion during the reauthorization of the Higher Education Act.
We cannot predict what legislation, if any, will arise out of the reauthorization of the Higher Education Act, the HELP Committee hearings or other Congressional deliberations, or what impact any such legislation might have on the for-profit education sector and our business in particular. However, any action by the U.S. Congress that significantly reduces Title IV program funding or the eligibility of our institutions or students to participate in Title IV programs, or that requires us to modify our practices in ways that could increase our administrative costs and reduce our profit margin, would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
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
Under the Higher Education Act, a proprietary institution loses eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues (calculated in accordance with applicable Department regulations) from Title IV program funds for two consecutive fiscal years. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single year will be placed on provisional certification and may be subject to other enforcement measures. In the years ended December 31, 2015, 2014 and 2013, Ashford University derived 80.9%, 83.4% and 85.6%, respectively, and University of the Rockies derived 86.6%, 88.3% and 87.6%, respectively, of their respective revenues (calculated in accordance with applicable Department regulations) from Title IV program funds. Both Ashford University and University of the Rockies continue to monitor these calculations.
Revenue derived from government tuition assistance for military personnel, including veterans, is not considered federal student aid for purposes of the 90/10 calculation, and accordingly helps our institutions satisfy the 90/10 rule. As of December 31, 2015, approximately 28.0% of our institutions' students were affiliated with the military, some of whom are eligible to receive government tuition assistance that may be used to pursue postsecondary degrees. If there were a reduction in funding of government tuition assistance for military personnel, including veterans, or if our revenue derived from such funding were otherwise to decrease, it could be significantly more difficult for our institutions to satisfy the 90/10 rule. In addition, recent changes in federal law that increased Title IV grant and loan limits, and any such additional increases in the future, may result in an increase in the revenues we receive from Title IV programs and make it more difficult for our institutions to satisfy the 90/10 rule. Failure to satisfy the 90/10 rule could result in our institutions losing eligibility to participate in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
The U.S. Congress could propose and adopt legislation that amends the 90/10 rule in ways that make it more difficult for our institutions to satisfy the 90/10 rule. For example, in late 2011, the Ensuring Quality Education for Veterans Act was introduced, which proposed to treat government tuition assistance for military personnel, including veterans, as federal student aid for purposes of calculations under the 90/10 rule. Similarly, in January 2012, Senator Richard Durbin introduced the Protecting Our Students and Taxpayers Act, which proposed to have a proprietary institution lose eligibility to participate in Title IV programs if the institution derives more than 85% its revenues (calculated in accordance with applicable Department regulations) from federal funds (including Title IV programs, government tuition assistance for military personnel, including veterans, and other sources of federal funds) for one fiscal year. The bill would also make it harder for institutions to use institutional loans (i.e., loans the institutions make to students) to help satisfy the 90/10 rule. On November 6, 2013, Senators Richard Durbin and Tom Harkin re-introduced the Protecting Students and Taxpayers Act of 2013, which proposed to have a for-profit institution lose eligibility to participate in Title IV funds if the institution derives more than 85% of its revenues from federal funds, including Title IV programs, revenue from the GI Bill and Department of Defense Tuition Assistance funds. If one or more of these or similar bills were to be enacted and signed into law, it could be significantly more difficult for our institutions to satisfy the 90/10 rule (or, potentially, the new 85/15 rule) and they could lose eligibility to participate in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our institutions could lose eligibility to participate in Title IV programs or face other sanctions if they pay incentive compensation to persons or entities involved in certain recruiting, admissions or financial aid awarding activities.
The Higher Education Act prohibits an institution from making any commission, bonus or other incentive payment based directly or indirectly on securing enrollments or financial aid to any persons or entities involved in student recruiting or admissions activities, or in making decisions about the award of student financial assistance. For additional information, see “Regulation — Department Regulation of Title IV Programs — Incentive compensation” in Item 1, "Business." The criteria for compliance with the Department's rules prohibiting incentive compensation are not clear in all circumstances, and the Department will not review or approve compensation plans prior to their implementation.
In Finding 1 of the OIG's final audit report related to its compliance audit of Ashford University, the OIG asserted that Ashford University, during the 2006-2007 award year, designed a compensation plan for admissions counselors that provided incentive payments based on success in securing enrollments and did not establish that its plan and practices qualified for certain regulatory safe harbors. To the extent Ashford University cannot establish that its salary adjustments for admissions counselors in the 2006-2007 award year qualified for the regulatory safe harbors, the OIG recommended that the FSA take appropriate action to impose a fine on the university or to limit, suspend or terminate the institution's eligibility for Title IV programs. For additional information regarding the OIG's final audit report, see “Regulation — Department Regulation of Title IV Programs — Compliance reviews, audits and reports” in Item 1, "Business."
On October 10, 2012, we received a letter from the Justice Department informing us that the Justice Department was investigating the compensation of our admissions personnel. In January 2013, we were notified that the Justice Department had declined to intervene in a qui tam complaint unsealed on January 2, 2013. The qui tam complaint alleges, among other things, that Ashford University violated the federal False Claims Act by falsely certifying to the Department that the university was in compliance with various regulations regarding the payment of incentive compensation to enrollment personnel in connection with the institution's participation in student financial aid programs. In March 2015, we filed a motion to dismiss the case, which was granted without leave to amend on August 17, 2015. The case is currently under appeal with the United States Court of Appeals for the Ninth Circuit. During the pendency of the appeal, the parties agreed to settle the case for an immaterial amount and are in the process of finalizing a settlement agreement.
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
Effective July 1, 2011, the Department eliminated 12 safe harbors describing compensation arrangements that did not violate the incentive compensation rule, including the payment and adjustment of salaries and bonuses under certain conditions. For additional information regarding the elimination of the safe harbors, see “Regulation — Department Regulation of Title IV Programs — Incentive compensation” in Item 1, "Business." Our institutions modified some of their compensation practices as a result of the elimination of the safe harbors. These changes have affected, and may continue to affect, the ability of our institutions to compensate admissions counselors and other covered employees in a manner that appropriately reflects their relative merit, which in turn (i) has reduced, and may continue to reduce, employee effectiveness and our ability to attract and retain staff with the desired talent and motivation to succeed and (ii) has impaired, and may continue to impair, our ability to sustain and grow our business, either of which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our institutions may lose eligibility to participate in Title IV programs if too many students default on their loans.
For each federal fiscal year, the Department calculates a rate of student defaults over a three-year measuring period for each educational institution, which is known as a “cohort default rate.” An institution may lose its eligibility to participate in the federal Direct Loan and Pell programs if, for each of the three most recent federal fiscal years, 30% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. The three-year cohort default rates for Ashford University for the 2012, 2011 and 2010 federal fiscal years, were 15.3%, 15.3% and 16.3%, respectively. The three-year cohort default rates for University of the Rockies for the 2012, 2011 and 2010 federal fiscal years, were 4.3%, 6.6% and 8.0%, respectively. Loss of eligibility to participate in Title IV programs would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
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
On August 10, 2015, we received from the CFPB Civil Investigative Demands related to the CFPB's investigation to determine whether for-profit post-secondary education companies or other unnamed persons have engaged in or are engaging in unlawful acts or practices related to the advertising, marketing or origination of private student loans. We, together with Ashford University, expect to provide documents, testimony and other information to the CFPB, and cannot predict the eventual scope, duration or outcome of the investigation at this time.
On December 10, 2015, Ashford University received a request for information from the Multi-Regional and Foreign School Participation Division of the FSA for (i) advertising and marketing materials provided to prospective students regarding the transferability of certain credit, (ii) documents produced in response to the CFPB's August 10, 2015 Civil Investigative Demand related to the CFPB's investigation to determine whether for-profit post-secondary education companies or other unnamed persons have engaged in or are engaging in unlawful acts or practices related to the advertising, marketing or origination of private student loans, (iii) certain documents produced in response to subpoenas and interrogatories issued by the California Attorney General and (iv) records created between 2009 and 2012 related to the disbursement of certain Title IV funds. The FSA is investigating representations made by Ashford University to potential and enrolled students, and has asked us and Ashford University to assist in its assessment of Ashford University's compliance with the prohibition on substantial misrepresentations. We, together with Ashford University, intent to provide the FSA with our full cooperation with a view toward demonstrating the compliant nature of our practices.
If the Department determines that one of our institutions has engaged in substantial misrepresentation, the Department may (i) attempt to revoke the institution's program participation agreement if the institution is provisionally certified, (ii) impose limitations on the institution's participation in Title IV programs if the institution is provisionally certified, (iii) deny applications from the institution for approval of new programs or locations or other matters or (iv) initiate proceedings to fine the institution or limit, suspend or terminate its eligibility to participate in Title IV programs. Because Ashford University is provisionally certified, it could be subject to the actions set forth in clauses (i) and (ii) above in addition to any other actions taken by the Department if it were determined that Ashford University has engaged in substantial misrepresentation. The imposition of these sanctions, including the loss of eligibility to participate in Title IV programs, would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our institutions may lose eligibility to participate in Title IV programs or face other sanctions if they fail to correctly calculate and timely return Title IV program funds for students who withdraw before completing their educational program.
An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. For additional information, see “Regulation — Department Regulation of Title IV Programs — Return of Title IV funds for students who withdraw” in Item 1, "Business." Failure to make timely returns of Title IV program funds for 5% or more of students sampled in the institution's annual compliance audit in either of its two most recently completed fiscal years can result in an institution having to post a letter of credit in an amount equal to 25% of its prior year returns of Title IV program funds. If unearned funds are not properly calculated and returned in a timely manner, an institution is also subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV programs.
In Finding 3 of the OIG's final audit report pertaining to its compliance audit of Ashford University, the OIG asserted that Ashford University, during the 2006-2007 award year, did not in all instances timely return Title IV funds for students who withdrew or went on a leave of absence from school. Accordingly, the OIG recommended that the FSA (i) require Ashford University to develop and implement certain remedial policies and procedures and (ii) take appropriate action to impose a fine on the university or to limit, suspend or terminate the institution's eligibility for Title IV programs, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations. For additional information about the OIG's final audit report, see “Regulation — Department Regulation of Title IV Programs —Compliance reviews, audits and reports” in Item 1, "Business." In addition, the Multi-Regional and Foreign School Participation Division of the FSA has requested from us and Ashford University records created between 2009 and 2012 related to the disbursement of certain Title IV funds. For additional information regarding the request for information, see “Regulation — Department Regulation of Title IV Programs — Substantial misrepresentation” in Item 1, "Business."
Our institutions may lose eligibility to participate in Title IV programs or face other sanctions if they are not legally authorized to operate in the states in which they are physically located.
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. For additional information, see “Regulation — State authorization” in Item 1, "Business." Although our institutions have a process for evaluating the compliance of their online educational programs with state requirements regarding distance and correspondence learning, and have experienced no material restrictions on their educational activities to date as a result of these requirements, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. For additional information, see “Regulation — State Education Licensure and Regulation” in Item 1, "Business." Moreover, it is also unclear whether and to what extent state agencies may augment or change their regulations in this area as a result of new Department regulations and increased scrutiny. Any failure to comply with state requirements, or any new or modified regulations, could result in our inability to enroll students or receive Title IV funds for students in those states and could result in restrictions on growth and enrollments.
Ashford University has a campus that is physically located in Iowa. During the time period in which Ashford University was accredited by HLC, ICSAC advised Ashford University that the institution was exempt from a requirement to register with the State of Iowa to offer postsecondary degree programs in Iowa by virtue of its accreditation by HLC. In anticipation of its transition to WSCUC accreditation, Ashford University applied for registration with ICSAC. In November 2011, ICSAC determined Ashford University met all requirements to offer postsecondary education in Iowa and approved the institution's registration in Iowa for a four-year period ending November 2015. Ashford University has submitted a renewal application with ICSAC and is authorized to continue operating in Iowa pending ICSAC's review of the renewal application. However, in light of the findings and recommendations contained in the final audit report of the OIG, ICSAC stated that it would immediately reconsider the institution's registration for possible revocation if the Department ruled to limit, suspend or terminate the institution's participation in Title IV programs. For additional information about the OIG's final audit report, see “Regulation — Department Regulation of Title IV Programs — Compliance reviews, audits and reports” in Item 1, "Business."
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
Our institutions may be required to modify or eliminate certain programs, or certain programs may lose Title IV eligibility, if they do not lead to gainful employment in a recognized occupation, as determined by the Department.
In 2014, the Department published Gainful Employment regulations impacting programs required to prepare graduates for gainful employment in a recognized occupation. Almost all academic programs offered by Title IV-participating private sector institutions of higher education must prepare students for gainful employment in a recognized occupation. The Gainful Employment regulations, which became effective July 1, 2015, contain a three-part framework that requires (i) certification by an institution that its gainful employment programs meet certain requirements, (ii) minimum standards to be met regarding the debt burden versus earnings of the graduates of gainful employment programs and (iii) disclosures by an institution regarding the performance and outcomes of their gainful employment programs. The regulations contemplate a transition period in the first several years to afford institutions the opportunity to make changes to their programs and retain Title IV eligibility. For additional information about the Gainful Employment regulations, see “Regulation — Department Regulation of Title IV Programs — Gainful employment” in Item 1, “Business.”
Under the final Gainful Employment regulations, the continuing eligibility of certain of our educational programs for Title IV program funding is at risk due to a number of factors, some of which are beyond our control including, without limitation, changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, and changes in the percentage of our former students who are current in repayment of their student loans. The factors noted above could reduce our ability to confidently offer or continue certain types of programs for which there is a market demand. Because definitive information necessary to determine how our programs will fare under the accountability measures is not available at this time, we are unable to reliably predict the impact of the Gainful Employment regulations on our enrollments and revenue. However, we are currently using available data to evaluate which programs are at risk of being impacted by the regulations.
Based on our evaluations using currently available data, we believe that certain of our programs may be impacted by the Gainful Employment regulations. Management is considering whether certain programs will be able to avoid falling into the Fail or Zone categories through adjustments to program price or the duration of programs, if appropriate and consistent with programmatic standards and as permitted by applicable regulations. There can be no assurance that these adjustments will result in compliance with the Gainful Employment regulations. For programs where such adjustments are not feasible or do not result in compliance with the Gainful Employment regulations, we may discontinue such programs. The adjustment or discontinuation of any of our programs, or the loss of Title IV eligibility for certain of our programs if not adjusted or discontinued, could have a material adverse effect on enrollments and our business, financial condition, results of operations and cash flows.
The Gainful Employment regulations also provide that if a program fails to satisfy at least one of the two tests set forth in the regulations relating to minimum student debt service-to-earnings ratios, the institution will be required to provide a warning notice to prospective and enrolled students advising them that the program may lose Title IV eligibility based on final student debt service-to-earnings ratios for the next award year. If we are required to provide a warning notice with respect to any of our programs, it could have a material adverse effect on enrollment in those programs even before any determination has been made regarding eligibility of the program to participate in Title IV programs, which could adversely affect our business, financial condition, results of operations and cash flows.
Ashford University and University of the Rockies were notified by the Department that it did not believe the institutions fully responded to the disclosures of data required by the Gainful Employment regulations, that this was an indication of a serious lack of administrative capability, and that as a result the Department would not make any decisions regarding the addition of any new programs or additional locations until the reporting requirements were met. The Department informed us that failure to fully comply in all Gainful Employment data reporting requirements could result in the referral of the errant institution to the Department's Administrative Actions and Appeals Service Group for consideration of an administrative action against that institution, including a fine, the limitation, suspension or termination of institutional eligibility to participate in Title IV programs, or revocation of the institution's program participation agreement (if provisional). We worked with the Department to address their concerns with respect to the reporting of our institutions under the Gainful Employment regulations. The Department has since approved two new programs for Ashford University, and we do not anticipate any actions against our institutions related to this notification.
The failure of our institutions to demonstrate financial responsibility may result in a loss of eligibility to participate in Title IV programs or require the posting of a letter of credit in order to maintain eligibility to participate in Title IV programs.
To participate in Title IV programs, an eligible institution must, among other things, satisfy specific measures of financial responsibility prescribed by the Department or post a letter of credit in favor of the Department and possibly accept other conditions to the institution's participation in Title IV programs. For additional information regarding the Department's financial responsibility requirements, see “Regulation — Department Regulation of Title IV Programs — Financial responsibility” in Item 1, "Business." If our institutions are found not to have satisfied the Department's financial responsibility requirements, they could be limited in their access to, or lose, Title IV program funding, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
The failure of our institutions to demonstrate administrative capability may result in a loss of eligibility to participate in Title IV programs.
Department regulations specify extensive criteria by which an institution must establish that it has the requisite administrative capability to participate in Title IV programs. For additional information regarding the Department's administrative capability standards, see “Regulation — Department Regulation of Title IV Programs — Administrative capability” in Item 1, "Business." If we are found not to have satisfied the Department's administrative capability requirements, we could be limited in our access to, or lose, Title IV program funding, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Ashford University and University of the Rockies were notified by the Department that it did not believe the institutions fully responded to the disclosures of data required by the Gainful Employment regulations, that this was an indication of a serious lack of administrative capability, and that as a result the Department would not make any decisions regarding the addition of any new programs or additional locations until the reporting requirements were met. The Department informed us that failure to fully comply in all Gainful Employment data reporting requirements could result in the referral of the errant institution to the Department's Administrative Actions and Appeals Service Group for consideration of an administrative action against that institution, including a fine, the limitation, suspension or termination of institutional eligibility to participate in Title IV programs, or revocation of the institution's program participation agreement (if provisional). We worked with the Department to address their concerns with respect to the reporting of our institutions under the Gainful Employment regulations. The Department has since approved two new programs for Ashford University, and we do not anticipate any actions against our institutions related to this notification.
Our institutions must periodically seek recertification to participate in Title IV programs and may, in certain circumstances, be subject to review by the Department prior to seeking recertification.
An institution must periodically seek recertification from the Department to continue to participate in Title IV programs and may, in certain circumstances, be subject to review by the Department prior to seeking recertification. The current certification for University of the Rockies is scheduled to expire on June 30, 2016. Ashford University is provisionally certified until September 30, 2016. The Department typically places an institution on provisional certification following a change in ownership resulting in a change of control, and may provisionally certify an institution for other reasons including, but not limited to, failure to comply with certain standards of administrative capability or financial responsibility. During the time when an institution is provisionally certified, it may be subject to adverse action with fewer due process rights than those afforded to other institutions, and it must apply for and receive approval from the Department for any substantial change including, but not limited to, the establishment of an additional location, an increase in the level of academic offerings, or the addition of certain programs. The FSA is investigating representations made by Ashford University to potential and enrolled students, and has asked us and Ashford University to assist in its assessment of Ashford University's compliance with the prohibition on substantial misrepresentations. Because Ashford University is provisionally certified, one of the actions the Department may take if it determines Ashford University has engaged in substantial misrepresentation is to attempt to revoke Ashford University's program participation agreement.
The Department may also review our institutions' continued certification to participate in Title IV programs if we undergo a change of control. In addition, the Department may take emergency action to suspend an institution's certification without advance notice if it determines the institution is violating Title IV requirements and that immediate action is necessary to prevent misuse of Title IV funds. If the Department revokes, or does not renew, our institutions' certifications to participate in Title IV programs, our institutions' students would no longer be able to receive Title IV funds, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
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
For additional information regarding the incentive compensation rule, see “Regulation — Department Regulation of Title IV Programs — Incentive compensation” in Item 1, "Business." For more information regarding claims and lawsuits, see Note 21, “Commitments and Contingencies” to our annual consolidated financial statements included elsewhere in this report.
The failure of our institutions to demonstrate compliance with state laws may result in liability to, or remedial action against, our institutions, including recoupment by the Department of discharged student loan funds under the “defense to repayment” provisions of the Federal Direct Loan Program regulations.

On June 8, 2015, the Department held a press conference and released a document entitled “Fact Sheet: Protecting Students from Abusive Career Colleges” in which the Department announced processes that will be established to assist students who may have been the victims of fraud in gaining relief under the “defense to repayment” provisions of the Federal Direct Loan Program regulations. Rarely used in the past, the defense to repayment provisions allow a student to assert as a defense against repayment of federal Direct Loans any commission of fraud or other violation of applicable state law by the school related to such loans or the educational services paid for. The processes outlined by the Department on June 8 include (i) extending debt relief eligibility to groups of students where possible, (ii) providing loan forbearance and pausing payments while claims are being resolved, (iii) appointing a Special Master dedicated to borrower defense issues for students who believe they have a defense to repayment, (iv) establishing a streamlined process and (v) building a better system for debt relief for the future. The Department noted that building a better system for debt relief would involve developing new regulations to clarify and streamline loan forgiveness under the defense to repayment provisions, while maintaining or enhancing current consumer protection standards and strengthening provisions that hold schools accountable for actions that result in loan discharges. As part of its efforts to hold schools accountable, the Department could seek recoupment of any discharged federal Direct Loan funds form the school. The Department stated that they will continue to take aggressive action to ensure defrauded borrowers get the debt relief they are entitled to, step up oversight and enforcement to identify schools that present the greatest risk to students and taxpayers, and hold schools accountable for their actions.
On August 20, 2015, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the Federal Student Aid programs authorized under Title IV of the Higher Education Act. The Department held two public hearings in September 2015 at which interested parties commented on the topics suggested by the Department and suggested additional topics that should be considered for action by the negotiating committee. The Department also accepted written comments and suggestions. The Department intends to convene a committee to develop proposed regulations for determining which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment, and the consequences of the assertion of such borrower defenses for borrowers, institutions and the Department. Specifically, the Department intends to address (i) the procedures to be used for a borrower to establish a defense to repayment, (ii) the criteria the Department will use to identify acts or omissions of an institution that constitute defenses to repayment, (iii) the standards and procedures the Department will use to determine the liability of the institution for amounts based on borrower defenses and (iv) the effect of borrower defenses on institutional capability assessments. The committee met in January and February of 2016, and is scheduled to meet again in March 2016.
In addition to relief under the defense to repayment provisions, students may qualify for a closed school discharge pursuant to which they receive forgiveness of the federal Direct Loans, FFEL Program loans or federal Perkins Loans they took out to attend a school if the school closes either while they are attending or within 120 days after they withdraw from the school.
The failure of our institutions to comply with state laws may result in liability to, or remedial action against, our institutions, including recoupment by the Department of discharged student loan funds under the “defense to repayment” provisions. The assertion of any claims by our institutions' students under the defense to repayment provisions and any resulting remedial action, or any recoupment by the Department of discharged student loan funds pursuant to either the defense to repayment provisions or a closed school discharge, could damage our reputation in the industry and have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
If we fail to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our business could be adversely impacted.
We are susceptible to an increased risk of fraudulent activity by outside parties with respect to student enrollment and student financial aid programs. Our systems and processes may not always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. The potential for outside parties to perpetrate fraud in connection with the award and disbursement of Title IV program funds, including as a result of identity theft, may be heightened because we are an online education provider. We must maintain systems and processes to successfully identify and prevent fraudulent applications for enrollment and financial aid.
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
Our operating plans may include the offering of new educational programs by our institutions, some of which may require regulatory approval. In addition, we or our institutions may increase physical operations in additional states or seek to acquire additional schools. Because Ashford University is provisionally certified, it must apply for and receive approval from the Department for any substantial change, including but not limited to the establishment of an additional location, an increase in the level of academic offerings or the addition of certain programs. If we or our institutions are unable to obtain the necessary approvals for such new programs, operations or acquisitions or, in the case of Ashford University, a substantial change, from the Department, WSCUC, HLC or any applicable state education agency or other accrediting agency, or if we or our institutions are unable to obtain such approvals in a timely manner, the ability to consummate such actions and provide Title IV funds to any affected students would be impaired, which could have a material adverse effect on our business. If we or our institutions were to determine erroneously that any such action did not require approval or that all required approvals have been obtained, our institutions could be liable for repayment of the Title IV program funds provided to students in the affected program or at the affected location.
If regulators do not approve, or if they delay their approval of, transactions involving a change of control of our company, our ability to participate in Title IV programs may be impaired.
If we or either of our institutions undergoes a change of control under the standards of applicable state education agencies, WSCUC, HLC or the Department, we must seek the approval of each such regulatory agency. For additional information, see “Regulation — Department Regulation of Title IV Programs — Change in ownership resulting in a change of control” in Item 1, "Business." A failure by us or one of our institutions to reestablish its state authorization, accreditation or Department certification, as applicable, following a change of control could result in a suspension or loss of operating authority or the ability to participate in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our failure to comply with regulations of various states could preclude us from recruiting or enrolling students in those states or result in such students being ineligible for Title IV financial aid.
Various states impose regulatory requirements on educational institutions operating within their boundaries. Several states have sought to assert jurisdiction over online educational institutions that have no physical location or other presence in the state but that offer educational services to students who reside in the state or that advertise to or recruit prospective students in the state. State regulatory requirements for online education are inconsistent between states and are not well developed in many jurisdictions. As such, these requirements are subject to change and in some instances are unclear or are left to the discretion of state employees or agents. Our changing business and the constantly changing regulatory environment require us to regularly evaluate our state regulatory compliance activities. For additional information, see “Regulation — Department Regulation of Title IV Programs — State Education Licensure and Regulation” in Item 1, "Business." If a state finds we are not in compliance and seeks to restrict one or more of our business activities within that state, we may have to cease recruiting or enrolling students in that state or we may be unable to provide Title IV funds to students in those states, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.

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
Building awareness among potential students of Ashford University and University of the Rockies and the programs they offer is critical to their ability to attract prospective students. It is also critical to our success that these prospective students are converted to enrolled students in a cost-effective manner and that these enrolled students remain active in our institutions' programs. Some of the factors that could prevent the successful recruiting and retention of students in our institutions' programs include:

•	the emergence of more and better competitors;

•	factors related to our marketing efforts, including the costs of online advertising and broad-based branding campaigns;

•	performance problems with our online systems;

•	our institutions' failure to maintain accreditation, state licensure and eligibility for Title IV programs;

•	student dissatisfaction with our institutions' services and programs;

•	a decrease in the perceived or actual economic benefits that students derive from our institutions' programs or programs provided by private sector postsecondary education companies generally;

•	adverse publicity regarding us, or online or private sector postsecondary education generally;

•	price reductions by competitors that we are unwilling or unable to match; and

•	a decline in the acceptance of online education or education provided by private sector postsecondary education companies.
We face litigation and legal proceedings that could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
We and our institutions are subject to lawsuits, investigations and claims covering a wide range of matters. We are the subject of complaints alleging violations of various laws including, but not limited to, federal securities laws (including a securities class action), the federal False Claims Act and state employment laws, as well as investigations by state Attorneys General in California, Iowa, Massachusetts, New York and North Carolina, the CFPB and the SEC. Derivative shareholder complaints have also been asserted on our behalf against certain of our current and former officers and directors alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment. These and other legal proceedings could cause us to incur significant defense costs, are disruptive to our normal business operations and could damage our reputation or adversely affect our stock price. An adverse outcome of any legal proceeding could result in monetary losses or restrictions on our business, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
For additional information regarding current material legal proceedings involving us and our institutions, including investigations by state Attorneys General in California, Iowa, Massachusetts, New York and North Carolina, the CFPB and the SEC, see Note 21, “Commitments and Contingencies” to our annual consolidated financial statements included elsewhere in this report.

Our bad debt expense as a percentage of revenues is high relative to our competitors. If we are unable to remedy the underlying causes, our bad debt expense could increase, which could have a material adverse effect on our financial condition, cash flows and results of operations.
Our bad debt expense is high relative to our competitors and has increased from 4.4% of revenues for the year ended December 31, 2014 to 5.3% for the year ended December 31, 2015. We believe our bad debt expense is primarily driven by operational policies, timing of financial aid processing and collection management. If we are unable to make appropriate changes, or if our changes are not as effective as anticipated, our bad debt expense could increase, which could have a material adverse effect on our financial condition, cash flows and results of operations.
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
Our institutions rely on a third-party vendor for financial aid processing services, but remain responsible for any errors, delays or instances of regulatory noncompliance that may be made by the vendor. If this third-party vendor ceases to provide these services for any reason, our institutions may have difficulty performing these services internally or transitioning to another vendor.
Our institutions have engaged XBS to provide call center and transactional processing services for their online financial aid student populations, including services related to disbursement eligibility review and Title IV fund returns. Although our institutions monitor the work done by XBS for quality assurance and compliance with Department regulations, errors, delays or instances of regulatory compliance may still occur. Our institutions are ultimately responsible for any such errors, delays or instances of regulatory noncompliance that may be made by XBS, some of which could potentially affect the eligibility of our institutions to participate in Title IV programs. Additionally, if XBS ceases to operate or is unwilling or unable to work with our institutions, or if the engagement with XBS is otherwise terminated, our institutions would be required to either handle financial aid processing services using their own resources or engage another third-party vendor, which transition could be economically disadvantageous, present a distraction to management and applicable business units, and increase the risk of errors and regulatory noncompliance during the transition period, any of which could negatively impact our business.
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
Our computer networks and the networks of certain of our vendors that hold and manage confidential information on our behalf may be vulnerable to unauthorized access, employee theft or misuse, computer hackers, computer viruses and other security threats. Confidential information may also inadvertently become available to third parties when we integrate systems or migrate data to our servers following an acquisition of a school or in connection with periodic hardware or software upgrades. Due to the sensitive nature of the personal information stored on our servers, our networks may be targeted by hackers seeking to access this data. A user who circumvents security measures could misappropriate sensitive information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access to and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of privacy for current or prospective students or employees.
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
The performance and reliability of our technology infrastructure (including the software and related hosting and maintenance services for our online learning platform, student information system, and lead management system) is critical to our reputation and our ability to attract and retain students. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of systems to us or our institutions' students and negatively impact our business and reputation. Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses, denial of service attacks and other security problems. Although we continually monitor the security of our technology infrastructure and take proactive measures to prevent potential threats, these efforts may not protect our computer networks against all threats of security breaches, which could damage the reputation of our institutions and negatively impact our business and prospects.
Our expenses may cause us to incur additional operating losses if we do not realize our expected revenues.
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
Postsecondary education is highly competitive. We compete with traditional public and private two- and four-year colleges as well as with other postsecondary schools. Traditional colleges and universities may offer programs similar to those offered by our institutions at lower tuition levels as a result of government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to for-profit postsecondary institutions. In addition, our institutions face continued scrutiny from their accreditors, and some of our competitors, including traditional colleges and universities, have substantially greater brand recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. We also expect to face increased competition as a result of new entrants to the online education market, including traditional colleges and universities that had not previously offered online education programs.
We may not be able to compete successfully against current or future competitors and may face competitive pressures that could adversely affect our business. We may be required to reduce our tuition or increase marketing spending in order to attract or retain students or to pursue new market opportunities. We may also face increased competition in maintaining and developing new marketing relationships with corporations, particularly as corporations become more selective as to which online universities they will encourage or offer scholarships to their employees to attend and from which online universities they will hire prospective employees.
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
As of December 31, 2015, approximately 28.0% of our institutions' students were affiliated with the military, some of whom are eligible to receive tuition assistance from the government that they may use to pursue postsecondary degrees. From October 1, 2013 until October 16, 2013, the U.S. federal government entered into shutdown resulting in the suspension of military tuition assistance. In response, Ashford University implemented a Military Tuition Assistance Grant that covered the equivalent of tuition assistance payments for impacted students starting courses during that period. Although governmental tuition assistance programs were resumed following the shutdown, if such programs are again suspended or otherwise reduced or eliminated, enrollment by military personnel, including veterans, may suffer, which could have a material adverse effect on our revenues, financial condition, cash flows and results of operations. Additionally, if in response to future reductions or suspensions in military tuition assistance, we determine to reinstitute our Military Tuition Assistance Grant or a similar program, our per student revenue from military affiliated personnel would decline.
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
We have experienced overall growth in institutional enrollments and revenues since we acquired Ashford University in 2005. However, enrollment at our institutions declined to 49,159 at December 31, 2015 as compared to 55,823 at December 31, 2014. Additionally, our revenues have declined in recent periods and may continue to decline in the future. In order to return to growth in our revenues and increase enrollment at our institutions, our institutions will need to attract and retain a larger percentage of students in existing markets and expand their markets by creating new academic programs. In addition, if job growth in the fields related to our institutions' core disciplines is weaker than expected, fewer students may seek the types of degrees that our institutions offer.
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
Our success depends to a large extent on the willingness of employers to hire, promote or increase the pay of our institutions' graduates. Increasingly, employers demand that their new employees possess appropriate technical and analytical skills and also appropriate interpersonal skills, such as communication and teamwork. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important that our institutions' educational programs continually evolve in response to those economic and technological changes.
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
We rely on a combination of copyrights, trademarks, service marks, patents, trade secrets, domain names and agreements with employees and third parties to protect our proprietary rights. We have trademark and service mark registrations and pending applications for additional registrations in the United States and select foreign jurisdictions. We also own the domain name rights for our institutions, as well as other words and phrases important to our business. In addition, we have applied for domestic and international patents for certain technology developed by us. We also have registered copyrights for exemplary business course materials. Nonetheless, as new challenges arise in protecting these proprietary rights online, we cannot assure you that these measures will be adequate to protect our proprietary rights, that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States or select foreign jurisdictions, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our technology, curricula and online resource material, among others. Our management's attention may be diverted by these attempts, and we may need to expend funds in litigation to protect our proprietary rights against any infringement or violation.
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
In some instances, our institutions' faculty members or students may post various articles or other third-party content on class discussion boards. We may incur liability for the unauthorized duplication or distribution of this material posted online for class discussions. Third parties may raise claims against us for the unauthorized duplication of this material. Any such claims could subject us to costly litigation and could impose a significant strain on our financial resources and management personnel, regardless of whether the claims have merit. Our general liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our courses or pay monetary damages.
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
A protracted economic slowdown and rising unemployment could lead to lower enrollment and impact our students' ability to repay their loans.
We believe that many students pursue postsecondary education to be more competitive in the job market. However, a protracted economic slowdown could increase unemployment and diminish job prospects generally. Diminished job prospects and heightened financial worries could affect the willingness of students to incur loans to pay for postsecondary education and to pursue postsecondary education in general. As a result, enrollments could suffer.
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
Acquisitions are one component of our overall long-term growth strategy. From time to time, we engage in evaluations of, and discussions with, possible domestic and international acquisition candidates. We may not be able to identify suitable acquisition opportunities, complete acquisitions on favorable terms, or successfully integrate or profitably operate acquired institutions or businesses. There may be particular difficulties and complexities (regulatory or otherwise) associated with our expansion into international markets, and our strategies may not succeed beyond our current markets. If we are unable to effectively address these challenges, our ability to execute this component of our long-term strategy will be impaired, which could have an adverse effect on our ability to grow and our profitability.

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
Interest rates have reached relatively low levels in recent years, creating a favorable borrowing environment for students. However, if Congress increases interest rates on Title IV loans, or if private loan interest rates rise, our institutions' students would have to pay higher interest rates on their loans. Any future increase in interest rates will result in a corresponding increase in educational costs to existing and prospective students. Higher interest rates could also contribute to higher default rates with respect to students' repayment of their education loans. Higher default rates may in turn adversely impact our institutions' eligibility to participate in some or all Title IV programs, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
We face risk in connection with institutional loan programs implemented at our institutions. If students participating in such programs fail to timely repay their loans, our business will be negatively impacted.
Both Ashford University and University of the Rockies have institutional loan programs for their online student population. Under these programs, our institutions loan money directly to eligible and qualifying students. If students participating in these programs fail to repay their loans on a timely basis, or at all, it would have a negative impact on our financial condition, cash flows and results of operations.
We may not earn enough revenue from Constellation and our other technologies to offset the costs of innovating, developing, deploying and marketing these technologies.
In recent periods, we have devoted increasing amounts of resources to innovating, developing, deploying and marketing new technologies such as Constellation and the mobile application technology for our institutions. If we are unable to earn revenue sufficient to offset the costs of innovating, developing, deploying and marketing such technologies, our financial condition, cash flows and results of operations could be negatively impacted.
Our failure to comply with environmental laws and regulations governing our activities could result in financial penalties and other costs.
We use hazardous materials at our ground campuses and generate small quantities of waste, such as used oil, antifreeze, paint, car batteries and laboratory materials. Additionally, we have identified minor environmental issues at the property near the Clinton Campus. We are subject to a variety of environmental laws and regulations governing, among other things, the use, storage and disposal of solid and hazardous substances and waste, and the clean-up of contamination at our facilities or off-site locations to which we send or have sent waste for disposal. If we do not maintain compliance with any of these environmental laws and regulations, or we are responsible for a spill or release of hazardous materials, we could incur significant costs for clean-up, damages and fines or penalties.
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
Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common stock has fluctuated significantly in the past, and may continue to fluctuate significantly for a variety of different reasons, including, without limitation:

•	a failure to remediate the control deficiencies that constitute the material weaknesses in our internal controls discussed in Item 9A, “Controls and Procedures”;

•	developments regarding the accreditation or state licensing of our academic institutions, particularly Ashford University;

•	our quarterly or annual earnings or those of other companies in our industry;

•	public reaction to our press releases, corporate communications and SEC filings;

•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of other companies in our industry;

•	seasonal variations in our student enrollment;

•	new laws or regulations or new interpretations of laws or regulations applicable to our industry or business;

•	negative publicity, including government hearings and other public lawmaker or regulator criticism, regarding our industry or business;

•	changes in enrollment;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	litigation involving our company or investigations or audits by regulators into the operations of our company or our competitors;

•	sales of common stock by our directors, executive officers and significant stockholders; and

•	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events.
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
If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. At December 31, 2015, 45.8 million shares of our common stock were outstanding.
In addition, as of December 31, 2015, there were 4.7 million shares of our common stock underlying outstanding stock options and 2.8 million shares of our common stock underlying outstanding stock awards, including restricted stock units and performance stock units. All shares subject to outstanding stock options are eligible for sale in the public market to the extent permitted by the provisions of the applicable stock option agreement and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline. Under Rule 144, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144 after one year, subject to applicable restrictions, including volume and manner of sale limitations.
If securities or industry analysts change their recommendations regarding our common stock adversely or cease to cover our company, or if our operating results do not meet their expectations, our stock price could decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business or industry. If one or more of these analysts ceases coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrades our common stock, whether as a result of any material weaknesses in our internal controls or other factors, or if our operating results do not meet their expectations, our stock price could decline.
Our principal stockholder has significant influence over matters requiring stockholder approval and access to our management.
As of December 31, 2015, Warburg Pincus beneficially owned 60.4% of our outstanding common stock. Accordingly, Warburg Pincus may exercise significant influence over the election of our directors, amendments to our certificate of incorporation and bylaws and other actions requiring the vote or consent of our stockholders, including mergers, going private transactions and other extraordinary transactions. The ownership position of Warburg Pincus may have the effect of delaying, deterring or preventing a change of control or a change in the composition of our board of directors.
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
Your percentage ownership in the Company may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.
Subject to the rules of the New York Stock Exchange (the “NYSE”), our board of directors has the authority, without any action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of capital stock. At December 31, 2015, there were 300.0 million shares of common stock authorized for issuance under our certificate of incorporation, 45.8 million shares of which were outstanding. At December 31, 2015, there were 20.0 million shares of preferred stock authorized for issuance under our certificate of incorporation, no shares of which were outstanding. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in your rights as a stockholder being subject to the prior rights of holders of that preferred stock.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
In July 2015, the Ashford University Board of Trustees made the decision to close the Clinton Campus after the 2015-2016 academic year, following the implementation of a one-year teach-out plan. On December 22, 2015, we entered into a Purchase Agreement and Escrow Instructions with Catalyst pursuant to which we agreed to sell the Clinton Campus to Catalyst for $1.6 million. Simultaneously with the closing of the sale on December 29, 2015, we entered into a Lease Agreement with Catalyst pursuant to which we are leasing the Clinton Campus from Catalyst through December 31, 2016 at $12,500 per month plus standard operating expenses.
As of December 31, 2015, and subsequent to the transaction above, we do not own any property, but rather lease all of our facilities. Below is a table summarizing our leased properties.

Number of Buildings	Location	Total Square Footage	Lease Expiration	Primary Use
5	San Diego, CA	625,000	2017-2020	Enrollment services, student support services and corporate functions
2	Denver, CO	193,000	2021-2023	Enrollment services, student support services and corporate functions
12	Clinton, IA	455,000	2016	Campus operations, enrollment services and student support services
1	Washington, D.C.	2,000	2016	Corporate functions

We lease property in California, Colorado, Iowa and Washington D.C. for campus operations, corporate functions, enrollment services and student support services. The leased property in Clinton, Iowa is used for campus operations and includes various academic, athletic, administrative, housing and student services buildings.
Our facilities are utilized consistent with management's expectations and we believe such facilities are suitable and adequate for current requirements, and that additional space can be obtained on commercially reasonable terms to meet future requirements.
Item 3. Legal Proceedings.
For information regarding legal proceedings, see Note 21, “Commitments and Contingencies” to our annual consolidated financial statements included elsewhere in this report, the text of which is incorporated by reference into this Item 3.
Item 4. Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “BPI.” The following table sets forth, for each full quarterly period in 2015 and 2014, the high and low sales prices per share of our common stock as reported on the NYSE.

	High	Low
2015
First Quarter	$11.45	$8.96
Second Quarter	$10.38	$8.20
Third Quarter	$9.81	$7.40
Fourth Quarter	$8.95	$7.15
2014
First Quarter	$20.15	$14.12
Second Quarter	$16.25	$12.63
Third Quarter	$14.00	$11.06
Fourth Quarter	$12.79	$10.55
Holders of Record
As of March 2, 2016, there were 22 holders of record of our common stock. This figure does not include an indeterminate number of beneficial owners of our common stock whose shares are held of record by banks, brokers and other financial institutions.
Dividends
We have not paid any cash dividends on our common stock to date and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results and capital requirements, any contractual restrictions related to our ability to pay dividends and such other factors as our board of directors may deem appropriate.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2016 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchased no shares of our common stock in the fourth quarter of 2015. For information regarding our recent stock repurchase programs authorized by our board of directors, see Note 17, “Stock Repurchase Programs” to our annual consolidated financial statements included elsewhere in this report.

Performance Graph
The following information shall not be deemed to be “filed” with the SEC, nor shall such information be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such a filing.
The following graph compares the cumulative total return on our common stock over the period from December 31, 2010 through December 31, 2015 to the cumulative total return over the same period of the Russell 3000 Index and a customized peer group of four postsecondary education companies that includes American Public Education, Inc., Capella Education Company, Grand Canyon Education, Inc. and Strayer Education, Inc. The graph assumes an investment of $100 was made in each of our common stock, the index, and the peer group on December 31, 2010, and assumes reinvestment of all dividends. The stock price performance on the graph is not necessarily indicative of future stock price performance.

Item 6. Selected Consolidated Financial Data.
The following selected consolidated financial and other data should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements included elsewhere in this report. The consolidated statement of income data, consolidated balance sheet data, and consolidated other data set forth below as of and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 have been derived from our consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods. The risk factors set forth in Item 1A, “Risk Factors” also discuss material uncertainties that could cause the data reflected below not to be indicative of our future financial condition or results of operations. We declared no cash dividends during the periods presented.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statement of Income Data:	(In thousands, except per share data)
Revenue	$561,729	$638,705	$751,449	$943,405	$915,247
Operating income (loss)	(42,295)	14,311	68,463	191,627	270,953
Net income (loss)	(70,454)	9,688	45,883	121,146	171,078
Earnings (loss) per common share:
Basic	$(1.54)	$0.21	$0.85	$2.29	$3.27
Diluted	(1.54)	0.21	0.83	2.17	2.99

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:	(In thousands)
Cash, cash equivalents, restricted cash and investments	$373,987	$356,545	$356,435	$514,671	$407,232
Total assets	506,766	558,095	570,012	742,413	607,537
Total indebtedness (including short-term indebtedness)	—	—	—	—	—
Total stockholders' equity	303,650	365,881	344,538	483,196	347,549

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Other Data:	(In thousands, except enrollment data)
Cash flows provided by (used in):
Operating activities	$26,715	$25,219	$85,586	$149,905	$215,954
Investing activities	44,622	(33,026)	115,196	(23,009)	(208,048)
Financing activities	3,805	2,284	(197,227)	1,868	(67,357)
Period-end enrollment (1):
Online	48,729	55,081	62,668	80,791	85,527
Campus-based	430	742	956	1,019	1,115
Total	49,159	55,823	63,624	81,810	86,642

(1)
We define period-end enrollment as the number of active students on the last day of the financial reporting period. A student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided notice of withdrawal.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our annual consolidated financial statements and related notes thereto included in Item 8 of this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management's expectations. See Part I, Item 1A, “Risk Factors” and “Special Note Regarding Forward-Looking Statements” at the beginning of this report.
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
As of December 31, 2015, our institutions offered approximately 1,850 courses, 80 degree programs and 150 specializations. We are also focused on developing innovative new technologies to improve the way students learn, such as Constellation, our proprietary learning platform, and the mobile learning applications offered by our institutions. For additional information regarding our business, see Item 1, “Business — Overview.”
Key operating data
In evaluating our operating performance, our management focuses in large part on our revenue and operating income and period-end enrollment at our academic institutions, both online and campus-based. The following table, which should be read in conjunction with our annual consolidated financial statements included elsewhere in this report, presents our key operating data for the years ended December 31, 2015, 2014 and 2013 (in thousands, except for enrollment data):

	Year Ended December 31,
	2015	2014	2013
Consolidated Statement of Income Data:
Revenue	$561,729	$638,705	$751,449
Operating income (loss)	(42,295)	14,311	68,463
Consolidated Other Data:
Period-end enrollment (unaudited)(1)
Online	48,729	55,081	62,668
Campus-based	430	742	956
Total	49,159	55,823	63,624

(1)
We define period-end enrollment as the number of active students on the last day of the financial reporting period. A student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided notice of withdrawal.

Key enrollment trends
Enrollment at our combined academic institutions decreased to 49,159 at December 31, 2015 as compared to 55,823 at December 31, 2014, representing a decrease of 11.9%. In recent years, we have experienced a general decline in student enrollment, revenue and operating income. We believe the decline is a result of a general weakening in the overall industry due to regulatory scrutiny, as well as the initiatives our institutions have put in place to help ensure student preparedness, raise academic quality and improve student outcomes.
Trends and uncertainties regarding revenue and continuing operations
In recent years, Ashford University made many changes to its operations and business initiatives as part of its reapplication for initial accreditation from WASC Senior College and University Commission (“WSCUC”). These initiatives included hiring new leadership, implementing smaller class sizes, expanding minimum age-levels for students, implementing the Ashford Promise (an initiative that allows online students a full refund for all tuition and fees through the third week of their first class), hiring additional full-time faculty and implementing new program review models. Many of these initiatives have resulted in higher expense to the organization, primarily in the areas of instructional costs and services, and have contributed to the decline in new enrollment and the resulting decline in revenue.
Restructuring and impairment charges
During the three year period ended December 31, 2015, we initiated various restructuring plans to better align our resources with our business strategy. The related restructuring charges are primarily comprised of (i) charges related to the write off of certain fixed assets and assets abandoned, (ii) student transfer agreement costs, (iii) severance costs related to headcount reductions made in connection with restructuring plans, (iv) estimated lease losses related to facilities vacated or consolidated under restructuring plans, and (v) the impairment of capitalized software costs. These charges were recorded in the restructuring and impairment charges line item on our consolidated statements of income. For additional information, see Note 3, “Restructuring and Impairment Charges” to our annual consolidated financial statements included elsewhere in this report.
On July 7, 2015, we committed to the implementation of a plan to close Ashford University's campus in Clinton, Iowa (the “Clinton Campus”) following the 2015-2016 academic year, at the end of May 2016. The Ashford University Board of Trustees made the decision to close the Clinton Campus following an ongoing review of the University's strategic direction and as a result of the University's inability to meet campus enrollment requirements despite its best efforts to continue maintaining and operating the Clinton Campus. The closure of the Clinton Campus is intended to realign our operations to focus on our core mission of leveraging technology to create innovative solutions that advance learning. As this closure of the Clinton Campus does not meet the criteria for discontinued operations under ASC 360, Property, Plant and Equipment, the results of operations are reported within continuing operations for all periods presented. On December 22, 2015, we entered into a Purchase Agreement and Escrow Instructions with Catalyst pursuant to which we agreed to sell the Clinton Campus to Catalyst for $1.6 million. Simultaneously with the closing of the sale on December 29, 2015, we entered into a Lease Agreement with Catalyst pursuant to which we are leasing the Clinton Campus from Catalyst through December 31, 2016.
Primarily as a result of the planned closure of the Clinton Campus, during the year ended December 31, 2015, we recognized asset impairment charges of $43.3 million relating to the write-off of certain fixed assets. During the years ended December 31, 2014 and 2013, we recognized asset impairment charges of $4.6 million and $0.7 million, respectively, relating to the write-off of certain fixed assets.
With the planned closure of the Clinton Campus, ground-based students will be provided opportunities to complete their degrees based upon their respective student transfer agreements. We recorded restructuring charges relating to future cash expenditures for student transfer agreement costs of approximately $3.3 million during the year ended December 31, 2015. This estimate is based upon several assumptions that are subject to change, including student decisions regarding transfer. There was no such charge prior to the year ended December 31, 2015.
In recent years, we have implemented reductions in force to help better align personnel resources with the decline in enrollment. During the year ended December 31, 2015, we recognized $4.7 million as restructuring charges relating to severance costs for wages and benefits resulting from reductions in force. We anticipate that these costs will be paid out by the end of the first quarter of 2016 from existing cash on hand. During the years ended December 31, 2014 and 2013, we recognized $3.6 million and $5.9 million, respectively, as restructuring charges relating to severance costs for wages and benefits resulting from reductions in force.
During the fourth quarter of 2014, we terminated a software development program for internal operations due to a change in our operating plan. As a result, we recorded an asset impairment charge of $2.2 million for previously capitalized software costs.
As part of our continued efforts to streamline operations, we vacated or consolidated properties in Denver and San Diego, and reassessed our obligations on non-cancelable leases. The fair value estimate of these non-cancelable leases is based on the contractual lease costs over the remaining term, partially offset by estimated future sublease rental income. The estimated rental income considers subleases we have executed or expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the related facilities. For the year ended December 31, 2015, we recorded $17.0 million for lease exit costs, which primarily related to properties in Denver and San Diego. For the years ended December 31, 2014 and 2013, we recorded $6.5 million and $0.3 million, respectively, for lease exit costs primarily relating to properties in Denver and San Diego.

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
In the third quarter of 2015, there were several pieces of negative evidence that contributed to our conclusion that a valuation allowance is appropriate against all deferred tax assets that rely upon future taxable income for their realization. This negative evidence included (i) a significant third quarter pre-tax loss, (ii) projections that showed we would be in a three-year cumulative loss position by 2016 and (iii) the continued difficult business and regulatory environment surrounding for-profit education institutions. After weighing all positive and negative evidence, we concluded that we could not rely upon future taxable income to support realizability of deferred tax assets and, therefore, we recorded a valuation allowance against the deferred tax assets that rely on future taxable income in the third quarter of 2015. As of December 31, 2015, we recorded a valuation allowance of $42.4 million against the deferred tax assets. We intend to maintain a valuation allowance against our deferred tax assets until sufficient positive evidence exists to support its reversal.
Liquidity and capital resources and anticipated capital expenditures
We have financed our operating activities and capital expenditures during 2015 and 2014 primarily through cash on hand and cash provided by operating activities. At December 31, 2015, we had cash, cash equivalents, restricted cash and investments totaling $374.0 million and no long-term debt. For the year ending December 31, 2016, we expect capital expenditures to be approximately $5.0 million. Based on our current level of operations, we believe that our cash flows from operating activities and our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. However, changes could occur that would consume our available capital resources before that time. Our capital requirements depend on numerous factors, including our ability to continue to generate revenue. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all.
Key Financial Metrics
Revenue
Revenue consists principally of tuition, technology fees and other miscellaneous fees and is shown net of scholarships and refunds. Factors affecting our revenue include (i) the number of students who enroll and remain enrolled in our courses, (ii) our degree and program mix, (iii) changes in our tuition rates and (iv) the amount of scholarships we offer.
Enrollments
Enrollments are a function of the number of continuing students at the beginning of each period and new enrollments during the period, offset by students who either graduated or withdrew during the period. Our online courses are typically five or six weeks in length and have weekly start dates throughout the year, with the exception of a two-week break during the holiday period in late December and early January. Our campus-based courses are typically nine or 16 weeks in length and have one start date per term, with two to five terms per year.
Costs and expenses
The following is a description of the costs included in each of our current expense categories:
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
Restructuring and impairment charges. Restructuring and impairment charges are primarily comprised of (i) charges related to the write off of certain fixed assets and assets abandoned, (ii) student transfer agreement costs, (iii) severance costs related to headcount reductions made in connection with restructuring plans, (iv) estimated lease losses related to facilities vacated or consolidated under restructuring plans and (v) the impairment of capitalized software costs. For additional information, see Note 3, “Restructuring and Impairment Charges” to our annual consolidated financial statements included elsewhere in this report.
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
Critical Accounting Policies and Use of Estimates
Critical accounting policies are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. The footnotes to our annual consolidated financial statements included elsewhere in this report also include disclosure of significant accounting policies. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain.
The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses. On an ongoing basis, we evaluate our estimates and assumptions. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.
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

In certain cases, our institutions' provide scholarships to students for various programs. Scholarships issued by our universities are recorded in association with the related specific course, term or payment period. Scholarships are generally deferred and recognized against revenue over the course term. Incentive-based scholarships, such as the Leadership Development Grant (“LDG”) and Alumni Scholarship are recognized against revenue over the period of benefit to the student.
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
If a student withdraws from a program prior to certain dates, the student is entitled to a refund of a portion of tuition, depending on the date the student last attended a class. Students under conditional admission are not obligated for payment until after their conditional admission period has lapsed, so there is no related refund. For all subsequent courses, (i) if an online student drops a class and the student's last date of attendance was in the first week of class, the student receives a full refund of the tuition for that class, (ii) if an online student drops a class and the last date of attendance was in the second week of the class, the student receives a refund of 50% of the tuition for that class and (iii) if an online student drops a class and the student's last date of attendance was after the second week of the class, the student is not entitled to a refund. We monitor student attendance in online courses through activity in the online program associated with that course. After two weeks have passed without attendance in a class by the student, the student is presumed to have dropped the course as of the last date of attendance, and the student's tuition is automatically refunded to the extent the student is entitled to a refund based on the refund policy above, subject to certain state requirements that require a pro rata refund. We estimate expected refunds based on historical refund rates and record a provision to reduce revenue for the amount that is expected to be refunded. Refunds issued by us for services that have been provided in a prior period have not historically been material. Future changes in the rate of student withdrawals may result in a change to expected refunds and would be accounted for prospectively as a change in estimate. We reassess collectibility throughout the period revenue is recognized by our institutions, on a student-by-student basis. We reassess collectibility based upon new information and changes in facts and circumstances relevant to a student's ability to pay. For example, we reassess collectibility when a student drops from the institution (i.e., is no longer enrolled) and when a student attends a course that was not included in the initial assessment of collectibility at the start of a student’s payment period.
Ashford University records revenue from technology fees on a per course charge basis. The per course technology fee revenue for Ashford University is recognized on a straight-line basis over the applicable period of instruction. University of the Rockies records revenue from technology fees as one-time start up fees charged to each new online student (other than military, scholarship students or certain corporate reimbursement students), and then recognizes that revenue ratably over the average expected enrollment of a student. The average expected enrollment of the student was estimated each quarter based upon historical duration of attendance and qualitative factors as deemed necessary.
Allowance for doubtful accounts
Accounts receivable consists of student accounts receivable, which represent amounts due for tuition, course digital materials, technology fees and other fees from currently enrolled and former students. Students generally fund their education through grants and/or loans under various Title IV programs, tuition assistance from military and corporate employers or personal funds. Payments are due on the respective course start date and are considered past due dependent upon the student's payment terms. In general, an account is considered delinquent 120 days subsequent to the course start date.
Accounts receivable are stated at the amount management expects to collect from outstanding balances. For accounts receivable, an allowance for doubtful accounts is estimated by management and is principally based on historical collection experience as well as (i) an assessment of individual accounts receivable over a specific aging and amount, (ii) consideration of the nature of the receivable accounts and (iii) potential changes in the business or economic environment. The provision for bad debt is recorded within instructional costs and services in the consolidated statements of income. We charge off uncollectable accounts receivable when the student account is deemed uncollectable by internal collection efforts or by a third-party collection agency.
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
For non-tuition related student loans, we utilize an impairment methodology. Under this methodology, management determines whether a loan would be impaired if we will be unable to collect all amounts due in accordance with the contractual terms of the individual loan agreement. This assessment is based on an analysis of several factors, including aging history and delinquency trending, the risk characteristics and loan performance of the specific loans, and current economic conditions and industry trends. Credit quality is assessed at the outset of a loan, based upon the applicant's FICO score during the loan application process. We consider loans to be impaired when they reach a delinquency status that requires specialized collection efforts. We define delinquency for loans as those students whose last activity is more than 120 days old. We record a loss reserve for the full book value of the impaired loans. The loan loss reserve is maintained at a level deemed adequate by management based on a periodic analysis of the individual loans and is recorded within instructional costs and services in the consolidated statements of income.
Impairments of intangible assets
We test indefinite-lived intangible assets for impairment annually in the fourth quarter of each fiscal year, or more frequently if events and circumstances warrant. To evaluate the impairment of the indefinite-lived intangible assets, we assessed the fair value of the assets to determine whether they were in excess of the carrying values. Determining the fair value of indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions are inherently uncertain, and can include such items as growth rates used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and a determination of appropriate market comparables. Our assessment of indefinite-lived intangible assets during the fourth quarter of fiscal 2015 did not result in any impairment. There have been no impairment losses for indefinite-lived intangibles recognized by us for any periods presented.
We also have definite-lived intangible assets, which primarily consist of purchased intangibles and capitalized curriculum development costs. The definite-lived intangible assets are recognized at cost less accumulated amortization. Amortization is computed using the straight-line method based on estimated useful lives of the related assets unless there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We estimate that the useful life of the capitalized curriculum development costs is three years and the useful life of the purchased intangibles is the life of the related contract.
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
We use various assumptions in determining undiscounted cash flows expected to result from the use and eventual disposition of an asset, which could include assumptions regarding revenue growth rates, operating costs, certain capital additions, assumed discount rates, disposition or terminal value and other economic factors. These variables require management to make judgments and include inherent uncertainties such as continuing acceptance of our institutions' education offerings by prospective students, our ability to manage operating costs and the impact of changes in the economy on our business. Variations in the assumptions used could lead to a different conclusion regarding the realizability of an asset and, thus, could have a significant effect on our conclusions regarding whether an asset is impaired and the amount of impairment loss recorded in the consolidated financial statements.

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
Stock options awarded under our equity incentive plans have an exercise price that equals or exceeds the closing price of our common stock on the date of grant. The risk-free interest rate is based on the U.S. Treasury yield of those maturities that are consistent with the expected term of the stock option or PSUs in effect on the grant date of the award. Dividend rates are based upon historical dividend trends and expected future dividends. As we have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future, a zero dividend rate is assumed in our calculation. We have sufficient historical stock option exercise information to compute an expected term for use as an assumption in the Black-Scholes option pricing and Monte Carlo simulation models, and as such, our computation of expected term was calculated using our own historical data. We also have sufficient historical data on the volatility of our stock to use as a direct assumption in the option pricing models.
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

Results of Operations
The following table sets forth our consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	50.1%	49.3%	48.6%
Admissions advisory and marketing	35.2%	36.2%	31.2%
General and administrative	10.1%	9.6%	10.1%
Restructuring and impairment charges	12.2%	2.6%	0.9%
Total costs and expenses	107.6%	97.7%	90.8%
Operating income (loss)	(7.6)%	2.3%	9.2%
Other income, net	0.5%	0.5%	0.4%
Income (loss) before income taxes	(7.1)%	2.8%	9.6%
Income tax expense	5.4%	1.2%	3.4%
Net income (loss)	(12.5)%	1.5%	6.2%
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue. Our revenue for the year ended December 31, 2015 was $561.7 million, a decrease of $77.0 million, or 12.1%, as compared to revenue of $638.7 million for the year ended December 31, 2014. The decrease between periods was primarily due to the decrease in student enrollment at our academic institutions between fiscal year 2014 and fiscal year 2015. Ending student enrollment at our academic institutions was 49,159 students as of December 31, 2015, a decrease of 11.9% as compared to 55,823 students as of December 31, 2014. The average weekly enrollment at our academic institutions during the year ended December 31, 2015 decreased to 52,415 students from 61,344 students during the year ended December 31, 2014, or by 14.6%, which resulted in a decrease in tuition revenue of approximately $79.1 million. The decrease in revenue between periods was also due to a $2.8 million decrease in institutional scholarships to $102.3 million in the year ended December 31, 2015, compared to $105.1 million in the year ended December 31, 2014. Additionally, revenue generated from Constellation decreased by $0.9 million to $19.3 million in the year ended December 31, 2015, compared to $20.2 million in the year ended December 31, 2014. These decreases in revenue were partially offset by a tuition increase of approximately 2.4%, effective April 1, 2015, which resulted in an increase in revenue of approximately $12.2 million.
Instructional costs and services. Our instructional costs and services for the year ended December 31, 2015 were $281.5 million, a decrease of $33.6 million, or 10.7%, as compared to instructional costs and services of $315.1 million for the year ended December 31, 2014. The decrease between periods was reflective of the decrease in student enrollment at our academic institutions as discussed above. Specific decreases between periods include decreases in direct compensation of $14.5 million (in the areas of academic management, financial aid support and student services), facilities costs of $9.4 million, information technology costs of $4.0 million, instructor fees of $3.1 million, license fees of $1.5 million, loan impairment charges of $1.1 million and financial aid processing fees of $0.9 million. These decreases were partially offset by an increase in bad debt expense of $1.6 million.
Instructional costs and services increased as a percentage of revenue to 50.1% for the year ended December 31, 2015, as compared to 49.3% for the year ended December 31, 2014, primarily as a result of the decreased revenue. The increase of 0.8% included increases as a percentage of revenue in corporate support services of 0.9%, bad debt expense of 0.9% and instructor fees of 0.3%. These increases were partially offset by decreases as a percentage of revenue in facilities costs of 1.0% and direct compensation of 0.4%. As a percentage of revenue, bad debt expense increased to 5.3% for the year ended December 31, 2015, compared to 4.4% for the year ended December 31, 2014. We continue to focus on enhancing our processes and procedures surrounding bad debt and our accounts receivable, including increasing our efficiency in financial aid processing in order to reduce processing time, improving collection efforts on accounts receivable, and improving counseling to students about the financial aid process and related eligibility and amounts due from the student.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the year ended December 31, 2015 were $197.6 million, a decrease of $33.5 million, or 14.5%, as compared to admissions advisory and marketing expenses of $231.1 million for the year ended December 31, 2014. Specific factors contributing to the overall decrease between periods were decreases in consulting and professional fees of $24.3 million, selling compensation of $8.4 million and facilities costs of $5.2 million. These decreases were partially offset by increases in advertising of $3.4 million and corporate support services of $1.1 million. Our admissions advisory and marketing expenses decreased as a percentage of revenue to 35.2% for the year ended December 31, 2015 from 36.2% for the year ended December 31, 2014. The decrease of 1.0% was primarily due to a decrease as a percentage of revenue in consulting and professional fees of 3.8%, partially offset by increases as a percentage of revenue in advertising costs of 2.0% and selling compensation expense of 0.8%.
General and administrative. Our general and administrative expenses for the year ended December 31, 2015 were $56.6 million, a decrease of $4.8 million, or 7.8%, as compared to general and administrative expenses of $61.4 million for the year ended December 31, 2014. The decrease between periods was primarily due to decreases in other administrative costs of $3.8 million, depreciation of $3.7 million, administrative compensation of $2.8 million and corporate support services of $1.1 million. These decreases were partially offset by an increase in net facilities costs of $7.5 million. Our general and administrative expenses increased as a percentage of revenue to 10.1% for the year ended December 31, 2015 from 9.6% for the year ended December 31, 2014. The 0.5% increase included an increase as a percentage of revenue in net facilities costs of 1.0%, partially offset by a decrease as a percentage of revenue in corporate support services of 0.8%.
Restructuring and impairment charges. Our restructuring and impairment charges for the year ended December 31, 2015 were $68.4 million, comprised of $43.3 million for asset impairments, $3.3 million for student transfer agreement costs, $17.0 million of lease exit costs for properties in San Diego and Denver, and $4.7 million relating to severance costs for wages and benefits resulting from a reduction in force to help better align personnel resources with the decline in student enrollment. Our restructuring and impairment charges for the year ended December 31, 2014 were $16.8 million, comprised of $4.6 million for asset write offs, $6.5 million of lease exit costs for properties in San Diego and Denver, $3.6 million relating to severance costs for wages and benefits resulting from a reduction in force to help better align personnel resources with the decline in student enrollment, and $2.2 million relating to impairment of capitalized software costs.
Other income, net. Our other income, net, for the year ended December 31, 2015 was $2.1 million, a decrease of $0.8 million as compared to other income, net, of $2.9 million for the year ended December 31, 2014. The decrease between periods was primarily a result of decreased interest income due to changes in the levels of average cash and cash equivalents and investment balances.
Income tax expense. Income tax expense for the year ended December 31, 2015 was $30.3 million, an increase of $22.8 million as compared to income tax expense of $7.5 million for the year ended December 31, 2014. Income tax expense was recognized at effective tax rates of (75.3)% and 43.8% for the years ended December 31, 2015 and 2014, respectively. The increase in income tax expense between periods was primarily due to the establishment of a valuation allowance against our net deferred tax assets during the year ended December 31, 2015. The negative effective tax rate for the year ended December 31, 2015 is due to income tax expense on a pre-tax loss.
Net income (loss). Our net loss for the year ended December 31, 2015 was $70.5 million compared to net income of $9.7 million for the year ended December 31, 2014, a decrease of $80.1 million as a result of the factors discussed above.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenue. Our revenue for the year ended December 31, 2014 was $638.7 million, a decrease of $112.7 million, or 15.0%, as compared to revenue of $751.4 million for the year ended December 31, 2013. The decrease between periods was primarily due to the decrease in student enrollment at our academic institutions between fiscal year 2013 and fiscal year 2014. Ending student enrollment at our academic institutions was 55,823 students as of December 31, 2014, a decrease of 12.3% as compared to 63,624 students as of December 31, 2013. The average weekly enrollment at our academic institutions during the year ended December 31, 2014 decreased to 61,344 students from 72,500 students during the year ended December 31, 2013, or by 15.4%, which resulted in a decrease in tuition revenue of approximately $114.8 million. The decrease in revenue between periods was also due to a $8.4 million decrease in institutional scholarships to $105.1 million in the year ended December 31, 2014, compared to $113.5 million in the year ended December 31, 2013. We also experienced a $5.6 million decrease in technology fees to $10.1 million in the year ended December 31, 2014 from $15.7 million in the year ended December 31, 2013, primarily due to the decline in student enrollment at our academic institutions. Additionally, revenue generated from Constellation decreased by $0.6 million to $20.2 million in the year ended December 31, 2014, compared to $20.8 million in the year ended December 31, 2013. These decreases in revenue were partially offset by a tuition increase of approximately 1.7%, effective April 1, 2014, which resulted in an increase in revenue of approximately $12.7 million.
Instructional costs and services. Our instructional costs and services for the year ended December 31, 2014 were $315.1 million, a decrease of $50.3 million, or 13.8%, as compared to instructional costs and services of $365.4 million for the year ended December 31, 2013. The decrease between periods was reflective of the decrease in student enrollment at our academic institutions as discussed above. Specific decreases between periods include decreases in bad debt expense of $19.0 million, direct compensation of $16.1 million (in the areas of academic management, financial aid support and student services), instructor fees of $9.6 million, facilities expense of $3.3 million and professional fees of $1.1 million.
Instructional costs and services increased as a percentage of revenue to 49.3% for the year ended December 31, 2014, as compared to 48.6% for the year ended December 31, 2013, primarily as a result of the decreased revenue. The increase of 0.7% included increases as a percentage of revenue in corporate support services of 1.3%, information technology costs of 0.6% and facilities expense of 0.3%. These increases were partially offset by decreases as a percentage of revenue in bad debt expense of 1.9% and instructors fees of 0.3%. As a percentage of revenue, bad debt expense decreased to 4.4% for the year ended December 31, 2014, compared to 6.3% for the year ended December 31, 2013. We continue to focus on enhancing our processes and procedures surrounding our accounts receivable, including increasing our efficiency in financial aid processing in order to reduce processing time, improving collection efforts on accounts receivable, and improving counseling to students about the financial aid process and related eligibility and amounts due from the student.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the year ended December 31, 2014 were $231.1 million, a decrease of $3.4 million, or 1.4%, as compared to admissions advisory and marketing expenses of $234.5 million for the year ended December 31, 2013. Specific factors contributing to the overall decrease between periods were decreases in related compensation of $13.3 million due to fewer admissions and related personnel, corporate support services of $2.9 million and facilities expenses of $2.9 million, partially offset by increases in consulting and professional fees of $7.2 million and advertising costs of $5.2 million. Our admissions advisory and marketing expenses increased as a percentage of revenue to 36.2% for the year ended December 31, 2014 from 31.2% for the year ended December 31, 2013. The increase of 5.0% was primarily due to increases as a percentage of revenue in advertising costs of 2.2%, consulting and professional fees of 1.6%, selling compensation of 0.7% and license fees of 0.5%.
General and administrative. Our general and administrative expenses for the year ended December 31, 2014 were $61.4 million, a decrease of $14.7 million, or 19.4%, as compared to general and administrative expenses of $76.1 million for the year ended December 31, 2013. The decrease between periods was primarily due to decreases in facilities costs of $6.7 million, other administrative costs of $5.9 million, administrative compensation of $4.4 million and depreciation of $0.7 million. These decreases were partially offset by an increase in information technology costs of $1.7 million. Our general and administrative expenses decreased as a percentage of revenue to 9.6% for the year ended December 31, 2014 from 10.1% for the year ended December 31, 2013. The 0.5% decrease included decreases as a percentage of revenue in facilities of 1.3% and support services of 0.5%, partially offset by increases as a percentage of revenue in administrative compensation of 0.5%, information technology costs of 0.4% and professional fees of 0.3%.
Restructuring and impairment charges. Our restructuring and impairment charges for the year ended December 31, 2014 were $16.8 million, comprised of $4.6 million for asset impairments, $6.5 million of lease exit costs for properties in San Diego and Denver, $3.6 million relating to severance costs for wages and benefits resulting from a reduction in force to help better align personnel resources with the decline in student enrollment, and $2.2 million relating to impairment of capitalized software costs. For the year ended December 31, 2013, there was $7.0 million of restructuring and impairment charges primarily related to severance costs, asset impairment and lease exit costs.
Other income, net. Our other income, net, for the year ended December 31, 2014 was $2.9 million, a decrease of $0.2 million as compared to other income, net, of $3.1 million for the year ended December 31, 2013. The decrease between periods was primarily a result of decreased interest income due to changes in the levels of average cash and cash equivalents and investment balances.
Income tax expense. Income tax expense for the year ended December 31, 2014 was $7.5 million, a decrease of $18.1 million as compared to income tax expense of $25.7 million for the year ended December 31, 2013. Income tax expense was recognized at effective tax rates of 43.8% and 35.9% for the years ended December 31, 2014 and 2013, respectively. The decrease in our effective tax rate between periods was primarily due to the expiration of the statute of limitations on a prior tax year which triggered the release of $1.9 million of tax reserve.
Net income. Our net income for the year ended December 31, 2014 was $9.7 million compared to net income of $45.9 million for the year ended December 31, 2013, a decrease of $36.2 million as a result of the factors discussed above.
Liquidity and Capital Resources
Liquidity
We financed our operating activities and capital expenditures during the years ended December 31, 2015 and 2014 either through cash provided by operating activities or through cash on hand. Our cash and cash equivalents were $282.1 million at

December 31, 2015 and $207.0 million at December 31, 2014. In addition, at December 31, 2015 and 2014, we had restricted cash of $24.7 million and $25.9 million, respectively, and total investments of $67.2 million and $123.6 million, respectively.
We manage our excess cash pursuant to the quantitative and qualitative operational guidelines of our cash investment policy. Our cash investment policy, which is managed by our Chief Financial Officer, has the following primary objectives: preserving principal, meeting our liquidity needs, minimizing market and credit risk, and providing after-tax returns. Under the policy's guidelines, we invest our excess cash exclusively in high-quality, U.S. dollar-denominated financial instruments. For a discussion of the measures we use to mitigate the exposure of our cash investments to market risk, credit risk and interest rate risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”
Stock repurchase programs
On November 10, 2013, a committee of our board of directors approved a plan to purchase up to 10.25 million shares of our common stock through a tender offer. The tender offer commenced on November 13, 2013 and expired on December 11, 2013. On December 18, 2013, we repurchased shares of our common stock through the tender offer at a price of $19.50 per share. The tender offer was oversubscribed, resulting in the purchase of approximately 10.2 million shares, including 0.2 million shares underlying previously unexercised stock options, for a total cost of $199.9 million, exclusive of fees. The repurchased shares were added to treasury stock. We did not repurchase any shares of our common stock during the years ended December 31, 2014 and 2015.
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
Under the Revolving Credit Agreement and the documents executed in connection therewith (collectively, the “Facility Loan Documents”), the lenders agreed to make loans to us and issue letters of credit on our behalf, subject to specific terms and conditions. We had previously used the availability under the Facility to issue letters of credit, but subsequent to the expiration of the Facility, we collateralized the letters of credit with cash, which is included as restricted cash as of December 31, 2015.
The Facility Loan Documents contained other customary affirmative, negative and financial maintenance covenants, representations and warranties, events of default, and remedies upon an event of default, including the acceleration of debt and the right to foreclose on the collateral securing the Facility. Up through the date of expiration of the Facility, we had no outstanding financial covenants in the Facility Loan Documents. For additional information, see Note 13, “Credit Facilities” to our annual consolidated financial statement included elsewhere in this report.
Title IV funding
Our institutions derive the substantial majority of their respective revenues from students who enroll and are eligible for various federal student financial assistance programs authorized under Title IV of the Higher Education Act. In the years ended December 31, 2015, 2014 and 2013, Ashford University derived 80.9%, 83.4% and 85.6%, respectively, and University of the Rockies derived 86.6%, 88.3% and 87.6%, respectively, of their respective revenues (calculated in accordance with applicable Department regulations) from Title IV program funds. Our institutions are subject to significant regulatory scrutiny as a result of numerous standards that must be satisfied in order to participate in Title IV programs. For additional information regarding Title IV programs and the regulation thereof, see “Regulation” in Item 1, “Business”. The balance of revenues derived by our institutions is from government tuition assistance programs for military personnel, including veterans, payments made in cash by individuals, reimbursement from corporate affiliates, private loans and internal loan programs. For additional information regarding these student financing options, see the section entitled “Student Financing” in Item 1, “Business”.
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

Financial responsibility
For the fiscal year ended December 31, 2014, the composite score calculated was 2.7, satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. We expect the consolidated composite score to be 1.8 for the year ended December 31, 2015. However, the consolidated calculation is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2015. For additional information regarding Department regulations related to financial responsibility, see “Regulation — Department Regulation of Title IV Programs — Financial responsibility” in Part I, “Business.”
Internal loan program
In the past, we have had programs at both of our institutions in which the institutions provide direct loans to students. For University of the Rockies, the total amount of direct loans provided to students during 2014 and 2013 was $1.4 million and $0.8 million, respectively. University of the Rockies provided no new direct loans to students in 2015. For Ashford University, there were no new direct loans provided to students in the three most recent fiscal years.
Operating activities
Net cash provided by operating activities was $26.7 million, $25.2 million and $85.6 million for 2015, 2014 and 2013, respectively. The increase of $1.5 million from 2014 to 2015 was primarily related to increases in non-cash impairments of fixed assets of $37.9 million, deferred income taxes of $48.0 million and loss on termination of leased space of $10.6 million, as well as increases in accounts payable and accrued liabilities of $13.2 million and deferred revenue and student deposits of $5.2 million. These increases were partially offset by decreases in net income of $80.1 million, prepaid expenses and other current assets of $15.1 million and accounts receivable of $5.1 million. We expect to generate cash from our operating activities for the foreseeable future.
Investing activities
Net cash provided by investing activities was $44.6 million for 2015, compared to net cash used in investing activities of $33.0 million for 2014 and net cash provided by investing activities of $115.2 million for 2013. Our cash provided by investing activities in 2015 is primarily related to sales and maturities of investments, partially offset by purchases of investments, purchases of property and equipment, and capitalized costs for intangible assets. During 2015, there were sales and maturities of investments of $76.2 million and we purchased $20.3 million of investments. This is compared to purchases of investments of $87.9 million and sales and maturities of investments of $70.0 million in 2014, and purchases of investments of $26.8 million and sales and maturities of investments of $176.3 million in 2013. Capital expenditures were $2.5 million, $11.4 million and $14.8 million for 2015, 2014 and 2013, respectively. For the year ending December 31, 2016, we expect our capital expenditures to be approximately $5.0 million.
Financing activities
Net cash provided by financing activities was $3.8 million for 2015, compared to net cash provided by financing activities of $2.3 million for 2014 and net cash used in financing activities of $197.2 million for 2013. During 2015, net cash provided by financing activities primarily reflects the proceeds received from a sale-leaseback transaction, the cash provided by option exercises and the tax benefit of the option exercises, partially offset by cash used for the tax withholdings related to vesting of restricted stock awards. During 2014, net cash provided by financing activities primarily reflects the cash provided by option exercises and the tax benefit of the option exercises, partially offset by cash used for the tax withholdings related to vesting of restricted stock awards. During 2013, net cash used in financing activities primarily reflects our repurchase of approximately 10.2 million shares of common stock in a tender offer for a total of $199.9 million, partially offset by the impact of option exercises, net of any tax withholdings related to net exercise of stock options, and the impact of the tax benefit of the option exercises.
Based on our current level of operations, we believe that our future cash flows from operating activities and our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.

Significant Cash and Contractual Obligations
The following table sets forth, as of December 31, 2015, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
	Total	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Operating lease obligations	$141,797	$36,655	$36,127	$31,445	$20,876	$9,546	$7,148
Other contractual obligations	51,418	10,348	8,132	6,936	6,936	6,566	12,500
Uncertain tax positions	7,870	—	7,870	—	—	—	—
Total	$201,085	$47,003	$52,129	$38,381	$27,812	$16,112	$19,648
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of December 31, 2015, our total available surety bond facility was $12.0 million and the surety had issued bonds totaling $3.7 million on our behalf under such facility.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This literature is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This standard can be adopted using one of two retrospective application methods. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year, to fiscal years beginning after December 15, 2017. We continue to evaluate the impacts, if any, the adoption of ASU 2014-09 and ASU 2015-14 will have on our financial position or results of operations.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for periods ending after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We adopted ASU 2014-15 effective January 1, 2015, and the adoption did not have a material effect on our consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01, Income Statement —Extraordinary and Unusual Items (Subtopic 225-20). This update simplifies the income statement presentation requirements and eliminates from GAAP the concept of extraordinary items, and essentially deletes the requirements in Subtopic 225-20. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied prospectively, or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We adopted ASU 2015-01 effective April 1, 2015. The adoption of ASU 2015-01 does not have a material effect on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740). The amendments in this Update are intended to simplify the presentation of deferred income taxes, by requiring that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Prior to this amendment, Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We adopted the guidance prospectively as of December 31, 2015 and all current deferred tax assets have been classified as noncurrent as of that date.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10). The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this Update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement for to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 is not expected to have a material effect on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this new guidance, as of the lease commencement date, lessees will be required to recognize the following for all leases, with the exception of short-term leases: i) a lease liability for the obligation to make lease payments arising from a lease, measured on a discounted basis; and ii) a right-of-use asset, representing the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a 'modified retrospective' transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. We are assessing the impact of adopting ASU 2016-02, but expect it to have a material effect on our consolidated financial statements.
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of December 31, 2015, we had no outstanding borrowings.

Our future investment income may fall short of expectations due to changes in interest rates. At December 31, 2015, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BRIDGEPOINT EDUCATION, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bridgepoint Education, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Bridgepoint Education, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (1) the selection and application of generally accepted accounting principles related to revenue recognition and (2) the reliability of system generated data used in the operation of certain revenue recognition controls existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred income taxes in 2015.
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
March 8, 2016

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

BRIDGEPOINT EDUCATION, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$282,145	$207,003
Restricted cash	24,685	25,934
Investments	19,387	12,051
Accounts receivable, net	24,091	21,274
Student loans receivable, net	775	1,003
Deferred income taxes	—	21,301
Prepaid expenses and other current assets	52,192	22,818
Total current assets	403,275	311,384
Property and equipment, net	21,742	78,219
Investments	47,770	111,557
Student loans receivable, net	7,394	9,510
Goodwill and intangibles, net	21,265	24,775
Deferred income taxes	—	20,175
Other long-term assets	5,320	2,475
Total assets	$506,766	$558,095
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,762	$1,013
Accrued liabilities	74,434	51,403
Deferred revenue and student deposits	88,756	108,048
Total current liabilities	167,952	160,464
Rent liability	20,118	22,098
Other long-term liabilities	15,046	9,652
Total liabilities	203,116	192,214
Commitments and contingencies (see Note 20)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both December 31, 2015, and December 31, 2014	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 63,407 issued and 45,850 outstanding at December 31, 2015; 62,957 issued and 45,400 outstanding at December 31, 2014	634	630
Additional paid-in capital	188,863	180,720
Retained earnings	451,321	521,775
Accumulated other comprehensive gain (loss)	(99)	(175)
Treasury stock, 17,557 shares at cost at both December 31, 2015, and December 31, 2014	(337,069)	(337,069)
Total stockholders' equity	303,650	365,881
Total liabilities and stockholders' equity	$506,766	$558,095
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013

Revenue	$561,729	$638,705	$751,449
Costs and expenses:
Instructional costs and services	281,496	315,079	365,404
Admissions advisory and marketing	197,584	231,134	234,511
General and administrative	56,588	61,353	76,081
Restructuring and impairment charges	68,356	16,828	6,990
Total costs and expenses	604,024	624,394	682,986
Operating income (loss)	(42,295)	14,311	68,463
Other income, net	2,106	2,884	3,082
Income (loss) before income taxes	(40,189)	17,195	71,545
Income tax expense	30,265	7,527	25,662
Net income (loss)	$(70,454)	$9,668	$45,883

Earnings (loss) per common share:
Basic	$(1.54)	$0.21	$0.85
Diluted	(1.54)	0.21	0.83
Weighted average number of common shares outstanding used in computing earnings per common share:
Basic	45,665	45,204	53,923
Diluted	45,665	46,512	55,487
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2015	2014	2013

Net income (loss)	$(70,454)	$9,668	$45,883
Other comprehensive gain (loss), net of tax:
Unrealized gains (losses) on investments	76	(223)	(174)
Comprehensive income (loss)	$(70,378)	$9,445	$45,709
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain/(Loss)	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2012	61,406	$614	$151,709	$466,224	$222	$(135,573)	$483,196
Stock-based compensation	—	—	13,934	—	—	—	13,934
Exercise of stock options	590	6	10,458	—	—	—	10,464
Tax withholdings related to net exercise of stock options	—	—	(9,170)	—	—	—	(9,170)
Excess tax benefit of option exercises	—	—	1,516	—	—	—	1,516
Stock issued under employee stock purchase plan	116	1	1,233	—	—	—	1,234
Stock issued under restricted stock plan, net of shares held for taxes	115	1	(1,081)	—	—	—	(1,080)
Exercise of warrants	104	1	230	—	—	—	231
Repurchase of common stock	—	—	—	—	—	(201,496)	(201,496)
Net income	—	—	—	45,883	—	—	45,883
Unrealized losses on investments, net of tax	—	—	—	—	(174)	—	(174)
Balance at December 31, 2013	62,331	623	168,829	512,107	48	(337,069)	344,538
Stock-based compensation	—	—	10,558	—	—	—	10,558
Exercise of stock options	388	4	3,104	—	—	—	3,108
Excess tax benefit of option exercises and restricted stock, net of tax shortfall	—	—	326	—	—	—	326
Stock issued under restricted stock plan, net of shares held for taxes	238	3	(2,097)	—	—	—	(2,094)
Net income	—	—	—	9,668	—	—	9,668
Unrealized losses on investments, net of tax	—	—	—	—	(223)	—	(223)
Balance at December 31, 2014	62,957	630	180,720	521,775	(175)	(337,069)	365,881
Stock-based compensation	—	—	9,710	—	—	—	9,710
Exercise of stock options	206	2	282	—	—	—	284
Excess tax shortfalls of option exercises and restricted stock, net of tax benefit	—	—	(767)	—	—	—	(767)
Stock issued under employee stock purchase plan	33	—	261	—	—	—	261
Stock issued under restricted stock plan, net of shares held for taxes	211	2	(1,343)	—	—	—	(1,341)
Net loss	—	—	—	(70,454)	—	—	(70,454)
Unrealized gains on investments, net of tax	—	—	—	—	76	—	76
Balance at December 31, 2015	63,407	$634	$188,863	$451,321	$(99)	$(337,069)	$303,650
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$(70,454)	$9,668	$45,883
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	29,863	28,184	47,119
Depreciation and amortization	19,578	23,317	21,666
Amortization of premium/discount	475	206	2,624
Deferred income taxes	40,944	(7,096)	(6,962)
Stock-based compensation	9,710	10,558	13,934
Excess tax benefit of option exercises	(460)	(1,271)	(2,590)
Loss on impairment of student loans receivable	1,328	2,435	1,998
Net gain (loss) on marketable securities	91	(34)	(63)
Loss on termination of leased space	17,047	6,470	328
Loss on impairment of fixed assets	44,949	7,028	751
Changes in operating assets and liabilities:
Restricted cash	7,913	11,042	10,048
Accounts receivable	(32,383)	(27,323)	(15,973)
Prepaid expenses and other current assets	(14,446)	659	(2,607)
Student loans receivable	1,139	809	291
Other long-term assets	(2,845)	266	(412)
Accounts payable and accrued liabilities	1,104	(12,102)	13,220
Deferred revenue and student deposits	(19,170)	(24,411)	(41,607)
Other liabilities	(7,952)	(3,754)	(184)
Uncertain tax position	284	568	(1,878)
Net cash provided by operating activities	26,715	25,219	85,586
Cash flows from investing activities
Capital expenditures	(2,477)	(11,429)	(14,825)
Purchases of investments	(20,280)	(87,933)	(26,759)
Non-operating restricted cash	(6,665)	(30)	—
Capitalized costs for intangible assets	(2,153)	(3,634)	(19,563)
Sales and maturities of investments	76,197	70,000	176,343
Net cash provided by (used in) investing activities	44,622	(33,026)	115,196
Cash flows from financing activities
Proceeds from exercise of stock options	284	3,108	10,464
Tax withholdings related to net exercise of stock options	—	—	(9,170)
Excess tax benefit of option exercises	460	1,271	2,590
Proceeds from the issuance of stock under employee stock purchase plan	261	—	1,234
Proceeds from the exercise of warrants	—	—	231
Tax withholding on issuance of stock awards	(1,341)	(2,095)	(1,080)
Proceeds from failed sale-leaseback transaction	4,141	—	—
Repurchase of common stock	—	—	(201,496)
Net cash provided by (used in) financing activities	3,805	2,284	(197,227)
Net increase (decrease) in cash and cash equivalents	75,142	(5,523)	3,555
Cash and cash equivalents at beginning of period	207,003	212,526	208,971
Cash and cash equivalents at end of period	$282,145	$207,003	$212,526

Supplemental disclosure of cash flow information:
Cash paid for interest	$198	$128	$146
Cash paid for income taxes	$6,136	$15,534	$38,642

Supplemental disclosure of non-cash transactions:
Equipment included in accounts payable and accrued liabilities	$4,160	$109	$136
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
In the third quarter of 2015, the Company announced that Ashford University's campus in Iowa will be closing after the 2015-2016 academic year, following the implementation of a one-year teach-out plan. For further information, refer to Note 3, “Restructuring and Impairment Charges.”
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
Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. During 2015, the Company decided to separately show a restructuring and impairment charges line item on the Company's consolidated statements of income for each of the periods presented and has therefore reclassified certain amounts for the years ended December 31, 2014 and 2013 to this line. These reclassifications had no effect on previously reported results of operations or retained earnings. For further information, refer to Note 3, “Restructuring and Impairment Charges.”
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
Investments
As of December 31, 2015, the Company held short and long-term investments that consisted of mutual funds, corporate notes and bonds and certificates of deposit. The Company's investments are denominated in U.S. dollars, are investment grade and are readily marketable. The Company considers as current assets those investments which will mature or are likely to be sold in less than one year.

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
Deferred Compensation
The Company has a deferred compensation plan, into which certain members of management are eligible to defer a maximum of 80% of their regular compensation and a maximum of 100% of their incentive compensation. The amounts deferred by the participant under this plan are credited with earnings or losses based upon changes in values of participant elected notional investments. Each participant is fully vested in the participant amounts deferred. The Company may make contributions that will generally vest according to a four-year vesting schedule. After four years of service, participants become 100% vested in the employer contributions upon reaching normal retirement age, death, disability or a change in control. The Company's obligations under the deferred compensation plan totaled $1.2 million and $1.0 million as of December 31, 2015 and 2014, respectively, and are included in other liabilities in the consolidated balance sheets.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consists of student accounts receivable, which represent amounts due for tuition, course digital materials, technology fees and other fees from currently enrolled and former students. Students generally fund their education through grants and/or loans under various Title IV programs, tuition assistance from military and corporate employers or personal funds. Payments are due on the respective course start date and are considered past due dependent upon the student's payment terms. In general, an account is considered delinquent 120 days subsequent to the course start date.
Accounts receivable are stated at the amount management expects to collect from outstanding balances. For accounts receivable, an allowance for doubtful accounts is estimated by management and is principally based on historical collection experience as well as (i) an assessment of individual accounts receivable over a specific aging and amount, (ii) consideration of the nature of the receivable accounts and (iii) potential changes in the business or economic environment. The provision for bad debt is recorded within instructional costs and services in the consolidated statements of income. The Company writes off uncollectable accounts receivable when the student account is deemed uncollectable by internal collection efforts or by a third-party collection agency.
Student Loans Receivable and Loan Loss Reserves
Student loans receivable consist of loans to qualified students and have a repayment period of 10 years from the date of graduation or withdrawal from the Company's institutions. The interest rate charged on student loans is a fixed rate of either 4.5% or 0.0% depending upon the repayment plan selected. If the student selects the rate of 0.0%, the student must pay $50 per month on the loan while enrolled in school and during the six months of grace period (after graduation or withdrawal) before the repayment period begins. On the 0.0% student loans, the Company imputes interest using the rate that would be used in a market transaction with similar terms. Interest income on student loans is recognized using the effective interest method and is

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

recorded within other income in the consolidated statements of income. There was an immaterial amount of revenue recognized related to student loans during each of the years ended December 31, 2015, 2014 and 2013, respectively.
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
For non-tuition related student loans, the Company utilizes an impairment methodology. Under this methodology, management determines whether a loan would be impaired if the Company will be unable to collect all amounts due in accordance with the contractual terms of the individual loan agreement. This assessment is based on an analysis of several factors, including aging history and delinquency trending, the risk characteristics, credit quality and loan performance of the specific loans, and current economic conditions and industry trends. Credit quality is assessed at the outset of a loan, based upon the applicant's FICO score during the loan application process. The Company considers loans to be impaired when they reach a delinquency status that requires specialized collection efforts. The Company defines delinquency for loans as those students whose last activity is more than 120 days old. The Company records a loss reserve for the full book value of the impaired loans. For the years ended December 31, 2015, and 2014 there was $1.3 million and $2.4 million recorded for loan loss reserves, respectively. The loan loss reserve is maintained at a level deemed adequate by management based on a periodic analysis of the individual loans and is recorded within instructional costs and services in the consolidated statements of income.
Property and Equipment
Property and equipment are recognized at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the related assets as follows:

Buildings	39 years
Furniture and office equipment	3 - 7 years
Software	3 - 5 years
Vehicles	5 years
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
The Company adopted accounting guidance which simplifies how an entity tests goodwill for impairment. The Company first assesses qualitative factors, such as deterioration in general economic conditions or negative company financial performance, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The Company's assessment of goodwill during the fourth quarter of fiscal 2015 indicated that it was not more likely than not that the fair value of a reporting unit is less than its carrying amount, and therefore, goodwill was not impaired. There have been no related impairment losses recognized by the Company for any periods presented. If negative qualitative indicators had been noted above, the Company would then need to assess the fair value of its reporting units to determine whether they were in excess of the carrying values.
To evaluate the impairment of the indefinite-lived intangible assets, the Company assessed the fair value of the assets to determine whether they were in excess of the carrying values. Determining the fair value of indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions are inherently uncertain, and can include such items as growth rates used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and a determination of appropriate market comparables. The Company's assessment of indefinite-lived intangible assets during the fourth quarter of fiscal 2015 did not result in any impairment. There have been no impairment losses for indefinite-lived intangibles recognized by the Company for any periods presented.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
Students under conditional admission are not obligated for payment until after their conditional admission period has lapsed, so there is no related refund. For all subsequent courses, the Company records a provision for expected refunds and reduces revenue for the amount that is expected to be subsequently refunded. Provisions for expected refunds have not been material to any period presented. If a student withdraws from a program prior to a specified date, a portion of such student's tuition is refunded, subject to certain state requirements that require a pro rata refund. The Company reassess collectibility throughout the period revenue is recognized by the Company's institutions, on a student-by-student basis. The Company reassesses collectibility based upon new information and changes in facts and circumstances relevant to a student's ability to pay. For example, the Company reassesses collectibility when a student drops from the institution (i.e., is no longer enrolled) and when a student attends a course that was not included in the initial assessment of collectibility at the start of a student’s payment period.
In certain cases, the Company's institutions' provide scholarships to students for various programs. Scholarships issued by the universities are recorded in association with the related specific course, term or payment period. Scholarships are generally deferred and recognized against revenue over the course term. Incentive-based scholarships, such as the Leadership Development Grant (“LDG”) and Alumni Scholarship are recognized against revenue over the period of benefit to the student.
Ashford University records revenue from technology fee on a per course charge basis. The per course technology fee revenue for Ashford University is recognized on a straight-line basis over the applicable period of instruction. University of the Rockies records revenue from technology fees as one-time start up fees charged to each new online student (other than military, scholarship students or certain corporate reimbursement students), and then recognizes that revenue ratably over the average expected enrollment of a student. The average expected enrollment of the student was estimated each quarter based upon historical duration of attendance and qualitative factors as deemed necessary.
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
The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates award forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company's equity incentive plans require that stock option awards have an exercise price that equals or exceeds the closing price of the Company's common stock on the date of grant.
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
Advertising costs, a subset of admissions advisory and marketing costs, consists primarily of marketing leads and other branding and promotional activities. These advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. Advertising costs were $68.4 million, $89.0 million and $76.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Restructuring and Impairment Charges
Restructuring and impairment charges are primarily comprised of i) charges related to the write off of certain fixed assets and assets abandoned, ii) student transfer agreement costs, iii) severance costs related to headcount reductions made in connection with restructuring plans, iv) estimated lease losses related to facilities vacated or consolidated under restructuring plans, and v) the impairment of capitalized software costs.
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
Comprehensive Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. For the year ended December 31, 2015, such items consisted of unrealized gains and losses on investments. The following table summarizes the components of other comprehensive gain (loss) and the related tax effects for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	December 31, 2015
	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
Unrealized gains on investments	$125	$(49)	$76

	December 31, 2014
	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
Unrealized losses on investments	$(359)	$136	$(223)

	December 31, 2013
	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
Unrealized losses on investments	$(280)	$106	(174)
The Company reclassified an immaterial amount out of other comprehensive income for each of the years ended December 31, 2014 and 2013, respectively, relating to the net realized gain on the sale of securities. There was no such reclassification during the year ended December 31, 2015.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This literature is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting guidance also requires additional

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This standard can be adopted using one of two retrospective application methods. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year, to fiscal years beginning after December 15, 2017. The Company continues to evaluate the impacts, if any, the adoption of ASU 2014-09 and ASU 2015-14 will have on the Company's financial position or results of operations.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for periods ending after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company adopted ASU 2014-15 effective January 1, 2015, and the adoption did not have a material effect on its consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20). This update simplifies the income statement presentation requirements and eliminates from GAAP the concept of extraordinary items, and essentially deletes the requirements in Subtopic 225-20. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied prospectively, or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted ASU 2015-01 effective April 1, 2015. The adoption of ASU 2015-01 does not have a material effect on the Company’s consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740). The amendments in this Update are intended to simplify the presentation of deferred income taxes, by requiring that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Prior to this amendment, Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company adopted the guidance prospectively as of December 31, 2015 and all current deferred tax assets have been classified as noncurrent as of that date.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10). The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this Update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement for to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 is not expected to have a material effect on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this new guidance, as of the lease commencement date, lessees will be required to recognize the following for all leases, with the exception of short-term leases: i) a lease liability for the obligation to make lease payments arising from a lease, measured on a discounted basis; and ii) a

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

right-of-use asset, representing the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a 'modified retrospective' transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is assessing the impact of adopting ASU 2016-02, but expects it to have a material effect on the Company's consolidated financial statements.
3. Restructuring and Impairment Charges
During the three year period ended December 31, 2015, the Company initiated various restructuring plans to better align its resources with its business strategy. The related restructuring charges are primarily comprised of (i) charges related to the write off of certain fixed assets and assets abandoned, (ii) student transfer agreement costs, (iii) severance costs related to headcount reductions made in connection with restructuring plans, (iv) estimated lease losses related to facilities vacated or consolidated under restructuring plans, and (v) the impairment of capitalized software costs. These charges were recorded in the restructuring and impairment charges line item on the Company's consolidated statements of income.
On July 7, 2015, the Company committed to the implementation of a plan to close Ashford University's campus in Clinton, Iowa (the “Clinton Campus”) following the 2015-2016 academic year, at the end of May 2016. The Ashford University Board of Trustees made the decision to close the Clinton Campus following an ongoing review of the University's strategic direction and as a result of the University's inability to meet campus enrollment requirements despite its best efforts to continue maintaining and operating the Clinton Campus. The closure of the Clinton Campus is intended to realign the Company's operations to focus on its core mission of leveraging technology to create innovative solutions that advance learning. As this closure of the Clinton Campus does not meet the criteria for discontinued operations under ASC 360, Property, Plant and Equipment, the results of operations are reported within continuing operations for all periods presented. On December 22, 2015, the Company entered into a Purchase Agreement and Escrow Instructions with Clinton Catalyst, LLC (“Catalyst”) pursuant to which the Company agreed to sell the Clinton Campus to Catalyst for $1.6 million. Simultaneously with the closing of the sale on December 29, 2015, the Company entered into a Lease Agreement with Catalyst pursuant to which the Company is leasing the Clinton Campus from Catalyst through December 31, 2016.
Primarily as a result of the planned closure of the Clinton Campus, during the year ended December 31, 2015, the Company recognized asset impairment charges of $43.3 million relating to the write-off of certain fixed assets. During the years ended December 31, 2014 and 2013, the Company recognized impairment charges of $4.6 million and $0.7 million, respectively, relating to the write-off of certain fixed assets.
With the planned closure of the Clinton Campus, ground-based Ashford University students will be provided opportunities to complete their degrees based upon their respective transfer agreements. The Company recorded restructuring charges relating to future cash expenditures for student transfer agreement costs of approximately $3.3 million during the year ended December 31, 2015. This estimate is based upon several assumptions that are subject to change, including student decisions regarding transfer. There was no such charge in years prior to the year ended December 31, 2015.
In recent years, the Company has implemented reductions in force to help better align personnel resources with the decline in enrollment. During the year ended December 31, 2015, the Company recognized $4.7 million as restructuring charges related to severance costs for wages and benefits resulting from the reductions in force. We anticipate these costs will be paid out by the end of the first quarter of 2016 from existing cash on hand. During the years ended December 31, 2014 and 2013, the Company recognized $3.6 million and $5.9 million, respectively, as restructuring charges related to severance costs for wages and benefits resulting from the reductions in force.
During the fourth quarter of 2014, the Company terminated a software development program for internal operations due to a change in the Company's operating plan. As a result, the Company recorded an asset impairment charge of $2.2 million during the year ended December 31, 2014 for previously capitalized software costs.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

As part of its continued efforts to streamline operations, the Company vacated or consolidated properties in Denver and San Diego, and reassessed its obligations on non-cancelable leases. The fair value estimate of these non-cancelable leases is based on the contractual lease costs over the remaining term, partially offset by estimated future sublease rental income. The estimated rental income considers subleases the Company has executed or expects to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the related facilities. For the year ended December 31, 2015, the Company recorded $17.0 million for lease exit costs, primarily related to properties in Denver and San Diego. For the years ended December 31, 2014 and 2013 the Company recorded $6.5 million and $0.3 million, respectively, for lease exit costs, primarily related to properties in Denver and San Diego.
The following table summarizes the amounts recorded in the restructuring and impairment charges line item on the Company's consolidated statements of income for each of the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Asset impairment	$43,328	$4,566	$748
Student transfer agreement costs	3,264	—	—
Severance costs	4,717	3,560	5,914
Lease exit and other costs	17,047	6,470	328
Capitalized software costs	—	2,232	—
Total restructuring and impairment charges	$68,356	$16,828	$6,990
The following table summarizes the changes in the Company's restructuring liability by type during the three-year period ended December 31, 2015 (in thousands):

	Asset Impairment	Student Transfer Agreement Costs	Severance Costs	Lease Exit and Other Costs	Capitalized Software Costs	Total
Balance at December 31, 2012	$—	$—	$—	$—	$—	$—
Restructuring and impairment charges	748	—	5,914	328	—	6,990
Payments	—	—	(5,914)	—	—	(5,914)
Non-cash transaction	(748)	—	—	—	—	(748)
Balance at December 31, 2013	—	—	—	328	—	328
Restructuring and impairment charges	4,566	—	3,560	6,470	2,232	16,828
Payments	—	—	(2,700)	(218)	—	(2,918)
Non-cash transaction	(4,566)	—	—	—	(2,232)	(6,798)
Balance at December 31, 2014	—	—	860	6,580	—	7,440
Restructuring and impairment charges	43,328	3,264	4,717	17,047	—	68,356
Payments	—	(40)	(3,833)	(9,706)	—	(13,579)
Non-cash transaction	(43,328)	—	—	—	—	(43,328)
Balance at December 31, 2015	$—	$3,224	$1,744	$13,921	$—	$18,889

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

4. Investments
The following table summarizes the fair value information of short and long-term investments as of December 31, 2015 and 2014, respectively (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,314	$—	$—	$1,314
Corporate notes and bonds	—	40,843	—	40,843
Certificates of deposit	—	25,000	—	25,000
Total	$1,314	$65,843	$—	$67,157

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,071	$—	$—	$1,071
Corporate notes and bonds	—	62,550	—	62,550
U.S. government and agency securities	—	34,987	—	34,987
Certificates of deposit	—	25,000	—	25,000
Total	$1,071	$122,537	$—	$123,608
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
The following table summarizes the differences between amortized cost and fair value of short and long-term investments as of December 31, 2015 and 2014, respectively (in thousands):

	December 31, 2015
			Gross unrealized
	Maturities	Amortized Cost	Gain	Loss	Fair Value
Short-term
Corporate notes and bonds	1 year or less	18,113	—	(40)	18,073
Long-term
Corporate notes and bonds	3 years or less	22,887	—	(117)	22,770
Certificates of deposit	3 years or less	25,000	—	—	25,000
Total		$66,000	$—	$(157)	$65,843
The above table does not include $1.3 million for mutual funds for December 31, 2015, which are recorded as trading securities.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	December 31, 2014
			Gross unrealized
	Maturities	Amortized Cost	Gain	Loss	Fair Value
Short-term
Corporate notes and bonds	1 year or less	$10,947	$33	$—	$10,980
Long-term
Corporate notes and bonds	3 years or less	51,874	—	(304)	51,570
U.S. government and agency securities	3 years or less	35,000	—	(13)	34,987
Certificate of deposit	3 years or less	25,000	—	—	25,000
Total		$122,821	$33	$(317)	$122,537
The above table does not include $1.1 million for mutual funds for December 31, 2014, which are recorded as trading securities.
As of December 31, 2015, there were ten investments that were in an unrealized loss position for less than 12 months. There were no investments that were in an unrealized loss position for greater than 12 months. There was no impairment considered other-than-temporary, as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis. The Company accumulates unrealized gains and losses on the available-for-sale debt securities, net of tax, in accumulated other comprehensive gain (loss) in the stockholders’ equity section of the Company's balance sheets. As of December 31, 2014, there were no investments that were in an unrealized loss position for either less than or greater than 12 months.
5. Accounts Receivable
Accounts receivable, net, consist of the following (in thousands):

	As of December 31,
	2015	2014
Accounts receivable	$34,205	$48,841
Less allowance for doubtful accounts	10,114	27,567
Accounts receivable, net	$24,091	$21,274
There are an immaterial amount of accounts receivable at each balance sheet date with a payment due date of greater than one year.
The following table presents the changes in the allowance for doubtful accounts for accounts receivable for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the year ended December 31, 2015	$27,567	$29,782	$(47,235)	$10,114
For the year ended December 31, 2014	26,901	27,853	(27,187)	27,567
For the year ended December 31, 2013	31,466	46,851	(51,416)	26,901

(1)	Deductions represent accounts written off, net of recoveries.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

6. Student Loans Receivable
Student loans receivable, net, consist of the following (in thousands):

	As of December 31,
Short-term:	2015	2014
Student loans receivable (non-tuition related)	$310	$509
Student loans receivable (tuition related)	555	626
Current student loans receivable	865	1,135
Less allowance for doubtful accounts	90	132
Student loans receivable, net	$775	$1,003

	As of December 31,
Long-term:	2015	2014
Student loans receivable (non-tuition related)	$3,314	$4,805
Student loans receivable (tuition related)	4,943	6,068
Non-current student loans receivable	8,257	10,873
Less allowance for doubtful accounts	863	1,363
Student loans receivable, net	$7,394	$9,510
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
The following table presents the changes in the allowance for doubtful accounts for student loans receivable (tuition related) for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful student loans receivable:
For the year ended December 31, 2015	$1,495	$81	$(623)	$953
For the year ended December 31, 2014	2,144	331	(980)	1,495
For the year ended December 31, 2013	1,895	268	(19)	2,144

(1)	Deductions represent accounts written off, net of recoveries.
For the non-tuition related student loans receivable, the Company monitors the credit quality using credit scores, aging history and delinquency trending. The loan reserve methodology is reviewed on a quarterly basis. Delinquency is the main factor in determining if a loan is impaired. If a loan were determined to be impaired, interest would no longer accrue. For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, there was $1.3 million, $2.4 million and $2.0 million of loans that were impaired, respectively. As of December 31, 2015, $0.4 million of loans had been placed on non-accrual status.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

As of December 31, 2015, the repayment status of gross student loans receivable was as follows (in thousands):

Less than 120 days	$10,865
From 120 - 269 days	351
Greater than 270 days	740
Total gross student loans receivable	11,956
Less: Amounts reserved or impaired	(1,398)
Less: Discount on student loans receivable	(2,389)
Total student loans receivable, net	$8,169
7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2015	2014
Prepaid expenses	$7,005	$8,500
Prepaid licenses	5,221	5,598
Prepaid income taxes	—	2,945
Income tax receivable	20,169	—
Prepaid insurance	1,619	1,508
Insurance recoverable	16,659	1,440
Interest receivable	299	424
Other current assets	1,220	2,403
Total prepaid expenses and other current assets	$52,192	$22,818
8. Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	As of December 31,
	2015	2014
Land	$—	$7,091
Buildings	—	29,540
Furniture and office equipment	63,354	81,030
Software	12,605	12,454
Leasehold improvements	11,136	21,096
Vehicles	22	147
Total property and equipment	87,117	151,358
Less accumulated depreciation and amortization	(65,375)	(73,139)
Total property and equipment, net	$21,742	$78,219
Included in the table above is $4.1 million as of December 31, 2015, which represents equipment sold and subsequently leased-back by the Company prior to December 31, 2015. These amounts are classified as financing activities on the Consolidated Statements of Cash Flows as “Proceeds from failed sale-leaseback transaction.”

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Depreciation and amortization expense associated with property and equipment totaled $13.9 million, $17.6 million and $18.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
9. Goodwill and Intangibles, Net
Goodwill and intangibles, net, consist of the following (in thousands):

	December 31, 2015
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$20,323	$(13,954)	$6,369
Purchased intangible assets	15,850	(3,521)	12,329
Total definite-lived intangible assets	$36,173	$(17,475)	$18,698
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$21,265

	December 31, 2014
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$18,174	$(9,526)	$8,648
Purchased intangible assets	15,850	(2,290)	13,560
Total definite-lived intangible assets	$34,024	$(11,816)	$22,208
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$24,775
Goodwill and indefinite lived-intangibles includes the goodwill resulting from prior period acquisitions and the indefinite lived-intangibles attributable to the accreditation of the Company's institutions.
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
For the years ended December 31, 2015, 2014 and 2013, amortization expense was $5.7 million, $5.7 million and $3.4 million, respectively. The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
2016	$4,671
2017	3,183
2018	2,104
2019	1,342
2020	1,232
Thereafter	6,166
Total future amortization expense	$18,698

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

10. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2015	2014
Accrued salaries and wages	$10,476	$8,250
Accrued bonus	4,295	2,720
Accrued vacation	9,628	9,771
Accrued litigation and fees	720	542
Accrued expenses	17,227	18,223
Rent liability	13,406	8,528
Accrued insurance liability	18,666	2,920
Accrued income taxes payable	16	449
Total accrued liabilities	$74,434	$51,403
11. Deferred Revenue and Student Deposits
Deferred revenue and student deposits consist of the following (in thousands):

	As of December 31,
	2015	2014
Deferred revenue	$23,311	$26,445
Student deposits	65,445	81,603
Total deferred revenue and student deposits	$88,756	$108,048
12. Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	As of December 31,
	2015	2014
Uncertain tax positions	$7,870	$7,586
Legal settlements	178	1,000
Other long-term liabilities	6,998	1,066
Total other long term liabilities	$15,046	$9,652
13. Credit Facilities
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
Under the Revolving Credit Agreement and the documents executed in connection therewith (collectively, the “Facility Loan Documents”), the lenders agreed to make loans to the Company and issue letters of credit on the Company's behalf, subject to specific terms and conditions. The Company had previously used the availability under the Facility to issue letters of

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

credit, but subsequent to the expiration of the Facility, the Company collateralized the letters of credit with cash, which is included as restricted cash as of December 31, 2015.
Interest and fees accruing under the Facility were payable quarterly in arrears and principal was payable at maturity. For any advance under the Facility, interest would accrue at either the “Base Rate” or the “Eurodollar-based Rate” at the Company's option.
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
Surety Bond Facility
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. As of December 31, 2015, the Company's total available surety bond facility was $12.0 million and the surety had issued bonds under the facility totaling $3.7 million on the Company's behalf.
14. Lease Obligations
Operating leases
The Company leases certain office facilities and office equipment under non-cancelable lease arrangements that expire at various dates through 2023. The office leases contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $38.5 million, $42.2 million and $37.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table summarizes the future minimum rental payments under non-cancelable operating lease arrangements in effect at December 31, 2015 (in thousands):

Year Ended December 31,
2016	$36,655
2017	36,127
2018	31,445
2019	20,876
2020	9,546
Thereafter	7,148
Total minimum payments	$141,797
The Company has signed certain agreements to sub-lease portions of its office facilities, with two active subleases as of December 31, 2015. The Company is subleasing approximately 13,000 square feet of office space in San Diego, California with a commitment to lease for 17 months for $0.4 million. This sublease has a 90-day periodic term, which renews automatically every 90 days but can be canceled by either party. In addition, the Company is subleasing approximately 35,000 square feet of office space in Denver, Colorado with a commitment to lease for 35 months and a net sublease value of $3.2 million.
15. Earnings Per Share
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income (loss)	$(70,454)	$9,668	$45,883
Denominator:
Weighted average number of common shares outstanding	45,665	45,204	53,923
Effect of dilutive options and restricted stock units	—	1,308	1,482
Effect of dilutive warrants	—	—	82
Diluted weighted average number of common shares outstanding	45,665	46,512	55,487
Earnings per common share:
Basic earnings per common share	$(1.54)	$0.21	$0.85
Diluted earnings per common share	(1.54)	0.21	0.83
For the periods indicated below, the computation of dilutive common shares outstanding excludes stock options and RSUs, as applicable, because their effect was anti-dilutive.

	Year Ended December 31,
(in thousands)	2015	2014	2013
Options	5,063	2,660	3,004
Restricted stock units	762	—	3
16. Stock-Based Compensation
The Company recorded $9.7 million, $10.6 million and $13.9 million of compensation expense related to equity awards for the years ended December 31, 2015, 2014 and 2013, respectively. The related income tax benefit was $3.6 million, $4.0 million and $5.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company records stock-based compensation expense over the vesting term using the graded-vesting method.
Stock Options
The Company grants stock options from its 2009 Stock Incentive Plan (the “2009 Plan”). The compensation committee of the Company's board of directors, or the full board of directors, determines eligibility, vesting schedules and exercise prices for stock options granted under the 2009 Plan. Stock options granted under the 2009 Plan typically have a maximum contractual term of 10 years, subject to the option holder's continuing service to the Company. Stock options are generally granted with a four-year vesting requirement, pursuant to which the option holder must continue providing service to the Company at each vesting date. All stock options granted in 2015, 2014 and 2013, were awarded pursuant to the 2009 Plan. Under the 2009 Plan, the number of authorized shares is subject to automatic increase each January 1 through and including January 1, 2019, pursuant to a formula contained in the 2009 Plan, without the need for further approval by the Company's board of directors or stockholders.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The following table presents a summary of stock option activity in 2015, 2014 and 2013 (in thousands, except for exercise prices and contractual terms):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
December 31, 2012	6,412	$14.17	7.21	$9,010
Granted	483	10.23
Exercised	(1,060)	9.87
Forfeitures and expired	(345)	20.65
December 31, 2013	5,490	14.25	6.52	$28,769
Granted	403	14.35
Exercised	(388)	8.01
Forfeitures and expired	(337)	21.43
December 31, 2014	5,168	14.26	5.73	$7,732
Granted	454	9.44
Exercised	(206)	1.38
Forfeitures and expired	(764)	18.15
December 31, 2015	4,653	$13.72	4.84	$2,556
Vested and expected to vest at December 31, 2015	4,597	$13.75	4.79	$2,556
Exercisable at December 31, 2015	3,904	$14.07	4.15	$2,556
As of December 31, 2015, the Company has 7.5 million shares of common stock reserved for issuance upon the exercise of stock options and settlement of outstanding stock awards under the Company's equity incentive plans. Shares issued upon stock option exercises and settlements of stock awards are drawn from the authorized but unissued shares of common stock.
During the year ended December 31, 2015, there were 0.2 million stock options exercised with an intrinsic value of $1.6 million. The windfall tax benefit realized from these exercises was $0.5 million. The Company also recognized a tax benefit shortfall of $0.1 million related to stock options exercised at values lower than the related compensation expense, and of $0.8 million related to stock options that expired unexercised during the year. During the year ended December 31, 2014, there were 0.4 million stock options exercised with an intrinsic value of $3.3 million. The windfall tax benefit realized from these exercises was $0.7 million. The Company also recognized a tax benefit shortfall of $0.1 million related to stock options exercised at values lower than the related compensation expense, and $0.8 million related to stock options that expired unexercised during the year. During the year ended December 31, 2013, there were 1.1 million stock options exercised with an intrinsic value of $9.4 million. The windfall tax benefit realized from these exercises was $2.1 million. The Company also recognized a tax benefit shortfall of $0.6 million related to stock options exercised at values lower than the related compensation expense, and $0.5 million related to stock options that expired unexercised during the year.
During the years ended December 31, 2015 and 2014, approximately 583,000 and 203,000 stock options expired, respectively.
The fair value of each option award granted during the years ended December 31, 2015, 2014 and 2013, was estimated on the date of grant using the Black-Scholes option pricing model. The Company's determination of the fair value of share-based awards is affected by the Company's common stock price as well as assumptions regarding a number of complex and subjective variables. Below is a summary of the assumptions used for the stock options granted in the years indicated.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	2015	2014	2013
Weighted average exercise price per share	$9.44	$14.35	$10.23
Risk-free interest rate	1.6%	2.0%	1.0%
Expected dividend yield	—	—	—
Expected volatility	50.7%	55.1%	58.9%
Expected life (in years)	5.75	5.75	5.85
Forfeiture rate	7.0%	6.0%	5.0%
Weighted average grant date fair value per share	$4.52	$7.43	$5.48
The risk-free interest rate is based on the currently available rate on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the stock option converted into a continuously compounded rate. The Company has never declared or paid any cash dividends on its common stock and does not currently anticipate paying cash dividends in the future. The Company has enough historical option exercise information to compute an expected term for use as an assumption in the Black-Scholes option pricing model, and as such, its computation of expected term was calculated using its own historical data. The volatility of the Company's common stock is also based upon its own historical volatility.
As of December 31, 2015, 2014 and 2013, there was $1.7 million, $3.2 million and $5.6 million, respectively, of unrecognized compensation costs related to unvested stock options.
At December 31, 2015, the unrecognized compensation costs of stock options are expected to be recognized over a weighted average period of 1.10 years.
Stock Awards
The Company also grants RSUs to its employees under the 2009 Plan. Each RSU represents a future issuance of one share of common stock contingent upon the recipient's continued service to the Company through the vesting date. Upon the vesting date, RSUs are automatically settled for shares of the Company's common stock unless the applicable award agreement provides for delayed settlement. If, prior to the vesting date, the employee's status as a full-time employee is terminated, then the RSU is automatically canceled on the employment termination date, unless otherwise specified in an employee's individual employment agreement. The fair value of an RSU is calculated based on the market value of the common stock on the grant date and is amortized over the applicable vesting period using the graded-vesting method.
The Company has also granted PSUs under the 2009 Plan to certain individuals. The total amount of PSUs granted is comprised of certain shares that will vest contingent upon a market-based measure, the Company's stock price, and certain shares that will vest contingent upon a performance-based measure, the Company's diluted earnings per share.
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
The fair value of the PSU awards on the grant date was $5.3 million. PSUs are amortized over the applicable vesting period using the graded-vesting method. The fair value of the performance-based portion of the PSU awards was based on the Company's stock price as of the date the target was approved by the Company's board of directors. Compensation cost for the portion of the PSUs with a performance-based measure is recorded based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. The fair value of the market-based measure portion of the PSU awards was estimated based on the Company's stock price as of the date of grant using a Monte Carlo simulation model.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The assumptions for the market-based portion of the PSUs granted are noted in the following table:

2015
Grant price per share	$9.46
Risk-free interest rate	0.7%
Expected dividend yield	—
Historical volatility	50.0%
Expected life (in years)	4.0
Forfeiture rate	7.0%
Weighted average grant date fair value per share	$4.04
A summary of the RSU and PSU activity and related information is as follows:

	Restricted Stock Units and Performance Stock Units
	Time Based RSU		Performance-Based PSU		Market-Based PSU
	Number of Shares	Weighted Average Purchase Price	Number of Shares	Weighted Average Purchase Price	Number of Shares	Weighted Average Purchase Price
Balance at December 31, 2012	362,199	$9.72	—	$—	—	$—
Awarded	1,016,035	10.50	—	—	—	—
Vested	(181,104)	9.72	—	—	—	—
Canceled	(98,613)	10.39	—	—	—	—
Balance at December 31, 2013	1,098,517	10.38	—	—	—	—
Awarded	786,250	14.33	—	—	975,295	5.39
Vested	(393,106)	10.15	—	—	—	—
Canceled	(212,572)	11.89	—	—	—	—
Balance at December 31, 2014	1,279,089	12.63	—	—	975,295	5.39
Awarded	983,473	9.33	455,765	9.86	229,017	4.04
Vested	(353,126)	12.34	—	—	—	—
Canceled	(519,425)	11.51	(96,621)	9.86	(238,084)	5.21
Balance at December 31, 2015	1,390,011	$10.78	359,144	$9.86	966,228	$5.11
As of December 31, 2015 and 2014, there was $6.9 million and $8.5 million, respectively, of unrecognized compensation costs related to unvested RSUs. The unrecognized compensation costs of RSUs are expected to be recognized over a weighted average period of 1.4 years.
During the year ended December 31, 2015, 0.4 million RSUs vested and were released with a market value of $3.3 million. The tax benefit shortfall realized from the RSUs released was $0.4 million. During the year ended December 31, 2014, 0.4 million RSUs vested and were released with a market value of $5.3 million. The actual tax benefit windfall realized from the RSUs released was $0.5 million. During the year ended December 31, 2013, 0.2 million RSUs vested and were released with a market value of $3.0 million. The actual tax benefit windfall realized from the RSUs released was $0.5 million.
As of December 31, 2015, there was $4.0 million of unrecognized compensation costs related to unvested PSUs. The unrecognized compensation costs of PSUs are expected to be recognized over a weighted average period of 1.7 years, to the extent the performance criteria is met. There were no PSUs which vested during 2014, and no PSUs granted in 2013.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

17. Stock Repurchase Programs
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
On November 10, 2013, a special committee of the Company's board of directors approved a plan to purchase up to 10.25 million shares of the Company's common stock through a tender offer. The tender offer commenced on November 13, 2013 and expired on December 11, 2013. On December 18, 2013, the Company repurchased shares of its common stock through the tender offer at a price of $19.50 per share. The tender offer was oversubscribed, resulting in the purchase of 10.2 million shares, including 0.2 million shares underlying previously unexercised stock options, for a total cost of $199.9 million, exclusive of fees. The repurchased shares were added to treasury stock. We did not repurchase any shares of our common stock in the either 2014 or 2015.
18. Income Taxes
The Company uses the asset and liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in income and deductions in future years. The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$(10,370)	$12,686	$29,456
State	(309)	1,937	3,168
	(10,679)	14,623	32,624
Deferred:
Federal	33,482	(6,216)	(5,952)
State	7,462	(880)	(1,010)
	40,944	(7,096)	(6,962)
Total	$30,265	$7,527	$25,662
Each reporting period, the Company assesses the likelihood that it will be able to recover its deferred tax assets, which represent timing differences in the recognition of certain tax deductions for accounting and tax purposes. The realization of deferred tax assets is dependent, in part, upon future taxable income. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence, including past operating results, estimates of future taxable income given current business conditions affecting the Company, and the feasibility of ongoing tax planning strategies.
In the third quarter of 2015, there were several pieces of negative evidence that contributed to the Company’s conclusion that a valuation allowance was appropriate against all deferred tax assets that rely upon future taxable income for realization. This negative evidence included (i) a significant third quarter pre-tax loss, (ii) projections that showed the Company would be in a three-year cumulative loss position by 2016 and (iii) the continued difficult business and regulatory environment surrounding for-profit education institutions. After weighing all positive and negative evidence, the Company concluded it could not rely upon future taxable income to support realizability of deferred tax assets and, therefore, recorded a valuation allowance against the deferred tax assets that rely on future taxable income in the third quarter of 2015. As of December 31, 2015, the Company continues to record a valuation allowance against the deferred tax assets. The Company intends to maintain a valuation allowance against its deferred tax assets until sufficient positive evidence exists to support its reversal.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are paid or recovered. Significant components of the Company’s deferred tax assets and liabilities and balance sheet classifications are as follows (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss	$737	$211
Fixed assets	(1,328)	194
Bad debt	2,412	2,338
Vacation accrual	3,305	2,956
Stock-based compensation	15,766	16,291
Deferred rent	12,585	11,580
State tax	2,154	2,257
Bonus accrual	1,609	1,023
Unearned interest	898	1,118
Accrued expenses	3,939	2,121
Revenue reserves	64	9,820
Other	278	107
Total deferred tax assets	42,419	50,016
Valuation allowance	(42,419)	—
Net deferred tax assets	—	50,016
Deferred tax liabilities:
Fixed assets and intangibles	—	(8,540)
Indefinite-lived intangibles	(744)	—
Total deferred tax liabilities	(744)	(8,540)
Total net deferred tax assets (liabilities)	$(744)	$41,476
The current year change in net deferred tax assets of $42.2 million is comprised of net deferred expense of $40.9 million recorded through income tax expense, $1.2 million related to the recognized shortfall recorded as a reduction in additional paid in capital and $0.1 million tax effect of unrealized gain on investments recorded through other comprehensive income. Deferred taxes are reflected in the balance sheet as follows (in thousands):

	As of December 31,
	2015	2014
Current deferred tax assets	$—	$21,301
Current deferred tax liabilities	—	—
Noncurrent deferred tax assets	—	20,175
Noncurrent deferred tax liabilities	(744)	—
Total	$(744)	$41,476
At December 31, 2015, the Company had federal net operating loss carryforwards of $0.6 million, which are available to offset future taxable income. The federal net operating loss carryforwards will begin to expire in 2022. The Company’s utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Section 382 of Internal Revenue Code of 1986, as amended. The Company has performed a Section 382 analysis and has determined that there is no material effect on the net operating loss carryforwards.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

A reconciliation of the income tax expense computed using the U.S. federal statutory tax rate of 35% and the Company's provision for income taxes follows (in thousands):

	Year Ended December 31,
	2015		2014		2013
Computed expected federal tax expense	$(14,066)	35.0%	$6,018	35.0%	$25,041	35.0%
State taxes, net of federal benefit	(655)	1.6	426	2.5	1,466	2.0
Permanent differences	1,033	(2.6)	1,125	6.5	1,295	1.8
Uncertain tax positions	480	(1.2)	424	2.5	(1,762)	(2.5)
Credits	(206)	0.5	(470)	(2.7)	(378)	(0.4)
Stock compensation	1,246	(3.1)	—	—	—	—
Valuation allowance	42,419	(105.5)	—	—	—	—
Other	14	—	4	—	—	—
Income tax expense	$30,265	(75.3)%	$7,527	43.8%	$25,662	35.9%
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at December 31, 2013	$7,387
Gross increases-tax positions in prior period	13,869
Gross decreases-tax positions in prior period	(23)
Gross increases-current period tax positions	53
Settlements	(409)
Lapse of statute of limitations	—
Unrecognized tax benefits at December 31, 2014	20,877
Gross increases-tax positions in prior period	169
Gross decreases-tax positions in prior period	(2)
Gross increases-current period tax positions	—
Settlements	(455)
Lapse of statute of limitations	—
Unrecognized tax benefits at December 31, 2015	$20,589
Included in the amount of unrecognized tax benefits at December 31, 2015 and 2014 is $13.4 million and $13.6 million, respectively, of tax benefits that, if recognized, would affect the Company's effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2015 and 2014 is $7.2 million and $7.3 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets. It is reasonably possible that the total amount of the unrecognized tax benefit will change during the next 12 months; however, the Company does not expect the potential change to have a material effect on the results of operations or financial position in the next year.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2015 and 2014, the Company had approximately $2.0 million and $1.9 million, respectively, of accrued interest, before any tax benefit, related to uncertain tax positions.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The tax years 2002 through 2014 are open to examination by major taxing jurisdictions to which the Company is subject.
The Company is currently under audit by the California Franchise Tax Board for the years 2008 through 2012. In connection with the California Franchise Tax Board audit, in 2014 the Company filed a refund claim for tax years 2008 through

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

2010 for approximately $12.6 million. However, the Company will not recognize any income statement benefit in its financial statements related to the refund claim until the final resolution of the audit.
The Company is also subject to various other state audits. With regard to all audits, the Company does not expect any significant adjustments to amounts already reserved.
19. Regulatory
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
Ashford University is regionally accredited by WASC Senior College and University Commission (“WSCUC”), and University of the Rockies is regionally accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”).
Department of Education Program Review of Ashford University
On July 31, 2014, the Company and Ashford University received notification from the Department that it intended to conduct a program review of Ashford University’s administration of federal student financial aid programs (“Title IV programs”) in which the university participates. The review commenced on August 25, 2014, and covers federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”), the Drug-Free Schools and Communities Act and related regulations. Ashford University was provided with the Department's program review report and has responded to such initial report. Following consideration of the university's response, the Department will issue a Final Program Review Determination letter.
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
In April 2014, the application was granted, and the university was approved by BPPE to operate in California until July 15, 2018. As a result, Ashford University is no longer exempt from certain laws and regulations applicable to private, post-

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

secondary educational institutions. These laws and regulations entail certain California reporting requirements, including but not limited to, graduation, employment and licensing data, certain changes of ownership and control, faculty and programs, and student refund policies, as well as the triggering of other state and federal student employment data reporting and disclosure requirements.
Negotiated Rulemaking and Other Executive Action
Three negotiated rulemaking sessions held between January and March of 2014 resulted in draft regulations to enact changes to the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”) required by the enactment of the Violence Against Women Act (“VAWA”). The Department published final regulations in the Federal Register on October 20, 2014, which became effective on July 1, 2015. Among other things, VAWA requires institutions to compile statistics for additional incidents to those currently required by the Clery Act and include certain policies, procedures and programs pertaining to these incidents in annual security reports.
The Department held Program Integrity and Improvement negotiated rulemaking sessions between February and May of 2014 that focused on topics including, but not limited to, cash management of Title IV program funds, state authorization for programs offering distance or correspondence education, credit and clock hour conversions, the retaking of coursework, and the definition of “adverse credit” for PLUS loan borrowers. No consensus resulted from the rulemaking sessions. As a result, the Department had discretion to propose Program Integrity regulations in these areas. In August 2014, the Department published a Notice of Proposed Rulemaking proposing new regulations regarding the federal Direct PLUS loan program. The final regulations became effective on July 1, 2015 and update the standards for determining if a potential parent or student borrower has an adverse credit history for purposes of eligibility for a PLUS loan. Specifically, the regulations revise the definition of “adverse credit history” and require that parents and students who have an adverse credit history, but who are approved for a PLUS loan on the basis of extenuating circumstances or who obtain an endorser for the PLUS loan, must receive loan counseling before receiving the loan.
On September 3, 2014, the Department published a notice in the Federal Register to announce its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the William D. Ford “Federal Direct Loan Program” authorized by the Higher Education Act. Two public hearings were held in October and November 2014. On December 19, 2014, the Department published a notice to announce its intention to establish the committee to (i) prepare proposed regulations to establish a new Pay as Your Earn repayment plan for those not covered by the existing Federal Direct Loan Program and (ii) establish procedures for Federal Family Education Loan Program (“FFEL Program”) loan holders to use to identify U.S. military service members who may be eligible for a lower interest rate on their FFEL Program loans. The committee met in February, March and April of 2015. On July 9, 2015, the Department published a Notice of Proposed Rulemaking proposing to amend the regulations governing the Federal Direct Loan Program, and on October 30, 2015, the regulations were amended to create a new income-contingent repayment plan in accordance with President Obama's initiative to allow more Federal Direct Loan Program borrowers to cap their loan payments at 10% of their monthly income. Changes were also made to the FFEL Program and Federal Direct Loan Program regulations to streamline and enhance existing processes and provide additional support to struggling borrowers. The amended regulations also expand the circumstances in which an institution may challenge or appeal a draft or final cohort default rate based on the institution's participation rate index.
On October 30, 2014, the Obama administration announced that the Department would lead an effort to formalize an interagency task force to conduct oversight of for-profit institutions of higher education, especially regarding alleged unfair, deceptive, and abusive policies and practices. The task force has been formed and includes the Departments of Justice, Treasury and Veterans Affairs, as well as the Consumer Financial Protection Bureau, Federal Trade Commission, Securities and Exchange Commission, and state Attorneys General. The stated purpose of the task force is to “coordinate...activities and promote information sharing to protect students from unfair, deceptive and abusive policies and practices.”
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
On August 20, 2015, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the Federal Student Aid programs authorized under Title IV of the Higher Education Act. The Department held two public hearings in September 2015 at which interested parties commented on the topics suggested by the Department and suggested additional topics that should be considered for action by the negotiating committee. The Department also accepted written comments and suggestions. The Department intends to convene a committee to develop proposed regulations for determining which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment, and the consequences of the assertion of such borrower defenses for borrowers, institutions and the Department. Specifically, the Department intends to address (i) the procedures to be used for a borrower to establish a defense to repayment, (ii) the criteria the Department will use to identify acts or omissions of an institution that constitute defenses to repayment, (iii) the standards and procedures the Department will use to determine the liability of the institution for amounts based on borrower defenses and (iv) the effect of borrower defenses on institutional capability assessments. The committee met in January and February of 2016, and is scheduled to meet again in March 2016.
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
For the years ended December 31, 2015, 2014 and 2013, Ashford University derived 80.9%, 83.4% and 85.6% and respectively, and University of the Rockies derived 86.6%, 88.3% and 87.6%, respectively, of their respective revenues (calculated in accordance with applicable Department regulations) from Title IV program funds.
Cohort Default Rate
For each federal fiscal year, the Department calculates a rate of student defaults over a three-year measuring period for each educational institution, which is known as a “cohort default rate.” An institution may lose its eligibility to participate in the federal Direct Loan and Pell programs if, for each of the three most recent federal fiscal years, 30% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
On December 10, 2015, Ashford University received a request for information from the Multi-Regional and Foreign School Participation Division of the FSA for (i) advertising and marketing materials provided to prospective students regarding the transferability of certain credit, (ii) documents produced in response to the Consumer Financial Protection Bureau's (the “CFPB”) August 10, 2015 Civil Investigative Demand related to the CFPB's investigation to determine whether for-profit post-secondary education companies or other unnamed persons have engaged in or are engaging in unlawful acts or practices related to the advertising, marketing or origination of private student loans, (iii) certain documents produced in response to subpoenas and interrogatories issued by the California Attorney General and (iv) records created between 2009 and 2012 related to the disbursement of certain Title IV funds. The FSA is investigating representations made by Ashford University to potential and enrolled students, and has asked the Company and Ashford University to assist in its assessment of Ashford University's compliance with the prohibition on substantial misrepresentations. The Company and Ashford University intend to provide the FSA with their full cooperation with a view toward demonstrating the compliant nature of their practices.
If the Department determines that one of the Company's institutions has engaged in substantial misrepresentation, the Department may (i) attempt to revoke the institution's program participation agreement if the institution is provisionally certified, (ii) impose limitations on the institution's participation in Title IV programs if the institution is provisionally certified, (iii) deny applications from the institution for approval of new programs or locations or other matters or (iv) initiate proceedings to fine the institution or limit, suspend or terminate its eligibility to participate in Title IV programs. Because Ashford University is provisionally certified, it could be subject to the actions set forth in clauses (i) and (ii) above in addition to any other actions taken by the Department if it were determined that Ashford University has engaged in substantial misrepresentation.
Return of Title IV Funds
An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under Department regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled on the institution's annual compliance audit in either of its two most recently completed fiscal years can result in the institution having to post a letter of credit in an amount equal to 25% of its required Title IV returns during its most recently completed fiscal year. If unearned funds are not properly calculated and returned in a timely manner, an institution is also subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV programs. For the years ended December 31, 2015 and 2014, the Company's institutions did not exceed the 5% threshold for late refunds sampled.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

institution's ability to operate at a profit. An institution that does not meet the Department's minimum composite score of 1.5 may demonstrate its financial responsibility by posting a letter of credit in favor of the Department and possibly accepting other conditions on its participation in the Title IV programs.
For the fiscal year ended December 31, 2014, the consolidated composite score calculated was 2.7, satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. The Company expects the consolidated composite score to be 1.8 for the year ended December 31, 2015. However, the consolidated calculation is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2015.
Administrative capability
The Department specifies extensive criteria by which an institution must establish that it has the requisite administrative capability to participate in Title IV programs. To meet the administrative capability standards, an institution must, among other things, (i) comply with all applicable Title IV program requirements (ii) have an adequate number of qualified personnel to administer Title IV programs, (iii) have acceptable standards for measuring the satisfactory academic progress of its students, (iv) have procedures in place for awarding, disbursing and safeguarding Title IV funds and for maintaining required records, (v) administer Title IV programs with adequate checks and balances in its system of internal control over financial reporting, (vi) not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension, (vii) provide financial aid counseling to its students, (viii) refer to the OIG any credible information indicating that any student, parent, employee, third-party servicer or other agent of the institution has engaged in any fraud or other illegal conduct involving Title IV programs, (ix) timely submit all required reports and financial statements and (x) not otherwise appear to lack administrative capability.
Ashford University and University of the Rockies were notified by the Department that it did not believe the institutions fully responded to the disclosures of data required by the Gainful Employment regulations, that this was an indication of a serious lack of administrative capability, and that as a result the Department would not make any decisions regarding the addition of any new programs or additional locations until the reporting requirements were met. The Department informed the Company that failure to fully comply in all Gainful Employment data reporting requirements could result in the referral of the errant institution to the Department's Administrative Actions and Appeals Service Group for consideration of an administrative action against that institution, including a fine, the limitation, suspension or termination of institutional eligibility to participate in Title IV programs, or revocation of the institution's program participation agreement (if provisional). The Company worked with the Department to address their concerns with respect to the reporting of the Company's institutions under the Gainful Employment regulations. The Department has since approved two new programs for Ashford University, and the Company does not anticipate any actions against its institutions related to this notification.
20. Retirement Plans
The Company maintains an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the savings plan, participating employees may contribute a portion of their pre-tax earnings up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the savings plan in its sole discretion. The Company's total expense related to the 401(k) plan was $3.4 million, $3.7 million and $3.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

21. Commitments and Contingencies
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
Iowa Attorney General Civil Investigation of Ashford University
In February 2011, Ashford University received from the Attorney General of the State of Iowa (the “Iowa Attorney General”) a Civil Investigative Demand and Notice of Intent to Proceed (the “CID”) relating to the Iowa Attorney General’s investigation of whether certain of the university's business practices comply with Iowa consumer laws. Pursuant to the CID, the Iowa Attorney General requested documents and detailed information for the time period January 1, 2008 to present. On numerous occasions, representatives from the Company and Ashford University met with the Iowa Attorney General to discuss the status of the investigation and the Iowa Attorney General’s allegations against the Company that had been communicated to the Company in June 2013. As a result of these meetings, on May 15, 2014, the Iowa Attorney General, the Company and Ashford University entered into an Assurance of Voluntary Compliance (the “AVC”) in full resolution of the CID and the Iowa Attorney General’s allegations. The AVC, in which the Company and Ashford University do not admit any liability, contains several components including injunctive relief, nonmonetary remedies and a payment to the Iowa Attorney General to be used for restitution to Iowa consumers, costs and fees. The AVC also provides for the appointment of a settlement administrator for a period of three years to review the Company’s and Ashford University’s compliance with the terms of the AVC. The Company had originally accrued $9.0 million in 2013 related to this matter, which represented its best estimate of the total restitution, cost of non-monetary remedies and future legal costs. The remaining accrual of $0.9 million as of December 31, 2015 is split between both current and long-term liabilities.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
California Attorney General Investigation of For-Profit Educational Institutions
In January 2013, the Company received from the Attorney General of the State of California (the “CA Attorney General”) an Investigative Subpoena relating to the CA Attorney General’s investigation of for-profit educational institutions. Pursuant to the Investigative Subpoena, the CA Attorney General has requested documents and detailed information for the time period March 1, 2009 to present. On July 24, 2013, the CA Attorney General filed a petition to enforce certain categories of the Investigative Subpoena related to recorded calls and electronic marketing data. On September 25, 2013, the Company reached an agreement with the CA Attorney General to produce certain categories of the documents requested in the petition and stipulated to continue the hearing on the petition to enforce from October 3, 2013 to January 9, 2014. On January 13, 2014 and June 19, 2014, the Company received additional Investigative Subpoenas from the CA Attorney General each requesting additional documents and information for the time period March 1, 2009 through the current date. Representatives from the Company have met with the CA Attorney General’s office on several occasions to discuss the status of the investigation, additional information requests, and specific concerns related to possible unfair business practices in connection with the Company’s recruitment of students and debt collection practices. The parties are currently scheduled to meet again on March 8 and 9, 2016 to discuss the status of the investigation and explore a potential resolution involving injunctive relief and a monetary payment. The Company cannot predict the eventual scope, duration or outcome of the investigation at this time. As a result, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action. However, if the Company were able to resolve this matter, the Company believes any such resolution would result in a material payment and certain non-monetary remedies.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
Following the conclusion of discovery, the parties entered into an agreement to settle the litigation for $15.5 million, which was funded by the Company's insurance carriers. The settlement was granted preliminary approval by the Court on December 14, 2015 and is now proceeding through the shareholder claims administration process.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

On September 18, 2015, the plaintiff filed a substantially similar amended complaint that asserts a putative class period stemming from March 12, 2013 to May 30, 2014. The amended complaint also names Patrick Hackett, Adarsh Sarma, Warburg Pincus & Co., Warburg Pincus LLC, Warburg Pincus Partners LLC, and Warburg Pincus Private Equity VIII, L.P. as additional defendants. On November 24, 2015, all defendants filed motions to dismiss, which are currently pending with the Court. The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. Based on information available to the Company at present, it cannot reasonably estimate a range of loss for this action. Accordingly, the Company has not accrued any liability associated with this action.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
On October 13, 2015, the parties entered into an agreement to settle the case for an immaterial amount and the case was dismissed with prejudice by the Court on November 2, 2015.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Qui Tam Complaints
In December 2012, the Company received notice that the U.S. Department of Justice had declined to intervene in a qui tam complaint filed in the U.S. District Court for the Southern District of California by Ryan Ferguson and Mark T. Pacheco under the federal False Claims Act on March 10, 2011 and unsealed on December 26, 2012. The complaint is captioned United States of America, ex rel., Ryan Ferguson and Mark T. Pacheco v. Bridgepoint Education, Inc., Ashford University and University of the Rockies. The qui tam complaint alleges, among other things, that since March 10, 2005, the Company caused its institutions, Ashford University and University of the Rockies, to violate the federal False Claims Act by falsely certifying to the Department that the institutions were in compliance with various regulations governing Title IV programs, including those that require compliance with federal rules regarding the payment of incentive compensation to enrollment personnel, student disclosures, and misrepresentation in connection with the institutions' participation in Title IV programs. The complaint seeks significant damages, penalties and other relief. On April 30, 2013, the relators petitioned the Court for voluntary dismissal of the complaint without prejudice. The U.S. Department of Justice filed a notice stipulating to the dismissal and the Court granted the dismissal on June 12, 2013.
In January 2013, the Company received notice that the U.S. Department of Justice had declined to intervene in a qui tam complaint filed in the U.S. District Court for the Southern District of California by James Carter and Roger Lengyel under the federal False Claims Act on July 2, 2010 and unsealed on January 2, 2013. The complaint is captioned United States of America, ex rel., James Carter and Roger Lengyel v. Bridgepoint Education, Inc., Ashford University. The qui tam complaint alleges, among other things, that since March 2005, the Company and Ashford University have violated the federal False Claims Act by falsely certifying to the Department that Ashford University was in compliance with federal rules regarding the payment of incentive compensation to enrollment personnel in connection with the institution's participation in Title IV programs. Pursuant to a stipulation between the parties, the relators filed an amended complaint on May 10, 2013. The amended complaint is substantially similar to the original complaint and seeks significant damages, penalties and other relief.
In March 2015, the Company filed a motion to dismiss the case pursuant to the public disclosure bar, which was granted without leave to amend by the Court on August 17, 2015. The relators filed a notice of appeal on September 15, 2015 and the case is currently under appeal with the United States Court of Appeals for the Ninth Circuit. During the pendency of the appeal, the parties agreed to settle the case for an immaterial amount and are in the process of finalizing a settlement agreement.
Cavazos v. Ashford University
On June 22, 2015, Diamond Cavazos filed a purported class action against Ashford University in the Superior Court of the State of California in San Diego. The complaint is captioned Diamond Cavazos v. Ashford University, LLC and generally alleges various wage and hour claims under California law for failure to pay overtime, failure to pay minimum wages and failure to provide rest and meal breaks. The lawsuit seeks back pay, the cost of benefits, penalties and interest on behalf of the putative class members, as well as other equitable relief and attorneys' fees. Before responding to the complaint, the parties entered into an agreement to settle the case for an immaterial amount and the Court dismissed the case without prejudice on January 15, 2016.
Coleman et al. v. Ashford University
On June 4, 2015, Brandy Coleman and a group of seven other former employees filed a purported class action against Ashford University in the Superior Court of the State of California in San Diego. The complaint is captioned Brandy Coleman v. Ashford University, LLC and generally alleges violations of the California WARN Act for back pay and benefits associated with the termination of the plaintiffs' employment in May 2015. The lawsuit seeks unpaid wages, penalties and interest on behalf of the putative class members, as well as other equitable relief and attorneys' fees. Before responding to the complaint, the parties entered into an agreement to settle the case for an immaterial amount and the Court dismissed the case without prejudice on January 29, 2016.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

22. Concentration of Risk
Concentration of Revenue
In 2015, Ashford University derived 80.9% and University of the Rockies derived 86.6% of their respective revenues (in each case calculated on a cash basis in accordance with applicable Department regulations) from students whose source of funding is through Title IV programs. See Note 19, “Regulatory - The “90/10” Rule.” Title IV programs are subject to political and budgetary considerations and are subject to extensive and complex regulations. The Company's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potentially adverse actions including a suspension, limitation, or termination proceeding, which could have a material adverse effect on the Company's enrollments, revenues and results of operations.
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
23. Quarterly Results of Operations (Unaudited)
The following tables set forth unaudited results of operations and certain operating results for each quarter during 2015 and 2014. The Company believes that the information reflects all adjustments necessary to present fairly the information below. Basic and diluted earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per common share information may not equal annual basic and diluted earnings per common share.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2015
Revenue	$142,518	$147,057	$140,762	$131,392
Operating income (loss)	(1,200)	(512)	(34,479)	(6,104)
Net income (loss)	(371)	(650)	(62,746)	(6,687)
Earnings (loss) per common share:
Basic	$(0.01)	$(0.01)	$(1.37)	$(0.15)
Diluted	(0.01)	(0.01)	(1.37)	(0.15)

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2014
Revenue	$157,270	$171,522	$162,654	$147,259
Operating income (loss)	(7,858)	22,414	10,581	(10,826)
Net income (loss)	(4,330)	12,955	6,291	(5,248)
Earnings (loss) per common share:
Basic	$(0.10)	$0.29	$0.14	$(0.12)
Diluted	(0.10)	0.28	0.14	(0.12)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of any possible controls and procedures.
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below. Notwithstanding the material weaknesses described below, management has concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of our internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management's assessment of our internal control over financial reporting, our management has identified control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2015. Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on criteria in Internal-Control-Integrated Framework (2013) issued by the COSO.
Our management has concluded that there are material weaknesses in our internal control over financial reporting as of December 31, 2015, as we did not maintain effective controls over the accounting for revenue recognition. Specifically, we did not maintain effective controls surrounding the selection and application of GAAP related to revenue recognition. We also did not maintain effective controls to assess the reliability of system generated data used in the operation of certain revenue recognition controls. These control deficiencies did not result in a material misstatement of our consolidated financial statements for 2015 or any of the quarters in 2015. However, these control deficiencies could result in misstatements of revenue, bad debt expense, accounts receivable, deferred revenue and the related financial disclosures that would result in a material misstatement of our consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Item 8, “Financial Statements and Supplementary Data.”
Management's Remediation Plan
We are committed to remediating the control deficiencies that constitute the above material weaknesses by implementing changes to our internal control over financial reporting. Management is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.
We plan to implement measures to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. These measures include the hiring of new accounting personnel, as well as providing additional training for existing personnel. These measures also include the implementation of financial reporting risk assessments and review processes to ensure the related significant accounting policies are implemented and applied properly under GAAP on a consistent basis throughout the Company. We plan to perform a review of all key reports utilized in the revenue and receivable cycle to ensure appropriate controls are in place over the completeness and accuracy of the underlying data used in these key reports. We have also established enhanced procedures to ensure appropriate review of accounting policies by the members of our management team with the requisite level of accounting knowledge, experience and training.
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
Changes in Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2016 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2016 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2016 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2016 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2016 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)    The following documents are included as part of this Annual Report on Form 10-K:
(1)    Financial Statements.
(2)    Financial Statement Schedules.
All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.
(3)    Exhibits.

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
		Acquisition Agreements
2.1		Purchase and Sale Agreement dated December 3, 2004, as amended, among The Franciscan University of the Prairies, the Sisters of St. Francis and the registrant.		X	S-1	2.1	February 17, 2009
2.2		Asset Purchase and Sale Agreement dated September 12, 2007 between the Colorado School of Professional Psychology and the registrant.		X	S-1	2.2	February 17, 2009
		Charter Documents and Instruments Defining Rights of Security Holders
3.1		Fifth Amended and Restated Certificate of Incorporation.		X	10-Q	3.1	May 21, 2009
3.2		Second Amended and Restated Bylaws.		X	S-1	3.4	March 20, 2009
4.1		Specimen of Stock Certificate.		X	S-1	4.1	March 30, 2009
4.2		Second Amended and Restated Registration Rights Agreement dated August 26, 2009 among the registrant and the other persons named therein.		X	S-1	4.4	September 4, 2009
		Employee Benefit Plans
10.1	*	Amended and Restated 2005 Stock Incentive Plan.		X	S-1	10.1	December 22, 2008
10.2	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Founders.		X	S-1	10.2	February 17, 2009
10.3	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Charlene Dackerman, Jane McAuliffe, Ross Woodard and other non-executive employees.		X	S-1	10.3	February 17, 2009
10.4	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Andrew S. Clark, Daniel J. Devine, Rodney T. Sheng and Christopher L. Spohn.		X	S-1	10.4	February 17, 2009
10.5	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Robert Hartman.		X	S-1	10.12	February 17, 2009
10.6	*	Amended and Restated 2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Charlene Dackerman, Jane McAuliffe, Ross Woodard and other non-executive employees.		X	8-K	10.13	January 12, 2010
10.7	*	Amended and Restated 2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Andrew S. Clark, Daniel J. Devine, Rodney T. Sheng and Christopher L. Spohn.		X	8-K	10.14	January 12, 2010
10.8	*	Amended and Restated 2005 Stock Incentive Plan-Amendment to Stock Option Award		X	S-1	10.33	March 30, 2009

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.9	*	Amended and Restated 2009 Stock Incentive Plan.		X	8-K	10.1	May 16, 2013
10.10	*	Amended and Restated 2009 Stock Incentive Plan - Form of Nonstatutory Stock Option Agreement for Executives and Senior Management.		X	S-8	99.4	May 13, 2009
10.11	*	Amended and Restated 2009 Stock Option Plan - Form of Nonstatutory Stock Option Agreement (effective March 2011).		X	10-Q	10.3	May 3, 2011
10.12	*	Amended and Restated 2009 Stock Incentive Plan - Form of Incentive Stock Option Agreement for Executives and Senior Management.		X	S-8	99.5	May 13, 2009
10.13	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (Deferred Settlement).		X	8-K	99.1	June 27, 2011
10.14	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (General).		X	8-K	99.2	June 27, 2011
10.15	*	Amended and Restated 2009 Stock Incentive Plan - Form of Performance Stock Unit Award Agreement.		X	8-K	10.1	December 23, 2014
10.16	*	Amended and Restated 2009 Stock Incentive Plan - Amendment to Performance Stock Unit Award Agreement		X	10-K	10.16	March 10, 2015
10.17	*	Form of Non-Plan Stock Option Agreement		X	S-8	99.6	May 13, 2009
10.18	*	Form of Compensatory Warrant Agreement.		X	S-1	4.1	March 20, 2009
10.19	*	Amended and Restated Employee Stock Purchase Plan.		X	8-K	99.1	March 22, 2010
10.20	*	Bridgepoint Education Nonqualified Deferred Compensation Plan		X	10-Q	10.7	May 3, 2010
		Agreements with Executive Officers, Directors and Warburg Pincus
10.21	*	Amended and Restated Employment Agreement between Andrew S. Clark and the registrant.		X	10-K	10.21	March 10, 2015
10.22	*	Employment Agreement between Daniel J. Devine and the registrant.		X	S-1	10.25	March 20, 2009
10.23	*	Release of All Claims, dated October 20, 2015, between Daniel J. Devine and the registrant.		X	10-Q	10.1	November 6, 2015
10.24	*	Employment Agreement between Rodney T. Sheng and the registrant.		X	S-1	10.27	March 20, 2009
10.25	*	Offer Letter to Diane Thompson.		X	S-1	10.28	March 20, 2009
10.26	*	Offer Letter to Thomas Ashbrook.		X	S-1	10.29	March 20, 2009
10.27	*	Employment Agreement, dated March 5, 2015, between Christopher M. Henn and the registrant		X	8-K	10.1	March 19, 2015
10.28	*	Employment Agreement, dated October 1, 2015, between Kevin Royal and the registrant		X	8-K	10.1	October 1, 2015
10.29	*	Amended and Restated Executive Severance Plan.		X	10-Q	10.1	August 4, 2015
10.30	*	Amended and Restated Form of Severance Agreement under the Executive Severance Plan.		X	10-Q	10.2	August 4, 2015
10.31	*	Offer Letter to Dale Crandall.		X	S-1	10.30	March 20, 2009
10.32	*	Offer Letter to Marye Anne Fox.		X	10-K	10.30	March 7, 2012
10.33	*	Form of Indemnification Agreement.	X
10.34	*	Stock Ownership Guidelines (effective May 14, 2013).		X	10-K	10.33	March 17, 2014
10.35		Nominating Agreement between Warburg Pincus and the registrant.		X	S-1	10.11	February 17, 2009
		Bank Documents
10.36		Credit Agreement dated January 29, 2010 with Comerica Bank		X	8-K	99.1	February 3, 2010
10.37		Revolving Credit Note dated January 29, 2010 with Comerica Bank		X	8-K	99.2	February 3, 2010
10.38		Security Agreement dated January 29, 2010 with Comerica Bank		X	8-K	99.3	February 3, 2010
10.39		First Amendment to Loan Documents with Comerica Bank dated July 30, 2010		X	10-Q	10.1	August 3, 2010
10.40		Second Amendment to Loan Documents with Comerica Bank dated August 6, 2010.		X	10-Q	10.2	November 2, 2010
10.41		Third Amendment to Loan Documents with Comerica Bank dated December 1, 2010.		X	10-K	10.39	March 2, 2011
10.42		Fourth Amendment to Loan Documents with Comerica Bank, dated May 2, 2011.		X	10-Q	10.1	August 2, 2011

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.43		Fifth Amendment to Loan Documents with Comerica Bank, dated January 27, 2012.		X	10-K	10.43	March 7, 2012
10.44		Sixth Amendment to Loan Documents with Comerica Bank, dated March 30, 2012.		X	10-Q	10.6	May 1, 2012
10.45		Amended and Restated Revolving Credit Agreement with Comerica Bank, dated as of April 13, 2012.		X	10-Q	10.1	August 7, 2012
		Material Real Estate Agreements
10.46	†	Office Lease dated January 31, 2008 with Kilroy Realty, L.P., as amended by the First Amendment thereto dated December 1, 2008, related to the premises located at 13480 Evening Creek Drive North, San Diego, California.		X	S-1	10.15	April 13, 2009
10.47	†	Second Amendment to Office Lease dated June 3, 2009, with Kilroy Realty L.P., related to the premises located at 13480 Evening Creek Drive North, San Diego, California.		X	10-Q	10.2	August 11, 2009
10.48	†	Office Lease and Sublease Agreements, related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	S-1	10.16	April 13, 2009
10.49	†	First Amendment to Office Lease dated March 12, 2010, with Kilroy Realty, L.P., related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	10-Q	10.5	May 3, 2010
10.50	†	Second Amendment to Office Lease with Kilroy Realty, L.P., dated February 29, 2012, related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	10-Q	10.5	May 1, 2012
10.51	†	Office Lease dated June 26, 2009, with Kilroy Realty, L.P., related to the premises located at 13520 Evening Creek Drive North, San Diego, California.		X	10-Q	10.1	August 11, 2009
10.52	†	Standard Form Modified Gross Office Lease dated October 22, 2008, and addendum, with Sunroad Centrum Office I, L.P. related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	S-1	10.17	March 2, 2009
10.53	†	First Amendment to Standard Form Modified Gross Office Lease dated September 16, 2011, with Sunroad Centrum Office I, L.P., related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	10-Q	10.4	December 16, 2011
10.54	†	Office Lease dated February 28, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-Q	10.1	May 3, 2011
10.55	†	Commencement Date Memorandum and First Amendment to Office Lease dated November 18, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-K	10.55	March 7, 2012
10.56	†	Lease dated August 8, 2011, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.3	November 1, 2011
10.57	†	First Amendment dated June 28, 2012, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.2	August 7, 2012
10.58		Purchase Agreement and Escrow Instructions, dated December 21 2015, with Clinton Catalyst, LLC.	X
10.59		Lease Agreement, dated December 29, 2015, with Clinton Catalyst, LLC	X
		Material Strategic Agreements
10.60	†	Master Services and License Agreement dated September 29, 2009, with eCollege.com		X	8-K	99.1	October 1, 2009
10.61	†	First Addendum to Master Services and License Agreement dated November 9, 2009 with eCollege.com		X	10-K	10.45	March 2, 2010
10.62	†	Second Addendum to Master Services and License Agreement dated December 15, 2009 with eCollege.com		X	10-K	10.46	March 2, 2010
10.63	†	Third Addendum to Master Services and License Agreement dated January 12, 2010 with eCollege.com		X	10-K	10.47	March 2, 2010
10.64	†	Fourth Addendum to Master Services and License Agreement dated October 14, 2010 with eCollege.com		X	10-K	10.54	March 2, 2011
10.65	†	Fifth Addendum to Master Services and License Agreement dated January 30, 2015 with eCollege.com		X	8-K	10.1	February 3, 2015
10.66	†	Software License Agreement and Campuscare Support Agreement between Campus Management Corp. and the registrant.		X	S-1	10.21	March 30, 2009

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.67	†	Addenda to Software License Agreement with Campus Management Corp. dated June 29, 2009.		X	10-Q	10.5	August 11, 2009
10.68	†	Addendum to CampusCare Maintenance and Support Agreement dated February 11, 2011 with Campus Management Corporation.		X	10-Q	10.2	May 3, 2011
10.69	†	CampusCare Maintenance and Support Renewal dated December 28, 2011, with Campus Management Corp.		X	10-K	10.67	March 7, 2012
10.70	†	Addendum to Software License Agreement with Campus Management Corp. dated June 29, 2012.		X	10-K	10.72	March 12, 2013
10.71	†	Addendum to CampusCare Support Agreement dated June 29, 2012 with Campus Management Corporation.		X	10-K	10.73	March 12, 2013
10.72	†	CampusCare Maintenance and Support Renewal dated December 10, 2012, with Campus Management Corp.		X	10-K	10.68	March 17, 2014
10.73	†	CampusCare Maintenance and Support Renewal dated October 24, 2013, with Campus Management Corp.		X	10-K	10.69	March 17, 2014
10.74	†	Addendum to Software License Agreement with Campus Management Corp. dated April 1, 2014.		X	10-Q	10.1	August 7, 2014
10.75	†	Addendum to CampusCare Support Agreement dated April 1, 2014 with Campus Management Corp.		X	10-Q	10.2	August 7, 2014
10.76	†	CampusCare Maintenance and Support Renewal dated January 20, 2016, with Campus Management Corp.	X
10.77		General Services Agreement dated January 1, 2009 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-K	10.68	March 7, 2012
10.78		Amendment One to General Services Agreement dated July 14, 2011 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-Q	10.4	August 2, 2011
10.79	†	Amendment One to Task Order One (Central Financial Aid Processing) dated January 2, 2012 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-K	10.70	March 7, 2012
10.80		General Services Agreement dated January 1, 2009 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-K	10.71	March 7, 2012
10.81		Amendment One to General Services Agreement dated July 15, 2011 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-Q	10.5	August 2, 2011
10.82	†	Amendment One to Task Order One (Central Financial Aid Processing) dated January 2, 2012 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-K	10.73	March 7, 2012
10.83	†	License Agreement dated October 31, 2013 between Forbes Education Holdings, Bridgepoint Education, Inc. and Ashford University, LLC.		X	10-K	10.76	March 17, 2014
10.84		Private Cloud Services Agreement, dated December 15, 2015, with North American Communications Resource, Inc.	X
		Code of Ethics
14.1		Amended and Restated Code of Ethics		X	8-K	14.1	December 1, 2009
		Subsidiaries
21.1		List of subsidiaries of the registrant.	X
		Consent and Power of Attorney
23.1		Consent of independent registered public accounting firm.	X
24.1		Power of Attorney (included on signature page).	X
		Certifications Required by Sarbanes-Oxley Act of 2002
31.1
Certification of Andrew S. Clark, CEO and President, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
			X
31.2
Certification of Kevin Royal, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
			X
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew S. Clark, CEO and President, and Kevin Royal, Chief Financial Officer
			X
99.1		Disclosure required pursuant to Section 13(r) of the Securities Exchange Act of 1934	X

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
Interactive Data
101	‡
The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 8, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) the Consolidated Statements of Stockholder's Equity for the three years ended December 31, 2015; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) the Notes to Annual Consolidated Financial Statements.
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

BRIDGEPOINT EDUCATION, INC.

/s/ ANDREW S. CLARK
Andrew S. Clark (CEO and President)
Dated: March 8, 2016
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew S. Clark and Kevin Royal, jointly and severally, as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ANDREW S. CLARK	CEO and President (Principal Executive Officer) and a Director	March 8, 2016
Andrew S. Clark

/s/ KEVIN ROYAL	Chief Financial Officer (Principal Financial Officer)	March 8, 2016
Kevin Royal

/s/ RUSSELL SAKAMOTO	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 8, 2016
Russell Sakamoto

/s/ RYAN CRAIG	Director	March 8, 2016
Ryan Craig

/s/ DALE CRANDALL	Director	March 8, 2016
Dale Crandall

/s/ PATRICK HACKETT	Director	March 8, 2016
Patrick T. Hackett

/s/ MARYE ANNE FOX	Director	March 8, 2016
Marye Anne Fox

/s/ ROBERT HARTMAN	Director	March 8, 2016
Robert Hartman

/s/ VICTOR NICHOLS	Director	March 8, 2016
Victor Nichols

/s/ ADARSH SARMA	Director	March 8, 2016
Adarsh Sarma