Form 10-Q
period 2016-03-31
Bridgepoint Education Inc
filed 2016-05-03
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

(858) 668-2586
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of April 28, 2016, was 46,290,801.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of March 31, 2016	As of December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$243,120	$282,145
Restricted cash	21,439	24,685
Investments	37,243	19,387
Accounts receivable, net	34,179	24,091
Student loans receivable, net	726	775
Prepaid expenses and other current assets	42,027	52,192
Total current assets	378,734	403,275
Property and equipment, net	19,568	21,742
Investments	50,056	47,770
Student loans receivable, net	7,147	7,394
Goodwill and intangibles, net	20,210	21,265
Other long-term assets	5,162	5,320
Total assets	$480,877	$506,766
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$70,810	$79,196
Deferred revenue and student deposits	82,379	88,756
Total current liabilities	153,189	167,952
Rent liability	17,842	20,118
Other long-term liabilities	14,974	15,046
Total liabilities	186,005	203,116
Commitments and contingencies (see Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both March 31, 2016, and December 31, 2015	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 63,818 issued and 46,261 outstanding at March 31, 2016; 63,407 issued and 45,850 outstanding at December 31, 2015	638	634
Additional paid-in capital	190,028	188,863
Retained earnings	441,209	451,321
Accumulated other comprehensive income (loss)	66	(99)
Treasury stock, 17,557 shares at cost at both March 31, 2016, and December 31, 2015	(337,069)	(337,069)
Total stockholders' equity	294,872	303,650
Total liabilities and stockholders' equity	$480,877	$506,766
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue	$133,002	$142,518
Costs and expenses:
Instructional costs and services	69,586	75,049
Admissions advisory and marketing	51,677	52,347
General and administrative	13,455	16,322
Legal accrual	13,874	—
Restructuring and impairment charges	709	—
Total costs and expenses	149,301	143,718
Operating loss	(16,299)	(1,200)
Other income, net	683	689
Loss before income taxes	(15,616)	(511)
Income tax benefit	(5,504)	(140)
Net loss	$(10,112)	$(371)
Loss per share:
Basic	$(0.22)	$(0.01)
Diluted	(0.22)	(0.01)
Weighted average number of common shares outstanding used in computing loss per share:
Basic	45,933	45,428
Diluted	45,933	45,428
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(10,112)	$(371)
Other comprehensive income, net of tax:
Unrealized gains on investments	165	165
Comprehensive loss	$(9,947)	$(206)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2014	62,957	$630	$180,720	$521,775	$(175)	$(337,069)	$365,881
Stock-based compensation	—	—	2,245	—	—	—	2,245
Exercise of stock options	76	—	127	—	—	—	127
Excess tax benefit of option exercises and restricted stock, net of tax shortfall	—	—	(270)	—	—	—	(270)
Stock issued under stock incentive plan, net of shares held for taxes	189	2	(1,225)	—	—	—	(1,223)
Net loss	—	—	—	(371)	—	—	(371)
Unrealized gains on investments, net of tax	—	—	—	—	165	—	165
Balance at March 31, 2015	63,222	$632	$181,597	$521,404	$(10)	$(337,069)	$366,554

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2015	63,407	$634	$188,863	$451,321	$(99)	$(337,069)	$303,650
Stock-based compensation	—	—	2,298	—	—	—	2,298
Exercise of stock options	178	2	136	—	—	—	138
Excess tax benefit of option exercises and restricted stock, net of tax shortfall	—	—	336	—	—	—	336
Stock issued under stock incentive plan, net of shares held for taxes	233	2	(1,605)	—	—	—	(1,603)
Net loss	—	—	—	(10,112)	—	—	(10,112)
Unrealized gains on investments, net of tax	—	—	—	—	165	—	165
Balance at March 31, 2016	63,818	$638	$190,028	$441,209	$66	$(337,069)	$294,872
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,112)	$(371)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for bad debts	9,619	8,396
Depreciation and amortization	3,729	5,345
Amortization of premium/discount	(51)	19
Stock-based compensation	2,298	2,245
Excess tax benefit of option exercises	(336)	(231)
Loss on impairment of student loans receivable	141	359
Net (gain) loss on marketable securities	(19)	34
Loss on impairment of fixed assets	—	163
Changes in operating assets and liabilities:
Restricted cash	3,298	5,716
Accounts receivable	(19,633)	(17,931)
Prepaid expenses and other current assets	(5,336)	360
Student loans receivable	320	260
Other long-term assets	157	(185)
Accounts payable and accrued liabilities	7,470	10,270
Deferred revenue and student deposits	(6,367)	(5,313)
Other liabilities	(2,348)	(1,748)
Net cash (used in) provided by operating activities	(17,170)	7,388
Cash flows from investing activities:
Capital expenditures	(291)	(1,626)
Purchases of investments	(20,156)	(142)
Non-operating restricted cash	(52)	12
Capitalized costs for intangible assets	(227)	(592)
Sales of investments	—	10,101
Maturities of investments	—	20,000
Net cash (used in) provided by investing activities	(20,726)	27,753
Cash flows from financing activities:
Proceeds from exercise of stock options	138	127
Excess tax benefit of option exercises	336	231
Tax withholdings on issuance of stock awards	(1,603)	(1,225)
Net cash used in financing activities	(1,129)	(867)
Net (decrease) increase in cash and cash equivalents	(39,025)	34,274
Cash and cash equivalents at beginning of period	282,145	207,003
Cash and cash equivalents at end of period	$243,120	$241,277

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$—	$35
Issuance of common stock for vested restricted stock units	$4,073	$2,993
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business
Bridgepoint Education, Inc. (together with its subsidiaries, the “Company”), incorporated in 1999, is a provider of postsecondary education services. Its wholly-owned subsidiaries, Ashford University® and University of the RockiesSM, are regionally accredited academic institutions that offer associate’s, bachelor’s, master’s and doctoral programs online, as well as at their traditional campuses located in Iowa and Colorado, respectively.
In the third quarter of 2015, the Company announced that Ashford University’s campus in Iowa will be closing after the 2015-2016 academic year, following the implementation of a one-year teach-out plan. For additional information, refer to Note 3, “Restructuring and Impairment Charges.”
2. Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Bridgepoint Education, Inc. and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2016. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary to present a fair statement of the Company’s condensed consolidated financial position, results of operations and cash flows as of and for the periods presented.
Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for complete annual financial statements.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The Company has combined the presentation of accounts payable and accrued liabilities on its condensed consolidated balance sheets. These reclassifications had no effect on previously reported results of operations or cash flows.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This literature is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts,

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be adopted using one of two retrospective application methods. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year, to fiscal years beginning after December 15, 2017. The Company continues to evaluate the impacts the adoption of ASU 2014-09 and ASU 2015-14 will have on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the lease commencement date: (i) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public companies should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public companies and all nonpublic companies upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606, Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by another party (i.e., the entity is an agent). The amendments in ASU 2016-08 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact the adoption of ASU 2016-08 will have on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. ASU 2016-09 is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is evaluating the impact the adoption of ASU 2016-09 will have on the Company’s consolidated financial statements.
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The update clarifies the following two aspects of Topic 606: (i) identifying performance obligations; and (ii) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. Public companies should apply the amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal year. Early application for public companies is permitted only as of fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is evaluating the impact the adoption of ASU 2016-10 will have on the Company’s consolidated financial statements.
3. Restructuring and Impairment Charges
In the prior year, the Company initiated various restructuring plans to better align its resources with its business strategy. The related restructuring charges are recorded in the restructuring and impairment charges line item on the Company’s

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

condensed consolidated statements of income (loss). For the three months ended March 31, 2016, these charges were $0.7 million. There were no such charges for the three months ended March 31, 2015.
On July 7, 2015, the Company committed to the implementation of a plan to close Ashford University’s campus in Clinton, Iowa (the “Clinton Campus”) following the 2015-2016 academic year, at the end of May 2016. With the planned closure of the Clinton Campus, ground-based Ashford University students will be provided opportunities to continue to pursue their degrees as reflected in their respective student transfer agreements. During the year ended December 31, 2015, the Company recorded restructuring charges relating to future cash expenditures for student transfer agreements of $3.3 million. This estimate is based upon several assumptions that are subject to change, including assumptions related to the number of students who elect to continue to pursue their degrees through Ashford University’s online programs. During the three months ended March 31, 2016, the Company reassessed this estimate and reversed restructuring charges of $15,000 relating to future cash expenditures for student transfer agreement costs.
During the three months ended March 31, 2016, the Company recognized $0.7 million as restructuring charges relating to severance costs for wages and benefits.
As part of its continued efforts to streamline operations, the Company vacated or consolidated properties in Denver and San Diego and reassessed its obligations on non-cancelable leases. During the three months ended March 31, 2016, the Company recorded $25,000 as restructuring charges relating to lease exit and other costs.
The following table summarizes the amounts recorded in the restructuring and impairment charges line item on the Company’s condensed consolidated statements of income (loss) for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Student transfer agreement costs	$(15)	—
Severance costs	699	—
Lease exit and other costs	25	—
Total restructuring and impairment charges	$709	$—
The following table summarizes the changes in the Company's restructuring liability by type during the three months ended March 31, 2016 (in thousands):

	Student Transfer Agreement Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2015	$3,224	$1,744	$13,921	$18,889
Restructuring and impairment charges	(15)	699	25	709
Payments	(82)	(1,375)	(2,149)	(3,606)
Balance at March 31, 2016	$3,127	$1,068	$11,797	$15,992

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Investments
The following tables summarize the fair value information of short-term and long-term investments as of March 31, 2016 and December 31, 2015, respectively (in thousands):

	As of March 31, 2016
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,487	$—	$—	$1,487
Corporate notes and bonds	—	40,818	—	40,818
U.S. government and agency securities	—	19,994	—	19,994
Certificates of deposit	—	25,000	—	25,000
Total	$1,487	$85,812	$—	$87,299

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,314	$—	$—	$1,314
Corporate notes and bonds	—	40,843	—	40,843
Certificates of deposit	—	25,000	—	25,000
Total	$1,314	$65,843	$—	$67,157
The tables above include amounts related to investments classified as other investments, such as certificates of deposit, which are carried at amortized cost. The amortized cost of such investments approximated fair value at each balance sheet date. The assumptions used in these fair value estimates are considered as other observable inputs and are therefore categorized as Level 2 measurements under the accounting guidance. The Company’s Level 2 investments are valued using readily available pricing sources that utilize market observable inputs, including the current interest rate for similar types of instruments. There were no transfers between level categories for our investments during the periods presented.
The following tables summarize the differences between amortized cost and fair value of short-term and long-term investments as of March 31, 2016 and December 31, 2015, respectively (in thousands):

	March 31, 2016
			Gross unrealized
	Maturities	Amortized Cost	Gain	Loss	Fair Value
Short-term
Corporate notes and bonds	1 year or less	35,746	21	(11)	35,756
Long-term
Corporate notes and bonds	3 years or less	5,060	2	—	5,062
U.S. government and agency securities	3 years or less	20,000	—	(6)	19,994
Certificates of deposit	3 years or less	25,000	—	—	25,000
Total		$85,806	$23	$(17)	$85,812
The above table does not include $1.5 million of mutual funds for March 31, 2016, which are recorded as trading securities.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	December 31, 2015
			Gross unrealized
	Maturities	Amortized Cost	Gain	Loss	Fair Value
Short-term
Corporate notes and bonds	1 year or less	18,113	—	(40)	18,073
Long-term
Corporate notes and bonds	3 years or less	22,887	—	(117)	22,770
Certificates of deposit	3 years or less	25,000	—	—	25,000
Total		$66,000	$—	$(157)	$65,843
The above table does not include $1.3 million of mutual funds for December 31, 2015, which are recorded as trading securities.
The Company records the changes in unrealized gains and losses on its investments arising during the period in the accumulated other comprehensive income line item on the Company’s condensed consolidated balance sheets. For each of the three months ended March 31, 2016 and 2015, the Company recorded net unrealized gains of $165,000 in accumulated other comprehensive income, net of $138,000 of tax expense for the three months ended March 31, 2015. There was no tax effect on net unrealized gains for the three months ended March 31, 2016.
There were no reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company reclassified $61,000 out of accumulated other comprehensive income, which was recognized in the other income, net, line item on the Company’s condensed consolidated statements of income (loss).
5. Accounts Receivable, Net
Accounts receivable, net, consist of the following (in thousands):

	As of March 31, 2016	As of December 31, 2015
Accounts receivable	$53,636	$34,205
Less allowance for doubtful accounts	(19,457)	(10,114)
Accounts receivable, net	$34,179	$24,091
As of March 31, 2016 and December 31, 2015, there was an immaterial amount of accounts receivable with a payment due date of greater than one year.
The following table presents the changes in the allowance for doubtful accounts for accounts receivable for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the three months ended March 31, 2016	$(10,114)	$9,545	$(202)	$(19,457)
For the three months ended March 31, 2015	$(27,567)	$8,459	$(4,765)	$(31,261)

(1)	Deductions represent accounts written off, net of recoveries.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

6. Student Loans Receivable, Net
Student loans receivable, net, consist of the following (in thousands):

Short-term:	As of March 31, 2016	As of December 31, 2015
Student loans receivable (non-tuition related)	$218	$310
Student loans receivable (tuition related)	544	555
Current student loans receivable	762	865
Less allowance for doubtful accounts	(36)	(90)
Student loans receivable, net	$726	$775

Long-term:	As of March 31, 2016	As of December 31, 2015
Student loans receivable (non-tuition related)	$3,251	$3,314
Student loans receivable (tuition related)	4,895	4,943
Non-current student loans receivable	8,146	8,257
Less allowance for doubtful accounts	(999)	(863)
Student loans receivable, net	$7,147	$7,394
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
Revenue recognized related to student loans was immaterial during each of the three months ended March 31, 2016 and 2015. The following table presents the changes in the allowance for doubtful accounts for student loans receivable (tuition related) for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful student loans receivable (tuition related):
For the three months ended March 31, 2016	$(953)	$74	$(8)	$(1,035)
For the three months ended March 31, 2015	$(1,495)	$(63)	$—	$(1,432)

(1)	Deductions represent accounts written off, net of recoveries.
For the non-tuition related student loans receivable, the Company monitors the credit quality of the borrower using credit scores, aging history of the loan and delinquency trending. The loan reserve methodology is reviewed on a quarterly basis. Delinquency is the main factor in determining if a loan is impaired. If a loan were determined to be impaired, interest would no longer accrue. For the three months ended March 31, 2016, $0.1 million of student loans were impaired. As of March 31, 2016, $0.6 million of student loans had been placed on non-accrual status.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of March 31, 2016, the repayment status of gross student loans receivable was as follows (in thousands):

120 days and less	$10,030
From 121 - 270 days	824
Greater than 270 days	824
Total gross student loans receivable	11,678
Less: Amounts reserved or impaired	(1,664)
Less: Discount on student loans receivable	(2,141)
Total student loans receivable, net	$7,873
7. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	As of March 31, 2016	As of December 31, 2015
Prepaid expenses	$7,186	$7,005
Prepaid licenses	4,807	5,221
Income tax receivable	25,709	20,169
Prepaid insurance	1,309	1,619
Interest receivable	378	299
Insurance recoverable	1,124	16,659
Other current assets	1,514	1,220
Total prepaid expenses and other current assets	$42,027	$52,192
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of March 31, 2016	As of December 31, 2015
Furniture and office equipment	$63,614	$63,354
Software	12,616	12,605
Leasehold improvements	11,136	11,136
Vehicles	22	22
Total property and equipment	87,388	87,117
Less accumulated depreciation and amortization	(67,820)	(65,375)
Total property and equipment, net	$19,568	$21,742
For the three months ended March 31, 2016 and 2015, depreciation expense was $2.4 million and $3.9 million, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Goodwill and Intangibles, Net
Goodwill and intangibles, net, consists of the following (in thousands):

	March 31, 2016
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$20,551	$(14,928)	$5,623
Purchased intangible assets	15,850	(3,830)	12,020
Total definite-lived intangible assets	$36,401	$(18,758)	$17,643
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$20,210

	December 31, 2015
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$20,323	$(13,954)	$6,369
Purchased intangible assets	15,850	(3,521)	12,329
Total definite-lived intangible assets	$36,173	$(17,475)	$18,698
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$21,265
For the three months ended March 31, 2016 and 2015, amortization expense was $1.3 million and $1.5 million, respectively.
The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
2016	$3,397
2017	3,256
2018	2,180
2019	1,408
2020	1,234
Thereafter	6,168
Total future amortization expense	$17,643

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of the following (in thousands):

	As of March 31, 2016	As of December 31, 2015
Accounts payable	$945	$4,762
Accrued salaries and wages	7,780	10,476
Accrued bonus	2,783	4,295
Accrued vacation	9,894	9,628
Accrued litigation and fees	14,402	720
Accrued expenses	19,258	17,243
Rent liability	12,483	13,406
Accrued insurance liability	3,265	18,666
Total accounts payable and accrued liabilities	$70,810	$79,196
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consist of the following (in thousands):

	As of March 31, 2016	As of December 31, 2015
Deferred revenue	$32,710	$23,311
Student deposits	49,669	65,445
Total deferred revenue and student deposits	$82,379	$88,756
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	As of March 31, 2016	As of December 31, 2015
Uncertain tax positions	$7,907	$7,870
Legal settlements	132	178
Student transfer agreement costs	1,633	—
Other long-term liabilities	5,302	6,998
Total other long-term liabilities	$14,974	$15,046
8. Credit Facilities
The Company has issued letters of credit that are collateralized with cash in the aggregate amount of $6.7 million, which is included as restricted cash as of March 31, 2016.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. The Company has entered into a surety bond facility with an insurance company to provide such bonds when required. As of March 31, 2016, the Company’s total available surety bond facility was $12.0 million and the surety had issued bonds totaling $3.7 million on the Company’s behalf under such facility.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

9. Lease Obligations
Operating leases
The Company leases certain office facilities and office equipment under non-cancelable lease arrangements that expire at various dates through 2023. The office leases contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $5.7 million and $7.6 million for the three months ended March 31, 2016 and 2015, respectively.
The following table summarizes the future minimum rental payments under non-cancelable operating lease arrangements in effect at March 31, 2016 (in thousands):

Year Ended December 31,
2016	$27,356
2017	36,127
2018	31,445
2019	20,876
2020	9,546
Thereafter	7,148
Total minimum payments	$132,498
10. Loss Per Share
Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.
Diluted loss per share is calculated by dividing net income available to common stockholders by the sum of (i) the weighted average number of common shares outstanding for the period and (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive. Potentially dilutive securities for the periods presented may include incremental shares of common stock issuable upon the exercise of stock options and the settlement of restricted stock units (“RSUs”) and performance stock units (“PSUs”).
The following table sets forth the computation of basic and diluted loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(10,112)	$(371)
Denominator:
Weighted average number of common shares outstanding	45,933	45,428
Effect of dilutive options and stock units	—	—
Diluted weighted average number of common shares outstanding	45,933	45,428
Loss per share:
Basic loss per share	$(0.22)	$(0.01)
Diluted loss per share	$(0.22)	$(0.01)

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table sets forth the number of stock options, RSUs and PSUs, as applicable, excluded from the computation of diluted common shares outstanding for the periods indicated below because their effect was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options	4,510	4,889
RSUs and PSUs	921	558

11. Stock-Based Compensation
The Company recorded $2.3 million and $2.2 million of stock-based compensation expense for the three months ended March 31, 2016 and 2015, respectively. The related income tax benefit was $0.9 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.
During the three months ended March 31, 2016, the Company granted 0.4 million RSUs at a grant date fair value of $10.59 and 0.4 million RSUs vested. During the three months ended March 31, 2015, the Company granted 0.8 million RSUs at a grant date fair value of $9.43 and 0.3 million RSUs vested.
During the three months ended March 31, 2016, the Company did not grant any PSUs and no PSUs vested. During the three months ended March 31, 2015, the Company granted 0.6 million PSUs at a weighted average grant date fair value of $8.18 and no PSUs vested.
During the three months ended March 31, 2016, the Company granted 0.4 million stock options at a grant date fair value of $4.99 and 0.2 million stock options were exercised. During the three months ended March 31, 2015, the Company granted 0.4 million stock options and 0.1 million stock options were exercised.
As of March 31, 2016, there was unrecognized compensation cost of $15.2 million related to unvested stock options, RSUs and PSUs.
12. Income Taxes
The Company recognizes deferred tax assets if realization of such assets is more likely than not. In order to make this determination, the Company evaluates factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended March 31, 2016 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation other subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more likely than not to be realized and that a full valuation allowance against its deferred tax assets should continue to be maintained as of March 31, 2016.
The Company determines the interim income tax provision by applying the estimated effective income tax rate expected to be applicable for the full fiscal year to income before income taxes for the period. In determining the full year estimate, the Company does not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.
The Company’s effective income tax rate for the three months ended March 31, 2016 was 35.2%, which included a discrete tax benefit of $5.2 million associated with a legal accrual.
At each of March 31, 2016 and December 31, 2015, the Company had $20.6 million of gross unrecognized tax benefits, of which $13.4 million would impact the effective income tax rate if recognized. The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in the income tax expense line item on the Company’s

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

condensed consolidated statements of income (loss). Accrued interest and penalties related to uncertain tax positions was $2.0 million as of both March 31, 2016 and December 31, 2015.
It is reasonably possible that the total amount of the unrecognized tax benefit will change during the next 12 months. However, the Company does not expect any potential change to have a material effect on the Company’s results of operations or financial position in the next year.
The tax years 2008 through 2015 are open to examination by major taxing jurisdictions to which the Company is subject. The Company is currently under audit by the California Franchise Tax Board for the years 2008 through 2012. In connection with the California Franchise Tax Board audit, in 2014 the Company filed a refund claim for years 2008 through 2010 for approximately $12.6 million. However, the Company will not recognize benefit in its financial statements related to the refund claim until the final resolution of the audit examination.
The Company is also subject to various other state audits. With respect to all open audits, the Company does not expect any significant adjustments to amounts already reserved.
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
Ashford University is regionally accredited by WASC Senior College and University Commission (“WSCUC”) and University of the Rockies is regionally accredited by the Higher Learning Commission (“HLC”).
Department of Education Program Review of Ashford University
On July 31, 2014, the Company and Ashford University received notification from the Department that it intended to conduct a program review of Ashford University’s administration of federal student financial aid programs (“Title IV programs”) in which the university participates. The review commenced on August 25, 2014, and covers federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”), the Drug-Free Schools and Communities Act and related regulations. Ashford University was provided with the Department’s program review report and has responded to such initial report. Following consideration of the university’s response, the Department will issue a Final Program Review Determination letter.
WSCUC Grant of Initial Accreditation of Ashford University
In July 2013, WSCUC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. In December 2013, Ashford University effected its transition to WSCUC accreditation and designated its San Diego, California facilities as its main campus and its Clinton, Iowa campus as an additional location. As part of a continuing monitoring process, Ashford University hosted a visiting team from WSCUC in a special visit in April 2015. In July 2015, Ashford University received an Action Letter from WSCUC outlining the findings arising out of its team’s special visit. The Action Letter stated that the WSCUC visiting team found substantial evidence that Ashford University continues to make sustained progress in all six areas recommended by WSCUC in 2013.
WSCUC also performs Mid-Cycle Reviews of its accredited institutions near the midpoint of their periods of accreditation, as required by the Department. The purpose of the Mid-Cycle Review is to identify problems with an institution’s or program’s continued compliance with agency standards while taking into account institutional or program strengths and stability. The Mid-Cycle Review report, which is expected to be submitted by Ashford University to WSCUC in May 2016, will focus particularly on student achievement, including indicators of educational effectiveness, retention and graduation data.

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
In April 2014, the application was granted, and the university was approved by BPPE to operate in California until July 15, 2018. As a result, Ashford University is no longer exempt from certain laws and regulations applicable to private, post-secondary educational institutions. These laws and regulations entail certain California reporting requirements including, but not limited to, graduation, employment and licensing data, certain changes of ownership and control, faculty and programs, and student refund policies, as well as the triggering of other state and federal student employment data reporting and disclosure requirements.
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
On September 3, 2014, the Department published a notice in the Federal Register to announce its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the William D. Ford “Federal Direct Loan Program” authorized by the Higher Education Act. Two public hearings were held in October and November 2014. On December 19, 2014, the Department published a notice to announce its intention to establish the committee to (i) prepare proposed regulations to establish a new Pay as Your Earn repayment plan for those not covered by the existing Federal Direct Loan Program and (ii) establish procedures for Federal Family Education Loan Program (“FFEL Program”) loan holders to use to identify U.S. military service members who may be eligible for a lower interest rate on their FFEL Program loans. The committee met in February, March and April of 2015. On July 9, 2015, the Department published a Notice of Proposed Rulemaking proposing to amend the regulations governing the Federal Direct Loan Program, and on October 30, 2015, the regulations were amended to create a new income-contingent repayment plan in accordance with President Obama’s initiative to allow more Federal Direct Loan Program borrowers to cap their loan payments at 10% of their monthly income. Changes were also made to the FFEL Program and Federal Direct Loan Program regulations to streamline and enhance existing processes and provide additional support to struggling borrowers. The amended regulations also expand the circumstances in which an institution may challenge or appeal a draft or final cohort default rate based on the institution’s participation rate index.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On October 30, 2014, the Obama administration announced that the Department would lead an effort to formalize an interagency task force to conduct oversight of for-profit institutions of higher education, especially regarding alleged unfair, deceptive, and abusive policies and practices. The task force has been formed and includes the Departments of Justice, Treasury and Veterans Affairs, as well as the Consumer Financial Protection Bureau, the Federal Trade Commission, the SEC and state Attorneys General. The stated purpose of the task force is to “coordinate...activities and promote information sharing to protect students from unfair, deceptive and abusive policies and practices.”
On March 24, 2015, the Department’s Office of Inspector General (the “OIG”) issued a final audit report titled “Federal Student Aid’s Oversight of Schools’ Compliance with the Incentive Compensation Ban.” In its report, the OIG concluded that the Department’s Office of Federal Student Aid (the “FSA”) failed to (i) revise its enforcement procedures and guidance after the Department eliminated the incentive compensation safe harbors in 2010, (ii) develop procedures and guidance on appropriate enforcement action and (iii) properly resolve incentive compensation ban findings. In response to the report, the OIG and the FSA agreed on corrective action that may increase scrutiny and enforcement action related to the payment of incentive compensation.
On May 18, 2015, the Department published a Notice of Proposed Rulemaking to amend cash management regulations related to Title IV program funds. The proposed regulations address student access to Title IV program funds, financial account fees and the opening of financial accounts. The proposed regulations also clarify how the Department treats previously passed coursework for Title IV eligibility purposes and streamline the requirements for converting clock hours to credit hours.
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
On August 20, 2015, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the Federal Student Aid programs authorized under Title IV of the Higher Education Act. The Department held two public hearings in September 2015 at which interested parties commented on the topics suggested by the Department and suggested additional topics that should be considered for action by the negotiating committee. The Department also accepted written comments and suggestions. The Department convened a committee to develop proposed regulations for determining which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment, and the consequences of the assertion of such borrower defenses for borrowers, institutions and the Department. Specifically, the Department addressed (i) the procedures to be used for a borrower to establish a defense to repayment, (ii) the criteria the Department will use to identify acts or omissions of an institution that constitute defenses to repayment, (iii) the standards and procedures the Department will use to determine the liability of the institution for amounts based on borrower defenses and (iv) the effect of borrower defenses on institutional capability assessments. The committee met in January, February and March of 2016 and was unable to reach a consensus. Therefore, the Department has discretion to draft a proposed rule and has announced its intent to do so, with the goal of a final rule by November 1, 2016 and an effective date of July 1, 2017.
On February 8, 2016, the Department announced the creation of a Student Aid Enforcement Unit to respond more quickly and efficiently to allegations of illegal actions by higher education institutions. In April 2016, the Department drafted a set of standards clarifying the information accreditors must submit, including the format in which information should be submitted, when notifying federal officials about actions taken against schools they accredit. The Department will accept public comments on the proposed standards through June 6, 2016.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On April 22, 2016, the Department issued a Dear Colleague Letter to federally recognized accrediting agencies regarding the flexibility those agencies have in differentiating their reviews of institutions and programs. The Department’s letter encourages accrediting agencies to use that flexibility to focus monitoring and resources on student achievement and problematic institutions or programs. The Department also encourages regional accreditors, such as WSCUC and HLC, to consider adding the use of quantitative measures, in addition to the qualitative measures of student achievement already utilized, in reviewing institutions’ processes for evaluating and validating student learning, and to consider licensing and placement rates in its accreditation of institutions that offer applied, professional and occupational programs.
Substantial misrepresentation
The Higher Education Act prohibits an institution participating in Title IV programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges or graduate employability. Under the Department’s rules, a “misrepresentation” is any false, erroneous or misleading statement an institution, one of its representatives or any ineligible institution, organization or person with whom the institution has an agreement to provide educational programs or marketing, advertising, recruiting, or admissions services makes directly to a student or prospective student or any member of the public, or to an accrediting agency, a state agency or the Department. The Department’s rules define a “substantial misrepresentation” as any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment.
On December 10, 2015, Ashford University received a request for information from the Multi-Regional and Foreign School Participation Division of the FSA for (i) advertising and marketing materials provided to prospective students regarding the transferability of certain credit, (ii) documents produced in response to the Consumer Financial Protection Bureau’s (the “CFPB”) August 10, 2015 Civil Investigative Demand related to the CFPB’s investigation to determine whether for-profit post-secondary education companies or other unnamed persons have engaged in or are engaging in unlawful acts or practices related to the advertising, marketing or origination of private student loans, (iii) certain documents produced in response to subpoenas and interrogatories issued by the California Attorney General and (iv) records created between 2009 and 2012 related to the disbursement of certain Title IV funds. The FSA is investigating representations made by Ashford University to potential and enrolled students, and has asked the Company and Ashford University to assist in its assessment of Ashford University’s compliance with the prohibition on substantial misrepresentations. The Company and Ashford University intend to provide the FSA with their full cooperation with a view toward demonstrating the compliant nature of their practices.
If the Department determines that one of the Company’s institutions has engaged in substantial misrepresentation, the Department may (i) attempt to revoke the institution’s program participation agreement if the institution is provisionally certified, (ii) impose limitations on the institution’s participation in Title IV programs if the institution is provisionally certified, (iii) deny applications from the institution for approval of new programs or locations or other matters or (iv) initiate proceedings to fine the institution or limit, suspend or terminate its eligibility to participate in Title IV programs. Because Ashford University is provisionally certified, it could be subject to the actions set forth in clauses (i) and (ii) above in addition to any other actions taken by the Department if it were determined that Ashford University has engaged in substantial misrepresentation.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Ashford University and University of the Rockies were notified by the Department that it did not believe the institutions fully responded to the disclosures of data required by the Gainful Employment regulations, that this was an indication of a serious lack of administrative capability, and that as a result the Department would not make any decisions regarding the addition of any new programs or additional locations until the reporting requirements were met. The Department informed the Company that failure to fully comply in all Gainful Employment data reporting requirements could result in the referral of the errant institution to the Department’s Administrative Actions and Appeals Service Group for consideration of an administrative action against that institution, including a fine, the limitation, suspension or termination of institutional eligibility to participate in Title IV programs, or revocation of the institution’s program participation agreement (if provisional). The Company worked with the Department to address their concerns with respect to the reporting of the Company’s institutions under the Gainful Employment regulations. The Department has since approved two new programs for Ashford University, and the Company does not anticipate any actions against its institutions related to this notification.
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
Compliance Audit by the Department’s Office of the Inspector General
In January 2011, Ashford University received a final audit report from the OIG regarding the compliance audit commenced in May 2008 and covering the period July 1, 2006 through June 30, 2007. The audit covered Ashford University’s administration of Title IV program funds, including compliance with regulations governing institutional and student eligibility, awards and disbursements of Title IV program funds, verification of awards and returns of unearned funds during that period, and its compensation of financial aid and recruiting personnel during the period May 10, 2005 through June 30, 2009.
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
Iowa Attorney General Civil Investigation of Ashford University
In February 2011, Ashford University received from the Attorney General of the State of Iowa (the “Iowa Attorney General”) a Civil Investigative Demand and Notice of Intent to Proceed (the “CID”) relating to the Iowa Attorney General’s investigation of whether certain of the university’s business practices comply with Iowa consumer laws. Pursuant to the CID, the Iowa Attorney General requested documents and detailed information for the time period January 1, 2008 to present. On

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

numerous occasions, representatives from the Company and Ashford University met with the Iowa Attorney General to discuss the status of the investigation and the Iowa Attorney General’s allegations against the Company that had been communicated to the Company in June 2013. As a result of these meetings, on May 15, 2014, the Iowa Attorney General, the Company and Ashford University entered into an Assurance of Voluntary Compliance (the “AVC”) in full resolution of the CID and the Iowa Attorney General’s allegations. The AVC, in which the Company and Ashford University do not admit any liability, contains several components including injunctive relief, nonmonetary remedies and a payment to the Iowa Attorney General to be used for restitution to Iowa consumers, costs and fees. The AVC also provides for the appointment of a settlement administrator for a period of three years to review the Company’s and Ashford University’s compliance with the terms of the AVC. The Company had originally accrued $9.0 million in 2013 related to this matter, which represented its best estimate of the total restitution, cost of non-monetary remedies and future legal costs. The remaining accrual is $0.7 million as of March 31, 2016.
New York Attorney General Investigation of Bridgepoint Education, Inc.
In May 2011, the Company received from the Attorney General of the State of New York (the “NY Attorney General”) a subpoena relating to the NY Attorney General’s investigation of whether the Company and its academic institutions have complied with certain New York state consumer protection, securities and finance laws. Pursuant to the subpoena, the NY Attorney General has requested from the Company and its academic institutions documents and detailed information for the time period March 17, 2005 to present. The Company is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.
North Carolina Attorney General Investigation of Ashford University
In September 2011, Ashford University received from the Attorney General of the State of North Carolina (the “NC Attorney General”) an Investigative Demand relating to the NC Attorney General’s investigation of whether the university’s business practices complied with North Carolina consumer protection laws. Pursuant to the Investigative Demand, the NC Attorney General has requested from Ashford University documents and detailed information for the time period January 1, 2008 to present. Ashford University is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.
California Attorney General Investigation of For-Profit Educational Institutions and Consumer Financial Protection Bureau Subpoena of Bridgepoint Education, Inc. and Ashford University
In January 2013, the Company received from the Attorney General of the State of California (the “CA Attorney General”) an Investigative Subpoena relating to the CA Attorney General’s investigation of for-profit educational institutions. Pursuant to the Investigative Subpoena, the CA Attorney General requested documents and detailed information for the time period March 1, 2009 to present. On July 24, 2013, the CA Attorney General filed a petition to enforce certain categories of the Investigative Subpoena related to recorded calls and electronic marketing data. On September 25, 2013, the Company reached an agreement with the CA Attorney General to produce certain categories of the documents requested in the petition and stipulated to continue the hearing on the petition to enforce from October 3, 2013 to January 9, 2014. On January 13, 2014 and June 19, 2014, the Company received additional Investigative Subpoenas from the CA Attorney General each requesting additional documents and information for the time period March 1, 2009 through the current date.
On August 10, 2015, the Company and Ashford University received from the CFPB Civil Investigative Demands related to the CFPB’s investigation to determine whether for-profit post-secondary-education companies or other unnamed persons have engaged in or are engaging in unlawful acts or practices related to the advertising, marketing or origination of private student loans. The Company and Ashford University provided documents and other information to the CFPB and the CFPB attended several meetings with representatives from the Company and the CA Attorney General’s office to discuss the status of both investigations, additional information requests, and specific concerns related to possible unfair business practices in connection with the Company’s recruitment of students and debt collection practices.
All of the parties met again in March and April of 2016 to discuss the status of the investigations and explore a potential joint resolution involving injunctive relief, other non-monetary remedies and a payment to the CA Attorney General and the CFPB. The Company currently estimates that a reasonable range of loss for this matter is between $13.9 million and $30.0

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

million. The Company has accrued $13.9 million related to this matter, which represents its current best estimate of the cost of resolution of this matter.
Massachusetts Attorney General Investigation of Bridgepoint Education, Inc. and Ashford University
On July 21, 2014, the Company and Ashford University received from the Attorney General of the State of Massachusetts (the “MA Attorney General”) a Civil Investigative Demand relating to the MA Attorney General’s investigation of for-profit educational institutions and whether the university’s business practices complied with Massachusetts consumer protection laws. Pursuant to the Civil Investigative Demand, the MA Attorney General has requested from the Company and Ashford University documents and information for the time period January 1, 2006 to present. The Company is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.
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
On October 22, 2012, the Sacharczyk and Stein actions were consolidated with the Franke action and the Court appointed the City of Atlanta General Employees’ Pension Fund and the Teamsters Local 677 Health Services & Insurance Plan as lead plaintiffs. A consolidated complaint was filed on December 21, 2012 and the Company filed a motion to dismiss on February 19, 2013. On September 13, 2013, the Court granted the motion to dismiss with leave to amend for alleged misrepresentations relating to Ashford University’s quality of education, the WSCUC accreditation process and the Company’s financial forecasts. The Court denied the motion to dismiss for alleged misrepresentations concerning Ashford University’s persistence rates.
Following the conclusion of discovery, the parties entered into an agreement to settle the litigation for $15.5 million, which was recorded by the Company during the third quarter of 2015 and funded by the Company’s insurance carriers in the first quarter of 2016. The settlement was granted preliminary approval by the Court on December 14, 2015, proceeded through the shareholder claims administration process, and was granted final approval by the Court on April 25, 2016.
Zamir v. Bridgepoint Education, Inc., et al.
On February 24, 2015, a securities class action complaint was filed in the U.S. District Court for the Southern District of California by Nelda Zamir naming the Company, Andrew Clark and Daniel Devine as defendants. The complaint asserts

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects, specifically regarding the Company’s improper application of revenue recognition methodology to assess collectability of funds owed by students. The complaint asserts a putative class period stemming from August 7, 2012 to May 30, 2014 and seeks unspecified monetary relief, interest and attorneys’ fees. On July 15, 2015, the Court granted plaintiff’s motion for appointment as lead plaintiff and for appointment of lead counsel.
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
Shareholder Derivative Actions
In re Bridgepoint, Inc. Shareholder Derivative Action
On July 24, 2012, a shareholder derivative complaint was filed in California Superior Court by Alonzo Martinez. In the complaint, the plaintiff asserts a derivative claim on the Company’s behalf against certain of its current and former officers and directors. The complaint is captioned Martinez v. Clark, et al. and generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. The lawsuit seeks unspecified monetary relief and disgorgement on behalf of the Company, as well as other equitable relief and attorneys’ fees. On September 28, 2012, a substantially similar shareholder derivative complaint was filed in California Superior Court by David Adolph-Laroche. In the complaint, the plaintiff asserts a derivative claim on the Company’s behalf against certain of its current and former officers and directors. The complaint is captioned Adolph-Laroche v. Clark, et al. and generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched.
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
Cannon v. Clark, et al.
On November 1, 2013, a shareholder derivative complaint was filed in the U.S. District Court for the Southern District of California by James Cannon. In the complaint, the plaintiff asserts a derivative claim on the Company’s behalf against certain of its current officers and directors. The complaint is captioned Cannon v. Clark, et al. and is substantially similar to the previously filed California State Court derivative action now captioned In re Bridgepoint, Inc. Shareholder Derivative Action. In the complaint, plaintiff generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. The lawsuit seeks unspecified monetary relief and disgorgement on behalf of the Company, as well as other equitable relief and attorneys’ fees. Pursuant to a stipulation among the parties, on January 6, 2014, the Court ordered the case stayed during discovery in the underlying securities class action, but permitted the plaintiff to receive copies of any discovery responses served in the underlying securities class action.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Di Giovanni v. Clark, et al., and Craig-Johnston v. Clark, et al.
On December 9, 2013, two nearly identical shareholder derivative complaints were filed in the United States District Court for the Southern District of California. The complaints assert derivative claims on the Company’s behalf against the members of the Company’s board of directors as well as against Warburg Pincus & Co., Warburg Pincus LLC, Warburg Pincus Partners LLC, and Warburg Pincus Private Equity VIII, L.P. The two complaints are captioned Di Giovanni v. Clark, et al. and Craig-Johnston v. Clark, et al. The complaints generally allege that all of the defendants breached their fiduciary duties and were unjustly enriched and that the individual defendants wasted corporate assets in connection with the tender offer commenced by the Company on November 13, 2013. The lawsuits seek unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees. On February 28, 2014, the defendants filed motions to dismiss, which were granted by the Court on October 17, 2014. The plaintiffs filed a notice of appeal on December 8, 2014 and the case is currently under appeal with the United States Court of Appeals for the Ninth Circuit.
Klein v. Clark, et al.
On January 9, 2014, a shareholder derivative complaint was filed in the Superior Court of the State of California in San Diego. The complaint asserts derivative claims on the Company’s behalf against the members of the Company’s board of directors as well as against Warburg Pincus & Co., Warburg Pincus LLC, Warburg Pincus Partners LLC, and Warburg Pincus Private Equity VIII, L.P. The complaint is captioned Klein v. Clark, et al. and generally alleges that all of the defendants breached their fiduciary duties and were unjustly enriched and that the individual defendants wasted corporate assets in connection with the tender offer commenced by the Company on November 13, 2013. The lawsuit seeks unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees. On March 21, 2014, the Court granted the parties’ stipulation to stay the case until the motions to dismiss in the related federal derivative action were decided. On November 14, 2014, the Court dismissed the case but retained jurisdiction in the event the dismissal in the federal case is reversed on appeal by the United States Court of Appeals for the Ninth Circuit.
Reardon v. Clark, et al.
On March 18, 2015, a shareholder derivative complaint was filed in the Superior Court of the State of California in San Diego. The complaint asserts derivative claims on the Company’s behalf against certain of its current and former officers and directors. The complaint is captioned Reardon v. Clark, et al. and generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. The lawsuit seeks unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees. Pursuant to a stipulation among the parties, on May 27, 2015, the Court ordered the case stayed during discovery in the underlying Zamir securities class action, but permitted the plaintiff to receive copies of any discovery conducted in the underlying Zamir securities class action.
Qui Tam Complaints
In December 2012, the Company received notice that the U.S. Department of Justice had declined to intervene in a qui tam complaint filed in the U.S. District Court for the Southern District of California by Ryan Ferguson and Mark T. Pacheco under the federal False Claims Act on March 10, 2011 and unsealed on December 26, 2012. The complaint is captioned United States of America, ex rel., Ryan Ferguson and Mark T. Pacheco v. Bridgepoint Education, Inc., Ashford University and University of the Rockies. The qui tam complaint alleges, among other things, that since March 10, 2005, the Company caused its institutions, Ashford University and University of the Rockies, to violate the federal False Claims Act by falsely certifying to the Department that the institutions were in compliance with various regulations governing Title IV programs, including those that require compliance with federal rules regarding the payment of incentive compensation to enrollment personnel, student disclosures, and misrepresentation in connection with the institutions’ participation in Title IV programs. The complaint seeks significant damages, penalties and other relief. On April 30, 2013, the relators petitioned the Court for voluntary dismissal of the complaint without prejudice. The U.S. Department of Justice filed a notice stipulating to the dismissal and the Court granted the dismissal on June 12, 2013.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In January 2013, the Company received notice that the U.S. Department of Justice had declined to intervene in a qui tam complaint filed in the U.S. District Court for the Southern District of California by James Carter and Roger Lengyel under the federal False Claims Act on July 2, 2010 and unsealed on January 2, 2013. The complaint is captioned United States of America, ex rel., James Carter and Roger Lengyel v. Bridgepoint Education, Inc., Ashford University. The qui tam complaint alleges, among other things, that since March 2005, the Company and Ashford University have violated the federal False Claims Act by falsely certifying to the Department that Ashford University was in compliance with federal rules regarding the payment of incentive compensation to enrollment personnel in connection with the institution’s participation in Title IV programs. Pursuant to a stipulation between the parties, the relators filed an amended complaint on May 10, 2013. The amended complaint is substantially similar to the original complaint and seeks significant damages, penalties and other relief.
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
Cavazos v. Ashford University
On June 22, 2015, Diamond Cavazos filed a purported class action against Ashford University in the Superior Court of the State of California in San Diego. The complaint is captioned Diamond Cavazos v. Ashford University, LLC and generally alleges various wage and hour claims under California law for failure to pay overtime, failure to pay minimum wages and failure to provide rest and meal breaks. The lawsuit seeks back pay, the cost of benefits, penalties and interest on behalf of the putative class members, as well as other equitable relief and attorneys’ fees. Before responding to the complaint, the parties entered into an agreement to settle the case for an immaterial amount and the Court dismissed the case without prejudice on January 15, 2016.
Coleman et al. v. Ashford University
On June 4, 2015, Brandy Coleman and a group of seven other former employees filed a purported class action against Ashford University in the Superior Court of the State of California in San Diego. The complaint is captioned Brandy Coleman v. Ashford University, LLC and generally alleges violations of the California WARN Act for back pay and benefits associated with the termination of the plaintiffs’ employment in May 2015. The lawsuit seeks unpaid wages, penalties and interest on behalf of the putative class members, as well as other equitable relief and attorneys’ fees. Before responding to the complaint, the parties entered into an agreement to settle the case for an immaterial amount and the Court dismissed the case without prejudice on January 29, 2016.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussions and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report. For additional information regarding our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2016 (the “Form 10-K”), as well as our consolidated financial statements and related notes thereto included in Part II, Item 8 of the Form 10-K.
Unless the context indicates otherwise, in this report the terms “Bridgepoint,” “the Company,” “we,” “us” and “our” refer to Bridgepoint Education, Inc., a Delaware corporation, and its wholly owned and indirect subsidiaries.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements may include, among others, statements regarding future events, our future financial and operating results, strategies, expectations, the competitive environment, regulation and the availability of financial resources, including, without limitation, statements regarding:

•
our ability to successfully remediate the control deficiencies that gave rise to the material weaknesses in our internal control over financial reporting discussed in Part I, Item 4, “Controls and Procedures”;

•	Ashford University’s ability to continue to operate an accredited institution subject to the requirements of the California Bureau for Private Postsecondary Education;

•
our ability to comply with the extensive and continually evolving regulatory framework applicable to us and our institutions, including Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”), and its implementing regulations, the Gainful Employment rules and regulations, state laws and regulatory requirements, and accrediting agency requirements;

•	expectations regarding financial position, results of operations, liquidity and enrollment trends at our institutions;

•	projections, predictions, expectations, estimates or forecasts as to our business, financial and operating results and future economic performance;

•	expectations regarding the timing and effect of the closure of Ashford University’s campus in Clinton, Iowa (the “Clinton Campus”) after the 2015-2016 academic year;

•	new initiatives focused on student success and academic quality;

•	changes in our student fee structure;

•	expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations;

•	expectations regarding investment in online and other advertising and capital expenditures;

•	our anticipated seasonal fluctuations in results of operations;

•	management’s goals and objectives; and

•	other similar matters that are not historical facts.
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
Overview
We are a provider of postsecondary education services. Our academic institutions, Ashford University® and University of the RockiesSM, offer associate’s, bachelor’s, master’s and doctoral programs online as well as at their traditional campuses located in Iowa and Colorado, respectively. On July 7, 2015, the Ashford University Board of Trustees made the decision to close Ashford University’s campus in Iowa after the 2015-2016 academic year, at the end of May 2016, following the implementation of a one-year teach-out plan.
As of March 31, 2016, our institutions offered approximately 1,870 courses, 80 degree programs and 150 specializations. We are also focused on developing innovative new technologies to improve the way students learn, such as Constellation®, our proprietary learning platform, and the mobile learning applications offered by our institutions.
Key operating data
In evaluating our operating performance, our management focuses in large part on our revenue and operating income or loss and period-end enrollment at our academic institutions. The following table, which should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report, presents our key operating data for the three months ended March 31, 2016 and 2015 (in thousands, except for enrollment data):

	Three Months Ended March 31,
	2016	2015
Consolidated Statement of Income (Loss) Data:
Revenue	$133,002	$142,518
Operating loss	$(16,299)	$(1,200)

Consolidated Other Data:
Period-end enrollment (1)
Online	50,427	54,562
Campus	387	760
Total	50,814	55,322

(1)
We define period-end enrollment as the number of active students on the last day of the financial reporting period. A student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided notice of withdrawal.

Key enrollment trends
Enrollment at our combined academic institutions decreased 8.1% to 50,814 students at March 31, 2016 as compared to 55,322 students at March 31, 2015. However, enrollment increased by 3.4% since the end of the preceding fiscal year, from 49,159 students at December 31, 2015 to 50,814 students at March 31, 2016.

We believe the decline in enrollment over the past few years is a result of a general weakening in the overall industry due to regulatory scrutiny, as well as the initiatives our institutions have put in place to help ensure student preparedness, raise academic quality and improve student outcomes. However, we also believe that the more recent positive enrollment trends are the result of our efforts to stabilize and restart enrollment growth. One area in which we are experiencing positive enrollment trends is within our corporate partnership program. This corporate partnership program provides companies with the opportunity to allow their employees to pursue and complete a college degree without incurring any student debt. While this program is still relatively small compared to our total enrollment, it continues to expand. We are also planning to launch a number of new program offerings in 2016 and 2017 to help achieve the goal of stabilizing and restarting enrollment growth.
Trends and uncertainties regarding revenue and continuing operations
Beginning in 2012, Ashford University made many changes to its operations and business initiatives as part of its reapplication for initial accreditation from WASC Senior College and University Commission (“WSCUC”). These initiatives included hiring new leadership, implementing smaller class sizes, expanding minimum age-levels for students, implementing the Ashford Promise (an initiative that allows online students a full refund for all tuition and fees through the third week of their first class), hiring additional full-time faculty and implementing new program review models. Many of these initiatives have resulted in higher expense to the organization, primarily in the areas of instructional costs and services, and have contributed to the decline in new enrollment and the resulting decline in revenue.
Restructuring and impairment charges
In prior years, we had initiated various restructuring plans to better align our resources with our business strategy. The related restructuring charges have been primarily comprised of (i) charges related to the write off of certain fixed assets and assets abandoned, (ii) student transfer agreement costs, (iii) severance costs related to headcount reductions made in connection with restructuring plans and (iv) estimated lease losses related to facilities vacated or consolidated under restructuring plans. These charges have been recorded in the restructuring and impairment charges line item on our condensed consolidated statements of income (loss).
On July 7, 2015, we committed to the implementation of a plan to close Ashford University’s campus in Clinton, Iowa (the “Clinton Campus”) following the 2015-2016 academic year, at the end of May 2016. With the planned closure of the Clinton Campus, ground-based Ashford University students will be provided opportunities to continue to pursue their degrees as reflected in their respective student transfer agreements. During the year ended December 31, 2015, we recorded restructuring charges relating to future cash expenditures for student transfer agreements of $3.3 million. This estimate is based upon several assumptions that are subject to change, including assumptions related to the number of students who elect to continue to pursue their degrees through Ashford University’s online programs. During the three months ended March 31, 2016, we reassessed this estimate and reversed restructuring charges of $15,000 relating to future cash expenditures for student transfer agreement costs.
During the three months ended March 31, 2016, we recognized $0.7 million as restructuring charges relating to severance costs for wages and benefits.
As part of its continued efforts to streamline operations, we vacated or consolidated properties in Denver and San Diego and reassessed our obligations on non-cancelable leases. During the three months ended March 31, 2016, we recorded $25,000 as restructuring charges relating to lease exit and other costs.
Valuation allowance
The Company recognizes deferred tax assets if realization of such assets is more likely than not. In order to make this determination, the Company evaluates factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended March 31, 2016 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation other subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more likely than not to be realized and that a full valuation allowance against its deferred tax assets should continue to be maintained as of March 31, 2016.

Liquidity and capital resources and anticipated capital expenditures
We have financed our operating activities and capital expenditures during 2016 and 2015 primarily through cash on hand and cash provided by operating activities. At March 31, 2016, we had cash, cash equivalents, restricted cash and investments totaling $351.9 million and no long-term debt. For the year ending December 31, 2016, we expect capital expenditures to be approximately $5.0 million. Based on our current level of operations, we believe that our cash flows from operating activities and our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. However, changes could occur that would consume our available capital resources before that time. Our capital requirements depend on numerous factors, including our ability to continue to generate revenue. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all.
Recent Regulatory Developments
Negotiated Rulemaking and Other Executive Action
Three negotiated rulemaking sessions held between January and March of 2014 resulted in draft regulations to enact changes to the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”) required by the enactment of the Violence Against Women Act (“VAWA”). The U.S. Department of Education (the “Department”) published final regulations in the Federal Register on October 20, 2014, which became effective on July 1, 2015. Among other things, VAWA requires institutions to compile statistics for additional incidents to those currently required by the Clery Act and include certain policies, procedures and programs pertaining to these incidents in annual security reports.
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
On September 3, 2014, the Department published a notice in the Federal Register to announce its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the William D. Ford “Federal Direct Loan Program” authorized by the Higher Education Act. Two public hearings were held in October and November 2014. On December 19, 2014, the Department published a notice to announce its intention to establish the committee to (i) prepare proposed regulations to establish a new Pay as Your Earn repayment plan for those not covered by the existing Federal Direct Loan Program and (ii) establish procedures for Federal Family Education Loan Program (“FFEL Program”) loan holders to use to identify U.S. military service members who may be eligible for a lower interest rate on their FFEL Program loans. The committee met in February, March and April of 2015. On July 9, 2015, the Department published a Notice of Proposed Rulemaking proposing to amend the regulations governing the Federal Direct Loan Program, and on October 30, 2015, the regulations were amended to create a new income-contingent repayment plan in accordance with President Obama’s initiative to allow more Federal Direct Loan Program borrowers to cap their loan payments at 10% of their monthly income. Changes were also made to the FFEL Program and Federal Direct Loan Program regulations to streamline and enhance existing processes and provide additional support to struggling borrowers. The amended regulations also expand the circumstances in which an institution may challenge or appeal a draft or final cohort default rate based on the institution’s participation rate index.
On October 30, 2014, the Obama administration announced that the Department would lead an effort to formalize an interagency task force to conduct oversight of for-profit institutions of higher education, especially regarding alleged unfair, deceptive, and abusive policies and practices. The task force has been formed and includes the Departments of Justice, Treasury and Veterans Affairs, as well as the Consumer Financial Protection Bureau, the Federal Trade Commission, the SEC and state Attorneys General. The stated purpose of the task force is to “coordinate...activities and promote information sharing to protect students from unfair, deceptive and abusive policies and practices.”

On March 24, 2015, the Department’s Office of Inspector General (the “OIG”) issued a final audit report titled “Federal Student Aid’s Oversight of Schools’ Compliance with the Incentive Compensation Ban.” In its report, the OIG concluded that the Department’s Office of Federal Student Aid (the “FSA”) failed to (i) revise its enforcement procedures and guidance after the Department eliminated the incentive compensation safe harbors in 2010, (ii) develop procedures and guidance on appropriate enforcement action and (iii) properly resolve incentive compensation ban findings. In response to the report, the OIG and the FSA agreed on corrective action that may increase scrutiny and enforcement action related to the payment of incentive compensation.
On May 18, 2015, the Department published a Notice of Proposed Rulemaking to amend cash management regulations related to Title IV program funds. The proposed regulations address student access to Title IV program funds, financial account fees and the opening of financial accounts. The proposed regulations also clarify how the Department treats previously passed coursework for Title IV eligibility purposes and streamline the requirements for converting clock hours to credit hours.
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
On August 20, 2015, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the Federal Student Aid programs authorized under Title IV of the Higher Education Act. The Department held two public hearings in September 2015 at which interested parties commented on the topics suggested by the Department and suggested additional topics that should be considered for action by the negotiating committee. The Department also accepted written comments and suggestions. The Department convened a committee to develop proposed regulations for determining which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment, and the consequences of the assertion of such borrower defenses for borrowers, institutions and the Department. Specifically, the Department addressed (i) the procedures to be used for a borrower to establish a defense to repayment, (ii) the criteria the Department will use to identify acts or omissions of an institution that constitute defenses to repayment, (iii) the standards and procedures the Department will use to determine the liability of the institution for amounts based on borrower defenses and (iv) the effect of borrower defenses on institutional capability assessments. The committee met in January, February and March of 2016 and was unable to reach a consensus. Therefore, the Department has discretion to draft a proposed rule and has announced its intent to do so, with the goal of a final rule by November 1, 2016 and an effective date of July 1, 2017.
On February 8, 2016, the Department announced the creation of a Student Aid Enforcement Unit to respond more quickly and efficiently to allegations of illegal actions by higher education institutions. In April 2016, the Department drafted a set of standards clarifying the information accreditors must submit, including the format in which information should be submitted, when notifying federal officials about actions taken against schools they accredit. The Department will accept public comments on the proposed standards through June 6, 2016.
On April 22, 2016, the Department issued a Dear Colleague Letter to federally recognized accrediting agencies regarding the flexibility those agencies have in differentiating their reviews of institutions and programs. The Department’s letter encourages accrediting agencies to use that flexibility to focus monitoring and resources on student achievement and problematic institutions or programs. The Department also encourages regional accreditors, such as WSCUC and HLC, to consider adding the use of quantitative measures, in addition to the qualitative measures of student achievement already utilized, in reviewing institutions’ processes for evaluating and validating student learning, and to consider licensing and placement rates in its accreditation of institutions that offer applied, professional and occupational programs.

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

The accountability measures will typically weigh a calculated debt burden from graduates who completed their studies three and four years prior to the measuring academic year and earnings from the most recent calendar year prior to the conclusion of the measuring academic year. Thus for the 2014-2015 academic year, the two-year cohort will include graduates from the 2010-2011 and 2011-2012 academic years and earnings for these graduates from calendar year 2014.
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
For additional information regarding the regulatory environment and related risks, see Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors” of the Form 10-K.
Seasonality
Our operations are generally subject to seasonal trends. While we enroll students throughout the year, our fourth quarter revenue generally is lower than other quarters due to the holiday break in December. We generally experience a seasonal increase in new enrollments in August and September of each year when most other colleges and universities begin their fall semesters.
Critical Accounting Policies and Use of Estimates
The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of the Form 10-K. There were no material changes to these critical accounting policies and estimates during the three months ended March 31, 2016.

The Iran Threat Reduction and Syria Human Rights Act of 2012
During the three months ended March 31, 2016, Santander Asset Management Investment Holdings Limited (“SAMIH”) engaged in certain activities that are subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. These activities are disclosed in Exhibit 99.1 to this quarterly report. Affiliates of Warburg Pincus, LLC (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of and have the right to designate members of the board of directors of SAMIH. We will be required to separately file with the SEC, concurrently with this quarterly report, a notice that such activities have been disclosed in this quarterly report, which notice must also contain the information required by Section 13(r) of the Exchange Act.
Results of Operations
The following table sets forth our condensed consolidated statements of income (loss) data as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2016	2015
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	52.3	52.7
Admissions advisory and marketing	38.9	36.7
General and administrative	10.1	11.5
Legal accrual	10.4	—
Restructuring and impairment charges	0.5	—
Total costs and expenses	112.2	100.9
Operating loss	(12.2)	(0.9)
Other income, net	0.5	0.5
Loss before income taxes	(11.7)	(0.4)
Income tax benefit	(4.1)	(0.1)
Net loss	(7.6)%	(0.3)%
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Revenue.  Our revenue for the three months ended March 31, 2016 was $133.0 million, representing a decrease of $9.5 million, or 6.7%, as compared to revenue of $142.5 million for the three months ended March 31, 2015. The decrease between periods was primarily due to the 8.1% decrease in ending student enrollment at our academic institutions, from 55,322 students at March 31, 2015 to 50,814 students at March 31, 2016. The average weekly enrollment during the three months ended March 31, 2016 decreased to 50,279 students from 56,142 students during the three months ended March 31, 2015, or by 10.4%, which resulted in a decrease in tuition revenue of approximately $10.4 million. This change in tuition revenue reflects a tuition increase of approximately 2.4%, effective April 1, 2015, which resulted in an increase in tuition revenue of approximately $3.4 million. The decrease in revenue between periods was also due to a decrease in net revenue generated from Constellation of approximately $0.4 million. These decreases in revenue were partially offset by lower scholarships between periods of approximately $1.8 million.
Instructional costs and services.  Our instructional costs and services for the three months ended March 31, 2016 were $69.6 million, representing a decrease of $5.4 million, or 7.3%, as compared to instructional costs and services of $75.0 million for the three months ended March 31, 2015. Specific decreases between periods include direct compensation of $2.2 million (in the areas of academic management, financial aid support and student services), facilities costs of $2.0 million, information technology costs of $1.3 million, instructor fees of $0.6 million, and financial aid processing fees of $0.4 million. These decreases were partially offset by an increase in bad debt of $1.2 million. Instructional costs and services decreased as a percentage of revenue to 52.3% for the three months ended March 31, 2016, as compared to 52.7% for the three months ended

March 31, 2015. The decrease of 0.4% as a percentage of revenue included decreases in facilities costs of 1.2% and direct compensation of 0.5%, partially offset by an increase in bad debt expense of 1.2%. As a percentage of revenue, bad debt expense was 7.2% for the three months ended March 31, 2016, compared to 5.9% for three months ended March 31, 2015.
Admissions advisory and marketing.  Our admissions advisory and marketing expenses for the three months ended March 31, 2016 were $51.7 million, representing a decrease of $0.6 million, or 1.3%, as compared to admissions advisory and marketing expenses of $52.3 million for the three months ended March 31, 2015. Specific factors contributing to the overall decrease between periods were decreases in facilities costs of $1.0 million, professional services relating to branding of $0.9 million and support services of $0.4 million. These decreases were partially offset by an increase in advertising of $1.7 million. As a percentage of revenue, our admissions advisory and marketing expenses increased to 38.9% for the three months ended March 31, 2016, as compared to 36.7% for the three months ended March 31, 2015. The increase of 2.2% as a percentage of revenue was primarily due to the increases in direct advertising costs of 2.2% and selling compensation of 1.2%, partially offset by decreases in professional services relating to branding of 0.6% and facilities costs of 0.5%.
General and administrative.  Our general and administrative expenses for the three months ended March 31, 2016 were $13.5 million, representing a decrease of $2.8 million, or 17.6%, as compared to general and administrative expenses of $16.3 million for the three months ended March 31, 2015. The decrease between periods was primarily due to decreases in other administrative costs of $2.3 million and depreciation of $1.4 million, partially offset by an increase in facilities costs of $0.8 million. Our general and administrative expenses decreased as a percentage of revenue to 10.1% for the three months ended March 31, 2016, as compared to 11.5% for the three months ended March 31, 2015. The decrease of 1.4% as a percentage of revenue was primarily due to decreases in other administrative costs of 1.4% and depreciation of 0.9%, partially offset by an increase in facilities costs of 1.0%.
Legal accrual. For the three months ended March 31, 2016, we recorded an accrual of $13.9 million, which represents our current best estimate of the cost of a joint resolution of previously disclosed investigative subpoenas from the Attorney General of the State of California and civil investigative demands from the Consumer Financial Protection Bureau. There were no such charges for the three months ended March 31, 2015.
Restructuring and impairment charges.  Our restructuring and impairment charges for the three months ended March 31, 2016 were $0.7 million and are comprised primarily of severance charges, as well as an immaterial amount of lease exit costs. There were no such charges for the three months ended March 31, 2015.
Other income, net.  Our other income, net, was $0.7 million for each of the three months ended March 31, 2016 and 2015. Any fluctuations in this account are primarily a result of changes in interest income due to the levels of average cash and cash equivalents and investment balances.
Income tax benefit.  We recognized an income tax benefit of $5.5 million for the three months ended March 31, 2016 and an income tax benefit of $0.1 million for the three months ended March 31, 2015, at effective tax rates of 35.2% and 27.4%, respectively. The Company’s actual effective income tax rate for the three months ended March 31, 2016 included a discrete tax benefit of $5.2 million associated with the above legal accrual.
Net loss.  Our net loss was $10.1 million for the three months ended March 31, 2016 compared to net loss of $0.4 million for the three months ended March 31, 2015, a $9.7 million increase in net loss as a result of the factors discussed above.
Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the three months ended March 31, 2016 and 2015 through either cash provided by operating activities or cash on hand. Our cash and cash equivalents were $243.1 million at March 31, 2016, and $282.1 million at December 31, 2015. At March 31, 2016 and December 31, 2015, we had restricted cash of $21.4 million and $24.7 million, respectively, and investments of $87.3 million and $67.2 million, respectively.
We manage our excess cash pursuant to the quantitative and qualitative operational guidelines of our cash investment policy. Our cash investment policy, which is managed by our Chief Financial Officer, has the following primary objectives: (i) preserving principal, (ii) meeting our liquidity needs, (iii) minimizing market and credit risk, and (iv) providing after-tax returns. Under the policy’s guidelines, we invest our excess cash exclusively in high-quality, U.S. dollar-denominated financial instruments. For a discussion of the measures we use to mitigate the exposure of our cash investments to market risk, credit risk and interest rate risk, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

There was an immaterial increase in the fair value of our investments at March 31, 2016 as compared to December 31, 2015. We believe that any fluctuations we have recently experienced are temporary in nature and that while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
Title IV funding
Our institutions derive the substantial majority of their respective revenues from students who enroll and are eligible for various federal student financial assistance programs authorized under Title IV of the Higher Education Act. Our institutions are subject to significant regulatory scrutiny as a result of numerous standards that must be satisfied in order to participate in Title IV programs. For additional information regarding Title IV programs and the regulation thereof, see “Business—Regulation” included in Part I, Item 1 of the Form 10-K. The balance of revenues derived by our institutions is from government tuition assistance programs for military personnel, including veterans, payments made in cash by individuals, reimbursement from corporate affiliates, private loans and internal loan programs.
If we were to become ineligible to receive Title IV funding, our liquidity would be significantly impacted. The timing of disbursements under Title IV programs is based on federal regulations and our ability to successfully and timely arrange financial aid for our institutions’ students. Title IV funds are generally provided in multiple disbursements before we earn a significant portion of tuition and fees and incur related expenses over the period of instruction. Students must apply for new loans and grants each academic year. These factors, together with the timing at which our institutions’ students begin their programs, affect our revenues and operating cash flow.
Operating activities
Net cash used in operating activities was $17.2 million for the three months ended March 31, 2016, as compared to net cash provided by operating activities of $7.4 million for the three months ended March 31, 2015, an overall decrease in net cash provided by operating activities of $24.6 million between periods. This decrease was primarily due to the change in accounts payable and accrued liabilities as a result of the timing of payments and financial aid disbursements. This decrease was also partially attributable to the $9.7 million increase in net loss between periods. We expect to generate cash from our operating activities for the foreseeable future.
Investing activities
Net cash used investing activities was $20.7 million for the three months ended March 31, 2016, as compared to net cash provided by investing activities of $27.8 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, we had purchases of investments of $20.2 million and no sales or maturities of investments. This is compared to purchases of investments of $0.1 million, sales of investments of $10.1 million and maturities of investments of $20.0 million for the three months ended March 31, 2015. Capital expenditures for the three months ended March 31, 2016 were $0.3 million, compared to $1.6 million for the three months ended March 31, 2015. We expect our capital expenditures to be approximately $5.0 million for the year ending December 31, 2016.
Financing activities
Net cash used in financing activities was $1.1 million for the three months ended March 31, 2016, as compared to net cash used in financing activities of $0.9 million for the three months ended March 31, 2015. During each of the three months ended March 31, 2016 and 2015, net cash used in financing activities primarily includes tax withholdings related to the issuance of shares upon the vesting of restricted stock units, partially offset by the cash provided by stock option exercises and the related tax benefit of those stock option exercises.
Based on our current level of operations, we believe that our future cash flows from operating activities and our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.

Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of March 31, 2016, our total available surety bond facility was $12.0 million and the surety had issued bonds totaling $3.7 million on our behalf under such facility.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in Part I, Item 1 of this report.
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of March 31, 2016, we had no outstanding borrowings.
Our future investment income may fall short of expectations due to changes in interest rates. At March 31, 2016, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of any possible controls and procedures.
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance levels because of the material weaknesses in our internal control over financial reporting described below. Notwithstanding the material weaknesses described below, based on the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management has concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for interim financial information for each of the periods presented herein.
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We disclosed in Part II, Item 9A, “Controls and Procedures” of the Form 10-K that there were matters that constituted material weaknesses in our internal control over financial reporting, as we did not maintain effective controls over the accounting for revenue recognition. Specifically, we did not maintain effective controls surrounding the selection and application of GAAP related to revenue recognition. Additionally, we did not maintain effective controls to assess the reliability of system-generated data used in the operation of certain revenue recognition controls.
The control deficiencies that gave rise to the material weaknesses did not result in a material misstatement of our condensed consolidated financial statements for the three months ended March 31, 2016. However, these control deficiencies could result in material misstatements of revenue, bad debt expense, accounts receivable, deferred revenue and the related financial disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. Accordingly, our management has determined that these control deficiencies constituted material weaknesses that continue to exist as of March 31, 2016.
Management’s Remediation Efforts
We are committed to remediating the control deficiencies that gave rise to the material weaknesses by implementing changes to our internal control over financial reporting. Management is responsible for implementing changes and improvements in our internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.
Throughout 2014 and 2015, and during the three months ended March 31, 2016, we have implemented measures to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. These measures include the hiring of new accounting personnel, as well as providing additional training for existing personnel. These measures also include the implementation of financial reporting risk assessments and review processes to ensure the related significant accounting policies are implemented and applied properly under GAAP on a consistent basis throughout the Company. We continue to perform a review of all key reports utilized in the revenue and receivable cycle to ensure appropriate controls are in place over the completeness and accuracy of the underlying data used in these key reports. We have also established enhanced procedures to ensure appropriate review of accounting policies by the members of our management team with the requisite level of accounting knowledge, experience and training.
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
Changes in Internal Control Over Financial Reporting
As discussed above, during the three months ended March 31, 2016, management continued to implement certain remediation measures to improve our internal control over financial reporting and to remediate the previously identified material weaknesses. However, there were no changes to our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
For information regarding our legal proceedings, refer to Note 14, “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of this report, which note is incorporated by reference into this Part II, Item 1.

Item 1A.    Risk Factors.
Investing in our common stock involves risk. Before making an investment in our common stock, you should carefully consider the risk factors set forth below, as well as the risk factors discussed in Part I, Item 1A, “Risk Factors” of the Form 10-K. The risks described below and in the Form 10-K are those which we believe are the material risks we face, and such risks could materially adversely affect our business, prospects, financial condition, cash flows and results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may impact us. Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in the Form 10-K.
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
During 2015, we concluded that there were material weaknesses in our internal control over financial reporting, as we did not maintain effective controls over the accounting for revenue recognition. Specifically, we did not maintain effective controls surrounding the selection and application of GAAP related to revenue recognition. Additionally, we did not maintain effective controls to assess the reliability of system-generated data used in the operation of certain revenue recognition controls. Management evaluated our disclosure controls and procedures and internal control over financial reporting as of December 31, 2015 and concluded each was ineffective as of December 31, 2015. The Form 10-K reflects management’s conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting. The material weaknesses have not yet been remediated as of March 31, 2016 and as a result, management has determined that our disclosure controls and procedures continue to be ineffective as of March 31, 2016.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. See Part I, Item 4, “Controls and Procedures.” The existence of this issue could adversely affect us, our reputation and investors’ perceptions of us.
We have begun to implement measures to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. These measures include the hiring of new accounting personnel, as well as providing additional training for existing personnel. These measures also include implementation of financial reporting risk assessments and review processes to ensure the related significant accounting policies are implemented and applied properly under GAAP on a consistent basis throughout the Company. We continue to perform a review of all key reports utilized in the revenue and receivable cycle to ensure appropriate controls are in place over the completeness and accuracy of the underlying data used in these key reports. We have also established enhanced procedures to ensure appropriate review of accounting policies by the members of our management team with the requisite level of accounting knowledge, experience and training.
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
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew S. Clark, President and Chief Executive Officer, and Kevin Royal, Chief Financial Officer.

99.1	Disclosure required pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 3, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2016 and 2015; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015; (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2016 and 2015; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) the Notes to Condensed Consolidated Financial Statements.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.

May 3, 2016	/s/ KEVIN ROYAL
Kevin Royal Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)