Form 10-Q
period 2016-06-30
Bridgepoint Education Inc
filed 2016-08-02
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of July 28, 2016, was 46,310,817.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of June 30, 2016	As of December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$265,366	$282,145
Restricted cash	21,623	24,685
Investments	35,329	19,387
Accounts receivable, net	29,797	24,091
Student loans receivable, net	955	775
Prepaid expenses and other current assets	41,433	52,192
Total current assets	394,503	403,275
Property and equipment, net	17,429	21,742
Investments	45,000	47,770
Student loans receivable, net	6,589	7,394
Goodwill and intangibles, net	19,246	21,265
Other long-term assets	3,576	5,320
Total assets	$486,343	$506,766
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$74,643	$79,196
Deferred revenue and student deposits	81,216	88,756
Total current liabilities	155,859	167,952
Rent liability	15,911	20,118
Other long-term liabilities	14,801	15,046
Total liabilities	186,571	203,116
Commitments and contingencies (see Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both June 30, 2016, and December 31, 2015	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 63,868 issued and 46,311 outstanding at June 30, 2016; 63,407 issued and 45,850 outstanding at December 31, 2015	639	634
Additional paid-in capital	191,560	188,863
Retained earnings	444,547	451,321
Accumulated other comprehensive income (loss)	95	(99)
Treasury stock, 17,557 shares at cost at both June 30, 2016, and December 31, 2015	(337,069)	(337,069)
Total stockholders' equity	299,772	303,650
Total liabilities and stockholders' equity	$486,343	$506,766
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$137,970	$147,057	$270,972	$289,575
Costs and expenses:
Instructional costs and services	66,448	71,410	136,034	146,459
Admissions advisory and marketing	52,531	48,495	104,208	100,842
General and administrative	11,650	13,246	25,105	29,568
Legal accrual	2,292	—	16,166	—
Restructuring and impairment charges	1,692	14,418	2,401	14,418
Total costs and expenses	134,613	147,569	283,914	291,287
Operating income (loss)	3,357	(512)	(12,942)	(1,712)
Other income, net	652	345	1,335	1,034
Income (loss) before income taxes	4,009	(167)	(11,607)	(678)
Income tax expense (benefit)	671	483	(4,833)	343
Net income (loss)	$3,338	$(650)	$(6,774)	$(1,021)
Earnings (loss) per share:
Basic	$0.07	$(0.01)	$(0.15)	$(0.02)
Diluted	$0.07	$(0.01)	$(0.15)	$(0.02)
Weighted average number of common shares outstanding used in computing earnings (loss) per share:
Basic	46,289	45,674	46,111	45,552
Diluted	47,001	45,674	46,111	45,552
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$3,338	$(650)	$(6,774)	$(1,021)
Other comprehensive income, net of tax:
Unrealized gains (losses) on investments	29	(30)	194	135
Comprehensive income (loss)	$3,367	$(680)	$(6,580)	$(886)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2014	62,957	$630	$180,720	$521,775	$(175)	$(337,069)	$365,881
Stock-based compensation	—	—	5,635	—	—	—	5,635
Exercise of stock options	109	1	226	—	—	—	227
Excess tax benefit of option exercises and restricted stock, net of tax shortfall	—	—	(622)	—	—	—	(622)
Stock issued under employee stock purchase plan	16	—	136	—	—	—	136
Stock issued under stock incentive plan, net of shares held for taxes	194	2	(1,260)	—	—	—	(1,258)
Net loss	—	—	—	(1,021)	—	—	(1,021)
Unrealized gains on investments, net of tax	—	—	—	—	135	—	135
Balance at June 30, 2015	63,276	$633	$184,835	$520,754	$(40)	$(337,069)	$369,113

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2015	63,407	$634	$188,863	$451,321	$(99)	$(337,069)	$303,650
Stock-based compensation	—	—	4,256	—	—	—	4,256
Exercise of stock options	178	2	136	—	—	—	138
Stock issued under employee stock purchase plan	16	—	112	—	—	—	112
Stock issued under stock incentive plan, net of shares held for taxes	267	3	(1,807)	—	—	—	(1,804)
Net loss	—	—	—	(6,774)	—	—	(6,774)
Unrealized gains on investments, net of tax	—	—	—	—	194	—	194
Balance at June 30, 2016	63,868	$639	$191,560	$444,547	$95	$(337,069)	$299,772
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,774)	$(1,021)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for bad debts	15,977	15,364
Depreciation and amortization	6,913	10,629
Amortization of premium/discount	6	225
Stock-based compensation	4,256	5,635
Excess tax benefit of option exercises	—	(314)
Loss on impairment of student loans receivable	242	923
Net (gain) loss on marketable securities	(48)	38
Loss on termination of leased space	—	12,331
Loss on disposal or impairment of fixed assets	809	1,545
Changes in operating assets and liabilities:
Restricted cash	3,089	4,596
Accounts receivable	(21,575)	(22,079)
Prepaid expenses and other current assets	(4,944)	(2,704)
Student loans receivable	632	529
Other long-term assets	1,744	40
Accounts payable and accrued liabilities	10,966	595
Deferred revenue and student deposits	(7,530)	(9,118)
Other liabilities	(4,451)	(2,446)
Net cash (used in) provided by operating activities	(688)	14,768
Cash flows from investing activities:
Capital expenditures	(944)	(2,182)
Purchases of investments	(20,205)	(192)
Non-operating restricted cash	(27)	(6,796)
Capitalized costs for intangible assets	(464)	(1,191)
Sales of investments	—	10,101
Maturities of investments	7,103	40,094
Net cash (used in) provided by investing activities	(14,537)	39,834
Cash flows from financing activities:
Proceeds from exercise of stock options	138	226
Excess tax benefit of option exercises	—	314
Proceeds from the issuance of stock under employee stock purchase plan	112	136
Tax withholdings on issuance of stock awards	(1,804)	(1,258)
Net cash used in financing activities	(1,554)	(582)
Net (decrease) increase in cash and cash equivalents	(16,779)	54,020
Cash and cash equivalents at beginning of period	282,145	207,003
Cash and cash equivalents at end of period	$265,366	$261,023

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$—	$29
Issuance of common stock for vested restricted stock units	$4,605	$3,071
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business
Bridgepoint Education, Inc. (together with its subsidiaries, the “Company”), incorporated in 1999, is a provider of postsecondary education services. Its wholly-owned subsidiaries, Ashford University® and University of the RockiesSM, are regionally accredited academic institutions that offer associate’s, bachelor’s, master’s and doctoral programs.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Bridgepoint Education, Inc. and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2016. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary to present a fair statement of the Company’s condensed consolidated financial position, results of operations and cash flows as of and for the periods presented.
Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for complete annual financial statements.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The Company has combined the presentation of accounts payable and accrued liabilities on its condensed consolidated balance sheets. These reclassifications had no effect on previously reported results of operations or cash flows.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This literature is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting guidance also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be adopted using one of two retrospective application methods. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year, to fiscal years beginning after December 15, 2017. The Company continues to

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

evaluate which transition approach to use and the impacts the adoption of ASU 2014-09 and ASU 2015-14 will have on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The update includes cloud computing arrangements, examples of which include: (i) software as a service; (ii) platform as a service; (iii) infrastructure as a service; and (iv) other similar hosting arrangements. The update adds guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, that will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The guidance already exists within the FASB section 985-605-55, but it is included in a Subtopic applied by cloud service providers to determine whether an arrangement includes the sale or license of software. The amendments in this update were effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of ASU 2015-05 did not have a material impact to the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the lease commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, Revenue from Contracts with Customers. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public companies should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public companies and all nonpublic companies upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company continues to evaluate the impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. ASC Topic 606, Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by another party (i.e., the entity is an agent). The amendments in ASU 2016-08 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company continues to evaluate the impact the adoption of ASU 2016-08 will have on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. ASU 2016-09 is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company will adopt this update as of January 1, 2017 using the prospective method. The Company continues to evaluate the impact the adoption of ASU 2016-09 will have on the Company’s consolidated financial statements.
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The update clarifies Topic 606 with respect to (i) the identification of performance obligations and (ii) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. Public companies should apply the amendments in this update for fiscal years beginning after December 15,

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2017, including interim periods within those fiscal year. The Company continues to evaluate the impact the adoption of ASU 2016-10 will have on the Company’s consolidated financial statements.
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The update addresses narrow-scope improvements to the guidance on collectibility, noncash consideration and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASC Topic 606. The Company continues to evaluate the impact the adoption of ASU 2016-12 will have on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The update requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The update requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. The update is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not believe the adoption of ASU 2016-13 will have a material impact on the Company’s consolidated financial statements.
3. Restructuring and Impairment Charges
The Company previously initiated various restructuring plans to better align its resources with its business strategy. The related restructuring charges are recorded in the restructuring and impairment charges line item on the Company’s condensed consolidated statements of income (loss). For the three and six months ended June 30, 2016, these charges were $1.7 million and $2.4 million, respectively.
In July 2015, the Company committed to the implementation of a plan to close Ashford University’s campus in Clinton, Iowa (the “Clinton Campus”) following the 2015-2016 academic year, during the second quarter of 2016. With the closure of the Clinton Campus, ground-based Ashford University students were provided opportunities to continue to pursue their degrees as reflected in their respective student transfer agreements. During the year ended December 31, 2015, the Company originally recorded restructuring charges relating to future cash expenditures for student transfer agreements of approximately $3.3 million. This estimate was based upon several assumptions that are subject to change, including assumptions related to the number of students who elect to continue to pursue their degrees through Ashford University’s online programs. During the three and six months ended June 30, 2016, the Company reassessed this estimate and reduced the restructuring charges by $17,000 and $33,000, respectively, relating to future cash expenditures for student transfer agreement costs.
During the three and six months ended June 30, 2016, the Company recognized $1.5 million and $2.2 million, respectively, as restructuring charges relating to severance costs for wages and benefits.
As part of its continued efforts to streamline operations, the Company vacated or consolidated properties in Denver and San Diego and reassessed its obligations on non-cancelable leases. During the three and six months ended June 30, 2016, the Company recorded $162,000 and $188,000, respectively, as restructuring charges relating to lease exit and other costs.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the amounts recorded in the restructuring and impairment charges line item on the Company’s condensed consolidated statements of income (loss) for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Asset impairment	$—	$1,312	$—	$1,312
Student transfer agreement costs	(17)	—	(33)	—
Severance costs	1,547	775	2,246	775
Lease exit and other costs	162	12,331	188	12,331
Total restructuring and impairment charges	$1,692	$14,418	$2,401	$14,418
The following table summarizes the changes in the Company's restructuring liability by type during the six months ended June 30, 2016 (in thousands):

	Student Transfer Agreement Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2015	$3,224	$1,744	$13,921	$18,889
Restructuring and impairment charges	(33)	2,246	188	2,401
Payments	(104)	(2,107)	(4,554)	(6,765)
Balance at June 30, 2016	$3,087	$1,883	$9,555	$14,525
The restructuring liability amounts are recorded within the (i) accounts payable and accrued liabilities account, (ii) rent liability account and (iii) other long-term liabilities account on the condensed consolidated balance sheets.
4. Investments
The following tables summarize the fair value information of short-term and long-term investments as of June 30, 2016 and December 31, 2015, respectively (in thousands):

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,566	$—	$—	$1,566
Corporate notes and bonds	—	33,763	—	33,763
U.S. government and agency securities	—	20,000	—	20,000
Certificates of deposit	—	25,000	—	25,000
Total	$1,566	$78,763	$—	$80,329

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,314	$—	$—	$1,314
Corporate notes and bonds	—	40,843	—	40,843
Certificates of deposit	—	25,000	—	25,000
Total	$1,314	$65,843	$—	$67,157
The tables above include mutual funds, which are considered to be Level 1 investments and consist of the investments relating to the Company’s deferred compensation plan. The tables above also include amounts related to investments classified

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

as other investments, such as certificates of deposit, which are carried at amortized cost. The amortized cost of such investments approximated fair value at each balance sheet date. The assumptions used in these fair value estimates are considered other observable inputs and are therefore categorized as Level 2 measurements under the accounting guidance. The Company’s Level 2 investments are valued using readily available pricing sources that utilize market observable inputs, including the current interest rate for similar types of instruments. There were no transfers between level categories for our investments during the periods presented. The Company also holds money market securities within its cash and cash equivalents on the condensed consolidated balance sheets that are classified as Level 1 securities.
The following tables summarize the differences between amortized cost and fair value of short-term and long-term investments as of June 30, 2016 and December 31, 2015, respectively (in thousands):

	June 30, 2016
			Gross unrealized
	Maturities	Amortized Cost	Gain	Loss	Fair Value
Short-term
Corporate notes and bonds	1 year or less	33,727	36	—	33,763
Long-term
U.S. government and agency securities	3 years or less	20,000	—	—	20,000
Certificates of deposit	3 years or less	25,000	—	—	25,000
Total		$78,727	$36	$—	$78,763
The above table does not include $1.6 million of mutual funds for June 30, 2016, which are recorded as trading securities.

	December 31, 2015
			Gross unrealized
	Maturities	Amortized Cost	Gain	Loss	Fair Value
Short-term
Corporate notes and bonds	1 year or less	18,113	—	(40)	18,073
Long-term
Corporate notes and bonds	3 years or less	22,887	—	(117)	22,770
Certificates of deposit	3 years or less	25,000	—	—	25,000
Total		$66,000	$—	$(157)	$65,843
The above table does not include $1.3 million of mutual funds for December 31, 2015, which are recorded as trading securities.
The Company records changes in unrealized gains and losses on its investments during the period in the accumulated other comprehensive income line item on the Company’s condensed consolidated balance sheets. For the three months ended June 30, 2016 and 2015, the Company recorded net unrealized gains of $29,000 and net unrealized losses of $30,000, respectively, in accumulated other comprehensive income. There was no tax effect on net unrealized gains for the three months ended June 30, 2016, and net unrealized losses for the three months ended June 30, 2015 was net of $77,000 of tax benefit. For the six months ended June 30, 2016 and 2015, the Company recorded net unrealized gains of $194,000 and $135,000, respectively, in other comprehensive income. There was no tax effect on net unrealized gains for the six months ended June 30, 2016, and net unrealized gains for the six months ended June 30, 2015 was net of tax expense of $61,000.
There were no reclassifications out of accumulated other comprehensive income during the six months ended June 30, 2016. During the six months ended June 30, 2015, the Company reclassified $61,000 out of accumulated other comprehensive

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

income, which was recognized in the other income, net, line item on the Company’s condensed consolidated statements of income (loss).
5. Accounts Receivable, Net
Accounts receivable, net, consist of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Accounts receivable	$45,330	$34,205
Less allowance for doubtful accounts	(15,533)	(10,114)
Accounts receivable, net	$29,797	$24,091
As of each of June 30, 2016 and December 31, 2015, there was an immaterial amount of accounts receivable with a payment due date of greater than one year.
The following table presents the changes in the allowance for doubtful accounts for accounts receivable for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the six months ended June 30, 2016	$(10,114)	$15,868	$(10,449)	$(15,533)
For the six months ended June 30, 2015	$(27,567)	$15,418	$(16,216)	$(26,769)

(1)	Deductions represent accounts written off, net of recoveries.
6. Student Loans Receivable, Net
Student loans receivable, net, consist of the following (in thousands):

Short-term:	As of June 30, 2016	As of December 31, 2015
Student loans receivable (non-tuition related)	$436	$310
Student loans receivable (tuition related)	592	555
Current student loans receivable	1,028	865
Less allowance for doubtful accounts	(73)	(90)
Student loans receivable, net	$955	$775

Long-term:	As of June 30, 2016	As of December 31, 2015
Student loans receivable (non-tuition related)	$2,749	$3,314
Student loans receivable (tuition related)	4,769	4,943
Non-current student loans receivable	7,518	8,257
Less allowance for doubtful accounts	(929)	(863)
Student loans receivable, net	$6,589	$7,394
Student loans receivable is presented net of any related discount, and the balances approximated fair value at each balance sheet date. The Company estimates the fair value of the student loans receivable by discounting the future cash flows using an

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

interest rate of 4.5%, which approximates the interest rates used in similar arrangements. The assumptions used in this estimate are considered unobservable inputs and are therefore categorized as Level 3 measurements under the accounting guidance.
Revenue recognized related to student loans was immaterial during each of the six months ended June 30, 2016 and 2015. The following table presents the changes in the allowance for doubtful accounts for student loans receivable (tuition related) for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful student loans receivable (tuition related):
For the six months ended June 30, 2016	$(953)	$109	$60	$(1,002)
For the six months ended June 30, 2015	$(1,495)	$(54)	$—	$(1,441)

(1)	Deductions represent accounts written off, net of recoveries.
For the non-tuition related student loans receivable, the Company monitors the credit quality of the borrower using credit scores, aging history of the loan and delinquency trending. The loan reserve methodology is reviewed on a quarterly basis. Delinquency is the main factor in determining if a loan is impaired. If a loan were determined to be impaired, interest would no longer accrue. For the six months ended June 30, 2016, approximately $0.2 million of student loans were impaired. As of June 30, 2016, approximately $0.8 million of student loans had been placed on non-accrual status.
As of June 30, 2016, the repayment status of gross student loans receivable was as follows (in thousands):

120 days and less	$9,579
From 121 - 270 days	788
Greater than 270 days	963
Total gross student loans receivable	11,330
Less: Amounts reserved or impaired	(1,766)
Less: Discount on student loans receivable	(2,020)
Total student loans receivable, net	$7,544
7. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Prepaid expenses	$6,844	$7,005
Prepaid licenses	5,592	5,221
Income tax receivable	25,089	20,169
Prepaid insurance	1,875	1,619
Interest receivable	341	299
Insurance recoverable	1,109	16,659
Other current assets	583	1,220
Total prepaid expenses and other current assets	$41,433	$52,192

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Furniture and office equipment	$54,467	$63,354
Software	11,990	12,605
Leasehold improvements	11,050	11,136
Vehicles	22	22
Total property and equipment	77,529	87,117
Less accumulated depreciation	(60,100)	(65,375)
Total property and equipment, net	$17,429	$21,742
For the three months ended June 30, 2016 and 2015, depreciation expense was $2.0 million and $3.8 million, respectively. For the six months ended June 30, 2016 and June 30, 2015, depreciation expense was $4.4 million and $7.7 million, respectively.
Goodwill and Intangibles, Net
Goodwill and intangibles, net, consists of the following (in thousands):

	June 30, 2016
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$20,787	$(15,820)	$4,967
Purchased intangible assets	15,850	(4,138)	11,712
Total definite-lived intangible assets	$36,637	$(19,958)	$16,679
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$19,246

	December 31, 2015
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$20,323	$(13,954)	$6,369
Purchased intangible assets	15,850	(3,521)	12,329
Total definite-lived intangible assets	$36,173	$(17,475)	$18,698
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$21,265
For the three months ended June 30, 2016 and 2015, amortization expense was $1.2 million and $1.5 million, respectively. For the six months ended June 30, 2016 and June 30, 2015, amortization expense was $2.5 million and $2.9 million, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
2016	$2,194
2017	3,324
2018	2,258
2019	1,490
2020	1,245
Thereafter	6,168
Total future amortization expense	$16,679
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Accounts payable	$135	$4,762
Accrued salaries and wages	10,894	10,476
Accrued bonus	3,577	4,295
Accrued vacation	9,895	9,628
Accrued litigation and fees	12,528	720
Accrued expenses	23,091	17,243
Rent liability	11,336	13,406
Accrued insurance liability	3,187	18,666
Total accounts payable and accrued liabilities	$74,643	$79,196
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consists of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Deferred revenue	$29,948	$23,311
Student deposits	51,268	65,445
Total deferred revenue and student deposits	$81,216	$88,756

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Other Long-Term Liabilities
Other long-term liabilities consists of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Uncertain tax positions	$7,860	$7,870
Legal settlements	100	178
Student transfer agreement costs	1,636	—
Other long-term liabilities	5,205	6,998
Total other long-term liabilities	$14,801	$15,046
8. Credit Facilities
The Company has issued letters of credit that are collateralized with cash in the aggregate amount of $6.7 million, which is included as restricted cash as of June 30, 2016.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. The Company has entered into a surety bond facility with an insurance company to provide such bonds when required. As of June 30, 2016, the Company’s total available surety bond facility was $12.0 million and the surety had issued bonds totaling $3.4 million on the Company’s behalf under such facility.
9. Lease Obligations
Operating leases
The Company leases certain office facilities and office equipment under non-cancelable lease arrangements that expire at various dates through 2023, subject to certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $11.6 million and $27.3 million for the six months ended June 30, 2016 and 2015, respectively.
The following table summarizes the future minimum rental payments under non-cancelable operating lease arrangements in effect at June 30, 2016 (in thousands):

Year Ended December 31,
2016	$18,341
2017	36,208
2018	31,445
2019	20,876
2020	9,546
Thereafter	7,148
Total minimum payments	$123,564
10. Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding for the period.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Diluted earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the sum of (i) the weighted average number of common shares outstanding for the period, plus (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive. Potentially dilutive securities for the periods presented include incremental stock options, unvested restricted stock units (“RSUs”) and unvested performance stock units (“PSUs”).
The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$3,338	$(650)	$(6,774)	$(1,021)
Denominator:
Weighted average number of common shares outstanding	46,289	45,674	46,111	45,552
Effect of dilutive options and stock units	712	—	—	—
Diluted weighted average number of common shares outstanding	47,001	45,674	46,111	45,552
Earnings (loss) per share:
Basic earnings (loss) per share	$0.07	$(0.01)	$(0.15)	$(0.02)
Diluted earnings (loss) per share	$0.07	$(0.01)	$(0.15)	$(0.02)
During periods in which the Company reported a net loss, basic and diluted loss per share were the same. The following table sets forth the number of stock options, RSUs and PSUs, as applicable, excluded from the computation of diluted earnings (loss) per share for the periods indicated below because their effect was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	4,477	5,246	4,573	5,110
RSUs and PSUs	406	605	989	631
11. Stock-Based Compensation
The Company recorded $2.0 million and $3.4 million of stock-based compensation expense for the three months ended June 30, 2016 and 2015, respectively, and $4.3 million and $5.6 million of stock-based compensation expense for the six months ended June 30, 2016 and 2015, respectively.
The related income tax benefit was $0.7 million and $1.3 million for the three months ended June 30, 2016 and 2015, respectively, and $1.6 million and $2.1 million for the six months ended June 30, 2016 and 2015, respectively.
During the six months ended June 30, 2016, the Company granted 0.4 million RSUs at a grant date fair value of $10.52 and 0.4 million RSUs vested. During the six months ended June 30, 2015, the Company granted 0.9 million RSUs at a grant date fair value of $9.44 and 0.3 million RSUs vested.
During the six months ended June 30, 2016, the Company did not grant any performance-based or market-based PSUs and no performance-based or market-based PSUs vested. During the six months ended June 30, 2015, the Company granted 0.5 million performance-based PSUs at a weighted average grant date fair value of $9.86 and no performance-based PSUs vested. During the six months ended June 30, 2015, the Company granted 0.2 million market-based PSUs at a weighted average grant date fair value of $4.04 and no market-based PSUs vested.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During the six months ended June 30, 2016, the Company granted 0.4 million stock options at a grant date fair value of $4.99 and 0.2 million stock options were exercised. During the six months ended June 30, 2015, the Company granted 0.5 million stock options at a grant date fair value of $4.57 and 0.1 million stock options were exercised.
As of June 30, 2016, there was unrecognized compensation cost of $12.5 million related to unvested stock options, RSUs and PSUs.
12. Income Taxes
The Company recognizes deferred tax assets if realization of such assets is more likely than not. In order to make this determination, the Company evaluates a number of factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended June 30, 2016 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation certain subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more likely than not to be realized and that a full valuation allowance against its deferred tax assets should continue to be maintained as of June 30, 2016.
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
The Company’s current estimated annual effective income tax rate that has been applied to normal, recurring operations for the six months ended June 30, 2016 was 22.5%. The Company’s actual effective income tax rate was 41.6% for the six months ended June 30, 2016, which included $6.1 million of a discrete tax benefit associated with a legal accrual. The actual effective income tax rate for the six months ended June 30, 2016 differed from the Company’s estimated annual effective income tax rate due to a legal accrual and an additional interest accrual on unrecognized tax benefits for the six months ended June 30, 2016.
At each of June 30, 2016 and December 31, 2015, the Company had $20.6 million of gross unrecognized tax benefits, of which $13.4 million would impact the effective income tax rate if recognized. The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in the income tax expense line item on the Company’s condensed consolidated statements of income (loss). Accrued interest and penalties related to uncertain tax positions was $2.3 million and $2.0 million as of June 30, 2016 and December 31, 2015, respectively.
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
Department of Education Program Reviews of Ashford University
On July 31, 2014, the Company and Ashford University received notification from the Department that it intended to conduct a program review of Ashford University’s administration of federal student financial aid programs (“Title IV programs”) in which the university participates. The review commenced on August 25, 2014, and covers federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”), the Drug-Free Schools and Communities Act and related regulations. Ashford University was provided with the Department’s program review report and has responded to such initial report. Following consideration of the university’s response, the Department will issue a Final Program Review Determination letter.
On July 7, 2016, Ashford University was notified by the Department that an off-site program review had been scheduled to assess Ashford’s administration of the Title IV programs in which it participates. The program review commenced on July 25, 2016 and initially will cover students identified in the 2009-2012 calendar year data previously provided by Ashford to the Department in response to a request for information received from the Multi-Regional and Foreign School Participation Division of the Department’s Office of Federal Student Aid (the “FSA”) on December 10, 2015, but the program review may be expanded if appropriate.
WSCUC Accreditation of Ashford University
In July 2013, WSCUC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. In December 2013, Ashford University effected its transition to WSCUC accreditation and designated its San Diego, California facilities as its main campus and its Clinton, Iowa campus as an additional location. As part of a continuing monitoring process, Ashford University hosted a visiting team from WSCUC in a special visit in April 2015. In July 2015, Ashford University received an Action Letter from WSCUC outlining the findings arising out of its visiting team’s special visit. The Action Letter stated that the WSCUC visiting team found substantial evidence that Ashford University continues to make sustained progress in all six areas recommended by WSCUC in 2013. As part of its institutional review process, WSCUC will conduct a comprehensive review of Ashford University scheduled to commence with an off-site review in fall 2017, followed by an on-site review in spring 2018.
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
In April 2014, the application was granted, and Ashford University was approved by BPPE to operate in California until July 15, 2018. As a result, the university is subject to laws and regulations applicable to private, post-secondary educational institutions located in California, including reporting requirements related to graduation, employment and licensing data, certain changes of ownership and control, faculty and programs, and student refund policies. Ashford also remains subject to other state and federal student employment data reporting and disclosure requirements.
Negotiated Rulemaking and Other Executive Action
On June 8, 2015, the Department held a press conference and released a document entitled “Fact Sheet: Protecting Students from Abusive Career Colleges” in which the Department announced processes that would be established to assist students who may have been the victims of fraud in gaining relief under the “defense to repayment” provisions of the William

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

D. Ford Federal Direct Loan Program (the “Direct Loan Program”) regulations. Rarely used in the past, the defense to repayment provisions allow a student to assert as a defense against repayment of federal direct loans any commission of fraud or other violation of applicable state law by the school related to such loans or the educational services paid for. On June 16, 2016, the Department published proposed regulations regarding borrower defense to repayment and related matters. The regulations establish a 45-day notice and comment period, and the Department plans to publish its final regulations by November 1, 2016 with an effective date of July 1, 2017. The Department proposes to amend the regulations governing the Direct Loan Program to, among other things, establish a new federal standard and process for determining whether a borrower has a defense to repayment of a student loan based on an act or omission of a school, and amend the Student Assistance General Provisions by revising the financial responsibility standards and adding disclosure requirements for schools.
On July 9, 2015, the Department published a Notice of Proposed Rulemaking proposing to amend the regulations governing the Direct Loan Program. On October 30, 2015, the regulations were amended to create a new income-contingent repayment plan in accordance with President Obama’s initiative to allow more Direct Loan Program borrowers to cap their loan payments at 10% of their monthly income. Changes were also made to the Federal Family Education Loan Program and Direct Loan Program regulations to streamline and enhance existing processes and provide additional support to struggling borrowers. The amended regulations also expand the circumstances in which an institution may challenge or appeal a draft or final cohort default rate based on the institution’s participation rate index.
On February 8, 2016, the Department announced the creation of a Student Aid Enforcement Unit to respond more quickly and efficiently to allegations of illegal actions by higher education institutions. In April 2016, the Department drafted a set of standards clarifying the information accreditors must submit, including the format in which information should be submitted, when notifying federal officials about actions taken against schools they accredit. The Department accepted public comments on the proposed standards through June 6, 2016, and plans to publish a final rule by November 1, 2016 to be effective in July 2017.
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
On July 22, 2016, the Department issued proposed regulations to ensure that institutions offering distance education are legally authorized and monitored by states, as required by the Higher Education Act. The proposed regulations clarify state authorization requirements for institutions to participate in the Department’s Title IV programs by, among other things, (i) requiring institutions offering distance education or correspondence courses to be authorized by each state in which they enroll students, if such authorization is required by the state, (ii) requiring institutions to document the state process for resolving student complaints regarding distance education programs and (iii) requiring public and individualized disclosures to enrolled and prospective students in distance education programs, including disclosures regarding adverse actions taken against the institution, the institution’s refund policies and whether each of the institution’s programs meet applicable state licensure or certification requirements. The proposed regulations recognize authorization through participation in a state authorization reciprocity agreement, as long as the agreement does not prevent a state from enforcing its own consumer laws. The proposed regulations were published in the Federal Register on July 25, 2016, and the public comment period will end August 24, 2016. The Department expects to publish a final regulation before the end of 2016.
Substantial misrepresentation
The Higher Education Act prohibits an institution participating in Title IV programs from engaging in substantial misrepresentation regarding the nature of its educational programs, its financial charges or the employability of its graduates. Under the Department’s rules, a “misrepresentation” is any false, erroneous or misleading statement an institution, one of its representatives or any ineligible institution, organization or person with whom the institution has an agreement to provide educational programs or marketing, advertising, recruiting, or admissions services makes directly or indirectly to a student, prospective student or any member of the public, or to an accrediting agency, a state agency or the Department. The

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Department’s rules define a “substantial misrepresentation” as any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment.
On December 10, 2015, Ashford University received a request for information from the Multi-Regional and Foreign School Participation Division of the FSA for (i) advertising and marketing materials provided to prospective students regarding the transferability of certain credit, (ii) documents produced in response to the August 10, 2015 Civil Investigative Demand from the Consumer Financial Protection Bureau (the “CFPB”) related to the CFPB’s investigation to determine whether for-profit post-secondary education companies or other unnamed persons have engaged in or are engaging in unlawful acts or practices related to the advertising, marketing or origination of private student loans, (iii) certain documents produced in response to subpoenas and interrogatories issued by the Attorney General of the State of California (the “CA Attorney General”) and (iv) records created between 2009 and 2012 related to the disbursement of certain Title IV funds. The FSA is investigating representations made by Ashford University to potential and enrolled students, and has asked the Company and Ashford University to assist in its assessment of Ashford University’s compliance with the prohibition on substantial misrepresentations. The Company and Ashford University intend to provide the FSA with their full cooperation with a view toward demonstrating the compliant nature of their practices. As discussed above, the Department is currently conducting an off-site program review to assess Ashford’s administration of the Title IV programs in which it participates, which initially will cover students identified in the 2009-2012 calendar year data provided by Ashford to the Department in response to the FSA’s December 10, 2015 request for information.
If the Department determines that one of the Company’s institutions has engaged in substantial misrepresentation, the Department may (i) revoke the institution’s program participation agreement, if the institution is provisionally certified, (ii) impose limitations on the institution’s participation in Title IV programs, if the institution is provisionally certified, (iii) deny participation applications made on behalf of the institution or (iv) initiate proceedings to fine the institution or to limit, suspend or terminate the participation of the institution in Title IV programs. Because Ashford University is provisionally certified, if the Department determined that Ashford University has engaged in substantial misrepresentation, the Department may take the actions set forth in clauses (i) and (ii) above in addition to any other actions taken by the Department.
Administrative capability
The Department specifies extensive criteria by which an institution must establish that it has the requisite administrative capability to participate in Title IV programs. To meet the administrative capability standards, an institution must, among other things, (i) administer Title IV program in accordance with all applicable statutes and regulations, and all related special arrangements and agreements, (ii) have an adequate number of qualified personnel to administer Title IV programs, (iii) administer Title IV programs with adequate checks and balances in its system of internal control over financial reporting, (iv) establish and maintain required records, (v) establish, publish and apply acceptable standards for measuring the satisfactory academic progress of its students, (vi) have adequate procedures in place for properly awarding, disbursing and safeguarding Title IV program funds, (vii) refer to the Department’s Office of Inspector General (the “OIG”) any credible information indicating that an applicant for Title IV program funds or any employee, third-party servicer or other agent of the institution may have engaged in fraud or other illegal conduct involving Title IV programs, (viii) provide adequate financial aid counseling to its students who apply for Title IV program funds, (ix) timely submit all required reports and financial statements, (x) not be, and not have any principal or affiliate who is, debarred or suspended from programs and activities involving federal financial and nonfinancial assistance and benefits or engaging in activity that is cause for such debarment or suspension, (xi) not otherwise appear to lack the ability to administer Title IV programs competently.
Ashford University and University of the Rockies were notified by the Department that it did not believe the institutions fully responded to the disclosures of data required by the Gainful Employment regulations, that this was an indication of a serious lack of administrative capability, and that as a result the Department would not make any decisions regarding the addition of any new programs or additional locations until the reporting requirements were met. The Department informed the Company that failure to fully comply in all Gainful Employment data reporting requirements could result in the referral of the errant institution to the Department’s Administrative Actions and Appeals Service Group for consideration of an administrative action against that institution, including a fine, the limitation, suspension or termination of institutional eligibility to participate in Title IV programs, or revocation of the institution’s program participation agreement (if provisional). The Company worked with the Department to address their concerns with respect to the reporting of the Company’s institutions under the Gainful

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Employment regulations. The Department has since approved new programs for Ashford University, and the Company does not anticipate any actions against its institutions related to this notification.
GI Bill Benefits
On May 20, 2016, the Company received a letter from the Iowa Department of Education (the “Iowa DOE”) indicating that, as a result of the planned closure of the Clinton Campus, the Iowa State Approving Agency (the “ISAA”) would no longer continue to approve Ashford’s programs for GI Bill benefits after June 30, 2016, and recommending Ashford seek approval through the State Approving Agency of jurisdiction for any location that meets the definition of a “main campus” or “branch campus”. Ashford University began the process of applying for approval through the State Approving Agency in California (“CSAAVE”), while also working with representatives from the U.S. Department of Veterans Affairs (the “VA”), the ISAA and CSAAVE in order to prevent any disruption of educational benefits to Ashford’s veteran students.
On June 20, 2016, the Company received a second letter from the Iowa DOE indicating that the Iowa DOE had issued a stay of the ISAA’s withdrawal of approval of Ashford’s programs for GI Bill benefits effective immediately until the earlier of (i) 90 days from June 20, 2016 or (ii) the date on which CSAAVE completed its review and issued a decision regarding the approval of Ashford in California. Ashford received communication from CSAAVE indicating that additional information and documentation would be required before Ashford’s application could be considered for CSAAVE approval. Ashford subsequently withdrew the CSAAVE application and is currently working with the VA, the Iowa DOE and the ISAA to obtain continued approval of Ashford’s programs for GI Bill benefits and to prevent any disruption of educational benefits to Ashford’s veteran students.
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
Compliance Audit by the Department’s Office of the Inspector General
In January 2011, Ashford University received a final audit report from the OIG regarding the compliance audit commenced in May 2008 and covering the period July 1, 2006 through June 30, 2007. The audit covered Ashford University’s administration of Title IV program funds, including compliance with regulations governing institutional and student eligibility, awards and disbursements of Title IV program funds, verification of awards and returns of unearned funds during that period, and compensation of financial aid and recruiting personnel during the period May 10, 2005 through June 30, 2009.
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
Iowa Attorney General Civil Investigation of Ashford University
In February 2011, Ashford University received from the Attorney General of the State of Iowa (the “Iowa Attorney General”) a Civil Investigative Demand and Notice of Intent to Proceed (the “Iowa CID”) relating to the Iowa Attorney General’s investigation of whether certain of the university’s business practices comply with Iowa consumer laws. Pursuant to the Iowa CID, the Iowa Attorney General requested documents and detailed information for the time period January 1, 2008 to present. On numerous occasions, representatives from the Company and Ashford University met with the Iowa Attorney General to discuss the status of the investigation and the Iowa Attorney General’s allegations against the Company that had been communicated to the Company in June 2013. As a result of these meetings, on May 15, 2014, the Iowa Attorney General, the Company and Ashford University entered into an Assurance of Voluntary Compliance (the “AVC”) in full resolution of the Iowa CID and the Iowa Attorney General’s allegations. The AVC, in which the Company and Ashford University do not admit any liability, contains several components including injunctive relief, nonmonetary remedies and a payment to the Iowa Attorney General to be used for restitution to Iowa consumers, costs and fees. The AVC also provides for the appointment of a settlement administrator for a period of three years to review the Company’s and Ashford University’s compliance with the terms of the AVC. The Company had originally accrued $9.0 million in 2013 related to this matter, which represented its best estimate of the total restitution, cost of non-monetary remedies and future legal costs. The remaining accrual is $0.6 million as of June 30, 2016.
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
California Attorney General Investigation of For-Profit Educational Institutions and Consumer Financial Protection Bureau Subpoena of Bridgepoint Education, Inc. and Ashford University
In January 2013, the Company received from the CA Attorney General an Investigative Subpoena relating to the CA Attorney General’s investigation of for-profit educational institutions. Pursuant to the Investigative Subpoena, the CA Attorney General requested documents and detailed information for the time period March 1, 2009 to present. On July 24, 2013, the CA Attorney General filed a petition to enforce certain categories of the Investigative Subpoena related to recorded calls and electronic marketing data. On September 25, 2013, the Company reached an agreement with the CA Attorney General to produce certain categories of the documents requested in the petition and stipulated to continue the hearing on the petition to enforce from October 3, 2013 to January 9, 2014. On January 13, 2014 and June 19, 2014, the Company received additional Investigative Subpoenas from the CA Attorney General each requesting additional documents and information for the time period March 1, 2009 through the current date.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
All of the parties met again in the spring of 2016 to discuss the status of the investigations and explore a potential joint resolution involving injunctive relief, other non-monetary remedies and a payment to the CA Attorney General and the CFPB. The Company currently estimates that a reasonable range of loss for this matter is between $16.2 million and $30.0 million. The Company has recorded an expense of $16.2 million related to this matter, which represents its current best estimate of the cost of resolution of this matter.
Massachusetts Attorney General Investigation of Bridgepoint Education, Inc. and Ashford University
On July 21, 2014, the Company and Ashford University received from the Attorney General of the State of Massachusetts (the “MA Attorney General”) a Civil Investigative Demand (the “MA CID”) relating to the MA Attorney General’s investigation of for-profit educational institutions and whether the university’s business practices complied with Massachusetts consumer protection laws. Pursuant to the MA CID, the MA Attorney General has requested from the Company and Ashford University documents and information for the time period January 1, 2006 to present. The Company is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.
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
On May 18, 2016, the Company received a second subpoena from the SEC seeking additional information from the Company, including information with respect to the accrual disclosed by the Company in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 with respect to the potential joint resolution of investigations by the CA Attorney General and the CFPB (the “CA AG/CFPB Investigations”), the Company’s scholarship and institutional loan programs and any other extensions of credit made by the Company to students, and student enrollment and retention at the Company’s academic institutions. Pursuant to the subpoena, the SEC has requested from the Company documents and detailed information for, in the case of the CA AG/CFPB Investigations, the periods at issue in such investigations, in the case of the Company’s scholarship and institutional loan programs and related matters, the period from January 1, 2011 to the present, and for all other matters, the period from January 1, 2014 to the present.
The Company is cooperating with the SEC and cannot predict the eventual scope, duration or outcome of the investigation at this time. As a result, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.
Department of Justice Civil Investigative Demand
On July 7, 2016, the Company received from the U.S. Department of Justice (the “DOJ”) a Civil Investigative Demand (the “DOJ CID”) related to the DOJ's investigation concerning allegations that the Company may have misstated Title IV refund revenue or overstated revenue associated with private secondary loan programs and thereby misrepresented its compliance with the 90/10 rule of the Higher Education Act. Pursuant to the DOJ CID, the DOJ has requested from the Company documents and information for fiscal years 2011-2014.  The Company is evaluating the DOJ CID and intends to fully cooperate with the DOJ on this matter.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Securities Class Actions
Consolidated Securities Class Action
On July 13, 2012, a securities class action complaint was filed in the U.S. District Court for the Southern District of California by Donald K. Franke naming the Company, Andrew Clark, Daniel Devine and Jane McAuliffe as defendants for allegedly making false and materially misleading statements regarding the Company’s business and financial results, specifically the concealment of accreditation problems at Ashford University. The complaint asserted a putative class period stemming from May 3, 2011 to July 6, 2012. A substantially similar complaint was also filed in the same court by Luke Sacharczyk on July 17, 2012 making similar allegations against the Company, Andrew Clark and Daniel Devine. The Sacharczyk complaint asserted a putative class period stemming from May 3, 2011 to July 12, 2012. On July 26, 2012, another purported securities class action complaint was filed in the same court by David Stein against the same defendants based upon the same general set of allegations and class period. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and sought unspecified monetary relief, interest and attorneys’ fees.
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
On September 18, 2015, the plaintiff filed a substantially similar amended complaint that asserts a putative class period stemming from March 12, 2013 to May 30, 2014. The amended complaint also names Patrick Hackett, Adarsh Sarma, Warburg Pincus & Co., Warburg Pincus LLC, Warburg Pincus Partners LLC, and Warburg Pincus Private Equity VIII, L.P. as additional defendants. On November 24, 2015, all defendants filed motions to dismiss. On July 25, 2016, the Court granted the motions to dismiss and granted plaintiff leave to file an amended complaint within 30 days. The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. Based on information available to the Company at present, it cannot reasonably estimate a range of loss for this action. Accordingly, the Company has not accrued any liability associated with this action.

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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
Qui Tam Complaints
In December 2012, the Company received notice that the DOJ had declined to intervene in a qui tam complaint filed in the U.S. District Court for the Southern District of California by Ryan Ferguson and Mark T. Pacheco under the federal False Claims Act on March 10, 2011 and unsealed on December 26, 2012. The complaint was captioned United States of America, ex rel., Ryan Ferguson and Mark T. Pacheco v. Bridgepoint Education, Inc., Ashford University and University of the Rockies. The qui tam complaint alleged, among other things, that since March 10, 2005, the Company caused its institutions, Ashford University and University of the Rockies, to violate the federal False Claims Act by falsely certifying to the Department that the institutions were in compliance with various regulations governing Title IV programs, including those that require compliance with federal rules regarding the payment of incentive compensation to enrollment personnel, student disclosures, and misrepresentation in connection with the institutions’ participation in Title IV programs. The complaint sought significant damages, penalties and other relief. On April 30, 2013, the relators petitioned the Court for voluntary dismissal of the complaint without prejudice. The DOJ filed a notice stipulating to the dismissal and the Court granted the dismissal on June 12, 2013.
In January 2013, the Company received notice that the DOJ had declined to intervene in a qui tam complaint filed in the U.S. District Court for the Southern District of California by James Carter and Roger Lengyel under the federal False Claims Act on July 2, 2010 and unsealed on January 2, 2013. The complaint is captioned United States of America, ex rel., James Carter and Roger Lengyel v. Bridgepoint Education, Inc., Ashford University. The qui tam complaint alleged, among other things, that since March 2005, the Company and Ashford University had violated the federal False Claims Act by falsely certifying to the Department that Ashford University was in compliance with federal rules regarding the payment of incentive compensation to enrollment personnel in connection with the institution’s participation in Title IV programs. Pursuant to a stipulation between the parties, the relators filed an amended complaint on May 10, 2013. The amended complaint was substantially similar to the original complaint and sought significant damages, penalties and other relief.
In March 2015, the Company filed a motion to dismiss the case pursuant to the public disclosure bar, which was granted without leave to amend by the Court on August 17, 2015. The relators filed a notice of appeal on September 15, 2015 and the case was under appeal with the United States Court of Appeals for the Ninth Circuit. During the pendency of the appeal, the parties agreed to settle the case for an immaterial amount and the appeal was subsequently dismissed on July 22, 2016.

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

•
our ability to work with the U.S. Department of Veterans Affairs (the “VA”), the Iowa Department of Education (the “Iowa DOE”) and the Iowa State Approving Agency (the “ISAA”) to obtain continued approval of Ashford’s programs for GI Bill benefits and to prevent any disruption of educational benefits to Ashford’s veteran students;

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
Overview
We are a provider of postsecondary education services. Our academic institutions, Ashford University® and University of the RockiesSM, offer associate’s, bachelor’s, master’s and doctoral programs.
As of June 30, 2016, our combined institutions offered approximately 1,160 courses and 80 degree programs. We are also focused on developing innovative new technologies to improve the way students learn, such as Constellation®, our proprietary learning platform, and the mobile learning applications offered by our institutions.
Key operating data
In evaluating our operating performance, our management focuses in large part on our revenue and operating income or loss and period-end enrollment at our academic institutions. The following table, which should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report, presents our key operating data for the three and six months ended June 30, 2016 and 2015 (in thousands, except for enrollment data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated Statement of Income (Loss) Data:
Revenue	$137,970	$147,057	$270,972	$289,575
Operating income (loss)	$3,357	$(512)	$(12,942)	$(1,712)

Consolidated Other Data:
Period-end enrollment (1)
Online	48,799	50,516	48,799	50,516
Campus	96	533	96	533
Total	48,895	51,049	48,895	51,049

(1)
We define period-end enrollment as the number of active students on the last day of the financial reporting period. A student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided notice of withdrawal.

Key enrollment trends
Enrollment at our combined academic institutions decreased 4.2% to 48,895 students at June 30, 2016 as compared to 51,049 students at June 30, 2015. Enrollment decreased by 0.5% since the end of the preceding fiscal year, from 49,159 students at December 31, 2015 to 48,895 students at June 30, 2016.

We believe the decline in enrollment over the past few years is a result of a general weakening in the overall industry due to regulatory scrutiny, as well as the initiatives our institutions have put in place to help raise academic quality and improve student outcomes.
We continue to focus our efforts on stabilizing and restarting enrollment growth. One area in which we are experiencing positive enrollment trends is within our corporate partnership program. This corporate partnership program provides companies with the opportunity to allow their employees to pursue and complete a college degree without incurring any student debt. While this program is still relatively small compared to our total enrollment, it continues to expand. We have launched new program offerings in 2016 and plan to launch additional new program offerings in the remainder of 2016 and 2017 to help achieve the goal of stabilizing and restarting enrollment growth.
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
Restructuring and impairment charges
We had previously initiated various restructuring plans to better align our resources with our business strategy. The related restructuring charges have been primarily comprised of (i) charges related to the write off of certain fixed assets and assets abandoned, (ii) student transfer agreement costs, (iii) severance costs related to headcount reductions made in connection with restructuring plans and (iv) estimated lease losses related to facilities vacated or consolidated under restructuring plans. These charges have been recorded in the restructuring and impairment charges line item on our condensed consolidated statements of income (loss).
In July 2015, we committed to the implementation of a plan to close the Clinton Campus following the 2015-2016 academic year, during the second quarter of 2016. With the closure of the Clinton Campus, ground-based Ashford University students were provided opportunities to continue to pursue their degrees as reflected in their respective student transfer agreements. During the year ended December 31, 2015, we recorded restructuring charges relating to future cash expenditures for student transfer agreements of approximately $3.3 million. This estimate was based upon several assumptions that are subject to change, including assumptions related to the number of students who elect to continue to pursue their degrees through Ashford University’s online programs.
For information regarding the related charges recorded in the three and six months ended June 30, 2016, refer to Note 3, “Restructuring and Impairment Charges” to our condensed consolidated financial statements included in Part I, Item 1 of this report.
Valuation allowance
The Company recognizes deferred tax assets if realization of such assets is more likely than not. In order to make this determination, the Company evaluates factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended June 30, 2016 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation other subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more likely than not to be realized and that a full valuation allowance against its deferred tax assets should continue to be maintained as of June 30, 2016.

Liquidity and capital resources and anticipated capital expenditures
We finance our operating activities and capital expenditures primarily through cash on hand and cash provided by operating activities. At June 30, 2016, we had cash, cash equivalents, restricted cash and investments totaling $367.3 million and no long-term debt. For the year ending December 31, 2016, we expect capital expenditures to be approximately $3.5 million. Based on our current level of operations, we believe that our cash flows from operating activities and our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. However, changes could occur that would consume our available capital resources before that time. Our capital requirements depend on numerous factors, including our ability to continue to generate revenue. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all.
Recent Regulatory Developments
Negotiated Rulemaking and Other Executive Action
On June 8, 2015, the U.S. Department of Education (the “Department”) held a press conference and released a document entitled “Fact Sheet: Protecting Students from Abusive Career Colleges” in which the Department announced processes that will be established to assist students who may have been the victims of fraud in gaining relief under the “defense to repayment” provisions of the William D. Ford Federal Direct Loan Program (the “Direct Loan Program”) regulations. Rarely used in the past, the defense to repayment provisions allow a student to assert as a defense against repayment of federal direct loans any commission of fraud or other violation of applicable state law by the school related to such loans or the educational services paid for. On June 16, 2016, the Department published proposed regulations regarding borrower defense to repayment and related matters. The regulations establish a 45-day notice and comment period, and the Department plans to publish its final regulations by November 1, 2016 with an effective date of July 1, 2017. The Department proposes to amend the regulations governing the Direct Loan Program to, among other things, establish a new federal standard and process for determining whether a borrower has a defense to repayment of a student loan based on an act or omission of a school, and amend the Student Assistance General Provisions by revising the financial responsibility standards and adding disclosure requirements for schools.
On July 9, 2015, the Department published a Notice of Proposed Rulemaking proposing to amend the regulations governing the Direct Loan Program. On October 30, 2015, the regulations were amended to create a new income-contingent repayment plan in accordance with President Obama’s initiative to allow more Direct Loan Program borrowers to cap their loan payments at 10% of their monthly income. Changes were also made to the Federal Family Education Loan Program (the “FFEL Program”) and Direct Loan Program regulations to streamline and enhance existing processes and provide additional support to struggling borrowers. The amended regulations also expand the circumstances in which an institution may challenge or appeal a draft or final cohort default rate based on the institution’s participation rate index.
On February 8, 2016, the Department announced the creation of a Student Aid Enforcement Unit to respond more quickly and efficiently to allegations of illegal actions by higher education institutions. In April 2016, the Department drafted a set of standards clarifying the information accreditors must submit, including the format in which information should be submitted, when notifying federal officials about actions taken against schools they accredit. The Department accepted public comments on the proposed standards through June 6, 2016, and plans to publish a final rule by November 1, 2016 to be effective in July 2017.
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
On July 22, 2016, the Department issued proposed regulations to ensure that institutions offering distance education are legally authorized and monitored by states, as required by the Higher Education Act. The proposed regulations clarify state authorization requirements for institutions to participate in the Department’s Title IV programs by, among other things, (i) requiring institutions offering distance education or correspondence courses to be authorized by each state in which they enroll students, if such authorization is required by the state, (ii) requiring institutions to document the state process for resolving student complaints regarding distance education programs and (iii) requiring public and individualized disclosures to enrolled and prospective students in distance education programs, including disclosures regarding adverse actions taken against the institution, the institution’s refund policies and whether each of the institution’s programs meet applicable state licensure or certification requirements. The proposed regulations recognize authorization through participation in a state authorization reciprocity agreement, as long as the agreement does not prevent a state from enforcing its own consumer laws. The proposed regulations were published in the Federal Register on July 25, 2016, and the public comment period will end August 24, 2016. The Department expects to publish a final regulation before the end of 2016.
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
Critical Accounting Policies and Use of Estimates
The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of the Form 10-K. There were no material changes to these critical accounting policies and estimates during the six months ended June 30, 2016.
The Iran Threat Reduction and Syria Human Rights Act of 2012
During the three months ended June 30, 2016, Santander Asset Management Investment Holdings Limited (“SAMIH”) engaged in certain activities that are subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. These activities are disclosed in Exhibit 99.1 to this report. Affiliates of Warburg Pincus, LLC (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of and have the right to designate members of the board of directors of SAMIH. We will be required to separately file with the SEC, concurrently with this report, a notice that such activities have been disclosed in this report, which notice must also contain the information required by Section 13(r) of the Exchange Act.
Results of Operations
The following table sets forth our condensed consolidated statements of income (loss) data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	48.2	48.6	50.2	50.6
Admissions advisory and marketing	38.1	33.0	38.5	34.8
General and administrative	8.4	9.0	9.3	10.2
Legal accrual	1.7	—	6.0	—
Restructuring and impairment charges	1.2	9.8	0.9	5.0
Total costs and expenses	97.6	100.4	104.9	100.6
Operating income (loss)	2.4	(0.4)	(4.9)	(0.6)
Other income, net	0.5	0.2	0.5	0.4
Income (loss) before income taxes	2.9	(0.2)	(4.4)	(0.2)
Income tax expense (benefit)	0.5	0.3	(1.8)	0.1
Net income (loss)	2.4%	(0.5)%	(2.6)%	(0.3)%
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenue.  Our revenue for the three months ended June 30, 2016 was $138.0 million, representing a decrease of $9.1 million, or 6.2%, as compared to revenue of $147.1 million for the three months ended June 30, 2015. The decrease between periods was primarily due to the 4.2% decrease in ending student enrollment at our academic institutions, from 51,049 students at June 30, 2015 to 48,895 students at June 30, 2016. The average weekly enrollment during the three months ended June 30,

2016 decreased to 49,676 students from 53,161 students during the three months ended June 30, 2015, or by 6.6%. This resulted in a decrease in tuition revenue of approximately $7.9 million, which is net of a $3.5 million increase in revenue as a result of a 3.0% tuition increase effective April 1, 2016. The decrease in revenue between periods was also due to a decrease in net revenue generated from course digital materials of approximately $0.2 million and higher scholarships between periods of approximately $0.8 million.
Instructional costs and services.  Our instructional costs and services for the three months ended June 30, 2016 were $66.4 million, representing a decrease of $5.0 million, or 6.9%, as compared to instructional costs and services of $71.4 million for the three months ended June 30, 2015. Specific decreases between periods include facilities costs of $1.5 million, information technology costs of $1.4 million, direct compensation of $1.0 million (in the areas of academic management, financial aid support and student services), bad debt of $0.6 million and corporate support services of $0.4 million. Instructional costs and services decreased as a percentage of revenue to 48.2% for the three months ended June 30, 2016, as compared to 48.6% for the three months ended June 30, 2015. The decrease of 0.4% as a percentage of revenue included decreases in information technology costs of 0.7% and facilities costs of 0.4%, partially offset by an increase in instructor fees of 0.7%. As a percentage of revenue, bad debt expense was 4.6% for the three months ended June 30, 2016, compared to 4.7% for three months ended June 30, 2015. We continue to focus on enhancing our processes and procedures around bad debt and accounts receivable, including improvements and efficiencies in financial aid processing in order to reduce the processing timeline, improved collection efforts on accounts receivable, and improved counseling to students about the financial aid process and related eligibility and amounts due from the student.
Admissions advisory and marketing.  Our admissions advisory and marketing expenses for the three months ended June 30, 2016 were $52.5 million, representing an increase of $4.0 million, or 8.3%, as compared to admissions advisory and marketing expenses of $48.5 million for the three months ended June 30, 2015. Specific factors contributing to the overall increase between periods were increases in advertising costs of $5.5 million and marketing compensation of $0.9 million, partially offset by decreases in support services of $1.2 million and facilities costs of $0.8 million. As a percentage of revenue, our admissions advisory and marketing expenses increased to 38.1% for the three months ended June 30, 2016, as compared to 33.0% for the three months ended June 30, 2015. The increase of 5.1% as a percentage of revenue was primarily due to increases in advertising costs of 4.7% and marketing compensation of 1.7%, partially offset by a decrease in support services of 1.0%.
General and administrative.  Our general and administrative expenses for the three months ended June 30, 2016 were $11.7 million, representing a decrease of $1.5 million, or 12.0%, as compared to general and administrative expenses of $13.2 million for the three months ended June 30, 2015. The decrease between periods was primarily due to decreases in depreciation of $1.8 million, facilities costs of $1.3 million, administrative compensation of $1.1 million and other administrative costs of $1.1 million, partially offset by increases in technology costs of $2.6 million and support services of $1.5 million. Our general and administrative expenses decreased as a percentage of revenue to 8.4% for the three months ended June 30, 2016, as compared to 9.0% for the three months ended June 30, 2015. The decrease of 0.6% as a percentage of revenue was primarily due to decreases in depreciation of 1.2%, other administrative costs of 1.2% and administrative compensation of 0.8%, partially offset by increases in support services of 0.7% and technology costs of 0.6%.
Legal accrual. For the three months ended June 30, 2016, we recorded an additional accrual of $2.3 million for the cost of a joint resolution of previously disclosed investigative subpoenas from the Attorney General of the State of California and civil investigative demands from the Consumer Financial Protection Bureau. There were no such charges for the three months ended June 30, 2015.
Restructuring and impairment charges.  Our restructuring and impairment charges for the three months ended June 30, 2016 were $1.7 million, comprised of $1.5 million of severance charges and $0.2 million of lease exit and other costs. For the three months ended June 30, 2015, restructuring and impairment charges were $14.4 million, comprised of $12.3 million of lease exit costs, $1.3 million for asset write offs and $0.8 million relating to severance costs for wages and benefits resulting from a reduction in force to help better align personnel resources with the decline in enrollment.
Other income, net.  Our other income, net, was $0.7 million for the three months ended June 30, 2016 and $0.3 million for the three months ended June 30, 2015. Any fluctuations in this account are primarily a result of changes in interest income due to the levels of average cash and cash equivalents and investment balances.

Income tax expense.  We recognized income tax expense of $0.7 million for the three months ended June 30, 2016 and income tax expense of $0.5 million for the three months ended June 30, 2015, at effective tax rates of 16.7% and (289.2)%, respectively.
Net income (loss).  Our net income was $3.3 million for the three months ended June 30, 2016 compared to net loss of $0.7 million for the three months ended June 30, 2015, a $4.0 million increase in net income as a result of the factors discussed above.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenue.    Our revenue for the six months ended June 30, 2016 was $271.0 million, representing a decrease of $18.6 million, or 6.4%, as compared to revenue of $289.6 million for the six months ended June 30, 2015. The decrease between periods was primarily due to the 4.2% decrease in ending student enrollment at our academic institutions, from 51,049 students at June 30, 2015 to 48,895 students at June 30, 2016. The average weekly enrollment during the six months ended June 30, 2016 decreased to 49,978 students from 54,651 students during the six months ended June 30, 2015, or by 8.6%. This resulted in a decrease in tuition revenue of approximately $18.3 million, which is net of a $6.9 million increase in revenue as a result of tuition increases. The decrease in revenue between periods was also due to a decrease in net revenue generated from course digital materials of approximately $0.6 million, partially offset by lower scholarships between periods of approximately $1.0 million.
Instructional costs and services.    Our instructional costs and services for the six months ended June 30, 2016 were $136.0 million, representing a decrease of $10.5 million, or 7.1%, as compared to instructional costs and services of $146.5 million for the six months ended June 30, 2015. Specific decreases between periods include facilities costs of $3.4 million, direct compensation of $3.2 million (in the areas of academic management, financial aid support and student services) and information technology costs of $2.8 million. Instructional costs and services decreased as a percentage of revenue to 50.2% for the six months ended June 30, 2016, as compared to 50.6% for the six months ended June 30, 2015. The decrease of 0.4% as a percentage of revenue included decreases in facilities costs of 1.0% and information technology costs of 0.7%, partially offset by increases in bad debt of 0.6% and corporate support services of 0.5%. As a percentage of revenue, bad debt expense was 5.9% for the six months ended June 30, 2016, compared to 5.3% for six months ended June 30, 2015. We continue to focus on enhancing our processes and procedures around bad debt and accounts receivable, including improvements and efficiencies in financial aid processing in order to reduce the processing timeline, improved collection efforts on accounts receivable, and improved counseling to students about the financial aid process and related eligibility and amounts due from the student.
Admissions advisory and marketing.    Our admissions advisory and marketing expenses for the six months ended June 30, 2016 were $104.2 million, representing an increase of $3.4 million, or 3.3%, as compared to admissions advisory and marketing expenses of $100.8 million for the six months ended June 30, 2015. Specific factors contributing to the overall increase between periods were increases in advertising costs of $7.2 million and selling compensation of $0.8 million, partially offset by decreases in facilities costs of $1.8 million, support services of $1.5 million and consulting fees of of $1.0 million. As a percentage of revenue, our admissions advisory and marketing expenses increased to 38.5% for the six months ended June 30, 2016 as compared to 34.8% for the six months ended June 30, 2015. The increase of 3.7% as a percentage of revenue was primarily due to increases in advertising costs of 3.5% and selling compensation of 1.5%, partially offset by decreases in support services of 0.7%, facilities costs of 0.4% and consulting fees of 0.3%.
General and administrative.    Our general and administrative expenses for the six months ended June 30, 2016 were $25.1 million, representing a decrease of $4.5 million, or 15.1%, as compared to general and administrative expenses of $29.6 million for the six months ended June 30, 2015. The decrease between periods was primarily due to decreases in other administrative costs of $3.9 million, depreciation of $3.2 million, facilities costs of $2.1 million and administrative compensation of $1.2 million. These decreases were partially offset by an increase in information technology costs of $4.9 million. Our general and administrative expenses decreased as a percentage of revenue to 9.3% for the six months ended June 30, 2016, compared to 10.2% for the six months ended June 30, 2015. The decrease of 0.9% as a percentage of revenue included decreases in other administrative costs of 1.2%, facilities costs of 0.7% and depreciation of 1.0%, partially offset by an increase in information technology costs of 0.6%.
Legal accrual. For the six months ended June 30, 2016, we recorded an accrual of $16.2 million for the cost of a joint resolution of previously disclosed investigative subpoenas from the Attorney General of the State of California and civil investigative demands from the Consumer Financial Protection Bureau. There were no such charges for the six months ended June 30, 2015.

Restructuring and impairment charges.  Our restructuring and impairment charges for the six months ended June 30, 2016 were $2.4 million, comprised of $2.2 million of severance charges and $0.2 million of lease exit and other costs. Our restructuring and impairment charges for the six months ended June 30, 2015 were $14.4 million, comprised of $12.3 million of lease exit costs, $1.3 million for asset write offs and $0.8 million relating to severance costs for wages and benefits resulting from a reduction in force to help better align personnel resources with the decline in enrollment.
Other income, net.    Our other income, net, was $1.3 million for the six months ended June 30, 2016, as compared to $1.0 million for the six months ended June 30, 2015, representing an increase of $0.3 million. The increase between periods was primarily due to increased interest income on average cash balances.
Income tax expense (benefit).    We recognized an income tax benefit of $4.8 million for the six months ended June 30, 2016 and income tax expense of $0.3 million for the six months ended June 30, 2015, at effective tax rates of 41.6% and (50.5)%, respectively. The Company’s actual effective income tax rate for the six months ended June 30, 2016 included $6.1 million of a discrete tax benefit associated with the above legal accrual.
Net loss.    Our net loss was $6.8 million for the six months ended June 30, 2016 compared to net loss of $1.0 million for the six months ended June 30, 2015, a $5.8 million increase in net loss as a result of the factors discussed above.
Liquidity and Capital Resources
We finance our operating activities and capital expenditures primarily through cash on hand and cash provided by operating activities. Our cash and cash equivalents were $265.4 million at June 30, 2016, and $282.1 million at December 31, 2015. At June 30, 2016 and December 31, 2015, we had restricted cash of $21.6 million and $24.7 million, respectively, and investments of $80.3 million and $67.2 million, respectively.
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
There was an immaterial increase in the fair value of our investments at June 30, 2016 as compared to December 31, 2015. We believe that any fluctuations we have recently experienced are temporary in nature and that while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
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
Operating activities
Net cash used in operating activities was $0.7 million for the six months ended June 30, 2016, as compared to net cash provided by operating activities of $14.8 million for the six months ended June 30, 2015, an overall decrease in net cash provided by operating activities of $15.5 million between periods. This decrease was primarily due to the change in accounts payable and accrued liabilities as a result of the timing of payments and timing of lease terminations. This decrease was also partially attributable to the $5.8 million increase in net loss between periods. We expect to generate cash from our operating activities for the foreseeable future.
Investing activities
Net cash used in investing activities was $14.5 million for the six months ended June 30, 2016, as compared to net cash provided by investing activities of $39.8 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, we had purchases of investments of $20.2 million, no sales of investments and maturities of investments of $7.1 million. This is compared to purchases of investments of $0.2 million, sales of investments of $10.1 million and maturities of investments of $40.1 million for the six months ended June 30, 2015. Capital expenditures for the six months ended June 30, 2016 were $0.9 million, compared to $2.2 million for the six months ended June 30, 2015. We expect our capital expenditures to be approximately $3.5 million for the year ending December 31, 2016.
Financing activities
Net cash used in financing activities was $1.6 million for the six months ended June 30, 2016, as compared to net cash used in financing activities of $0.6 million for the six months ended June 30, 2015. During each of the six months ended June 30, 2016 and 2015, net cash used in financing activities primarily included tax withholdings related to the issuance of shares upon the vesting of restricted stock units, partially offset by the cash provided by stock option exercises and the related tax benefit of those stock option exercises.
Based on our current level of operations, we believe that our future cash flows from operating activities and our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
Significant Cash and Contractual Obligations
The following table sets forth, as of June 30, 2016, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
	Total	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Operating lease obligations	$123,564	$18,341	$36,208	$31,445	$20,876	$9,546	$7,148
Other contractual obligations	63,123	5,821	13,373	11,387	10,801	8,716	13,025
Uncertain tax positions	7,860	—	7,860	—	—	—	—
Total	$194,547	$24,162	$57,441	$42,832	$31,677	$18,262	$20,173
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of June 30, 2016, our total available surety bond facility was $12.0 million and the surety had issued bonds totaling $3.4 million on our behalf under such facility.
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of June 30, 2016, we had no outstanding borrowings.
Our future investment income may fall short of expectations due to changes in interest rates. At June 30, 2016, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

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
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance levels because of the material weaknesses in our internal control over financial reporting described below. Notwithstanding the material weaknesses described below, based on the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management has concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for interim financial information for each of the periods presented herein.
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
The control deficiencies that gave rise to the material weaknesses did not result in a material misstatement of our condensed consolidated financial statements for the six months ended June 30, 2016. However, these control deficiencies could result in material misstatements of revenue, bad debt expense, accounts receivable, deferred revenue and the related financial disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. Accordingly, our management has determined that these control deficiencies constituted material weaknesses that continue to exist as of June 30, 2016.
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
Throughout 2014 and 2015, and during the six months ended June 30, 2016, we have implemented measures to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. These measures include the hiring of new accounting personnel, as well as providing additional training for existing personnel. These measures also include the implementation of financial reporting risk assessments and review processes to ensure the related significant accounting policies are implemented and applied properly under GAAP on a consistent basis throughout the Company. We continue to perform a review of all key reports utilized in the revenue and receivable cycle to ensure appropriate controls are in place over the completeness and accuracy of the underlying data used in these key reports. We have also established enhanced procedures to ensure appropriate review of accounting policies by the members of our management team with the requisite level of accounting knowledge, experience and training.
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
Changes in Internal Control Over Financial Reporting
As discussed above, during the three months ended June 30, 2016, management continued to implement certain remediation measures to improve our internal control over financial reporting and to remediate the previously identified material weaknesses. However, there were no changes to our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During 2015, we concluded that there were material weaknesses in our internal control over financial reporting, as we did not maintain effective controls over the accounting for revenue recognition. Specifically, we did not maintain effective controls surrounding the selection and application of GAAP related to revenue recognition. Additionally, we did not maintain effective controls to assess the reliability of system-generated data used in the operation of certain revenue recognition controls. Management evaluated our disclosure controls and procedures and internal control over financial reporting as of December 31, 2015 and concluded each was ineffective as of December 31, 2015. The Form 10-K reflects management’s conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting. The material weaknesses have not yet been remediated as of June 30, 2016 and as a result, management has determined that our disclosure controls and procedures continue to be ineffective as of June 30, 2016.
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
Revenue derived from government tuition assistance for military personnel, including veterans, is not considered federal student aid for purposes of the 90/10 calculation, and accordingly helps our institutions satisfy the 90/10 rule. As of December 31, 2015, approximately 28.0% of our institutions' students were affiliated with the military, some of whom are eligible to receive government tuition assistance that may be used to pursue postsecondary degrees. If there were a reduction in funding of government tuition assistance for military personnel, including veterans, or if our revenue derived from such funding were otherwise to decrease, it could be significantly more difficult for our institutions to satisfy the 90/10 rule. On May 20, 2016, the Company received a letter from the Iowa DOE indicating that, as a result of the planned closure of the Clinton Campus, the ISAA would no longer continue to approve Ashford’s programs for GI Bill benefits after June 30, 2016. The Iowa DOE subsequently issued a stay of the ISAA’s withdrawal of approval of Ashford’s programs for GI Bill benefits until 90 days from June 20, 2016. Ashford is currently working with the VA, the Iowa DOE and the ISAA to obtain continued approval of Ashford’s programs for GI Bill benefits and to prevent any disruption of educational benefits to Ashford’s veteran students.
Recent changes in federal law that increased Title IV grant and loan limits, and any such additional increases in the future, may result in an increase in the revenues we receive from Title IV programs and make it more difficult for our institutions to satisfy the 90/10 rule. In addition, the U.S. Congress could propose and adopt legislation that amends the 90/10 rule in ways that make it more difficult for our institutions to satisfy the 90/10 rule. For example, in late 2011, the Ensuring Quality Education for Veterans Act was introduced, which proposed to treat government tuition assistance for military personnel, including veterans, as federal student aid for purposes of calculations under the 90/10 rule. Similarly, in January 2012, Senator Richard Durbin introduced the Protecting Our Students and Taxpayers Act, which proposed to have a proprietary institution lose eligibility to participate in Title IV programs if the institution derives more than 85% its revenues (calculated in accordance with applicable Department regulations) from federal funds (including Title IV programs, government tuition assistance for military personnel, including veterans, and other sources of federal funds) for one fiscal year. The bill would also make it harder for institutions to use institutional loans (i.e., loans the institutions make to students) to help satisfy the 90/10 rule. On November 6, 2013, Senators Richard Durbin and Tom Harkin re-introduced the Protecting Students and Taxpayers Act of 2013, which proposed to have a for-profit institution lose eligibility to participate in Title IV funds if the institution derives more than 85% of its revenues from federal funds, including Title IV programs, revenue from the GI Bill and Department of Defense Tuition Assistance funds. If one or more of these or similar bills were to be enacted and signed into law, it could be significantly more difficult for our institutions to satisfy the 90/10 rule (or, potentially, the new 85/15 rule).
Failure to satisfy the 90/10 rule could result in our institutions losing eligibility to participate in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
The failure of our institutions to demonstrate compliance with state laws may result in liability to, or remedial action against, our institutions, including recoupment by the Department of discharged student loan funds under the “defense to repayment” provisions of the Direct Loan Program regulations.
On June 8, 2015, the Department held a press conference and released a document entitled “Fact Sheet: Protecting Students from Abusive Career Colleges” in which the Department announced processes that will be established to assist students who may have been the victims of fraud in gaining relief under the “defense to repayment” provisions of the Direct Loan Program regulations. Rarely used in the past, the defense to repayment provisions allow a student to assert as a defense against repayment of federal direct loans any commission of fraud or other violation of applicable state law by the school related to such loans or the educational services paid for. The processes outlined by the Department on June 8 include (i) extending debt relief eligibility to groups of students where possible, (ii) providing loan forbearance and pausing payments while claims are being resolved, (iii) appointing a Special Master dedicated to borrower defense issues for students who believe they have a defense to repayment, (iv) establishing a streamlined process and (v) building a better system for debt relief for the future. The Department noted that building a better system for debt relief would involve developing new regulations to clarify and streamline loan forgiveness under the defense to repayment provisions, while maintaining or enhancing current consumer protection standards and strengthening provisions that hold schools accountable for actions that result in loan discharges. As part of its efforts to hold schools accountable, the Department could seek recoupment of any discharged federal Direct Loan funds from the school. The Department stated that they will continue to take aggressive action to ensure defrauded borrowers get the debt relief they are entitled to, step up oversight and enforcement to identify schools that present the greatest risk to students and taxpayers, and hold schools accountable for their actions.
On June 16, 2016, the Department published proposed regulations regarding borrower defense to repayment and related matters. The regulations establish a 45-day notice and comment period, and the Department plans to publish its final regulations by November 1, 2016 with an effective date of July 1, 2017. The Department proposes to amend the regulations governing the Direct Loan Program to, among other things, establish a new federal standard and process for determining whether a borrower has a defense to repayment of a student loan based on an act or omission of a school, and amend the Student Assistance General Provisions by revising the financial responsibility standards and adding disclosure requirements for schools.
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
The Department’s proposed regulations regarding borrower defense to repayment expand the circumstances in which students may assert a defense to repayment against an institution and also provide that certain conditions or events could trigger, automatically or in some cases at the Department’s discretion, a requirement that an institution post letters of credit or other security that could result in the imposition of significant restrictions on us and our ability to operate.
The current standard for determining whether a borrower has a defense to repayment on a student loan allows borrowers to assert a defense to repayment if a cause of action would have arisen under applicable state law. The proposed regulations would allow a borrower to assert a defense to repayment on the basis of a substantial misrepresentation, a breach of contract or a favorable nondefault contested judgment against a school for its act or omission relating to the making of the borrower’s loan or the provision of educational services for which the loan was provided. The new standard would apply to student loans made after the effective date of the proposed regulations. In addition, the financial responsibility standards contained in the proposed regulations would establish the conditions or events that trigger the requirement for an institution to provide the Department with financial protection in the form of a letter of credit or other security against potential institutional liabilities. Triggering conditions or events include, among others, certain state, federal or accrediting agency actions or investigations, including program reviews, and in the case of publicly traded companies, receipt of certain warnings from the SEC or the applicable stock exchange, disclosure in a report filed with the SEC of a judicial or administrative proceeding stemming from a complaint filed by a person or entity that is not part of a state or federal action, or the failure to timely file a required annual or quarterly report with the SEC.
If the proposed regulations regarding borrower defense to repayment are ultimately adopted by the Department, our institutions could face claims by students based on the expanded circumstances in which students may assert a defense to repayment of their student loans. The Department’s Office of Federal Student Aid is currently investigating representations made by Ashford University to potential and enrolled students, and has asked the Company and Ashford to assist in its assessment of Ashford’s compliance with the prohibition on substantial misrepresentations. In addition, our institutions are from time to time subject to certain actions or investigations by various state, federal or accrediting agencies, and as a public company, we would be subject to the additional triggering events outlined by the Department in the proposed regulations, and we may be required to post letters of credit or provide some other form of security to the Department, which could result in the imposition of significant restrictions on us and our ability to operate. Any assertion by our institutions’ students of defenses to repayment, including any resulting liability to, or remedial action against, our institutions, and any significant restrictions imposed on us or our ability to operate resulting from a requirement to post letters of credit or other security, could damage our reputation in the industry and have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
None.
Item 5.    Other Information.
On July 25, 2016, the Company received from Xerox Business Services, LLC (“Xerox”) a notice pursuant to the General Services Agreement, dated January 1, 2009, between Xerox (formerly Affiliated Computer Services, Inc.) and Ashford University (the “Xerox Agreement”) indicating that the Xerox Agreement will be terminated effective December 31, 2016. On April 22, 2016, the Company entered into a Master SAAS Agreement (the “Regent Agreement”) with Regent Education, Inc. (“Regent”), pursuant to which Regent will assist the Company in Title IV financial aid processing by means of access to Regent’s software platform. A copy of the Regent Agreement is attached to this report as Exhibit 10.3. The Company is working to ensure an efficient transition of Title IV financial aid processing services.

Item 6.    Exhibits.

Exhibit		Description
10.1	#	Form of Performance Cash Award Agreement (with Performance Component)
10.2	#	Form of Performance Cash Award Agreement (General)
10.3	†	Master SAAS Agreement, dated April 22, 2016, with Regent Education, Inc.
10.4	†	Campusnet Infrastructure as a Service (IaaS) Agreement, dated June 30, 2016, with Campus Management Corp.
10.5	†	CampusCare Maintenance and Support Renewal, dated June 30, 2016, with Campus Management Corp.
10.6	†	Addendum to CampusCare Support Agreement, date June 30, 2016, with Campus Management Corp.
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew S. Clark, President and Chief Executive Officer, and Kevin Royal, Chief Financial Officer.

99.1		Disclosure required pursuant to Section 13(r) of the Securities Exchange Act of 1934.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 2, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2016 and 2015; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015; (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2016 and 2015; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (vi) the Notes to Condensed Consolidated Financial Statements.

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

BRIDGEPOINT EDUCATION, INC.

August 2, 2016	/s/ KEVIN ROYAL
Kevin Royal Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)