Form 10-Q
period 2016-09-30
Bridgepoint Education Inc
filed 2016-11-08
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of November 1, 2016, was 46,336,313.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of September 30, 2016	As of December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$258,354	$282,145
Restricted cash	26,223	24,685
Investments	27,802	19,387
Accounts receivable, net	30,614	24,091
Student loans receivable, net	—	775
Prepaid expenses and other current assets	39,181	52,192
Total current assets	382,174	403,275
Property and equipment, net	16,021	21,742
Investments	44,984	47,770
Student loans receivable, net	—	7,394
Goodwill and intangibles, net	18,301	21,265
Other long-term assets	2,713	5,320
Total assets	$464,193	$506,766
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$69,185	$79,196
Deferred revenue and student deposits	75,696	88,756
Total current liabilities	144,881	167,952
Rent liability	14,098	20,118
Other long-term liabilities	13,575	15,046
Total liabilities	172,554	203,116
Commitments and contingencies (see Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both September 30, 2016, and December 31, 2015	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 63,883 issued and 46,326 outstanding at September 30, 2016; 63,407 issued and 45,850 outstanding at December 31, 2015	639	634
Additional paid-in capital	192,950	188,863
Retained earnings	435,070	451,321
Accumulated other comprehensive income (loss)	49	(99)
Treasury stock, 17,557 shares at cost at both September 30, 2016, and December 31, 2015	(337,069)	(337,069)
Total stockholders' equity	291,639	303,650
Total liabilities and stockholders' equity	$464,193	$506,766
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$136,583	$140,762	$407,555	$430,337
Costs and expenses:
Instructional costs and services	64,095	69,197	200,129	215,656
Admissions advisory and marketing	52,590	47,794	156,798	148,636
General and administrative	11,604	13,346	36,709	42,914
Legal settlement expense	16,752	—	32,918	—
Restructuring and impairment charges	365	44,904	2,766	59,322
Total costs and expenses	145,406	175,241	429,320	466,528
Operating loss	(8,823)	(34,479)	(21,765)	(36,191)
Other income, net	557	465	1,892	1,499
Loss before income taxes	(8,266)	(34,014)	(19,873)	(34,692)
Income tax expense (benefit)	1,211	28,732	(3,622)	29,075
Net loss	$(9,477)	$(62,746)	$(16,251)	$(63,767)
Loss per share:
Basic	$(0.20)	$(1.37)	$(0.35)	$(1.40)
Diluted	$(0.20)	$(1.37)	$(0.35)	$(1.40)
Weighted average number of common shares outstanding used in computing loss per share:
Basic	46,315	45,754	46,180	45,620
Diluted	46,315	45,754	46,180	45,620
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(9,477)	$(62,746)	$(16,251)	$(63,767)
Other comprehensive income, net of tax:
Unrealized (losses) gains on investments	(46)	(12)	148	123
Comprehensive loss	$(9,523)	$(62,758)	$(16,103)	$(63,644)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2014	62,957	$630	$180,720	$521,775	$(175)	$(337,069)	$365,881
Stock-based compensation	—	—	7,324	—	—	—	7,324
Exercise of stock options	166	1	259	—	—	—	260
Excess tax benefit of option exercises and restricted stock, net of tax shortfall	—	—	(770)	—	—	—	(770)
Stock issued under employee stock purchase plan	16	—	136	—	—	—	136
Stock issued under stock incentive plan, net of shares held for taxes	201	2	(1,294)	—	—	—	(1,292)
Net loss	—	—	—	(63,767)	—	—	(63,767)
Unrealized gains on investments, net of tax	—	—	—	—	123	—	123
Balance at September 30, 2015	63,340	$633	$186,375	$458,008	$(52)	$(337,069)	$307,895

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2015	63,407	$634	$188,863	$451,321	$(99)	$(337,069)	$303,650
Stock-based compensation	—	—	5,679	—	—	—	5,679
Exercise of stock options	185	2	140	—	—	—	142
Stock issued under employee stock purchase plan	16	1	111	—	—	—	112
Stock issued under stock incentive plan, net of shares held for taxes	275	2	(1,843)	—	—	—	(1,841)
Net loss	—	—	—	(16,251)	—	—	(16,251)
Unrealized gains on investments, net of tax	—	—	—	—	148	—	148
Balance at September 30, 2016	63,883	$639	$192,950	$435,070	$49	$(337,069)	$291,639
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(16,251)	$(63,767)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for bad debts	23,565	24,269
Depreciation and amortization	10,068	15,403
Amortization of premium/discount	38	364
Deferred income taxes	—	24,081
Stock-based compensation	5,679	7,324
Excess tax benefit of option exercises	—	(426)
Write-off or impairment of student loans receivable	7,542	1,207
Net (gain) loss on marketable securities	(103)	125
Loss on termination of leased space	—	13,540
Loss on disposal or impairment of fixed assets	809	38,855
Changes in operating assets and liabilities:
Restricted cash	4,066	7,712
Accounts receivable	(29,929)	(33,524)
Prepaid expenses and other current assets	(2,802)	5,537
Student loans receivable	876	831
Other long-term assets	2,607	266
Accounts payable and accrued liabilities	5,508	(2,883)
Deferred revenue and student deposits	(13,049)	(18,313)
Other liabilities	(7,490)	(3,960)
Net cash (used in) provided by operating activities	(8,866)	16,641
Cash flows from investing activities:
Capital expenditures	(1,562)	(2,324)
Purchases of investments	(20,237)	(20,242)
Non-operating restricted cash	(5,604)	(6,369)
Capitalized costs for intangible assets	(649)	(1,761)
Sales of investments	—	10,101
Maturities of investments	14,714	40,094
Net cash (used in) provided by investing activities	(13,338)	19,499
Cash flows from financing activities:
Proceeds from exercise of stock options	142	260
Excess tax benefit of option exercises	—	426
Proceeds from the issuance of stock under employee stock purchase plan	112	136
Tax withholdings on issuance of stock awards	(1,841)	(1,292)
Net cash used in financing activities	(1,587)	(470)
Net (decrease) increase in cash and cash equivalents	(23,791)	35,670
Cash and cash equivalents at beginning of period	282,145	207,003
Cash and cash equivalents at end of period	$258,354	$242,673

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$—	$70
Issuance of common stock for vested restricted stock units	$4,696	$3,154
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business
Bridgepoint Education, Inc. (together with its subsidiaries, the “Company”), incorporated in 1999, is a provider of postsecondary education services. Its wholly-owned subsidiaries, Ashford University® and University of the RockiesSM, are regionally accredited academic institutions. Ashford University offers associate’s, bachelor’s and master’s programs, and University of the Rockies offers master’s and doctoral programs.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This literature is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting guidance also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be adopted using one of two retrospective application methods. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

effective date of ASU 2014-09 by one year, to fiscal years beginning after December 15, 2017. The Company continues to evaluate which transition approach to use and the impacts the adoption of ASU 2014-09 and ASU 2015-14 will have on the Company’s consolidated financial statements.
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
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The update clarifies Topic 606 with respect to (i) the identification of performance obligations and (ii) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. Public companies should apply the amendments in this update for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company continues to evaluate the impact the adoption of ASU 2016-10 will have on the Company’s consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The update requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The update requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. The update is effective for SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application will be permitted for all organizations for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not believe the adoption of ASU 2016-13 will have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update is intended to improve financial reporting in regards to how certain transactions are classified in the statement of cash flows. This update requires that debt extinguishment costs be classified as cash outflows for financing activities and provides additional classification guidance for the statement of cash flows. The update also requires that the classification of cash receipts and payments that have aspects of more than one class of cash flows to be determined by applying specific guidance under generally accepted accounting principles. The update also requires that each separately identifiable source or use within the cash receipts and payments be classified on the basis of their nature in financing, investing or operating activities. The update is effective for SEC filers for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe the adoption of ASU 2016-15 will have a material impact on the Company’s consolidated financial statements.
3. Restructuring and Impairment Charges
The Company has implemented various restructuring plans to better align its resources with its business strategy. The related restructuring charges are recorded in the restructuring and impairment charges line item on the Company’s condensed consolidated statements of income (loss). For the three and nine months ended September 30, 2016, these charges were $365,000 and $2.8 million, respectively.
In July 2015, the Company committed to the implementation of a plan to close Ashford University’s residential campus in Clinton, Iowa (the “Clinton Campus”) during the second quarter of 2016. With the closure of the Clinton Campus, ground-based Ashford University students were provided opportunities to continue to pursue their degrees as reflected in their respective student transfer agreements. For the year ended December 31, 2015, the Company recorded restructuring charges relating to future cash expenditures for student transfer agreements of approximately $3.3 million. This estimate was based upon several assumptions that were subject to change, including assumptions related to the number of students who elected to continue to pursue their degrees through Ashford University’s online programs. For each of the three and nine months ended September 30, 2016, the Company reassessed this estimate and adjusted the related restructuring charges by an immaterial amount.
During the three months ended September 30, 2016, the Company did not recognize any amounts as restructuring charges relating to severance costs for wages and benefits. During the nine months ended September 30, 2016, the Company recognized $2.2 million as restructuring charges relating to severance costs for wages and benefits.
As part of its continued efforts to streamline operations, the Company vacated or consolidated properties in Denver and San Diego and reassessed its obligations on non-cancelable leases. During the three and nine months ended September 30, 2016, the Company recorded $479,000 and $667,000, respectively, as restructuring charges relating to lease exit and other costs.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the amounts recorded in the restructuring and impairment charges line item on the Company’s condensed consolidated statements of income (loss) for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Asset impairment	$—	$37,300	$—	$38,612
Student transfer agreement costs	(114)	4,275	(147)	4,275
Severance costs	—	2,120	2,246	2,895
Lease exit and other costs	479	1,209	667	13,540
Total restructuring and impairment charges	$365	$44,904	$2,766	$59,322
The following table summarizes the changes in the Company's restructuring liability by type during the nine months ended September 30, 2016 (in thousands):

	Student Transfer Agreement Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2015	$3,224	$1,744	$13,921	$18,889
Restructuring and impairment charges	(147)	2,246	667	2,766
Payments	(1,490)	(3,101)	(6,930)	(11,521)
Balance at September 30, 2016	$1,587	$889	$7,658	$10,134
The restructuring liability amounts are recorded within the (i) accounts payable and accrued liabilities account, (ii) rent liability account and (iii) other long-term liabilities account on the condensed consolidated balance sheets.
4. Investments
The following tables summarize the fair value information of short-term and long-term investments as of September 30, 2016 and December 31, 2015, respectively (in thousands):

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,653	$—	$—	$1,653
Corporate notes and bonds	—	26,149	—	26,149
U.S. government and agency securities	—	19,984	—	19,984
Certificates of deposit	—	25,000	—	25,000
Total	$1,653	$71,133	$—	$72,786

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,314	$—	$—	$1,314
Corporate notes and bonds	—	40,843	—	40,843
Certificates of deposit	—	25,000	—	25,000
Total	$1,314	$65,843	$—	$67,157
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
The following tables summarize the differences between amortized cost and fair value of short-term and long-term investments as of September 30, 2016 and December 31, 2015, respectively (in thousands):

	September 30, 2016
			Gross unrealized
	Maturities	Amortized Cost	Gain	Loss	Fair Value
Short-term
Corporate notes and bonds	1 year or less	26,144	6	(1)	26,149
Long-term
U.S. government and agency securities	3 years or less	20,000	—	(16)	19,984
Certificates of deposit	3 years or less	25,000	—	—	25,000
Total		$71,144	$6	$(17)	$71,133
The above table does not include $1.7 million of mutual funds for September 30, 2016, which are recorded as trading securities.

	December 31, 2015
			Gross unrealized
	Maturities	Amortized Cost	Gain	Loss	Fair Value
Short-term
Corporate notes and bonds	1 year or less	18,113	—	(40)	18,073
Long-term
Corporate notes and bonds	3 years or less	22,887	—	(117)	22,770
Certificates of deposit	3 years or less	25,000	—	—	25,000
Total		$66,000	$—	$(157)	$65,843
The above table does not include $1.3 million of mutual funds for December 31, 2015, which are recorded as trading securities.
The Company records changes in unrealized gains and losses on its investments during the period in the accumulated other comprehensive income line item on the Company’s condensed consolidated balance sheets. For the three months ended September 30, 2016 and 2015, the Company recorded net unrealized losses of $46,000 and $12,000, respectively, in accumulated other comprehensive income (loss). There was no tax effect on net unrealized losses for the three months ended September 30, 2016, and net unrealized losses for the three months ended September 30, 2015 was net of tax expense of $5,000. For the nine months ended September 30, 2016 and 2015, the Company recorded net unrealized gains of $148,000 and $123,000, respectively, in accumulated other comprehensive income (loss). There was no tax effect on net unrealized loss for the nine months ended September 30, 2016, and net unrealized gains for the nine months ended September 30, 2015 was net of tax expense of $66,000.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

There were no reclassifications out of accumulated other comprehensive income during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, the Company reclassified $61,000 out of accumulated other comprehensive income, which was realized as a net loss on marketable securities in the Company’s condensed consolidated statements of income (loss) within other income, net.
5. Accounts Receivable, Net
Accounts receivable, net, consist of the following (in thousands):

	As of September 30, 2016	As of December 31, 2015
Accounts receivable	$44,739	$34,205
Less allowance for doubtful accounts	(14,125)	(10,114)
Accounts receivable, net	$30,614	$24,091
As of September 30, 2016 and December 31, 2015, there was an immaterial amount of accounts receivable with a payment due date of greater than one year.
The following table presents the changes in the allowance for doubtful accounts for accounts receivable for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the nine months ended September 30, 2016	$(10,114)	$23,406	$(19,395)	$(14,125)
For the nine months ended September 30, 2015	$(27,567)	$24,249	$(25,281)	$(26,535)

(1)	Deductions represent accounts written off, net of recoveries.
6. Student Loans Receivable, Net
In accordance with the terms of the settlement reached between the Company and the Consumer Financial Protection Bureau in September 2016, all existing student loans receivable were written off during the third quarter of 2016. For additional information regarding the settlement, refer to Note 14, “Commitment and Contingencies”. Student loans receivable, net, consist of the following (in thousands):

Short-term:	As of September 30, 2016	As of December 31, 2015
Student loans receivable (non-tuition related)	$—	$310
Student loans receivable (tuition related)	—	555
Current student loans receivable	—	865
Less allowance for doubtful accounts	—	(90)
Student loans receivable, net	$—	$775

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Long-term:	As of September 30, 2016	As of December 31, 2015
Student loans receivable (non-tuition related)	$—	$3,314
Student loans receivable (tuition related)	—	4,943
Non-current student loans receivable	—	8,257
Less allowance for doubtful accounts	—	(863)
Student loans receivable, net	$—	$7,394
At December 31, 2015, student loans receivable is presented net of any related discount, and the balances approximated fair value. The Company estimates the fair value of the student loans receivable by discounting the future cash flows using an interest rate of 4.5%, which approximates the interest rates used in similar arrangements. The assumptions used in this estimate are considered unobservable inputs and are therefore categorized as Level 3 measurements under the accounting guidance.
There was no revenue recognized related to student loans during the nine months ended September 30, 2016 and the revenue recognized related to student loans was immaterial during the nine months ended September 30, 2015. The following table presents the changes in the allowance for doubtful accounts for student loans receivable (tuition related) for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful student loans receivable (tuition related):
For the nine months ended September 30, 2016	$(953)	$159	$(1,112)	$—
For the nine months ended September 30, 2015	$(1,495)	$20	$—	$(1,515)

(1)	Deductions represent accounts written off, net of recoveries.
7. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	As of September 30, 2016	As of December 31, 2015
Prepaid expenses	$6,312	$7,005
Prepaid licenses	5,109	5,221
Income tax receivable	23,999	20,169
Prepaid insurance	1,985	1,619
Interest receivable	215	299
Insurance recoverable	997	16,659
Other current assets	564	1,220
Total prepaid expenses and other current assets	$39,181	$52,192

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of September 30, 2016	As of December 31, 2015
Furniture and office equipment	$53,898	$63,354
Software	12,299	12,605
Leasehold improvements	11,050	11,136
Vehicles	22	22
Total property and equipment	77,269	87,117
Less accumulated depreciation	(61,248)	(65,375)
Total property and equipment, net	$16,021	$21,742
For the three months ended September 30, 2016 and 2015, depreciation expense was $2.0 million and $3.4 million, respectively. For the nine months ended September 30, 2016 and 2015, depreciation expense was $6.5 million and $11.1 million, respectively.
Goodwill and Intangibles, Net
Goodwill and intangibles, net, consists of the following (in thousands):

	September 30, 2016
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$20,972	$(16,642)	$4,330
Purchased intangible assets	15,850	(4,446)	11,404
Total definite-lived intangible assets	$36,822	$(21,088)	$15,734
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$18,301

	December 31, 2015
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$20,323	$(13,954)	$6,369
Purchased intangible assets	15,850	(3,521)	12,329
Total definite-lived intangible assets	$36,173	$(17,475)	$18,698
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$21,265
For the three months ended September 30, 2016 and 2015, amortization expense was $1.1 million and $1.4 million, respectively. For the nine months ended September 30, 2016 and September 30, 2015, amortization expense was $3.6 million and $4.3 million, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
Remainder of 2016	$1,084
2017	3,383
2018	2,320
2019	1,532
2020	1,248
Thereafter	6,167
Total future amortization expense	$15,734
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of the following (in thousands):

	As of September 30, 2016	As of December 31, 2015
Accounts payable	$3,850	$4,762
Accrued salaries and wages	6,010	10,476
Accrued bonus	4,406	4,295
Accrued vacation	9,567	9,628
Accrued litigation and fees	13,872	720
Accrued expenses	18,184	17,243
Rent liability	10,296	13,406
Accrued insurance liability	3,000	18,666
Total accounts payable and accrued liabilities	$69,185	$79,196
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consists of the following (in thousands):

	As of September 30, 2016	As of December 31, 2015
Deferred revenue	$28,264	$23,311
Student deposits	47,432	65,445
Total deferred revenue and student deposits	$75,696	$88,756

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Other Long-Term Liabilities
Other long-term liabilities consists of the following (in thousands):

	As of September 30, 2016	As of December 31, 2015
Uncertain tax positions	$7,989	$7,870
Legal settlements	—	178
Student transfer agreement costs	603	—
Other long-term liabilities	4,983	6,998
Total other long-term liabilities	$13,575	$15,046
8. Credit Facilities
The Company has issued letters of credit that are collateralized with cash in the aggregate amount of $6.7 million, which is included as restricted cash as of September 30, 2016.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. The Company has entered into a surety bond facility with an insurance company to provide such bonds when required. As of September 30, 2016, the Company’s total available surety bond facility was $12.0 million and the surety had issued bonds totaling $3.4 million on the Company’s behalf under such facility.
9. Lease Obligations
Operating Leases
The Company leases certain office facilities and office equipment under non-cancelable lease arrangements that expire at various dates through 2023, subject to certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $17.4 million and $33.0 million for the nine months ended September 30, 2016 and 2015, respectively.
The following table summarizes the future minimum rental payments under non-cancelable operating lease arrangements in effect at September 30, 2016 (in thousands):

Year Ended December 31,
Remainder of 2016	$9,652
2017	35,836
2018	31,065
2019	20,488
2020	9,150
Thereafter	6,882
Total minimum payments	$113,073
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
The following table sets forth the computation of basic and diluted loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(9,477)	$(62,746)	$(16,251)	$(63,767)
Denominator:
Weighted average number of common shares outstanding	46,315	45,754	46,180	45,620
Effect of dilutive options and stock units	—	—	—	—
Diluted weighted average number of common shares outstanding	46,315	45,754	46,180	45,620
Loss per share:
Basic	$(0.20)	$(1.37)	$(0.35)	$(1.40)
Diluted	$(0.20)	$(1.37)	$(0.35)	$(1.40)
As the Company reported a net loss during each of the periods presented, basic and diluted loss per share were the same. The following table sets forth the number of stock options, RSUs and PSUs, excluded from the computation of diluted loss per share for the periods indicated below because their effect was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	4,258	5,147	4,468	5,116
RSUs and PSUs	588	691	991	673
11. Stock-Based Compensation
The Company recorded $1.4 million and $1.7 million of stock-based compensation expense for the three months ended September 30, 2016 and 2015, respectively, and $5.7 million and $7.3 million of stock-based compensation expense for the nine months ended September 30, 2016 and 2015, respectively.
The related income tax benefit was $0.5 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively, and $2.1 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively.
During the nine months ended September 30, 2016, the Company granted 0.5 million RSUs at a grant date fair value of $10.18 and 0.5 million RSUs vested. During the nine months ended September 30, 2015, the Company granted 0.9 million RSUs at a grant date fair value of $9.40 and 0.3 million RSUs vested.
During the nine months ended September 30, 2016, the Company did not grant any performance-based or market-based PSUs and no performance-based or market-based PSUs vested. During the nine months ended September 30, 2015, the Company granted 0.5 million performance-based PSUs at a weighted average grant date fair value of $9.86 and no performance-based PSUs vested. During the nine months ended September 30, 2015, the Company granted 0.2 million market-based PSUs at a weighted average grant date fair value of $4.04 and no market-based PSUs vested.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During the nine months ended September 30, 2016, the Company granted 0.4 million stock options at a grant date fair value of $3.28 and 0.2 million stock options were exercised. During the nine months ended September 30, 2015, the Company granted 0.5 million stock options at a grant date fair value of $4.57 and 0.2 million stock options were exercised.
As of September 30, 2016, there was unrecognized compensation cost of $10.0 million related to unvested stock options, RSUs and PSUs.
12. Income Taxes
The Company recognizes deferred tax assets if realization of such assets is more likely than not. In order to make this determination, the Company evaluates a number of factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended September 30, 2016 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation certain subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more likely than not to be realized and that a full valuation allowance against its deferred tax assets should continue to be maintained as of September 30, 2016.
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
The Company’s current estimated annual effective income tax rate that has been applied to normal, recurring operations for the nine months ended September 30, 2016 was 59.4%. The Company’s actual effective income tax rate was 18.2% for the nine months ended September 30, 2016, which included $11.6 million of discrete tax benefits associated with a legal accrual and return to provision adjustments. The actual effective income tax rate for the nine months ended September 30, 2016 differed from the Company’s estimated annual effective income tax rate due to a legal accrual, return to provision adjustments and an additional interest accrual on unrecognized tax benefits for the nine months ended September 30, 2016.
At each of September 30, 2016 and December 31, 2015, the Company had $20.6 million of gross unrecognized tax benefits, of which $13.4 million would impact the effective income tax rate if recognized. The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in the income tax expense line item on the Company’s condensed consolidated statements of income (loss). Accrued interest and penalties related to uncertain tax positions was $2.3 million and $2.0 million as of September 30, 2016 and December 31, 2015, respectively.
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
Department of Education Program Review of Ashford University
In July 2014, the Company and Ashford University received notification from the Department that it intended to conduct a program review of Ashford University’s administration of federal student financial aid programs (“Title IV programs”) in which the university participates. The review commenced in August 2014, and covered federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”), the Drug-Free Schools and Communities Act and related regulations. Ashford University was provided with the Department’s initial program review report and responded to such initial report. Following consideration of the university’s response, the Department would issue a Final Program Review Determination (the “FPRD”).
On August 2, 2016, the Department issued the FPRD, which stated that Ashford University’s responses have resolved eight of the twelve findings from the Department’s initial report. Of the four findings that were not resolved by Ashford’s responses, the first three relate to (i) overawards in excess of financial need, (ii) lack of verifications of enrollment status before disbursement and (iii) disbursement of direct subsidized loan funds in excess of the aggregate maximum, respectively. With respect to these three findings, the Department found that Ashford’s revised policies and procedures, if implemented as drafted, are adequate, and the Department assessed monetary liabilities of approximately $138,000 against Ashford related to overpayments to students. With respect to the fourth unresolved finding, which relates to compliance with Drug and Alcohol Abuse Prevention Program requirements, the FPRD notes that this finding would not have been designated as a reportable condition if accurate and complete information to substantiate Ashford’s claims of compliance had been provided during the site visit. The FPRD states that in spite of this concern, the Department’s examination showed that the identified compliance issue was, for the most part, satisfactorily addressed by Ashford’s response and enhanced internal policies and procedures, and that the Department has accepted the university’s response and considers this finding to be closed for purposes of the program review.
On October 5, 2016, Ashford University received a letter from the Department indicating that, in reference to the documentation received from Ashford in response to instructions provided in the FPRD, all requirements have been addressed and the institution may now consider the program review closed, with no further action required.
Department of Education Off-site Program Review of Ashford University
On July 7, 2016, Ashford University was notified by the Department that an off-site program review had been scheduled to assess Ashford’s administration of the Title IV programs in which it participates. The program review commenced on July 25, 2016 and covered students identified in the 2009-2012 calendar year data previously provided by Ashford University to the Department in response to a request for information received from the Multi-Regional and Foreign School Participation Division of the Department’s Office of Federal Student Aid (the “FSA”) on December 10, 2015, but the program review may be expanded if appropriate.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Licensure by California BPPE
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. In connection with its transition to WSCUC accreditation, Ashford University designated its San Diego, California facilities as its main campus for Title IV purposes and submitted an Application for Approval to Operate an Accredited Institution to the State of California, Department of Consumer Affairs, Bureau for Private Postsecondary Education (the “BPPE”) on September 10, 2013.
In April 2014, the application was granted, and Ashford University was approved by the BPPE to operate in California until July 15, 2018. As a result, the university is subject to laws and regulations applicable to private, post-secondary educational institutions located in California, including reporting requirements related to graduation, employment and licensing data, certain changes of ownership and control, faculty and programs, and student refund policies. Ashford also remains subject to other state and federal student employment data reporting and disclosure requirements.
The BPPE is required to conduct compliance inspections for each of its approved institutions. On October 12, 2016, the BPPE conducted a compliance inspection of Ashford University. Ashford is working with the BPPE to resolve any issues identified in connection with the compliance inspection.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

GI Bill Benefits
On May 20, 2016, the Company received a letter from the Iowa Department of Education (the “Iowa DOE”) indicating that, as a result of the planned closure of the Clinton Campus, the Iowa State Approving Agency (the “ISAA”) would no longer continue to approve Ashford’s programs for GI Bill benefits after June 30, 2016, and recommending Ashford seek approval through the State Approving Agency of jurisdiction for any location that meets the definition of a “main campus” or “branch campus”. Ashford University began the process of applying for approval through the State Approving Agency in California (“CSAAVE”), and the Company subsequently disclosed that on June 20, 2016 it received a second letter from the Iowa DOE indicating that the Iowa DOE had issued a stay of the ISAA’s withdrawal of approval of Ashford’s programs for GI Bill benefits effective immediately until the earlier of (i) 90 days from June 20, 2016 or (ii) the date on which CSAAVE completed its review and issued a decision regarding the approval of Ashford in California. Ashford received communication from CSAAVE indicating that additional information and documentation would be required before Ashford’s application could be considered for CSAAVE approval. Ashford subsequently withdrew the CSAAVE application and continued working with the U.S. Department of Veterans Affairs, the Iowa DOE and the ISAA to obtain continued approval of Ashford’s programs for GI Bill benefits and to prevent any disruption of educational benefits to Ashford’s veteran students.
On September 15, 2016, in response to a Petition for Declaratory and Injunctive Relief filed by Ashford University, the Iowa District Court for Polk County entered a written order (the “Order”) staying the Iowa DOE’s announced intention to withdraw the approval of Ashford as a GI Bill eligible institution until the entry of a final and appealable order and judgment in the action. Pursuant to the Order, the ISAA will continue to approve Ashford’s programs for GI Bill benefits until such final and appealable order has been entered.
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
Compliance Audit by the Department’s Office of the Inspector General
In January 2011, Ashford University received a final audit report from the Department’s Office of Inspector General (the “OIG”) regarding the compliance audit commenced in May 2008 and covering the period July 1, 2006 through June 30, 2007. The audit covered Ashford University’s administration of Title IV program funds, including compliance with regulations governing institutional and student eligibility, awards and disbursements of Title IV program funds, verification of awards and returns of unearned funds during that period, and compensation of financial aid and recruiting personnel during the period May 10, 2005 through June 30, 2009.
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
Iowa Attorney General Civil Investigation of Ashford University
In February 2011, Ashford University received from the Attorney General of the State of Iowa (the “Iowa Attorney General”) a Civil Investigative Demand and Notice of Intent to Proceed (the “Iowa CID”) relating to the Iowa Attorney General’s investigation of whether certain of the university’s business practices comply with Iowa consumer laws. Pursuant to the Iowa CID, the Iowa Attorney General requested documents and detailed information for the time period January 1, 2008 to present. On numerous occasions, representatives from the Company and Ashford University met with the Iowa Attorney General to discuss the status of the investigation and the Iowa Attorney General’s allegations against the Company that had been communicated to the Company in June 2013. As a result of these meetings, on May 15, 2014, the Iowa Attorney General, the Company and Ashford University entered into an Assurance of Voluntary Compliance (the “AVC”) in full resolution of the Iowa CID and the Iowa Attorney General’s allegations. The AVC, in which the Company and Ashford University do not admit any liability, contains several components including injunctive relief, nonmonetary remedies and a payment to the Iowa Attorney General to be used for restitution to Iowa consumers, costs and fees. The AVC also provides for the appointment of a settlement administrator for a period of three years to review the Company’s and Ashford University’s compliance with the terms of the AVC. The Company had originally accrued $9.0 million in 2013 related to this matter, which represented its best estimate of the total restitution, cost of non-monetary remedies and future legal costs. An immaterial accrual remained to be paid as of September 30, 2016.
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
Representatives from the Company met with representatives from the CA Attorney General’s office on several occasions to discuss the status of the investigation, additional information requests, and specific concerns related to possible unfair

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

business practices in connection with the Company’s recruitment of students and debt collection practices. The parties continue to discuss a potential resolution involving injunctive relief, other non-monetary remedies and a payment to the CA Attorney General. The Company currently estimates that a reasonable range of loss for this matter is between $8.0 million and $20.0 million. The Company has recorded an expense of $8.0 million related to this matter, which represents its current best estimate of the cost of resolution of this matter.
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
On May 18, 2016, the Company received a second subpoena from the SEC seeking additional information from the Company, including information with respect to the accrual disclosed by the Company in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 with respect to the potential joint resolution of investigations by the CA Attorney General and the CFPB (the “CAAG/CFPB Investigations”), the Company’s scholarship and institutional loan programs and any other extensions of credit made by the Company to students, and student enrollment and retention at the Company’s academic institutions. Pursuant to the subpoena, the SEC has requested from the Company documents and detailed information for, in the case of the CAAG/CFPB Investigations, the periods at issue in such investigations, in the case of the Company’s scholarship and institutional loan programs and related matters, the period from January 1, 2011 to the present, and for all other matters, the period from January 1, 2014 to the present.
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
All of the parties met again in the spring of 2016 to discuss the status of the investigations and explore a potential joint resolution involving injunctive relief, other non-monetary remedies and a payment to the CA Attorney General and the CFPB. As of the end of the second quarter of 2016, the Company had recorded an expense of $16.2 million related to the joint matter, which represented its best estimate of the cost of a joint resolution of the matter at that time.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On September 7, 2016, the Company consented to the issuance of a Consent Order (the “Consent Order”) by the CFPB in full resolution of the CFPB’s allegations stemming from the Civil Investigative Demands. The Consent Order includes payment by the Company of $8.0 million in penalties to the CFPB and approximately $5.0 million to be used for restitution to students who incurred debt from student loans made by the Company’s institutions, and forgiveness by the Company of approximately $18.6 million of outstanding institutional loan debt. The Consent Order also outlines certain compliance actions the Company must undertake, including that the Company must require certain students to utilize the CFPB’s Electronic Financial Impact Platform before enrolling in one of the Company’s institutions, the Company must implement a compliance plan designed to ensure its institutional loan program complies with the terms of the Consent Order, and the Company must submit reports describing its compliance with the Consent Order to the CFPB at designated times and upon request by the CFPB. The institutional loans programs were discontinued by the Company’s institutions before the CFPB investigation began. As of September 30, 2016, the Company had a remaining accrual of approximately $5.5 million related to this matter.
Department of Justice Civil Investigative Demand
On July 7, 2016, the Company received from the U.S. Department of Justice (the “DOJ”) a Civil Investigative Demand (the “DOJ CID”) related to the DOJ's investigation concerning allegations that the Company may have misstated Title IV refund revenue or overstated revenue associated with private secondary loan programs and thereby misrepresented its compliance with the 90/10 rule of the Higher Education Act. Pursuant to the DOJ CID, the DOJ has requested from the Company documents and information for fiscal years 2011-2014. The Company is cooperating with the DOJ and cannot predict the eventual scope, duration or outcome of the investigation at this time. As a result, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
On September 18, 2015, the plaintiff filed a substantially similar amended complaint that asserts a putative class period stemming from March 12, 2013 to May 30, 2014. The amended complaint also names Patrick Hackett, Adarsh Sarma, Warburg Pincus & Co., Warburg Pincus LLC, Warburg Pincus Partners LLC, and Warburg Pincus Private Equity VIII, L.P. as additional defendants. On November 24, 2015, all defendants filed motions to dismiss. On July 25, 2016, the Court granted the motions to dismiss and granted plaintiff leave to file an amended complaint within 30 days. Plaintiffs subsequently filed a second amended complaint and the Company filed a second motion to dismiss on October 24, 2016, which is currently pending with the Court. The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. Based on information available to the Company at present, it cannot reasonably estimate a range of loss for this action. Accordingly, the Company has not accrued any liability associated with this action.
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
On October 11, 2012, the Adolph-Laroche action was consolidated with the Martinez action and the case is now captioned In re Bridgepoint, Inc. Shareholder Derivative Action. A consolidated complaint was filed on December 18, 2012 and the defendants filed a motion to stay the case while the underlying securities class action is pending. The motion was granted by the Court on April 11, 2013. A status conference was held on October 10, 2013, during which the Court ordered the stay continued for the duration of discovery in the underlying securities class action, but permitted the plaintiff to receive copies of any discovery responses served in the underlying securities class action. The stay was lifted following the settlement of the underlying securities class action and all defendants filed demurrers on October 3, 2016, which are currently pending with the Court.
Cannon v. Clark, et al.
On November 1, 2013, a shareholder derivative complaint was filed in the U.S. District Court for the Southern District of California by James Cannon. In the complaint, the plaintiff asserts a derivative claim on the Company’s behalf against certain of its current officers and directors. The complaint is captioned Cannon v. Clark, et al. and is substantially similar to the previously filed California State Court derivative action now captioned In re Bridgepoint, Inc. Shareholder Derivative Action. In the complaint, plaintiff generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. The lawsuit seeks unspecified monetary relief and disgorgement on behalf of the Company, as well as other equitable relief and attorneys’ fees. Pursuant to a stipulation among

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the parties, on January 6, 2014, the Court ordered the case stayed during discovery in the underlying securities class action, but permitted the plaintiff to receive copies of any discovery responses served in the underlying securities class action. In September 2016, Plaintiff filed a request to voluntarily dismiss the case, which is currently pending with the Court.
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
Nieder v. Ashford University, LLC
On October 4, 2016, Dustin Nieder filed a purported class action against Ashford University in the Superior Court of the State of California in San Diego. The complaint is captioned Dustin Nieder v. Ashford University, LLC and generally alleges various wage and hour claims under California law for failure to pay overtime, failure to pay minimum wages and failure to provide rest and meal breaks. The lawsuit seeks back pay, the cost of benefits, penalties and interest on behalf of the putative class members, as well as other equitable relief and attorneys' fees. The Company has not yet responded to the complaint and intends to vigorously defend against it. The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. Based on information available to the Company at present, it cannot reasonably estimate a range of loss for this action. Accordingly, the Company has not accrued any liability associated with this action.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussions and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report. For additional information regarding our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2016 , as well as our consolidated financial statements and related notes thereto included in Part II, Item 8 of the Form 10-K.
Unless the context indicates otherwise, in this report the terms “Bridgepoint,” “the Company,” “we,” “us” and “our” refer to Bridgepoint Education, Inc., a Delaware corporation, and its wholly owned and indirect subsidiaries.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements may include, among others, statements regarding future events, future financial and operating results, strategies, expectations, the competitive environment, regulation and the availability of financial resources, including, without limitation, statements regarding:

•
our ability to successfully remediate the control deficiencies that gave rise to the material weaknesses in our internal control over financial reporting discussed in Part I, Item 4, “Controls and Procedures”;

•
Ashford University’s ability to continue to operate an accredited institution subject to the requirements of the State of California, Department of Consumer Affairs, Bureau for Private Postsecondary Education;

•
our ability to comply with the extensive and continually evolving regulatory framework applicable to us and our institutions, including Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”), and its implementing regulations, the gainful employment rules and regulations, the recently issued “defense to repayment” regulations, state laws and regulatory requirements, and accrediting agency requirements;

•	projections, predictions and expectations regarding financial position, results of operations, liquidity and enrollment trends at our institutions;

•	expectations regarding the effect of the closure of Ashford University’s residential campus in Clinton, Iowa (the “Clinton Campus”);

•
our ability to obtain continued approval of Ashford’s programs for GI Bill benefits through the Iowa State Approving Agency (the “ISAA”) and to prevent any disruption of educational benefits to Ashford’s veteran students;

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
Overview
We are a provider of postsecondary education services through our regionally accredited academic institutions, Ashford University® and University of the RockiesSM. Ashford University offers associate’s, bachelor’s and master’s programs, and University of the Rockies offers master’s and doctoral programs. As of September 30, 2016, our academic institutions offered approximately 1,170 courses and over 75 degree programs. We are also focused on providing innovative new technologies to improve the way students learn, such as Constellation®, our proprietary learning platform, and the mobile learning applications offered by our institutions.
Key operating data
In evaluating our operating performance, our management focuses in large part on our revenue and operating income (loss) and period-end enrollment at our academic institutions. The following table, which should be read in conjunction with our condensed consolidated financial statements included in Part I, Item I of this report, presents our key operating data for the three and nine months ended September 30, 2016 and 2015 (in thousands, except for enrollment data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated Statement of Income (Loss) Data:
Revenue	$136,583	$140,762	$407,555	$430,337
Operating loss	$(8,823)	$(34,479)	$(21,765)	$(36,191)

Consolidated Other Data:
Period-end enrollment (1)
Online	47,733	49,449	47,733	49,449
Campus	98	533	98	533
Total	47,831	49,982	47,831	49,982

(1)
We define period-end enrollment as the number of active students on the last day of the financial reporting period. A student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided notice of withdrawal.

Key enrollment trends
Enrollment at our academic institutions decreased 4.3% to 47,831 students at September 30, 2016 as compared to 49,982 students at September 30, 2015. Enrollment decreased by 2.7% since the end of the preceding fiscal year, from 49,159 students at December 31, 2015 to 47,831 students at September 30, 2016.
We believe the decline in enrollment over the past few years is partially attributable to a general weakening in the overall industry due to increased regulatory scrutiny, and has also been caused by the initiatives our institutions have put in place to help raise academic quality and improve student outcomes. In addition, we believe that total enrollment has also been impacted by recent changes in our marketing channels.
Trends and uncertainties regarding revenue and continuing operations
We continue to focus our efforts on stabilizing and restarting enrollment growth. We have launched new program offerings in 2016 and plan to launch additional new program offerings in 2017 to help achieve the goal of stabilizing and restarting enrollment growth. One area in which we continue to experience positive enrollment trends is within our Leadership Development Grant program. This corporate partnership program provides companies with the opportunity to allow their employees to pursue and complete a college degree without incurring any student debt. While this program remains relatively small compared to our total enrollment, it continues to expand.
In connection with its reapplication for accreditation from WASC Senior College and University Commission (“WSCUC”) in 2012, Ashford University made many changes to its operations and business initiatives. These changes included hiring new leadership, implementing smaller class sizes, expanding minimum age-levels for students, implementing the Ashford Promise (an initiative that allows online students to receive a full refund for all tuition and fees if they discontinue their enrollment by the end of the third week of their first class), hiring additional full-time faculty and implementing new program review models. Many of these changes have resulted in higher expense to the organization, primarily in the areas of instructional costs and services, and have contributed to the decline in new enrollment and the resulting decline in revenue.
Restructuring and impairment charges
In July 2015, we committed to the implementation of a plan to close the Clinton Campus during the second quarter of 2016. With the closure of the Clinton Campus, ground-based Ashford University students were provided opportunities to continue to pursue their degrees as reflected in their respective student transfer agreements. We have also implemented various other restructuring plans to better align our resources with our business strategy. The related restructuring charges have primarily been comprised of (i) charges related to the write off of certain fixed assets and assets abandoned, (ii) student transfer agreement costs, (iii) severance costs related to headcount reductions and (iv) estimated lease losses related to facilities vacated or consolidated. These charges have been recorded in the restructuring and impairment charges line item on our condensed consolidated statements of income (loss).
For information regarding the restructuring and impairment charges recorded in the three and nine months ended September 30, 2016, refer to Note 3, “Restructuring and Impairment Charges” to our condensed consolidated financial statements included in Part I, Item 1 of this report.
Valuation allowance
The Company recognizes deferred tax assets if realization of such assets is more likely than not. In order to make this determination, the Company evaluates factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended September 30, 2016 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation other subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more likely than not to be realized and that a full valuation allowance against its deferred tax assets should continue to be maintained as of September 30, 2016.
Liquidity and capital resources and anticipated capital expenditures
We finance our operating activities and capital expenditures primarily through cash on hand and cash provided by operating activities. At September 30, 2016, we had cash, cash equivalents, restricted cash and investments totaling $357.4 million and no long-term debt. For the year ending December 31, 2016, we expect capital expenditures to be approximately $3.5 million. Based on our current level of operations, we believe that our cash flows from operating activities and our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. However, changes could occur that would consume our available capital resources before that time. Our capital requirements depend on numerous factors, including our ability to continue to generate revenue. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all.

Recent Regulatory Developments
Negotiated Rulemaking and Other Executive Action
In April 2016, the U.S. Department of Education (the “Department”) drafted a set of standards clarifying the information accreditors must submit, including the format in which information should be submitted, when notifying federal officials about actions taken against schools they accredit. The Department accepted public comments on the proposed standards through June 6, 2016, and plans to publish a final rule to be effective in July 2017.
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
On July 22, 2016, the Department issued proposed regulations to ensure that institutions offering distance education are legally authorized and monitored by states, as required by the Higher Education Act. The proposed regulations clarify state authorization requirements for institutions to participate in the Department’s Title IV programs by, among other things, (i) requiring institutions offering distance education or correspondence courses to be authorized by each state in which they enroll students, if such authorization is required by the state, (ii) requiring institutions to document the state process for resolving student complaints regarding distance education programs and (iii) requiring public and individualized disclosures to enrolled and prospective students in distance education programs, including disclosures regarding adverse actions taken against the institution, the institution’s refund policies and whether each of the institution’s programs meet applicable state licensure or certification requirements. The proposed regulations recognize authorization through participation in a state authorization reciprocity agreement, as long as the agreement does not prevent a state from enforcing its own consumer laws. The proposed regulations were published in the Federal Register on July 25, 2016, and the public comment period ended on August 24, 2016. The Department expects to publish a final regulation before the end of 2016.
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
On October 20, 2016, we received draft debt-to-earnings rates and certain underlying data from the Department for the first gainful employment measurement year. Based on the draft rates, none of our programs were determined to fail, two of our current programs were determined to be in the zone and one additional program that was discontinued prior to the issuance of the gainful employment regulations was determined to be in the zone. These results are significant given the framework discussed above, as a program would be disqualified from participation in Title IV programs only if it were to fail for two out of three consecutive years, or either fail or be in the zone for three out of four consecutive years. We continue to review the information provided by the Department to understand the potential impact of the gainful employment regulations on our programs, and we will continue to evaluate options related to new programs or adjustments to current programs that could help mitigate the potential adverse consequences of the regulations. An institutions has 45 days from receipt to appeal the draft metrics. In addition, the gainful employment regulations contemplate a transition period in the first several years to afford institutions the opportunity to make changes to their programs and retain Title IV eligibility. The Department has indicated that the final rates will be made public in January 2017.
Defense to Repayment
On June 8, 2015, the Department released a document entitled “Fact Sheet: Protecting Students from Abusive Career Colleges” in which the Department announced processes that will be established to assist students who may have been the victims of fraud in gaining relief under the “defense to repayment” provisions of the William D. Ford Federal Direct Loan Program (the “Direct Loan Program”) regulations. Rarely used in the past, the defense to repayment provisions currently in effect allow a student to assert as a defense against repayment of federal direct loans any commission of fraud or other violation of applicable state law by the school related to such loans or the educational services for which the loans were provided. The Department stated that they will continue to take aggressive action to ensure defrauded borrowers get the debt relief they are entitled to, step up oversight and enforcement to identify schools that present the greatest risk to students and taxpayers, and hold schools accountable for their actions.
On June 16, 2016, the Department published proposed regulations regarding borrower defense to repayment and related matters, and on October 28, 2016, the Department published its final regulations with an effective date of July 1, 2017. The new regulations allow a borrower to assert a defense to repayment on the basis of a substantial misrepresentation, any other misrepresentation in cases where certain other factors are present, a breach of contract or a favorable nondefault contested judgment against a school for its act or omission relating to the making of the borrower’s loan or the provision of educational services for which the loan was provided. In addition, the financial responsibility standards contained in the new regulations establish the conditions or events that trigger the requirement for an institution to provide the Department with financial protection in the form of a letter of credit or other security against potential institutional liabilities. Triggering conditions or events include, among others, certain state, federal or accrediting agency actions or investigations, and in the case of publicly traded companies, receipt of certain warnings from the SEC or the applicable stock exchange, or the failure to timely file a required annual or quarterly report with the SEC. The new regulations also prohibit schools from requiring that students agree to settle future disputes through arbitration.
Cohort Default Rate
For each federal fiscal year, the Department calculates a rate of student defaults over a three-year measuring period for each educational institution, which is known as a “cohort default rate.” An institution may lose its eligibility to participate in the Direct Loan Program and the Federal Pell Grant Program if, for each of the three most recent federal fiscal years, 30% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year.

The most recent official three-year cohort default rates for Ashford University for the 2013, 2012 and 2011 federal fiscal years were 14.5%, 15.3% and 15.3%, respectively. The most recent official three-year cohort default rates for University of the Rockies for the 2013, 2012 and 2011 federal fiscal years were 3.8%, 4.3% and 6.6% respectively.
For additional information regarding the regulatory environment and related risks, see Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors” of the Form 10-K, as well as the risks described in this report in Part II, Item 1A, “Risk Factors.”
Seasonality
Our operations are generally subject to seasonal trends. While we enroll students throughout the year, our fourth quarter revenue generally is lower than other quarters due to the holiday break in December. We generally experience a seasonal increase in new enrollments in August and September of each year when most other colleges and universities begin their fall semesters.
Critical Accounting Policies and Use of Estimates
The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of the Form 10-K. There were no material changes to these critical accounting policies and estimates during the nine months ended September 30, 2016.
The Iran Threat Reduction and Syria Human Rights Act of 2012
During the three months ended September 30, 2016, Santander Asset Management Investment Holdings Limited (“SAMIH”) engaged in certain activities that are subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. These activities are disclosed in Exhibit 99.1 to this report. Affiliates of Warburg Pincus, LLC (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of and have the right to designate members of the board of directors of SAMIH. We will be required to separately file with the SEC, concurrently with this report, a notice that such activities have been disclosed in this report, which notice must also contain the information required by Section 13(r) of the Exchange Act.
Results of Operations
The following table sets forth our condensed consolidated statements of income (loss) data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	46.9	49.2	49.0	50.1
Admissions advisory and marketing	38.5	34.0	38.5	34.5
General and administrative	8.5	9.5	9.0	10.0
Legal settlement expense	12.3	—	8.1	—
Restructuring and impairment charges	0.3	31.9	0.7	13.8
Total costs and expenses	106.5	124.6	105.3	108.4
Operating loss	(6.5)	(24.6)	(5.3)	(8.4)
Other income, net	0.4	0.3	0.5	0.3
Loss before income taxes	(6.1)	(24.3)	(4.8)	(8.1)
Income tax expense (benefit)	0.9	20.4	(0.9)	6.8
Net loss	(6.9)%	(44.7)%	(4.1)%	(14.9)%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Revenue.  Our revenue for the three months ended September 30, 2016 was $136.6 million, representing a decrease of $4.2 million, or 3.0%, as compared to revenue of $140.8 million for the three months ended September 30, 2015. The decrease between periods was primarily due to the 4.3% decrease in ending student enrollment at our academic institutions, from 49,982 students at September 30, 2015 to 47,831 students at September 30, 2016. The average weekly enrollment during the three months ended September 30, 2016 decreased to 47,657 students from 49,835 students during the three months ended September 30, 2015, or by 4.4%. This resulted in a decrease in tuition revenue of approximately $3.7 million, which is net of a $4.4 million increase in tuition revenue as a result of a tuition increase of approximately 3.0% effective April 1, 2016.
Instructional costs and services.  Our instructional costs and services for the three months ended September 30, 2016 were $64.1 million, representing a decrease of $5.1 million, or 7.4%, as compared to instructional costs and services of $69.2 million for the three months ended September 30, 2015. Specific decreases between periods primarily include bad debt of $1.3 million, facilities costs of $0.9 million, instructor fees of $0.8 million, information technology costs of $0.7 million and license fees of $0.6 million. Instructional costs and services decreased as a percentage of revenue to 46.9% for the three months ended September 30, 2016, as compared to 49.2% for the three months ended September 30, 2015. The decrease of 2.3% as a percentage of revenue primarily included decreases in bad debt expense of 0.8%, facilities costs of 0.5%, information technology costs of 0.4% and instructor fees of 0.4%. As a percentage of revenue, bad debt expense was 5.6% for the three months ended September 30, 2016, compared to 6.3% for three months ended September 30, 2015. We continue to focus on enhancing our processes and procedures around bad debt and accounts receivable, including improvements and efficiencies in financial aid processing in order to reduce the processing timeline, improved collection efforts on accounts receivable, and improved counseling to students about the financial aid process and related eligibility and amounts due from the student.
Admissions advisory and marketing.  Our admissions advisory and marketing expenses for the three months ended September 30, 2016 were $52.6 million, representing an increase of $4.8 million, or 10.0%, as compared to admissions advisory and marketing expenses of $47.8 million for the three months ended September 30, 2015. Specific factors contributing to the overall increase between periods were increases in advertising costs of $5.1 million and consulting fees of $0.2 million, partially offset by a decrease in facilities costs of $0.4 million. As a percentage of revenue, our admissions advisory and marketing expenses increased to 38.5% for the three months ended September 30, 2016, as compared to 34.0% for the three months ended September 30, 2015. The increase of 4.5% as a percentage of revenue was primarily due to increases in advertising costs of 4.1% and selling compensation of 0.6%, partially offset by a decrease in facilities costs of 0.2%.
General and administrative.  Our general and administrative expenses for the three months ended September 30, 2016 were $11.6 million, representing a decrease of $1.7 million, or 13.1%, as compared to general and administrative expenses of $13.3 million for the three months ended September 30, 2015. The decrease between periods was primarily due to decreases in information technology costs of $0.9 million, other administrative costs of $0.7 million and facilities costs of $0.6 million, partially offset by an increase in professional fees of $0.6 million. Our general and administrative expenses decreased as a percentage of revenue to 8.5% for the three months ended September 30, 2016, as compared to 9.5% for the three months ended September 30, 2015. The decrease of 1.0% as a percentage of revenue was primarily due to decreases in other administrative costs of 0.5% and facilities costs of 0.4%.
Legal settlement expense. For the three months ended September 30, 2016, we recorded an expense of $16.8 million for the cost of resolution of the previously disclosed civil investigative demands from the Consumer Financial Protection Bureau as well as the estimate of additional amounts to resolve the previously disclosed investigative subpoenas from the Attorney General of the State of California. There were no such charges for the three months ended September 30, 2015.
Restructuring and impairment charges.  Our restructuring and impairment charges for the three months ended September 30, 2016 were $0.4 million, comprised primarily of lease exit and other costs. For the three months ended September 30, 2015, restructuring and impairment charges were $44.9 million, comprised of $37.3 million for asset write offs, $4.3 million of student transfer agreement costs, $2.1 million relating to severance costs for wages and benefits resulting from a reduction in force and $1.2 million of lease exit costs.
Other income, net.  Our other income, net, was $0.6 million for the three months ended September 30, 2016 and $0.5 million for the three months ended September 30, 2015, representing an increase of $0.1 million. The increase between periods was primarily due to increased interest income on average cash balances.

Income tax expense.  We recognized income tax expense of $1.2 million for the three months ended September 30, 2016 and income tax expense of $28.7 million for the three months ended September 30, 2015, at effective tax rates of (14.7)% and (84.5)%, respectively. The Company’s actual effective income tax rate for the three months ended September 30, 2016 included $5.5 million of discrete tax benefits associated with a legal accrual and return to provision adjustments.
Net loss.  Our net loss was $9.5 million for the three months ended September 30, 2016 compared to net loss of $62.7 million for the three months ended September 30, 2015, a $53.2 million decrease in net loss as a result of the factors discussed above.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Revenue.    Our revenue for the nine months ended September 30, 2016 was $407.6 million, representing a decrease of $22.7 million, or 5.3%, as compared to revenue of $430.3 million for the nine months ended September 30, 2015. The decrease between periods was primarily due to the 4.3% decrease in ending student enrollment at our academic institutions, from 49,982 students at September 30, 2015 to 47,831 students at September 30, 2016. The average weekly enrollment during the nine months ended September 30, 2016 decreased to 49,204 students from 53,030 students during the nine months ended September 30, 2015, or by 7.2%. This resulted in a decrease in tuition revenue of approximately $22.1 million, which is net of an $11.3 million increase in tuition revenue as a result of tuition increases. The decrease in revenue between periods was also due to a decrease in net revenue generated from course digital materials of approximately $0.5 million.
Instructional costs and services.    Our instructional costs and services for the nine months ended September 30, 2016 were $200.1 million, representing a decrease of $15.6 million, or 7.2%, as compared to instructional costs and services of $215.7 million for the nine months ended September 30, 2015. Specific decreases between periods include facilities costs of $4.3 million, information technology costs of $3.5 million, direct compensation costs of $3.4 million, instructor fees of $1.1 million, loan receivable impairment of $1.0 million and bad debt expense of $0.7 million, partially offset by an increase in support services of $0.4 million. Instructional costs and services decreased as a percentage of revenue to 49.0% for the nine months ended September 30, 2016, as compared to 50.1% for the nine months ended September 30, 2015. The decrease of 1.1% as a percentage of revenue primarily included decreases in facilities costs of 0.8% and information technology costs of 0.6%, partially offset by an increase in support services of 0.5%. As a percentage of revenue, bad debt expense was 5.8% for the nine months ended September 30, 2016, compared to 5.6% for the nine months ended September 30, 2015. We continue to focus on enhancing our processes and procedures around bad debt and accounts receivable, including improvements and efficiencies in financial aid processing in order to reduce the processing timeline, improved collection efforts on accounts receivable, and improved counseling to students about the financial aid process and related eligibility and amounts due from the student.
Admissions advisory and marketing.    Our admissions advisory and marketing expenses for the nine months ended September 30, 2016 were $156.8 million, representing an increase of $8.2 million, or 5.5%, as compared to admissions advisory and marketing expenses of $148.6 million for the nine months ended September 30, 2015. Specific factors contributing to the overall increase between periods were increases in advertising costs of $12.3 million and selling compensation of $0.9 million, partially offset by decreases in facilities costs of $2.2 million, support services of $1.5 million and consulting fees of $0.8 million. As a percentage of revenue, our admissions advisory and marketing expenses increased to 38.5% for the nine months ended September 30, 2016 as compared to 34.5% for the nine months ended September 30, 2015. The increase of 4.0% as a percentage of revenue was primarily due to increases in advertising costs of 3.7% and selling compensation of 1.2%, partially offset by decreases in support services of 0.5% and facilities costs of 0.3%.
General and administrative.    Our general and administrative expenses for the nine months ended September 30, 2016 were $36.7 million, representing a decrease of $6.2 million, or 14.5%, as compared to general and administrative expenses of $42.9 million for the nine months ended September 30, 2015. The decrease between periods was primarily due to decreases in other administrative costs of $4.3 million, facilities of $1.6 million and administrative compensation of $1.5 million, partially offset by an increase in support services of $1.2 million. Our general and administrative expenses decreased as a percentage of revenue to 9.0% for the nine months ended September 30, 2016, compared to 10.0% for the nine months ended September 30, 2015. The decrease of 1.0% as a percentage of revenue primarily included a decrease in other administrative costs of 0.9%.
Legal settlement expense. For the nine months ended September 30, 2016, we recorded an expense of $32.9 million for the cost of resolution of the previously disclosed civil investigative demands from the Consumer Financial Protection Bureau as well as the estimate of amounts to resolve the previously disclosed investigative subpoenas from the Attorney General of the State of California. There were no such charges for the nine months ended September 30, 2015.

Restructuring and impairment charges.  Our restructuring and impairment charges for the nine months ended September 30, 2016 were $2.8 million, comprised primarily of $2.2 million of severance charges and $0.5 million of lease exit and other costs. Our restructuring and impairment charges for the nine months ended September 30, 2015 were $59.3 million, comprised of $38.6 million for asset write offs, $13.5 million of lease exit costs, $4.3 million of student transfer agreement costs and $2.9 million relating to severance costs for wages and benefits resulting from a reduction in force.
Other income, net.    Our other income, net, was $1.9 million for the nine months ended September 30, 2016, as compared to $1.5 million for the nine months ended September 30, 2015, representing an increase of $0.4 million. The increase between periods was primarily due to increased interest income on average cash balances.
Income tax expense (benefit).    We recognized an income tax benefit of $3.6 million for the nine months ended September 30, 2016 and income tax expense of $29.1 million for the nine months ended September 30, 2015, at effective tax rates of 18.2% and (83.8)%, respectively. The Company’s actual effective income tax rate for the nine months ended September 30, 2016 included $11.6 million of discrete tax benefits associated with a legal accrual and return to provision adjustments.
Net loss.    Our net loss was $16.3 million for the nine months ended September 30, 2016 compared to net loss of $63.8 million for the nine months ended September 30, 2015, a $47.5 million decrease in net loss as a result of the factors discussed above.
Liquidity and Capital Resources
We finance our operating activities and capital expenditures primarily through cash on hand and cash provided by operating activities. Our cash and cash equivalents were $258.4 million at September 30, 2016, and $282.1 million at December 31, 2015. At September 30, 2016 and December 31, 2015, we had restricted cash of $26.2 million and $24.7 million, respectively, and investments of $72.8 million and $67.2 million, respectively.
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
There was an increase in the fair value of our investments at September 30, 2016 as compared to December 31, 2015. We believe that any fluctuations we have recently experienced are temporary in nature and that while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
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

Operating activities
Net cash used in operating activities was $8.9 million for the nine months ended September 30, 2016, as compared to net cash provided by operating activities of $16.6 million for the nine months ended September 30, 2015, an overall decrease in net cash provided by operating activities of $25.5 million between periods. This decrease was primarily due to the change in accounts payable and accrued liabilities as a result of the timing of payments and timing of lease terminations. This decrease was also partially attributable to the $47.5 million decrease in net loss between periods. We expect to generate cash from our operating activities for the foreseeable future.
Investing activities
Net cash used in investing activities was $13.3 million for the nine months ended September 30, 2016, as compared to net cash provided by investing activities of $19.5 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we had purchases of investments of $20.2 million, no sales of investments, and maturities of investments of $14.7 million. This is compared to purchases of investments of $20.2 million, sales of investments of $10.1 million and maturities of investments of $40.1 million for the nine months ended September 30, 2015. Capital expenditures for the nine months ended September 30, 2016 were $1.6 million, compared to $2.3 million for the nine months ended September 30, 2015. We expect our capital expenditures to be approximately $3.5 million for the year ending December 31, 2016.
Financing activities
Net cash used in financing activities was $1.6 million for the nine months ended September 30, 2016, as compared to net cash used in financing activities of $0.5 million for the nine months ended September 30, 2015. During each of the nine months ended September 30, 2016 and 2015, net cash used in financing activities primarily included tax withholdings related to the issuance of shares upon the vesting of restricted stock units, partially offset by the cash provided by stock option exercises and the related tax benefit of those stock option exercises.
Based on our current level of operations, we believe that our future cash flows from operating activities and our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
Significant Cash and Contractual Obligations
The following table sets forth, as of September 30, 2016, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
(In thousands)	Total	2016	2017	2018	2019	2020	Thereafter
Operating lease obligations	$113,073	$9,652	$35,836	$31,065	$20,488	$9,150	$6,882
Other contractual obligations	65,785	2,765	15,180	12,648	11,642	9,599	13,951
Uncertain tax positions	7,989	—	7,989	—	—	—	—
Total	$186,847	$12,417	$59,005	$43,713	$32,130	$18,749	$20,833
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of September 30, 2016, our total available surety bond facility was $12.0 million and the surety had issued bonds totaling $3.4 million on our behalf under such facility.
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of September 30, 2016, we had no outstanding borrowings.
Our future investment income may fall short of expectations due to changes in interest rates. At September 30, 2016, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

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
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance levels because of the material weaknesses in our internal control over financial reporting described below. Notwithstanding the material weaknesses described below, based on the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management has concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for interim financial information for each of the periods presented herein.
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
The control deficiencies that gave rise to the material weaknesses did not result in a material misstatement of our condensed consolidated financial statements for the nine months ended September 30, 2016. However, these control deficiencies could result in material misstatements of revenue, bad debt expense, accounts receivable, deferred revenue and the related financial disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. Accordingly, our management has determined that these control deficiencies constituted material weaknesses that continue to exist as of September 30, 2016.
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
Throughout 2015 and during the nine months ended September 30, 2016, we have implemented measures to remediate the control deficiencies that gave rise to the material weaknesses. These measures include the hiring of new accounting personnel, provision of additional training to new and existing personnel, and implementation of financial reporting risk assessments and review processes to ensure significant accounting policies are implemented and applied properly under GAAP on a consistent basis throughout the Company. We continue to perform a review of all key reports utilized in the revenue and receivable cycle to ensure appropriate controls are in place over the completeness and accuracy of the underlying data used in these key reports. We have also established enhanced procedures to ensure appropriate review of accounting policies by the members of our management team with the requisite level of accounting knowledge, experience and training. The actions we are taking to remediate the control deficiencies that gave rise to the material weaknesses are subject to ongoing senior management review, as well as oversight by the audit committee of our board of directors.
We believe the above measures will enable us to remediate the control deficiencies that gave rise to the material weaknesses. However, we are still in the process of completing all of the corrective processes and procedures and the related evaluation that we believe are necessary in order to conclude that the control deficiencies have been remediated. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine to implement additional measures to address the underlying control deficiencies.
Changes in Internal Control Over Financial Reporting
As discussed above, during the three months ended September 30, 2016, management continued to implement certain remediation measures to improve our internal control over financial reporting and to remediate the previously identified material weaknesses. However, there were no changes to our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Material Weaknesses In Internal Control Over Financial Reporting
We have identified material weaknesses in our internal control over financial reporting. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, it could result in a material misstatement of our consolidated financial statements and require a restatement of our financial results, which could adversely affect our stock price and result in our inability to maintain compliance with applicable stock exchange listing requirements.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During 2015, we concluded that there were material weaknesses in our internal control over financial reporting, as we did not maintain effective controls over the accounting for revenue recognition. Specifically, we did not maintain effective controls surrounding the selection and application of GAAP related to revenue recognition. Additionally, we did not maintain effective controls to assess the reliability of system-generated data used in the operation of certain revenue recognition controls. Management evaluated our disclosure controls and procedures and internal control over financial reporting as of December 31, 2015 and concluded each was ineffective as of December 31, 2015. The Form 10-K reflects management’s conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting. As discussed below, we are in the process of remediating the control deficiencies that gave rise to the material weaknesses; however, they have not yet been remediated as of September 30, 2016 and as a result, management has determined that our disclosure controls and procedures continue to be ineffective as of September 30, 2016. See Part I, Item 4, “Controls and Procedures.”
Throughout 2015 and during the nine months ended September 30, 2016, we have implemented measures to remediate the control deficiencies that gave rise to the material weaknesses. These measures include the hiring of new accounting personnel, provision of additional training to new and existing personnel, and implementation of financial reporting risk assessments and review processes to ensure significant accounting policies are implemented and applied properly under GAAP on a consistent basis throughout the Company. We continue to perform a review of all key reports utilized in the revenue and receivable cycle to ensure appropriate controls are in place over the completeness and accuracy of the underlying data used in these key reports. We have also established enhanced procedures to ensure appropriate review of accounting policies by the members of our management team with the requisite level of accounting knowledge, experience and training. The actions we are taking to remediate the control deficiencies that gave rise to the material weaknesses are subject to ongoing senior management review, as well as oversight by the audit committee of our board of directors.
We believe the above measures will enable us to remediate the control deficiencies that gave rise to the material weaknesses. However, we are still in the process of completing all of the corrective processes and procedures and the related evaluation that we believe are necessary in order to conclude that the control deficiencies have been remediated. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine to implement additional measures to address the underlying control deficiencies.

The existence of this issue could adversely affect us, our reputation and investors’ perceptions of us. Furthermore, if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, it could result in a material misstatement of our consolidated financial statements and require a restatement of our financial results, which could adversely affect our stock price and result in our inability to maintain compliance with applicable stock exchange listing requirements.
Our institutions could lose eligibility to participate in Title IV programs or face other sanctions if they derive more than 90% of their respective revenues from these programs.
Under the Higher Education Act, a proprietary institution loses eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues (calculated in accordance with applicable Department regulations) from Title IV program funds for two consecutive fiscal years. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single fiscal year is placed on provisional certification and may be subject to other enforcement measures. In the fiscal years ended December 31, 2015, 2014 and 2013, Ashford University derived 80.9%, 83.4% and 85.6%, respectively, and University of the Rockies derived 86.6%, 88.3% and 87.6%, respectively, of their respective revenues (calculated in accordance with applicable Department regulations) from Title IV program funds. Both Ashford University and University of the Rockies continue to monitor these calculations and their compliance with the 90/10 rule.
Revenue derived from government tuition assistance for military personnel, including veterans, is not considered federal student aid for purposes of calculations under the 90/10 rule, and accordingly helps our institutions satisfy the 90/10 rule. As of December 31, 2015, approximately 28.0% of our institutions' students were affiliated with the military, some of whom are eligible to receive government tuition assistance that may be used to pursue postsecondary degrees. If there were a reduction in funding of government tuition assistance for military personnel, including veterans, or if our revenue derived from such funding were otherwise to decrease, it could be significantly more difficult for our institutions to satisfy the 90/10 rule. On May 20, 2016, the Company received a letter from the Iowa Department of Education (the “Iowa DOE”) indicating that, as a result of the planned closure of the Clinton Campus, the ISAA would no longer continue to approve Ashford’s programs for GI Bill benefits after June 30, 2016. The Iowa DOE subsequently issued a stay of the ISAA’s withdrawal of approval of Ashford’s programs for GI Bill benefits until 90 days from June 20, 2016. On September 15, 2016, in response to a Petition for Declaratory and Injunctive Relief filed by Ashford University, the Iowa District Court for Polk County entered a written order (the “Order”) staying the Iowa DOE’s announced intention to withdraw the approval of Ashford as a GI Bill eligible institution until the entry of a final and appealable order and judgment in the action. Pursuant to the Order, the ISAA will continue to approve Ashford’s programs for GI Bill benefits until such final and appealable order has been entered. At this time, we cannot predict the eventual outcome of this litigation, and any potential delays or gaps in coverage for GI Bill benefits could have a material adverse effect on current and future military student enrollment and the Company’s revenues, financial condition, cash flows and results of operations, and could make it significantly more difficult for our institutions to satisfy the 90/10 rule.
Recent changes in federal law that increased Title IV grant and loan limits, and any such additional increases in the future, may result in an increase in the revenues we receive from Title IV programs and make it more difficult for our institutions to satisfy the 90/10 rule. In addition, the U.S. Congress could propose and adopt legislation that amends the 90/10 rule in ways that make it more difficult for our institutions to satisfy the 90/10 rule. For example, in late 2011, the Ensuring Quality Education for Veterans Act was introduced, which proposed to treat government tuition assistance for military personnel, including veterans, as federal student aid for purposes of calculations under the 90/10 rule. Similarly, in January 2012, Senator Richard Durbin introduced the Protecting Our Students and Taxpayers Act, which proposed to have a proprietary institution lose eligibility to participate in Title IV programs if the institution derives more than 85% of its revenues (calculated in accordance with applicable Department regulations) for one fiscal year from federal funds (including Title IV programs, government tuition assistance for military personnel, including veterans, and other sources of federal funds). As proposed, the bill would have also made it harder for institutions to use institutional loans (i.e., loans the institutions make to students) to help satisfy the 90/10 rule. On November 6, 2013, Senators Richard Durbin and Tom Harkin re-introduced the Protecting Students and Taxpayers Act of 2013, which proposed to have a for-profit institution lose eligibility to participate in Title IV programs if the institution derives more than 85% of its revenues from federal funds, including Title IV programs, revenue from the GI Bill and Department of Defense Tuition Assistance funds. If one or more of these or similar bills were to be enacted and signed into law, it could be significantly more difficult for our institutions to satisfy the 90/10 rule (or, potentially, the new 85/15 rule).

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
The current defense to repayment provisions of the Direct Loan Program regulations, which remain in effect until July 1, 2017, allow a student to assert as a defense against repayment of federal direct loans any commission of fraud or other violation of applicable state law by the school related to such loans or the educational services for which the loans were provided. The failure of our institutions to comply with state laws may result in liability to, or remedial action against, our institutions, including recoupment by the Department of discharged student loan funds under the “defense to repayment” provisions. The assertion of any claims by our institutions' students under the defense to repayment provisions and any resulting remedial action, or any recoupment by the Department of discharged student loan funds pursuant to the defense to repayment provisions, could damage our reputation in the industry and have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
The Department’s new regulations regarding borrower defense to repayment expand the circumstances in which students may assert a defense to repayment against an institution and also provide that certain conditions or events could trigger, automatically or in some cases at the Department’s discretion, a requirement that an institution post a letter of credit or other security that could result in the imposition of significant restrictions on us and our ability to operate.
The current standard for determining whether a borrower has a defense to repayment of a student loan allows borrowers to assert a defense to repayment if a cause of action would have arisen under applicable state law. On October 28, 2016, the Department issued new regulations regarding borrower defense to repayment that allow a borrower to assert a defense to repayment on the basis of a substantial misrepresentation, any other misrepresentation in cases where certain other factors are present, a breach of contract or a favorable nondefault contested judgment against a school for its act or omission relating to the making of the borrower’s loan or the provision of educational services for which the loan was provided. The new standard applies to student loans made after July 1, 2017, the effective date of the new regulations. In addition, the financial responsibility standards contained in the new regulations establish the conditions or events that trigger the requirement for an institution to provide the Department with financial protection in the form of a letter of credit or other security against potential institutional liabilities. Triggering conditions or events include, among others, certain state, federal or accrediting agency actions or investigations, and in the case of publicly traded companies, receipt of certain warnings from the SEC or the applicable stock exchange, or the failure to timely file a required annual or quarterly report with the SEC. The new regulations also prohibit schools from requiring that students agree to settle future disputes through arbitration.
Under the new regulations regarding borrower defense to repayment, our institutions could face claims by students based on the expanded circumstances in which students may assert a defense to repayment of their student loans, and the Department may be entitled to seek recoupment of student loans discharged pursuant to the regulations. The Department’s Office of Federal Student Aid is currently investigating representations made by Ashford University to potential and enrolled students, and has asked the Company and Ashford to assist in its assessment of Ashford’s compliance with the prohibition on substantial misrepresentations. In addition, our institutions are from time to time subject to certain actions or investigations by various state, federal or accrediting agencies, and as a public company, we would be subject to the additional triggering events outlined by the Department in the new regulations, and we may be required to post a letter of credit or provide some other form of security to the Department, which could result in the imposition of significant restrictions on us and our ability to operate. Any assertion by our institutions’ students of defenses to repayment, including any resulting liability to, or remedial action against, our institutions, and any significant restrictions imposed on us or our ability to operate resulting from a requirement to post a letter of credit or other security, could damage our reputation in the industry and have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our institutions may be required to modify or eliminate certain programs, or certain programs may lose Title IV eligibility, if they do not lead to gainful employment in a recognized occupation, as determined by the Department.
In 2014, the Department published gainful employment regulations impacting programs required to prepare graduates for gainful employment in a recognized occupation. Almost all academic programs offered by Title IV-participating private sector institutions of higher education must prepare students for gainful employment in a recognized occupation. The gainful employment regulations, which became effective July 1, 2015, contain a three-part framework that requires (i) certification by an institution that its gainful employment programs meet certain requirements, (ii) minimum standards to be met regarding the debt burden versus earnings of the graduates of gainful employment programs and (iii) disclosures by an institution regarding the performance and outcomes of their gainful employment programs. The regulations contemplate a transition period in the first several years to afford institutions the opportunity to make changes to their programs and retain Title IV eligibility. For
On October 20, 2016, we received draft debt-to-earnings rates and certain underlying data from the Department for the first gainful employment measurement year. Based on the draft rates, none of our programs were determined to fail, two of our current programs were determined to be in the zone and one additional program that was discontinued prior to the issuance of the gainful employment regulations was determined to be in the zone. These results are significant given the framework of the gainful employment regulations, as a program would be disqualified from participation in Title IV programs only if it were to fail for two out of three consecutive years, or either fail or be in the zone for three out of four consecutive years. We continue to review the information provided by the Department to understand the potential impact of the gainful employment regulations on our programs, and we will continue to evaluate options related to new programs or adjustments to current programs that could help mitigate the potential adverse consequences of the regulations. An institutions has 45 days from receipt to appeal the draft metrics. The Department has indicated that the final rates will be made public in January 2017.
Under the gainful employment regulations, the continuing eligibility of certain of our educational programs for Title IV program funding is at risk due to a number of factors, some of which are beyond our control including, without limitation, changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, and changes in the percentage of our former students who are current in repayment of their student loans. The factors noted above could reduce our ability to confidently offer or continue certain types of programs for which there is a market demand. Management is considering whether certain programs will be able to avoid falling into the fail or zone categories through adjustments to program price or the duration of programs, if appropriate and consistent with programmatic standards and as permitted by applicable regulations. There can be no assurance that these adjustments will result in compliance with the gainful employment regulations. For programs where such adjustments are not feasible or do not result in compliance with the gainful employment regulations, we may discontinue such programs. The adjustment or discontinuation of any of our programs, or the loss of Title IV eligibility for certain of our programs if not adjusted or discontinued, could have a material adverse effect on enrollments and our business, financial condition, results of operations and cash flows.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
None.
Item 5.    Other Information.
On September 20, 2016, the Company entered into a Services Order Form (the “Instructure Agreement”) with Instructure, Inc. (“Instructure”) pursuant to which the Company’s academic institutions will migrate from their current learning management system to Instructure’s Canvas learning management system and license from Instructure the right to use the

Canvas learning management system for an initial term ending December 31, 2021. Pursuant to the terms of the Instructure Agreement, either party may terminate the agreement upon 30 days’ written notice in the event of a material breach by the other party if the breach has not been cured by the end of the 30-day period.
The foregoing description of the Instructure Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Instructure Agreement, a copy of which is attached to this report as Exhibit 10.1 and is incorporated herein by reference.

Item 6.    Exhibits.

Exhibit		Description
10.1	†	Services Order Form, dated September 20, 2016, with Instructure, Inc.
10.2		First Amendment to License Agreement, dated July 12, 2016, between Forbes Education Holdings, LLC, Bridgepoint Education, Inc. and Ashford University, LLC.
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew S. Clark, President and Chief Executive Officer, and Kevin Royal, Chief Financial Officer.

99.1		Disclosure required pursuant to Section 13(r) of the Securities Exchange Act of 1934.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 8, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2016 and 2015; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015; (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2016 and 2015; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) the Notes to Condensed Consolidated Financial Statements.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.

November 8, 2016	/s/ KEVIN ROYAL
Kevin Royal Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)