Form 10-K
period 2016-12-31
Bridgepoint Education Inc
filed 2017-03-07
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-34272
________________________________
BRIDGEPOINT EDUCATION, INC.
(Exact name of registrant as specified in its charter)
____________________________

Delaware (State or other jurisdiction of incorporation or organization)	59-3551629 (I.R.S. Employer Identification No.)

8620 Spectrum Center Blvd.
San Diego, CA 92123
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s second fiscal quarter, was approximately $128.8 million, based on the closing price of the registrant’s common stock as reported on such date by the New York Stock Exchange. Shares of common stock held by officers, directors and holders of 5% or more of the outstanding common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 1, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 46,516,319, net of treasury shares.
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

BRIDGEPOINT EDUCATION, INC.
FORM 10-K

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are contained principally in Item 1, “Business,” Item 1A, “Risk Factors” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” but appear throughout this annual report. Such forward-looking statements may include, among others, statements regarding future events, the future financial and operating results of Bridgepoint Education, Inc. (the “Company,” “Bridgepoint,” “we,” “us” or “our”), strategies, expectations, the competitive environment, regulation and the availability of financial resources, including, without limitation, statements regarding:

•
Ashford University's ability to continue to operate an accredited institution subject to the requirements of the State of California, Department of Consumer Affairs, Bureau for Private Postsecondary Education (the “BPPE”);

•
our ability to comply with the extensive and continually evolving regulatory framework applicable to us and our institutions, including Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”), and its implementing regulations, the gainful employment rules and regulations, the “defense to repayment” regulations, state laws and regulatory requirements, and accrediting agency requirements;

•	projections, predictions and expectations regarding our business, financial position, results of operations and liquidity, and enrollment trends at our institutions;

•	expectations regarding the effect of the closure of Ashford University's residential campus in Clinton, Iowa (the “Clinton Campus”);

•
our ability to obtain continued approval of Ashford University's programs for GI Bill benefits through the Iowa State Approving Agency (the “ISAA”) and to prevent any disruption of educational benefits to Ashford's veteran students;

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

•
our failure to comply with the extensive and continually evolving regulatory framework applicable to our industry, including Title IV of the Higher Education Act and its implementing regulations, the gainful employment rules and regulations, the “defense to repayment” regulations, state laws and regulatory requirements, and accrediting agency requirements;

•	our inability to continue to recruit and retain students;

•	competition in the postsecondary education market and its potential impact on our market share, recruiting costs and tuition rates;

•	reputational and other risks related to potential compliance audits, regulatory actions, negative publicity or service disruptions;

•	our inability to develop new programs or expand existing programs in a timely and cost-effective manner;

•	economic or other developments potentially impacting demand in our institutions' core disciplines or the availability or cost of Title IV or other funding;

•	the preceding and other factors discussed in Item 1A, “Risk Factors,” and in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time; and

•	the factors set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
All forward-looking statements in this annual report are qualified in their entirety by the cautionary statements included in this annual report, and you should not place undue reliance on any forward-looking statements. These forward-looking statements speak only as of the date of this annual report. We assume no obligation to update or revise any forward-looking statements contained herein to reflect actual results or any changes in our assumptions or expectations or any other factors affecting such forward-looking statements, except to the extent required by applicable securities laws. If we do update or revise one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I
Item 1. Business.
BUSINESS
Overview
We are a provider of postsecondary education services through our regionally accredited academic institutions, Ashford University® and University of the RockiesSM. We believe our institutions, which deliver programs primarily online, embody the contemporary college experience. Our institutions had a total of 45,087 students enrolled as of December 31, 2016.
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
We are also focused on developing innovative new technologies to improve the way students learn, such as Constellation™, our proprietary learning platform, and the mobile applications offered by our institutions.
Ashford University
In March 2005, we acquired The Franciscan University of the Prairies, located in Iowa, and renamed it Ashford University. The mission of Ashford University is to provide accessible, affordable, innovative, high-quality learning opportunities and degree programs that meet the diverse needs of individuals pursuing advancement in their lives, professions and communities. We believe Ashford University is helping to define the modern college experience by providing the flexibility and effectiveness of online learning. The institution offers associate's, bachelor's and master's degree programs online. Ashford University is comprised of four colleges: the Forbes School of Business and Technology™, the College of Education, the College of Health, Human Services and Science, and the College of Liberal Arts.
In July 2015, the Ashford University Board of Trustees made the decision to close the Clinton Campus after the 2015-2016 academic year, following the implementation of a one-year teach-out plan. On December 22, 2015, the Company entered into a Purchase Agreement and Escrow Instructions with Clinton Catalyst, LLC (“Catalyst”) pursuant to which the Company agreed to sell the Clinton Campus to Catalyst. Simultaneously with the closing of the sale on December 29, 2015, the Company entered into a Lease Agreement with Catalyst pursuant to which the Company leased the Clinton Campus from Catalyst through December 31, 2016.
Ashford University is accredited by WASC Senior College and University Commission (“WSCUC”). For additional information regarding accreditation, see “Regulation — Accreditation” below. Ashford University maintains a website at www.ashford.edu, the contents of which are not incorporated by reference into, or in any way a part of, this report.
University of the Rockies
In September 2007, we acquired the Colorado School of Professional Psychology, located in Colorado, and renamed it University of the Rockies. The mission of University of the Rockies is to provide high-quality, accessible learning opportunities globally for diverse groups of individuals seeking preparation for life goals, professional practice, service and distinguished leadership. University of the Rockies is a graduate institution that offers master's and doctoral degree programs in the social and behavioral sciences. Classes at University of the Rockies are presented in a progressive online format. The majority of students at University of the Rockies attend via the institution's accessible online platform, which is also available through our mobile applications.
University of the Rockies is accredited by the Higher Learning Commission (“HLC”). For additional information regarding accreditation, see “Regulation — Accreditation” below. University of the Rockies maintains a website at www.rockies.edu, the contents of which are not incorporated by reference into, or in any way a part of, this report.

Innovation and new technologies
Central to our ideal of enabling learning anytime, anywhere is the commitment to provide learning platforms and resources that make accessible learning a reality. These innovations include Constellation, our proprietary learning platform, Waypoint Outcomes, our proprietary assessment software, and our mobile application technology.
Constellation is an innovative suite of interactive educational materials that increases both the educational quality and affordability of education for online students at Ashford University. We developed Constellation to replace third-party textbooks with digital course materials, and in doing so we were able to decrease the cost to students and increase student accessibility and learning. Constellation materials are displayed in a proprietary, browser-based platform developed and owned by the Company. Constellation provides mobile access to students over the Internet on a variety of devices, including web-enabled smartphones and tablet devices.
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
Enrollment
The following table summarizes period-end enrollment at our institutions as of December 31, 2016, 2015 and 2014:

	December 31, 2016		December 31, 2015		December 31, 2014
Doctoral	836	1.9%	753	1.5%	870	1.6%
Master's	6,253	13.9%	6,591	13.4%	7,152	12.8%
Bachelor's	35,748	79.2%	39,480	80.4%	44,730	80.1%
Associate's	1,405	3.1%	1,483	3.0%	2,269	4.1%
Other*	845	1.9%	852	1.7%	802	1.4%
Total	45,087	100.0%	49,159	100.0%	55,823	100.0%

Ashford University	43,788	97.1%	47,794	97.2%	54,120	97.0%
University of the Rockies	1,299	2.9%	1,365	2.8%	1,703	3.0%
Total	45,087	100.0%	49,159	100.0%	55,823	100.0%
* Includes students who are taking one or more courses at our institutions, but have not declared that they are pursuing a specific degree.
We define period-end enrollment as the number of active students on the last day of the financial reporting period. A student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided notice of withdrawal.
As of December 31, 2016, 70% of our institutions' online students were female, 55% identified themselves as minorities and the average age of online students was 35. Our institutions have online students throughout the United States and students from 36 different countries.
Graduation
As of December 31, 2016, more than 103,000 students have graduated from our combined institutions. The total number of credits required to obtain a degree for online programs varies based on the type of degree: an associate's degree requires a minimum of 64 credits; a bachelor's degree requires a minimum of 120 credits; a master's degree typically requires a minimum of 30 credits; and a doctoral degree at University of the Rockies requires a minimum of 62 credits.
Many students have previously completed some postsecondary education and have credits they would like to transfer to a new degree program. Because we believe students should receive credit for their prior work, our institutions work closely with their accrediting agencies to obtain the right to accept a high level of transfer credits.

Tuition and Fees
Our institutions generally structure the tuition and fees for programs to be below Title IV loan limits and average grant awards, affording students who do not otherwise have the financial means to pursue an education the opportunity to gain access to our institutions' programs. We recognize that private loans are increasingly difficult to obtain, which can prevent academically qualified students from pursuing an education at institutions with higher tuition and fees. We believe that helping to remove the financial burden of obtaining incremental private loans while pursuing a postsecondary education not only permits more students to access our institutions' programs, but also enables students to focus more on their coursework and program completion while in school.
The price of our institutions' courses varies based upon the number of credits per course (with most courses representing three credits), the degree level of the program and the discipline. For the 2016-2017 academic year (which began on July 1, 2016), the price per credit is $443 for undergraduate courses and ranges from $577 to $1,082 for graduate courses. Based on these per credit prices, the price for a three-credit course is $1,329 for an undergraduate course and ranges from $1,731 to $3,246 for a graduate course. We anticipate a tuition increase of approximately 2.0% for students at Ashford University for courses beginning on or after April 1, 2017.
Revenue realized from tuition is reduced by the amount of scholarships awarded to students. For the years ended December 31, 2016, 2015 and 2014, we recorded $96.4 million, $102.2 million and $105.1 million, respectively, for institutional scholarships awarded to students at our institutions.
Student Financing
Students finance their education at our institutions through a combination of the financing options described below.
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
In the years ended December 31, 2016, 2015 and 2014, Ashford University derived 81.2%, 80.9% and 83.4% respectively, and University of the Rockies derived 86.5%, 86.6% and 88.3%, respectively, of their respective revenues from Title IV program funds.
Federal Direct Loans
The William D. Ford Federal Direct Loan Program (the “Direct Loan Program”) consists of two types of loans: Stafford loans, which are either subsidized or unsubsidized, and PLUS loans, which are made available to graduate and professional students, as well as parents of dependent undergraduate students. For a Direct Subsidized Loan, the federal government pays the interest on the loan while the student is in school and during grace periods and any approved periods of deferment, until the student's obligation to repay the loan begins. Direct Unsubsidized Loans are not based on financial need and are available to students who do not qualify for a Direct Subsidized Loan, or in some cases, in addition to a Direct Subsidized Loan. Loan funds are paid to our institutions, which in turn credit the student's account for tuition and fees and disburse any amounts in excess of tuition and fees to the student.
In August 2013, President Obama signed into law the Bipartisan Student Loan Certainty Act of 2013, which amended the Direct Loan interest rate section of the Higher Education Act. Under the law, interest rates will be established each year for Direct Subsidized Loans, Direct Unsubsidized Loans, and PLUS loans for which the first disbursement is on or after July 1 of that year through the following June 30. The interest rate, once established, will be fixed and apply for the life of the loan. With respect to loans for which the first disbursement was on or after July 1, 2016 but before July 1, 2017, the interest rates are (i) 3.76% for Direct Subsidized Loans and Direct Unsubsidized Loans for undergraduate students, (ii) 5.31% for Direct Unsubsidized Loans for graduate/professional students and (iii) 6.31% for PLUS loans.
Federal Pell Grant Program
Under the Federal Pell Grant Program, the Department makes grants to undergraduate students who demonstrate financial need. Under the August 2008 reauthorization of the Higher Education Act, students were able to receive Pell Grant funds for attendance on a year-round basis, and could potentially receive more in a given year than the traditionally defined maximum annual amount. However, the U.S. Department of Defense and Full-Year Continuing Appropriations Act of 2011 permanently repealed the Pell Grant provision that provided an otherwise eligible student with more than one Pell Grant in an award year, effective with the 2011-2012 award year. Beginning with the 2012-2013 award year, a student's eligibility to receive a Pell Grant was reduced from 18 semesters (or its equivalent) to 12 semesters (or its equivalent). The funding for Labor, Health and Human Services, and Education appropriations is part of the Consolidated Appropriations Act, 2014, which was signed into law by President Obama in January 2014 and is subject to change annually. The funding amount for Pell Grant award year 2016-2017 increased to $5,815.
Non-Title IV funding sources
Other funding sources consist of payments made in cash by individuals, private loans, reimbursement from corporate affiliates, government tuition assistance programs for military personnel, including veterans, and internal loan programs. In the years ended December 31, 2016, 2015 and 2014, Ashford University derived 18.8%, 19.1% and 16.6%, respectively, and University of the Rockies derived 13.5%, 13.4% and 11.7%, respectively, of their respective revenues from these other funding sources.
Financial aid processing
Our institutions have dedicated staff that provide call center and transactional processing services for the online financial aid student populations at our institutions, including services related to disbursement eligibility review and Title IV fund returns. We believe our centralized process improves student financing outcomes and enhances efforts to comply with Title IV rules and regulations.
Curricula and Scheduling
Our institutions are committed to providing their students with a rigorous and rewarding academic experience that gives them the knowledge and experience necessary to be contributors, educators and leaders in their chosen professions. Our institutions seek to maintain a high level of quality in curriculum, faculty and student support services, all of which contribute to the overall student experience. Our curricula are reviewed annually to ensure that content is refined and updated as necessary. Our institutions provide extensive student support services, including academic, administrative and technology support, to help maximize the success of their students. Additionally, our institutions monitor the success of their educational delivery processes through periodic faculty and student assessments. Our institutions believe their commitment to quality is evident in the satisfaction and demonstrated proficiency of their students, which is measured at the completion of every course.
As of December 31, 2016, our institutions offered over 1,200 courses and over 80 degree programs. The degree programs are offered through Ashford University's four colleges, the Forbes School of Business and Technology, the College of Education, the College of Health, Human Services and Science, and the College of Liberal Arts, and through University of the Rockies.
Our institutions' online courses are offered with weekly start dates throughout the year, except for two weeks total in late December and early January. Courses typically run five to six weeks and all courses are offered in an asynchronous format so students can complete their coursework as their schedule permits. Online students typically enroll in one course at a time. This focused approach to learning allows the student to engage fully in each course. Doctoral students of University of the Rockies are required to participate in periodic seminars located in Denver, Colorado and compose and defend a dissertation on an approved topic.
Program Development
Our institutions design their academic offerings to meet the needs of a broad cross-section of prospective students. In addition to adding programs in high-demand disciplines, our institutions intend to enhance their programs through the addition of more specializations in the future. Specialization areas are comprised of a select number of courses within an existing program that supplement that program's required courses. Specializations are used to create an offering that is tailored to the specific objectives of a student population and, therefore, is more attractive to potential students interested in a particular program. We believe the addition of specializations represents a cost-effective way to both expand our market and further enhance the differentiation of our institutions' programs in that market. Additionally, our institutions intend to expand their portfolio of master's and doctoral degree programs, consistent with our commitment to a quality academic offering, and to pursue increased graduate student enrollments because we believe graduate students represent an attractive segment of the market.
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
Once a program is selected for development, one or more subject matter experts are assigned to work with curriculum development staff to define measurable program-level student learning objectives. Each course in a program is designed to include learning activities that address the program objectives, foster student engagement and assess learning outcomes. All courses undergo extensive internal and external third-party quality assurance reviews before they are offered to students, and the new program is reviewed for approval through the appropriate governance processes. Following approval, an online program is conformed to the standards of our online learning management system and our marketing department creates a marketing plan for the program. In most cases, the time frame to identify, develop and internally approve a new program is approximately six months, not including the external regulatory approvals required before a program can be offered to students.
Comprehensive Assessment
Each of our institutions have developed and implemented a comprehensive assessment plan focused on student learning and effective instruction. The plans stipulate assessment of learning outcomes at the course, program and institutional levels. Learning outcomes are unique to each institution and demonstrate the skills that graduates should be able to demonstrate upon completion of their respective programs. With the assistance of our dedicated assessment team, our institutions' faculty routinely evaluate and revise courses and learning resources based upon outcomes and institutional research data. Using direct and indirect measurements, student performance is assessed on an ongoing basis to help ensure student success.
We utilize Waypoint Outcomes, our proprietary assessment platform, which is an innovative, web-based assessment system of interactive rubrics, to gather data from specific learning activities. Data results from Waypoint Outcomes are shared with the student and are also accessible by the faculty and program administrators.
In addition to course and program assessments, faculty instructional performance is continuously assessed by institutional deans and instructional specialists and through the results of student surveys at the completion of each course. The results of all of our assessment practices are reviewed by an assessment team, including faculty, and based on their conclusions, recommendations may be made to add to or modify our institutions' programs.
Branding and Marketing
We have invested significant resources in developing processes and implementing technologies that allow us to effectively identify, recruit and retain qualified students. We develop and participate in various marketing activities to generate leads for prospective students and to build the Bridgepoint Education, Ashford University and University of the Rockies brands.
For our institutions' online student population, we align ourselves with working adults, many of whom have already completed some postsecondary courses and are seeking an accessible, affordable education from a quality institution. The admissions policies that require a minimum age for online students at Ashford University are focused on attracting more mature students with a greater commitment to completing their degrees.
Our institutions' branding campaigns utilize digital channels to communicate their message, and leads are generated from online sources. We also purchase keywords from search providers to generate online leads directly, rather than acquiring them solely through aggregators. Additionally, we have a team internally who focuses on generating online leads through search engine optimization techniques.
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

All leads are managed through our proprietary customer relations management, or CRM, system, which directs a lead for a prospective student to a recruiting team and assigns an admissions counselor within that team to serve as the primary liaison for that prospective student. Once contact with a prospective student is established, admissions counselors, along with the academic and financial services advisors, begin an assessment process to determine if our institutions' program offerings match the student's needs and objectives. Additionally, admissions counselors communicate other criteria, including expected duration and cost of the program, to the prospective student. Through our proprietary systems, admissions counselors are able to generate a comparison of tuition levels across our competitors in order to help prospective students make more informed decisions.
Each admissions counselor goes through a comprehensive training program that addresses our institutions' academic offerings, financial aid options and the regulatory environment in which we operate, including the restrictions imposed by regulations on the admissions process. We place significant emphasis on regulatory requirements and demand an environment of strict compliance.
Military and corporate channel relationships are developed and managed by channel development teams. Our military development specialists and corporate liaisons work with representatives in these organizations to demonstrate the quality, impact and value that our institutions' programs can provide to individuals in the organizations, as well as to the organizations themselves. We believe our institutions' educational offerings are attractive to potential students in these markets. Military students may frequently change locations or seek to complete a program intermittently over the course of several years. As of December 31, 2016, approximately 25.6% of our institutions' students were affiliated with the military, as either service members or veterans or their spouses. In the corporate channel, we believe employers value our institutions' affordability, which allows employer tuition reimbursements to be used more efficiently.
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
Providing a superior learning experience to every student is a key component in retaining students at our institutions. We feel that our team-based approach to recruitment and the robust student services we provide enhance retention because of each student's interaction with their team and the accountability inherent in the team structure. We also incorporate a systematic approach to contacting students at key milestones during their experience at our institutions, providing encouragement and highlighting their progress. There are frequent personal interactions between academic advisors and students, which we view as a key component to our retention strategy. We employ a retention committee that monitors performance metrics and other key data to analyze student retention rates, as well as the causes of and potential risks for student drops. In addition, our dispute resolution department serves as a neutral third party for students to raise any concerns or complaints. Such concerns and complaints are then elevated to the appropriate department.
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
Ashford University has a free two-week orientation course that is mandatory for all incoming students who have not earned any previous college credits. The orientation is designed to provide students with a complete overview of the online classroom experience, prepare them for success in their courses and help them self-evaluate their readiness to succeed in an online college setting. The experience provides a realistic, up-front overview of expectations so that students are aware of what is expected of them as they prepare for their studies. Students also gain an understanding of how to access and navigate within the online classroom so they can feel confident when they move to their first course in their respective programs. For students taking the orientation course, successful completion of all orientation activities is a requirement before they can enroll in their first class.

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
Online course delivery and management
We currently use the online learning platform provided by Pearson eCollege (“eCollege”), a third-party software and services provider, as our online platform. The platform provides an online learning management system and provides for the storage, management and delivery of course content. The platform includes collaborative spaces for student communication and participation with other students and faculty, grade and attendance management for faculty, and assessment capabilities to assist us in maintaining quality. eCollege hosts the software for us in its data center to allow us to efficiently scale the applications to meet the needs of our institutions' student populations. Access to our systems is provided through student portals, an extension of our institutions' respective websites. These portals are dynamic destinations for students to securely access personal information and services and also serve as vehicles for student communications, activities and student support services.
We are in the process of migrating from the eCollege learning management system to the Canvas learning management system provided by Instructure, Inc. (“Instructure”), a third-party software and services provider. Canvas is a software-as-a-service (SaaS) platform that enables us to develop and deliver the latest in engaging online learning experiences. As a native cloud platform, Canvas software and data are hosted by Amazon Web Services, providing for a fast, secure and readily scalable experience for our institutions’ students and faculty. Additionally, students and faculty will have greater flexibility to learn and teach from anywhere, anytime and on any iOS/Android device.
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
Both institutions utilize CampusVue, a student information system provided by Campus Management Corp., to manage student data (including grades, attendance, status and financial aid) and to generate periodic management reports. This system interfaces with our online learning management system provided by eCollege, and will interface with the Canvas online learning management system provided by Instructure upon migration.
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
Employees
As of December 31, 2016, our institutions had approximately 140 full-time faculty members and approximately 3,875 adjunct faculty members. Adjunct faculty members are part-time employees engaged on a course-by-course basis and are compensated based upon a fixed amount per course, which varies among faculty members based on each individual's experience and background. In addition to teaching assignments, adjunct faculty members may also be asked to serve on student committees, such as comprehensive examination and dissertation committees, or assist with course development.
As of December 31, 2016, the Company also employed over 2,600 combined non-faculty staff in the areas of university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us and we consider our employee relations to be good.
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
We believe that competitive factors in the postsecondary education market include the reputation of the college or university among students and employers, the number of qualified and experienced faculty, the program costs, the relevant and accredited program offerings, the regulatory approvals, the convenient, flexible and dependable access to programs and classes, the relative marketing and selling effectiveness, the time necessary to earn a degree and the level of student support services. We expect to encounter increased competition as a result of new entrants to the online education market, including traditional colleges and universities that had not previously offered online education programs.
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
Financial Information about Segments and Geographic Areas
We operate our business in one reportable segment and we have no foreign operations or assets located outside of the United States. For information about our revenues from external customers, measures of profits and losses, and total assets, see our annual consolidated financial statements included elsewhere in this report.
Additional Information
We were incorporated in Delaware in May 1999 under the name TeleUniversity, Inc. and we changed our name to Bridgepoint Education, Inc. in February 2004. Our website is located at www.bridgepointeducation.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form

8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The website for the SEC is located at www.sec.gov. The reference to our website is intended to be an inactive textual reference and the contents of our website are not incorporated by reference into, or in any way a part of, this report.

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
Accreditation
Prior to being institutionally accredited by WSCUC in July 2013, Ashford University had been accredited by HLC since 1950. University of the Rockies has been institutionally accredited since 2003 by HLC. WSCUC and HLC are two of six regional accrediting agencies that accredit colleges and universities in the United States. Most traditional, public and private non-profit, degree-granting colleges and universities are accredited by one of these six agencies.
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
Evaluations and renewals of accreditation
In 2003, University of the Rockies was granted its initial accreditation from HLC for a period of five years. Its accreditation was then renewed by HLC in 2008 for a period of seven years. In September and October of 2014, HLC conducted a previously scheduled comprehensive evaluation visit at University of the Rockies in order for the university to seek reaffirmation of its accreditation by HLC. In February 2015, University of the Rockies received continuation of its accreditation by HLC, with the next Reaffirmation of Accreditation in 2024-25.
In July 2013, WSCUC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. In December 2013, Ashford effected its transition to WSCUC accreditation and designated its San Diego, California facilities as its main campus and its Clinton, Iowa campus as an additional location. As part of a continuing monitoring process, Ashford hosted a visiting team from WSCUC in a special visit in April 2015. In July 2015, Ashford received an Action Letter from WSCUC outlining the findings arising out of its team's special visit. The Action Letter stated that the WSCUC visiting team found substantial evidence that Ashford continues to make sustained progress in all six areas recommended by WSCUC in 2013. As part of its institutional review process, WSCUC will conduct a comprehensive review of Ashford scheduled to commence with an off-site review in spring 2018, followed by an on-site review in fall 2018.

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
In April 2014, the application was granted, and Ashford University was approved by the BPPE to operate in California until July 15, 2018. As a result, the university is subject to laws and regulations applicable to private, postsecondary educational institutions located in California, including reporting requirements related to graduation, employment and licensing data, certain changes of ownership and control, faculty and programs, and student refund policies. Ashford also remains subject to other state and federal student employment data reporting and disclosure requirements.
The BPPE is required to conduct compliance inspections for each of its approved institutions. On October 12, 2016, the BPPE conducted a compliance inspection of Ashford University. Ashford is working with the BPPE to resolve any issues identified in connection with the compliance inspection.
Negotiated Rulemaking and Other Executive Action
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
On December 16, 2016, the Department released final regulations to clarify state authorization requirements for postsecondary institutions offering distance education that participate in federal student loan programs, as required by the Higher Education Act. Among other things, the final regulations (i) require institutions offering distance education to be authorized by each state in which they enroll students, if such authorization is required by the state, (ii) require institutions to document the state process for resolving student complaints regarding distance education programs, (iii) require public and individualized disclosures to enrolled and prospective students in distance education programs, including disclosures regarding adverse actions taken against the institution, the institution’s refund policies and whether each of the institution’s programs meet applicable state licensure or certification requirements, and (iv) require institutions to explain to students the consequences of moving to a state where the school is not authorized, which could include loss of eligibility for federal student aid. The final regulations recognize authorization through participation in a state authorization reciprocity agreement, as long as the agreement does not prevent a state from enforcing its own consumer laws. The final regulations are scheduled to take effect on July 1, 2018.
On January 20, 2017, Reince Priebus, Assistant to the President and Chief of Staff, issued a Memorandum for the Heads of Executive Departments and Agencies with the subject “Regulatory Freeze Pending Review” pursuant to which a regulatory freeze was implemented to ensure that the President's appointees or designees have the opportunity to review any new or pending regulations, subject to certain exceptions. The issuance of this memorandum and the resulting regulatory freeze and review may affect the proprietary postsecondary education industry by delaying the scheduled effective date or otherwise affecting the enactment of applicable regulations.
Authorization by Congress of Title IV Programs
Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program through the budget and appropriations process. In 2008, the Higher Education Act was reauthorized through September 2014, and the House Education and Workforce Committee is currently working to reauthorize the Higher Education Act. The Higher Education Act's programs will continue year-to-year without explicit reauthorization as long as Congress appropriates funds for the programs. Congress may propose and pass revisions to the Higher Education Act between reauthorizations by using other legislative vehicles such as budget bills and appropriations bills, which could impact funding for student financial aid programs.

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
An institution must periodically seek recertification from the Department to continue to participate in Title IV programs and may, in certain circumstances, be subject to review by the Department prior to seeking recertification. The current certification for University of the Rockies expired on June 30, 2016, and Ashford University was provisionally certified until September 30, 2016. Both universities have submitted applications for recertification and their eligibility continues on a month-to-month basis pending the issuance of a decision by the Department on their respective applications. During the time when an institution is provisionally certified, it may be subject to adverse action with fewer due process rights than those afforded to other institutions, and it must apply for and receive approval from the Department for any substantial change including but not limited to the establishment of an additional location, an increase in the level of academic offerings, or the addition of certain programs.
The 90/10 rule
Under the Higher Education Act, a proprietary institution loses eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues (calculated in accordance with Department regulations) from Title IV program funds for two consecutive fiscal years. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single fiscal year is placed on provisional certification and may be subject to other enforcement measures. In the fiscal years ended December 31, 2016, 2015 and 2014, Ashford University derived 81.2%, 80.9% and 83.4%, respectively, and University of the Rockies derived 86.5%, 86.6% and 88.3%, respectively, of their respective revenues from Title IV program funds.
Revenue derived from government tuition assistance for military personnel, including veterans, is not considered federal student aid for purposes of calculations under the 90/10 rule, and accordingly helps our institutions satisfy the 90/10 rule. As of December 31, 2016, approximately 25.6% of our institutions' students were affiliated with the military, some of whom are eligible to receive government tuition assistance that may be used to pursue postsecondary degrees.
Cohort default rate
For each federal fiscal year, the Department calculates a rate of student defaults over a three-year measuring period for each educational institution, which is known as a “cohort default rate.” An institution may lose eligibility to participate in the Direct Loan Program and the Federal Pell Grant Program if, for each of the three most recent federal fiscal years, 30% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year.
The most recent official three-year cohort default rates for Ashford University for the 2013, 2012 and 2011 federal fiscal years were 14.5%, 15.3% and 15.3%, respectively. The most recent official three-year cohort default rates for University of the Rockies for the 2013, 2012 and 2011 federal fiscal years were 3.8%, 4.3% and 6.6%, respectively.
The draft three-year cohort default rates for the 2014 federal fiscal year for Ashford University and University of the Rockies are 15.1% and 5.7%, respectively.
Financial responsibility
The Higher Education Act and Department regulations establish standards of financial responsibility that an institution must satisfy in order to participate in Title IV programs. The Department evaluates compliance with these standards annually upon receipt of an institution's annual audited financial statements and also when an institution applies to the Department to reestablish its eligibility to participate in Title IV programs following a change in ownership. One financial responsibility standard is based on the institution's composite score, which is derived from a formula established by the Department. The composite score is a number between negative 1.0 and positive 3.0. It must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department financial oversight. In addition to having an acceptable composite score, an institution must, among other things, meet all of its financial obligations (including required refunds to students and any Title IV liabilities and debts), be current in its debt payments and not receive an adverse, qualified or disclaimed opinion by its accountants in its audited financial statements.
For the fiscal year ended December 31, 2015, the composite score calculated was 1.8, satisfying the composite score requirement of the Department's financial responsibility test. We expect the consolidated composite score to be 2.0 for the year ended December 31, 2016. However, the consolidated calculation is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2016.
Incentive compensation
The Higher Education Act prohibits an institution from providing any commission, bonus or other incentive payments based directly or indirectly on success in securing enrollments or financial aid to any persons or entities engaged in student recruiting or admissions activities or making decisions about the award of student financial assistance. The Department has taken the position that any commission, bonus or other incentive payment based in any part, directly or indirectly, on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the Higher Education Act. In March 2011, the Department issued a Dear Colleague Letter that attempted to clarify and provide interpretive guidance regarding certain aspects of the regulations, but there remains uncertainty as to what constitutes prohibited incentive compensation.
Ashford University’s compensation of financial aid and recruiting personnel during the period May 10, 2005 through June 30, 2009 was the subject of a compliance audit previously conducted by the Department's Office of Inspector General (the “OIG”). Ashford University received a final audit determination on February 22, 2017 from the Department that was dated February 14, 2017. The determination maintains that Ashford University owes the Department $322,137 as a result of incorrect refund calculations and refunds that were not made or made late, and that Ashford ensure it properly enforces its policies and is in compliance with regulations related to disbursement of Title IV, HEA funds. The Department closed or required no further action on all other prior OIG findings.  Ashford University is evaluating the determination and has 45 days to submit an appeal to the Secretary of Education. For information regarding the OIG's audit and the Department’s final audit determinations, see “— Compliance reviews, audits and reports” below.
Substantial misrepresentation
The Higher Education Act prohibits an institution participating in Title IV programs from engaging in substantial misrepresentation regarding the nature of its educational programs, its financial charges or the employability of its graduates. Under the Department's rules, a “misrepresentation” is any false, erroneous or misleading statement an institution, one of its representatives or any ineligible institution, organization or person with whom the institution has an agreement to provide educational programs or marketing, advertising, recruiting or admissions services makes directly or indirectly to a student, prospective student or any member of the public, or to an accrediting agency, a state agency or the Department. The Department's rules define a “substantial misrepresentation” as any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person's detriment. For-profit educational institutions are also subject to the general deceptive practices jurisdiction of the Federal Trade Commission (the “FTC”) and the Consumer Financial Protection Bureau (the “CFPB”).
On December 10, 2015, Ashford University received a request for information from the Multi-Regional and Foreign School Participation Division of the Department’s Office of Federal Student Aid (the “FSA”) for (i) advertising and marketing materials provided to prospective students regarding the transferability of certain credit, (ii) documents produced in response to the CFPB's August 10, 2015 Civil Investigative Demand related to the CFPB's investigation to determine whether for-profit postsecondary education companies or other unnamed persons have engaged in or are engaging in unlawful acts or practices related to the advertising, marketing or origination of private student loans, (iii) certain documents produced in response to subpoenas and interrogatories issued by the Attorney General of the State of California and (iv) records created between 2009 and 2012 related to the disbursement of certain Title IV funds. The FSA is investigating representations made by Ashford University to potential and enrolled students, and has asked us and Ashford to assist in its assessment of Ashford's compliance with the prohibition on substantial misrepresentations. We, together with Ashford, intend to provide the FSA with our full cooperation with a view toward demonstrating the compliant nature of our practices.
In addition, the Department is currently conducting a program review to assess Ashford University's administration of the Title IV programs in which it participates, which covers in part students identified in the 2009-2012 calendar year data provided by Ashford to the Department in response to the FSA's December 10, 2015 request for information. For additional information regarding the program review, see “— Compliance reviews, audits and reports — Department of Education program reviews” below.

Return of Title IV funds for students who withdraw
If a student who has received Title IV funds withdraws, the institution must determine the amount of Title IV program funds the student has earned pursuant to applicable regulations. If the student withdraws during the first 60% of any payment period (which, for our undergraduate online students, is typically a 20-week term consisting of four five-week courses), the amount of Title IV funds that the student has earned is equal to a pro rata portion of the funds the student received or for which the student would otherwise be eligible for the payment period. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV funds received. If the student has not earned all of the Title IV funds disbursed, the institution must return the unearned funds to the appropriate lender or the Department in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If an institution's annual financial aid compliance audit in either of its two most recently completed fiscal years determines that 5% or more of such returns were not timely made, the institution may be required to submit a letter of credit in favor of the Department equal to 25% of the amount of unearned Title IV funds the institution was required to return for its most recently completed fiscal year. For the fiscal year ended December 31, 2016, our institutions did not exceed the 5% threshold for late refunds sampled.
Ashford University's administration of Title IV program funds during the period from July 1, 2006 through June 30, 2007, including the return of unearned Title IV funds during the period, was the subject of a compliance audit previously conducted by the OIG. Ashford University received a final audit determination on February 22, 2017 from the Department that was dated February 14, 2017. The determination maintains that Ashford University owes the Department $322,137 as a result of incorrect refund calculations and refunds that were not made or made late, and that Ashford ensure it properly enforces its policies and is in compliance with regulations related to disbursement of Title IV, HEA funds. The Department closed or required no further action on all other prior OIG findings.  Ashford University is evaluating the determination and has 45 days to submit an appeal to the Secretary of Education, see “— Compliance reviews, audits and reports” below.
Gainful employment
On October 31, 2014, the Department published gainful employment regulations impacting programs required to prepare graduates for gainful employment in a recognized occupation. Almost all academic programs offered by Title IV-participating private sector institutions of higher education must prepare students for gainful employment in a recognized occupation. The gainful employment regulations became effective July 1, 2015, with certain institutional disclosure requirements which became effective January 1, 2017.
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

The accountability measures will typically weigh a calculated debt burden from graduates who completed their studies three and four years prior to the measuring academic year and earnings from the most recent calendar year prior to the conclusion of the measuring academic year. Thus for the 2014-2015 academic year, the two-year cohort will include graduates from the 2010-2011 and 2011-2012 academic years and earnings for those graduates from calendar year 2014.

On October 20, 2016, we received draft debt-to-earnings rates and certain underlying data from the Department for the first gainful employment measurement year, and on January 8, 2017 we received our institutions' final debt-to-earnings rates for the first gainful employment measurement year. Based on the final rates, none of our programs were determined to fail, two of our current programs were determined to be in the zone and one additional program that was discontinued prior to the issuance of the gainful employment regulations was determined to be in the zone. These results are significant given the framework discussed above, as a program would be disqualified from participation in Title IV programs only if it were to fail for two out of three consecutive years, or either fail or be in the zone for three out of four consecutive years. The gainful employment regulations contemplate a transition period in the first several years to afford institutions the opportunity to make changes to their programs and retain Title IV eligibility. We continue to review the information provided by the Department to understand the potential impact of the gainful employment regulations on our programs, and we will continue to evaluate options related to new programs or adjustments to current programs that could help mitigate the potential adverse consequences of the regulations.
Defense to repayment
On June 18, 2015, the Department announced processes that will be established to assist students who may have been the victims of fraud in gaining relief under the “defense to repayment” provisions of the Direct Loan Program regulations. Rarely used in the past, the defense to repayment provisions currently in effect allow a student to assert as a defense against repayment of federal direct loans any commission of fraud or other violation of applicable state law by the school related to such loans or the educational services for which the loans were provided.
On June 16, 2016, the Department published proposed regulations regarding borrower defense to repayment and related matters, and on October 28, 2016, the Department published its final regulations with an effective date of July 1, 2017. The new regulations allow a borrower to assert a defense to repayment on the basis of a substantial misrepresentation, any other misrepresentation in cases where certain other factors are present, a breach of contract or a favorable nondefault contested judgment against a school for its act or omission relating to the making of the borrower's loan or the provision of educational services for which the loan was provided. In addition, the financial responsibility standards contained in the new regulations establish the conditions or events that trigger the requirement for an institution to provide the Department with financial protection in the form of a letter of credit or other security against potential institutional liabilities. Triggering conditions or events include, among others, certain state, federal or accrediting agency actions or investigations, and in the case of publicly traded companies, receipt of certain warnings from the SEC or the applicable stock exchange, or the failure to timely file a required annual or quarterly report with the SEC. The new regulations also prohibit schools from requiring that students agree to settle future disputes through arbitration.
Potential sanctions for noncompliance with Title IV regulations
The Department can impose sanctions for violating the statutory and regulatory requirements of Title IV programs, including:

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

Compliance reviews, audits and reports
Our institutions are subject to reviews in connection with periodic renewals of certification to participate in Title IV programs, as well as announced and unannounced compliance reviews and audits by various external agencies, including the Department and the OIG. State licensing agencies, the U.S. Department of Veterans Affairs and accrediting bodies may also conduct audits and reviews of a similar fashion. In addition, as part of the Department's ongoing monitoring of institutions' administration of Title IV programs, the Higher Education Act requires institutions to submit to the Department an annual Title IV compliance audit conducted by an independent certified public accounting firm. Each institution must also annually submit audited financial statements prepared in accordance with GAAP and Department regulations to enable the Department to make a determination of an institution's financial responsibility.
Office of Inspector General compliance audit
The OIG is responsible for promoting the efficiency, effectiveness and integrity of the Department's programs and operations, including through the performance of general audits of institutions' administration of federal funds and investigations of fraud, abuse or other wrongdoing by institutions.
In January 2011, Ashford University received a final audit report from the OIG regarding the compliance audit commenced in May 2008 and covering the period July 1, 2006 through June 30, 2007. The audit covered Ashford's administration of Title IV program funds, including compliance with regulations governing institutional and student eligibility, awards and disbursements of Title IV program funds, verification of awards and returns of unearned funds during that period, and its compensation of financial aid and recruiting personnel during the period May 10, 2005 through June 30, 2009. The final audit report contained audit findings for the 2006-2007 award year and related recommendations to the FSA. In February 2011, Ashford provided the FSA with a detailed response to the OIG's final audit report.
Ashford University received a final audit determination on February 22, 2017 from the Department that was dated February 14, 2017. The determination maintains that Ashford owes the Department $322,137 as a result of incorrect refund calculations and refunds that were not made or made late, and that Ashford University ensure it properly enforces its policies and is in compliance with regulations related to disbursement of Title IV, HEA funds. The Department closed or required no further action on all other prior OIG findings.  Ashford University is evaluating the determination and has 45 days to submit an appeal to the Secretary of Education.
Department of Education program reviews
The Department periodically reviews institutions participating in Title IV programs for compliance with applicable laws and regulations.
On July 31, 2014, the Department notified Ashford University that it intended to conduct a program review of Ashford’s administration of Title IV programs in which the university participates. The review commenced on August 25, 2014. Ashford was provided with the Department's initial program review report and responded to such initial report. On August 2, 2016, the Department issued a Final Program Review Determination (the “FPRD”), which stated that Ashford’s responses have resolved eight of the twelve findings from the Department’s initial report. Of the four findings that were not resolved by Ashford’s responses, the first three related to (i) overawards in excess of financial need, (ii) lack of verifications of enrollment status before disbursement and (iii) disbursement of direct subsidized loan funds in excess of the aggregate maximum, respectively. With respect to these three findings, the Department found that Ashford’s revised policies and procedures, if implemented as drafted, are adequate, and the Department assessed monetary liabilities of approximately $138,000 against Ashford related to overpayments to students. With respect to the fourth unresolved finding, which related to compliance with Drug and Alcohol Abuse Prevention Program requirements, the FPRD noted that this finding would not have been designated as a reportable condition if accurate and complete information to substantiate Ashford’s claims of compliance had been provided during the site visit. The FPRD stated that in spite of this concern, the Department’s examination showed that the identified compliance issue was, for the most part, satisfactorily addressed by Ashford’s response and enhanced internal policies and procedures, and that the Department has accepted the university’s response and considers this finding to be closed for purposes of the program review. On October 5, 2016, Ashford received a letter from the Department indicating that, in reference to the documentation received from Ashford in response to instructions provided in the FPRD, all requirements have been addressed and the institution may now consider the program review closed, with no further action required.
On July 7, 2016, Ashford University was notified by the Department that an off-site program review had been scheduled to assess Ashford’s administration of the Title IV programs in which it participates. The off-site program review commenced on July 25, 2016 and initially covers students identified in the 2009-2012 calendar year data previously provided by Ashford to the Department in response to a request for information received from the Multi-Regional and Foreign School Participation Division of the FSA on December 10, 2015, but may be expanded if appropriate. On December 9, 2016, the Department informed Ashford that it intended to continue the program review on-site at Ashford. The on-site program review commenced on January 23, 2017 and initially covers the 2015-2016 and 2016-2017 award years, but may be expanded if appropriate.
Adding teaching locations and implementing new educational programs
The requirements and standards of accrediting agencies, state education agencies and the Department limit our institutions' ability in certain instances to establish additional teaching locations or implement new educational programs. WSCUC, HLC and state education agencies that may authorize or accredit our institutions or their programs generally require institutions to notify them in advance of adding certain new locations or implementing certain new programs, and may undertake a review of the quality of the facility or the program and the financial, academic and other qualifications of the institution. In addition, if an institution participating in Title IV programs plans to add a new location or educational program, the institution must apply under certain circumstances to the Department to have the new location or educational program designated as within the scope of the institution's Title IV eligibility.
As previously discussed, Ashford University was provisionally certified for Title IV eligibility until September 30, 2016 and now continues to be eligible on a month-to-month basis pending the issuance by the Department of a decision on Ashford's application for recertification. During the time when an institution is provisionally certified, it must apply for and receive approval from the Department for any substantial change, including but not limited to the establishment of an additional location, an increase in the level of academic offerings or the addition of certain programs.
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
Privacy of student records
The Family Educational Rights and Privacy Act of 1974 (“FERPA”) and the Department's FERPA regulations require educational institutions to, among other things, protect the privacy of students' educational records by limiting an institution's disclosure of a student's personally identifiable information without the student's prior written consent. If an institution fails to comply with FERPA, the Department may require the institution to take corrective action or may terminate the institution's receipt of federal funds. Educational institutions are also obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act (“GLBA”), which requires an institution to, among other things, develop and maintain a comprehensive written information security program designed to protect against the unauthorized disclosure of personally identifiable financial information of students, parents or other individuals with whom such institution has a customer relationship. If an institution fails to comply with the applicable GLBA requirements, it may be required to take corrective action, be subject to monitoring and oversight by the FTC, and be subject to fines or penalties imposed by the FTC.
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
The regulations also provide that if an institution is offering postsecondary education through distance or correspondence education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements in order to legally offer postsecondary distance or correspondence education to students in that state. Additionally, upon request by the Department, an institution must be able to document that it has the applicable state approval. For additional information, see “— State Education Licensure and Regulation” below.
State Education Licensure and Regulation
California, Iowa and Colorado
The Higher Education Act requires Ashford University and University of the Rockies to be legally authorized in the states in which they are physically located in order to participate in Title IV programs, and Department regulations impose Title IV program requirements for an institution to be considered legally authorized by a state.
Ashford University has designated its San Diego, California facilities as its main campus for Title IV purposes and has been approved by the BPPE to operate in California until July 15, 2018. For additional information, see “Regulation — Licensure by California BPPE” above. Ashford University also has a campus located in Iowa and is registered as a postsecondary school in the State of Iowa by the Iowa College Student Aid Commission (“ICSAC”). In a December 16, 2016 letter to Ashford, ICSAC's Postsecondary Registration Administrator approved Ashford's registration in Iowa for a two-year renewal period ending November 19, 2017. To maintain its Iowa registration, the university must comply with applicable requirements under Iowa statutes and rules.
University of the Rockies is located in the State of Colorado and is authorized to operate by the Colorado Commission on Higher Education. To maintain its Colorado authorization, the university must comply with applicable requirements under Colorado statutes and rules.
Additional state regulation
Most state education agencies impose regulatory requirements on educational institutions operating within their boundaries. Several states have sought to assert jurisdiction over out-of-state educational institutions offering online programs that have no physical location or other presence in the state but have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. In addition to California, Iowa and Colorado, we have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the applicable state education agency, and we have obtained state education agency approvals in certain states as determined necessary in connection with our marketing and recruiting activities. We review state licensure requirements on a regular basis to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization. Because we enroll students throughout the United States, we may have to seek licensure or authorization in additional states in the future.

The Iran Threat Reduction and Syria Human Rights Act of 2012
During 2016, Santander Asset Management Investment Holdings Limited (“SAMIH”) engaged in certain activities that are subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. These activities are disclosed in Exhibit 99.1 to this annual report. Affiliates of Warburg Pincus, LLC (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of and have the right to designate members of the board of directors of SAMIH. We will be required to separately file with the SEC, concurrently with this annual report, a notice that such activities have been disclosed in this annual report, which notice must also contain the information required by Section 13(r) of the Exchange Act.

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
Risks Related to the Extensive Regulation of Our Business
If our institutions fail to comply with applicable regulatory requirements, they could face monetary liabilities or penalties, operational restrictions, or loss of eligibility to participate in Title IV programs from which we derive most of our revenue.
To participate in Title IV programs, an institution must be (i) legally authorized to operate in the state in which it is physically located, (ii) accredited by an accrediting agency recognized by the Department as a reliable indicator of educational quality and (iii) certified as an eligible institution by the Department. As a result, we are subject to extensive regulation by the Department, WSCUC and HLC (our institutions' accrediting agencies), and state education agencies. These regulatory requirements cover many aspects of our operations. They also restrict our ability to acquire or open new schools, add new educational programs, expand existing educational programs, change our corporate structure or ownership, and make other substantive changes to our business. Given that the Department, WSCUC, HLC and state education agencies periodically revise their requirements and modify their interpretations of existing requirements, we cannot reliably predict how these regulatory requirements will be applied or whether we will be able to comply with all of the requirements. If one of our institutions fails to comply with these regulatory requirements, the Department could impose sanctions on that institution, including monetary liabilities or penalties, operational restrictions, or loss of eligibility to participate in Title IV programs from which we derive most of our revenue. For additional information, see “Regulation — Department Regulation of Title IV Programs — Potential effect of noncompliance with Title IV regulations” in Item 1, “Business.” If our institutions were to lose eligibility to participate in Title IV programs or were to have such participation substantially curtailed, enrollments and our revenues, financial condition, cash flows and results of operations would be materially and adversely affected.
Our institutions must periodically seek recertification to participate in Title IV programs and may, in certain circumstances, be subject to review or other action by the Department in connection with such recertification.
An institution must periodically seek recertification from the Department to continue to participate in Title IV programs and may, in certain circumstances, be subject to review or other action by the Department in connection with such recertification. The current certification for University of the Rockies expired on June 30, 2016, and Ashford University was provisionally certified until September 30, 2016. Both universities have submitted applications for recertification and their eligibility continues on a month-to-month basis pending the Department's issuance of a decision on their respective applications. The Department may review an institution's continued certification to participate in Title IV programs in the event of a change of control, and may take emergency action to suspend an institution's certification without advance notice if it determines the institution is violating Title IV requirements and immediate action is necessary to prevent misuse of Title IV funds. If the Department revokes or does not renew our institutions' certifications to participate in Title IV programs, our institutions' students would no longer be able to receive Title IV funds, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Ashford University is provisionally certified by the Department, which may make it more vulnerable to unfavorable Department action and place additional regulatory burdens on its operations.
Ashford University is currently provisionally certified by the Department on a month-to-month basis pending the Department's issuance of a decision on Ashford's application for recertification. The Department typically places an institution on provisional certification following a change in ownership resulting in a change of control, and may provisionally certify an institution for other reasons including, but not limited to, failure to comply with certain standards of administrative capability or financial responsibility. During the time when an institution is provisionally certified, it may be subject to adverse action with fewer due process rights than those afforded to other institutions. For example, Ashford's provisional status could subject it to additional sanctions if the Department were to find that Ashford engaged in substantial misrepresentation, including the revocation of its program participation agreement or the imposition of limitations on its participation in Title IV programs. In addition, an institution that is provisionally certified must apply for and receive approval from the Department for any substantial change including, but not limited to, the establishment of an additional location, an increase in the level of academic offerings or the addition of certain programs. Any adverse action by the Department or increased regulatory burdens as a result of Ashford's provisional status could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our institutions' failure to maintain accreditation would denigrate the value of their educational programs and result in a loss of eligibility to participate in Title IV programs.
An institution must be accredited by an accrediting agency recognized by the Department to participate in Title IV programs. Ashford University is accredited by WSCUC and University of the Rockies is accredited by HLC. For additional information, see “Regulation — Accreditation — Evaluations and renewals of accreditation” in Item 1, “Business.” Each of WSCUC and HLC is recognized by the Department as a reliable authority regarding the quality of education and training provided by the institutions it accredits. To remain accredited, our institutions must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. If either of our institutions fails to satisfy any of the standards of its accrediting agency, it could lose its accreditation. Loss of accreditation by either of our institutions would denigrate the value of its educational programs and would result in its loss of eligibility to participate in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
If WSCUC or HLC loses recognition by the Department, our institutions could lose their ability to participate in Title IV programs.
In order to participate in Title IV programs, an institution must be accredited by an accrediting body recognized by the Department. Both WSCUC and HLC are recognized by the Department. If the Department ceased to recognize WSCUC or HLC for any reason, Ashford University or University of the Rockies, as applicable, would not be eligible to participate in Title IV programs unless the Department continued to certify the eligibility of the institutions to participate in Title IV programs. The Department may continue to certify an institution for a period of no longer than 18 months after the date on which recognition of the accrediting body ceased. The inability of our institutions to participate in Title IV programs would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our institutions may lose eligibility to participate in Title IV programs or face other sanctions if they are not legally authorized to operate in the states in which they are physically located.
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. For additional information, see “Regulation — Department Regulation of Title IV Programs — State authorization” in Item 1, “Business.” Ashford University's California facilities have been designated as its main campus for Title IV purposes, and Ashford also has a campus located in Iowa. Ashford has been authorized by the BPPE to operate in California and is registered as a postsecondary school in Iowa by ICSAC. University of the Rockies is located in Colorado and is authorized to operate by the Colorado Commission on Higher Education. To maintain these authorizations and registrations, Ashford University and University of the Rockies must comply with applicable requirements under the statutes and rules of the applicable state. Any loss of authorization to operate by our institutions and the resulting imposition of sanctions, including the loss of authorization to deliver educational programs and grant degrees and other credentials and the loss of eligibility to participate in Title IV programs, would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our failure to comply with the regulations of various states where we are not physically located could preclude us from recruiting or enrolling students in those states or result in such students being ineligible to receive Title IV funds.
Department regulations provide that if an institution is offering postsecondary education through distance or correspondence education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements in order to legally offer postsecondary distance or correspondence education to students in that state. Several states have sought to assert jurisdiction over online educational institutions that have no physical location or other presence in the state but that offer educational services to students who reside in the state or that advertise to or recruit prospective students in the state. We have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the applicable state education agency, and we have obtained state education agency approvals in certain states as determined necessary in connection with our marketing and recruiting activities. For additional information, see “Regulation — State Education Licensure and Regulation — Additional state regulation” in Item 1, “Business.”
Our changing business and the constantly changing regulatory environment require us to regularly evaluate our state regulatory compliance activities. Although our institutions have a process for evaluating the compliance of their online educational programs with state requirements regarding distance and correspondence learning, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and are subject to change. Consequently, a state education agency could disagree with our conclusion that we are not required to obtain a license or authorization in the state or could determine that we are not in compliance with state requirements, and may subject us to sanctions including the loss of state licensure or authorization, imposition of restrictions on our activities in the state, or imposition of fines and penalties. In addition, any failure to comply with state regulatory requirements, or any enactment of new or modified state regulations, may result in our inability to enroll students or receive Title IV funds for students in those states, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Ashford University is approved by the BPPE to operate in California, which presents a greater reporting burden and may subject the university to increased regulatory or political scrutiny.
In connection with its transition to WSCUC accreditation, Ashford University designated its San Diego, California facilities as its main campus for Title IV purposes and submitted an Application for Approval to Operate an Accredited Institution to the BPPE on September 10, 2013. In April 2014, Ashford’s application was granted and the university was approved by the BPPE to operate in California until July 15, 2018. As a result, the university is subject to laws and regulations applicable to private, postsecondary educational institutions located in California, including reporting requirements related to graduation, employment and licensing data, certain changes of ownership and control, faculty and programs, and student refund policies. Ashford also remains subject to other state and federal student employment data reporting and disclosure requirements. In addition, the BPPE is required to conduct compliance inspections for its approved institutions, and on October 12, 2016, the BPPE conducted a compliance inspection of Ashford University. Ashford is working with the BPPE to resolve any issues identified in connection with the compliance inspection. Compliance with the additional reporting and disclosure obligations arising as a result of Ashford's operation as a BPPE-approved institution may result in material additional costs and increased regulatory or political scrutiny of the university.
Our institutions could lose eligibility to participate in Title IV programs or face other sanctions if they derive more than 90% of their respective revenues from these programs.
Under the Higher Education Act, a proprietary institution loses eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues (calculated in accordance with Department regulations) from Title IV program funds for two consecutive fiscal years. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification and may be subject to other enforcement measures. In the fiscal years ended December 31, 2016, 2015 and 2014, Ashford University derived 81.2%, 80.9% and 83.4%, respectively, and University of the Rockies derived 86.5%, 86.6% and 88.3%, respectively, of their respective revenues from Title IV program funds. Ashford University and University of the Rockies continue to monitor their respective 90/10 rule calculations and their compliance with the 90/10 rule.
Revenue derived from government tuition assistance for military personnel, including veterans, is not considered federal student aid for purposes of calculations under the 90/10 rule, and accordingly helps our institutions satisfy the 90/10 rule. As of December 31, 2016, approximately 25.6% of our institutions' students were affiliated with the military, some of whom are eligible to receive government tuition assistance that may be used to pursue postsecondary degrees. If there were a reduction in funding of government tuition assistance for military personnel, including veterans, or if our revenue derived from such funding were otherwise to decrease, it could be significantly more difficult for our institutions to satisfy the 90/10 rule. On May 20, 2016, the Company received a letter from the Iowa Department of Education (the “Iowa DOE”) indicating that, as a result of the planned closure of the Clinton Campus, the ISAA would no longer continue to approve Ashford’s programs for GI Bill benefits after June 30, 2016. The Iowa DOE subsequently issued a stay of the ISAA’s withdrawal of approval of Ashford’s programs for GI Bill benefits until 90 days from June 20, 2016. On September 15, 2016, in response to a Petition for Declaratory and Injunctive Relief filed by Ashford University, the Iowa District Court for Polk County entered a written order (the “Order”) staying the Iowa DOE’s announced intention to withdraw the approval of Ashford as a GI Bill eligible institution until the entry of a final and appealable order and judgment in the action. Pursuant to the Order, the ISAA will continue to approve Ashford’s programs for GI Bill benefits until such final and appealable order has been entered. At this time, we cannot predict the eventual outcome of this litigation, and any potential delays or gaps in coverage for GI Bill benefits could have a material adverse effect on current and future military student enrollment and the Company’s revenues, financial condition, cash flows and results of operations, and could make it significantly more difficult for our institutions to satisfy the 90/10 rule.
Changes in federal law that increase Title IV grant and loan limits may result in an increase in the revenues we receive from Title IV programs and make it more difficult for our institutions to satisfy the 90/10 rule. In addition, Congress could propose and adopt legislation that amends the 90/10 rule in ways that make it more difficult for our institutions to satisfy the 90/10 rule. Failure to satisfy the 90/10 rule could result in our institutions losing eligibility to participate in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our institutions may lose eligibility to participate in Title IV programs if too many students default on their loans.
For each federal fiscal year, the Department calculates a rate of student defaults over a three-year measuring period for each educational institution, which is known as a “cohort default rate.” An institution may lose its eligibility to participate in the Direct Loan Program and the Federal Pell Grant Program if for each of the three most recent federal fiscal years 30% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. The most recent official three-year cohort default rates for Ashford University for the 2013, 2012 and 2011 federal fiscal years were 14.5%, 15.3% and 15.3%, respectively. The most recent official three-year cohort default rates for University of the Rockies for the 2013, 2012 and 2011 federal fiscal years were 3.8%, 4.3% and 6.6%, respectively. If too many of our institutions' students were to default on their loans resulting in an increase in our institutions' respective cohort default rates, our institutions may lose eligibility to participate in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
The failure of our institutions to demonstrate financial responsibility may result in a loss of eligibility to participate in Title IV programs or require the posting of a letter of credit in order to maintain eligibility to participate in Title IV programs.
To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the Department. For additional information regarding the Department's financial responsibility requirements, see “Regulation — Department Regulation of Title IV Programs — Financial responsibility” in Item 1, “Business.” One measure of financial responsibility is an institution's composite score, a number between negative 1.0 and positive 3.0. An institution's composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department oversight. We expect the consolidated composite score to be 2.0 for the year ended December 31, 2016; however, the consolidated calculation is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2016. If our institutions are found not to have satisfied the Department's financial responsibility requirements, they could be limited in their access to or lose Title IV program funding, or they may be required to post a letter of credit in favor of the Department and possibly accept other conditions to their participation in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
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
The Department's regulations require institutions that participate in Title IV programs to refer to the OIG credible information indicating that any applicant, employee, third-party servicer or agent of the institution that acts in a capacity that involves administration of Title IV programs has been engaged in any fraud or other illegal conduct involving Title IV programs. If the systems and processes that we have established to detect and prevent fraud are inadequate, the Department may find that we do not satisfy its “administrative capability” requirements. In addition, our institutions' ability to participate in Title IV programs is conditioned on their maintaining accreditation by an accrediting agency that is recognized by the Department. Under the Higher Education Act, accrediting agencies that evaluate institutions offering distance learning programs, as our institutions do, must require such institutions to have processes by which they establish that a student who registers for a distance education program is the same student who participates in and receives credit for the program. Failure to adequately detect fraudulent activity related to student enrollment and financial aid could cause our institutions to fail to meet their accrediting agencies' standards and result in the loss of accreditation at the discretion of such accrediting agencies. Any failure to satisfy the Department's administrative capability requirements or any loss of accreditation as a result of a failure to detect and prevent fraudulent activity could result in limits on or loss of our institutions' eligibility to participate in Title IV programs and have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.

Our institutions could lose eligibility to participate in Title IV programs or face other sanctions if they pay incentive compensation to persons or entities involved in certain recruiting, admissions or financial aid awarding activities.
The Higher Education Act prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on securing enrollments or financial aid to any persons or entities involved in student recruiting or admissions activities or making decisions about the award of student financial assistance. For additional information, see “Regulation — Department Regulation of Title IV Programs — Incentive compensation” in Item 1, “Business.” The criteria for complying with the Department's rules prohibiting incentive compensation are not clear in all circumstances, and the Department will not review or approve compensation plans prior to their implementation.
If it were determined that one of our institutions violated the incentive compensation rule, the institution could be subject to monetary liabilities or administrative action to impose a fine or to limit, suspend or terminate its eligibility to participate in Title IV programs, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our institutions may lose eligibility to participate in Title IV programs or face other sanctions if the Department or other federal agencies determine they have misrepresented the nature of educational programs, financial charges or graduate employability.
The Higher Education Act prohibits an institution participating in Title IV programs from engaging in substantial misrepresentation regarding the nature of its educational programs, its financial charges or the employability of its graduates. Given the Department's broad definition of “substantial misrepresentation,” it is possible that despite our training efforts and compliance programs, our institutions' employees or service providers may make statements that could be construed as substantial misrepresentations. In addition to the Department's prohibition on substantial misrepresentation, for-profit educational institutions are subject to the general deceptive practices jurisdiction of the FTC and the CFPB. The FSA is currently investigating representations made by Ashford University to potential and enrolled students, and has asked us and Ashford to assist in its assessment of Ashford's compliance with the prohibition on substantial misrepresentations. We, together with Ashford, intend to provide the FSA with our full cooperation with a view toward demonstrating the compliant nature of our practices. In addition, the Department is currently conducting an off-site program review to assess Ashford's administration of the Title IV programs in which it participates, which covers in part students identified in the 2009-2012 calendar year data provided by Ashford to the Department in connection with the FSA's investigation. For additional information, see “Regulation — Department Regulation of Title IV Programs — Substantial misrepresentation” in Item 1, “Business.”
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
An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion, and must return those unearned funds in a timely manner, generally within 45 days of the date the institution determines that the student has withdrawn. For additional information, see “Regulation — Department Regulation of Title IV Programs — Return of Title IV funds for students who withdraw” in Item 1, “Business.” Failure to make timely returns of Title IV program funds for 5% or more of students sampled in the institution's annual financial aid compliance audit in either of its two most recently completed fiscal years can result in an institution having to post a letter of credit equal to 25% of the amount of unearned Title IV funds the institution was required to return for its most recently completed fiscal year. For the fiscal year ended December 31, 2016, our institutions did not exceed the 5% threshold for late refunds sampled. If unearned funds are not properly calculated and returned in a timely manner, an institution may also be subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV programs.

Our institutions may be required to modify or eliminate certain programs, or certain programs may lose Title IV eligibility, if they do not lead to gainful employment in a recognized occupation, as determined by the Department.
In October 2014, the Department published gainful employment regulations impacting programs required to prepare graduates for gainful employment in a recognized occupation. Almost all academic programs offered by Title IV-participating private sector institutions of higher education must prepare students for gainful employment in a recognized occupation. The gainful employment regulations became effective July 1, 2015, with certain institutional disclosure requirements which became effective January 1, 2017. For additional information about the gainful employment regulations, see “Regulation — Department Regulation of Title IV Programs — Gainful employment” in Item 1, “Business.”
On October 20, 2016, we received draft debt-to-earnings rates and certain underlying data from the Department for the first gainful employment measurement year, and on January 8, 2017 we received our institutions' final debt-to-earnings rates for the first gainful employment measurement year. Based on the final rates, none of our programs were determined to fail, two of our current programs were determined to be in the zone and one additional program that was discontinued prior to the issuance of the gainful employment regulations was determined to be in the zone. These results are significant given the framework of the gainful employment regulations, as a program would be disqualified from participation in Title IV programs only if it were to fail for two out of three consecutive years, or either fail or be in the zone for three out of four consecutive years. The regulations contemplate a transition period in the first several years to afford institutions the opportunity to make changes to their programs and retain Title IV eligibility. We continue to review the information provided by the Department to understand the potential impact of the gainful employment regulations on our programs, and we will continue to evaluate options related to new programs or adjustments to current programs that could help mitigate the potential adverse consequences of the regulations.
Under the final gainful employment regulations, the continuing eligibility of certain of our educational programs for Title IV program funding is at risk due to a number of factors, some of which are beyond our control including, without limitation, changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, and changes in the percentage of our former students who are current in repayment of their student loans. The factors noted above could reduce our ability to confidently offer or continue certain types of programs for which there is a market demand. Management is considering whether certain programs will be able to avoid falling into the fail or zone categories in the future through adjustments to program price or the duration of programs, if appropriate and consistent with programmatic standards and as permitted by applicable regulations. There can be no assurance that these adjustments will result in compliance with the gainful employment regulations. For programs where such adjustments are not feasible or do not result in compliance with the gainful employment regulations, we may discontinue such programs. The adjustment or discontinuation of any of our programs, or the loss of Title IV eligibility for certain of our programs if not adjusted or discontinued, could have a material adverse effect on enrollments and our business, financial condition, results of operations and cash flows.
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
Under the new regulations regarding borrower defense to repayment, our institutions could face claims by students based on the expanded circumstances in which students may assert a defense to repayment of their student loans, and the Department may be entitled to seek recoupment of student loans discharged pursuant to the regulations. The FSA is currently investigating representations made by Ashford University to potential and enrolled students, and has asked the Company and Ashford to assist in its assessment of Ashford’s compliance with the prohibition on substantial misrepresentations. In addition, our institutions are from time to time subject to certain actions or investigations by various state, federal or accrediting agencies, and as a public company we would be subject to the additional triggering events outlined by the Department in the new regulations; therefore, we may be required to post a letter of credit or provide some other form of security to the Department, which could result in the imposition of significant restrictions on us and our ability to operate. Any assertion by our institutions’ students of defenses to repayment, including any resulting liability to, or remedial action against, our institutions, and any significant restrictions imposed on us or our ability to operate resulting from a requirement to post a letter of credit or other security, could damage our reputation in the industry and have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our institutions cannot offer new programs, expand their physical operations into certain states or acquire additional schools if such actions are not approved in a timely fashion by the applicable regulatory agencies, and Title IV funds disbursed to students enrolled in any such programs, states or acquired schools may have to be repaid if prior approval is not obtained.
Our operating plans may include the offering of new educational programs by our institutions, some of which may require regulatory approval. In addition, we or our institutions may increase physical operations in additional states or seek to acquire additional schools. Because Ashford University is provisionally certified, it must apply for and receive approval from the Department for any substantial change, including but not limited to the establishment of an additional location, an increase in the level of academic offerings or the addition of certain programs. If we or our institutions are unable to obtain the necessary approvals for such new programs, operations or acquisitions or, in the case of Ashford University, a substantial change, from the Department, WSCUC, HLC or any applicable state education agency or other accrediting agency, or if we or our institutions are unable to obtain such approvals in a timely manner, the ability to consummate such actions and provide Title IV funds to any affected students would be impaired, which could have a material adverse effect on our business. If we or our institutions were to determine erroneously that any such action did not require approval or that all required approvals have been obtained, our institutions could be liable for repayment of the Title IV program funds provided to students in the affected program or at the affected location, which could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.
If regulators do not approve, or if they delay their approval of, transactions involving a change of control of our company, our ability to participate in Title IV programs may be impaired.
If we or either of our institutions undergoes a change of control under the standards of the Department, WSCUC, HLC, or applicable state education agencies, we must seek the approval of each such regulatory agency. For additional information, see “Regulation — Department Regulation of Title IV Programs — Change in ownership resulting in a change of control” in Item 1, “Business.” A failure by us or one of our institutions to reestablish its Department certification, accreditation or state authorization, as applicable, following a change of control could result in a suspension or loss of operating authority or the ability to participate in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Governmental proceedings or other claims and lawsuits asserting regulatory noncompliance could result in monetary liabilities or penalties, injunctions or loss of Title IV funding for students at our institutions.
Because we operate in a highly regulated industry, we and our institutions are subject to compliance reviews, claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties, including claims brought by third parties on behalf of the federal government under the federal False Claims Act. If the results of these reviews or proceedings are unfavorable to us or if we are unable to defend successfully against such lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations, loss of Title IV funding, injunctions or other penalties, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. In addition, claims and lawsuits brought against us may damage our reputation or adversely affect our stock price, even if such claims and lawsuits are eventually determined to be without merit. For additional information regarding claims and lawsuits, see Note 21, “Commitments and Contingencies” to our annual consolidated financial statements included elsewhere in this report.
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
On December 16, 2016, the Department released final regulations to clarify state authorization requirements for postsecondary institutions offering distance education that participate in federal student loan programs, as required by the Higher Education Act. Among other things, the final regulations (i) require institutions offering distance education to be authorized by each state in which they enroll students, if such authorization is required by the state, (ii) require institutions to document the state process for resolving student complaints regarding distance education programs, (iii) require public and individualized disclosures to enrolled and prospective students in distance education programs, including disclosures regarding adverse actions taken against the institution, the institution’s refund policies and whether each of the institution’s programs meet applicable state licensure or certification requirements, and (iv) require institutions to explain to students the consequences of moving to a state where the school is not authorized, which could include loss of eligibility for federal student aid. The final regulations recognize authorization through participation in a state authorization reciprocity agreement, as long as the agreement does not prevent a state from enforcing its own consumer laws. The final regulations are scheduled to take effect on July 1, 2018.
On January 20, 2017, Reince Priebus, Assistant to the President and Chief of Staff, issued a Memorandum for the Heads of Executive Departments and Agencies with the subject “Regulatory Freeze Pending Review” pursuant to which a regulatory freeze was implemented to ensure that the President's appointees or designees have the opportunity to review any new or pending regulations, subject to certain exceptions. The issuance of this memorandum and the resulting regulatory freeze and review may affect the proprietary postsecondary education industry by delaying the schedule effective date or otherwise affecting the enactment of applicable regulations.
We cannot predict the scope and content of the regulations that may emerge from these or other rulemaking activities that the Department initiates or the consequences of increased executive regulatory scrutiny. The Company’s compliance with these regulations or any additional or modified regulations, could result in direct and indirect costs related to compliance, increased scrutiny, fines, liabilities, sanctions or lawsuits, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.

Any action by Congress to revise the laws governing Title IV programs or to reduce funding for these programs could negatively impact our business.
Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program through the budget and appropriations process. In 2008, the Higher Education Act was reauthorized through September 2014, and the House Education and Workforce Committee is currently working to reauthorize the Higher Education Act. The Higher Education Act's programs will continue year-to-year without explicit reauthorization as long as Congress appropriates funds for the programs. Congress may propose and pass revisions to the Higher Education Act between reauthorizations by using other legislative vehicles such as budget bills and appropriations bills, which could impact funding for student financial aid programs. Certain members of Congress have proposed legislation that could have an adverse impact on our institutions. Even if this proposed legislation does not pass during the session in which it is introduced, it may be reintroduced or similar legislation may be proposed, or it may serve as a basis of discussion during the reauthorization of the Higher Education Act.
We cannot predict what legislation, if any, will arise out of the reauthorization of the Higher Education Act or other Congressional deliberations, or what impact any such legislation might have on the for-profit education sector and our business in particular. However, any action by Congress that significantly reduces Title IV program funding or the eligibility of our institutions or students to participate in Title IV programs, or that requires us to modify our practices in ways that could increase our administrative costs and reduce our profit margin, would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our regulatory environment and our reputation may be negatively influenced by the actions of other postsecondary institutions.
In recent years, Congressional, federal, state and accrediting agency investigations and civil litigation have been commenced against several postsecondary educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and noncompliance with Department regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Although the media, regulatory and legislative focus has been primarily on the allegations made against these specific companies, broader allegations against the postsecondary sector may negatively impact public perceptions of all postsecondary educational institutions. Such allegations could result in increased scrutiny and regulation of all postsecondary institutions, including Ashford University and University of the Rockies, by the Department, Congress, accrediting bodies, state legislatures or other governmental authorities.
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
We and our institutions are subject to lawsuits, investigations and claims covering a wide range of matters. We are the subject of complaints alleging violations of various laws including, but not limited to, federal securities laws (including a securities class action), the federal False Claims Act and state employment laws, as well as investigations by the SEC, the DOJ and state Attorneys General in California, Iowa, Massachusetts, New York and North Carolina. Derivative shareholder complaints have also been asserted on our behalf against certain of our current and former officers and directors alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment. These and other legal proceedings could cause us to incur significant defense costs, are disruptive to our normal business operations and could damage our reputation and adversely affect our stock price. An adverse outcome of any legal proceeding could result in monetary losses or restrictions on our business, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
For additional information regarding current material legal proceedings involving us and our institutions, including investigations by the SEC, the DOJ and state Attorneys General in California, Iowa, Massachusetts, New York and North Carolina, see Note 21, “Commitments and Contingencies” to our annual consolidated financial statements included elsewhere in this report.
As a percentage of revenues, our bad debt expense is high relative to our competitors. If we are unable to remedy the underlying causes, our bad debt expense could increase, which could have a material adverse effect on our financial condition, cash flows and results of operations.
As a percentage of revenues, our bad debt expense is high relative to our competitors and has increased from 5.3% of revenues for the year ended December 31, 2015 to 6.2% for the year ended December 31, 2016. We believe our bad debt expense is primarily driven by operational policies, timing of financial aid processing and collection management. If we are unable to make appropriate changes, or if our changes are not as effective as anticipated, our bad debt expense could increase, which could have a material adverse effect on our financial condition, cash flows and results of operations.
Future growth of our company may place a strain on our resources.
We experienced significant growth from the time of our initial public offering up through 2012, which increased demands on our management information and reporting systems, data analytics and financial management controls. Such historical growth, as well as any further growth that we may experience, may place a significant strain on our resources. If we are unable to maintain appropriate internal controls, we may experience operating inefficiencies that could increase our costs. Additionally, if we and our institutions fail to hire and retain appropriate levels of personnel in critical areas, we could experience increased student complaints, delays in completing critical business projects, system down-time for both internal and student-facing applications, and potential regulatory noncompliance, any of which could have a material adverse effect on our business and prospects.
If deficiencies in our internal control over financial reporting occur in the future, our consolidated financial statements may contain material misstatements, we could be required to restate our financial results, which could adversely affect our stock price and result in our inability to maintain compliance with applicable stock exchange listing requirements.
In the prior year, Management evaluated our disclosure controls and procedures and internal control over financial reporting, and concluded that each was ineffective as of December 31, 2015. The 2015 Annual Report on Form 10-K reflects management's conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2015. The existence of this prior issue could adversely affect us, our reputation and investors' perception of us.
We have since implemented measures to remediate the underlying causes of those control deficiencies. See Item 9A, “Controls and Procedures.” If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results, which could adversely affect our stock price and result in our inability to maintain compliance with applicable stock exchange listing requirements.
A failure of our information systems to properly store, process and report relevant data may reduce our management’s effectiveness, interfere with our regulatory compliance and increase our operating expenses.
We are heavily dependent on the integrity of our data management systems. If these systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired. Any such impairment could have a material adverse effect on our business, revenues, financial condition, cash flows and results of operations.
Our institutions rely on a third-party vendor to provide the online learning platform for students and related support and hosting.
We have a license agreement with eCollege pursuant to which we license from eCollege an online learning platform for students at our institutions. In September 2016, we entered into an agreement with Instructure pursuant to which we are in the process of migrating from the eCollege learning management system to the Canvas learning management system provided by Instructure. Our institutions currently rely on eCollege for administrative support and hosting of the applicable systems, and will rely on Instructure for administrative support and hosting of the applicable systems once we have migrated to the Canvas learning management system. If eCollege ceases to operate or is unwilling or unable to work with our institutions prior to completion of the migration, if we encounter any issues with Instructure in the process of migrating to the Canvas learning management system, or if our agreement with Instructure is otherwise terminated, the online learning platform for students at our institutions and related administrative support and hosting could be interrupted or become unavailable, which could have a material adverse effect on our business.
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
Our spending is based in significant part on our estimates of future revenue and is largely fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall in revenues in relation to our expectations would have an immediate and material adverse effect on our profitability. In addition, we anticipate increasing operating expenses to expand program offerings and marketing initiatives. Any such increase could cause material losses to the extent we do not generate additional revenues sufficient to cover those expenses.
Intense competition in the postsecondary education market, especially in the online education market, could decrease our market share, increase our cost of recruiting students and put downward pressure on our tuition rates.
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
We intend to (i) hire, develop and train additional employees responsible for student admissions and (ii) retain and continue to develop and train our current student admissions personnel. Our ability to develop and maintain a strong student admissions function may be affected by a number of factors, including our ability to integrate and motivate our admissions counselors, our ability to effectively train our admissions counselors, the length of time it takes new admissions counselors to become productive, regulatory restrictions on the method of compensating admissions counselors and the competition involved in hiring and retaining admissions counselors. If we are unable to hire new employees or retain and develop current employees responsible for student admissions, it could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Enrollment and revenues could decrease if government tuition assistance offered to military personnel is reduced, suspended or eliminated, if scholarships which we offer to military personnel are reduced or eliminated, or if our relationships with military bases deteriorate.
As of December 31, 2016, approximately 25.6% of our institutions' students were affiliated with the military, some of whom are eligible to receive government tuition assistance that may be used to pursue postsecondary degrees. In some cases we also provide scholarships to students who are affiliated with the military. If government tuition assistance offered to military personnel is suspended or otherwise reduced or eliminated, enrollment by military personnel, including veterans, may decline, which could have a material adverse effect on our revenues, financial condition, cash flows and results of operations. Additionally, if in response to future reductions or suspensions in military tuition assistance we determine to reinstitute our Military Tuition Assistance Grant or a similar program, or if we increase our scholarships to students who are affiliated with the military, our per student revenue from military personnel would decline.
We maintain relationships with military bases and provide scholarships to students who are affiliated with the military. If our relationship with any military base deteriorates or we reduce or eliminate these scholarships, enrollment by military personnel, including veterans, may decline, which could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.
A decline in the overall growth of enrollment in postsecondary institutions, or in the number of students seeking degrees online or in our core disciplines, could cause us to experience a further decline in enrollment at our institutions.
Enrollment at our institutions declined to 45,087 at December 31, 2016 as compared to 49,159 at December 31, 2015, and our revenues have declined in recent periods and may continue to decline in the future. In addition, if job growth in the fields related to our institutions' core disciplines is weaker than expected, fewer students may seek the types of degrees that our institutions offer. In order to return to growth in our revenues and increase enrollment at our institutions, our institutions will need to attract and retain a larger percentage of students in existing markets and expand their markets by creating new academic programs. Any further decline in enrollment at our institutions as a result of our inability to attract and retain students in existing markets or expand our markets by creating new academic programs in areas where there is market demand could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.

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
Establishing new academic programs or modifying existing programs requires investments in management and capital expenditures, additional marketing expenses and reallocation of other resources. We and our institutions may have limited experience with programs in new disciplines and may need to modify existing systems and strategies or enter into arrangements with other educational institutions to provide new programs effectively and profitably. If our institutions are unable to increase enrollment in new programs, offer new programs in a cost-effective manner or otherwise manage effectively the operations of newly established academic programs, it could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.
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
If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. At December 31, 2016, 46.5 million shares of our common stock were outstanding.
In addition, as of December 31, 2016, there were 3.6 million shares of our common stock underlying outstanding stock options and 2.1 million shares of our common stock underlying outstanding stock awards, including restricted stock units and performance stock units. All shares subject to outstanding stock options are eligible for sale in the public market to the extent permitted by the provisions of the applicable stock option agreement and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline. Under Rule 144, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144 after one year, subject to applicable restrictions, including volume and manner of sale limitations.
If securities or industry analysts change their recommendations regarding our common stock adversely or cease to cover our company, or if our operating results do not meet their expectations, our stock price could decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business or industry. If one or more of these analysts ceases coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrades our common stock, or if our operating results do not meet their expectations, our stock price could decline.

Our principal stockholder has significant influence over matters requiring stockholder approval and access to our management.
As of December 31, 2016, Warburg Pincus beneficially owned 59.6% of our outstanding common stock. Accordingly, Warburg Pincus may exercise significant influence over the election of our directors, amendments to our certificate of incorporation and bylaws and other actions requiring the vote or consent of our stockholders, including mergers, going private transactions and other extraordinary transactions. The ownership position of Warburg Pincus may have the effect of delaying, deterring or preventing a change of control or a change in the composition of our board of directors.
In February 2009, we entered into a nominating agreement with Warburg Pincus. Under the nominating agreement, as long as Warburg Pincus beneficially owns at least 15% of the outstanding shares of our common stock, we will, subject to our fiduciary obligations, nominate and recommend to our stockholders that two individuals designated by Warburg Pincus be elected to our board of directors. Additionally, if Warburg Pincus beneficially owns less than 15% but more than 5% of the outstanding shares of our common stock, we will, subject to our fiduciary obligations, nominate and recommend to our stockholders that one individual designated by Warburg Pincus be elected to our board of directors. As of December 31, 2016, two directors served on our board of directors.
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
Subject to the rules of the New York Stock Exchange (the “NYSE”), our board of directors has the authority, without any action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of capital stock. At December 31, 2016, there were 300.0 million shares of common stock authorized for issuance under our certificate of incorporation, 46.5 million shares of which were outstanding. At December 31, 2016, there were 20.0 million shares of preferred stock authorized for issuance under our certificate of incorporation, no shares of which were outstanding. Issuances of common stock or voting preferred stock would reduce the influence of our current stockholders over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in the rights of our current stockholders being subject to the prior rights of holders of that preferred stock.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2016, we do not own any property. We lease property in California, Colorado, Iowa and Washington D.C. for campus operations, corporate functions, enrollment services and student support services. Below is a table summarizing our leased properties.

Number of Buildings	Location	Total Square Footage	Lease Expiration	Primary Use
5	San Diego, CA	625,000	2017-2020	Enrollment services, student support services and corporate functions
2	Denver, CO	182,000	2021-2023	Enrollment services, student support services and corporate functions
2	Clinton, IA	36,720	2017	Campus operations, enrollment services and student support services
1	Washington, D.C.	2,000	2017	Corporate functions
Our facilities are utilized consistent with management's expectations, and we believe such facilities are suitable and adequate for current requirements and that additional space can be obtained on commercially reasonable terms to meet any future requirements.
Item 3. Legal Proceedings.
For information regarding legal proceedings, see Note 21, “Commitments and Contingencies” to our annual consolidated financial statements included elsewhere in this report, the text of which is incorporated by reference into this Item 3.
Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “BPI.” The following table sets forth, for each full quarterly period in 2016 and 2015, the high and low sales prices per share of our common stock as reported on the NYSE.

	High	Low
2016
First Quarter	$10.93	$6.15
Second Quarter	$10.49	$6.84
Third Quarter	$8.33	$5.38
Fourth Quarter	$10.86	$6.34
2015
First Quarter	$11.45	$8.96
Second Quarter	$10.38	$8.20
Third Quarter	$9.81	$7.40
Fourth Quarter	$8.95	$7.15
Holders of Record
As of March 1, 2017, there were 19 holders of record of our common stock. This figure does not include an indeterminate number of beneficial owners of our common stock whose shares are held of record by banks, brokers and other financial institutions.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchased no shares of our common stock in the fourth quarter of 2016. For information regarding stock repurchase programs, see Note 17, “Stock Repurchase Programs” to our annual consolidated financial statements included elsewhere in this report.

Performance Graph
The following information shall not be deemed to be “filed” with the SEC, nor shall such information be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such a filing.
The following graph compares the cumulative total return on our common stock over the period from December 31, 2011 through December 31, 2016 to the cumulative total return over the same period of the Russell 3000 Index and a customized peer group of four postsecondary education companies that includes American Public Education, Inc., Capella Education Company, Grand Canyon Education, Inc. and Strayer Education, Inc. The graph assumes an investment of $100 was made in each of our common stock, the index, and the peer group on December 31, 2011, and assumes reinvestment of all dividends. The stock price performance reflected in the graph is not necessarily indicative of future stock price performance.

Item 6. Selected Consolidated Financial Data.
The following selected consolidated financial and other data should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our annual consolidated financial statements included elsewhere in this report. The consolidated statement of income (loss) data, consolidated balance sheet data, and consolidated other data set forth below as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 have been derived from our annual consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods. The risk factors set forth in Item 1A, “Risk Factors” also discuss material risks and uncertainties that could cause the data reflected below not to be indicative of our future financial condition or results of operations. We declared no cash dividends during the periods presented.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statement of Income (Loss) Data:	(In thousands, except per share data)
Revenue	$527,090	$561,729	$638,705	$751,449	$943,405
Operating income (loss)	(40,221)	(42,295)	14,311	68,463	191,627
Net income (loss)	(30,040)	(70,454)	9,688	45,883	121,146
Earnings (loss) per share:
Basic	$(0.65)	$(1.54)	$0.21	$0.85	$2.29
Diluted	(0.65)	(1.54)	0.21	0.83	2.17

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:	(In thousands)
Cash, cash equivalents, restricted cash and investments	$381,769	$373,987	$356,545	$356,435	$514,671
Total assets	463,376	506,766	558,095	570,012	742,413
Total stockholders' equity	280,706	303,650	365,881	344,538	483,196

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Other Data:	(In thousands, except enrollment data)
Cash flows provided by (used in):
Operating activities	$11,083	$18,801	$14,177	$75,538	$143,184
Investing activities	14,741	51,287	(32,996)	115,196	(23,034)
Financing activities	(319)	3,805	2,284	(197,227)	1,868
Period-end enrollment (1):
Online	45,007	48,729	55,081	62,668	80,791
Campus-based	80	430	742	956	1,019
Total	45,087	49,159	55,823	63,624	81,810

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our annual consolidated financial statements and related notes thereto included in Item 8, “Financial Statements and Supplementary Data.” In addition to historical information, this discussion includes forward-looking information that involves risks and uncertainties that could cause actual results to differ materially from management's expectations. See Item 1A, “Risk Factors” and “Special Note Regarding Forward-Looking Statements” at the beginning of this report.
Overview
We are a provider of postsecondary education services through our regionally accredited academic institutions, Ashford University® and University of the RockiesSM. Ashford University offers associate’s, bachelor’s and master’s programs, and University of the Rockies offers master’s and doctoral programs.
As of December 31, 2016, our institutions offered over 1,200 courses and over 80 degree programs. We are also focused on developing innovative new technologies to improve the way students learn, such as Constellation, our proprietary learning platform, and the mobile applications offered by our institutions. For additional information regarding our business, see Item 1, “Business.”
Key operating data
In evaluating our operating performance, our management focuses in large part on our revenue and operating income and period-end enrollment at our academic institutions. The following table, which should be read in conjunction with our annual consolidated financial statements included elsewhere in this report, presents our key operating data for the years ended December 31, 2016, 2015 and 2014 (in thousands, except for enrollment data):

	Year Ended December 31,
	2016	2015	2014
Consolidated Statement of Income (Loss) Data:
Revenue	$527,090	$561,729	$638,705
Operating income (loss)	(40,221)	(42,295)	14,311
Consolidated Other Data:
Period-end enrollment (1)
Online	45,007	48,729	55,081
Campus-based	80	430	742
Total	45,087	49,159	55,823

(1)
We define period-end enrollment as the number of active students on the last day of the financial reporting period. A student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided notice of withdrawal.

Key enrollment trends
Enrollment at our combined academic institutions decreased to 45,087 at December 31, 2016 as compared to 49,159 at December 31, 2015, representing a decrease of 8.3%.
We believe the decline in enrollment over the past few years is partially attributable to a general weakening in the overall industry due to increased regulatory scrutiny, and has also been caused by the initiatives our institutions have put in place to help raise academic quality and improve student outcomes. In addition, we believe total enrollment has also been impacted by recent changes in our marketing channels.
Trends and uncertainties regarding revenue and continuing operations
We continue to focus our efforts on stabilizing and restarting enrollment growth. We launched new program offerings in 2016 and plan to launch additional new program offerings in 2017 to help achieve the goal of stabilizing and restarting enrollment growth. One area in which we continue to experience positive enrollment trends is within our Leadership Development Grant (“LDG”) program. This corporate partnership program provides companies with the opportunity to allow their employees to pursue and complete a college degree without incurring any student debt. While this program remains relatively small compared to our total enrollment, it continues to expand.

In connection with its reapplication for accreditation from WSCUC in 2012, Ashford University made many changes to its operations and business initiatives. These changes included hiring new leadership, implementing smaller class sizes, expanding minimum age-levels for students, implementing the Ashford Promise (an initiative that allows online students to receive a full refund for all tuition and fees if they discontinue their enrollment by the end of the third week of their first class), hiring additional full-time faculty and implementing new program review models. Many of these changes have resulted in higher expense to the organization, primarily in the areas of instructional costs and services, and have contributed to the decline in new enrollment and the resulting decline in revenue.
Restructuring and impairment charges
In July 2015, we committed to the implementation of a plan to close the Clinton Campus during the second quarter of 2016. With the closure of the Clinton Campus, ground-based Ashford University students were provided opportunities to continue to pursue their degrees as reflected in their respective student transfer agreements. We have also implemented various other restructuring plans to better align our resources with our business strategy. The related restructuring charges have primarily been comprised of (i) charges related to the write-off of certain fixed assets and assets abandoned, (ii) student transfer agreement costs, (iii) severance costs related to headcount reductions and (iv) estimated lease losses related to facilities vacated or consolidated. These charges have been recorded in the restructuring and impairment charges line item on our consolidated statements of income (loss).
For information regarding the restructuring and impairment charges recorded in the three years ended December 31, 2016, refer to Note 3, “Restructuring and Impairment Charges” to our annual consolidated financial statements included elsewhere in this report.
Valuation allowance
The cumulative loss incurred over the three-year period ended December 31, 2016 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. The presence of such objective evidence limited our ability to consider in our evaluation subjective evidence such as our projections for future growth. On the basis of our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a full valuation allowance against our deferred tax assets should continue to be maintained as of December 31, 2016.
Liquidity and capital resources and anticipated capital expenditures
We financed our operating activities and capital expenditures during 2016 and 2015 primarily through cash on hand and cash provided by operating activities. At December 31, 2016, we had cash, cash equivalents, restricted cash and investments totaling $381.8 million and no long-term debt. For the year ending December 31, 2017, we expect capital expenditures to be approximately $6.0 million. Based on our current level of operations, we believe that our cash flows from operating activities and our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. However, changes could occur that would consume our available capital resources before that time. Our capital requirements depend on numerous factors, including our ability to continue to generate revenue. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all.
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
Costs and expenses
The following is a description of the costs included in each of our current expense categories:

Instructional costs and services. Instructional costs and services consist primarily of costs related to the administration and delivery of our institutions' educational programs. This expense category includes compensation for online faculty and administrative personnel, curriculum and new program development costs, financial aid processing costs, technology license costs, bad debt expense and costs associated with other support groups that provide services directly to the students. Instructional costs and services also include an allocation of information technology, facility, depreciation and amortization costs.
Admissions advisory and marketing. Admissions advisory and marketing costs include compensation of personnel engaged in marketing and recruitment, as well as costs associated with purchasing leads and producing marketing materials. Our admissions advisory and marketing expenses are generally affected by the cost of advertising media and leads, the efficiency of our marketing and recruiting efforts, salaries and benefits for our enrollment personnel, and expenditures on advertising initiatives for new and existing academic programs. Advertising costs, which consist primarily of the cost of marketing leads, are expensed as incurred or the first time the advertising takes place, depending on the type of advertising activity. Admissions advisory and marketing costs also include an allocation of information technology, facility, depreciation and amortization costs.
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
Legal settlement expense. Legal settlement expense is primarily comprised of (i) charges related to the cost of resolution of the previously disclosed civil investigative demands from the CFPB and (ii) the estimate of additional amounts to resolve the previously disclosed investigative subpoenas from the Attorney General of the State of California.
Restructuring and impairment charges. Restructuring and impairment charges are primarily comprised of (i) charges related to the write-off of certain fixed assets and assets abandoned, (ii) student transfer agreement costs, (iii) severance costs related to headcount reductions and (iv) estimated lease losses related to facilities vacated or consolidated. For additional information, see Note 3, “Restructuring and Impairment Charges” to our annual consolidated financial statements included elsewhere in this report.
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
Critical Accounting Policies and Use of Estimates
Critical accounting policies are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. The footnotes to our annual consolidated financial statements included elsewhere in this report include disclosure of significant accounting policies. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain.
The discussion of our financial condition and results of operations is based upon our annual consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses. We evaluate our estimates and assumptions on an ongoing basis. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

Revenue recognition
We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee or price is fixed or determinable, and collectibility is reasonably assured. The majority of our revenue comes from tuition revenue and is shown net of scholarships and refunds. Tuition revenue is recognized on a straight-line basis over the applicable period of instruction, with the exception of an online student's first course per degree level at Ashford University. An online student's first course per degree level at Ashford University falls under a three-week conditional admission period in which the revenue is deferred until the student matriculates into the course.
Our institutions' online students generally enroll in a program that encompasses a series of five to six-week courses that are taken consecutively over the length of the program. With the exception of those students under conditional admission, online students are billed on a payment period basis on the first day of a class. Students under conditional admission are billed for the payment period upon matriculation. We assess collectibility at the start of a student’s payment period for the courses in that payment period, as well as throughout the period as facts and circumstances change.
In certain cases, our institutions provide scholarships to students for various programs. Scholarships awarded by our institutions are recorded in association with the related specific course, term or payment period. Scholarships are generally deferred and recognized against revenue over the course term. Incentive-based scholarships such as the LDG and Alumni Scholarship are recognized against revenue over the period of benefit to the student.
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
If a student withdraws from a program prior to certain dates, the student is entitled to a refund of a portion of tuition depending on the date the student last attended a class. Students under conditional admission are not obligated for payment until after their conditional admission period has lapsed, so there is no related refund. For all subsequent courses, (i) if an online student drops a class and the student's last date of attendance was in the first week of class, the student receives a full refund of the tuition for that class, (ii) if an online student drops a class and the last date of attendance was in the second week of the class, the student receives a refund of 50% of the tuition for that class and (iii) if an online student drops a class and the student's last date of attendance was after the second week of the class, the student is not entitled to a refund, subject to certain state requirements. We monitor student attendance in online courses through activity in the online program associated with that course. After two weeks have passed without attendance in a class by the student, the student is presumed to have dropped the course as of the last date of attendance, and the student's tuition is automatically refunded to the extent the student is entitled to a refund based on the refund policy above. We estimate expected refunds based on historical refund rates and record a provision to reduce revenue for the amount that is expected to be refunded. Refunds issued by us for services that have been provided in a prior period have not historically been material. Future changes in the rate of student withdrawals may result in a change to expected refunds and would be accounted for prospectively as a change in estimate. We reassess collectibility throughout the period revenue is recognized by our institutions, on a student-by-student basis. We reassess collectibility based upon new information and changes in facts and circumstances relevant to a student's ability to pay. For example, we reassess collectibility when a student drops from the institution (i.e., is no longer enrolled) and when a student attends a course that was not included in the initial assessment of collectibility at the start of a student’s payment period.
Ashford University records revenue from technology fees on a per course charge basis. The per course technology fee revenue for Ashford University is recognized on a straight-line basis over the applicable period of instruction. University of the Rockies records revenue from technology fees as one-time start up fees charged to each new online student (other than military, scholarship students or certain corporate reimbursement students), and recognizes that revenue ratably over the average expected enrollment of a student. The average expected enrollment of the student is estimated each quarter based upon historical duration of attendance and qualitative factors as deemed necessary.
Other miscellaneous fees include fees for course content and textbooks and other services, such as commencements, and are recognized upon delivery of the goods or when the related service is performed.

Allowance for doubtful accounts
Accounts receivable consists of student accounts receivable, which represent amounts due for tuition, course digital materials, technology fees and other fees from currently enrolled and former students. Students generally fund their education through grants and/or loans under various Title IV programs, tuition assistance from military or corporate employers, or personal funds. Except for those students under conditional admission, payments are due on the respective course start date and will be considered past due depending on the student's payment terms. In general, an account is considered delinquent 120 days subsequent to the course start date.
Accounts receivable are stated at the amount management expects to collect from outstanding balances. For accounts receivable, an allowance for doubtful accounts is estimated by management and is principally based on historical collection experience as well as (i) an assessment of individual accounts receivable over a specific aging and amount, (ii) consideration of the nature of the receivable accounts and (iii) potential changes in the business or economic environment. The provision for bad debt is recorded within instructional costs and services in our consolidated statements of income (loss). We charge off uncollectable accounts receivable when the student account is deemed uncollectable by internal collection efforts or by a third-party collection agency.
Impairments of intangible assets
We test indefinite-lived intangible assets for impairment annually in the fourth quarter of each fiscal year, or more frequently if events and circumstances warrant. To evaluate the impairment of the indefinite-lived intangible assets, we assess the fair value of the assets to determine whether they are in excess of the carrying values. Determining the fair value of indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions are inherently uncertain, and can include such items as growth rates used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and a determination of appropriate market comparables. Our assessment of indefinite-lived intangible assets during the fourth quarter of fiscal 2016 did not result in any impairment. There have been no impairment losses for indefinite-lived intangibles recognized by us for any periods presented.
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
Impairments of long-lived assets
We assess potential impairment to our long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important that could cause us to assess potential impairment include significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends. An impairment loss is recorded when the carrying amount of the long-lived asset is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value, and is recorded as a reduction in the carrying value of the related asset and an expense to operating results.
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
Income taxes
We utilize the asset-liability method of accounting for income taxes. Significant judgments are required in determining the consolidated provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax settlement is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite our belief that our tax return positions are supportable, we believe that it is more-likely-than-not that those positions may not be fully sustained upon review by tax authorities. We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors, including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters differs from our expectations, such differences will impact income tax expense in the period in which such determination is made.
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
We are required to file income tax returns in the United States and in various state tax jurisdictions. The preparation of these income tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by us. The income tax returns are subject to audits by the applicable federal and state taxing authorities. As part of these audits, the taxing authorities may disagree with our tax positions. The ultimate resolution of these tax positions is often uncertain until the audit is complete and any disagreements are resolved. We therefore record an amount for our estimate of the additional tax liability, including interest and penalties, for any uncertain tax positions taken or expected to be taken in an income tax return. We review and update the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, and upon completion of tax audits and expiration of statutes of limitations. We record interest and penalties related to income tax matters in income tax expense.
In addition to estimates inherent in the recognition of current taxes payable, we estimate the likelihood that we will be able to recover our deferred tax assets each reporting period. Realization of our deferred tax assets is dependent upon future taxable income. To the extent we believe it is more-likely-than-not that all or some portion of our net deferred tax assets will not be realized, we establish a valuation allowance against deferred tax assets. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. We recognize windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized by us upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that we had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, we follow the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes.
Stock-based compensation
We have granted options to purchase our common stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) to eligible persons under our 2009 Stock Incentive Plan. The benefits provided by these grants are share-based payments and are recorded in our consolidated statement of income (loss) based upon their fair values.
Stock-based compensation cost is measured using the grant date fair value of the award and is expensed over the vesting period. The fair value of RSUs is the stock price on the date of grant multiplied by the number of units awarded. The fair value of PSUs was estimated based on our stock price as of the date of grant using a Monte Carlo simulation model. We estimate the fair value of stock options on the grant date using the Black-Scholes option pricing model. Determining the fair value of stock options and PSUs at the grant date under these models requires judgment, including estimating our volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock options and PSUs represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.
Stock options awarded under our 2009 Stock Incentive Plan have an exercise price that equals or exceeds the closing price of our common stock on the date of grant. The risk-free interest rate is based on the U.S. Treasury yield of those maturities that are consistent with the expected term of the stock option or PSUs in effect on the date of grant. Dividend rates are based upon historical dividend trends and expected future dividends. As we have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future, a zero dividend rate is assumed in our calculation. We have sufficient historical stock option exercise information to compute an expected term for use as an assumption in the Black-Scholes option pricing and Monte Carlo simulation models, and as such, our computation of expected term was calculated using our own historical data. We also have sufficient historical data on the volatility of our stock to use as a direct assumption in the option pricing models.
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

Results of Operations
The following table sets forth our consolidated statements of income (loss) data as a percentage of revenue for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	50.1%	50.1%	49.3%
Admissions advisory and marketing	38.4%	35.2%	36.2%
General and administrative	9.3%	10.1%	9.6%
Legal settlement expense	6.3%	—%	—%
Restructuring and impairment charges	3.7%	12.2%	2.6%
Total costs and expenses	107.8%	107.6%	97.7%
Operating income (loss)	(7.8)%	(7.6)%	2.3%
Other income, net	0.5%	0.5%	0.5%
Income (loss) before income taxes	(7.3)%	(7.1)%	2.8%
Income tax expense (benefit)	(1.6)%	5.4%	1.2%
Net income (loss)	(5.7)%	(12.5)%	1.6%
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenue. Our revenue for the year ended December 31, 2016 was $527.1 million, a decrease of $34.6 million, or 6.2%, as compared to revenue of $561.7 million for the year ended December 31, 2015. The decrease between periods was primarily due to the decrease in student enrollment at our academic institutions between fiscal year 2015 and fiscal year 2016. Ending student enrollment at our academic institutions was 45,087 students as of December 31, 2016, a decrease of 8.3% as compared to 49,159 students as of December 31, 2015. The average weekly enrollment at our academic institutions during the year ended December 31, 2016 decreased to 48,647 students from 52,415 students during the year ended December 31, 2015, or by 7.2%, which resulted in a decrease in tuition revenue of approximately $35.9 million. The decrease in tuition revenue between periods was inclusive of the tuition increase of approximately 2.9%, effective April 1, 2016, which resulted in an increase in revenue of approximately $15.2 million. Additionally, revenue generated from course digital materials decreased by $0.5 million to $18.8 million in the year ended December 31, 2016, compared to $19.3 million in the year ended December 31, 2015. The decrease in revenue between periods was partially offset by a $5.9 million decrease in institutional scholarships to $96.4 million in the year ended December 31, 2016, compared to $102.3 million in the year ended December 31, 2015.
Instructional costs and services. Our instructional costs and services for the year ended December 31, 2016 were $263.9 million, a decrease of $17.6 million, or 6.3%, as compared to instructional costs and services of $281.5 million for the year ended December 31, 2015. The decrease between periods was reflective of the decrease in student enrollment at our academic institutions as discussed above. Specific decreases between periods include decreases in facilities costs of $4.5 million, information technology costs of $3.9 million, direct compensation of $3.6 million (in the areas of academic management, financial aid support and student services), corporate support services of $2.1 million, instructor fees of $1.8 million, loan impairment charges of $1.1 million, financial aid processing fees of $0.9 million and license fees of $0.5 million. These decreases were partially offset by an increase in bad debt expense of $2.7 million. Instructional costs and services as a percentage of revenue was 50.1% for the year ended December 31, 2016, which was in line with the 50.1% for the year ended December 31, 2015. There was a slight increase between periods, which included increases as a percentage of revenue in bad debt expense of 0.9% and direct compensation of 0.3%, partially offset by decreases as a percentage of revenue in facilities costs of 0.6% and information technology costs of 0.5%. As a percentage of revenue, bad debt expense increased to 6.2% for the year ended December 31, 2016, compared to 5.3% for the year ended December 31, 2015. We continue to focus on enhancing our processes and procedures surrounding bad debt and our accounts receivable, including improvements and efficiencies in financial aid processing in order to reduce processing time, improved collection efforts on accounts receivable, and improved counseling to students about the financial aid process and related eligibility and amounts due from the student.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the year ended December 31, 2016 were $202.2 million, an increase of $4.6 million, or 2.3%, as compared to admissions advisory and marketing expenses of $197.6 million for the year ended December 31, 2015. The increase between periods was primarily due to an increase in advertising costs of $13.8 million, partially offset by decreases in selling compensation expense of $3.0 million, net facilities costs of $2.8 million, information technology costs of $1.2 million, consulting and professional fees of $0.9 million and corporate support services of $0.9 million. Our admissions advisory and marketing expenses increased as a percentage of revenue to 38.4% for the year ended December 31, 2016 from 35.2% for the year ended December 31, 2015. The increase of 3.2% was primarily due to increases as a percentage of revenue in advertising costs of 3.4% and selling compensation expense of 0.6%, partially offset by decreases as a percentage of revenue in facilities costs of 0.3% and corporate support services of 0.3%.
General and administrative. Our general and administrative expenses for the year ended December 31, 2016 were $48.8 million, a decrease of $7.7 million, or 13.7%, as compared to general and administrative expenses of $56.6 million for the year ended December 31, 2015. The decrease between periods was primarily due to decreases in other administrative costs of $4.7 million, administrative compensation of $3.9 million, facilities costs of $1.8 million and professional fees of $1.1 million, partially offset by increases in corporate support services of $2.9 million and legal fees of $1.5 million. Our general and administrative expenses decreased as a percentage of revenue to 9.3% for the year ended December 31, 2016 from 10.1% for the year ended December 31, 2015. The decrease of 0.8% included decreases as a percentage of revenue in other administrative costs of 0.6%, administrative compensation of 0.3% and net facilities costs of 0.3%, partially offset by an increase as a percentage of revenue in legal fees of 0.3%.
Legal settlement expense. For the year ended December 31, 2016, we recorded a legal settlement expense of $33.1 million, which includes the cost of resolution of the previously disclosed civil investigative demands from the CFPB as well as an estimate of additional amounts to resolve the previously disclosed investigative subpoenas from the Attorney General of the State of California. There were no such charges for the year ended December 31, 2015.
Restructuring and impairment charges. Our restructuring and impairment charges for the year ended December 31, 2016 were $19.3 million, comprised of $14.5 million of lease exit costs for properties in San Diego, $2.7 million relating to severance costs for wages and benefits resulting from a reduction in force to help better align personnel resources with the decline in student enrollment and $2.2 million for asset impairments, partially offset by a decrease in student transfer agreement costs $0.1 million. Our restructuring and impairment charges for the year ended December 31, 2015 were $68.4 million, comprised of $43.3 million for asset impairments, $17.1 million of lease exit costs for properties in San Diego and Denver, $4.7 million relating to severance costs for wages and benefits resulting from a reduction in force to help better align personnel resources with the decline in student enrollment and $3.3 million for student transfer agreement costs.
Other income, net. Our other income, net, for the year ended December 31, 2016 was $2.3 million, an increase of $0.2 million as compared to other income, net, of $2.1 million for the year ended December 31, 2015. The increase between periods was primarily a result of increased interest income due to changes in the levels of average cash and cash equivalents and investment balances.
Income tax expense (benefit). Income tax benefit for the year ended December 31, 2016 was $7.9 million as compared to income tax expense of $30.3 million for the year ended December 31, 2015, a $38.2 million decrease in income tax expense. Income tax expense was recognized at effective tax rates of 20.8% and (75.3)% for the years ended December 31, 2016 and 2015, respectively. The change in income tax expense between periods was primarily due to the establishment of a valuation allowance against our net deferred tax assets during the year ended December 31, 2015.
Net loss. Our net loss for the year ended December 31, 2016 was $30.0 million compared to net loss of $70.5 million for the year ended December 31, 2015, a $40.5 million decrease in net loss as a result of the factors discussed above.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue. Our revenue for the year ended December 31, 2015 was $561.7 million, a decrease of $77.0 million, or 12.1%, as compared to revenue of $638.7 million for the year ended December 31, 2014. The decrease between periods was primarily due to the decrease in student enrollment at our academic institutions between fiscal year 2014 and fiscal year 2015. Ending student enrollment at our academic institutions was 49,159 students as of December 31, 2015, a decrease of 11.9% as compared to 55,823 students as of December 31, 2014. The average weekly enrollment at our academic institutions during the year ended December 31, 2015 decreased to 52,415 students from 61,344 students during the year ended December 31, 2014, or by 14.6%, which resulted in a decrease in tuition revenue of approximately $79.1 million. These decreases in tuition revenue were inclusive of the tuition increase of approximately 2.4%, effective April 1, 2015, which resulted in an increase in revenue of approximately $12.2 million. Additionally, revenue generated from course digital materials decreased by $0.9 million to $19.3 million in the year ended December 31, 2015, compared to $20.2 million in the year ended December 31, 2014. The decrease in revenue between periods was partially offset by a $2.8 million decrease in institutional scholarships to $102.3 million in the year ended December 31, 2015, compared to $105.1 million in the year ended December 31, 2014.

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
Restructuring and impairment charges. Our restructuring and impairment charges for the year ended December 31, 2015 were $68.4 million, comprised of $43.3 million for asset impairments, $3.3 million for student transfer agreement costs, $17.1 million of lease exit costs for properties in San Diego and Denver, and $4.7 million relating to severance costs for wages and benefits resulting from a reduction in force to help better align personnel resources with the decline in student enrollment. Our restructuring and impairment charges for the year ended December 31, 2014 were $16.8 million, comprised of $4.6 million for asset write offs, $6.5 million of lease exit costs for properties in San Diego and Denver, $3.6 million relating to severance costs for wages and benefits resulting from a reduction in force to help better align personnel resources with the decline in student enrollment, and $2.2 million relating to impairment of capitalized software costs.
Other income, net. Our other income, net, for the year ended December 31, 2015 was $2.1 million, a decrease of $0.8 million as compared to other income, net, of $2.9 million for the year ended December 31, 2014. The decrease between periods was primarily a result of decreased interest income due to changes in the levels of average cash and cash equivalents and investment balances.
Income tax expense. Income tax expense for the year ended December 31, 2015 was $30.3 million, as compared to income tax expense of $7.5 million for the year ended December 31, 2014, a $22.8 million increase in income tax expense. Income tax expense was recognized at effective tax rates of (75.3)% and 43.8% for the years ended December 31, 2015 and 2014, respectively. The increase in income tax expense between periods was primarily due to the establishment of a valuation allowance against our net deferred tax assets during the year ended December 31, 2015. The negative effective tax rate for the year ended December 31, 2015 is due to income tax expense on a pre-tax loss.
Net income (loss). Our net loss for the year ended December 31, 2015 was $70.5 million compared to net income of $9.7 million for the year ended December 31, 2014, a decrease of $80.1 million as a result of the factors discussed above.

Liquidity and Capital Resources
Liquidity
We financed our operating activities and capital expenditures during the years ended December 31, 2016 and 2015 either through cash provided by operating activities or through cash on hand. Our cash and cash equivalents were $307.8 million at December 31, 2016 and $282.1 million at December 31, 2015. In addition, at December 31, 2016 and 2015, we had restricted cash of $24.5 million and $24.7 million, respectively, and total investments of $49.4 million and $67.2 million, respectively.
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
Stock repurchase programs
The Company's board of directors may authorized the Company to repurchase outstanding shares of its common stock from time to time in the open market through block trades or otherwise depending on market conditions and other considerations, pursuant to the applicable rules of the SEC. The Company's policy is to retain these repurchased shares as treasury shares and not to retire them. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.
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
The Company has issued letters of credit that are collateralized with cash in the aggregate amount of $7.1 million, which is included as restricted cash as of December 31, 2016.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. As of December 31, 2016, the Company's total available surety bond facility was $3.5 million and the surety had issued bonds under the facility totaling $3.4 million on the Company's behalf.
Title IV funding
Our institutions derive the substantial majority of their respective revenues from students who enroll and are eligible for various federal student financial assistance programs authorized under Title IV of the Higher Education Act. In the years ended December 31, 2016, 2015 and 2014, Ashford University derived 81.2%, 80.9% and 83.4%, respectively, and University of the Rockies derived 86.5%, 86.6% and 88.3%, respectively, of their respective revenues (calculated in accordance with applicable Department regulations) from Title IV program funds. Our institutions are subject to significant regulatory scrutiny as a result of numerous standards that must be satisfied in order to participate in Title IV programs. For additional information regarding Title IV programs and the regulation thereof, see “Regulation” in Item 1, “Business”. The balance of revenues derived by our institutions is from government tuition assistance programs for military personnel, including veterans, payments made in cash by individuals, reimbursement from corporate affiliates, private loans and internal loan programs. For additional information regarding these student financing options, see the section entitled “Student Financing” in Item 1, “Business”.
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

Financial responsibility
For the fiscal year ended December 31, 2015, the composite score calculated was 1.8, satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. We expect the consolidated composite score to be 2.0 for the year ended December 31, 2016. However, the consolidated calculation is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2016. For additional information regarding Department regulations related to financial responsibility, see “Regulation — Department Regulation of Title IV Programs — Financial responsibility” in Part I, “Business.”
Operating activities
Net cash provided by operating activities was $11.1 million, $18.8 million and $14.2 million for 2016, 2015 and 2014, respectively. The decrease of $7.7 million from 2015 to 2016 was primarily related to the larger prior year loss on the disposal of fixed assets of $41.9 million, and decreases in deferred income taxes of $40.9 million. These decreases were partially offset by a lower net loss of $40.5 million, prepaid expenses and other current assets of $27.7 million, and loss on impairment of student loan receivable of $6.2 million. The increase in net cash provided by operating activities from 2014 to 2015 was primarily related to increases in non-cash impairments of fixed assets of $37.9 million, deferred income taxes of $48.0 million and loss on termination of leased space of $10.6 million, as well as increases in accounts payable and accrued liabilities of $13.2 million. These increases were partially offset by decreases in net income of $80.1 million as well as prepaid expenses and other current assets of $15.1 million. We expect to generate cash from our operating activities for the foreseeable future.
Investing activities
Net cash provided by investing activities was $14.7 million for 2016, compared to net cash provided by investing activities of $51.3 million for 2015 and net cash used in investing activities of $33.0 million for 2014. Our cash provided by investing activities in 2015 was primarily related to sales and maturities of investments, partially offset by purchases of investments, purchases of property and equipment, and capitalized costs for intangible assets. During 2016, there were maturities of investments of $37.8 million and we purchased $20.3 million of investments. This is compared to maturities of investments of $66.1 million and purchases of investments of $20.3 million in 2015, and maturities of investments of $40.0 million and purchases of investments of $87.9 million in 2014. Capital expenditures were $1.9 million, $2.5 million and $11.4 million for 2016, 2015 and 2014, respectively. For the year ending December 31, 2017, we expect our capital expenditures to be approximately $6.0 million.
Financing activities
Net cash used in financing activities was $0.3 million for 2016, compared to net cash provided by financing activities of $3.8 million for 2015 and net cash provided by financing activities of $2.3 million for 2014. During 2016, net cash used in financing activities primarily reflects the cash used for the tax withholdings related to vesting of restricted stock awards of $1.9 million, partially offset by the cash provided by option exercises of $1.3 million. During 2015, net cash provided by financing activities primarily reflects the proceeds received from a sale-leaseback transaction of $4.1 million, the cash provided by option exercises of $0.3 million and the related tax benefit of those option exercises, partially offset by cash used for the tax withholdings related to vesting of restricted stock awards of $1.3 million. During 2014, net cash provided by financing activities primarily reflects the cash provided by option exercises of $3.1 million and the related tax benefit of those option exercises, partially offset by cash used for the tax withholdings related to vesting of restricted stock awards of $2.1 million.
Based on our current level of operations, we believe that our future cash flows from operating activities and our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.

Significant Cash and Contractual Obligations
The following table sets forth, as of December 31, 2016, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
	Total	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Operating lease obligations	$103,811	$36,061	$31,230	$20,488	$9,150	$4,933	$1,949
Other contractual obligations	63,426	15,585	12,648	11,642	9,599	3,952	10,000
Uncertain tax positions	8,216	—	8,216	—	—	—	—
Total	$175,453	$51,646	$52,094	$32,130	$18,749	$8,885	$11,949
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of December 31, 2016, our total available surety bond facility was $3.5 million and the surety had issued bonds totaling $3.4 million on our behalf under such facility.
Segment Information
We operate in one reportable segment as a single educational delivery operation using a core infrastructure that serves the curriculum and educational delivery needs of our institution's students regardless of geography. Our chief operating decision maker, our CEO and President, manages our operations as a whole, and no expense or operating income information is evaluated by our chief operating decision maker on any component level.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies” to our annual consolidated financial statements included elsewhere in this report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market and Credit Risk
Pursuant to our cash investment policy, we attempt to mitigate the exposure of our cash and investments to market and credit risk by (i) diversifying concentration to ensure we are not overly concentrated in a limited number of financial institutions, (ii) monitoring and managing the risks associated with the national banking and credit markets, (iii) investing in U.S. dollar-denominated assets and instruments only, (iv) diversifying account structures so that we maintain a decentralized account portfolio with numerous stable, highly rated and liquid financial institutions and (v) ensuring that our investment procedures maintain a defined and specific scope such that we will not invest in higher-risk investment accounts, including financial swaps or derivative and corporate equities. Accordingly, pursuant to the guidelines established by our cash investment policy, we invest our excess cash exclusively in high-quality, U.S. dollar-denominated financial instruments.
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of December 31, 2016, we had no outstanding borrowings.
Our future investment income may fall short of expectations due to changes in interest rates. At December 31, 2016, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BRIDGEPOINT EDUCATION, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bridgepoint Education, Inc.

We have audited the accompanying consolidated balance sheet of Bridgepoint Education, Inc. and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows for the year ended December 31, 2016. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridgepoint Education, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 7, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bridgepoint Education, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2015 and the related consolidated statements of income, of comprehensive income, of stockholders' equity and of cash flows for each of the two years in the period ended December 31, 2015 present fairly, in all material respects, the financial position of Bridgepoint Education, Inc. and its subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 8, 2016, except for the change in the manner in which the Company presents restricted cash on the statement of cash flows as discussed in Note 2 to the consolidated financial statements, as to which the date is March 7, 2017

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

BRIDGEPOINT EDUCATION, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$307,802	$282,145
Restricted cash	24,533	24,685
Investments	49,434	19,387
Accounts receivable, net	26,457	24,091
Student loans receivable, net	—	775
Prepaid expenses and other current assets	23,467	52,192
Total current assets	431,693	403,275
Property and equipment, net	12,218	21,742
Investments	—	47,770
Student loans receivable, net	—	7,394
Goodwill and intangibles, net	17,419	21,265
Other long-term assets	2,046	5,320
Total assets	$463,376	$506,766
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	77,866	79,196
Deferred revenue and student deposits	74,666	88,756
Total current liabilities	152,532	167,952
Rent liability	16,508	20,118
Other long-term liabilities	13,630	15,046
Total liabilities	182,670	203,116
Commitments and contingencies (see Note 21)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both December 31, 2016, and December 31, 2015	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 64,035 issued and 46,478 outstanding at December 31, 2016; 63,407 issued and 45,850 outstanding at December 31, 2015	641	634
Additional paid-in capital	195,854	188,863
Retained earnings	421,281	451,321
Accumulated other comprehensive loss	(1)	(99)
Treasury stock, 17,557 shares at cost at both December 31, 2016, and December 31, 2015	(337,069)	(337,069)
Total stockholders' equity	280,706	303,650
Total liabilities and stockholders' equity	$463,376	$506,766
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014

Revenue	$527,090	$561,729	$638,705
Costs and expenses:
Instructional costs and services	263,898	281,496	315,079
Admissions advisory and marketing	202,206	197,584	231,134
General and administrative	48,843	56,588	61,353
Legal settlement expense	33,088	—	—
Restructuring and impairment charges	19,276	68,356	16,828
Total costs and expenses	567,311	604,024	624,394
Operating income (loss)	(40,221)	(42,295)	14,311
Other income, net	2,306	2,106	2,884
Income (loss) before income taxes	(37,915)	(40,189)	17,195
Income tax expense (benefit)	(7,875)	30,265	7,527
Net income (loss)	$(30,040)	$(70,454)	$9,668

Earnings (loss) per share:
Basic	$(0.65)	$(1.54)	$0.21
Diluted	$(0.65)	$(1.54)	$0.21
Weighted average number of common shares outstanding used in computing earnings (loss) per share:
Basic	46,228	45,665	45,204
Diluted	46,228	45,665	46,512
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2016	2015	2014

Net income (loss)	$(30,040)	$(70,454)	$9,668
Other comprehensive gain (loss), net of tax:
Unrealized gains (losses) on investments	98	76	(223)
Comprehensive income (loss)	$(29,942)	$(70,378)	$9,445
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain/(Loss)	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2013	62,331	$623	$168,829	$512,107	$48	$(337,069)	$344,538
Stock-based compensation	—	—	10,558	—	—	—	10,558
Exercise of stock options	388	4	3,104	—	—	—	3,108
Excess tax benefit of option exercises and restricted stock, net of tax shortfall	—	—	326	—	—	—	326
Stock issued under restricted stock plan, net of shares held for taxes	238	3	(2,097)	—	—	—	(2,094)
Net income	—	—	—	9,668	—	—	9,668
Unrealized losses on investments, net of tax	—	—	—	—	(223)	—	(223)
Balance at December 31, 2014	62,957	630	180,720	521,775	(175)	(337,069)	365,881
Stock-based compensation	—	—	9,710	—	—	—	9,710
Exercise of stock options	206	2	282	—	—	—	284
Excess tax shortfalls of option exercises and restricted stock, net of tax benefit	—	—	(767)	—	—	—	(767)
Stock issued under employee stock purchase plan	33	—	261	—	—	—	261
Stock issued under restricted stock plan, net of shares held for taxes	211	2	(1,343)	—	—	—	(1,341)
Net loss	—	—	—	(70,454)	—	—	(70,454)
Unrealized gains on investments, net of tax	—	—	—	—	76	—	76
Balance at December 31, 2015	63,407	634	188,863	451,321	(99)	(337,069)	303,650
Stock-based compensation	—	—	7,317	—	—	—	7,317
Exercise of stock options	306	3	1,328	—	—	—	1,331
Stock issued under employee stock purchase plan	35	1	245	—	—	—	246
Stock issued under restricted stock plan, net of shares held for taxes	287	3	(1,899)	—	—	—	(1,896)
Net loss	—	—	—	(30,040)	—	—	(30,040)
Unrealized gains on investments, net of tax	—	—	—	—	98	—	98
Balance at December 31, 2016	64,035	$641	$195,854	$421,281	$(1)	$(337,069)	$280,706
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$(30,040)	$(70,454)	$9,668
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for bad debts	32,583	29,863	28,184
Depreciation and amortization	13,082	19,578	23,317
Amortization of premium/discount	68	475	206
Deferred income taxes	28	40,944	(7,096)
Stock-based compensation	7,317	9,710	10,558
Excess tax benefit of option exercises	—	(460)	(1,271)
Loss on impairment of student loans receivable	7,542	1,328	2,435
Net loss (gain) on marketable securities	(164)	91	(34)
Loss on termination of leased space	13,244	17,047	6,470
Loss on disposal or impairment of fixed assets	3,024	44,949	7,028
Changes in operating assets and liabilities:
Accounts receivable	(34,790)	(32,383)	(27,323)
Prepaid expenses and other current assets	13,225	(14,446)	659
Student loans receivable	876	1,139	809
Other long-term assets	3,274	(2,845)	266
Accounts payable and accrued liabilities	4,778	1,104	(12,102)
Deferred revenue and student deposits	(14,078)	(19,170)	(24,411)
Other liabilities	(8,886)	(7,669)	(3,186)
Net cash provided by operating activities	11,083	18,801	14,177
Cash flows from investing activities
Capital expenditures	(1,925)	(2,477)	(11,429)
Purchases of investments	(20,260)	(20,280)	(87,933)
Capitalized costs for intangible assets	(830)	(2,153)	(3,634)
Sales of investments	—	10,101	30,000
Maturities of investments	37,756	66,096	40,000
Net cash provided by (used in) investing activities	14,741	51,287	(32,996)
Cash flows from financing activities
Proceeds from exercise of stock options	1,331	284	3,108
Excess tax benefit of option exercises	—	460	1,271
Proceeds from the issuance of stock under employee stock purchase plan	246	261	—
Tax withholding on issuance of stock awards	(1,896)	(1,341)	(2,095)
Proceeds from failed sale-leaseback transaction	—	4,141	—
Net cash provided by (used in) financing activities	(319)	3,805	2,284
Net increase (decrease) in cash, cash equivalents and restricted cash	25,505	73,893	(16,535)
Cash, cash equivalents and restricted cash at beginning of period	306,830	232,937	249,472
Cash, cash equivalents and restricted cash at end of period	$332,335	$306,830	$232,937

Supplemental disclosure of cash flow information:
Cash paid for interest	$62	$198	$128
Cash (received) paid for income taxes, net	$(20,788)	$6,136	$15,534

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$—	$4,160	$109
Issuance of common stock for vested restricted stock units	$4,847	$3,285	$5,327
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
Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. During 2016, the Company adopted Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230) and has reclassified certain restricted cash amounts for the years ended December 31, 2015 and 2014 within the consolidated statements of cash flows. Additionally, the accounts payable and accrued liabilities are now presented on a combined basis within the consolidated balance sheets and related footnotes and the Company has reclassified these amounts for the years ended December 31, 2015 and 2014. These reclassifications had no effect on previously reported results of operations or retained earnings.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents is comprised of cash and other short-term highly liquid investments that are readily convertible into known amounts of cash. The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.
The Company's restricted cash is primarily held in money market accounts, and is excluded from cash and cash equivalents on the Company's consolidated balance sheets. The majority of restricted cash represents funds held for students from Title IV financial aid programs that result in credit balances on a student’s account or funds held for students to be refunded in connection with a legal settlement. To a lesser extent, restricted cash also represents amounts held as collateral for letters of credit. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows.

	As of December 31,
	2016	2015	2014
Cash and cash equivalents	$307,802	$282,145	$207,003
Restricted cash	24,533	24,685	25,934
Total cash, cash equivalents and restricted cash	$332,335	$306,830	$232,937

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Investments
As of December 31, 2016, the Company held investments that consisted of mutual funds, corporate notes and bonds and certificates of deposit. The Company's investments are denominated in U.S. dollars, are investment grade and are readily marketable. The Company considers as current assets those investments which will mature or are likely to be sold in less than one year.
The Company classifies its investments as either trading, available-for-sale or held-to-maturity. Trading securities are those bought and held principally to sell in the short-term, with gains or losses from changes in fair value flowing through current earnings. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of comprehensive income (loss) and stockholders’ equity. Held-to-maturity securities would be carried at amortized cost. Amortization of premiums, accretion of discounts, interest, and realized gains and losses are included in other income, net in the consolidated statement of income (loss).
The Company regularly monitors and evaluates the realizable value of its investments. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company would record a charge to other income, net in the consolidated statements of income (loss).
Deferred Compensation
The Company has a deferred compensation plan, into which certain members of management are eligible to defer a maximum of 80% of their regular compensation and a maximum of 100% of their incentive compensation. The amounts deferred by the participant under this plan are credited with earnings or losses based upon changes in values of participant elected notional investments. Each participant is fully vested in the participant amounts deferred. The Company may make contributions that will generally vest according to a four-year vesting schedule. After four years of service, participants become 100% vested in the employer contributions upon reaching normal retirement age, death, disability or a change in control. The Company's obligations under the deferred compensation plan totaled $1.3 million and $1.2 million as of December 31, 2016 and 2015, respectively, and are included in other long-term liabilities in the consolidated balance sheets.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consists of student accounts receivable, which represent amounts due for tuition, course digital materials, technology fees and other fees from currently enrolled and former students. Students generally fund their education through grants and/or loans under various Title IV programs, tuition assistance from military and corporate employers or personal funds. Except for those students under conditional admission, payments are due on the respective course start date and are considered past due dependent upon the student's payment terms. In general, an account is considered delinquent 120 days subsequent to the course start date.
Accounts receivable are stated at the amount management expects to collect from outstanding balances. For accounts receivable, an allowance for doubtful accounts is estimated by management and is principally based on historical collection experience as well as (i) an assessment of individual accounts receivable over a specific aging and amount, (ii) consideration of the nature of the receivable accounts and (iii) potential changes in the business or economic environment. The provision for bad debt is recorded within instructional costs and services in the consolidated statements of income (loss). The Company writes off uncollectable accounts receivable when the student account is deemed uncollectable by internal collection efforts or by a third-party collection agency.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Student Loans Receivable and Loan Loss Reserves
In accordance with the terms of the settlement reached between the Company and the Consumer Financial Protection Bureau in September 2016, all existing student loans receivable were written off during the third quarter of 2016. For additional information regarding the settlement, refer to Note 21, “Commitments and Contingencies.”
Historically, student loans receivable consisted of loans to qualified students and have a repayment period of 10 years from the date of graduation or withdrawal from the Company's institutions. The interest rate charged on student loans was a fixed rate of either 4.5% or 0.0% depending upon the repayment plan selected. If the student selected the rate of 0.0%, the student must pay $50 per month on the loan while enrolled in school and during the six months of grace period (after graduation or withdrawal) before the repayment period begins. On the 0.0% student loans, the Company imputed the interest using the rate that would be used in a market transaction with similar terms. Interest income on student loans was recognized using the effective interest method and is recorded within other income in the consolidated statements of income (loss).
Before being written off, student loans receivable were stated at the amount management expected to collect from outstanding balances. For tuition related student loan receivables, the Company had estimated an allowance for doubtful accounts, similar to that of accounts receivable, based on (i) an assessment of individual loans receivable over a specific aging and amount, (ii) consideration of the nature of the receivable accounts, (iii) potential changes in the business or economic environment and (iv) related FICO scores and other industry metrics. The related provision for bad debts is recorded within instructional costs and services in the consolidated statements of income (loss).
For non-tuition related student loans, the Company utilized an impairment methodology, under which management determined whether a loan would be impaired if unable to collect all amounts due in accordance with the contractual terms of the individual loan agreement. This assessment was based on an analysis of several factors, including aging history and delinquency trending, the risk characteristics, credit quality and loan performance of the specific loans, and current economic conditions and industry trends. Credit quality was assessed at the outset of a loan, based upon the applicant's FICO score during the loan application process. The Company considered loans to be impaired when they reach a delinquency status that requires specialized collection efforts. The Company defined delinquency for loans as those students whose last activity was more than 120 days old. The Company records a loss reserve for the full book value of the impaired loans. For the years ended December 31, 2016, and 2015 there was $0.2 million and $1.3 million recorded for loan loss reserves, respectively. The loan loss reserve was maintained at a level deemed adequate by management based on a periodic analysis of the individual loans and is recorded within instructional costs and services in the consolidated statements of income (loss).
Property and Equipment
Property and equipment are recognized at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the related assets as follows:

Furniture and office equipment	3 - 7 years
Software	3 - 5 years
Vehicles	5 years
Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation is removed and a gain or loss is recorded in the consolidated statements of income (loss). Repairs and maintenance costs are expensed in the period incurred.
Leases
Leases are evaluated and classified as either operating or capital leases. Leased property and equipment meeting certain criteria would be capitalized, and the present value of the related lease payments is recognized as a liability on the consolidated balance sheets. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease or the life of the related asset, whichever is shorter.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
The Company recognizes liabilities for exit and disposal activities on non-cancelable lease obligations at fair value in the period the liability is incurred. For the non-cancelable lease obligations, the Company records the obligation when the contract is terminated.
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
The Company adopted accounting guidance which simplifies how an entity tests goodwill for impairment. The Company first assesses qualitative factors, such as deterioration in general economic conditions or negative company financial performance, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The Company's assessment of goodwill during the fourth quarter of fiscal 2016 indicated that it was not more likely than not that the fair value of a reporting unit is less than its carrying amount, and therefore, goodwill was not impaired. There have been no related impairment losses recognized by the Company for any periods presented. If negative qualitative indicators had been noted above, the Company would then need to assess the fair value of its reporting unit to determine whether they were in excess of the carrying values.
To evaluate the impairment of the indefinite-lived intangible assets, the Company assessed the fair value of the assets to determine whether they were in excess of the carrying values. Determining the fair value of indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions are inherently uncertain, and may include such items as growth rates used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and a determination of appropriate market comparables. The Company's assessment of indefinite-lived intangible assets during the fourth quarter of fiscal 2016 did not result in any impairment. There have been no impairment losses for indefinite-lived intangibles recognized by the Company for any periods presented.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The Company's institutions' online students generally enroll in a program that encompasses a series of five to six-week courses that are taken consecutively over the length of the program. With the exception of those students under conditional admission, the online students are billed on a payment period basis on the first day of class. Students under conditional admission are billed for the payment period upon matriculation. The Company assesses collectibility at the start of a student’s payment period for the courses in that payment period, as well as throughout the period as facts and circumstances change.
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
Students under conditional admission are not obligated for payment until after their conditional admission period has lapsed, so there is no related refund. For all subsequent courses, the Company records a provision for expected refunds and reduces revenue for the amount that is expected to be subsequently refunded. Provisions for expected refunds have not been material to any period presented. If a student withdraws from a program prior to a specified date, a portion of such student's tuition is refunded, subject to certain state requirements. The Company reassess collectibility throughout the period revenue is recognized by the Company's institutions, on a student-by-student basis. The Company reassesses collectibility based upon new information and changes in facts and circumstances relevant to a student's ability to pay. For example, the Company reassesses collectibility when a student drops from the institution (i.e., is no longer enrolled) and when a student attends a course that was not included in the initial assessment of collectibility at the start of a student’s payment period.
In certain cases, the Company's institutions provide scholarships to students for various programs. Scholarships issued by the universities are recorded in association with the related specific course, term or payment period. Scholarships are generally deferred and recognized against revenue over the course term. Incentive-based scholarships, such as the Leadership Development Grant (“LDG”) and Alumni Scholarship are recognized against revenue over the period of benefit to the student.
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
Income Taxes
The Company accounts for its income taxes using the asset-liability method whereby deferred tax assets and liabilities are determined based on temporary differences between the bases used for financial reporting and income tax reporting purposes. Deferred income taxes are provided based on the enacted tax rates expected to be in effect at the time such temporary

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that the Company will not realize those tax assets through future operations.
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
Stock-based compensation expense for stock-based awards is recorded in the consolidated statement of income (loss), net of estimated forfeitures, using the graded-vesting method over the requisite service periods of the respective stock awards. The requisite service period is generally the period over which an employee is required to provide service to the Company in exchange for the award.
Instructional Costs and Services
Instructional costs and services consist primarily of costs related to the administration and delivery of the Company's educational programs. These expenses include compensation for faculty and administrative personnel, curriculum and new program development costs, financial aid processing costs, technology license costs, bad debt expense and costs associated with other support groups that provide services directly to the students. Instructional costs and services also include an allocation of information technology, facility, depreciation and amortization costs.
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
Advertising costs, a subset of admissions advisory and marketing costs, consists primarily of marketing leads and other branding and promotional activities. These advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. Advertising costs were $83.0 million, $68.4 million and $89.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
Legal Settlement Expense
Legal settlement expense is primarily comprised of (i) charges related to the cost of resolution of the previously disclosed civil investigative demands and (ii) the estimate of additional amounts to resolve the previously disclosed investigative subpoenas.
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
Earnings (Loss) Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common stockholders by the sum of (i) the weighted average number of common shares outstanding during the period and (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of the stock options and upon the settlement of RSUs and PSUs.
Segment Information
The Company operates in one reportable segment as a single educational delivery operation using a core infrastructure that serves the curriculum and educational delivery needs of its students regardless of geography. The Company's chief operating decision maker, its CEO and President, manages the Company's operations as a whole, and no revenue, expense or operating income information is evaluated by the chief operating decision maker on any component level.
Comprehensive Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. For the year ended December 31, 2016, such items consisted of unrealized gains and losses on investments. The following table summarizes the components of other comprehensive gain (loss) and the related tax effects for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Unrealized gains (losses) on investments
Year ended:	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
December 31, 2016	$157	$(59)	$98
December 31, 2015	$125	$(49)	$76
December 31, 2014	$(359)	$136	$(223)
The Company reclassified an immaterial amount out of other comprehensive income for the year ended December 31, 2014, relating to the net realized gain on the sale of securities. There was no such reclassification during the years ended December 31, 2016 or 2015.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This literature is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting guidance also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be adopted using one of two retrospective application methods. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year, to fiscal years beginning after December 15, 2017. The Company currently expects to adopt ASU 2014-09 and related topics in its first quarter of 2018, and is evaluating which transition approach to use. During the fourth quarter of 2016, the Company completed an initial evaluation of its existing revenue streams based upon the new standards and continues to evaluate the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements. The Company has not determined the effect of the update on our internal control over financial reporting, but will do so throughout the next year.
Additionally, the FASB issued the following various updates affecting the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective dates and transition requirements are the same as those in ASC Topic 606 above. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This update relate to when another party, along with the entity, is involved in providing a good or service to a customer. ASC Topic 606, requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by another party (i.e., the entity is an agent). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This update clarifies Topic 606 with respect to (i) the identification of performance obligations and (ii) the licensing implementation guidance. The update does not change the core principle of the guidance in Topic 606. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This update addresses narrow-scope improvements to the guidance on collectibility, noncash consideration and completed contracts at transition. The update provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. Then, in December 2016, the FASB issued ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The updates in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. ASU 2016-09 is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company plans to adopt this update as of January 1, 2017. The Company does not believe the adoption of ASU 2016-09 will have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The update requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The update requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. The update is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application will be permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not believe the adoption of ASU 2016-13 will have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update is intended to improve financial reporting in regards to how certain transactions are classified in the statement of cash flows. This update requires that debt extinguishment costs be classified as cash outflows for financing activities and provides additional classification guidance for the statement of cash flows. The update also requires that the classification of cash receipts and payments that have aspects of more than one class of cash flows to be determined by applying specific guidance under generally accepted accounting principles. The update also requires that each separately identifiable source or use within the cash receipts and payments be classified on the basis of their nature in financing, investing or operating activities. The update is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-15 as of December 31, 2016, and it did not have a material impact on the Company’s consolidated financial statements.
In October 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The update applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The update addresses diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows, and requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The update is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The updates should be applied using a retrospective transition method to each period presented. The Company adopted ASU 2016-15 as of December 31, 2016, and although it changed the historical presentation on the consolidated statements of cash flows, it did not have any other material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The update affects all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The update is intended to help companies and other organizations evaluate whether transactions should be

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

accounted for as acquisitions (or disposals) of assets or businesses. The update provides a more robust framework to use in determining when a set of assets and activities is a business, and also provides more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. For public companies, the update is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not believe the adoption of ASU 2017-01 will have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The update also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. For public companies, the update is effective for any annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not believe the adoption of ASU 2017-04 will have a material impact on the Company’s consolidated financial statements.
3. Restructuring and Impairment Charges
The Company has implemented various restructuring plans to better align its resources with its business strategy. The related restructuring charges are recorded in the restructuring and impairment charges line item on the Company’s consolidated statements of income (loss).
In July 2015, the Company committed to the implementation of a plan to close Ashford University’s residential campus in Clinton, Iowa (the “Clinton Campus”) during the second quarter of 2016. As part of the planned campus closure, as well as the vacating certain other leased property, the Company recognized asset impairment charges of $2.2 million, $43.3 million and $4.6 million relating to the write-off of certain fixed assets during the years ended December 31, 2016, 2015 and 2014, respectively.
With the closure of the Clinton Campus, ground-based Ashford University students were provided opportunities to continue to pursue their degrees as reflected in their respective student transfer agreements. For the year ended December 31, 2015, the Company recorded restructuring charges relating to future cash expenditures for student transfer agreements of approximately $3.3 million. This estimate was based upon several assumptions that were subject to change, including assumptions related to the number of students who elected to continue to pursue their degrees through Ashford University’s online programs. For the year ended December 31, 2016, the Company reassessed this estimate and decreased the related restructuring charges by approximately $0.1 million.
In recent years, the Company has implemented reductions in force to help better align personnel resources with the decline in enrollment. During the years ended December 31, 2016, 2015 and 2014, the Company recognized $2.7 million, $4.7 million and $3.6 million, respectively, as restructuring charges related to severance costs for wages and benefits resulting from the reductions in force. We anticipate these costs will be paid out by the end of the first quarter of 2017 from existing cash on hand.
As part of its continued efforts to streamline operations, the Company vacated or consolidated properties in Denver and San Diego and reassessed its obligations on non-cancelable leases. The fair value estimate of these non-cancelable leases is based on the contractual lease costs over the remaining term, partially offset by estimated future sublease rental income. The estimated rental income considers subleases the Company has executed or expects to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the related facilities. During the years ended December 31, 2016, 2015 and 2014, the Company recorded $14.5 million, $17.0 million and $6.5 million, respectively, for lease exit costs, primarily related to properties in Denver and San Diego.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

During the fourth quarter of 2014, the Company terminated a software development program for internal operations due to a change in the Company's operating plan. As a result, the Company recorded an asset impairment charge of $2.2 million during the year ended December 31, 2014 for previously capitalized software costs.
The following table summarizes the amounts recorded in the restructuring and impairment charges line item on the Company's consolidated statements of income (loss) for each of the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Asset impairment	$2,215	$43,328	$4,566
Student transfer agreement costs	(142)	3,264	—
Severance costs	2,668	4,717	3,560
Lease exit and other costs	14,535	17,047	6,470
Capitalized software costs	—	—	2,232
Total restructuring and impairment charges	$19,276	$68,356	$16,828
The following table summarizes the changes in the Company's restructuring liability by type during the three-year period ended December 31, 2016 (in thousands):

	Asset Impairment	Student Transfer Agreement Costs	Severance Costs	Lease Exit and Other Costs	Capitalized Software Costs	Total
Balance at December 31, 2013	$—	$—	$—	$328	$—	$328
Restructuring and impairment charges	4,566	—	3,560	6,470	2,232	16,828
Payments	—	—	(2,700)	(218)	—	(2,918)
Non-cash transaction	(4,566)	—	—	—	(2,232)	(6,798)
Balance at December 31, 2014	—	—	860	6,580	—	7,440
Restructuring and impairment charges	43,328	3,264	4,717	17,047	—	68,356
Payments	—	(40)	(3,833)	(9,706)	—	(13,579)
Non-cash transaction	(43,328)	—	—	—	—	(43,328)
Balance at December 31, 2015	—	3,224	1,744	13,921	—	18,889
Restructuring and impairment charges	2,215	(142)	2,668	14,535	—	19,276
Payments	—	(1,490)	(3,845)	(9,999)	—	(15,334)
Non-cash transaction	(2,215)	—	—	—	—	(2,215)
Balance at December 31, 2016	$—	$1,592	$567	$18,457	$—	$20,616

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

4. Investments
The following tables summarize the fair value information of short and long-term investments as of December 31, 2016 and 2015, respectively (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,688	$—	$—	$1,688
Corporate notes and bonds	—	22,746	—	22,746
Certificates of deposit	—	25,000	—	25,000
Total	$1,688	$47,746	$—	$49,434

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,314	$—	$—	$1,314
Corporate notes and bonds	—	40,843	—	40,843
Certificates of deposit	—	25,000	—	25,000
Total	$1,314	$65,843	$—	$67,157
The tables above include amounts related to investments classified as other investments, such as certificates of deposit, which are carried at amortized cost. The amortized cost of such investments approximated fair value at each balance sheet date. The assumptions used in these fair value estimates are considered as other observable inputs and are therefore categorized as Level 2 measurements under the accounting guidance. The Company's Level 2 investments are valued using readily available pricing sources that utilize market observable inputs, including the current interest rate for similar types of instruments. There were no transfers between levels during the periods presented. The Company also holds money market securities within its cash and cash equivalents on the consolidated balance sheets that are classified as Level 1 securities.
The following tables summarize the differences between amortized cost and fair value of short and long-term investments as of December 31, 2016 and 2015, respectively (in thousands):

	December 31, 2016
			Gross unrealized
	Maturities	Amortized Cost	Gain	Loss	Fair Value
Short-term
Corporate notes and bonds	1 year or less	$22,747	$2	$(3)	$22,746
Certificates of deposit	1 year or less	25,000	—	—	25,000
Total		$47,747	$2	$(3)	$47,746
The above table does not include $1.7 million of mutual funds for December 31, 2016, which are recorded as trading securities.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	December 31, 2015
			Gross unrealized
	Maturities	Amortized Cost	Gain	Loss	Fair Value
Short-term
Corporate notes and bonds	1 year or less	$18,113	$—	$(40)	$18,073
Long-term
Corporate notes and bonds	3 years or less	22,887	—	(117)	22,770
Certificate of deposit	3 years or less	25,000	—	—	25,000
Total		$66,000	$—	$(157)	$65,843
The above table does not include $1.3 million of mutual funds for December 31, 2015, which are recorded as trading securities.
As of December 31, 2016, there were three investments that were in an unrealized loss position for less than 12 months. There were no investments that were in an unrealized loss position for greater than 12 months. There was no impairment considered other-than-temporary, as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis. The Company accumulates unrealized gains and losses on the available-for-sale debt securities, net of tax, in accumulated other comprehensive gain (loss) in the stockholders’ equity section of the Company's balance sheets. As of December 31, 2015, there were no investments that were in an unrealized loss position for greater than 12 months.
5. Accounts Receivable, Net
Accounts receivable, net, consists of the following (in thousands):

	As of December 31,
	2016	2015
Accounts receivable	$42,611	$34,205
Less allowance for doubtful accounts	16,154	10,114
Accounts receivable, net	$26,457	$24,091
There are an immaterial amount of accounts receivable, net, at each balance sheet date with a payment due date of greater than one year.
The following table presents the changes in the allowance for doubtful accounts for accounts receivable for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the year ended December 31, 2016	$10,114	$32,423	$(26,383)	$16,154
For the year ended December 31, 2015	$27,567	$29,782	$(47,235)	$10,114
For the year ended December 31, 2014	$26,901	$27,853	$(27,187)	$27,567

(1)	Deductions represent accounts written off, net of recoveries.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

6. Student Loans Receivable, Net
In accordance with the terms of the settlement reached between the Company and the Consumer Financial Protection Bureau in September 2016, all existing student loans receivable were written off during the third quarter of 2016. For additional information regarding the settlement, refer to Note 21, “Commitments and Contingencies”. Student loans receivable, net, consists of the following (in thousands):

	As of December 31,
	2016	2015
Current student loans receivable	$—	$865
Less allowance for doubtful accounts	—	90
Current student loans receivable, net	$—	$775

	As of December 31,
	2016	2015
Non-current student loans receivable	$—	$8,257
Less allowance for doubtful accounts	—	863
Non-current student loans receivable, net	$—	$7,394
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
There was no revenue recognized related to student loans during the year ended December 31, 2016 and the revenue recognized related to student loans was immaterial during the year ended December 31, 2015. The following table presents the changes in the allowance for doubtful accounts for student loans receivable (tuition related) for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful student loans receivable:
For the year ended December 31, 2016	$953	$160	$(1,113)	$—
For the year ended December 31, 2015	$1,495	$81	$(623)	$953
For the year ended December 31, 2014	$2,144	$331	$(980)	$1,495

(1)	Deductions represent accounts written off, net of recoveries.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	As of December 31,
	2016	2015
Prepaid expenses	$7,160	$7,005
Prepaid licenses	5,183	5,221
Income tax receivable	7,432	20,169
Prepaid insurance	1,291	1,619
Insurance recoverable	702	16,659
Legal insurance recoverable	325	—
Interest receivable	142	299
Other current assets	1,232	1,220
Total prepaid expenses and other current assets	$23,467	$52,192
8. Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of December 31,
	2016	2015
Furniture and office equipment	$41,528	$63,354
Software	11,979	12,605
Leasehold improvements	4,332	11,136
Vehicles	22	22
Total property and equipment	57,861	87,117
Less accumulated depreciation and amortization	(45,643)	(65,375)
Total property and equipment, net	$12,218	$21,742
Depreciation and amortization expense associated with property and equipment totaled $8.4 million, $13.9 million and $17.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Included in the table above is $4.1 million as of December 31, 2015, which represents equipment sold and subsequently leased-back by the Company prior to December 31, 2015. These amounts are classified as financing activities in proceeds from failed sale-leaseback transaction on the Company's consolidated statements of cash flows.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

9. Goodwill and Intangibles, Net
Goodwill and intangibles, net, consists of the following (in thousands):

	December 31, 2016
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,153	$(17,397)	$3,756
Purchased intangible assets	15,850	(4,754)	11,096
Total definite-lived intangible assets	$37,003	$(22,151)	$14,852
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$17,419

	December 31, 2015
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$20,323	$(13,954)	$6,369
Purchased intangible assets	15,850	(3,521)	12,329
Total definite-lived intangible assets	$36,173	$(17,475)	$18,698
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$21,265
Goodwill and indefinite-lived intangibles includes the goodwill resulting from prior period acquisitions and the indefinite-lived intangibles attributable to the accreditation of the Company's institutions. Definite-lived intangibles include trademark agreements and digital course materials.
For the years ended December 31, 2016, 2015 and 2014, amortization expense was $4.7 million, $5.7 million and $5.7 million, respectively. The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
2017	$3,370
2018	2,373
2019	1,613
2020	1,321
2021	1,240
Thereafter	4,935
Total future amortization expense	$14,852

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

10. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of the following (in thousands):

	As of December 31,
	2016	2015
Accounts payable	$4,519	$4,762
Accrued salaries and wages	8,967	10,476
Accrued bonus	5,087	4,295
Accrued vacation	9,313	9,628
Accrued litigation and fees	13,946	720
Accrued expenses	15,793	17,227
Rent liability	17,232	13,406
Accrued insurance liability	3,009	18,666
Accrued income taxes payable	—	16
Total accrued liabilities	$77,866	$79,196
11. Deferred Revenue and Student Deposits
Deferred revenue and student deposits consists of the following (in thousands):

	As of December 31,
	2016	2015
Deferred revenue	$21,733	$23,311
Student deposits	52,933	65,445
Total deferred revenue and student deposits	$74,666	$88,756
12. Other Long-Term Liabilities
Other long-term liabilities consists of the following (in thousands):

	As of December 31,
	2016	2015
Uncertain tax positions	$8,216	$7,870
Legal settlements	—	178
Other long-term liabilities	5,414	6,998
Total other long term liabilities	$13,630	$15,046
13. Credit Facilities
The Company has issued letters of credit that are collateralized with cash in the aggregate amount of $7.1 million, which is included as restricted cash as of December 31, 2016.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. The Company has entered into a surety bond facility with an insurance company to provide such bonds when required. As of December 31, 2016, the Company's total available surety bond facility was $3.5 million and the surety had issued bonds totaling $3.4 million on the Company's behalf under such facility.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

14. Lease Obligations
Operating leases
The Company leases certain office facilities and office equipment under non-cancelable lease arrangements that expire at various dates through 2023. The office leases contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $23.3 million, $38.5 million and $42.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table summarizes the future minimum rental payments under non-cancelable operating lease arrangements in effect at December 31, 2016 (in thousands):

Year Ended December 31,
2017	$36,061
2018	31,230
2019	20,488
2020	9,150
2021	4,933
Thereafter	1,949
Total minimum payments	$103,811
The Company has agreements to sublease certain portions of its office facilities, with four active subleases as of December 31, 2016. The Company is subleasing approximately 41,000 square feet of office space in San Diego, California with a commitment to lease for 40 months and a net sublease value of $1.8 million. In addition, the Company is subleasing approximately 72,000 square feet of office space in Denver, Colorado with a commitment to lease for 56 months and a net sublease value of $6.6 million.
15. Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding for the period.
Diluted earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the sum of (i) the weighted average number of common shares outstanding during the period, plus (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive. Potentially dilutive securities for the periods presented include incremental stock options, unvested restricted stock units (“RSUs”) and unvested performance stock units (“PSUs”).

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss)	$(30,040)	$(70,454)	$9,668
Denominator:
Weighted average number of common shares outstanding	46,228	45,665	45,204
Effect of dilutive options and restricted stock units	—	—	1,308
Diluted weighted average number of common shares outstanding	46,228	45,665	46,512
Earnings (loss) per share:
Basic	$(0.65)	$(1.54)	$0.21
Diluted	$(0.65)	$(1.54)	$0.21
The following table sets forth the number of stock options, RSUs and PSUs excluded from the computation of diluted loss per share for the periods indicated because their effect was anti-dilutive (in thousands):

	Year Ended December 31,
	2016	2015	2014
Options	4,359	5,063	2,660
RSUs and PSUs	730	762	—
16. Stock-Based Compensation
The Company recorded $7.3 million, $9.7 million and $10.6 million of compensation expense related to equity awards for the years ended December 31, 2016, 2015 and 2014, respectively. The related income tax benefit was $2.7 million, $3.6 million and $4.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company records stock-based compensation expense over the vesting term using the graded-vesting method.
Stock Options
The Company grants stock options from its 2009 Stock Incentive Plan (the “2009 Plan”). The compensation committee of the Company's board of directors, or the full board of directors, determines eligibility, vesting schedules and exercise prices for stock options granted under the 2009 Plan. Stock options granted under the 2009 Plan typically have a maximum contractual term of 10 years, subject to the option holder's continuing service with the Company. Stock options are generally granted with a four-year vesting requirement, pursuant to which the option holder must continue providing service to the Company at the applicable vesting date. All stock options granted during the years ended December 31, 2016, 2015 and 2014 were awarded pursuant to the 2009 Plan. Under the 2009 Plan, the number of authorized shares is subject to automatic increase each January 1 through and including January 1, 2019, pursuant to a formula contained in the 2009 Plan, without the need for further approval by the Company's board of directors or stockholders.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The following table presents a summary of stock option activity during the years ended December 31, 2016, 2015 and 2014 (in thousands, except for exercise prices and contractual terms):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
December 31, 2013	5,490	$14.25	6.52	$28,769
Granted	403	$14.35
Exercised	(388)	$8.01
Forfeitures and expired	(337)	$21.43
December 31, 2014	5,168	$14.26	5.73	$7,732
Granted	455	$9.44
Exercised	(206)	$1.38
Forfeitures and expired	(764)	$18.15
December 31, 2015	4,653	$13.72	4.84	$2,556
Granted	375	$10.44
Exercised	(306)	$4.35
Forfeitures and expired	(1,115)	$15.41
December 31, 2016	3,607	$13.64	4.80	$2,025
Vested and expected to vest at December 31, 2016	3,544	$13.70	4.73	$2,006
Exercisable at December 31, 2016	2,996	$14.25	4.03	$1,868
As of December 31, 2016, the Company had 5.7 million shares of common stock reserved for issuance upon the exercise of outstanding stock options and settlement of outstanding stock awards under the Company's equity incentive plans. Shares issued upon stock option exercises and settlements of stock awards are drawn from the authorized but unissued shares of common stock.
During the year ended December 31, 2016, there were 0.3 million stock options exercised with an intrinsic value of $1.2 million. The windfall tax benefit realized from these exercises was $0.3 million. The Company also recognized a tax benefit shortfall of $0.4 million related to stock options exercised at values lower than the related compensation expense. During the year ended December 31, 2015, there were 0.2 million stock options exercised with an intrinsic value of $1.6 million. The windfall tax benefit realized from these exercises was $0.5 million. The Company also recognized a tax benefit shortfall of $0.1 million related to stock options exercised at values lower than the related compensation expense. During the year ended December 31, 2014, there were 0.4 million stock options exercised with an intrinsic value of $3.3 million. The windfall tax benefit realized from these exercises was $0.7 million. The Company also recognized a tax benefit shortfall of $0.1 million related to stock options exercised at values lower than the related compensation expense.
Approximately 1.0 million and 0.6 million stock options expired during the years ended December 31, 2016 and 2015, respectively.
The fair value of each stock option award granted during the years ended December 31, 2016, 2015 and 2014 was estimated on the date of grant using the Black-Scholes option pricing model. The Company's determination of the fair value of share-based awards is affected by the Company's common stock price as well as assumptions regarding a number of complex and subjective variables.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Below is a summary of the assumptions used for the stock options granted in the years indicated.

	2016	2015	2014
Weighted average exercise price per share	$10.44	$9.44	$14.35
Risk-free interest rate	1.4%	1.6%	2.0%
Expected dividend yield	—	—	—
Expected volatility	49.8%	50.7%	55.1%
Expected life (in years)	5.75	5.75	5.75
Forfeiture rate	9.0%	7.0%	6.0%
Weighted average grant date fair value per share	$4.91	$4.52	$7.43
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
As of December 31, 2016, 2015 and 2014, there was $1.4 million, $1.7 million and $3.2 million, respectively, of unrecognized compensation costs related to unvested stock options. At December 31, 2016, the unrecognized compensation costs of stock options were expected to be recognized over a weighted average period of 1.2 years.
Stock Awards
The Company also grants RSUs to its employees under the 2009 Plan. Each RSU represents the future issuance of one share of the Company's common stock contingent upon the recipient's continued service with the Company through the applicable vesting date. Upon the vesting date, RSUs are automatically settled for shares of the Company's common stock unless the applicable award agreement provides for delayed settlement. If prior to the vesting date the employee's status as a full-time employee is terminated, the unvested RSUs are automatically canceled on the employment termination date, unless otherwise specified in an employee's individual employment agreement. The fair value of an RSU is calculated based on the market value of the common stock on the grant date and is amortized over the applicable vesting period using the graded-vesting method.
During the years ended December 31, 2014 and 2015, the Company also granted PSUs under the 2009 Plan to certain individuals. No PSUs were granted during the year ended December 31, 2016. Each PSU represents the future issuance of one share of the Company's common stock contingent upon achievement of the applicable performance target and the recipient's continued service with the Company through the applicable vesting date. Certain of the PSUs previously granted may be earned based on the achievement of a market-based measure, the Company's stock price, and certain of the PSUs previously granted may be earned based on the achievement of a performance-based measure, the Company's diluted earnings per share. With respect to each award of PSUs, one-fourth of the PSUs may be earned during the applicable 12-month period based on the achievement of the applicable performance target, and PSUs earned during the applicable 12-month period will vest on a future date as set forth in the applicable PSU award agreement, subject to the employee's continued service with the Company through the applicable vesting date. Upon the vesting date, earned PSUs are automatically settled for shares of the Company's common stock. If prior to the vesting date the employee's status as a full-time employee is terminated, the unvested PSUs are automatically canceled on the employment termination date, unless otherwise specified in an employee's individual employment agreement.
PSUs are amortized over the applicable vesting period using the graded-vesting method. The fair value of the portion of the PSU awards subject to earning based on the achievement of a performance-based measure was based on the Company's stock price as of the date the applicable performance target was approved by the Company's board of directors. Compensation cost for the portion of the PSU awards subject to earning based on the achievement of a performance-based measure is recorded based on the probable outcome of the performance conditions associated with the shares, as determined by

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

management. The fair value of the portion of the PSU awards subject to earning based on the achievement of a market-based measure was estimated based on the Company's stock price as of the date of grant using a Monte Carlo simulation model.
The assumptions for the portion of the PSU awards subject to earning based on the achievement of a market-based measure are noted in the following table:

2015
Grant price per share	$9.46
Risk-free interest rate	0.7%
Expected dividend yield	—
Historical volatility	50.0%
Expected life (in years)	4.0
Forfeiture rate	7.0%
Weighted average grant date fair value per share	$4.04
A summary of the RSU and PSU activity and related information is as follows:

	Restricted Stock Units and Performance Stock Units
	Time-Based RSU		Performance-Based PSU		Market-Based PSU
	Number of Shares	Weighted Average Purchase Price	Number of Shares	Weighted Average Purchase Price	Number of Shares	Weighted Average Purchase Price
Balance at December 31, 2013	1,098,517	$10.38	—	—	—	—
Awarded	786,250	$14.33	—	—	975,295	$5.39
Vested	(393,106)	$10.15	—	—	—	—
Canceled	(212,572)	$11.89	—	—	—	—
Balance at December 31, 2014	1,279,089	$12.63	—	—	975,295	$5.39
Awarded	983,473	$9.33	455,765	$9.86	229,017	$4.04
Vested	(353,126)	$12.34	—	—	—	—
Canceled	(519,425)	$11.51	(96,621)	$9.86	(238,084)	$5.21
Balance at December 31, 2015	1,390,011	$10.78	359,144	$9.86	966,228	$5.11
Awarded	504,770	$10.18	—	—	—	—
Vested	(472,091)	$10.84	—	—	—	—
Canceled	(288,767)	$10.69	(92,028)	$9.86	(231,290)	$5.19
Balance at December 31, 2016	1,133,923	$10.52	267,116	$9.86	734,938	$5.09
As of December 31, 2016 and 2015, there was $4.7 million and $6.9 million, respectively, of unrecognized compensation costs related to unvested RSUs. At December 31, 2016, the unrecognized compensation costs of RSUs were expected to be recognized over a weighted average period of 1.2 years.
During the year ended December 31, 2016, 0.5 million RSUs vested and were released with a market value of $4.8 million. The tax benefit shortfall realized from the RSUs released was $0.2 million. During the year ended December 31, 2015, 0.4 million RSUs vested and were released with a market value of $3.3 million. The actual tax benefit windfall realized from the RSUs released was $0.4 million. During the year ended December 31, 2014, 0.4 million RSUs vested and were released with a market value of $5.3 million. The actual tax benefit windfall realized from the RSUs released was $0.5 million.
As of December 31, 2016, there was $1.5 million of unrecognized compensation costs related to unvested PSUs. At December 31, 2016, the unrecognized compensation costs of PSUs were expected to be recognized over a weighted average

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

period of 1.2 years, to the extent the applicable performance criteria are met. No PSUs vested during the year ended December 31, 2016, 2015 or 2014.
17. Stock Repurchase Programs
The Company's board of directors may authorize the Company to repurchase outstanding shares of its common stock from time to time in the open market through block trades or otherwise depending on market conditions and other considerations, pursuant to the applicable rules of the Securities and Exchange Commission (“SEC”). The Company's policy is to retain these repurchased shares as treasury shares and not to retire them. The amount and timing of future share repurchases, if any, will be determined as market and business conditions warrant. The Company did not repurchase any shares of our common stock during the years ended December 31, 2016 and 2015.
18. Income Taxes
The Company uses the asset-liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in income and deductions in future years. The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$(8,433)	$(10,370)	$12,686
State	530	(309)	1,937
	(7,903)	(10,679)	14,623
Deferred:
Federal	25	33,482	(6,216)
State	3	7,462	(880)
	28	40,944	(7,096)
Total	$(7,875)	$30,265	$7,527
Each reporting period, the Company assesses the likelihood that it will be able to recover its deferred tax assets, which represent timing differences in the recognition of certain tax deductions for accounting and tax purposes. The realization of deferred tax assets is dependent in part upon future taxable income. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence, including past operating results, estimates of future taxable income given current business conditions affecting the Company, and the feasibility of ongoing tax planning strategies.
As of December 31, 2016, the Company continues to record a full valuation allowance against all net deferred tax assets, as was the case at December 31, 2015. The Company intends to maintain a valuation allowance against its deferred tax assets until sufficient positive evidence exists to support its reversal.
Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are paid or recovered.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Significant components of the Company’s deferred tax assets and liabilities and balance sheet classifications are as follows (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss	$1,052	$737
Fixed assets	(1,241)	(1,328)
Bad debt	1,979	2,412
Vacation accrual	3,249	3,305
Stock-based compensation	12,827	15,766
Deferred rent	12,687	12,585
State tax	2,534	2,154
Bonus accrual	1,873	1,609
Unearned interest	—	898
Accrued expenses	5,994	3,939
Revenue reserves	135	64
Other	760	278
Total deferred tax assets	41,849	42,419
Valuation allowance	(41,849)	(42,419)
Net deferred tax assets	—	—
Deferred tax liabilities:
Fixed assets and intangibles	—	—
Indefinite-lived intangibles	(773)	(744)
Total deferred tax liabilities	(773)	(744)
Total net deferred tax assets (liabilities)	$(773)	$(744)
At December 31, 2016, the Company had federal net operating loss carryforwards of $0.6 million, which are available to offset future taxable income. The federal net operating loss carryforwards will begin to expire in 2021. The Company’s utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Section 382 of Internal Revenue Code of 1986, as amended. The Company has performed a Section 382 analysis and has determined that there is no material effect on the net operating loss carryforwards.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The following table presents a reconciliation of the income tax expense (benefit) computed using the federal statutory tax rate of 35% and the Company's provision for income taxes (in thousands):

	Year Ended December 31,
	2016		2015		2014
Computed expected federal tax expense	$(13,270)	35.0%	$(14,066)	35.0%	$6,018	35.0%
State taxes, net of federal benefit	(551)	1.5	(655)	1.6	426	2.5
Permanent differences	341	(0.9)	1,033	(2.6)	1,125	6.5
Penalty	2,800	(7.4)	—	—	—	—
Uncertain tax positions	346	(1.0)	480	(1.2)	424	2.5
Credits	(402)	1.1	(206)	0.5	(470)	(2.7)
Stock compensation	116	(0.3)	1,246	(3.1)	—	—
Valuation allowance	2,708	(7.1)	42,419	(105.5)	—	—
Other	37	(0.1)	14	—	4	—
Income tax expense (benefit)	$(7,875)	20.8%	$30,265	(75.3)%	$7,527	43.8%
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2016	2015	2014
Unrecognized tax benefits at beginning of period	$20,589	$20,877	$7,387
Gross increases-tax positions in prior period	176	169	13,869
Gross decreases-tax positions in prior period	(517)	(2)	(23)
Gross increases-current period tax positions	—	—	53
Settlements	—	(455)	(409)
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits at end of period	$20,248	$20,589	$20,877
Included in the amount of unrecognized tax benefits at December 31, 2016 and 2015 is $13.2 million and $13.4 million, respectively, of tax benefits that, if recognized, would affect the Company's effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2016 and 2015 is $7.1 million and $7.2 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets. It is reasonably possible that the total amount of the unrecognized tax benefit will change during the next 12 months; however, the Company does not expect the potential change to have a material effect on the results of operations or financial position in the next year.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2016 and 2015, the Company had approximately $2.4 million and $2.0 million, respectively, of accrued interest, before any tax benefit, related to uncertain tax positions.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The tax years 2001 through 2015 are open to examination by major taxing jurisdictions to which the Company is subject.
The Company was notified by the Internal Revenue Service in January 2017 that they will be conducting an audit examination of the Company’s income tax returns for the years 2013 through 2015.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The Company is currently under audit by the California Franchise Tax Board for the years 2008 through 2012. The Company has agreed to settle all years under audit and anticipates that the Franchise Tax Board will issue a Notice of Action during the first half of 2017.
The Company is also currently under audit by the Oregon Department of Revenue for the years 2012 through 2014. In January 2017, the Oregon Department of Revenue issued Notices of Deficiencies, which were recently appealed by the Company.
The Company is also subject to various other state audits. With regard to all audits, the Company does not expect any significant adjustments to amounts already reserved.
19. Regulatory
The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the “Higher Education Act”), and the regulations promulgated thereunder by the U.S. Department of Education (the “Department”) subject the Company to significant regulatory scrutiny on the basis of numerous standards that institutions of higher education must satisfy in order to participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV programs”).
Ashford University is regionally accredited by WASC Senior College and University Commission (“WSCUC”) and University of the Rockies is regionally accredited by the Higher Learning Commission (“HLC”).
Department of Education Completed Program Review of Ashford University
In July 2014, the Company and Ashford University received notification from the Department that it intended to conduct a program review of Ashford’s administration of the Title IV programs in which the university participates. The review commenced in August 2014 and covered federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”), the Drug-Free Schools and Communities Act, and related regulations. Ashford was provided with the Department's initial program review report and responded to such initial report.
On August 2, 2016, the Department issued a Final Program Review Determination (“FPRD”), which stated that Ashford University’s responses have resolved eight of the twelve findings from the Department’s initial report. Of the four findings that were not resolved by Ashford’s responses, the first three related to (i) overawards in excess of financial need, (ii) lack of verifications of enrollment status before disbursement and (iii) disbursement of direct subsidized loan funds in excess of the aggregate maximum, respectively. With respect to these three findings, the Department found that Ashford’s revised policies and procedures, if implemented as drafted, are adequate, and the Department assessed monetary liabilities of approximately $138,000 against Ashford related to overpayments to students. With respect to the fourth unresolved finding, which related to compliance with Drug and Alcohol Abuse Prevention Program requirements, the FPRD noted that this finding would not have been designated as a reportable condition if accurate and complete information to substantiate Ashford’s claims of compliance had been provided during the site visit. The FPRD stated that in spite of this concern, the Department’s examination showed that the identified compliance issue was, for the most part, satisfactorily addressed by Ashford’s response and enhanced internal policies and procedures, and that the Department has accepted the university’s response and considers this finding to be closed for purposes of the program review. On October 5, 2016, Ashford received a letter from the Department indicating that, in reference to the documentation received from Ashford in response to instructions provided in the FPRD, all requirements have been addressed and the institution may now consider the program review closed, with no further action required.
Department of Education Open Program Review of Ashford University
On July 7, 2016, Ashford University was notified by the Department that an off-site program review had been scheduled to assess Ashford’s administration of the Title IV programs in which it participates. The off-site program review commenced on July 25, 2016 and initially covers students identified in the 2009-2012 calendar year data previously provided by Ashford to the Department in response to a request for information received from the Multi-Regional and Foreign School Participation Division of the Department’s Office of Federal Student Aid (the “FSA”) on December 10, 2015, but may be expanded if appropriate. On December 9, 2016, the Department informed Ashford that it intended to continue the program review on-site at

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Ashford. The on-site program review commenced on January 23, 2017 and initially covers the 2015-2016 and 2016-2017 award years, but may be expanded if appropriate.
WSCUC Accreditation of Ashford University
In July 2013, WSCUC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. In December 2013, Ashford effected its transition to WSCUC accreditation and designated its San Diego, California facilities as its main campus and its Clinton, Iowa campus as an additional location. As part of a continuing monitoring process, Ashford hosted a visiting team from WSCUC in a special visit in April 2015. In July 2015, Ashford received an Action Letter from WSCUC outlining the findings arising out of its visiting team's special visit. The Action Letter stated that the WSCUC visiting team found substantial evidence that Ashford continues to make sustained progress in all six areas recommended by WSCUC in 2013. As part of its institutional review process, WSCUC will conduct a comprehensive review of Ashford scheduled to commence with an off-site review in spring 2018, followed by an on-site review in fall 2018.
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
In April 2014, the application was granted, and Ashford University was approved by the BPPE to operate in California until July 15, 2018. As a result, the university is subject to laws and regulations applicable to private, postsecondary educational institutions located in California, including reporting requirements related to graduation, employment and licensing data, certain changes of ownership and control, faculty and programs, and student refund policies. Ashford also remains subject to other state and federal student employment data reporting and disclosure requirements.
The BPPE is required to conduct compliance inspections for each of its approved institutions. On October 12, 2016, the BPPE conducted a compliance inspection of Ashford University. Ashford is working with the BPPE to resolve any issues identified in connection with the compliance inspection.
The “90/10” Rule
Under the Higher Education Act, a proprietary institution loses eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues (calculated in accordance with Department regulations) from Title IV program funds for two consecutive fiscal years. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single fiscal year is placed on provisional certification and may be subject to other enforcement measures.
For the years ended December 31, 2016, 2015 and 2014, Ashford University derived 81.2%, 80.9% and 83.4%, respectively, and University of the Rockies derived 86.5%, 86.6% and 88.3%, respectively, of their respective revenues from Title IV program funds.
Cohort Default Rate
For each federal fiscal year, the Department calculates a rate of student defaults over a three-year measuring period for each educational institution, which is known as a “cohort default rate.” An institution may lose eligibility to participate in the William D. Ford Federal Direct Loan Program and the Federal Pell Grant Program if, for each of the three most recent federal fiscal years, 30% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The most recent official three-year cohort default rates for Ashford University for the 2013, 2012 and 2011 federal fiscal years, were 14.5%, 15.3% and 15.3%, respectively. The most recent official three-year cohort default rates for University of the Rockies for the 2013, 2012 and 2011 federal fiscal years, were 3.8%, 4.3% and 6.6%, respectively.
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
For the fiscal year ended December 31, 2015, the consolidated composite score calculated was 1.8, satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. The Company expects the consolidated composite score to be 2.0 for the year ended December 31, 2016. However, the consolidated calculation is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2016.
Substantial Misrepresentation
The Higher Education Act prohibits an institution participating in Title IV programs from engaging in substantial misrepresentation regarding the nature of its educational programs, its financial charges or the employability of its graduates. Under the Department’s rules, a “misrepresentation” is any false, erroneous or misleading statement an institution, one of its representatives or any ineligible institution, organization or person with whom the institution has an agreement to provide educational programs or marketing, advertising, recruiting, or admissions services makes directly or indirectly to a student, prospective student or any member of the public, or to an accrediting agency, a state agency or the Department. The Department’s rules define a “substantial misrepresentation” as any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. For-profit educational institutions are also subject to the general deceptive practices jurisdiction of the Federal Trade Commission and the Consumer Financial Protection Bureau (the “CFPB”).
On December 10, 2015, Ashford University received a request for information from the Multi-Regional and Foreign School Participation Division of the FSA for (i) advertising and marketing materials provided to prospective students regarding the transferability of certain credit, (ii) documents produced in response to the August 10, 2015 Civil Investigative Demand from the CFPB related to the CFPB’s investigation to determine whether for-profit postsecondary education companies or other unnamed persons have engaged in or are engaging in unlawful acts or practices related to the advertising, marketing or origination of private student loans, (iii) certain documents produced in response to subpoenas and interrogatories issued by the Attorney General of the State of California (the “CA Attorney General”) and (iv) records created between 2009 and 2012 related to the disbursement of certain Title IV funds. The FSA is investigating representations made by Ashford University to potential and enrolled students, and has asked the Company and Ashford to assist in its assessment of Ashford’s compliance with the prohibition on substantial misrepresentations. The Company and Ashford University intend to provide the FSA with their full cooperation with a view toward demonstrating the compliant nature of their practices.
As discussed above, the Department is currently conducting a program review to assess Ashford University’s administration of the Title IV programs in which it participates, which covers in part students identified in the 2009-2012 calendar year data provided by Ashford to the Department in response to the FSA’s December 10, 2015 request for information.
If the Department determines that one of the Company’s institutions has engaged in substantial misrepresentation, the Department may (i) revoke the institution’s program participation agreement, if the institution is provisionally certified, (ii) impose limitations on the institution’s participation in Title IV programs, if the institution is provisionally certified, (iii) deny participation applications made on behalf of the institution or (iv) initiate proceedings to fine the institution or to limit, suspend or terminate the participation of the institution in Title IV programs. Because Ashford University is provisionally certified, if

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

the Department determined that Ashford has engaged in substantial misrepresentation, the Department may take the actions set forth in clauses (i) and (ii) above in addition to any other actions taken by the Department.
GI Bill Benefits
On May 20, 2016, the Company received a letter from the Iowa Department of Education (the “Iowa DOE”) indicating that, as a result of the planned closure of the Clinton Campus, the Iowa State Approving Agency (the “ISAA”) would no longer continue to approve Ashford University’s programs for GI Bill benefits after June 30, 2016, and recommending Ashford seek approval through the State Approving Agency of jurisdiction for any location that meets the definition of a “main campus” or “branch campus”. Ashford began the process of applying for approval through the State Approving Agency in California (“CSAAVE”), and the Company subsequently disclosed that on June 20, 2016 it received a second letter from the Iowa DOE indicating that the Iowa DOE had issued a stay of the ISAA’s withdrawal of approval of Ashford’s programs for GI Bill benefits effective immediately until the earlier of (i) 90 days from June 20, 2016 or (ii) the date on which CSAAVE completed its review and issued a decision regarding the approval of Ashford in California. Ashford received communication from CSAAVE indicating that additional information and documentation would be required before Ashford’s application could be considered for CSAAVE approval. Ashford subsequently withdrew the CSAAVE application and continued working with the U.S. Department of Veterans Affairs, the Iowa DOE and the ISAA to obtain continued approval of Ashford’s programs for GI Bill benefits and to prevent any disruption of educational benefits to Ashford’s veteran students.
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
20. Retirement Plans
The Company maintains an employee savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, participating employees may contribute a portion of their pre-tax earnings up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the 401(k) Plan in its sole discretion. The Company's total expense related to the 401(k) Plan was $3.1 million, $3.4 million and $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Compliance Audit by the Department's Office of the Inspector General
In January 2011, Ashford University received a final audit report from the Department's Office of Inspector General (the “OIG”) regarding the compliance audit commenced in May 2008 and covering the period July 1, 2006 through June 30, 2007. The audit covered Ashford University's administration of Title IV program funds, including compliance with regulations governing institutional and student eligibility, awards and disbursements of Title IV program funds, verification of awards and returns of unearned funds during that period, and compensation of financial aid and recruiting personnel during the period May 10, 2005 through June 30, 2009.
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
Ashford University received a final audit determination on February 22, 2017 from the Department that was dated February 14, 2017. The determination maintains that Ashford University owes the Department $0.3 million as a result of incorrect refund calculations and refunds that were not made or made late, and that Ashford ensure it properly enforces its policies and is in compliance with regulations related to disbursement of Title IV, HEA funds. The Department closed or required no further action on all other prior OIG findings.  Ashford University is evaluating the determination and has 45 days to submit an appeal to the Secretary of Education. As of December 31, 2016, the Company has recorded an expense of $0.3 million related to this matter.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Representatives from the Company met with representatives from the CA Attorney General’s office on several occasions to discuss the status of the investigation, additional information requests, and specific concerns related to possible unfair business practices in connection with the Company’s recruitment of students and debt collection practices. The parties continue to discuss a potential resolution involving injunctive relief, other non-monetary remedies and a payment to the CA Attorney General. The Company currently estimates that a reasonable range of loss for this matter is between $8.0 million and $20.0 million. The Company has recorded an expense of $8.0 million related to this matter which represents its current best estimate of the cost of resolution of this matter.
Massachusetts Attorney General Investigation of Bridgepoint Education, Inc. and Ashford University
On July 21, 2014, the Company and Ashford University received from the Attorney General of the State of Massachusetts (the “MA Attorney General”) a Civil Investigative Demand (the “MA CID”) relating to the MA Attorney General's investigation of for-profit educational institutions and whether the university's business practices complied with Massachusetts consumer protection laws. Pursuant to the MA CID, the MA Attorney General has requested from the Company and Ashford University documents and information for the time period January 1, 2006 to present. The Company is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.
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
Consumer Financial Protection Bureau Subpoena of Bridgepoint Education, Inc. and Ashford University
On August 10, 2015, the Company and Ashford University received from the CFPB Civil Investigative Demands related to the CFPB's investigation to determine whether for-profit postsecondary education companies or other unnamed persons have engaged in or are engaging in unlawful acts or practices related to the advertising, marketing or origination of private student loans. The Company and Ashford University provided documents and other information to the CFPB and the CFPB attended several meetings with representatives from the Company and the CA Attorney General’s office to discuss the status of both investigations, additional information requests, and specific concerns related to possible unfair business practices in connection with the Company’s recruitment of students and debt collection practices.
All of the parties met again in the spring of 2016 to discuss the status of the investigations and explore a potential joint resolution involving injunctive relief, other non-monetary remedies and a payment to the CA Attorney General and the CFPB. On September 7, 2016, the Company consented to the issuance of a Consent Order (the “Consent Order”) by the CFPB in full resolution of the CFPB’s allegations stemming from the Civil Investigative Demands. The Consent Order includes payment by

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

the Company of $8.0 million in penalties to the CFPB and approximately $5.0 million to be used for restitution to students who incurred debt from student loans made by the Company’s institutions, and forgiveness by the Company of approximately $18.6 million of outstanding institutional loan debt. The Consent Order also outlines certain compliance actions the Company must undertake, including that the Company must require certain students to utilize the CFPB’s Electronic Financial Impact Platform before enrolling in one of the Company’s institutions, the Company must implement a compliance plan designed to ensure its institutional loan program complies with the terms of the Consent Order, and the Company must submit reports describing its compliance with the Consent Order to the CFPB at designated times and upon request by the CFPB. The institutional loans programs were discontinued by the Company’s institutions before the CFPB investigation began. As of December 31, 2016, the Company had a remaining accrual of approximately $5.6 million related to this matter.
Department of Justice Civil Investigative Demand
On July 7, 2016, the Company received from the U.S. Department of Justice (the “DOJ”) a Civil Investigative Demand (the “DOJ CID”) related to the DOJ's investigation concerning allegations that the Company may have misstated Title IV refund revenue or overstated revenue associated with private secondary loan programs and thereby misrepresented its compliance with the 90/10 rule of the Higher Education Act. Pursuant to the DOJ CID, the DOJ has requested from the Company documents and information for fiscal years 2011-2015. The Company is cooperating with the DOJ and cannot predict the eventual scope, duration or outcome of the investigation at this time. As a result, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.
Securities Class Actions
Consolidated Securities Class Action
On July 13, 2012, a securities class action complaint was filed in the U.S. District Court for the Southern District of California by Donald K. Franke naming the Company, Andrew Clark, Daniel Devine and Jane McAuliffe as defendants for allegedly making false and materially misleading statements regarding the Company’s business and financial results, specifically the concealment of accreditation problems at Ashford University. The complaint asserted a putative class period stemming from May 3, 2011 to July 6, 2012. A substantially similar complaint was also filed in the same court by Luke Sacharczyk on July 17, 2012 making similar allegations against the Company, Andrew Clark and Daniel Devine. The Sacharczyk complaint asserted a putative class period stemming from May 3, 2011 to July 12, 2012. On July 26, 2012, another purported securities class action complaint was filed in the same court by David Stein against the same defendants based upon the same general set of allegations and class period. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and sought unspecified monetary relief, interest, and attorneys’ fees.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
Cannon v. Clark, et al.
On November 1, 2013, a shareholder derivative complaint was filed in the U.S. District Court for the Southern District of California by James Cannon. In the complaint, the plaintiff asserts a derivative claim on the Company's behalf against certain of its current officers and directors. The complaint is captioned Cannon v. Clark, et al. and is substantially similar to the previously filed California State Court derivative action now captioned In re Bridgepoint, Inc. Shareholder Derivative Action. In the complaint, plaintiff generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. The lawsuit seeks unspecified monetary relief and disgorgement on behalf of the Company, as well as other equitable relief and attorneys' fees. Pursuant to a stipulation among the parties, on January 6, 2014, the Court ordered the case stayed during discovery in the underlying securities class action, but permitted the plaintiff to receive copies of any discovery responses served in the underlying securities class action. In September 2016, Plaintiff filed a request to voluntarily dismiss the case, which was approved by the Court.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Di Giovanni v. Clark, et al., and Craig-Johnston v. Clark, et al.
On December 9, 2013, two nearly identical shareholder derivative complaints were filed in the United States District Court for the Southern District of California. The complaints assert derivative claims on the Company's behalf against the members of the Company's board of directors as well as against Warburg Pincus & Co., Warburg Pincus LLC, Warburg Pincus Partners LLC, and Warburg Pincus Private Equity VIII, L.P. The two complaints are captioned Di Giovanni v. Clark, et al. and Craig-Johnston v. Clark, et al. The complaints generally allege that all of the defendants breached their fiduciary duties and were unjustly enriched and that the individual defendants wasted corporate assets in connection with the tender offer commenced by the Company on November 13, 2013. The lawsuits seek unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees. On February 28, 2014, the defendants filed motions to dismiss, which were granted by the Court on October 17, 2014. On December 13, 2016, the dismissal was affirmed on appeal by the United States Court of Appeals for the Ninth Circuit.
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
Larson v. Hackett, et al.
On January 19, 2017, a shareholder derivative complaint was filed in the Superior Court of the State of California in San Diego. The complaint asserts derivative claims on the Company's behalf against certain of its current and former officers and directors. The complaint is captioned Larson v. Hackett, et al. and generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. The lawsuit seeks unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees. The parties have not yet responded to the complaint, but will most likely seek to have the case stayed during discovery in the underlying Zamir securities class action.
Nieder v. Ashford University, LLC
On October 4, 2016, Dustin Nieder filed a purported class action against Ashford University in the Superior Court of the State of California in San Diego. The complaint is captioned Dustin Nieder v. Ashford University, LLC and generally alleges various wage and hour claims under California law for failure to pay overtime, failure to pay minimum wages and failure to provide rest and meal breaks. The lawsuit seeks back pay, the cost of benefits, penalties and interest on behalf of the putative class members, as well as other equitable relief and attorneys' fees. The Company filed an answer denying the claims and the

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

case is currently in discovery. The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. Based on information available to the Company at present, it cannot reasonably estimate a range of loss for this action. Accordingly, the Company has not accrued any liability associated with this action.
22. Concentration of Risk
Concentration of Revenue
In 2016, Ashford University derived 81.2% and University of the Rockies derived 86.5% of their respective revenues (calculated in accordance with Department regulations) from students whose source of funding is through Title IV programs. See Note 19, “Regulatory - The “90/10” Rule.” Title IV programs are subject to political and budgetary considerations and are subject to extensive and complex regulations. The Company's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potentially adverse actions including a suspension, limitation or termination proceeding, which could have a material adverse effect on the Company's enrollments, revenues and results of operations.
Students obtain access to federal student financial aid through a Department-prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their expected length of study. Students typically apply the funds received from the federal financial aid programs first to pay their tuition and fees. Any remaining funds are distributed directly to the student.
Concentration of Credit Risk
The Company maintains its cash and cash equivalents accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.
Concentration of Sources of Supply
The Company is dependent on a third-party provider for its online platform, which includes a learning management system that stores, manages and delivers course content, enables assignment uploading, provides interactive communication between students and faculty, and supplies online assessment tools. The partial or complete loss of this source may have an adverse effect on enrollments, revenues and results of operations.
23. Quarterly Results of Operations (Unaudited)
The following tables set forth unaudited results of operations and certain operating results for each quarter during the years ended December 31, 2016 and 2015. The Company believes the information reflects all adjustments necessary to present fairly the information below. Basic and diluted earnings (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings (loss) per share information may not equal annual basic and diluted earnings (loss) per share.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2016
Revenue	$133,002	$137,970	$136,583	$119,535
Operating income (loss)	(16,299)	3,357	(8,823)	(18,456)
Net income (loss)	(10,112)	3,338	(9,477)	(13,789)
Earnings (loss) per share:
Basic	$(0.22)	$0.07	$(0.20)	$(0.30)
Diluted	$(0.22)	$0.07	$(0.20)	$(0.30)

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2015
Revenue	$142,518	$147,057	$140,762	$131,392
Operating income (loss)	(1,200)	(512)	(34,479)	(6,104)
Net income (loss)	(371)	(650)	(62,746)	(6,687)
Loss per share:
Basic	$(0.01)	$(0.01)	$(1.37)	$(0.15)
Diluted	$(0.01)	$(0.01)	$(1.37)	$(0.15)

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
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report that appears under Item 8, “Financial Statements and Supplementary Data.”
Prior Material Weakness and Remediation
We disclosed in Item 9A, Controls and Procedures of our annual report on Form 10-K, for the year ended December 31, 2015, that there were matters that constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The previous material weakness in internal control over financial reporting related to not maintaining effective controls surrounding the selection and application of GAAP related to revenue recognition. We also did not maintain effective controls to assess the reliability of system generated data used in the operation of certain revenue.
We committed to remediating the control deficiencies that gave rise to the material weaknesses by implementing changes to our internal control over financial reporting. Management is responsible for implementing changes and improvements in our internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.
We have implemented measures to remediate the control deficiencies that gave rise to the material weaknesses. These measures include the hiring of new accounting personnel, provision of additional training to new and existing personnel, and implementation of financial reporting risk assessments and review processes to ensure significant accounting policies are implemented and applied properly under GAAP on a consistent basis throughout the Company. We performed a review of all key reports utilized in the revenue and receivable cycle to ensure appropriate controls are in place over the completeness and accuracy of the underlying data used in these key reports. We have also established enhanced procedures to ensure appropriate review of accounting policies by the members of our management team with the requisite level of accounting knowledge, experience and training.
We believe the above measures have enabled us to remediate the control deficiencies that gave rise to the material weaknesses. We will continue to maintain appropriate focus on this critical accounting area going forward. We believe these measures have remediated the identified control deficiencies and strengthen internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
On March 6, 2017, the Compensation Committee approved the payment of a one-time special bonus award to Dr. Jane L. McAuliffe in the amount of $30,000.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)    The following documents are included as part of this Annual Report on Form 10-K:
(1)    Financial Statements.
(2)    Financial Statement Schedules.
All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.
(3)    Exhibits.

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
		Acquisition Agreements
2.1		Purchase and Sale Agreement dated December 3, 2004, as amended, among The Franciscan University of the Prairies, the Sisters of St. Francis and the registrant.		X	S-1	2.1	February 17, 2009
2.2		Asset Purchase and Sale Agreement dated September 12, 2007 between the Colorado School of Professional Psychology and the registrant.		X	S-1	2.2	February 17, 2009
		Charter Documents and Instruments Defining Rights of Security Holders
3.1		Fifth Amended and Restated Certificate of Incorporation.		X	10-Q	3.1	May 21, 2009
3.2		Second Amended and Restated Bylaws.		X	S-1	3.4	March 20, 2009
4.1		Specimen of Stock Certificate.		X	S-1	4.1	March 30, 2009
4.2		Second Amended and Restated Registration Rights Agreement dated August 26, 2009 among the registrant and the other persons named therein.		X	S-1	4.4	September 4, 2009
		Employee Benefit Plans
10.1	*	Amended and Restated 2005 Stock Incentive Plan.		X	S-1	10.1	December 22, 2008
10.2	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Founders.		X	S-1	10.2	February 17, 2009
10.3	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Charlene Dackerman, Jane McAuliffe, Ross Woodard and other non-executive employees.		X	S-1	10.3	February 17, 2009
10.4	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Andrew S. Clark, Daniel J. Devine, Rodney T. Sheng and Christopher L. Spohn.		X	S-1	10.4	February 17, 2009
10.5	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Robert Hartman.		X	S-1	10.12	February 17, 2009
10.6	*	Amended and Restated 2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Charlene Dackerman, Jane McAuliffe, Ross Woodard and other non-executive employees.		X	8-K	10.13	January 12, 2010
10.7	*	Amended and Restated 2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Andrew S. Clark, Daniel J. Devine, Rodney T. Sheng and Christopher L. Spohn.		X	8-K	10.14	January 12, 2010

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.8	*	Amended and Restated 2005 Stock Incentive Plan-Amendment to Stock Option Award		X	S-1	10.33	March 30, 2009
10.9	*	Amended and Restated 2009 Stock Incentive Plan.		X	8-K	10.1	May 16, 2013
10.10	*	First Amendment to Amended and Restated 2009 Stock Incentive Plan.		X	S-8	99.2	January 17, 2017
10.11	*	Amended and Restated 2009 Stock Incentive Plan - Form of Nonstatutory Stock Option Agreement for Executives and Senior Management.		X	S-8	99.4	May 13, 2009
10.12	*	Amended and Restated 2009 Stock Option Plan - Form of Nonstatutory Stock Option Agreement (effective March 2011).		X	10-Q	10.3	May 3, 2011
10.13	*	Amended and Restated 2009 Stock Incentive Plan - Form of Incentive Stock Option Agreement for Executives and Senior Management.		X	S-8	99.5	May 13, 2009
10.14	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (Deferred Settlement).		X	8-K	99.1	June 27, 2011
10.15	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (General).		X	8-K	99.2	June 27, 2011
10.16	*	Amended and Restated 2009 Stock Incentive Plan - Form of Performance Stock Unit Award Agreement.		X	8-K	10.1	December 23, 2014
10.17	*	Amended and Restated 2009 Stock Incentive Plan - Amendment to Performance Stock Unit Award Agreement		X	10-K	10.16	March 10, 2015
10.18	*	Amended and Restated 2009 Stock Incentive Plan - Form of Performance Cash Award Agreement (with Performance Component)		X	10-Q	10.1	August 2, 2016
10.19	*	Amended and Restated 2009 Stock Incentive Plan - Form of Performance Cash Award Agreement (General)		X	10-Q	10.2	August 2, 2016
10.20	*	Form of Non-Plan Stock Option Agreement		X	S-8	99.6	May 13, 2009
10.21	*	Form of Compensatory Warrant Agreement.		X	S-1	4.1	March 20, 2009
10.22	*	Amended and Restated Employee Stock Purchase Plan.		X	8-K	99.1	March 22, 2010
10.23	*	Bridgepoint Education Nonqualified Deferred Compensation Plan		X	10-Q	10.7	May 3, 2010
10.24		Agreements with Executive Officers, Directors and Warburg Pincus
10.25	*	Amended and Restated Employment Agreement between Andrew S. Clark and the registrant.		X	10-K	10.21	March 10, 2015
10.26	*	Employment Agreement between Daniel J. Devine and the registrant.		X	S-1	10.25	March 20, 2009
10.27	*	Release of All Claims, dated October 20, 2015, between Daniel J. Devine and the registrant.		X	10-Q	10.1	November 6, 2015
10.28	*	Employment Agreement between Rodney T. Sheng and the registrant.		X	S-1	10.27	March 20, 2009
10.29	*	Offer Letter to Diane Thompson.		X	S-1	10.28	March 20, 2009
10.30	*	Offer Letter to Thomas Ashbrook.		X	S-1	10.29	March 20, 2009
10.31	*	Employment Agreement, dated March 5, 2015, between Christopher M. Henn and the registrant.		X	8-K	10.1	March 19, 2015
10.32	*	Employment Agreement, dated October 1, 2015, between Kevin Royal and the registrant.		X	8-K	10.1	October 1, 2015
10.33	*	Offer Letter to Anurag Malik, dated June 29, 2016.	X
10.34	*	Offer Letter to Thomas McCarty, dated December 2, 2016.	X
10.35	*	Amended and Restated Executive Severance Plan.		X	10-Q	10.1	August 4, 2015
10.36	*	Amended and Restated Form of Severance Agreement under the Executive Severance Plan.	X
10.37	*	Offer Letter to Dale Crandall.		X	S-1	10.30	March 20, 2009
10.38	*	Form of Indemnification Agreement.		X	10-K	10.33	March 8, 2016
10.39	*	Stock Ownership Guidelines (effective May 14, 2013).		X	10-K	10.33	March 17, 2014
10.40		Nominating Agreement between Warburg Pincus and the registrant.		X	S-1	10.11	February 17, 2009
		Material Real Estate Agreements
10.41	†	Office Lease dated January 31, 2008 with Kilroy Realty, L.P., as amended by the First Amendment thereto dated December 1, 2008, related to the premises located at 13480 Evening Creek Drive North, San Diego, California.		X	S-1	10.15	April 13, 2009

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.42	†	Second Amendment to Office Lease dated June 3, 2009, with Kilroy Realty L.P., related to the premises located at 13480 Evening Creek Drive North, San Diego, California.		X	10-Q	10.2	August 11, 2009
10.43	†	Office Lease and Sublease Agreements, related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	S-1	10.16	April 13, 2009
10.44	†	First Amendment to Office Lease dated March 12, 2010, with Kilroy Realty, L.P., related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	10-Q	10.5	May 3, 2010
10.45	†	Second Amendment to Office Lease with Kilroy Realty, L.P., dated February 29, 2012, related to the premises located at 13500 Evening Creek Drive North, San Diego, California.		X	10-Q	10.5	May 1, 2012
10.46	†	Office Lease dated June 26, 2009, with Kilroy Realty, L.P., related to the premises located at 13520 Evening Creek Drive North, San Diego, California.		X	10-Q	10.1	August 11, 2009
10.47	†	Standard Form Modified Gross Office Lease dated October 22, 2008, and addendum, with Sunroad Centrum Office I, L.P. related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	S-1	10.17	March 2, 2009
10.48	†	First Amendment to Standard Form Modified Gross Office Lease dated September 16, 2011, with Sunroad Centrum Office I, L.P., related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	10-Q	10.4	December 16, 2011
10.49	†	Office Lease dated February 28, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-Q	10.1	May 3, 2011
10.50	†	Commencement Date Memorandum and First Amendment to Office Lease dated November 18, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-K	10.55	March 7, 2012
10.51	†	Lease dated August 8, 2011, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.3	November 1, 2011
10.52	†	First Amendment dated June 28, 2012, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.2	August 7, 2012
10.53		Purchase Agreement and Escrow Instructions, dated December 21 2015, with Clinton Catalyst, LLC.		X	10-K	10.58	March 8, 2016
10.54		Lease Agreement, dated December 29, 2015, with Clinton Catalyst, LLC		X	10-K	10.59	March 8, 2016
		Material Strategic Agreements
10.55	†	Master Services and License Agreement dated September 29, 2009, with eCollege.com		X	8-K	99.1	October 1, 2009
10.56	†	First Addendum to Master Services and License Agreement dated November 9, 2009 with eCollege.com		X	10-K	10.45	March 2, 2010
10.57	†	Second Addendum to Master Services and License Agreement dated December 15, 2009 with eCollege.com		X	10-K	10.46	March 2, 2010
10.58	†	Third Addendum to Master Services and License Agreement dated January 12, 2010 with eCollege.com		X	10-K	10.47	March 2, 2010
10.59	†	Fourth Addendum to Master Services and License Agreement dated October 14, 2010 with eCollege.com		X	10-K	10.54	March 2, 2011
10.60	†	Fifth Addendum to Master Services and License Agreement dated January 30, 2015 with eCollege.com		X	8-K	10.1	February 3, 2015
10.61	†	Software License Agreement and Campuscare Support Agreement between Campus Management Corp. and the registrant.		X	S-1	10.21	March 30, 2009
10.62	†	Addenda to Software License Agreement with Campus Management Corp. dated June 29, 2009.		X	10-Q	10.5	August 11, 2009
10.63	†	Addendum to CampusCare Maintenance and Support Agreement dated February 11, 2011 with Campus Management Corporation.		X	10-Q	10.2	May 3, 2011
10.64	†	CampusCare Maintenance and Support Renewal dated December 28, 2011, with Campus Management Corp.		X	10-K	10.67	March 7, 2012
10.65	†	Addendum to Software License Agreement with Campus Management Corp. dated June 29, 2012.		X	10-K	10.72	March 12, 2013
10.66	†	Addendum to CampusCare Support Agreement dated June 29, 2012 with Campus Management Corporation.		X	10-K	10.73	March 12, 2013

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.67	†	CampusCare Maintenance and Support Renewal dated December 10, 2012, with Campus Management Corp.		X	10-K	10.68	March 17, 2014
10.68	†	CampusCare Maintenance and Support Renewal dated October 24, 2013, with Campus Management Corp.		X	10-K	10.69	March 17, 2014
10.69	†	Addendum to Software License Agreement with Campus Management Corp. dated April 1, 2014.		X	10-Q	10.1	August 7, 2014
10.70	†	Addendum to CampusCare Support Agreement dated April 1, 2014 with Campus Management Corp.		X	10-Q	10.2	August 7, 2014
10.71	†	CampusCare Maintenance and Support Renewal dated January 20, 2016, with Campus Management Corp.		X	10-K	10.76	March 8, 2016
10.72	†	Campusnet Infrastructure as a Service (IaaS) Agreement, dated June 30, 2016, with Campus Management Corp.		X	10-Q	10.4	August 2, 2016
10.73	†	CampusCare Maintenance and Support Renewal, dated June 30, 2016, with Campus Management Corp.		X	10-Q	10.5	August 2, 2016
10.74	†	Addendum to CampusCare Support Agreement, dated June 30, 2016, with Campus Management Corp.		X	10-Q	10.6	August 2, 2016
10.75		General Services Agreement dated January 1, 2009 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-K	10.68	March 7, 2012
10.76		Amendment One to General Services Agreement dated July 14, 2011 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-Q	10.4	August 2, 2011
10.77	†	Amendment One to Task Order One (Central Financial Aid Processing) dated January 2, 2012 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-K	10.70	March 7, 2012
10.78		General Services Agreement dated January 1, 2009 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-K	10.71	March 7, 2012
10.79		Amendment One to General Services Agreement dated July 15, 2011 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-Q	10.5	August 2, 2011
10.80	†	Amendment One to Task Order One (Central Financial Aid Processing) dated January 2, 2012 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-K	10.73	March 7, 2012
10.81	†	License Agreement dated October 31, 2013 between Forbes Education Holdings, Bridgepoint Education, Inc. and Ashford University, LLC.		X	10-K	10.76	March 17, 2014
10.82		First Amendment to License Agreement, dated July 12, 2016, between Forbes Education Holdings, LLC, Bridgepoint Education, Inc. and Ashford University, LLC		X	10-Q	10.2	November 8, 2016
10.83		Private Cloud Services Agreement, dated December 15, 2015, with North American Communications Resource, Inc.		X	10-K	10.84	March 8, 2016
10.84	†	Master SAAS Agreement, dated April 22, 2016, with Regent Education, Inc.		X	10-Q	10.3	August 2, 2016
10.85	†	Services Order Form, dated September 20, 2016, with Instructure, Inc.		X	10-Q	10.1	November 8, 2016
		Code of Ethics
14.1		Amended and Restated Code of Ethics		X	8-K	14.1	December 1, 2009
		Subsidiaries
21.1		List of subsidiaries of the registrant.	X
		Consent and Power of Attorney
23.1		Consent of independent registered public accounting firm, Deloitte and Touche LLP	X
23.2		Consent of independent registered public accounting firm, PricewaterhouseCoopers LLP	X
24.1		Power of Attorney (included on signature page).	X
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
The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 7, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) the Consolidated Statements of Income (Loss) for the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; (iv) the Consolidated Statements of Stockholder's Equity for the three years ended December 31, 2016; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) the Notes to Annual Consolidated Financial Statements.
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

BRIDGEPOINT EDUCATION, INC.

/s/ ANDREW S. CLARK
Andrew S. Clark (CEO and President)
Dated: March 7, 2017
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew S. Clark and Kevin Royal, jointly and severally, as his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ANDREW S. CLARK	CEO and President (Principal Executive Officer) and a Director	March 7, 2017
Andrew S. Clark

/s/ KEVIN ROYAL	Chief Financial Officer (Principal Financial Officer)	March 7, 2017
Kevin Royal

/s/ RUSSELL SAKAMOTO	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 7, 2017
Russell Sakamoto

/s/ RYAN CRAIG	Director	March 7, 2017
Ryan Craig

/s/ DALE CRANDALL	Director	March 7, 2017
Dale Crandall

/s/ PATRICK HACKETT	Director	March 7, 2017
Patrick T. Hackett

/s/ ROBERT HARTMAN	Director	March 7, 2017
Robert Hartman

/s/ VICTOR NICHOLS	Director	March 7, 2017
Victor Nichols