Form 10-Q
period 2017-03-31
Bridgepoint Education Inc
filed 2017-05-02
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of April 27, 2017, was 28,787,076.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of March 31, 2017	As of December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$164,733	$307,802
Restricted cash	20,182	24,533
Investments	31,803	49,434
Accounts receivable, net	32,925	26,457
Prepaid expenses and other current assets	23,386	23,467
Total current assets	273,029	431,693
Property and equipment, net	12,206	12,218
Goodwill and intangibles, net	16,593	17,419
Deferred income taxes	1,300	—
Other long-term assets	1,942	2,046
Total assets	$305,070	$463,376
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$67,203	$77,866
Deferred revenue and student deposits	71,795	74,666
Total current liabilities	138,998	152,532
Rent liability	13,370	16,508
Other long-term liabilities	13,408	13,630
Total liabilities	165,776	182,670
Commitments and contingencies (see Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both March 31, 2017, and December 31, 2016	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 64,395 issued and 28,766 outstanding at March 31, 2017; 64,035 issued and 46,478 outstanding at December 31, 2016	644	641
Additional paid-in capital	196,569	195,854
Retained earnings	431,150	421,281
Accumulated other comprehensive income (loss)	—	(1)
Treasury stock, 35,629 and 17,557 shares at cost at March 31, 2017, and December 31, 2016, respectively	(489,069)	(337,069)
Total stockholders' equity	139,294	280,706
Total liabilities and stockholders' equity	$305,070	$463,376
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue	$129,490	$133,002
Costs and expenses:
Instructional costs and services	63,039	69,586
Admissions advisory and marketing	44,762	51,677
General and administrative	12,027	13,455
Legal settlement expense	—	13,874
Restructuring and impairment charges	—	709
Total costs and expenses	119,828	149,301
Operating income (loss)	9,662	(16,299)
Other income, net	443	683
Income (loss) before income taxes	10,105	(15,616)
Income tax expense (benefit)	236	(5,504)
Net income (loss)	$9,869	$(10,112)
Income (loss) per share:
Basic	$0.23	$(0.22)
Diluted	$0.23	$(0.22)
Weighted average number of common shares outstanding used in computing income (loss) per share:
Basic	42,100	45,933
Diluted	42,997	45,933
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$9,869	$(10,112)
Other comprehensive income, net of tax:
Unrealized gains on investments	1	165
Comprehensive income (loss)	$9,870	$(9,947)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2015	63,407	$634	$188,863	$451,321	$(99)	$(337,069)	$303,650
Stock-based compensation	—	—	2,298	—	—	—	2,298
Exercise of stock options	178	2	136	—	—	—	138
Excess tax benefit of option exercises and restricted stock, net of tax shortfall	—	—	336	—	—	—	336
Stock issued under stock incentive plan, net of shares held for taxes	233	2	(1,605)	—	—	—	(1,603)
Net loss	—	—	—	(10,112)	—	—	(10,112)
Unrealized gains on investments, net of tax	—	—	—	—	165	—	165
Balance at March 31, 2016	63,818	$638	$190,028	$441,209	$66	$(337,069)	$294,872

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2016	64,035	$641	$195,854	$421,281	$(1)	$(337,069)	$280,706
Stock-based compensation	—	—	900	—	—	—	900
Exercise of stock options	139	1	1,298	—	—	—	1,299
Stock issued under stock incentive plan, net of shares held for taxes	221	2	(1,483)	—	—	—	(1,481)
Stock repurchase	—	—	—	—	—	(152,000)	(152,000)
Net income	—	—	—	9,869	—	—	9,869
Unrealized gains on investments, net of tax	—	—	—	—	1	—	1
Balance at March 31, 2017	64,395	$644	$196,569	$431,150	$—	$(489,069)	$139,294
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$9,869	$(10,112)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debts	9,294	9,619
Depreciation and amortization	2,388	3,729
Amortization of premium/discount	20	(51)
Deferred income taxes	(1,284)	—
Stock-based compensation	900	2,298
Excess tax benefit of option exercises	—	(336)
Write-off or impairment of student loans receivable	—	141
Net (gain) loss on marketable securities	(76)	(19)
Loss on disposal or impairment of fixed assets	66	—
Changes in operating assets and liabilities:
Accounts receivable	(15,762)	(19,633)
Prepaid expenses and other current assets	81	(5,336)
Student loans receivable	—	320
Other long-term assets	102	157
Accounts payable and accrued liabilities	(10,872)	7,470
Deferred revenue and student deposits	(2,872)	(6,367)
Other liabilities	(3,373)	(2,348)
Net cash used in operating activities	(11,519)	(20,468)
Cash flows from investing activities:
Capital expenditures	(1,293)	(291)
Purchases of investments	(37)	(20,156)
Capitalized costs for intangible assets	(114)	(227)
Maturities of investments	17,725	—
Net cash provided by (used in) investing activities	16,281	(20,674)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,299	138
Excess tax benefit of option exercises	—	336
Tax withholdings on issuance of stock awards	(1,481)	(1,603)
Repurchase of common stock	(152,000)	—
Net cash used in financing activities	(152,182)	(1,129)
Net decrease in cash, cash equivalents and restricted cash	(147,420)	(42,271)
Cash, cash equivalents and restricted cash at beginning of period	332,335	306,830
Cash, cash equivalents and restricted cash at end of period	$184,915	$264,559

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$209	$—
Issuance of common stock for vested restricted stock units	$3,785	$4,073
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
Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete annual financial statements and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2017. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary to present a fair statement of the Company’s condensed consolidated financial position, results of operations and cash flows as of and for the periods presented.
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
Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. During 2016, the Company adopted Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230) and reclassified certain restricted cash amounts for the period ended March 31, 2016 within the condensed consolidated statements of cash flows. These reclassifications had no effect on previously reported results of operations or retained earnings. The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows.

	As of March 31, 2017	As of December 31, 2016
Cash and cash equivalents	$164,733	$307,802
Restricted cash	20,182	24,533
Total cash, cash equivalents and restricted cash	$184,915	$332,335

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This literature is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting guidance also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be adopted using one of two retrospective application methods. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year, to fiscal years beginning after December 15, 2017. The Company currently expects to adopt ASU 2014-09 and related topics in its first quarter of 2018, and is evaluating which transition approach to use. During the fourth quarter of 2016, the Company completed an initial evaluation of its existing revenue streams based upon the new standards, and the Company continues to evaluate the impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements. The Company has not determined the effect of the update on the Company’s internal control over financial reporting, but will do so throughout this fiscal year.
Additionally, the FASB issued various updates affecting the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The effective dates and transition requirements for each of the following updates are the same as those described for ASU 2014-09 noted above. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This update relates to when another party, along with the entity, is involved in providing a good or service to a customer. ASC Topic 606 requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by another party (i.e., the entity is an agent). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This update clarifies ASC Topic 606 with respect to the identification of performance obligations and the licensing implementation guidance. The update does not change the core principle of the guidance in ASC Topic 606. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This update addresses narrow-scope improvements to the guidance on collectibility, noncash consideration and completed contracts at transition. The update provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. In December 2016, the FASB issued ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The updates in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the lease commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public companies should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company continues to evaluate the impact the adoption of ASU 2016-02 will have on the Company’s condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, income per share and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. ASU 2016-09 is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this update as of January 1, 2017. The adoption of ASU 2016-09 did not have a material impact on the Company’s condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The update also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update should be applied on a prospective basis. For public companies, the update is effective for any annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Due to the simplification of the methodology, the Company has early adopted ASU 2017-04 as of January 1, 2017, and there was no impact on the Company’s condensed consolidated financial statements based upon the adoption.
3. Restructuring and Impairment Charges
In prior years, the Company implemented various restructuring plans to better align its resources with its business strategy. The related restructuring charges are recorded in the restructuring and impairment charges line item on the Company’s condensed consolidated statements of income (loss). For the three months ended March 31, 2017, the Company did not recognize any amounts as restructuring charges, whereas for the three months ended March 31, 2016 these charges were $0.7 million.
The Company closed Ashford University’s residential campus in Clinton, Iowa in 2016. With this closure, ground-based Ashford University students were provided opportunities to continue to pursue their degrees as reflected in their respective student transfer agreements. The Company previously recorded restructuring charges relating to future cash expenditures for student transfer agreements. For the three months ended March 31, 2017, no changes were made to the amount recorded.
During the three months ended March 31, 2017, the Company did not recognize any restructuring charges relating to severance costs for wages and benefits. During the three months ended March 31, 2016, the Company recognized $0.7 million as restructuring charges relating to severance costs for wages and benefits.
The Company previously vacated or consolidated properties in Denver and San Diego and reassessed its obligations on non-cancelable leases. During the three months ended March 31, 2017, the Company did not recognize any restructuring charges relating to lease exit and other costs. During the three months ended March 31, 2016, the Company recorded $25,000 as restructuring charges relating to lease exit and other costs.
The following table summarizes the amounts recorded in the restructuring and impairment charges line item on the Company’s condensed consolidated statements of income (loss) for each of the periods presented (in thousands):

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended March 31,
	2017	2016
Student transfer agreement costs	$—	$(15)
Severance costs	—	699
Lease exit and other costs	—	25
Total restructuring and impairment charges	$—	$709
The following table summarizes the changes in the Company's restructuring liability by type during the three months ended March 31, 2017 (in thousands):

	Student Transfer Agreement Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2016	$1,592	$567	$18,457	$20,616
Restructuring and impairment charges	—	—	—	—
Payments	—	(547)	(3,669)	(4,216)
Balance at March 31, 2017	$1,592	$20	$14,788	$16,400
The restructuring liability amounts are recorded within the (i) accounts payable and accrued liabilities account, (ii) rent liability account and (iii) other long-term liabilities account on the condensed consolidated balance sheets.
4. Investments
The following tables summarize the fair value information for investments as of March 31, 2017 and December 31, 2016, respectively (in thousands):

	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,801	$—	$—	$1,801
Corporate notes and bonds	—	5,002	—	5,002
Certificates of deposit	—	25,000	—	25,000
Total	$1,801	$30,002	$—	$31,803

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,688	$—	$—	$1,688
Corporate notes and bonds	—	22,746	—	22,746
Certificates of deposit	—	25,000	—	25,000
Total	$1,688	$47,746	$—	$49,434
The tables above include mutual funds, which are considered Level 1 investments and consist of investments relating to the Company’s deferred compensation plan. The tables above also include amounts related to investments classified as other investments, such as certificates of deposit, which are carried at amortized cost. The amortized cost of such other investments approximated fair value at each balance sheet date. The assumptions used in these fair value estimates are considered other observable inputs and therefore these investments are categorized as Level 2 investments under the accounting guidance. The Company’s Level 2 investments are valued using readily available pricing sources that utilize market observable inputs, including the current interest rate for similar types of instruments. There were no transfers between level categories for our investments during the periods presented. The Company also holds money market securities, which are recorded in the cash

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

and cash equivalents line item on the Company’s condensed consolidated balance sheets that are classified as Level 1 securities.
The following tables summarize the differences between amortized cost and fair value of investments as of March 31, 2017 and December 31, 2016, respectively (in thousands):

	March 31, 2017
			Gross unrealized
	Maturities	Amortized Cost	Gain	Loss	Fair Value
Short-term
Corporate notes and bonds	1 year or less	5,001	1	—	5,002
Certificates of deposit	1 year or less	25,000	—	—	25,000
Total		$30,001	$1	$—	$30,002
The above table does not include $1.8 million of mutual funds as of March 31, 2017, which are recorded as trading securities.

	December 31, 2016
			Gross unrealized
	Maturities	Amortized Cost	Gain	Loss	Fair Value
Short-term
Corporate notes and bonds	1 year or less	22,747	2	(3)	22,746
Certificates of deposit	1 year or less	25,000	—	—	25,000
Total		$47,747	$2	$(3)	$47,746
The above table does not include $1.7 million of mutual funds as of December 31, 2016, which are recorded as trading securities.
The Company records changes in unrealized gains and losses on its investments during the period in the accumulated other comprehensive income (loss) line item on the Company’s condensed consolidated balance sheets. For the three months ended March 31, 2017 and 2016, the Company recorded net unrealized gains of $1,000 and $165,000, respectively, in accumulated other comprehensive income (loss). There was no tax effect on net unrealized gains for the three months ended March 31, 2017 or 2016, respectively.
There were no reclassifications out of accumulated other comprehensive income (loss) during either the three months ended March 31, 2017 and 2016.
5. Accounts Receivable, Net
Accounts receivable, net, consists of the following (in thousands):

	As of March 31, 2017	As of December 31, 2016
Accounts receivable	$50,724	$42,611
Less allowance for doubtful accounts	(17,799)	(16,154)
Accounts receivable, net	$32,925	$26,457
As of March 31, 2017 and December 31, 2016, there was an immaterial amount of accounts receivable with a payment due date of greater than one year.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the changes in the allowance for doubtful accounts for accounts receivable for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the three months ended March 31, 2017	$(16,154)	$9,294	$(7,649)	$(17,799)
For the three months ended March 31, 2016	$(10,114)	$9,545	$(202)	$(19,457)

(1)	Deductions represent accounts written off, net of recoveries.
6. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	As of March 31, 2017	As of December 31, 2016
Prepaid expenses	$8,229	$7,160
Prepaid licenses	5,478	5,183
Income tax receivable	5,289	7,432
Prepaid insurance	996	1,291
Interest receivable	64	142
Insurance recoverable	1,152	1,027
Other current assets	2,178	1,232
Total prepaid expenses and other current assets	$23,386	$23,467
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of March 31, 2017	As of December 31, 2016
Furniture and office equipment	$42,349	$41,528
Software	12,016	11,979
Leasehold improvements	4,468	4,332
Vehicles	22	22
Total property and equipment	58,855	57,861
Less accumulated depreciation	(46,649)	(45,643)
Total property and equipment, net	$12,206	$12,218
For the three months ended March 31, 2017 and 2016, depreciation expense was $1.4 million and $2.4 million, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Goodwill and Intangibles, Net
Goodwill and intangibles, net, consists of the following (in thousands):

	March 31, 2017
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,267	$(18,028)	$3,239
Purchased intangible assets	15,850	(5,063)	10,787
Total definite-lived intangible assets	$37,117	$(23,091)	$14,026
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$16,593

	December 31, 2016
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,153	$(17,397)	$3,756
Purchased intangible assets	15,850	(4,754)	11,096
Total definite-lived intangible assets	$37,003	$(22,151)	$14,852
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$17,419
For the three months ended March 31, 2017 and 2016, amortization expense was $0.9 million and $1.3 million, respectively. The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
Remainder of 2017	$2,434
2018	2,405
2019	1,648
2020	1,352
2021	1,252
Thereafter	4,935
Total future amortization expense	$14,026

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of the following (in thousands):

	As of March 31, 2017	As of December 31, 2016
Accounts payable	$2,354	$4,519
Accrued salaries and wages	6,744	8,967
Accrued bonus	2,737	5,087
Accrued vacation	9,662	9,313
Accrued litigation and fees	8,041	13,946
Accrued expenses	19,312	15,793
Rent liability	15,247	17,232
Accrued insurance liability	3,106	3,009
Total accounts payable and accrued liabilities	$67,203	$77,866
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consists of the following (in thousands):

	As of March 31, 2017	As of December 31, 2016
Deferred revenue	$27,458	$21,733
Student deposits	44,337	52,933
Total deferred revenue and student deposits	$71,795	$74,666
Other Long-Term Liabilities
Other long-term liabilities consists of the following (in thousands):

	As of March 31, 2017	As of December 31, 2016
Uncertain tax positions	$8,261	$8,216
Student transfer agreement costs	592	630
Other long-term liabilities	4,555	4,784
Total other long-term liabilities	$13,408	$13,630
7. Credit Facilities
The Company has issued letters of credit that are collateralized with cash in the aggregate amount of $8.4 million, which is included as restricted cash as of March 31, 2017.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. The Company has entered into a surety bond facility with an insurance company to provide such bonds when required. As of March 31, 2017, the Company’s total available surety bond facility was $3.5 million and the surety had issued bonds totaling $3.3 million on the Company’s behalf under such facility.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

8. Lease Obligations
Operating Leases
The Company leases certain office facilities and office equipment under non-cancelable lease arrangements that expire at various dates through 2023. The office leases contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $3.6 million and $5.7 million for the three months ended March 31, 2017 and 2016, respectively.
The following table summarizes the future minimum rental payments under non-cancelable operating lease arrangements in effect at March 31, 2017 (in thousands):

Year Ended December 31,
Remainder of 2017	$27,019
2018	31,400
2019	20,833
2020	9,503
2021	5,112
Thereafter	1,949
Total minimum payments	$95,816
9. Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding for the period.
Diluted income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the sum of (i) the weighted average number of common shares outstanding for the period, plus (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive. Potentially dilutive securities for the periods presented include stock options, unvested restricted stock units (“RSUs”) and unvested performance stock units (“PSUs”).
The following table sets forth the computation of basic and diluted income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income (loss)	$9,869	$(10,112)
Denominator:
Weighted average number of common shares outstanding	42,100	45,933
Effect of dilutive options and stock units	897	—
Diluted weighted average number of common shares outstanding	42,997	45,933
Income (loss) per share:
Basic	$0.23	$(0.22)
Diluted	$0.23	$(0.22)

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During periods in which the Company reports a net loss, basic and diluted loss per share are the same. The following table sets forth the number of stock options, RSUs and PSUs, excluded from the computation of diluted income (loss) per share for the periods indicated below because their effect was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	3,245	4,510
RSUs and PSUs	14	921
During the first quarter of 2017, the Company repurchased approximately 18.1 million shares of the Company’s common stock for an aggregate purchase price of approximately $150.0 million. For additional information regarding this share repurchase, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
10. Stock-Based Compensation
The Company recorded $0.9 million and $2.3 million of stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively. The related income tax benefit was $0.3 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively.
During the three months ended March 31, 2017, the Company granted 0.4 million RSUs at a grant date fair value of $10.44 and 0.4 million RSUs vested. During the three months ended March 31, 2016, the Company granted 0.4 million RSUs at a grant date fair value of $10.59 and 0.4 million RSUs vested.
During the three months ended March 31, 2017 and 2016, the Company did not grant any performance-based or market-based PSUs and no performance-based or market-based PSUs vested.
During the three months ended March 31, 2017, the Company granted 0.3 million stock options at a grant date fair value of $4.76 and 0.1 million stock options were exercised. During the three months ended March 31, 2016, the Company granted 0.4 million stock options at a grant date fair value of $4.99 and 0.2 million stock options were exercised.
As of March 31, 2017, there was unrecognized compensation cost of $11.1 million related to unvested stock options, RSUs and PSUs.
11. Income Taxes
The Company uses the asset-liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that will result in income and deductions in future years.
The Company recognizes deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, the Company evaluates a number of factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended March 31, 2017 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation certain subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against its deferred tax assets should continue to be maintained as of March 31, 2017. However, the Company is recognizing a portion of its deferred tax assets to the extent that the Company believes deferred tax assets are available to refund taxes payable in 2017 through tax loss carrybacks.
The Company determines the interim income tax provision by applying the estimated effective income tax rate expected to be applicable for the full fiscal year to income before income taxes for the period. In determining the full year estimate, the

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Company does not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.
The Company’s effective income tax rate for the three months ended March 31, 2017 was 2.3%, which included discrete items related to uncertain tax positions.
At both March 31, 2017 and December 31, 2016, the Company had $20.2 million of gross unrecognized tax benefits, of which $13.2 million, would impact the effective income tax rate if recognized. It is reasonably possible that the total amount of the unrecognized tax benefit will change during the next 12 months; however, the Company does not expect any potential change to have a material effect on the Company’s results of operations or financial position in the next year.
The Company is currently under Internal Revenue Service audit examinations of the Company’s income and payroll tax returns for the years 2013 through 2015.
The Company’s tax returns are being audited by the California Franchise Tax Board for the years 2008 through 2012. The Company was notified by the Franchise Tax Board in March 2017 that they are continuing to challenge the Company’s filing position. The Company continues to work toward resolution, and based on all available information the Company has accrued for any uncertain tax positions that may be addressed in the audit.
The Company’s tax returns are being audited by the Oregon Department of Revenue for the years 2012 through 2014. In January 2017, the Oregon Department of Revenue issued Notices of Deficiencies, which were appealed by the Company.
The Company is also subject to various other state audits. With respect to all open audits, the Company does not expect any significant adjustments to amounts already provided for in the condensed consolidated financial statements for the period ended March 31, 2017.
12. Regulatory
The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the “Higher Education Act”), and the regulations promulgated thereunder by the U.S. Department of Education (the “Department”) subject the Company to significant regulatory scrutiny on the basis of numerous standards that institutions of higher education must satisfy in order to participate in the various federal student financial aid programs under Title IV of the Higher Education Act.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
The BPPE is required to conduct compliance inspections for each of its approved institutions. On October 12, 2016, the BPPE conducted a compliance inspection of Ashford University. Ashford worked with the BPPE to resolve any issues identified in connection with the compliance inspection, and subsequently received a letter from the BPPE dated March 14, 2017 stating that the BPPE’s investigation revealed that Ashford demonstrated compliance with the regulations in question and that the matter has been closed.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

If the Department determines that one of the Company’s institutions has engaged in substantial misrepresentation, the Department may (i) revoke the institution’s program participation agreement, if the institution is provisionally certified, (ii) impose limitations on the institution’s participation in Title IV programs, if the institution is provisionally certified, (iii) deny participation applications made on behalf of the institution or (iv) initiate proceedings to fine the institution or to limit, suspend or terminate the participation of the institution in Title IV programs. Because Ashford University is provisionally certified, if the Department determined that Ashford has engaged in substantial misrepresentation, the Department may take the actions set forth in clauses (i) and (ii) above in addition to any other actions taken by the Department.
GI Bill Benefits
On May 20, 2016, the Company received a letter from the Iowa Department of Education (the “Iowa DOE”) indicating that, as a result of the planned closure of Ashford University’s residential campus in Clinton, Iowa, the Iowa State Approving Agency (the “ISAA”) would no longer continue to approve Ashford’s programs for GI Bill benefits after June 30, 2016, and recommending Ashford seek approval through the State Approving Agency of jurisdiction for any location that meets the definition of a “main campus” or “branch campus”. Ashford University began the process of applying for approval through the State Approving Agency in California (“CSAAVE”), and the Company subsequently disclosed that on June 20, 2016 it received a second letter from the Iowa DOE indicating that the Iowa DOE had issued a stay of the ISAA’s withdrawal of approval of Ashford’s programs for GI Bill benefits effective immediately until the earlier of (i) 90 days from June 20, 2016 or (ii) the date on which CSAAVE completed its review and issued a decision regarding the approval of Ashford in California. Ashford received communication from CSAAVE indicating that additional information and documentation would be required before Ashford’s application could be considered for CSAAVE approval. Ashford subsequently withdrew the CSAAVE application and continued working with the U.S. Department of Veterans Affairs, the Iowa DOE and the ISAA to obtain continued approval of Ashford’s programs for GI Bill benefits and to prevent any disruption of educational benefits to Ashford’s veteran students.
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
Ashford University received a final audit determination on February 22, 2017 from the Department that was dated February 14, 2017. The determination maintained that Ashford University owed the Department $0.3 million as a result of incorrect refund calculations and refunds that were not made or were made late, and that Ashford ensure it properly enforces its policies and is in compliance with regulations related to disbursement of Title IV funds. The Department closed or required no further action on all other prior OIG findings. Ashford University made the required payment to the Department during the three months ended March 31, 2017 and the matter is now concluded.
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
Representatives from the Company met with representatives from the CA Attorney General’s office on several occasions to discuss the status of the investigation, additional information requests, and specific concerns related to possible unfair business practices in connection with the Company’s recruitment of students and debt collection practices. The parties continue to discuss a potential resolution involving injunctive relief, other non-monetary remedies and a payment to the CA Attorney General. The Company currently estimates that a reasonable range of loss for this matter is between $8.0 million and $20.0 million. The Company has accrued an expense of $8.0 million related to this matter, which represents its current best estimate of the cost of resolution of this matter.

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
Consumer Financial Protection Bureau Subpoena of Bridgepoint Education, Inc. and Ashford University
On August 10, 2015, the Company and Ashford University received from the CFPB Civil Investigative Demands related to the CFPB’s investigation to determine whether for-profit postsecondary education companies or other unnamed persons have engaged in or are engaging in unlawful acts or practices related to the advertising, marketing or origination of private student loans. The Company and Ashford University provided documents and other information to the CFPB and the CFPB attended several meetings with representatives from the Company and the CA Attorney General’s office to discuss the status of both investigations, additional information requests, and specific concerns related to possible unfair business practices in connection with the Company’s recruitment of students and debt collection practices.
All of the parties met again in the spring of 2016 to discuss the status of the investigations and explore a potential joint resolution involving injunctive relief, other non-monetary remedies and a payment to the CA Attorney General and the CFPB. On September 7, 2016, the Company consented to the issuance of a Consent Order (the “Consent Order”) by the CFPB in full resolution of the CFPB’s allegations stemming from the Civil Investigative Demands. The Consent Order includes payment by the Company of $8.0 million in penalties to the CFPB and approximately $5.0 million to be used for restitution to students who incurred debt from student loans made by the Company’s institutions, and forgiveness by the Company of approximately $18.6 million of outstanding institutional loan debt. The Consent Order also outlines certain compliance actions the Company must undertake, including that the Company must require certain students to utilize the CFPB’s Electronic Financial Impact Platform before enrolling in one of the Company’s institutions, the Company must implement a compliance plan designed to ensure its institutional loan program complies with the terms of the Consent Order, and the Company must submit reports describing its compliance with the Consent Order to the CFPB at designated times and upon request by the CFPB. The institutional loan

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

programs were discontinued by the Company’s institutions before the CFPB investigation began. As of March 31, 2017, the amount accrued related to this matter was paid in full.
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
On September 18, 2015, the plaintiff filed a substantially similar amended complaint that asserts a putative class period stemming from March 12, 2013 to May 30, 2014. The amended complaint also names Patrick Hackett, Adarsh Sarma, Warburg Pincus & Co., Warburg Pincus LLC, Warburg Pincus Partners LLC, and Warburg Pincus Private Equity VIII, L.P. as additional defendants. On November 24, 2015, all defendants filed motions to dismiss. On July 25, 2016, the Court granted the motions to dismiss and granted plaintiff leave to file an amended complaint within 30 days. Plaintiffs subsequently filed a second amended complaint and the Company filed a second motion to dismiss on October 24, 2016, which was granted by the Court with leave to amend. Plaintiffs filed a third amended complaint on April 19, 2017 and the defendants intend to file a third motion to dismiss. The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. Based on information available to the Company at present, it cannot reasonably estimate a range of loss for this action. Accordingly, the Company has not accrued any liability associated with this action.
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
Larson v. Hackett, et al.
On January 19, 2017, a shareholder derivative complaint was filed in the Superior Court of the State of California in San Diego. The complaint asserts derivative claims on the Company's behalf against certain of its current and former officers and directors. The complaint is captioned Larson v. Hackett, et al. and generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. The lawsuit seeks unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees. The parties have not yet responded to the complaint, but will most likely seek to have the case dismissed or stayed during discovery in the underlying Zamir securities class action.
Nieder v. Ashford University, LLC
On October 4, 2016, Dustin Nieder filed a purported class action against Ashford University in the Superior Court of the State of California in San Diego. The complaint is captioned Dustin Nieder v. Ashford University, LLC and generally alleges various wage and hour claims under California law for failure to pay overtime, failure to pay minimum wages and failure to provide rest and meal breaks. The lawsuit seeks back pay, the cost of benefits, penalties and interest on behalf of the putative class members, as well as other equitable relief and attorneys' fees. The Company filed an answer denying the claims and the case is currently in discovery. The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. Based on information available to the Company at present, it cannot reasonably estimate a range of loss for this action. Accordingly, the Company has not accrued any liability associated with this action.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussions and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report. For additional information regarding our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2017 , as well as our consolidated financial statements and related notes thereto included in Part II, Item 8 of the Form 10-K.
Unless the context indicates otherwise, in this report the terms “Bridgepoint,” “the Company,” “we,” “us” and “our” refer to Bridgepoint Education, Inc., a Delaware corporation, and its wholly owned and indirect subsidiaries.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements may include, among others, statements regarding future events, future financial and operating results, strategies, expectations, the competitive environment, regulation and the availability of financial resources, including, without limitation, statements regarding:

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

•	projections, predictions and expectations regarding our business, financial position, results of operations and liquidity, and enrollment trends at our institutions;

•	expectations regarding the effect of the closure of Ashford University’s residential campus in Clinton, Iowa on our business;

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
Overview
We are a provider of postsecondary education services through our regionally accredited academic institutions, Ashford University® and University of the RockiesSM. Ashford University offers associate’s, bachelor’s and master’s programs, and University of the Rockies offers master’s and doctoral programs. As of March 31, 2017, our academic institutions offered approximately 1,200 courses and approximately 80 degree programs. We are also focused on providing innovative new technologies to improve the way students learn, such as Constellation®, our proprietary learning platform, and the mobile applications offered by our institutions.
Key operating data
In evaluating our operating performance, our management focuses in large part on our revenue and operating income (loss) and period-end enrollment at our academic institutions. The following table, which should be read in conjunction with our condensed consolidated financial statements included in Part I, Item I of this report, presents our key operating data for the three months ended March 31, 2017 and 2016 (in thousands, except for enrollment data):

	Three Months Ended March 31,
	2017	2016
Consolidated Statement of Income (Loss) Data:
Revenue	$129,490	$133,002
Operating income (loss)	$9,662	$(16,299)

Consolidated Other Data:
Period-end enrollment (1)
Online	46,322	50,427
Campus-based	61	387
Total	46,383	50,814

(1)
We define period-end enrollment as the number of active students on the last day of the financial reporting period. A student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided notice of withdrawal.

Key enrollment trends
Enrollment at our academic institutions decreased 8.7% to 46,383 students at March 31, 2017 as compared to 50,814 students at March 31, 2016. Enrollment decreased by 2.9% since the end of the preceding fiscal year, from 45,087 students at December 31, 2016 to 46,383 students at March 31, 2017.
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

Trends and uncertainties regarding revenue and continuing operations
We continue to focus our efforts on stabilizing and restarting enrollment growth. We launched new program offerings in 2016 and plan to continue launching additional new program offerings in 2017 to help achieve the goal of stabilizing and restarting enrollment growth. One area in which we continue to experience positive enrollment trends is within our Leadership Development Grant program. This corporate partnership program provides companies with the opportunity to allow their employees to pursue and complete a college degree without incurring any student debt. While this program remains relatively small compared to our total enrollment, it continues to expand.
Restructuring and impairment charges
In July 2015, we committed to the implementation of a plan to close Ashford University’s residential campus in Clinton, Iowa during the second quarter of 2016. With this closure, the ground-based Ashford University students were provided opportunities to continue to pursue their degrees as reflected in their respective student transfer agreements. We have also implemented various other restructuring plans to better align our resources with our business strategy. The related restructuring charges have primarily been comprised of (i) charges related to the write-off of certain fixed assets and assets abandoned, (ii) student transfer agreement costs, (iii) severance costs related to headcount reductions and (iv) estimated lease losses related to facilities vacated or consolidated. These charges have been recorded in the restructuring and impairment charges line item on our condensed consolidated statements of income (loss).
For information regarding the restructuring and impairment charges recorded, refer to Note 3, “Restructuring and Impairment Charges” to our condensed consolidated financial statements included in Part I, Item 1 of this report.
Valuation allowance
We recognize deferred tax assets if realization of such assets is more likely than not. In order to make this determination, we evaluate factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended March 31, 2017 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. Such objective evidence limited our ability to consider in our evaluation other subjective evidence such as our projections for future growth. On the basis of our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against our deferred tax assets should continue to be maintained as of March 31, 2017. However, we are recognizing a portion of our deferred tax assets to the extent that we believe deferred tax assets are available to refund taxes payable in 2017 through tax loss carrybacks.
Liquidity and capital resources and anticipated capital expenditures
We finance our operating activities and capital expenditures primarily through cash on hand and cash provided by operating activities. At March 31, 2017, we had cash, cash equivalents, restricted cash and investments totaling $216.7 million and no long-term debt. For the year ending December 31, 2017, we expect capital expenditures to be approximately $6.0 million. Based on our current level of operations, we believe that our cash flows from operating activities and our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. However, changes could occur that would consume our available capital resources before that time. Our capital requirements depend on numerous factors, including our ability to continue to generate revenue. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all.
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
On December 16, 2016, the Department released final regulations to clarify state authorization requirements for postsecondary institutions offering distance education that participate in federal student loan programs, as required by the Higher Education Act. Among other things, the final regulations (i) require institutions offering distance education or correspondence courses to be authorized by each state in which they enroll students, if such authorization is required by the state, (ii) require institutions to document the state process for resolving student complaints regarding distance education programs, (iii) require public and individualized disclosures to enrolled and prospective students in distance education programs, including disclosures regarding adverse actions taken against the institution, the institution’s refund policies and whether each of the institution’s programs meet applicable state licensure or certification requirements, and (iv) require institutions to explain to students the consequences of moving to a state where the school is not authorized, which could include loss of eligibility for federal student aid. The final regulations recognize authorization through participation in a state authorization reciprocity agreement, as long as the agreement does not prevent a state from enforcing its own consumer laws. The final regulations are scheduled to take effect on July 1, 2018.
Gainful Employment
On October 31, 2014, the Department published gainful employment regulations impacting programs required to prepare graduates for gainful employment in a recognized occupation. Almost all academic programs offered by Title IV-participating private sector institutions of higher education must prepare students for gainful employment in a recognized occupation. The gainful employment regulations became effective July 1, 2015, with certain disclosure requirements that became effective in early 2017.
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
On October 20, 2016, we received draft debt-to-earnings rates and certain underlying data from the Department for the first gainful employment measurement year, and on January 8, 2017 we received our institutions’ final debt-to-earnings rates for the first gainful employment measurement year. Based on the final rates, none of our programs were determined to fail, two of our current programs were determined to be in the zone and one additional program that was discontinued prior to the issuance of the gainful employment regulations was determined to be in the zone. These results are significant given the framework discussed above, as a program would be disqualified from participation in Title IV programs only if it were to fail for two out of three consecutive years, or either fail or be in the zone for three out of four consecutive years. The gainful employment regulations contemplate a transition period in the first several years to afford institutions the opportunity to make changes to their programs and retain Title IV eligibility. We continue to review the information provided by the Department to understand the potential impact of the gainful employment regulations on our programs, and we will continue to evaluate options related to new programs or adjustments to current programs that could help mitigate the potential adverse consequences of the regulations.
Defense to Repayment
On June 8, 2015, the Department announced processes that will be established to assist students who may have been the victims of fraud in gaining relief under the “defense to repayment” provisions of the William D. Ford Federal Direct Loan Program regulations. Rarely used in the past, the defense to repayment provisions currently in effect allow a student to assert as a defense against repayment of federal direct loans any commission of fraud or other violation of applicable state law by the school related to such loans or the educational services for which the loans were provided.
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
Critical Accounting Policies and Use of Estimates
The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of the Form 10-K. There were no material changes to these critical accounting policies and estimates during the three months ended March 31, 2017.
The Iran Threat Reduction and Syria Human Rights Act of 2012
During the three months ended March 31, 2017, Santander Asset Management Investment Holdings Limited (“SAMIH”) engaged in certain activities that are subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. These activities are disclosed in Exhibit 99.1 to this report. Affiliates of Warburg Pincus, LLC (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of and have the right to designate members of the board of directors of SAMIH. We will be required to separately file with the SEC, concurrently with this report, a notice that such activities have been disclosed in this report, which notice must also contain the information required by Section 13(r) of the Exchange Act.
Results of Operations
The following table sets forth our condensed consolidated statements of income (loss) data as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	48.7	52.3
Admissions advisory and marketing	34.6	38.9
General and administrative	9.3	10.1
Legal settlement expense	—	10.4
Restructuring and impairment charges	—	0.5
Total costs and expenses	92.6	112.2
Operating income (loss)	7.4	(12.2)
Other income, net	0.3	0.5
Income (loss) before income taxes	7.7	(11.7)
Income tax expense (benefit)	0.2	(4.1)
Net income (loss)	7.5%	(7.6)%
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Revenue. Our revenue for the three months ended March 31, 2017 was $129.5 million, representing a decrease of $3.5 million, or 2.6%, as compared to revenue of $133.0 million for the three months ended March 31, 2016. The decrease between periods was primarily due to the 8.7% decrease in ending student enrollment at our academic institutions, from 50,814 students at March 31, 2016 to 46,383 students at March 31, 2017. The average weekly enrollment during the three months ended March 31, 2017 decreased to 46,358 students from 50,279 students during the three months ended March 31, 2016, or by 7.8%, which resulted in a decrease in tuition revenue of approximately $5.2 million. The decrease in tuition revenue between periods was inclusive of the tuition increase of approximately 2.9%, effective April 1, 2016, which resulted in an increase in revenue of approximately $1.4 million.
Instructional costs and services. Our instructional costs and services for the three months ended March 31, 2017 were $63.0 million, representing a decrease of $6.6 million, or 9.4%, as compared to instructional costs and services of $69.6 million for the three months ended March 31, 2016. Specific decreases between periods primarily include decreases in corporate support services of $1.7 million, instructor fees of $1.4 million, direct compensation (including financial aid processing fees) of $1.4 million, facilities costs of $1.2 million, bad debt of $0.3 million, and consulting and professional fees of $0.3 million. Instructional costs and services decreased as a percentage of revenue to 48.7% for the three months ended March 31, 2017, as compared to 52.3% for the three months ended March 31, 2016. The decrease of 3.6% as a percentage of revenue primarily included decreases in corporate support services of 1.1%, facilities costs of 0.9%, instructor fees of 0.9% and direct compensation (including financial aid processing fees) of 0.6%. As a percentage of revenue, bad debt expense was 7.2% for each of the three months ended March 31, 2017 and 2016.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the three months ended March 31, 2017 were $44.8 million, representing a decrease of $6.9 million, or 13.4%, as compared to admissions advisory and marketing expenses of $51.7 million for the three months ended March 31, 2016. Specific factors contributing to the overall decrease between periods were decreases in selling compensation of $4.4 million, facilities costs of $2.0 million, advertising costs of $1.7 million and information technology costs of $1.0 million, partially offset by an increase in corporate support services of $1.9 million. As a percentage of revenue, our admissions advisory and marketing expenses decreased to 34.6% for the three months ended March 31, 2017, as compared to 38.9% for the three months ended March 31, 2016. The decrease of 4.3% as a percentage of revenue was primarily due to decreases in selling compensation of 2.9%, facilities costs of 1.4%, advertising costs of 0.9% and information technology costs of 0.7%, partially offset by an increase in corporate support services of 1.4%.
General and administrative. Our general and administrative expenses for the three months ended March 31, 2017 were $12.0 million, representing a decrease of $1.5 million, or 11.4%, as compared to general and administrative expenses of $13.5 million for the three months ended March 31, 2016. The decrease between periods was primarily due to decreases in administrative compensation of $2.0 million and facilities costs of $0.7 million, partially offset by an increase in professional fees of $1.4 million. Our general and administrative expenses decreased as a percentage of revenue to 9.3% for the three months ended March 31, 2017, as compared to 10.1% for the three months ended March 31, 2016. The decrease of 0.8% as a percentage of revenue was primarily due to decreases in administrative compensation of 1.3%, facilities of 0.5% and corporate support services of 0.3%, partially offset by increases in professional fees of 1.1% and information technology costs of 0.2%.
Legal settlement expense. For the three months ended March 31, 2017, we had no expenses for the cost of resolution of the previously disclosed civil investigative demands from the Consumer Financial Protection Bureau, nor the previously disclosed investigative subpoenas from the Attorney General of the State of California. The expenses for these matters for the three months ended March 31, 2016 were $13.9 million.
Restructuring and impairment charges. We had no restructuring and impairment charges for the three months ended March 31, 2017. For the three months ended March 31, 2016, restructuring and impairment charges were $0.7 million, comprised primarily of severance costs for wages and benefits resulting from a reduction in force.
Other income, net. Our other income, net, was $0.4 million for the three months ended March 31, 2017 and $0.7 million for the three months ended March 31, 2016. The decrease between periods was primarily due to decreased interest income on average cash balances.
Income tax expense (benefit). We recognized an income tax expense of $0.2 million for the three months ended March 31, 2017 and an income tax benefit of $5.5 million for the three months ended March 31, 2016, at effective tax rates of 2.3% and 35.2%, respectively.
Net income (loss). Our net income was $9.9 million for the three months ended March 31, 2017, compared to net loss of $10.1 million for the three months ended March 31, 2016, which represents a $20.0 million increase in net income as a result of the factors discussed above.
Liquidity and Capital Resources
We finance our operating activities and capital expenditures primarily through cash on hand and cash provided by operating activities. Our cash and cash equivalents were $164.7 million at March 31, 2017 and $307.8 million at December 31, 2016. At March 31, 2017 and December 31, 2016, we had restricted cash of $20.2 million and $24.5 million, respectively, and investments of $31.8 million and $49.4 million, respectively.
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
There was a slight increase in the fair value of our investments at March 31, 2017 as compared to December 31, 2016. We believe that any fluctuations we have recently experienced are temporary in nature and that while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
Title IV funding
Our institutions derive the substantial majority of their respective revenues from students who enroll and are eligible for various federal student financial assistance programs authorized under Title IV of the Higher Education Act. Our institutions are subject to significant regulatory scrutiny as a result of numerous standards that must be satisfied in order to participate in Title IV programs. For additional information regarding Title IV programs and the regulation thereof, see “Business—Regulation” included in Part I, Item 1 of the Form 10-K. The balance of revenues derived by our institutions is from government tuition assistance programs for military personnel, including veterans, payments made in cash by individuals, reimbursement from corporate affiliates and private loans.
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
Operating activities
Net cash used in operating activities was $11.5 million for the three months ended March 31, 2017, compared to net cash used in operating activities of $20.5 million for the three months ended March 31, 2016, an overall increase in net cash provided by operating activities of $8.9 million between periods. This increase was primarily due to the $20.0 million increase in net income between periods. This increase was also partially attributable to the change in accounts payable and accrued liabilities as a result of the timing of payments. Despite the cash used in operating activities during the period, we expect to generate cash from our operating activities for the foreseeable future.
Investing activities
Net cash provided by investing activities was $16.3 million for the three months ended March 31, 2017, compared to net cash used in investing activities of $20.7 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, we had maturities of investments of $17.7 million, purchases of investments of $37,000 and no sales of investments. This is compared to purchases of investments of $20.2 million, no sales of investments and no maturities of investments for the three months ended March 31, 2016. Capital expenditures for the three months ended March 31, 2017 were $1.3 million, compared to $0.3 million for the three months ended March 31, 2016. We expect our capital expenditures to be approximately $6.0 million for the year ending December 31, 2017.
Financing activities
Net cash used in financing activities was $152.2 million for the three months ended March 31, 2017, compared to net cash used in financing activities of $1.1 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, we repurchased approximately 18.1 million shares of our common stock for an aggregate purchase price of $150.0 million and $2.0 million of related fees. During each of the three months ended March 31, 2017 and 2016, net cash used in financing activities included tax withholdings related to the issuance of shares upon the vesting of restricted stock units, partially offset by the cash provided by stock option exercises.
Based on our current level of operations, we believe that our future cash flows from operating activities and our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
Significant Cash and Contractual Obligations
The following table sets forth, as of March 31, 2017, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
(In thousands)	Total	2017	2018	2019	2020	2021	Thereafter
Operating lease obligations	$95,816	$27,019	$31,400	$20,833	$9,503	$5,112	$1,949
Other contractual obligations	58,157	10,317	12,648	11,642	9,599	3,951	10,000
Uncertain tax positions	8,261	—	8,261	—	—	—	—
Total	$162,234	$37,336	$52,309	$32,475	$19,102	$9,063	$11,949

Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of March 31, 2017, our total available surety bond facility was $3.5 million and the surety had issued bonds totaling $3.3 million on our behalf under such facility.
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of March 31, 2017, we had no outstanding borrowings.
Our future investment income may fall short of expectations due to changes in interest rates. At March 31, 2017, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

Item 4.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of any possible controls and procedures.
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.
Changes in Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
For information regarding our legal proceedings, refer to Note 13, “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of this report, which note is incorporated by reference into this Part II, Item 1.

Item 1A.  Risk Factors.
Investing in our common stock involves risk. Before making an investment in our common stock, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of the Form 10-K. The risks described in the Form 10-K are those which we believe are the material risks we face, and such risks could materially adversely affect our business, prospects, financial condition, cash flows and results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may impact us. There have been no material changes in our risk factors from those previously disclosed in the Form 10-K.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding repurchases of our common stock on a monthly basis for the three months ended March 31, 2017:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 through January 31, 2017	—	$—	—	$—
February 1, 2017 through February 28, 2017	—	$—	—	$—
March 1, 2017 through March 31, 2017	18,072,289	$8.30	—	$—
Total	18,072,289	$8.30	—	$—

(1)
On March 10, 2017, we entered into an agreement (the “Share Repurchase Agreement”) with Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus”) to repurchase 18,072,289 shares of our common stock from Warburg Pincus in a private transaction at a price per share equal to $8.30, for an aggregate purchase price of approximately $150.0 million. The per share purchase price provided for by the Share Repurchase Agreement represented an approximately 11.6% discount to the closing price of our common stock at the close of business on March 9, 2017 of $9.39. The repurchase of shares of our common stock contemplated by the Share Repurchase Agreement closed on March 10, 2017. A special committee of the of Board of Directors of the Company, comprised solely of independent directors not affiliated with Warburg Pincus, negotiated the Share Repurchase Agreement on our behalf. In connection with the transactions contemplated by the Share Repurchase Agreement, the special committee was advised by separate independent legal and financial advisors.

Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
None.
Item 5.  Other Information.
None.

Item 6.  Exhibits.

Exhibit	Description
10.1
Share Repurchase Agreement, dated March 10, 2017, by and between the Company and Warburg Pincus (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on March 10, 2017).

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 2, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2017 and 2016; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016; (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2017 and 2016; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.

May 2, 2017	/s/ KEVIN ROYAL
Kevin Royal Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)