Form 10-K/A
period 2016-12-31
Bridgepoint Education Inc
filed 2017-06-06
CIK 1305323

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
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
Bridgepoint Education, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 7, 2017 (the “Form 10-K”) solely to amend Exhibit 23.2, the Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (“Exhibit 23.2”). The Company is amending the Form 10-K due to a typographical error in Exhibit 23.2 included in the Form 10-K, which resulted in Exhibit 23.2 not conforming to the consent provided by the auditors. In connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including with this Form 10-K/A certain new certifications by our principal executive officer and principal financial officer. Accordingly, Part IV, Item 15 of the Form 10-K is being amended to reflect the filing of a new Exhibit 23.2 and the new certifications.
Other than with respect to the foregoing, this Form 10-K/A does not modify or update in any way the disclosures made in the Form 10-K, including the disclosures contained in Part I, Part II and Part III of the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to such original filing date.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(3)    Exhibits.

Exhibit	Description of Document
23.2	Consent of independent registered public accounting firm, PricewaterhouseCoopers LLP
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
Dated: June 6, 2017