Form 10-Q
period 2017-06-30
Bridgepoint Education Inc
filed 2017-07-26
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of July 21, 2017, was 29,088,040.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of June 30, 2017	As of December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$171,536	$307,802
Restricted cash	19,680	24,533
Investments	26,876	49,434
Accounts receivable, net	32,741	26,457
Prepaid expenses and other current assets	23,894	23,467
Total current assets	274,727	431,693
Property and equipment, net	11,621	12,218
Goodwill and intangibles, net	15,810	17,419
Other long-term assets	1,778	2,046
Total assets	$303,936	$463,376
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$66,143	$77,866
Deferred revenue and student deposits	65,162	74,666
Total current liabilities	131,305	152,532
Rent liability	10,430	16,508
Other long-term liabilities	13,312	13,630
Total liabilities	155,047	182,670
Commitments and contingencies (see Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both June 30, 2017, and December 31, 2016	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 64,717 issued and 29,088 outstanding at June 30, 2017; 64,035 issued and 46,478 outstanding at December 31, 2016	647	641
Additional paid-in capital	199,847	195,854
Retained earnings	437,464	421,281
Accumulated other comprehensive income (loss)	—	(1)
Treasury stock, 35,629 and 17,557 shares at cost at June 30, 2017, and December 31, 2016, respectively	(489,069)	(337,069)
Total stockholders' equity	148,889	280,706
Total liabilities and stockholders' equity	$303,936	$463,376
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$124,581	$137,970	$254,071	$270,972
Costs and expenses:
Instructional costs and services	61,148	66,448	124,187	136,034
Admissions advisory and marketing	43,702	52,531	88,464	104,208
General and administrative	13,551	11,650	25,578	25,105
Legal settlement expense	—	2,292	—	16,166
Restructuring and impairment charges	—	1,692	—	2,401
Total costs and expenses	118,401	134,613	238,229	283,914
Operating income (loss)	6,180	3,357	15,842	(12,942)
Other income, net	341	652	784	1,335
Income (loss) before income taxes	6,521	4,009	16,626	(11,607)
Income tax expense (benefit)	207	671	443	(4,833)
Net income (loss)	$6,314	$3,338	$16,183	$(6,774)
Income (loss) per share:
Basic	$0.22	$0.07	$0.46	$(0.15)
Diluted	$0.21	$0.07	$0.44	$(0.15)
Weighted average number of common shares outstanding used in computing income (loss) per share:
Basic	28,918	46,289	35,473	46,111
Diluted	29,932	47,001	36,473	46,111
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$6,314	$3,338	$16,183	$(6,774)
Other comprehensive income, net of tax:
Unrealized gains on investments	—	29	1	194
Comprehensive income (loss)	$6,314	$3,367	$16,184	$(6,580)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2015	63,407	$634	$188,863	$451,321	$(99)	$(337,069)	$303,650
Stock-based compensation	—	—	4,256	—	—	—	4,256
Exercise of stock options	178	2	136	—	—	—	138
Stock issued under employee stock purchase plan	16	—	112	—	—	—	112
Stock issued under stock incentive plan, net of shares held for taxes	267	3	(1,807)	—	—	—	(1,804)
Net loss	—	—	—	(6,774)	—	—	(6,774)
Unrealized gains on investments, net of tax	—	—	—	—	194	—	194
Balance at June 30, 2016	63,868	$639	$191,560	$444,547	$95	$(337,069)	$299,772

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2016	64,035	$641	$195,854	$421,281	$(1)	$(337,069)	$280,706
Stock-based compensation	—	—	1,751	—	—	—	1,751
Exercise of stock options	424	4	3,764	—	—	—	3,768
Stock issued under employee stock purchase plan	14	—	133	—	—	—	133
Stock issued under stock incentive plan, net of shares held for taxes	244	2	(1,655)	—	—	—	(1,653)
Stock repurchase	—	—	—	—	—	(152,000)	(152,000)
Net income	—	—	—	16,183	—	—	16,183
Unrealized gains on investments, net of tax	—	—	—	—	1	—	1
Balance at June 30, 2017	64,717	$647	$199,847	$437,464	$—	$(489,069)	$148,889
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$16,183	$(6,774)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debts	16,974	15,977
Depreciation and amortization	4,696	6,913
Amortization of premium/discount	21	6
Deferred income taxes	43	—
Stock-based compensation	1,751	4,256
Write-off or impairment of student loans receivable	—	242
Net gain on marketable securities	(125)	(48)
Loss on disposal or impairment of fixed assets	66	809
Changes in operating assets and liabilities:
Accounts receivable	(23,258)	(21,575)
Prepaid expenses and other current assets	(427)	(4,944)
Student loans receivable	—	632
Other long-term assets	267	1,744
Accounts payable and accrued liabilities	(11,764)	10,966
Deferred revenue and student deposits	(9,505)	(7,530)
Other liabilities	(6,439)	(4,451)
Net cash used in operating activities	(11,517)	(3,777)
Cash flows from investing activities:
Capital expenditures	(2,296)	(944)
Purchases of investments	(61)	(20,205)
Capitalized costs for intangible assets	(218)	(464)
Maturities of investments	22,725	7,103
Net cash provided by (used in) investing activities	20,150	(14,510)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,768	138
Proceeds from the issuance of stock under employee stock purchase plan	133	112
Tax withholdings on issuance of stock awards	(1,653)	(1,804)
Repurchase of common stock	(152,000)	—
Net cash used in financing activities	(149,752)	(1,554)
Net decrease in cash, cash equivalents and restricted cash	(141,119)	(19,841)
Cash, cash equivalents and restricted cash at beginning of period	332,335	306,830
Cash, cash equivalents and restricted cash at end of period	$191,216	$286,989

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$41	$—
Issuance of common stock for vested restricted stock units	$4,232	$4,605
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business
Bridgepoint Education, Inc. (together with its subsidiaries, the “Company”), incorporated in 1999, is a provider of postsecondary education services. Its wholly-owned subsidiaries, Ashford University® and University of the RockiesSM, are regionally accredited academic institutions, which deliver programs primarily online. Ashford University offers associate’s, bachelor’s and master’s programs, and University of the Rockies offers master’s and doctoral programs.
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
Reclassifications
Certain reclassifications have been made to the prior financial statements to conform to the current year presentation. During 2016, the Company adopted Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230) and reclassified certain restricted cash amounts for the period ended June 30, 2016 within the condensed consolidated statements of cash flows. These reclassifications had no effect on previously reported results of operations or retained earnings. The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows.

	As of June 30, 2017	As of December 31, 2016
Cash and cash equivalents	$171,536	$307,802
Restricted cash	19,680	24,533
Total cash, cash equivalents and restricted cash	$191,216	$332,335

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This literature is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting guidance also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be adopted using one of two retrospective application methods. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year, to fiscal years beginning after December 15, 2017. The FASB subsequently issued various updates affecting the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The effective dates and transition requirements for each of the following updates are the same as those described for ASU 2014-09 noted above. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This update relates to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606 requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by another party (i.e., the entity is an agent). In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing. This update clarifies Topic 606 with respect to the identification of performance obligations and the licensing implementation guidance. The update does not change the core principle of the guidance in Topic 606. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. This update addresses narrow-scope improvements to the guidance on collectibility, non-cash consideration and completed contracts at transition. The update provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, which affect narrow aspects of the guidance issued in ASU 2014-09. During the first half of 2017, the Company continued to progress in its evaluation of the impact on accounting policies and internal processes and controls the new standard may have on its revenue streams. The Company plans to adopt ASU 2014-09 and all its related topics in the first quarter of 2018 and currently expects to use the modified retrospective application method. Tuition revenues are recognized pro-rata over the applicable period of instruction which the Company believes is consistent with the revenue recognition method required by the new standard. Under the guidance of Topic 605, the Company recognizes revenue upon the receipt of cash in situations where collectibility is not reasonably assured. This accounting treatment is not allowed under Topic 606 and will require modification. Further, the Company will be required to expand its current disclosures to be in compliance with Topic 606. As the Company completes its evaluation, additional impacts may be identified. As such, the transition to Topic 606 could have a material impact on the Company’s condensed consolidated financial statements.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The update was aimed at reducing the cost and complexity of the accounting for share-based payments. ASU 2016-09 became effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this update as of January 1, 2017. The adoption of ASU 2016-09 did not have a material impact on the Company’s condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The update also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update should be applied on a prospective basis. For public companies, the update is effective for any annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 as of January 1, 2017, and there was no impact on the Company’s condensed consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The update provides clarity and reduces diversity in practice regarding the modification of the terms and conditions of a share-based payment award. The amendments in ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company does not believe that the adoption of ASU 2017-09 will have a material impact on the Company’s condensed consolidated financial statements.
3. Restructuring and Impairment Charges
In prior years, the Company implemented various restructuring plans to better align its resources with its business strategy and the related charges are recorded in the restructuring and impairment charges line item on the Company’s condensed consolidated statements of income (loss). For the three and six months ended June 30, 2017, the Company did not recognize any amounts as restructuring charges, whereas for the three and six months ended June 30, 2016 these charges were $1.7 million and $2.4 million, respectively.
The Company closed Ashford University’s residential campus in Clinton, Iowa in the second half of 2016. With this closure, ground-based Ashford University students were provided opportunities to continue to pursue their degrees as reflected in their respective student transfer agreements. The Company previously recorded restructuring charges relating to future cash expenditures for student transfer agreements. For the three and six months ended June 30, 2017, no changes were made to the amount previously recorded. The short-term portion of the student transfer agreement costs are included within accounts payable and accrued expenses and the long term portion of these costs are included in other long-term liabilities on the condensed consolidated balance sheets.
During the three and six months ended June 30, 2017, the Company did not recognize any restructuring charges relating to severance costs for wages and benefits. During the three and six months ended June 30, 2016, the Company recognized $1.5 million and $2.2 million, respectively, as restructuring charges relating to severance costs for wages and benefits.
The Company previously vacated or consolidated properties in Denver and San Diego and reassessed its obligations on non-cancelable leases. During the three and six months ended June 30, 2017, the Company did not recognize any restructuring charges relating to lease exit and other costs. During the three and six months ended June 30, 2016, the Company recorded $162,000 and $188,000, respectively, as restructuring charges relating to lease exit and other costs.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the changes in the Company's restructuring and impairment liability by type during the six months ended June 30, 2017 (in thousands):

	Student Transfer Agreement Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2016	$1,592	$567	$18,457	$20,616
Restructuring and impairment charges	—	—	—	—
Payments	(13)	(567)	(6,758)	(7,338)
Balance at June 30, 2017	$1,579	$—	$11,699	$13,278
The restructuring liability amounts are recorded within the (i) accounts payable and accrued liabilities account, (ii) rent liability account and (iii) other long-term liabilities account on the condensed consolidated balance sheets.
4. Investments
The following tables summarize the fair value information for investments as of June 30, 2017 and December 31, 2016, respectively (in thousands):

	As of June 30, 2017
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,876	$—	$—	$1,876
Certificates of deposit	—	25,000	—	25,000
Total	$1,876	$25,000	$—	$26,876

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,688	$—	$—	$1,688
Corporate notes and bonds	—	22,746	—	22,746
Certificates of deposit	—	25,000	—	25,000
Total	$1,688	$47,746	$—	$49,434
The tables above include mutual funds, which are considered Level 1 investments and consist of investments relating to the Company’s deferred compensation plan. The tables above also include amounts related to investments classified as other investments, such as certificates of deposit, which are carried at amortized cost. The amortized cost of such other investments approximated fair value at each balance sheet date. The assumptions used in these fair value estimates are considered other observable inputs and therefore these investments are categorized as Level 2 investments under the accounting guidance. The Company’s Level 2 investments are valued using readily available pricing sources that utilize market observable inputs, including the current interest rate for similar types of instruments. There were no transfers between level categories for our investments during the periods presented. The Company also holds money market securities, which are recorded in the cash and cash equivalents line item on the Company’s condensed consolidated balance sheets that are classified as Level 1 securities.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables summarize if there are any differences between amortized cost and fair value of investments as of June 30, 2017 and December 31, 2016, respectively (in thousands):

	June 30, 2017
			Gross unrealized
	Maturities	Amortized Cost	Gain	Loss	Fair Value
Short-term
Certificates of deposit	1 year or less	$25,000	$—	$—	$25,000
Total		$25,000	$—	$—	$25,000
The above table does not include $1.9 million of mutual funds as of June 30, 2017, which are recorded as trading securities.

	December 31, 2016
			Gross unrealized
	Maturities	Amortized Cost	Gain	Loss	Fair Value
Short-term
Corporate notes and bonds	1 year or less	$22,747	$2	$(3)	$22,746
Certificates of deposit	1 year or less	25,000	—	—	25,000
Total		$47,747	$2	$(3)	$47,746
The above table does not include $1.7 million of mutual funds as of December 31, 2016, which are recorded as trading securities.
The Company records changes in unrealized gains and losses on its investments during the period in the accumulated other comprehensive income (loss) line item on the Company’s condensed consolidated balance sheets. There was no net unrealized gains for the three months ended June 30, 2017. For the three months ended June 30, 2016, the Company recorded net unrealized gains of $29,000 in accumulated other comprehensive income (loss). For the six months ended June 30, 2017 and 2016, the Company recorded net unrealized gains of $1,000 and $194,000, respectively, in accumulated other comprehensive income (loss).
There were no reclassifications out of accumulated other comprehensive income (loss) during either the six months ended June 30, 2017 and 2016.
5. Accounts Receivable, Net
Accounts receivable, net, consists of the following (in thousands):

	As of June 30, 2017	As of December 31, 2016
Accounts receivable	$52,338	$42,611
Less allowance for doubtful accounts	(19,597)	(16,154)
Accounts receivable, net	$32,741	$26,457
As of June 30, 2017 and December 31, 2016, there was an immaterial amount of accounts receivable with a payment due date of greater than one year.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the changes in the allowance for doubtful accounts for accounts receivable for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the six months ended June 30, 2017	$(16,154)	$16,974	$(13,531)	$(19,597)
For the six months ended June 30, 2016	$(10,114)	$15,868	$(10,449)	$(15,533)

(1)	Deductions represent accounts written off, net of recoveries.
6. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	As of June 30, 2017	As of December 31, 2016
Prepaid expenses	$7,002	$7,160
Prepaid licenses	4,726	5,183
Income tax receivable	7,507	7,432
Prepaid insurance	2,028	1,291
Insurance recoverable	1,081	1,027
Other current assets	1,550	1,374
Total prepaid expenses and other current assets	$23,894	$23,467
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of June 30, 2017	As of December 31, 2016
Furniture and office equipment	$42,693	$41,528
Software	12,049	11,979
Leasehold improvements	4,917	4,332
Vehicles	22	22
Total property and equipment	59,681	57,861
Less accumulated depreciation	(48,060)	(45,643)
Total property and equipment, net	$11,621	$12,218
For the three months ended June 30, 2017 and 2016, depreciation expense was $1.4 million and $2.0 million, respectively. For the six months ended June 30, 2017 and 2016, depreciation expense was $2.9 million and $4.4 million, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Goodwill and Intangibles, Net
Goodwill and intangibles, net, consists of the following (in thousands):

	June 30, 2017
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,129	$(18,366)	$2,763
Purchased intangible assets	15,850	(5,370)	10,480
Total definite-lived intangible assets	$36,979	$(23,736)	$13,243
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$15,810

	December 31, 2016
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,153	$(17,397)	$3,756
Purchased intangible assets	15,850	(4,754)	11,096
Total definite-lived intangible assets	$37,003	$(22,151)	$14,852
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$17,419
For the three months ended June 30, 2017 and 2016, amortization expense was $0.9 million and $1.2 million, respectively. For the six months ended June 30, 2017 and June 30, 2016, amortization expense was $1.8 million and $2.5 million, respectively.
The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
Remainder of 2017	$1,545
2018	2,436
2019	1,686
2020	1,391
2021	1,250
Thereafter	4,935
Total future amortization expense	$13,243

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of the following (in thousands):

	As of June 30, 2017	As of December 31, 2016
Accounts payable	$2,005	$4,519
Accrued salaries and wages	9,450	8,967
Accrued bonus	4,616	5,087
Accrued vacation	9,735	9,313
Accrued litigation and fees	8,041	13,946
Accrued expenses	15,913	15,793
Rent liability	13,369	17,232
Accrued insurance liability	3,014	3,009
Total accounts payable and accrued liabilities	$66,143	$77,866
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consists of the following (in thousands):

	As of June 30, 2017	As of December 31, 2016
Deferred revenue	$23,495	$21,733
Student deposits	41,667	52,933
Total deferred revenue and student deposits	$65,162	$74,666
Other Long-Term Liabilities
Other long-term liabilities consists of the following (in thousands):

	As of June 30, 2017	As of December 31, 2016
Uncertain tax positions	$8,295	$8,216
Student transfer agreement costs	592	630
Other long-term liabilities	4,425	4,784
Total other long-term liabilities	$13,312	$13,630
7. Credit Facilities
The Company has issued letters of credit that are collateralized with cash in the aggregate amount of $8.3 million, which is included as restricted cash as of June 30, 2017.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. The Company has entered into a surety bond facility with an insurance company to provide such bonds when required. As of June 30, 2017, the Company’s total available surety bond facility was $3.5 million and the surety had issued bonds totaling $3.3 million on the Company’s behalf under such facility.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

8. Lease Obligations
Operating Leases
The Company leases certain office facilities and office equipment under non-cancelable lease arrangements that expire at various dates through 2023. The office leases contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $7.4 million and $11.6 million for the six months ended June 30, 2017 and 2016, respectively. Rent expense in certain periods also includes the restructuring and impairment charges recorded and therefore, may differ significantly from cash payments. For additional information, refer to Note 3, “Restructuring and Impairment Charges.”
The following table summarizes the future minimum rental payments under non-cancelable operating lease arrangements in effect at June 30, 2017 (in thousands):

Year Ended December 31,
Remainder of 2017	$18,099
2018	31,400
2019	20,833
2020	9,503
2021	5,112
Thereafter	1,949
Total minimum payments	$86,896
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
The following table sets forth the computation of basic and diluted income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$6,314	$3,338	$16,183	$(6,774)
Denominator:
Weighted average number of common shares outstanding	28,918	46,289	35,473	46,111
Effect of dilutive options and stock units	1,014	712	1,000	—
Diluted weighted average number of common shares outstanding	29,932	47,001	36,473	46,111
Income (loss) per share:
Basic	$0.22	$0.07	$0.46	$(0.15)
Diluted	$0.21	$0.07	$0.44	$(0.15)

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During periods in which the Company reports a net loss, basic and diluted loss per share are the same. The following table sets forth the number of stock options, RSUs and PSUs, excluded from the computation of diluted income (loss) per share for the periods indicated below because their effect was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	1,696	4,477	1,876	4,573
RSUs and PSUs	4	406	3	989
During the six months ended June 30, 2017, the Company repurchased approximately 18.1 million shares of the Company’s common stock for an aggregate purchase price of approximately $150.0 million.
10. Stock-Based Compensation
The Company recorded $0.9 million and $2.0 million of stock-based compensation expense for the three months ended June 30, 2017 and 2016, respectively, and $1.8 million and $4.3 million of stock-based compensation expense for the six months ended June 30, 2017 and 2016, respectively.
The related income tax benefit was $0.3 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively, and $0.7 million and $1.6 million for the six months ended June 30, 2017 and 2016, respectively.
During the six months ended June 30, 2017, the Company granted 0.4 million RSUs at a grant date fair value of $10.60 and 0.4 million RSUs vested. During the six months ended June 30, 2016, the Company granted 0.4 million RSUs at a grant date fair value of $10.52 and 0.4 million RSUs vested.
During the six months ended June 30, 2017 and 2016, the Company did not grant any performance-based or market-based PSUs and no performance-based or market-based PSUs vested.
During the six months ended June 30, 2017, the Company granted 0.3 million stock options at a grant date fair value of $4.76 and 0.4 million stock options were exercised. During the six months ended June 30, 2016, the Company granted 0.4 million stock options at a grant date fair value of $4.99 and 0.2 million stock options were exercised.
As of June 30, 2017, there was unrecognized compensation cost of $8.9 million related to unvested stock options, RSUs and PSUs.
11. Income Taxes
The Company uses the asset-liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that will result in income and deductions in future years.
The Company recognizes deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, the Company evaluates a number of factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended June 30, 2017 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation certain subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against its deferred tax assets should continue to be maintained as of June 30, 2017.
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
The Company’s current effective income tax rate that has been applied to normal, recurring operations for the six months ended June 30, 2017 was 4.4%. The Company’s actual effective income tax rate was 2.7% for the six months ended June 30, 2017, which includes discrete tax expense associated with unrecognized tax benefit for the six months ended June 30, 2017.
At both June 30, 2017 and December 31, 2016, the Company had $20.2 million of gross unrecognized tax benefits, of which $13.2 million, would impact the effective income tax rate if recognized. It is reasonably possible that the total amount of the unrecognized tax benefit could change during the next 12 months. Although the Company cannot predict the timing of resolution with taxing authorities, if any, the Company believes it is reasonably possible that the total of the unrecognized tax benefits could change in the next twelve months due to settlement with tax authorities or expiration of the applicable statute of limitations. These unrecognized tax benefits primarily relate to apportionment of service revenues for corporate income tax purposes. Although the Company believes the tax accruals provided are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from our historical income tax provisions and accruals.
The Company is currently under Internal Revenue Service audit examinations of the Company’s income and payroll tax returns for the years 2013 through 2015.
The Company’s tax returns are being audited by the California Franchise Tax Board for the years 2008 through 2015. The Company was notified by the Franchise Tax Board in March 2017 that they are continuing to challenge the Company’s filing position. The Company continues to work toward resolution, and based on all available information the Company has accrued for any uncertain tax positions that may be addressed in the audit.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

WSCUC Accreditation of Ashford University
In July 2013, WSCUC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. In December 2013, Ashford effected its transition to WSCUC accreditation and designated its San Diego, California facilities as its main campus and its Clinton, Iowa campus as an additional location. As part of a continuing monitoring process, Ashford hosted a visiting team from WSCUC in a special visit in April 2015. In July 2015, Ashford received an Action Letter from WSCUC outlining the findings arising out of its visiting team's special visit. The Action Letter stated that the WSCUC visiting team found evidence that Ashford continues to make progress in all six areas recommended by WSCUC in 2013. As part of its institutional review process, WSCUC will conduct a comprehensive review of Ashford scheduled to commence with an off-site review in spring 2018, followed by an on-site review in fall 2018.
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
On December 10, 2015, Ashford University received a request for information from the Multi-Regional and Foreign School Participation Division of the FSA for (i) advertising and marketing materials provided to prospective students regarding the transferability of certain credits, (ii) documents produced in response to the August 10, 2015 Civil Investigative Demand from the CFPB related to the CFPB’s investigation to determine whether for-profit postsecondary education companies or other unnamed persons have engaged in or are engaging in unlawful acts or practices related to the advertising, marketing or origination of private student loans, (iii) certain documents produced in response to subpoenas and interrogatories issued by the Attorney General of the State of California (the “CA Attorney General”) and (iv) records created between 2009 and 2012 related to the disbursement of certain Title IV funds. The FSA is investigating representations made by Ashford University to potential and enrolled students, and has asked the Company and Ashford to assist in its assessment of Ashford’s compliance

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

with the prohibition on substantial misrepresentations. The Company and Ashford University are cooperating fully with the FSA with a view toward demonstrating the compliant nature of their practices.
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
On September 15, 2016, in response to a Petition for Declaratory and Injunctive Relief (the “Petition”) filed by Ashford University, the Iowa District Court for Polk County entered a written order (the “Order”) staying the Iowa DOE’s announced intention to withdraw the approval of Ashford as a GI Bill eligible institution until the entry of a final and appealable order and judgment in the action. On June 23, 2017, the Iowa District Court held a hearing on Ashford’s Petition and on July 17, 2017, the Court ruled in favor of the Iowa DOE and denied the petition. Ashford University is evaluating a variety of options to ensure the continued approval of Ashford’s programs for GI Bill benefits, including filing of a motion for reconsideration and a potential appeal. The Iowa DOE has indicated that it will continue to approve Ashford’s programs for GI Bill benefits and take no further action, at least through the deadline to appeal, which is 30 days following a final decision by the Iowa District Court. In addition, on July 25, 2017, Ashford University received approval from the state of Arizona to provide GI Bill benefits to its students, and is currently awaiting the assignment of a facilities code from the U.S. Department of Veterans Affairs. The Company intends to continue to pursue its options in Iowa as well.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

13. Commitments and Contingencies
Litigation
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. In accordance with authoritative U.S. GAAP guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated, the best estimate within that range should be accrued. If no estimate is better than another, the Company records the minimum estimated liability in the range. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. The Company continuously assesses the potential liability related to the Company’s pending litigation and revises its estimates when additional information becomes available. Below is a list of material legal proceedings to which the Company or its subsidiaries is a party.
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
Ashford University received a final audit determination on February 22, 2017 from the Department that was dated February 14, 2017. The determination maintained that Ashford University owed the Department $0.3 million as a result of incorrect refund calculations and refunds that were not made or were made late, and that Ashford ensure it properly enforces its policies and is in compliance with regulations related to disbursement of Title IV funds. The Department closed or required no further action on all other prior OIG findings. Ashford University made the required payment to the Department during the first quarter of 2017 and the matter is now concluded.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
Representatives from the Company met with representatives from the CA Attorney General’s office on several occasions to discuss the status of the investigation, additional information requests, and specific concerns related to possible unfair business practices in connection with the Company’s recruitment of students and debt collection practices. The parties continue to discuss a potential resolution involving injunctive relief, other non-monetary remedies and a payment to the CA Attorney General. The Company currently estimates that a reasonable range of loss for this matter is between $8.0 million and $20.0 million. The Company has accrued an expense of $8.0 million related to the cost of resolution of this matter.
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
On May 18, 2016, the Company received a second subpoena from the SEC seeking additional information from the Company, including information with respect to the accrual disclosed by the Company in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 with respect to the potential joint resolution of investigations by the CA Attorney General and the CFPB (the “CAAG/CFPB Investigations”), the Company’s scholarship and institutional loan programs and any other extensions of credit made by the Company to students, and student enrollment and retention at the Company’s academic institutions. Pursuant to the subpoena, the SEC has requested from the Company documents and detailed information for, in the case of the CAAG/CFPB Investigations, the periods at issue in such investigations, in the case of the Company’s scholarship and institutional loan programs and related matters, the period from January 1, 2011 to the present, and for all other matters, the period from January 1, 2014 to the present. On June 15, 2017, the Company received a letter from the SEC stating that it had concluded its investigation and, based on the information it had, does not intend to recommend an enforcement action against the Company. Accordingly, the Company has not accrued any liability associated with this matter.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
All of the parties met again in the spring of 2016 to discuss the status of the investigations and explore a potential joint resolution involving injunctive relief, other non-monetary remedies and a payment to the CA Attorney General and the CFPB. On September 7, 2016, the Company consented to the issuance of a Consent Order (the “Consent Order”) by the CFPB in full resolution of the CFPB’s allegations stemming from the Civil Investigative Demands. The Consent Order includes payment by the Company of $8.0 million in penalties to the CFPB and approximately $5.0 million to be used for restitution to students who incurred debt from student loans made by the Company’s institutions, and forgiveness by the Company of approximately $18.6 million of outstanding institutional loan debt. The Consent Order also outlines certain compliance actions the Company must undertake, including that the Company must require certain students to utilize the CFPB’s Electronic Financial Impact Platform before enrolling in one of the Company’s institutions, the Company must implement a compliance plan designed to ensure its institutional loan program complies with the terms of the Consent Order, and the Company must submit reports describing its compliance with the Consent Order to the CFPB at designated times and upon request by the CFPB. The institutional loan programs were discontinued by the Company’s institutions before the CFPB investigation began. As of the end of the first quarter of 2017, the amount accrued related to this matter was paid in full.
Department of Justice Civil Investigative Demand
On July 7, 2016, the Company received from the U.S. Department of Justice (the “DOJ”) a Civil Investigative Demand (the “DOJ CID”) related to the DOJ's investigation concerning allegations that the Company may have misstated Title IV refund revenue or overstated revenue associated with private secondary loan programs and thereby misrepresented its compliance with the 90/10 rule of the Higher Education Act. Pursuant to the DOJ CID, the DOJ has requested from the Company documents and information for fiscal years 2011-2014. The Company is cooperating with the DOJ and cannot predict the eventual scope, duration or outcome of the investigation at this time. The Company has not accrued any liability associated with this action.
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
On September 18, 2015, the plaintiff filed a substantially similar amended complaint that asserts a putative class period stemming from March 12, 2013 to May 30, 2014. The amended complaint also names Patrick Hackett, Adarsh Sarma, Warburg Pincus & Co., Warburg Pincus LLC, Warburg Pincus Partners LLC, and Warburg Pincus Private Equity VIII, L.P. as additional defendants. On November 24, 2015, all defendants filed motions to dismiss. On July 25, 2016, the Court granted the motions to dismiss and granted plaintiff leave to file an amended complaint within 30 days. Plaintiffs subsequently filed a second amended complaint and the Company filed a second motion to dismiss on October 24, 2016, which was granted by the Court with leave to amend. Plaintiffs filed a third amended complaint on April 19, 2017 and the defendants filed a third motion to dismiss, which is currently pending with the court. The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. The Company has not accrued any liability associated with this action.

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
Overview
We are a provider of postsecondary education services through our regionally accredited academic institutions, Ashford University® and University of the RockiesSM. Ashford University offers associate’s, bachelor’s and master’s programs, and University of the Rockies offers master’s and doctoral programs. As of June 30, 2017, our academic institutions offered approximately 1,200 courses and approximately 80 degree programs. We are also focused on providing innovative new technologies to improve the way students learn through our proprietary learning platform, as well as through the mobile applications offered by our institutions.
Key operating data
In evaluating our operating performance, management focuses in large part on our revenue and operating income (loss) and period-end enrollment at our academic institutions. The following table, which should be read in conjunction with our condensed consolidated financial statements included in Part I, Item I of this report, presents our key operating data for the six months ended June 30, 2017 and 2016 (in thousands, except for enrollment data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated Statement of Income (Loss) Data:
Revenue	$124,581	$137,970	$254,071	$270,972
Operating income (loss)	$6,180	$3,357	$15,842	$(12,942)

Consolidated Other Data:
Period-end enrollment (1)
Online	43,384	48,799	43,384	48,799
Campus-based	77	96	77	96
Total	43,461	48,895	43,461	48,895

(1)
We define period-end enrollment as the number of active students on the last day of the financial reporting period. A student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided notice of withdrawal.

Key enrollment trends
Enrollment at our academic institutions decreased 11.1% to 43,461 students at June 30, 2017 as compared to 48,895 students at June 30, 2016. Enrollment decreased by 3.6% since the end of the preceding fiscal year, from 45,087 students at December 31, 2016 to 43,461 students at June 30, 2017.
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

We continue to focus our efforts on stabilizing and restarting enrollment growth. We launched new program offerings in 2016 and plan to continue launching additional new program offerings in 2017 to help achieve this goal relating to enrollment growth. One area in which we continue to experience positive enrollment trends is within our Leadership Development Grant program. This corporate partnership program provides companies with the opportunity to allow their employees to pursue and complete a college degree without incurring any student debt. While this program remains relatively small compared to our total enrollment, it continues to expand.
Trends and uncertainties regarding revenue and continuing operations
Restructuring and impairment charges
During 2016, we closed Ashford University’s residential campus in Clinton, Iowa. With this closure, we also implemented various other restructuring plans to better align our resources with our business strategy. The prior year restructuring and impairment charges were primarily comprised of (i) charges related to the write-off of certain fixed assets and assets abandoned, (ii) student transfer agreement costs for Ashford University ground-based students, (iii) severance costs related to headcount reductions and (iv) estimated lease losses related to facilities vacated or consolidated. As required by GAAP, the estimated lease losses include sublease assumptions, which if incorrect, could have a material impact on the Company’s condensed consolidated financial statements. All of these charges have been recorded in the restructuring and impairment charges line item on our condensed consolidated statements of income (loss). For information regarding the restructuring and impairment charges recorded, refer to Note 3, “Restructuring and Impairment Charges” to our condensed consolidated financial statements included in Part I, Item 1 of this report.
Valuation allowance
We recognize deferred tax assets if realization of such assets is more likely than not. In order to make this determination, we evaluate factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended June 30, 2017 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. Such objective evidence limited our ability to consider in our evaluation other subjective evidence such as our projections for future growth. On the basis of our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against our deferred tax assets should continue to be maintained as of June 30, 2017.
Liquidity and capital resources and anticipated capital expenditures
We finance our operating activities and capital expenditures primarily through cash on hand and cash provided by operating activities. At June 30, 2017, we had cash, cash equivalents, restricted cash and investments totaling $218.1 million and no long-term debt. For the year ending December 31, 2017, we expect capital expenditures to be approximately $6.6 million. Based on our current level of operations, we believe that our cash flows from operating activities and our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. However, changes could occur that would consume our available capital resources before that time. Our capital requirements depend on numerous factors, including our ability to continue to generate revenue. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all.
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
On October 20, 2016, we received draft debt-to-earnings rates and certain underlying data from the Department for the first gainful employment measurement year, and on January 8, 2017 we received our institutions’ final debt-to-earnings rates for the first gainful employment measurement year. Based on the final rates, none of our programs were determined to fail. Two of our current programs, including the Associate of Arts in Early Childhood Education and the Bachelor of Arts in Early Childhood Education/Administration, were determined to be in the zone. One additional program that was discontinued prior to the issuance of the gainful employment regulations was determined to be in the zone. At June 30, 2017, approximately 3% of our institutions' students were enrolled in the Associate of Arts in Early Childhood Education and approximately 8% of our institutions' students were enrolled in the Bachelor of Arts in Early Childhood Education/Administration. During the three months ended June 30, 2017, we derived revenue of approximately $3.9 million from the Associate of Arts in Early Childhood Education and approximately $11.4 million from the Bachelor of Arts in Early Childhood Education/Administration. The Company is currently working to determine what, if any, measures it might implement in order to bring these programs into the “pass” category.
The fact that none of our programs were determined to fail and only two of our current programs were determined to be in the zone is significant given the framework discussed above, as a program would be disqualified from participation in Title IV programs only if it were to fail for two out of three consecutive years, or either fail or be in the zone for three out of four consecutive years. The gainful employment regulations contemplate a transition period in the first several years to afford institutions the opportunity to make changes to their programs and retain Title IV eligibility.
On June 15, 2017, the Department announced its intention to conduct additional negotiated rulemaking on certain issues related to gainful employment. On June 30, 2017, the Department also granted institutions until July 1, 2018 to comply with disclosure provisions related to promotional materials and prospective students, and extended the deadline for all programs to file alternate earnings appeals to a soon to be announced date. The Department did not change a July 1, 2017 deadline requiring institutions to provide a completed disclosure template, or a link thereto, on gainful employment program Web pages and our schools have complied with this requirement.
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
On June 14, 2017, the Department announced a postponement of the defense to repayment regulations and its intention to resubmit the regulations through the negotiated rulemaking process. While rulemaking occurs, the Department will continue to process claims under the current borrower defense rules.
For additional information regarding the regulatory environment and related risks, see Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors” of the Form 10-K.
Seasonality
Our operations are generally subject to seasonal trends. We generally experience a seasonal increase in new enrollments during the first quarter of each year, subsequent to holiday break, as well as during the third quarter each year, when most other colleges and universities begin their fall semesters. While we enroll students throughout the year, our fourth quarter revenue generally is lower than other quarters due to the holiday break in December, with an increase in the first quarter of each year.
Critical Accounting Policies and Use of Estimates
The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of the Form 10-K. There were no material changes to these critical accounting policies and estimates during the six months ended June 30, 2017.

The Iran Threat Reduction and Syria Human Rights Act of 2012
During the three months ended June 30, 2017, Santander Asset Management Investment Holdings Limited (“SAMIH”) engaged in certain activities that are subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. These activities are disclosed in Exhibit 99.1 to this report. Affiliates of Warburg Pincus, LLC (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of and have the right to designate members of the board of directors of SAMIH. We will be required to separately file with the SEC, concurrently with this report, a notice that such activities have been disclosed in this report, which notice must also contain the information required by Section 13(r) of the Exchange Act.
Results of Operations
The following table sets forth our condensed consolidated statements of income (loss) data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	49.1	48.2	48.8	50.2
Admissions advisory and marketing	35.1	38.1	34.8	38.5
General and administrative	10.9	8.4	10.1	9.3
Legal settlement expense	—	1.7	—	6.0
Restructuring and impairment charges	—	1.2	—	0.9
Total costs and expenses	95.1	97.6	93.7	104.9
Operating income (loss)	4.9	2.4	6.3	(4.9)
Other income, net	0.3	0.5	0.3	0.5
Income (loss) before income taxes	5.2	2.9	6.6	(4.4)
Income tax expense (benefit)	0.1	0.5	0.2	(1.8)
Net income (loss)	5.1%	2.4%	6.4%	(2.6)%
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenue. Our revenue for the three months ended June 30, 2017 was $124.6 million, representing a decrease of $13.4 million, or 9.7%, as compared to revenue of $138.0 million for the three months ended June 30, 2016. The decrease between periods was primarily due to the 9.9% decrease in average weekly enrollment at our academic institutions, from 49,676 students for the three months ended June 30, 2016 to 44,770 students for the three months ended June 30, 2017. This decrease in average weekly enrollment resulted in a decrease in tuition revenue of approximately $13.1 million. The decrease in tuition revenue between periods was inclusive of the tuition increase of approximately 2.0%, effective April 1, 2017, which resulted in an increase in revenue of approximately $2.2 million.
Instructional costs and services. Our instructional costs and services for the three months ended June 30, 2017 were $61.1 million, representing a decrease of $5.3 million, or 8.0%, as compared to instructional costs and services of $66.4 million for the three months ended June 30, 2016. In addition to the decline in enrollment, specific decreases between periods primarily include decreases in direct compensation (including financial aid processing fees) of $2.2 million, corporate support services of $1.2 million, instructor fees of $1.2 million, and facilities costs of $0.9 million. Instructional costs and services increased as a percentage of revenue to 49.1% for the three months ended June 30, 2017, as compared to 48.2% for the three months ended June 30, 2016. The increase of 0.9% as a percentage of revenue primarily included increases in bad debt of 1.6% and information technology costs of 0.6%, partially offset by decreases in facilities costs of 0.4%, license fees of 0.2%, instructor fees of 0.2% and amortization expense of 0.2%. As a percentage of revenue, bad debt expense was 6.2% for the three months ended June 30, 2017, compared to 4.6% for three months ended June 30, 2016.

Admissions advisory and marketing. Our admissions advisory and marketing expenses for the three months ended June 30, 2017 were $43.7 million, representing a decrease of $8.8 million, or 16.8%, as compared to admissions advisory and marketing expenses of $52.5 million for the three months ended June 30, 2016. In addition to our change in marketing strategy, specific factors contributing to the overall decrease between periods were decreases in selling compensation of $5.1 million, advertising costs of $3.7 million and facilities costs of $1.8 million, partially offset by an increase in corporate support services of $2.1 million. As a percentage of revenue, our admissions advisory and marketing expenses decreased to 35.1% for the three months ended June 30, 2017, as compared to 38.1% for the three months ended June 30, 2016. The decrease of 3.0% as a percentage of revenue was primarily due to decreases in selling compensation of 2.1%, advertising costs of 1.3% and facilities costs of 1.1%, partially offset by an increase in corporate support services of 1.4%.
General and administrative. Our general and administrative expenses for the three months ended June 30, 2017 were $13.6 million, representing an increase of $1.9 million, or 16.3%, as compared to general and administrative expenses of $11.7 million for the three months ended June 30, 2016. The increase between periods was primarily due to increases in professional fees of $2.2 million and administrative compensation of $1.5 million, partially offset by decreases in corporate support services of $1.0 million and other administrative costs of $0.8 million. Our general and administrative expenses increased as a percentage of revenue to 10.9% for the three months ended June 30, 2017, as compared to 8.4% for the three months ended June 30, 2016. The increase of 2.5% as a percentage of revenue was primarily due to increases in professional fees of 1.9% and administrative compensation of 1.9%, partially offset by a decrease in corporate support services of 1.3%.
Legal settlement expense. For the three months ended June 30, 2017, we had no expenses relating to legal settlements. The expenses for the cost of resolution of the previously disclosed civil investigative demands from the Consumer Financial Protection Bureau and the Attorney General of the State of California for the three months ended June 30, 2016 were $2.3 million.
Restructuring and impairment charges. We had no restructuring and impairment charges for the three months ended June 30, 2017. For the three months ended June 30, 2016, restructuring and impairment charges were $1.7 million, comprised primarily of severance costs for wages and benefits resulting from a reduction in force.
Other income, net. Our other income, net, was $0.3 million for the three months ended June 30, 2017 and $0.7 million for the three months ended June 30, 2016. The decrease between periods was primarily due to decreased interest income on average cash balances.
Income tax expense. We recognized an income tax expense of $0.2 million and $0.7 million for the three months ended June 30, 2017 and 2016, at effective tax rates of 3.2% and 16.7%, respectively.
Net income. Our net income was $6.3 million for the three months ended June 30, 2017, compared to net income of $3.3 million for the three months ended June 30, 2016, which represents a $3.0 million increase in net income as a result of the factors discussed above.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenue. Our revenue for the six months ended June 30, 2017 was $254.1 million, representing a decrease of $16.9 million, or 6.2%, as compared to revenue of $271.0 million for the six months ended June 30, 2016. The decrease between periods was primarily due to the 8.8% decrease in average weekly enrollment at our academic institutions, from 49,978 students during the six months ended June 30, 2016 to 45,564 students during the six months ended June 30, 2017. This decrease in average weekly enrollment resulted in a decrease in tuition revenue of approximately $18.4 million, which is inclusive of the $6.4 million increase in tuition revenue as a result of tuition increases. The decrease in revenue between periods was also due to a decrease in net revenue generated from course digital materials of approximately $1.2 million.
Instructional costs and services. Our instructional costs and services for the six months ended June 30, 2017 were $124.2 million, representing a decrease of $11.8 million, or 8.7%, as compared to instructional costs and services of $136.0 million for the six months ended June 30, 2016. In addition to the decline in enrollment, specific decreases between periods include direct compensation costs of $3.6 million, corporate support services of $2.9 million, instructor fees of $2.5 million, facilities costs of $2.1 million, and amortization expense of $0.7 million. Instructional costs and services decreased as a percentage of revenue to 48.8% for the six months ended June 30, 2017, as compared to 50.2% for the six months ended June 30, 2016. The decrease of 1.4% as a percentage of revenue primarily included decreases in facilities costs of 0.6%, corporate support services of 0.6% and instructor fees of 0.5%, partially offset by an increase in information technology costs of 0.5%. As a percentage of revenue, bad debt expense was 6.7% for the six months ended June 30, 2017, compared to 5.9% for the six months ended June 30, 2016.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the six months ended June 30, 2017 were $88.5 million, representing a decrease of $15.7 million, or 15.1%, as compared to admissions advisory and marketing expenses of $104.2 million for the six months ended June 30, 2016. Specific factors contributing to the overall decrease between periods include decreases in selling compensation of $9.5 million, advertising costs of $5.3 million, facilities costs of $3.8 million and information technology costs of $2.0 million. These decreases were partially offset by an increase in corporate support services of $4.0 million and professional fees of $0.4 million. As a percentage of revenue, our admissions advisory and marketing expenses decreased to 34.8% for the six months ended June 30, 2017 as compared to 38.5% for the six months ended June 30, 2016. The decrease of 3.7% as a percentage of revenue was primarily due to decreases in selling compensation of 2.5%, facilities costs of 1.3%, and advertising costs of 1.1%, partially offset by an increase in corporate support services of 1.4%.
General and administrative. Our general and administrative expenses for the six months ended June 30, 2017 were $25.6 million, representing an increase of $0.5 million, or 1.9%, as compared to general and administrative expenses of $25.1 million for the six months ended June 30, 2016. The increase between periods was primarily due to an increase in professional fees of $3.5 million, partially offset by decreases in corporate support services of $1.1 million, other administrative costs of $1.0 million, and facilities costs of $0.7 million. Our general and administrative expenses increased as a percentage of revenue to 10.1% for the six months ended June 30, 2017, compared to 9.3% for the six months ended June 30, 2016. The increase of 0.8% as a percentage of revenue was primarily due to an increase in professional fees of 1.5%, partially offset by a decrease in corporate support services of 0.8%.
Legal settlement expense. For the six months ended June 30, 2017, we had no expenses relating to legal settlements. The expenses for the cost of resolution of the previously disclosed civil investigative demands from the Consumer Financial Protection Bureau and the Attorney General of the State of California for the six months ended June 30, 2016 were $16.2 million.
Restructuring and impairment charges. We had no restructuring and impairment charges for the six months ended June 30, 2017. For the six months ended June 30, 2016, restructuring and impairment charges were $2.4 million, comprised primarily of severance costs for wages and benefits resulting from a reduction in force.
Other income, net. Our other income, net, was $0.8 million for the six months ended June 30, 2017, as compared to $1.3 million for the six months ended June 30, 2016, representing a decrease of $0.5 million. The decrease between periods was primarily due to decreased interest income on average cash balances.
Income tax expense (benefit). We recognized an income tax expense of $0.4 million for the six months ended June 30, 2017 and income tax benefit of $4.8 million for the six months ended June 30, 2016, at effective tax rates of 2.7% and 41.6%, respectively.
Net income (loss). Our net income was $16.2 million for the six months ended June 30, 2017 compared to net loss of $6.8 million for the six months ended June 30, 2016, a $23.0 million change as a result of the factors discussed above.
Liquidity and Capital Resources
We finance our operating activities and capital expenditures primarily through cash on hand and cash provided by operating activities. Our cash and cash equivalents were $171.5 million at June 30, 2017 and $307.8 million at December 31, 2016. At June 30, 2017 and December 31, 2016, we had restricted cash of $19.7 million and $24.5 million, respectively, and investments of $26.9 million and $49.4 million, respectively.
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

There was a slight increase in the fair value of our investments at June 30, 2017 as compared to December 31, 2016. We believe that any fluctuations we have recently experienced are temporary in nature and that while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
Title IV and other governmental funding
Our institutions derive the substantial majority of their respective revenues from students who enroll and are eligible for various federal student financial assistance programs authorized under Title IV of the Higher Education Act. Our institutions are subject to significant regulatory scrutiny as a result of numerous standards that must be satisfied in order to participate in Title IV programs. For additional information regarding Title IV programs and the regulation thereof, see “Business—Regulation” included in Part I, Item 1 of the Form 10-K. The balance of revenues derived by our institutions is from government tuition assistance programs for military personnel, including veterans, payments made in cash by individuals, reimbursement from corporate affiliates and private loans.
If we were to become ineligible to receive Title IV funding or other governmental funding, our liquidity would be significantly impacted. The timing of disbursements under Title IV programs is based on federal regulations and our ability to successfully and timely arrange financial aid for our institutions’ students. Title IV funds are generally provided in multiple disbursements before we earn a significant portion of tuition and fees and incur related expenses over the period of instruction. Students must apply for new loans and grants each academic year. These factors, together with the timing at which our institutions’ students begin their programs, affect our revenues and operating cash flow.
Operating activities
Net cash used in operating activities was $11.5 million for the six months ended June 30, 2017, compared to net cash used in operating activities of $3.8 million for the six months ended June 30, 2016, an overall increase between periods in net cash used in operating activities of $7.7 million. This increase in cash used in operating activities was primarily attributable to changes in accounts payable and accrued liabilities as well as in deferred revenue, as a result of the timing of payments. This change was partially offset by the $23.0 million increase in net income between periods. Despite the cash used in operating activities during the period, we expect to generate cash from our operating activities for the foreseeable future.
Investing activities
Net cash provided by investing activities was $20.2 million for the six months ended June 30, 2017, compared to net cash used in investing activities of $14.5 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, we had maturities of investments of $22.7 million, purchases of investments of $61,000 and no sales of investments. This is compared to purchases of investments of $20.2 million, no sales of investments and $7.1 million maturities of investments for the six months ended June 30, 2016. Capital expenditures for the six months ended June 30, 2017 were $2.3 million, compared to $0.9 million for the six months ended June 30, 2016. We expect our capital expenditures to be approximately $6.6 million for the year ending December 31, 2017.
Financing activities
Net cash used in financing activities was $149.8 million for the six months ended June 30, 2017, compared to net cash used in financing activities of $1.6 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, we repurchased approximately 18.1 million shares of our common stock for an aggregate purchase price of $150.0 million and $2.0 million of related fees. During each of the six months ended June 30, 2017 and 2016, net cash used in financing activities included tax withholdings related to the issuance of shares upon the vesting of restricted stock units, partially offset by the cash provided by stock option exercises.
Based on our current level of operations, we believe that our future cash flows from operating activities and our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.

Off-Balance Sheet Arrangements and Significant Contractual Obligations
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of June 30, 2017, our total available surety bond facility was $3.5 million and the surety had issued bonds totaling $3.3 million on our behalf under such facility.
The following table sets forth, as of June 30, 2017, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
(In thousands)	Total	2017	2018	2019	2020	2021	Thereafter
Operating lease obligations	$86,896	$18,099	$31,400	$20,833	$9,503	$5,112	$1,949
Other contractual obligations	57,366	12,263	12,535	10,592	8,549	3,427	10,000
Uncertain tax positions	8,295	—	8,295	—	—	—	—
Total	$152,557	$30,362	$52,230	$31,425	$18,052	$8,539	$11,949
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of June 30, 2017, we had no outstanding borrowings.
Our future investment income may fall short of expectations due to changes in interest rates. At June 30, 2017, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

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
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.
Changes in Internal Control Over Financial Reporting
We continually assess the adequacy of our internal control over financial reporting and make improvements as deemed appropriate. There have been no changes to our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Revenue derived from government tuition assistance for military personnel, including veterans, is not considered federal student aid for purposes of calculations under the 90/10 rule, and accordingly helps our institutions satisfy the 90/10 rule. As of December 31, 2016, approximately 25.6% of our institutions' students were affiliated with the military, some of whom are eligible to receive government tuition assistance that may be used to pursue postsecondary degrees. If there were a reduction in funding of government tuition assistance for military personnel, including veterans, or if our revenue derived from such funding were otherwise to decrease, it could be significantly more difficult for our institutions to satisfy the 90/10 rule. On May 20, 2016, the Company received a letter from the Iowa Department of Education (the “Iowa DOE”) indicating that, as a result of the planned closure of the Clinton Campus, the ISAA would no longer continue to approve Ashford’s programs for GI Bill benefits after June 30, 2016. The Iowa DOE subsequently issued a stay of the ISAA’s withdrawal of approval of Ashford’s programs for GI Bill benefits until 90 days from June 20, 2016. On September 15, 2016, in response to a Petition for Declaratory and Injunctive Relief filed by Ashford University, the Iowa District Court for Polk County entered a written order (the “Order”) staying the Iowa DOE’s announced intention to withdraw the approval of Ashford as a GI Bill eligible institution until the entry of a final and appealable order and judgment in the action. On June 23, 2017, the Iowa District Court held a hearing on Ashford’s Petition and on July 17, 2017, the Court ruled in favor of the Iowa DOE and denied the petition. Ashford University is evaluating a variety of options to ensure the continued approval of Ashford’s programs for GI Bill benefits, including filing of a motion for reconsideration and a potential appeal. The Iowa DOE has indicated that it will continue to approve Ashford’s programs for GI Bill benefits and take no further action, at least through the deadline to appeal, which is 30 days following a final decision by the Iowa District Court. In addition, on July 25, 2017, Ashford University received approval from the state of Arizona to provide GI Bill benefits to its students, and is currently awaiting the assignment of a facilities code from the U.S. Department of Veterans Affairs. The Company intends to continue to pursue its options in Iowa as well. At this time, we cannot predict the eventual outcome of this litigation, and any potential delays or gaps in coverage for GI Bill benefits could have a material adverse effect on current and future military student enrollment and the Company’s revenues, financial condition, cash flows and results of operations, and could make it significantly more difficult for our institutions to satisfy the 90/10 rule.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
None.
Item 5.  Other Information.
None.

Item 6.  Exhibits.

Exhibit		Description
10.1		Addendum to the CampusNet Infrastructure as a Services (IaaS) Agreement, dated May 5, 2017, with Campus Management Corp.
10.2	†	CampusCare Maintenance and Support Renewal, dated May 5, 2017, with Campus Management Corp.
10.3	†	Addendum to Software Licenses Agreement, dated May 5, 2017, with Campus Management Corp.
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew S. Clark, President and Chief Executive Officer, and Kevin Royal, Chief Financial Officer.

99.1		Disclosure required pursuant to Section 13(r) of the Securities Exchange Act of 1934.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on July 26, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2017 and 2016; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016; (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2017 and 2016; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (vi) the Notes to Condensed Consolidated Financial Statements.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.

July 26, 2017	/s/ KEVIN ROYAL
Kevin Royal Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)