Form 10-Q
period 2017-09-30
Bridgepoint Education Inc
filed 2017-10-25
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of October 20, 2017, was 29,176,487.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of September 30, 2017	As of December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$165,176	$307,802
Restricted cash	19,921	24,533
Investments	26,965	49,434
Accounts receivable, net	34,303	26,457
Prepaid expenses and other current assets	24,548	23,467
Total current assets	270,913	431,693
Property and equipment, net	10,894	12,218
Goodwill and intangibles, net	15,237	17,419
Other long-term assets	5,209	2,046
Total assets	$302,253	$463,376
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$69,840	$77,866
Deferred revenue and student deposits	61,715	74,666
Total current liabilities	131,555	152,532
Rent liability	8,125	16,508
Other long-term liabilities	12,632	13,630
Total liabilities	152,312	182,670
Commitments and contingencies (see Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both September 30, 2017, and December 31, 2016	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 64,794 issued and 29,165 outstanding at September 30, 2017; 64,035 issued and 46,478 outstanding at December 31, 2016	648	641
Additional paid-in capital	200,859	195,854
Retained earnings	437,503	421,281
Accumulated other comprehensive income (loss)	—	(1)
Treasury stock, 35,629 and 17,557 shares at cost at September 30, 2017, and December 31, 2016, respectively	(489,069)	(337,069)
Total stockholders' equity	149,941	280,706
Total liabilities and stockholders' equity	$302,253	$463,376
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$119,367	$136,583	$373,438	$407,555
Costs and expenses:
Instructional costs and services	57,756	64,095	181,943	200,129
Admissions advisory and marketing	43,669	52,590	132,133	156,798
General and administrative	11,441	11,604	37,019	36,709
Legal settlement expense	—	16,752	—	32,918
Restructuring and impairment charges	8,004	365	8,004	2,766
Total costs and expenses	120,870	145,406	359,099	429,320
Operating income (loss)	(1,503)	(8,823)	14,339	(21,765)
Other income, net	381	557	1,165	1,892
Income (loss) before income taxes	(1,122)	(8,266)	15,504	(19,873)
Income tax expense (benefit)	(1,161)	1,211	(718)	(3,622)
Net income (loss)	$39	$(9,477)	$16,222	$(16,251)
Income (loss) per share:
Basic	$0.00	$(0.20)	$0.49	$(0.35)
Diluted	$0.00	$(0.20)	$0.47	$(0.35)
Weighted average number of common shares outstanding used in computing income (loss) per share:
Basic	29,123	46,315	33,333	46,180
Diluted	29,671	46,315	34,193	46,180
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$39	$(9,477)	$16,222	$(16,251)
Other comprehensive income, net of tax:
Unrealized gains (losses) on investments	—	(46)	1	148
Comprehensive income (loss)	$39	$(9,523)	$16,223	$(16,103)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2015	63,407	$634	$188,863	$451,321	$(99)	$(337,069)	$303,650
Stock-based compensation	—	—	5,679	—	—	—	5,679
Exercise of stock options	185	2	140	—	—	—	142
Stock issued under employee stock purchase plan	16	1	111	—	—	—	112
Stock issued under stock incentive plan, net of shares held for taxes	275	2	(1,843)	—	—	—	(1,841)
Net loss	—	—	—	(16,251)	—	—	(16,251)
Unrealized gains on investments, net of tax	—	—	—	—	148	—	148
Balance at September 30, 2016	63,883	$639	$192,950	$435,070	$49	$(337,069)	$291,639

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2016	64,035	$641	$195,854	$421,281	$(1)	$(337,069)	$280,706
Stock-based compensation	—	—	2,834	—	—	—	2,834
Exercise of stock options	479	4	3,795	—	—	—	3,799
Stock issued under employee stock purchase plan	15	—	141	—	—	—	141
Stock issued under stock incentive plan, net of shares held for taxes	265	3	(1,765)	—	—	—	(1,762)
Stock repurchase	—	—	—	—	—	(152,000)	(152,000)
Net income	—	—	—	16,222	—	—	16,222
Unrealized gains on investments, net of tax	—	—	—	—	1	—	1
Balance at September 30, 2017	64,794	$648	$200,859	$437,503	$—	$(489,069)	$149,941
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$16,222	$(16,251)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debts	24,440	23,565
Depreciation and amortization	6,821	10,068
Amortization of premium/discount	20	38
Deferred income taxes	25	—
Stock-based compensation	2,834	5,679
Write-off or impairment of student loans receivable	—	7,542
Net gain on marketable securities	(193)	(103)
Loss on termination of leased space	5,829	—
Loss on disposal or impairment of fixed assets	66	809
Changes in operating assets and liabilities:
Accounts receivable	(32,286)	(29,929)
Prepaid expenses and other current assets	(1,081)	(2,802)
Student loans receivable	—	876
Other long-term assets	(3,164)	2,607
Accounts payable and accrued liabilities	(13,920)	5,508
Deferred revenue and student deposits	(12,952)	(13,049)
Other liabilities	(9,405)	(7,490)
Net cash used in operating activities	(16,744)	(12,932)
Cash flows from investing activities:
Capital expenditures	(2,876)	(1,562)
Purchases of investments	(83)	(20,237)
Capitalized costs for intangible assets	(438)	(649)
Maturities of investments	22,725	14,714
Net cash provided by (used in) investing activities	19,328	(7,734)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,799	142
Proceeds from the issuance of stock under employee stock purchase plan	141	112
Tax withholdings on issuance of stock awards	(1,762)	(1,841)
Repurchase of common stock	(152,000)	—
Net cash used in financing activities	(149,822)	(1,587)
Net decrease in cash, cash equivalents and restricted cash	(147,238)	(22,253)
Cash, cash equivalents and restricted cash at beginning of period	332,335	306,830
Cash, cash equivalents and restricted cash at end of period	$185,097	$284,577

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$67	$—
Issuance of common stock for vested restricted stock units	$4,520	$4,696
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
Reclassifications
Certain reclassifications have been made to the prior financial statements to conform to the current year presentation. During 2016, the Company adopted Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230) and reclassified certain restricted cash amounts for the period ended September 30, 2016 within the condensed consolidated statements of cash flows. These reclassifications had no effect on previously reported results of operations or retained earnings. The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows.

	As of September 30, 2017	As of December 31, 2016
Cash and cash equivalents	$165,176	$307,802
Restricted cash	19,921	24,533
Total cash, cash equivalents and restricted cash	$185,097	$332,335

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This literature is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting guidance also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be adopted using one of two retrospective application methods. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year, to fiscal years beginning after December 15, 2017. The FASB subsequently issued various updates affecting the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The effective dates and transition requirements for each of the following updates are the same as those described for ASU 2014-09 noted above. The Company plans to adopt ASU 2014-09 and all its related topics in the first quarter of 2018 and currently expects to use the modified retrospective application method. During the first three quarters of 2017, the Company continued to progress in its evaluation of the impact on accounting policies and internal processes and controls the new standard may have on its revenue streams. During the current quarter, the Company neared completion of its technical accounting analysis for all contracts. Further, it commenced efforts in quantifying the impact of anticipated model changes, drafting enhanced disclosures, and designing the related changes in processes and internal controls. Under Topic 605, tuition revenues are recognized pro-rata over the applicable period of instruction, which the Company believes is consistent with the revenue recognition method required by the new standard. Also under Topic 605, the Company recognizes revenue upon the receipt of cash in situations where collectibility is not reasonably assured. This accounting treatment is not allowed under Topic 606 and will require changes to be made. Further, the Company will be required to expand its current disclosures to be in compliance with Topic 606. As the Company completes its evaluation, additional impacts may be identified. The Company has not finalized its quantification efforts, however, the transition to Topic 606 could have a material impact on the Company’s condensed consolidated financial statements.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
3. Restructuring and Impairment Charges
The Company has implemented various restructuring plans to better align its resources with its business strategy and the related charges are recorded in the restructuring and impairment charges line item on the Company’s condensed consolidated statements of income (loss). During each of the three and nine months ended September 30, 2017, the Company recognized $8.0 million, respectively, as restructuring charges, whereas for the three and nine months ended September 30, 2016 these charges were $0.4 million and $2.8 million, respectively.
During the third quarter of 2017, the Company executed a strategic reorganization resulting in reductions in force. The reorganization event was part of the Company’s overall reassessment of resources based upon benchmarking activities with competitors in the Company’s industry. As a result, for the three and nine months ended September 30, 2017, the Company recognized $2.2 million as restructuring charges relating to severance costs for wages and benefits. There were no such charges during the three months ended September 30, 2016. During the nine months ended September 30, 2016, the Company recognized $2.2 million as restructuring charges relating to severance costs for wages and benefits. The Company anticipates these costs will be paid out by the end of the fourth quarter of 2017 from existing cash on hand.
The Company had previously vacated or consolidated properties in San Diego and Denver and subsequently reassessed its obligations on non-cancelable leases. The fair value estimate of these non-cancelable leases is based on the contractual lease costs over the remaining term, partially offset by estimated future sublease rental income. The estimated rental income considers subleases the Company has executed or expects to execute, current commercial real estate market data and conditions, and comparable transaction data and qualitative factors specific to the related facilities. As of September 30, 2017, the Company was unable to secure subleases for certain of its San Diego properties. As such, the Company concluded that the amount of expected future cash flows from sublease income associated with pre-existing restructuring liabilities have changed. As a result, the Company recorded an incremental restructuring charge. During each of the three and nine months ended September 30, 2017, the Company recognized $5.8 million as restructuring charges relating to lease exit costs. During the three and nine months ended September 30, 2016, the Company recorded $0.5 million and $0.7 million, respectively, as restructuring charges relating to lease exit and other costs, due to the reassessment of estimates relating to the closure of the Ashford Clinton Campus.
The Company closed Ashford University’s residential campus in Clinton, Iowa during the second half of 2016. With this closure, ground-based Ashford University students were provided opportunities to continue to pursue their degrees as reflected in their respective student transfer agreements. The Company previously recorded restructuring charges relating to future cash expenditures for student transfer agreements. For the three and nine months ended September 30, 2017, no amounts were added to the amount previously recorded.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the changes in the Company's restructuring and impairment liability by type during the nine months ended September 30, 2017 (in thousands):

	Student Transfer Agreement Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2016	$1,592	$567	$18,457	$20,616
Restructuring and impairment charges	—	2,175	5,829	8,004
Payments	(867)	(1,457)	(9,856)	(12,180)
Balance at September 30, 2017	$725	$1,285	$14,430	$16,440
The restructuring liability amounts are recorded within either the (i) accounts payable and accrued liabilities account, (ii) rent liability account or (iii) other long-term liabilities account on the condensed consolidated balance sheets.
4. Investments
The following tables summarize the fair value information for investments as of September 30, 2017 and December 31, 2016, respectively (in thousands):

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,965	$—	$—	$1,965
Certificates of deposit	—	25,000	—	25,000
Total	$1,965	$25,000	$—	$26,965

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,688	$—	$—	$1,688
Corporate notes and bonds	—	22,746	—	22,746
Certificates of deposit	—	25,000	—	25,000
Total	$1,688	$47,746	$—	$49,434
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables summarize if there are any differences between amortized cost and fair value of investments as of September 30, 2017 and December 31, 2016, respectively (in thousands):

	September 30, 2017
			Gross unrealized
	Maturities	Amortized Cost	Gain	Loss	Fair Value
Short-term
Certificates of deposit	1 year or less	$25,000	$—	$—	$25,000
Total		$25,000	$—	$—	$25,000
The above table does not include the $2.0 million of mutual funds as of September 30, 2017, which are recorded as trading securities.

	December 31, 2016
			Gross unrealized
	Maturities	Amortized Cost	Gain	Loss	Fair Value
Short-term
Corporate notes and bonds	1 year or less	$22,747	$2	$(3)	$22,746
Certificates of deposit	1 year or less	25,000	—	—	25,000
Total		$47,747	$2	$(3)	$47,746
The above table does not include the $1.7 million of mutual funds as of December 31, 2016, which are recorded as trading securities.
The Company records changes in unrealized gains and losses on its investments during the period in the accumulated other comprehensive income (loss) line item on the Company’s condensed consolidated balance sheets. There were no net unrealized gains for the three months ended September 30, 2017. For the three months ended September 30, 2016, the Company recorded net unrealized losses of $46,000 in accumulated other comprehensive income (loss). For the nine months ended September 30, 2017 and 2016, the Company recorded net unrealized gains of $1,000 and $148,000, respectively, in accumulated other comprehensive income (loss).
There were no reclassifications out of accumulated other comprehensive income (loss) during either the nine months ended September 30, 2017 and 2016.
5. Accounts Receivable, Net
Accounts receivable, net, consists of the following (in thousands):

	As of September 30, 2017	As of December 31, 2016
Accounts receivable	$52,356	$42,611
Less allowance for doubtful accounts	(18,053)	(16,154)
Accounts receivable, net	$34,303	$26,457
As of September 30, 2017 and December 31, 2016, there was an immaterial amount of accounts receivable with a payment due date of greater than one year.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the changes in the allowance for doubtful accounts for accounts receivable for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the nine months ended September 30, 2017	$(16,154)	$24,440	$(22,541)	$(18,053)
For the nine months ended September 30, 2016	$(10,114)	$23,406	$(19,395)	$(14,125)

(1)	Deductions represent accounts written off, net of recoveries.
6. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	As of September 30, 2017	As of December 31, 2016
Prepaid expenses	$6,225	$7,160
Prepaid licenses	5,764	5,183
Income tax receivable	8,448	7,432
Prepaid insurance	1,420	1,291
Insurance recoverable	1,159	1,027
Other current assets	1,532	1,374
Total prepaid expenses and other current assets	$24,548	$23,467
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of September 30, 2017	As of December 31, 2016
Furniture and office equipment	$42,977	$41,528
Software	12,049	11,979
Leasehold improvements	5,238	4,332
Vehicles	22	22
Total property and equipment	60,286	57,861
Less accumulated depreciation	(49,392)	(45,643)
Total property and equipment, net	$10,894	$12,218
For the three months ended September 30, 2017 and 2016, depreciation expense was $1.3 million and $2.0 million, respectively. For the nine months ended September 30, 2017 and 2016, depreciation expense was $4.2 million and $6.5 million, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Goodwill and Intangibles, Net
Goodwill and intangibles, net, consists of the following (in thousands):

	September 30, 2017
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,348	$(18,849)	$2,499
Purchased intangible assets	15,850	(5,679)	10,171
Total definite-lived intangible assets	$37,198	$(24,528)	$12,670
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$15,237

	December 31, 2016
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,153	$(17,397)	$3,756
Purchased intangible assets	15,850	(4,754)	11,096
Total definite-lived intangible assets	$37,003	$(22,151)	$14,852
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$17,419
For the three months ended September 30, 2017 and 2016, amortization expense was $0.8 million and $1.1 million, respectively. For the nine months ended September 30, 2017 and September 30, 2016, amortization expense was $2.6 million and $3.6 million, respectively.
The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
Remainder of 2017	$758
2018	2,481
2019	1,758
2020	1,461
2021	1,277
Thereafter	4,935
Total future amortization expense	$12,670

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of the following (in thousands):

	As of September 30, 2017	As of December 31, 2016
Accounts payable	$1,496	$4,519
Accrued salaries and wages	6,738	8,967
Accrued bonus	6,507	5,087
Accrued vacation	9,546	9,313
Accrued litigation and fees	8,041	13,946
Accrued expenses	17,737	15,793
Rent liability	16,766	17,232
Accrued insurance liability	3,009	3,009
Total accounts payable and accrued liabilities	$69,840	$77,866
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consists of the following (in thousands):

	As of September 30, 2017	As of December 31, 2016
Deferred revenue	$22,143	$21,733
Student deposits	39,572	52,933
Total deferred revenue and student deposits	$61,715	$74,666
Other Long-Term Liabilities
Other long-term liabilities consists of the following (in thousands):

	As of September 30, 2017	As of December 31, 2016
Uncertain tax positions	$8,290	$8,216
Student transfer agreement costs	81	630
Other long-term liabilities	4,261	4,784
Total other long-term liabilities	$12,632	$13,630
7. Credit Facilities
The Company has issued letters of credit that are collateralized with cash in the aggregate amount of $8.3 million, which is included in restricted cash as of September 30, 2017.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. The Company has entered into a surety bond facility with an insurance company to provide such bonds when required. As of September 30, 2017, the Company’s total available surety bond facility was $3.5 million and the surety had issued bonds totaling $3.3 million on the Company’s behalf under such facility.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

8. Lease Obligations
Operating Leases
The Company leases certain office facilities and office equipment under non-cancelable lease arrangements that expire at various dates through 2023. The office leases contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $11.3 million and $17.4 million for the nine months ended September 30, 2017 and 2016, respectively. Rent expense in certain periods also includes the restructuring and impairment charges recorded and therefore, may differ significantly from cash payments. For additional information, refer to Note 3, “Restructuring and Impairment Charges.”
The following table summarizes the future minimum rental payments under non-cancelable operating lease arrangements in effect at September 30, 2017 (in thousands):

Year Ended December 31,
Remainder of 2017	$9,080
2018	31,400
2019	20,833
2020	9,504
2021	5,112
Thereafter	1,949
Total minimum payments	$77,878
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
The following table sets forth the computation of basic and diluted income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$39	$(9,477)	$16,222	$(16,251)
Denominator:
Weighted average number of common shares outstanding	29,123	46,315	33,333	46,180
Effect of dilutive options and stock units	548	—	860	—
Diluted weighted average number of common shares outstanding	29,671	46,315	34,193	46,180
Income (loss) per share:
Basic	$0.00	$(0.20)	$0.49	$(0.35)
Diluted	$0.00	$(0.20)	$0.47	$(0.35)

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During periods in which the Company reports a net loss, basic and diluted loss per share are the same. The following table sets forth the number of stock options, RSUs and PSUs, excluded from the computation of diluted income (loss) per share for the periods indicated below because their effect was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	2,625	4,258	1,858	4,468
RSUs and PSUs	19	588	9	991
During the nine months ended September 30, 2017, the Company repurchased approximately 18.1 million shares of the Company’s common stock for an aggregate purchase price of approximately $150.0 million.
10. Stock-Based Compensation
The Company recorded $1.1 million and $1.4 million of stock-based compensation expense for the three months ended September 30, 2017 and 2016, respectively, and $2.8 million and $5.7 million of stock-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively.
The related income tax benefit was $0.4 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and $1.1 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively.
During the nine months ended September 30, 2017, the Company granted 0.5 million RSUs at a grant date fair value of $10.48 and 0.4 million RSUs vested. During the nine months ended September 30, 2016, the Company granted 0.5 million RSUs at a grant date fair value of $10.18 and 0.5 million RSUs vested.
During the nine months ended September 30, 2017 and 2016, the Company did not grant any performance-based or market-based PSUs and no performance-based or market-based PSUs vested.
During the nine months ended September 30, 2017, the Company granted 0.3 million stock options at a grant date fair value of $4.76 and 0.5 million stock options were exercised. During the nine months ended September 30, 2016, the Company granted 0.4 million stock options at a grant date fair value of $3.28 and 0.2 million stock options were exercised.
As of September 30, 2017, there was unrecognized compensation cost of $6.8 million related to unvested stock options, RSUs and PSUs.
11. Income Taxes
The Company uses the asset-liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that will result in income and deductions in future years.
The Company recognizes deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, the Company evaluates a number of factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended September 30, 2017 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation certain subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against its deferred tax assets should continue to be maintained as of September 30, 2017.
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
The Company’s current effective income tax rate that has been applied to normal, recurring operations for the nine months ended September 30, 2017 was 1.8%. The Company’s actual effective income tax rate was (4.6)% for the nine months ended September 30, 2017, which includes a discrete tax benefit associated with return to provision adjustments related prior years as well as a discrete tax expense associated with unrecognized tax benefit for the nine months ended September 30, 2017.
At September 30, 2017, the Company had $18.8 million of gross unrecognized tax benefits, of which $12.3 million, would impact the effective income tax rate if recognized. At December 31, 2016, the Company had $20.2 million of gross unrecognized tax benefits, of which $13.2 million, would impact the effective income tax rate if recognized. It is reasonably possible that the total amount of the unrecognized tax benefit could change during the next 12 months. Although the Company cannot predict the timing of resolution with taxing authorities, if any, the Company believes it is reasonably possible that the total of the unrecognized tax benefits could change in the next twelve months due to settlement with tax authorities or expiration of the applicable statute of limitations. These unrecognized tax benefits primarily relate to apportionment of on-line service revenues for corporate income tax purposes. Although the Company believes the tax accruals provided are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from our historical income tax provisions and accruals.
The Company is currently under Internal Revenue Service audit examinations of the Company’s income and payroll tax returns for the years 2013 through 2015.
The Company’s income tax returns are being audited by the California Franchise Tax Board for the years 2008 through 2015. The Company was notified by the Franchise Tax Board in March 2017 that they are continuing to challenge the Company’s filing position. The Company continues to work toward resolution, and based on all available information the Company has accrued for any uncertain tax positions that may be addressed in the audit.
The Company’s income tax returns are being audited by the Oregon Department of Revenue for the years 2012 through 2014. In January 2017, the Oregon Department of Revenue issued Notices of Deficiencies, which were appealed by the Company.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Program Participation Agreement for Ashford University
On October 20, 2017, Ashford University received an updated Program Participation Agreement from the U.S. Department of Education (“Department”). Based on the updated Program Participation Agreement, Ashford University is provisionally certified to participate in Federal Student Financial Aid Programs until December 31, 2018. Ashford University was previously eligible to participate on a month-to-month basis while its reapplication for certification was pending with the Department. As a result of the updated Program Participation Agreement, Ashford University’s pending educational programs have been approved and Ashford University is required to submit its reapplication for continued certification by September 30, 2018.
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
On December 10, 2015, Ashford University received a request for information from the Multi-Regional and Foreign School Participation Division of the FSA for (i) advertising and marketing materials provided to prospective students regarding the transferability of certain credits, (ii) documents produced in response to the August 10, 2015 Civil Investigative Demand from the CFPB related to the CFPB’s investigation to determine whether for-profit postsecondary education companies or other unnamed persons have engaged in or are engaging in unlawful acts or practices related to the advertising, marketing or origination of private student loans, (iii) certain documents produced in response to subpoenas and interrogatories issued by the Attorney General of the State of California (the “CA Attorney General”) and (iv) records created between 2009 and 2012 related to the disbursement of certain Title IV funds. The FSA is reviewing representations made by Ashford University to potential and enrolled students, and has asked the Company and Ashford to assist in its assessment of Ashford’s compliance with the prohibition on substantial misrepresentations. The Company and Ashford University are cooperating fully with the FSA with a view toward demonstrating the compliant nature of their practices.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

or terminate the participation of the institution in Title IV programs. Because Ashford University is provisionally certified, if the Department determined that Ashford has engaged in substantial misrepresentation, the Department may take the actions set forth in clauses (i) and (ii) above in addition to any other actions taken by the Department.
GI Bill Benefits
On May 20, 2016, the Company received a letter from the Iowa Department of Education (the “Iowa DOE”) indicating that, as a result of the planned closure of Ashford University’s residential campus in Clinton, Iowa, the Iowa State Approving Agency (the “ISAA”) would no longer continue to approve Ashford’s programs for GI Bill benefits after June 30, 2016, and recommending Ashford seek approval through the State Approving Agency of jurisdiction for any location that meets the definition of a “main campus” or “branch campus”. Ashford University began the process of applying for approval through the State Approving Agency in California (“CSAAVE”), and the Company subsequently disclosed that on June 20, 2016 it received a second letter from the Iowa DOE indicating that the Iowa DOE had issued a stay of the ISAA’s withdrawal of approval of Ashford’s programs for GI Bill benefits effective immediately until the earlier of (i) 90 days from June 20, 2016 or (ii) the date on which CSAAVE completed its review and issued a decision regarding the approval of Ashford in California. Ashford received communication from CSAAVE indicating that additional information and documentation would be required before Ashford’s application could be considered for CSAAVE approval. Ashford subsequently withdrew the CSAAVE application and continued working with the U.S. Department of Veterans Affairs (“VA”), the Iowa DOE and the ISAA to obtain continued approval of Ashford’s programs for GI Bill benefits and to prevent any disruption of educational benefits to Ashford’s veteran students.
On September 15, 2016, in response to a Petition for Declaratory and Injunctive Relief (the “Petition”) filed by Ashford University, the Iowa District Court for Polk County entered a written order (the “Order”) staying the Iowa DOE’s announced intention to withdraw the approval of Ashford as a GI Bill eligible institution until the entry of a final and appealable order and judgment in the action. On June 23, 2017, the Iowa District Court held a hearing on Ashford’s Petition and on July 17, 2017, the Court ruled in favor of the Iowa DOE and denied the petition. Ashford filed a motion for reconsideration of this ruling, which was denied on August 17, 2017. On August 23, 2017, Ashford filed a Petition to Vacate or Modify the Iowa District Court’s July 17, 2017 ruling, based on material evidence, newly discovered, which could not with reasonable diligence have been previously discovered by Ashford (the “Petition to Vacate”). The Petition to Vacate is pending. On September 18, 2017, Ashford posted an appeal bond, which stays this matter pending resolution of Ashford’s appeal, and as a result, Ashford’s approval was not withdrawn, and Ashford’s programs remain approved for GI Bill purposes. The Assistant Attorney General handling this matter on behalf of the Iowa DOE also advised Ashford that the Iowa DOE would take no action pending the post-ruling motions and appeal. On October 12, 2017, the Iowa District Court judge that issued the July 17, 2017 ruling filed a Disclosure Statement revealing family ties to the Iowa Attorney General’s Office, and following a motion by Ashford for recusal, the judge recused herself from further proceedings concerning the Petition to Vacate on October 20, 2017. On October 24, 2017, Ashford moved to vacate the July 17, 2017 ruling and all other material orders entered by the judge, or in the alternative, for a limited remand of this matter. This motion is pending. On July 6, 2017, Ashford University received approval from the Arizona State Approving Agency to provide GI Bill benefits to its students. On September 13, 2017, the VA accepted the Arizona State Approving Agency’s approval, subject to Ashford's continued compliance with the approval requirements, which was the final step needed for Ashford University to continue to certify eligible students for GI Bill benefits.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

13. Commitments and Contingencies
Litigation
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. In accordance with GAAP, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated, the best estimate within that range should be accrued. If no estimate is better than another, the Company records the minimum estimated liability in the range. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. The Company continuously assesses the potential liability related to the Company’s pending litigation and revises its estimates when additional information becomes available. Below is a list of material legal proceedings to which the Company or its subsidiaries is a party.
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
New York Attorney General Investigation of Bridgepoint Education, Inc.
In May 2011, the Company received from the Attorney General of the State of New York (the “NY Attorney General”) a subpoena relating to the NY Attorney General’s investigation of whether the Company and its academic institutions have complied with certain New York state consumer protection, securities and finance laws. Pursuant to the subpoena, the NY Attorney General requested from the Company and its academic institutions documents and detailed information for the time period March 17, 2005 to present. The Company cooperated with this request and cannot predict the eventual scope, duration or outcome of the investigation at this time.
North Carolina Attorney General Investigation of Ashford University
In September 2011, Ashford University received from the Attorney General of the State of North Carolina (the “NC Attorney General”) an Investigative Demand relating to the NC Attorney General’s investigation of whether the university’s business practices complied with North Carolina consumer protection laws. Pursuant to the Investigative Demand, the NC Attorney General requested from Ashford University documents and detailed information for the time period January 1, 2008 to present. Ashford University cooperated with this request and cannot predict the eventual scope, duration or outcome of the investigation at this time.

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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
On October 11, 2012, the Adolph-Laroche action was consolidated with the Martinez action and the case is now captioned In re Bridgepoint, Inc. Shareholder Derivative Action. A consolidated complaint was filed on December 18, 2012 and the defendants filed a motion to stay the case while the underlying securities class action is pending. The motion was granted by the Court on April 11, 2013. A status conference was held on October 10, 2013, during which the Court ordered the stay continued for the duration of discovery in the underlying securities class action, but permitted the plaintiff to receive copies of any discovery responses served in the underlying securities class action. The stay was lifted following the settlement of the

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

underlying securities class action and all defendants filed demurrers on October 3, 2016, which were granted with leave to amend on October 6, 2017.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussions and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report. For additional information regarding our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2017, as well as our consolidated financial statements and related notes thereto included in Part II, Item 8 of the Form 10-K.
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

•
our ability to obtain continued approval of Ashford’s programs for GI Bill benefits through the Iowa State Approving Agency (the “ISAA”), or the Arizona State Approving Agency, and to prevent any disruption of educational benefits to Ashford’s veteran students;

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
Overview
We are a provider of postsecondary education services through our regionally accredited academic institutions, Ashford University® and University of the RockiesSM. Ashford University offers associate’s, bachelor’s and master’s programs, and University of the Rockies offers master’s and doctoral programs. As of September 30, 2017, our academic institutions offered approximately 1,140 courses and approximately 80 degree programs. We are also focused on providing innovative technologies to enhance the student experience and support faculty and student engagement.
Key operating data
In evaluating our operating performance, management focuses in large part on our revenue and operating income (loss) and period-end enrollment at our academic institutions. The following table, which should be read in conjunction with our condensed consolidated financial statements included in Part I, Item I of this report, presents our key operating data for each of the periods presented (in thousands, except for enrollment data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated Statement of Income (Loss) Data:
Revenue	$119,367	$136,583	$373,438	$407,555
Operating income (loss)	$(1,503)	$(8,823)	$14,339	$(21,765)

Consolidated Other Data:
Period-end enrollment (1)
Online	42,065	47,733	42,065	47,733
Campus-based	67	98	67	98
Total	42,132	47,831	42,132	47,831

(1)
We define period-end enrollment as the number of active students on the last day of the financial reporting period. A student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided notice of withdrawal.

Key enrollment trends
Enrollment at our academic institutions decreased 11.9% to 42,132 students at September 30, 2017 as compared to 47,831 students at September 30, 2016. Enrollment decreased by 6.6% since the end of the preceding fiscal year, from 45,087 students at December 31, 2016 to 42,132 students at September 30, 2017.
We believe the decline in enrollment over the past few years is partially attributable to a general weakening in the overall industry due to increased regulatory scrutiny, and has also been caused by the initiatives our institutions have put in place to help ensure student preparedness, raise academic quality and improve student outcomes. In addition, we believe total enrollment has also been impacted by the recent changes in our marketing strategy. This change in our marketing strategy reflects a shift in our advertising mix in an effort to attract prospective students who have a higher probability of being academically successful, while concurrently making meaningful improvements to the efficiency of our advertising, admissions and marketing spend.
We continue to focus our efforts on stabilizing and restarting enrollment growth. We recently received approval from the Department of Education on 16 new programs and are looking forward to offering these programs to students. We plan to launch a number of these new program offerings throughout 2018 and beyond to help achieve this goal relating to restarting new enrollment growth and over time growing total enrollments. One other area in which we continue to experience positive enrollment trends is within our Educational Partnerships programs with various employers. These corporate partnership programs provide companies with the opportunity to allow their employees to pursue and complete a college degree without incurring any student debt. Enrollments through these programs remains relatively small compared to our total enrollment but are growing as a percentage year over year.
Trends and uncertainties regarding revenue and continuing operations
Restructuring and impairment charges
We have implemented various restructuring plans to better align our resources with our business strategy and the related charges are recorded in the restructuring and impairment charges line item on our condensed consolidated statements of income (loss). The restructuring and impairment charges are primarily comprised of (i) severance costs related to headcount reductions, (ii) estimated lease costs related to facilities vacated or consolidated, (iii) charges related to the write-off of certain fixed assets and assets abandoned and (iv) student transfer agreement costs for Ashford University ground-based students. As required by GAAP, the estimated lease losses include sublease assumptions. Changes to these estimates could have a material impact on the Company’s condensed consolidated financial statements. For information regarding the restructuring and impairment charges recorded, refer to Note 3, “Restructuring and Impairment Charges” to our condensed consolidated financial statements included in Part I, Item 1 of this report.
Valuation allowance
We recognize deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, we evaluate factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended September 30, 2017 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. Such objective evidence limited our ability to consider our evaluation of other subjective evidence such as our projections for future growth. On the basis of our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against our deferred tax assets should continue to be maintained as of September 30, 2017.
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
On October 20, 2016, we received draft debt-to-earnings rates and certain underlying data from the Department for the first gainful employment measurement year, and on January 8, 2017 we received our institutions’ final debt-to-earnings rates for the first gainful employment measurement year. Based on the final rates, none of our programs were determined to fail. Two of our current programs, including the Associate of Arts in Early Childhood Education and the Bachelor of Arts in Early Childhood Education/Administration, were determined to be in the zone. At September 30, 2017, approximately 3% of our institutions' students were enrolled in the Associate of Arts in Early Childhood Education and approximately 8% of our institutions' students were enrolled in the Bachelor of Arts in Early Childhood Education/Administration. During the three months ended September 30, 2017, we derived revenue of approximately $3.8 million from the Associate of Arts in Early Childhood Education and approximately $11.3 million from the Bachelor of Arts in Early Childhood Education/Administration. The Company is currently working to determine what, if any, measures it might implement in order to bring these programs into the “pass” category.
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
On June 14, 2017, the Department announced a postponement of the defense to repayment regulations and its intention to resubmit the regulations through the negotiated rulemaking process. The Department announced an additional postponement on October 24, 2017. While rulemaking occurs, the Department will continue to process claims under the current borrower defense rules.
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
The most recent official three-year cohort default rates for Ashford University for the 2014, 2013 and 2012 federal fiscal years were 14.9%, 14.5% and 15.3%, respectively. The most recent official three-year cohort default rates for University of the Rockies for the 2014, 2013 and 2012 federal fiscal years were 5.5%, 3.8% and 4.3%, respectively.
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
Critical Accounting Policies and Use of Estimates
The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of the Form 10-K. There were no material changes to these critical accounting policies and estimates during the nine months ended September 30, 2017.

The Iran Threat Reduction and Syria Human Rights Act of 2012
During the three months ended September 30, 2017, Santander Asset Management Investment Holdings Limited (“SAMIH”) engaged in certain activities that are subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. These activities are disclosed in Exhibit 99.1 to this report. Affiliates of Warburg Pincus, LLC (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of and have the right to designate members of the board of directors of SAMIH. We will be required to separately file with the SEC, concurrently with this report, a notice that such activities have been disclosed in this report, which notice must also contain the information required by Section 13(r) of the Exchange Act.

Results of Operations
The following table sets forth our condensed consolidated statements of income (loss) data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	48.4	46.9	48.7	49.1
Admissions advisory and marketing	36.6	38.5	35.4	38.5
General and administrative	9.6	8.5	9.9	9.0
Legal settlement expense	—	12.3	—	8.1
Restructuring and impairment charges	6.7	0.3	2.1	0.7
Total costs and expenses	101.3	106.5	96.1	105.4
Operating income (loss)	(1.3)	(6.5)	3.9	(5.4)
Other income, net	0.3	0.4	0.3	0.5
Income (loss) before income taxes	(1.0)	(6.1)	4.2	(4.9)
Income tax expense (benefit)	(1.0)	0.9	(0.2)	(0.9)
Net income (loss)	—%	(7.0)%	4.4%	(4.0)%
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenue. Our revenue for the three months ended September 30, 2017 was $119.4 million, representing a decrease of $17.2 million, or 12.6%, as compared to revenue of $136.6 million for the three months ended September 30, 2016. The decrease between periods was primarily due to a decrease of 11.3% in average weekly enrollment at our academic institutions, from 47,657 students for the three months ended September 30, 2016 to 42,280 students for the three months ended September 30, 2017. Tuition revenue decreased by approximately $15.4 million, which is primarily due to the decrease in average weekly enrollment, partially offset by the approximate 2.0% tuition increase on April 1, 2017. The decrease in revenue between periods was also due to higher scholarships for the period of $0.6 million, as well as a decrease in net revenue generated from course digital materials of approximately $0.5 million.
Instructional costs and services. Our instructional costs and services for the three months ended September 30, 2017 were $57.8 million, representing a decrease of $6.3 million, or 9.9%, as compared to instructional costs and services of $64.1 million for the three months ended September 30, 2016. In addition to the decline in enrollment, specific decreases between periods primarily include decreases in direct compensation (including financial aid processing fees) of $2.2 million, corporate support services of $2.1 million, instructor fees of $1.0 million, license fees of $1.0 million, and facilities costs of $0.8 million, partially offset by an increase in information technology costs of $0.6 million. Instructional costs and services increased as a percentage of revenue to 48.4% for the three months ended September 30, 2017, as compared to 46.9% for the three months ended September 30, 2016. The increase of 1.5% as a percentage of revenue primarily included increases in information technology costs of 1.0% and bad debt of 0.7%. As a percentage of revenue, bad debt expense was 6.3% for the three months ended September 30, 2017, compared to 5.6% for three months ended September 30, 2016.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the three months ended September 30, 2017 were $43.7 million, representing a decrease of $8.9 million, or 17.0%, as compared to admissions advisory and marketing expenses of $52.6 million for the three months ended September 30, 2016. As a result of our change in marketing strategy and the shift in advertising mix, specific factors contributing to the overall decrease between periods were decreases in compensation of $5.4 million, advertising costs of $2.4 million and facilities costs of $1.7 million, partially offset by an increase in corporate support services of $1.1 million. As a percentage of revenue, our admissions advisory and marketing expenses decreased to 36.6% for the three months ended September 30, 2017, as compared to 38.5% for the three months ended

September 30, 2016. The decrease of 1.9% as a percentage of revenue was primarily due to a decrease in compensation of 2.0%.
General and administrative. Our general and administrative expenses for the three months ended September 30, 2017 were $11.4 million, representing a decrease of $0.2 million, or 1.4%, as compared to general and administrative expenses of $11.6 million for the three months ended September 30, 2016. The decrease between periods was primarily due to decreases in facilities costs of $0.5 million and administrative compensation of $0.5 million, offset by increases in corporate support services of $1.0 million. Our general and administrative expenses increased as a percentage of revenue to 9.6% for the three months ended September 30, 2017, as compared to 8.5% for the three months ended September 30, 2016. The increase of 1.1% as a percentage of revenue was primarily due to increases in administrative compensation of 0.5% and professional fees of 0.4%.
Legal settlement expense. For the three months ended September 30, 2017, we had no expenses relating to legal settlements. The expenses for the cost of resolution of the previously disclosed civil investigative demands from the Consumer Financial Protection Bureau and the Attorney General of the State of California for the three months ended September 30, 2016 were $16.8 million.
Restructuring and impairment charges. We had $8.0 million restructuring and impairment charges for the three months ended September 30, 2017, comprised primarily of revised estimates of lease charges as well as severance costs resulting from a reduction in force. For the three months ended September 30, 2016, restructuring and impairment charges were $0.4 million, comprised primarily of severance costs resulting from a reduction in force.
Other income, net. Our other income, net, was $0.4 million for the three months ended September 30, 2017 and $0.6 million for the three months ended September 30, 2016. The decrease between periods was primarily due to decreased interest income on average cash balances.
Income tax expense (benefit). We recognized an income tax benefit of $1.2 million and an income tax expense of $1.2 million for the three months ended September 30, 2017 and 2016, at effective tax rates of 103.4% and (14.7)%, respectively.
Net income. Our net income was $39,000 for the three months ended September 30, 2017, compared to net loss of $9.5 million for the three months ended September 30, 2016, which represents a $9.5 million increase in net income as a result of the factors discussed above.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Revenue. Our revenue for the nine months ended September 30, 2017 was $373.4 million, representing a decrease of $34.2 million, or 8.4%, as compared to revenue of $407.6 million for the nine months ended September 30, 2016. The decrease between periods was primarily due to a decrease of 9.6% in average weekly enrollment at our academic institutions, from 49,204 students during the nine months ended September 30, 2016 to 44,469 students during the nine months ended September 30, 2017. Tuition revenue decreased by approximately $33.8 million, which is primarily due to the decrease in average weekly enrollment, partially offset by the approximate 2.0% tuition increase on April 1, 2017. The decrease in revenue between periods was also due to a decrease in net revenue generated from course digital materials of approximately $1.5 million.
Instructional costs and services. Our instructional costs and services for the nine months ended September 30, 2017 were $181.9 million, representing a decrease of $18.2 million, or 9.1%, as compared to instructional costs and services of $200.1 million for the nine months ended September 30, 2016. In addition to the decline in enrollment, specific decreases between periods include direct compensation costs of $5.8 million, corporate support services of $4.9 million, instructor fees of $3.5 million, facilities costs of $3.0 million, and license fees of $1.7 million, partially offset by an increase in information technology costs of $1.2 million. Instructional costs and services decreased as a percentage of revenue to 48.7% for the nine months ended September 30, 2017, as compared to 49.1% for the nine months ended September 30, 2016. The decrease of 0.4% as a percentage of revenue primarily included decreases in corporate support services of 0.6% and facilities costs of 0.5%, partially offset by an increase in bad debt expense of 0.8%. As a percentage of revenue, bad debt expense was 6.5% for the nine months ended September 30, 2017, compared to 5.8% for the nine months ended September 30, 2016.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the nine months ended September 30, 2017 were $132.1 million, representing a decrease of $24.7 million, or 15.7%, as compared to admissions advisory and marketing expenses of $156.8 million for the nine months ended September 30, 2016. As a result of our change in marketing strategy and the shift in advertising mix, specific factors contributing to the overall decrease between periods include decreases in compensation of $14.9 million, advertising costs of $7.7 million, facilities costs of $5.5 million and information technology costs of $2.6 million. These decreases were partially offset by increases in corporate support services of $5.1 million and professional fees of $0.5 million. As a percentage of revenue, our admissions advisory and marketing expenses decreased to 35.4% for the nine months ended September 30, 2017 as compared to 38.5% for the nine months ended September 30, 2016. The decrease of 3.1% as a percentage of revenue was primarily due to decreases in compensation of 2.3%, facilities costs of 1.2%, and advertising costs of 0.6%, partially offset by an increase in corporate support services of 1.1%.
General and administrative. Our general and administrative expenses for the nine months ended September 30, 2017 were $37.0 million, representing an increase of $0.3 million, or 0.8%, as compared to general and administrative expenses of $36.7 million for the nine months ended September 30, 2016. The increase between periods was primarily due to an increase in professional fees of $3.6 million, partially offset by decreases in other administrative costs of $1.4 million, administrative compensation of $1.1 million, and facilities costs of $1.1 million. Our general and administrative expenses increased as a percentage of revenue to 9.9% for the nine months ended September 30, 2017, compared to 9.0% for the nine months ended September 30, 2016. The increase of 0.9% as a percentage of revenue was primarily due to an increase in professional fees of 1.2% and administrative compensation of 0.4%, partially offset by a decrease in corporate support services of 0.5%.
Legal settlement expense. For the nine months ended September 30, 2017, we had no expenses relating to legal settlements. The expenses for the cost of resolution of the previously disclosed civil investigative demands from the Consumer Financial Protection Bureau and the Attorney General of the State of California for the nine months ended September 30, 2016 were $32.9 million.
Restructuring and impairment charges. We had $8.0 million restructuring and impairment charges for the nine months ended September 30, 2017, comprised primarily of revised estimates of lease charges as well as severance costs resulting from a reduction in force. For the nine months ended September 30, 2016, restructuring and impairment charges were $2.8 million, comprised primarily of severance costs resulting from a reduction in force.
Other income, net. Our other income, net, was $1.2 million for the nine months ended September 30, 2017, as compared to $1.9 million for the nine months ended September 30, 2016, representing a decrease of $0.7 million. The decrease between periods was primarily due to decreased interest income on average cash balances.
Income tax expense (benefit). We recognized an income tax benefit of $0.7 million and $3.6 million for the nine months ended September 30, 2017 and 2016, at effective tax rates of (4.6)% and 18.2%, respectively.
Net income (loss). Our net income was $16.2 million for the nine months ended September 30, 2017 compared to net loss of $16.3 million for the nine months ended September 30, 2016, a $32.5 million change as a result of the factors discussed above.
Liquidity and Capital Resources
We finance our operating activities and capital expenditures primarily through cash on hand and through cash provided by operating activities. At September 30, 2017 and December 31, 2016, our cash and cash equivalents were $165.2 million and $307.8 million, respectively. At September 30, 2017 and December 31, 2016, we had restricted cash of $19.9 million and $24.5 million, respectively, and investments of $27.0 million and $49.4 million, respectively. At September 30, 2017, we had no long-term debt.
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
There was a slight increase in the fair value of our investments at September 30, 2017 as compared to December 31, 2016. We believe that any fluctuations we have recently experienced are temporary in nature and that while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
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
Operating activities
Net cash used in operating activities was $16.7 million for the nine months ended September 30, 2017, compared to net cash used in operating activities of $12.9 million for the nine months ended September 30, 2016, an overall increase between periods in net cash used in operating activities of $3.8 million. This increase in cash used in operating activities was primarily attributable to changes in accounts payable and accrued liabilities, loss on impairment of student loan receivables in prior year, and changes in other long-term assets. This change was partially offset by the $32.5 million increase in net income between periods. Despite the cash used in operating activities during the period, we expect to generate cash from our operating activities for the foreseeable future.
Investing activities
Net cash provided by investing activities was $19.3 million for the nine months ended September 30, 2017, compared to net cash used in investing activities of $7.7 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we had maturities of investments of $22.7 million, purchases of investments of $0.1 million and no sales of investments. This is compared to purchases of investments of $20.2 million, no sales of investments and $14.7 million maturities of investments for the nine months ended September 30, 2016. Capital expenditures for the nine months ended September 30, 2017 were $2.9 million, compared to $1.6 million for the nine months ended September 30, 2016. We expect our capital expenditures to be approximately $5.8 million for the year ending December 31, 2017.
Financing activities
Net cash used in financing activities was $149.8 million for the nine months ended September 30, 2017, compared to net cash used in financing activities of $1.6 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we repurchased approximately 18.1 million shares of our common stock for an aggregate purchase price of $150.0 million and $2.0 million of related fees. During each of the nine months ended September 30, 2017 and 2016, net cash used in financing activities included tax withholdings related to the issuance of shares upon the vesting of restricted stock units, partially offset by the cash provided by stock option exercises.
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

Off-Balance Sheet Arrangements and Significant Contractual Obligations
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of September 30, 2017, our total available surety bond facility was $3.5 million and the surety had issued bonds totaling $3.3 million on our behalf under such facility.
The following table sets forth, as of September 30, 2017, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
(In thousands)	Total	2017	2018	2019	2020	2021	Thereafter
Operating lease obligations	$77,878	$9,080	$31,400	$20,833	$9,504	$5,112	$1,949
Other contractual obligations	49,332	4,229	12,535	10,592	8,549	3,427	10,000
Uncertain tax positions	8,290	—	8,290	—	—	—	—
Total	$135,500	$13,309	$52,225	$31,425	$18,053	$8,539	$11,949
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of September 30, 2017, we had no outstanding borrowings.
Our future investment income may fall short of expectations due to changes in interest rates. At September 30, 2017, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

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
Under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
We continually assess the adequacy of our internal control over financial reporting and make improvements as deemed appropriate. There have been no changes to our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew S. Clark, President and Chief Executive Officer, and Joseph D’Amico, Interim Chief Financial Officer.

99.1	Disclosure required pursuant to Section 13(r) of the Securities Exchange Act of 1934.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the SEC on October 25, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2017 and 2016; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016; (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2017 and 2016; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.

October 25, 2017	/s/ JOSEPH D’AMICO
Joseph D’Amico Interim Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)