Form 10-K
period 2017-12-31
Bridgepoint Education Inc
filed 2018-02-21
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s second fiscal quarter, was approximately $274.5 million, based on the closing price of the registrant’s common stock as reported on such date by the New York Stock Exchange. Shares of common stock held by officers, directors and holders of 5% or more of the outstanding common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 15, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 27,157,986, net of treasury shares.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

•
our ability to obtain continued approval of Ashford’s programs for GI Bill benefits through the Iowa State Approving Agency (“ISAA”), the Arizona State Approving Agency (“ASAA”), or the California State Approving Agency for Veteran's Education (“CSAAVE”), and to prevent any disruption of educational benefits to Ashford’s veteran students;

•
the ability of Ashford University to continue participating in the U.S. Department of Defense Tuition Assistance Program for active duty military personnel and to prevent any disruption of educational benefits to Ashford’s active duty military students;

•	new initiatives focused on student success, retention and academic quality;

•	changes in our student fee structure;

•	expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations;

•	expectations regarding investment in online and other advertising and capital expenditures;

•	our anticipated seasonal fluctuations in operational results;

•	management's goals and objectives; and

•	other similar matters that are not historical facts.
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

•	our inability to continue to recruit and retain students;

•	our inability to continue to provide Tuition Assistance benefits to our active duty military students;

•	our inability to continue to provide GI Bill benefits to our veteran students;

•	competition in the postsecondary education market and its potential impact on our market share, recruiting costs and tuition rates;

•	reputational and other risks related to potential compliance audits, regulatory actions, negative publicity or service disruptions;

•	our inability to develop new programs or expand existing programs in a timely and cost-effective manner;

•	economic or other developments potentially impacting demand in our institutions' core disciplines or the availability or cost of Title IV or other funding;

•	the preceding and other factors discussed in Item 1A, “Risk Factors,” and in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time; and

•	the factors set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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

PART I
Item 1. Business.
BUSINESS
Overview
We are a provider of postsecondary education services through our regionally accredited academic institutions, Ashford University® and University of the RockiesSM. We believe our institutions, which deliver programs primarily online, embody the contemporary college experience. Our institutions had a total of 40,730 students enrolled as of December 31, 2017.
Our institutions are committed to providing a high-quality educational experience to their students. Our institutions' online delivery models, weekly start dates, commitment to affordability and transferability of credits make their programs highly attractive and accessible. Our institutions' online platform has been designed to deliver a quality educational experience while offering the flexibility and convenience that many students require, particularly working adults. Our institutions have a comprehensive curriculum development process and employ qualified faculty members with significant academic and practitioner credentials. Our institutions conduct ongoing faculty and student assessment processes and provide a broad array of student services. We are also focused on providing innovative technologies to enhance the student experience and support faculty and student engagement.
Ashford University
In March 2005, we acquired Ashford University, whose mission is to provide high-quality, accessible, affordable, and innovative educational programs that meet the diverse needs of individuals pursuing advancement in their lives, professions, and communities. We believe Ashford University is helping to define the modern college experience by providing the flexibility and effectiveness of online learning. The institution offers associate's, bachelor's and master's degree programs online. Ashford University is comprised of four colleges: the Forbes School of Business and Technology™, the College of Education, the College of Health, Human Services and Science and the College of Liberal Arts.
Ashford University is accredited by WASC Senior College and University Commission (“WSCUC”). For additional information regarding accreditation, see “Regulation — Accreditation” below. Ashford University maintains a website at www.ashford.edu, the contents of which are not incorporated by reference into, or in any way a part of, this report.
University of the Rockies
In September 2007, we acquired University of the Rockies, whose mission is to provide high-quality, accessible learning opportunities globally for diverse groups of individuals seeking preparation for life goals, professional practice, service and distinguished leadership. University of the Rockies is a graduate institution that offers master's and doctoral degree programs in the social and behavioral sciences. Classes at University of the Rockies are presented in a progressive online format. The majority of students at University of the Rockies attend via the institution's accessible online platform, which is also available through our mobile applications.
University of the Rockies is accredited by the Higher Learning Commission (“HLC”). For additional information regarding accreditation, see “Regulation — Accreditation” below. University of the Rockies maintains a website at www.rockies.edu, the contents of which are not incorporated by reference into, or in any way a part of, this report.

Enrollment
The following table summarizes period-end enrollment at our institutions as of each of the periods presented:

	December 31, 2017		December 31, 2016		December 31, 2015
Doctoral	841	2.1%	836	1.9%	753	1.5%
Master's	5,655	13.9%	6,253	13.9%	6,591	13.4%
Bachelor's	32,153	78.9%	35,748	79.2%	39,480	80.4%
Associate's	1,263	3.1%	1,405	3.1%	1,483	3.0%
Other*	818	2.0%	845	1.9%	852	1.7%
Total	40,730	100.0%	45,087	100.0%	49,159	100.0%

Ashford University	39,515	97.0%	43,788	97.1%	47,794	97.2%
University of the Rockies	1,215	3.0%	1,299	2.9%	1,365	2.8%
Total	40,730	100.0%	45,087	100.0%	49,159	100.0%
* Includes students who are taking one or more courses at our institutions, but have not declared that they are pursuing a specific degree.
We define period-end enrollment as the number of active students on the last day of the financial reporting period. A student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided notice of withdrawal, or for new students who have completed their third week of attendance, and posted attendance in the fourth week.
As of December 31, 2017, approximately 70% of our institutions' online students were female, 56% identified themselves as minorities and the average age of online students was 35. Our institutions have online students throughout the United States and students in 23 different countries.
Graduation
As of December 31, 2017, more than 112,000 students have graduated from our combined institutions. The total number of credits required to obtain a degree for online programs varies based on the type of degree: an associate's degree requires a minimum of 64 credits; a bachelor's degree requires a minimum of 120 credits; a master's degree typically requires a minimum of 30 credits; and a doctoral degree at University of the Rockies requires a minimum of 62 credits.
Many students have previously completed some postsecondary education and have credits they would like to transfer to a new degree program. We believe students should receive credit for their prior work and our institutions work closely with their accrediting agencies to obtain the right to accept transfer credits.
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
The price of our institutions' courses varies based upon the number of credits per course (with most courses representing three credits), the degree level of the program and the discipline. Ashford University implemented a tuition increase of approximately 5%, for courses beginning on or after February 6, 2018. This increase does not impact military students receiving governmental benefits and students under the Full Tuition Grant program. There were no such tuition increases for students at University of the Rockies. Refer to the respective academic catalog of each institution for the relative price per credit for undergraduate and graduate courses.
Revenue realized from tuition is reduced by the amount of scholarships awarded to students. For the years ended December 31, 2017, 2016 and 2015, we recorded $100.3 million, $96.4 million, and $102.2 million, respectively, for institutional scholarships awarded to students at our institutions.

Student Financing
Students finance their education at our institutions through a combination of the financing options described below.
Title IV programs
If a student attends any institution certified as Title IV eligible by the U.S. Department of Education (the “Department”) and meets applicable student eligibility standards, that student may receive grants, loans, or both grants and loans to help fund their education under programs authorized by Title IV of the Higher Education Act (“Title IV”). An institution participating in federal student financial aid programs authorized by Title IV (“Title IV programs”) must ensure that all program funds are accounted for and disbursed properly. To continue receiving program funds, students must demonstrate satisfactory academic progress toward the completion of their program of study.
During the fiscal year ended December 31, 2017, Ashford University derived 80.8%, and University of the Rockies derived 86.1% of their respective cash revenues from Title IV program funds.
Federal Direct Loans
The William D. Ford Federal Direct Loan Program (the “Direct Loan Program”) consists of two types of loans: Stafford loans, which are either subsidized or unsubsidized, and PLUS loans, which are made available to graduate and professional students, as well as parents of dependent undergraduate students. For a Direct Subsidized Loan, the federal government pays the interest on the loan while the student is in school and during grace periods and any approved periods of deferment, until the student's obligation to repay the loan begins. Direct Unsubsidized Loans are not based on financial need and are available to students who do not qualify for a Direct Subsidized Loan, or in some cases, in addition to a Direct Subsidized Loan. Loan funds are paid to our institutions, which in turn credit the student's account for tuition and fees and disburse any requested amounts in excess of tuition and fees to the student.
Under the Bipartisan Student Loan Certainty Act of 2013, interest rates will be established each year for Direct Subsidized Loans, Direct Unsubsidized Loans, and PLUS loans for which the first disbursement is on or after July 1 of that year through the following June 30. The interest rate, once established, will be fixed and apply for the life of the loan. With respect to loans for which the first disbursement was on or after July 1, 2017 but before July 1, 2018, the interest rates are (i) 4.45% for Direct Subsidized Loans and Direct Unsubsidized Loans for undergraduate students, (ii) 6.0% for Direct Unsubsidized Loans for graduate/professional students and (iii) 7.0% for PLUS loans.
Federal Pell Grant Program
Under the Federal Pell Grant Program, the Department makes grants to undergraduate students who demonstrate financial need. Under the August 2008 reauthorization of the Higher Education Act, students were able to receive Pell Grant funds for attendance on a year-round basis, and could potentially receive more in a given year than the traditionally defined maximum annual amount. However, the U.S. Department of Defense and Full-Year Continuing Appropriations Act of 2011 permanently repealed the Pell Grant provision that provided an otherwise eligible student with more than one Pell Grant in an award year, effective with the 2011-2012 award year. Beginning with the 2012-2013 award year, a student's eligibility to receive a Pell Grant was reduced from 18 semesters (or its equivalent) to 12 semesters (or its equivalent). The funding for Labor, Health and Human Services, and Education appropriations is part of the Consolidated Appropriations Act, 2014, which was signed into law by President Obama in January 2014 and is subject to change annually. The maximum funding amount for Pell Grant award year 2017-2018 increased to $5,920.
Non-Title IV funding sources
Other funding sources consist primarily of payments made in cash by individuals, private loans from third parties, reimbursement from corporate affiliates and government tuition assistance programs for military personnel, including veterans. During the fiscal year ended December 31, 2017, Ashford University derived 19.2%, and University of the Rockies derived 13.9% of their respective cash revenues from these other funding sources.
Financial aid processing
Our institutions have dedicated staff that provide call center and transactional processing services for the online financial aid student populations at our institutions, including services related to disbursement eligibility review and Title IV fund returns. We believe our centralized process helps improve student financing outcomes and enhances efforts to comply with Title IV rules and regulations.

Curricula and Scheduling
Our institutions are committed to providing their students with a rigorous and rewarding academic experience that gives them the knowledge and experience necessary to be contributors, educators and leaders in their chosen professions. Our institutions seek to maintain a high level of quality in curriculum, faculty and student support services, all of which contribute to the overall student experience. Our curricula are reviewed periodically to ensure that content is refined and updated as necessary. Our institutions provide extensive student support services, including academic, administrative and technology support, to help maximize the success of their students. Additionally, our institutions monitor the success of their educational delivery processes through periodic faculty and student assessments. Our institutions believe their commitment to quality is evident in the satisfaction and demonstrated proficiency of their students, which is measured at the completion of every course.
As of December 31, 2017, our institutions offered approximately 1,200 courses and approximately 80 degree programs. The degree programs are offered through Ashford University's four various colleges, the Forbes School of Business and Technology, the College of Education, the College of Health, Human Services and Science and the College of Liberal Arts, as well as through University of the Rockies.
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
Program Development
Our institutions design their academic offerings to meet the needs of a broad cross-section of prospective students. In addition to adding programs in high-demand disciplines, our institutions enhance their programs through the addition of specializations. Specialization areas are comprised of a select number of courses within an existing program that supplement that program's required courses. Specializations are used to create an offering that is tailored to the specific objectives of a student population and, therefore, is more attractive to potential students interested in a particular program. We believe the addition of specializations represents a cost-effective way to both expand our market and further enhance the differentiation of our institutions' programs in that market. Our institutions are expanding their portfolio of master's and doctoral degree programs, consistent with our commitment to a quality academic offering, and to pursue increased graduate student enrollments because we believe graduate students represent an attractive segment of the market.
Our institutions seek to offer programs in disciplines in which we believe there is strong demand for education and significant opportunity for employment. Our institutions' current program portfolio includes offerings at the associate's, bachelor's, master's and doctoral levels in the disciplines of business, education, psychology, social sciences and health sciences. Our institutions follow a defined process for identifying new degree program opportunities that incorporates student, faculty and market feedback, as well as macro trends in the relevant disciplines, in order to evaluate the expected level of demand for a new program prior to developing the content and marketing it to potential students.
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
For our institutions' online student population, we align ourselves with working adults, many of whom have already completed some postsecondary courses and are seeking an accessible, affordable education from a quality institution. The admissions policies that require a minimum age for online students at Ashford University are focused on attracting students with a greater commitment to completing their degrees.
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
Recruiting and Admissions
Our institutions employ teams who facilitate all aspects of enrollment and integration of a prospective student into a program of study. These teams consist of enrollment service advisors, financial services advisors and academic advisors. This structure promotes internal accountability among employees involved in identifying, recruiting, enrolling and retaining new students.
Prospective student leads are managed through a customer relations management (“CRM”) system, which directs a lead for a prospective student to a recruiting team and assigns an enrollment service advisor within that team to serve as the primary liaison for that prospective student. Once contact with a prospective student is established, the enrollment service advisor, along with the academic and financial services advisors, begins an assessment process to determine if our institutions' program offerings match the student's needs and objectives. Additionally, enrollment service advisors communicate other criteria, including expected duration and cost of the program, to the prospective student.
The enrollment service advisors go through a comprehensive training program that addresses our institutions' academic offerings, financial aid options and the regulatory environment in which we operate, including the restrictions imposed by regulations on the admissions process. We place significant emphasis on regulatory requirements and demand an environment of strict compliance.
Our institutions have a presence in both military and corporate channels. Our military education outreach teams work with representatives of military education services offices, as well as with the military students we serve to demonstrate the quality, impact and value that our institutions' programs can provide to individuals in the organizations. We believe our institutions' educational offerings are attractive to potential students in the military. Military students may frequently change locations or seek to complete a program intermittently over the course of several years. In the corporate channel, we have the Education Partnerships program. These corporate partnership programs provide companies with the opportunity to allow their employees to pursue and complete a college degree without incurring any student debt. We believe employers value our institutions' affordability, which allows employer tuition reimbursements to be used more efficiently.
The admissions process is designed to offer access to prospective students who seek the benefits of a postsecondary education. Ashford University undergraduate students may qualify in various ways, including by having a high school diploma or a General Educational Development equivalent. Graduate level students at Ashford University and University of the Rockies are required to have an undergraduate degree from an accredited college and may be required to have a minimum grade point average or meet other criteria to qualify for admission to certain programs.
Retention
Once a student enrolls in an online program, the institution provides consistent, ongoing support to assist the student in acclimating to the online environment and to address challenges that arise in order to increase the likelihood that the student will persist through graduation.
Providing a superior learning experience to every student is a key component in retaining students at our institutions. We believe that our team-based approach to recruitment and the robust student services we provide enhance retention because of each student's interaction with his or her team and the accountability inherent in the team structure. We also incorporate a systematic approach to contacting students at key milestones during their experience at our institutions, providing encouragement and highlighting their progress. There are frequent personal interactions between academic advisors and students, which we view as a key component to our retention strategy. Ashford University has a retention committee that monitors performance metrics and other key data to analyze student retention rates, as well as the causes of and potential risks for student drops. In addition, our dispute resolution department serves as a neutral third party for students to raise any concerns or complaints. Such concerns and complaints are then elevated to the appropriate department.
Ashford University has various programs focused on academic quality and student success that we believe help students succeed in their courses, help retain higher quality students and ultimately increase student retention. Ashford University has a free two-week orientation course that is mandatory for all incoming students who have not earned any previous college credits. The orientation is designed to provide students with a complete overview of the online classroom experience, prepare them for success in their courses and help them self-evaluate their readiness to succeed in an online college setting. The experience provides a realistic, up-front overview of expectations so that students are aware of what is expected of them as they prepare for their studies. Students also gain an understanding of how to access and navigate within the online classroom so they can feel confident when they move to their first course in their respective programs. For students taking the orientation course, successful completion of the orientation is required before they can begin their first class.
Ashford University also offers the “Ashford Promise,” which allows a student to experience the first three weeks of his or her first class before incurring any financial obligation. After the first three weeks, students who do not demonstrate satisfactory academic progress, or those who simply opt out, will not be admitted as students. These individuals will not be responsible for any tuition or fees, and therefore will not incur any debt. We believe the Ashford Promise initiative helps increase student retention while reducing the financial risk to the student.
Technology
We have created a scalable technology system that we believe is secure, reliable and redundant, and permits our institutions' courses and support services to be offered online.
Online course delivery and management
During 2017, we transitioned learning management systems away from Pearson eCollege, and now currently use the Canvas learning management system provided by Instructure, Inc. (“Instructure”), a third-party software and services provider. Canvas is a software-as-a-service (“SaaS”) platform that enables us to develop and deliver the latest in engaging online learning experiences. As a native cloud platform, Canvas software and data are hosted by Amazon Web Services, providing for a fast, secure and readily scalable experience for our institutions’ students and faculty. Additionally, students and faculty will have greater flexibility to learn and teach from anywhere, anytime and on any iOS or Android device.
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

Innovation and new technologies
Central to our ideal of enabling learning anytime, anywhere, is the commitment to providing learning platforms and resources that make accessible learning a reality. These innovations include Constellation, our proprietary learning platform, Waypoint Outcomes, our proprietary assessment software, and our mobile application technology.
Constellation
Constellation is an innovative suite of interactive educational materials that increases the educational quality for online students at Ashford University and University of the Rockies. Constellation is our proprietary learning platform that takes the best features of traditional textbooks and combines them with the best features of the Internet to create a premium student experience. We developed Constellation as an alternative to third-party textbooks with digital course materials. Constellation gives students access to their digital course materials across platforms without sacrificing time-tested studying tools like highlighting and note taking. Constellation includes customized content geared to our institutions' courses and students, combined with a robust set of features that make course materials engaging and accessible to students of various learning styles and abilities. Constellation is cloud-based and is compatible across operating systems, browsers and mobile technologies, including web-enabled smartphones and tablet devices. We have developed Constellation-enabled courses primarily in core classes to attempt to reach as many students as possible. We plan to expand the features of Constellation in future releases.
The Constellation team includes editors with extensive experience at leading textbook publishing firms. Highly qualified subject matter experts are recruited to author content that addresses course and institutional outcomes. Constellation digital texts are organized around our institutions' accelerated courses.
Waypoint Outcomes
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
Employees
As of December 31, 2017, our institutions had approximately 200 full-time faculty roles, including programs chairs, as well as approximately 3,200 active adjunct faculty. Adjunct faculty members are part-time employees engaged on a course-by-course basis and are compensated based upon a fixed amount per course, which varies among faculty members based on each individual's experience and background. In addition to teaching assignments, adjunct faculty members may also be asked to serve on student committees, such as comprehensive examination and dissertation committees, or assist with course development.
As of December 31, 2017, the Company and institutions also employed approximately 2,200 combined non-faculty staff in the areas of university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us.
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
Accreditation
Prior to being institutionally accredited by WSCUC in July 2013, Ashford University had been accredited by HLC since 1950. University of the Rockies has been institutionally accredited since 2003 by HLC. WSCUC and HLC are two of seven regional accrediting agencies that accredit colleges and universities in the United States. Most traditional, public and private non-profit, degree-granting colleges and universities are accredited by one of these seven agencies.
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
Evaluations and renewals of accreditation
In 2003, University of the Rockies was granted its initial accreditation from HLC for a period of five years. Its accreditation was then renewed by HLC in 2008 for a period of seven years. In September and October of 2014, HLC conducted a previously scheduled comprehensive evaluation visit at University of the Rockies in order for the university to seek reaffirmation of its accreditation by HLC. In February 2015, University of the Rockies received continuation of its accreditation by HLC for a period of ten years, with the next Reaffirmation of Accreditation in 2024-25.
In July 2013, WSCUC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. As part of a continuing monitoring process, Ashford hosted a visiting team from WSCUC in a special visit in April 2015. In July 2015, Ashford received an Action Letter from WSCUC outlining the findings arising out of its team's special visit. The Action Letter stated that the WSCUC visiting team found substantial evidence that Ashford continues to make sustained progress in all six areas recommended by WSCUC in 2013. As part of its institutional review process, WSCUC will conduct a comprehensive review of Ashford, scheduled to commence with an off-site review in spring 2018, followed by an on-site review in fall 2018.

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
Authorization by Congress of Title IV Programs
Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program through the budget and appropriations process. In 2008, the Higher Education Act was reauthorized through September 2014 and on December 13, 2017, the House of Representatives’ Committee on Education and the Workforce passed H.R. 4508, the Promoting Real Opportunity, Success, and Prosperity through Education Reform Act (“PROSPER Act”). No date has been set for consideration by the full House on the legislation, nor has a companion Higher Education Act reauthorization bill been introduced in the U.S. Senate. The Higher Education Act's programs will continue year-to-year without explicit reauthorization as long as Congress appropriates funds for the programs. Congress may propose and pass revisions to the Higher Education Act between reauthorizations by using other legislative vehicles such as budget bills and appropriations bills, which could impact funding for student financial aid programs.
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
An institution must periodically seek recertification from the Department to continue to participate in Title IV programs and may, in certain circumstances, be subject to review by the Department prior to seeking recertification. The University of the Rockies is certified until March 21, 2019 and is required to submit its reapplication for continued certification by December 31, 2018. On October 20, 2017, Ashford University received an updated Program Participation Agreement from the Department. Based on the updated Program Participation Agreement, Ashford University is provisionally certified to participate in Federal Student Financial Aid Programs until December 31, 2018. Ashford University was previously eligible to participate on a month-to-month basis while its reapplication for certification was pending with the Department. As a result of the updated Program Participation Agreement, Ashford University’s previously pending educational programs have been approved and Ashford University is required to submit its reapplication for continued certification by September 30, 2018. During the time when an institution is provisionally certified, it may be subject to adverse action with fewer due process rights than those afforded to other institutions, and it must apply for and receive approval from the Department for any substantial change including but not limited to the establishment of an additional location, an increase in the level of academic offerings, or the addition of certain programs.

The 90/10 rule
Under the Higher Education Act, a proprietary institution loses eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues from Title IV program funds for two consecutive fiscal years, as calculated in accordance with Department regulations. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single fiscal year is placed on provisional certification and may be subject to other enforcement measures. In September 2016, the Department issued new audit standards, for financial statement audits of proprietary institutions for fiscal years ending June 30, 2017 or later, which include a requirement that institutions must determine Title IV and non-Title IV revenue on a student by student basis. On the basis of this calculation, during the fiscal year ended December 31, 2017, Ashford University derived 80.8%, and University of the Rockies derived 86.1%, of their respective cash revenues from Title IV program funds. As previously reported, for fiscal years ended December 31, 2016 and 2015, Ashford University derived 81.2% and 80.9%, respectively, and University of the Rockies derived 86.5% and 86.6%, respectively, of their respective cash revenues from Title IV program funds.
Revenue derived from government tuition assistance for military personnel, including veterans, is not considered federal student aid for purposes of calculations under the 90/10 rule, and accordingly helps our institutions satisfy the 90/10 rule. As of December 31, 2017, approximately 25.8% of our institutions' students were affiliated with the military, some of whom are eligible to receive government tuition assistance that may be used to pursue postsecondary degrees. For the year ended December 31, 2017, this represented approximately 15% of revenues as calculated in accordance with generally accepted accounting principles in the United States (“GAAP”).
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
For the fiscal year ended December 31, 2016, the consolidated composite score calculated was 2.0, satisfying the composite score requirement of the Department's financial responsibility test. For the year ended December 31, 2017, we expect the consolidated composite score to be 2.5. However, the consolidated calculation is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2017. Additionally, for the year ended December 31, 2017, the composite score at each of our institutions is higher than the consolidated score.
Substantial misrepresentation
The Higher Education Act prohibits an institution participating in Title IV programs from engaging in substantial misrepresentation regarding the nature of its educational programs, its financial charges or the employability of its graduates. Under the Department's rules, a “misrepresentation” is any false, erroneous or misleading statement an institution, one of its representatives or any ineligible institution, organization or person with whom the institution has an agreement to provide educational programs or marketing, advertising, recruiting or admissions services makes directly or indirectly to a student, prospective student or any member of the public, or to an accrediting agency, a state agency or the Department. The

Department's rules define a “substantial misrepresentation” as any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person's detriment. For-profit educational institutions are also subject to the general deceptive practices jurisdiction of the Federal Trade Commission (“FTC”) and the Consumer Financial Protection Bureau (“CFPB”).
On December 10, 2015, Ashford University received a request for information from the Multi-Regional and Foreign School Participation Division of the Department’s Office of Federal Student Aid (“FSA”) for (i) advertising and marketing materials provided to prospective students regarding the transferability of certain credit, (ii) documents produced in response to the CFPB's August 10, 2015 Civil Investigative Demand related to the CFPB's investigation to determine whether for-profit postsecondary education companies or other unnamed persons have engaged in or are engaging in unlawful acts or practices related to the advertising, marketing or origination of private student loans, (iii) certain documents produced in response to subpoenas and interrogatories issued by the Attorney General of the State of California and (iv) records created between 2009 and 2012 related to the disbursement of certain Title IV funds. The FSA is reviewing representations made by Ashford University to potential and enrolled students, and has asked us and Ashford to assist in its assessment of Ashford's compliance with the prohibition on substantial misrepresentations. We, together with Ashford, intend to provide the FSA with our full cooperation with a view toward demonstrating the compliant nature of our practices.
The Department is currently conducting a program review to assess Ashford University's administration of the Title IV programs in which it participates. For additional information regarding the program review, see “— Compliance reviews, audits and reports — Department of Education Open Program Review of Ashford University” below.
Return of Title IV funds for students who withdraw
If a student who has received Title IV funds withdraws, the institution must determine the amount of Title IV program funds the student has earned pursuant to applicable regulations. If the student withdraws during the first 60% of any payment period (which, for our undergraduate online students, is typically a 20-week term consisting of four five-week courses), the amount of Title IV funds that the student has earned is equal to a pro rata portion of the funds the student received or for which the student would otherwise be eligible for the payment period. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV funds received. If the student has not earned all of the Title IV funds disbursed, the institution must return the unearned funds to the appropriate lender or the Department in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If an institution's annual financial aid compliance audit in either of its two most recently completed fiscal years determines that 5% or more of such returns were not timely made, the institution may be required to submit a letter of credit in favor of the Department equal to 25% of the amount of unearned Title IV funds the institution was required to return for its most recently completed fiscal year. For the fiscal year ended December 31, 2017, our institutions did not exceed the 5% threshold for late refunds sampled.
Gainful employment
In October 2014, the Department published gainful employment regulations impacting programs required to prepare graduates for gainful employment in a recognized occupation. Almost all academic programs offered by Title IV-participating private sector institutions of higher education must prepare students for gainful employment in a recognized occupation. The gainful employment regulations became effective July 1, 2015, with certain institutional disclosure requirements which became effective early 2017. The gainful employment regulations have a framework with three components:

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
On October 20, 2016, we received draft debt-to-earnings rates and certain underlying data from the Department for the first gainful employment measurement year. On January 8, 2017, we received our institutions’ final debt-to-earnings rates for the first gainful employment measurement year. Based on the final rates, none of our programs were determined to fail. Two of our current programs, including the Associate of Arts in Early Childhood Education and the Bachelor of Arts in Early Childhood Education/Administration, were determined to be in the zone. At December 31, 2017, approximately 3% of our institutions' students were enrolled in the Associate of Arts in Early Childhood Education and approximately 8% of our institutions' students were enrolled in the Bachelor of Arts in Early Childhood Education/Administration. During the year ended December 31, 2017, we derived revenue of approximately $15.3 million from the Associate of Arts in Early Childhood Education and approximately $44.2 million from the Bachelor of Arts in Early Childhood Education/Administration.
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
We continue to review the information provided by the Department to understand the potential impact of the gainful employment regulations on our programs. We will also continue to evaluate options related to new programs or adjustments to current programs that could help mitigate the potential adverse consequences of the regulations. We will also continue to monitor changes to the existing regulations that may arise as a result of negotiated rulemaking.
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
On June 14, 2017, the Department announced a postponement of the defense to repayment regulations and its intention to resubmit the regulations through the negotiated rulemaking process. The Department announced an additional postponement on October 24, 2017. On February 14, 2018, the Department announced they are postponing the effective date of this rule until July 1, 2019 so they can complete the negotiated rulemaking process and develop the new regulations. While rulemaking occurs, the Department will continue to process claims under the current borrower defense rules. We will continue to monitor changes to the existing regulations that may arise as a result of negotiated rulemaking.
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
Compliance reviews, audits and reports
Our institutions are subject to reviews in connection with periodic renewals of certification to participate in Title IV programs, as well as announced and unannounced compliance reviews and audits by various external agencies, including the Department and the Office of Inspector General (“OIG”). The Department periodically reviews institutions participating in Title IV programs for compliance with applicable laws and regulations. The OIG is responsible for promoting the efficiency, effectiveness and integrity of the Department's programs and operations, including through the performance of general audits of institutions' administration of federal funds and investigations of fraud, abuse or other wrongdoing by institutions.
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
On December 9, 2016, the Department informed Ashford that it intended to continue the program review on-site at Ashford. The on-site program review commenced on January 23, 2017 and initially covers the 2015-2016 and 2016-2017 award years, but may be expanded if appropriate. To date, we have not received a draft report or any notice of deficiencies from the Department.
GI Bill Benefits
On May 20, 2016, the Company received a letter from the Iowa Department of Education (the “Iowa DOE”) indicating that, as a result of the planned closure of Ashford University’s residential campus in Clinton, Iowa, the Iowa State Approving Agency (the “ISAA”) would no longer continue to approve Ashford’s programs for GI Bill benefits after June 30, 2016, and recommending Ashford seek approval through the State Approving Agency of jurisdiction for any location that meets the definition of a “main campus” or “branch campus.” Ashford University began the process of applying for approval through the State Approving Agency in California (“CSAAVE”), and the Company subsequently disclosed that on June 20, 2016 it received a second letter from the Iowa DOE indicating that the Iowa DOE had issued a stay of the ISAA’s withdrawal of approval of Ashford’s programs for GI Bill benefits effective immediately until the earlier of (i) 90 days from June 20, 2016 or (ii) the date on which CSAAVE completed its review and issued a decision regarding the approval of Ashford in California. Ashford received communication from CSAAVE indicating that additional information and documentation would be required before Ashford’s application could be considered for CSAAVE approval. Ashford subsequently withdrew the CSAAVE application and continued working with the U.S. Department of Veterans Affairs (“VA”), the Iowa DOE and the ISAA to obtain continued

approval of Ashford’s programs for GI Bill benefits and to prevent any disruption of educational benefits to Ashford’s veteran students.
On September 15, 2016, in response to a Petition for Declaratory and Injunctive Relief (the “Petition”) filed by Ashford University, the Iowa District Court for Polk County entered a written order (the “Order”) staying the Iowa DOE’s announced intention to withdraw the approval of Ashford as a GI Bill eligible institution until the entry of a final and appealable order and judgment in the action. On June 23, 2017, the Iowa District Court held a hearing on Ashford’s Petition and on July 17, 2017, the Court ruled in favor of the Iowa DOE and denied the petition. Ashford filed a motion for reconsideration of this ruling, which was denied on August 17, 2017. On August 23, 2017, Ashford filed a Petition to Vacate or Modify the Iowa District Court’s July 17, 2017 ruling, based on material evidence, newly discovered, which could not with reasonable diligence have been previously discovered by Ashford (the “Petition to Vacate”). The Petition to Vacate is pending. On September 18, 2017, Ashford posted an appeal bond, which stays this matter pending resolution of Ashford’s appeal, and as a result, Ashford’s approval was not withdrawn, and Ashford’s programs remain approved for GI Bill purposes. The Assistant Attorney General handling this matter on behalf of the Iowa DOE also advised Ashford that the Iowa DOE would take no action pending the post-ruling motions and appeal. On October 12, 2017, the Iowa District Court judge that issued the July 17, 2017 ruling filed a Disclosure Statement revealing family ties to the Iowa Attorney General’s Office, and following a motion by Ashford for recusal, the judge recused herself from further proceedings concerning the Petition to Vacate on October 20, 2017. On October 24, 2017, Ashford moved to vacate the July 17, 2017 ruling and all other material orders entered by the judge, or in the alternative, for a limited remand of this matter. This motion was granted, in part, and the case was remanded back to the District Court for further consideration.
On July 6, 2017, Ashford University received approval from the Arizona State Approving Agency to provide GI Bill benefits to its students. On September 13, 2017, the VA accepted the Arizona State Approving Agency’s approval, subject to Ashford's continued compliance with the approval requirements, and the University subsequently received a facility code from the VA. However, on November 9, 2017, the VA informed Ashford University that the Arizona State Approving Agency had not provided sufficient evidence to establish that it has jurisdictional authority over Ashford’s online programs. As a result, the VA stated that it would suspend payment of educational assistance and approval of new enrollments and reenrollments for Ashford University’s online programs in 60 days unless corrective action was taken.
On November 17, 2017, Ashford filed a petition in Federal Court challenging the VA’s rejection of the Arizona State Approving Agency’s approval of Ashford. In response to that petition, the VA agreed to stay the actions with respect to suspension and reenrollment it had announced on November 9, 2017 through the entry of judgment in the Federal Circuit case, on the condition that Ashford request and submit an application for approval to CSAAVE on or before January 8, 2018. Ashford University submitted an application to CSAAVE for approval on January 5, 2018. The VA has made assurances to Ashford’s veteran students that as long as Ashford pursues this application in good faith, it will continue to pay benefits, even as Ashford and the VA remain in discussions over Ashford’s current approval in Arizona. For additional information, see “Part II, Item 9B - Other information.”
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
On October 20, 2017, Ashford University received an updated Program Participation Agreement from the Department. Based on the updated Program Participation Agreement, Ashford University is provisionally certified to participate in Federal Student Financial Aid Programs until December 31, 2018. Ashford University was previously eligible to participate on a month-to-month basis while its reapplication for certification was pending with the Department. As a result of the updated Program Participation Agreement, Ashford University’s previously pending educational programs have been approved and Ashford University is required to submit its reapplication for continued certification by September 30, 2018. During the time when an institution is provisionally certified, it must apply for and receive approval from the Department for any substantial change, including but not limited to the establishment of an additional location, an increase in the level of academic offerings or the addition of certain programs.

Change in ownership resulting in a change of control
The Department and most state and accrediting agencies require institutions of higher education to report or obtain approval of certain changes of control and changes in other aspects of institutional organization or operations. Transactions or events that constitute a change of control may include significant acquisitions or dispositions of an institution's common stock and significant changes in the composition of an institution's governing board. The types of thresholds for such reporting and approval vary among the states and among accrediting agencies. The Department regulations provide that a change of control occurs for a publicly traded corporation if either (i) a person acquires such ownership and control of the corporation so that the corporation is required to file a Current Report on Form 8-K with the SEC disclosing a change of control or (ii) the corporation's largest stockholder who owns at least 25% of the total outstanding voting stock of the corporation, ceases to own at least 25% of such stock or ceases to be the largest stockholder owning at least 25% of the total stock. A significant purchase or disposition of our voting stock, could be determined by the Department to be a change of control under this standard. In such event, the regulatory procedures applicable to a change in ownership and control would have to be followed in connection with the transaction. Similarly, if such a disposition were deemed a change of control by the applicable accreditor or state educational licensing agency, any required regulatory notifications and approvals would have to be made or obtained.
On January 22, 2018, HLC notified the University of the Rockies that the sale by Warburg Pincus of all of its remaining shares in the Company constituted a change of control under HLC policy.  As a result, the University of the Rockies must undergo a change of control review, which involves the submission of an application, a subsequent fact finding visit, and review by a peer review team and HLC staff.  The University of the Rockies application is currently due on or before March 2, 2018.
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
California, Arizona, Iowa and Colorado
The Higher Education Act requires Ashford University and University of the Rockies to be legally authorized in the states in which they are physically located in order to participate in Title IV programs, and Department regulations impose Title IV program requirements for an institution to be considered legally authorized by a state.
Ashford University has designated its San Diego, California facilities as its main campus for Title IV purposes and has been approved by the BPPE to operate in California until July 15, 2018. For additional information, see “Regulation — Licensure by California BPPE” above. Ashford University also has physical locations in Arizona and Iowa. Ashford is registered as a postsecondary school in the State of Iowa by the Iowa College Student Aid Commission (“ICSAC”). Ashford University timely submitted to ICSAC an application to renew registration on November 15, 2017. Ashford University remains authorized in the state of Iowa by ICSAC while the renewal application is pending review and approval. To maintain its Iowa registration, Ashford must comply with applicable requirements under Iowa statutes and rules. Ashford University submitted an Original Application for a Regular Degree-Granting License to the Arizona State Board for Private Postsecondary Education (“State Board”) on June 9, 2017. On June 22, 2017, the Arizona State Board issued Ashford a license to operate an Online Administrative and Student Services Center, valid until June 30, 2018.
University of the Rockies is located in the State of Colorado and is authorized to operate by the Colorado Commission on Higher Education. To maintain its Colorado authorization, the university must comply with applicable requirements under Colorado statutes and rules.
Additional state regulation
Most state education agencies impose regulatory requirements on educational institutions operating within their boundaries. Several states have sought to assert jurisdiction over out-of-state educational institutions offering online programs that have no physical location or other presence in the state but have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. In addition to California, Arizona, Iowa and Colorado, we have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the applicable state education agency, and we have obtained state education agency approvals in certain states as determined necessary in connection with our marketing and recruiting activities. We review state licensure requirements on a regular basis to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization. Because we enroll students throughout the United States, we may have to seek licensure or authorization in additional states in the future.
The Iran Threat Reduction and Syria Human Rights Act of 2012
During 2017, Santander Asset Management Investment Holdings Limited (“SAMIH”) engaged in certain activities that are subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. These activities are disclosed in Exhibit 99.1 to this annual report. During the fourth quarter ended December 31, 2017, affiliates of Warburg Pincus, LLC (i) beneficially owned more than 10% of our common stock and (ii) beneficially own more than 10% of the equity interests of and have the right to designate members of the board of directors of SAMIH. We will be required to separately file with the SEC, concurrently with this annual report, a notice that such activities have been disclosed in this annual report, which notice must also contain the information required by Section 13(r) of the Exchange Act.

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
To participate in Title IV programs, an institution must be (i) legally authorized to operate in the state in which it is physically located, (ii) accredited by an accrediting agency recognized by the Department as a reliable indicator of educational quality and (iii) certified as an eligible institution by the Department. As a result, we are subject to extensive regulation by the Department, WSCUC and HLC (our institutions' accrediting agencies), and state education agencies. These regulatory requirements cover many aspects of our operations. They also restrict our ability to acquire or open new schools, add new educational programs, expand existing educational programs, change our corporate structure or ownership, and make other substantive changes to our business. Given that the Department, WSCUC, HLC and state education agencies periodically revise their requirements and modify their interpretations of existing requirements, we cannot reliably predict how these regulatory requirements will be applied or whether we will be able to comply with all of the requirements. If one of our institutions fails to comply with these regulatory requirements, the Department could impose sanctions on that institution, including monetary liabilities or penalties, operational restrictions, or loss of eligibility to participate in Title IV programs from which we derive most of our revenue. For additional information, see “Regulation — Department Regulation of Title IV Programs — Potential sanctions for noncompliance with Title IV regulations” in Item 1, “Business.” If our institutions were to lose eligibility to participate in Title IV programs or were to have such participation substantially curtailed, enrollments and our revenues, financial condition, cash flows and results of operations would be materially and adversely affected.
Our institutions must periodically seek recertification to participate in Title IV programs and may, in certain circumstances, be subject to review or other action by the Department in connection with such recertification.
An institution must periodically seek recertification from the Department to continue to participate in Title IV programs and may, in certain circumstances, be subject to review or other action by the Department in connection with such recertification. The University of the Rockies is certified until March 21, 2019 and is required to submit its reapplication for continued certification by December 31, 2018. Ashford University is provisionally certified by the Department until December 31, 2018 and is required to submit its reapplication for continued certification by September 30, 2018. The Department may review an institution's continued certification to participate in Title IV programs in the event of a change of control, and may take emergency action to suspend an institution's certification without advance notice if it determines the institution is violating Title IV requirements and immediate action is necessary to prevent misuse of Title IV funds. If the Department revokes or does not renew our institutions' certifications to participate in Title IV programs, our institutions' students would no longer be able to receive Title IV funds, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Ashford University is provisionally certified by the Department, which may make it more vulnerable to unfavorable Department action and place additional regulatory burdens on its operations.
Ashford University is currently provisionally certified by the Department until December 31, 2018 and is required to submit its reapplication for continued certification by September 30, 2018. The Department typically places an institution on provisional certification following a change in ownership resulting in a change of control, and may provisionally certify an institution for other reasons including, but not limited to, failure to comply with certain standards of administrative capability or financial responsibility. During the time when an institution is provisionally certified, it may be subject to adverse action with fewer due process rights than those afforded to other institutions. For example, Ashford's provisional status could subject it to additional sanctions if the Department were to find that Ashford engaged in substantial misrepresentation, including the revocation of its program participation agreement or the imposition of limitations on its participation in Title IV programs. In addition, an institution that is provisionally certified must apply for and receive approval from the Department for any substantial change including, but not limited to, the establishment of an additional location, an increase in the level of academic offerings or the addition of certain programs. Any adverse action by the Department or increased regulatory burdens as a result of Ashford's provisional status could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
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
Our institutions could lose eligibility to participate in Title IV programs or face other sanctions if they derive more than 90% of their respective cash revenues from these programs.
Under the Higher Education Act, a proprietary institution loses eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues from Title IV program funds for two consecutive fiscal years, as calculated in accordance with Department regulations. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification and may be subject to other enforcement measures. During the fiscal year ended December 31, 2017, Ashford University derived 80.8%, and University of the Rockies derived 86.1%, of their respective cash revenues from Title IV program funds. Ashford University and University of the Rockies continue to monitor their respective 90/10 rule calculations and their compliance with the 90/10 rule.
Revenue derived from government tuition assistance for military personnel, including veterans, is not considered federal student aid for purposes of calculations under the 90/10 rule, and accordingly helps our institutions satisfy the 90/10 rule. If there were a reduction in funding of government tuition assistance for military personnel, including veterans, or if our revenue derived from such funding were otherwise to decrease, it could be significantly more difficult for our institutions to satisfy the 90/10 rule. For additional information, see Note 18, “Regulatory” to our annual consolidated financial statements included elsewhere in this report.
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
To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the Department. For additional information, see “Regulation — Department Regulation of Title IV Programs — Financial responsibility” in Item 1, “Business.” One measure of financial responsibility is an institution's composite score, a number between negative 1.0 and positive 3.0. An institution's composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department oversight. We expect the consolidated composite score to be 2.5 for the year ended December 31, 2017; however, the consolidated calculation is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2017. Additionally, for the year ended December 31, 2017, the composite score at each of our institutions is higher than the consolidated score. If our institutions are found not to have satisfied the Department's financial responsibility requirements, they could be limited in their access to or lose Title IV program funding, or they may be required to post a letter of credit in favor of the Department and possibly accept other conditions to their participation in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
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
The Higher Education Act prohibits an institution participating in Title IV programs from engaging in substantial misrepresentation regarding the nature of its educational programs, its financial charges or the employability of its graduates. Given the Department's broad definition of “substantial misrepresentation,” it is possible that despite our training efforts and compliance programs, our institutions' employees or service providers may make statements that could be construed as substantial misrepresentations. In addition to the Department's prohibition on substantial misrepresentation, for-profit educational institutions are subject to the general deceptive practices jurisdiction of the FTC and the CFPB. The FSA is currently investigating representations made by Ashford University to potential and enrolled students, and has asked us and Ashford to assist in its assessment of Ashford's compliance with the prohibition on substantial misrepresentations. We, together with Ashford, intend to provide the FSA with our full cooperation with a view toward demonstrating the compliant nature of our practices. In addition, the Department is currently conducting an off-site program review to assess Ashford's administration of the Title IV programs in which it participates. For additional information, see “Regulation — Compliance reviews, audits and reports — Department of Education Open Program Review of Ashford University” in Item 1, “Business.”
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
An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion, and must return those unearned funds in a timely manner, generally within 45 days of the date the institution determines that the student has withdrawn. For additional information, see “Regulation — Department Regulation of Title IV Programs — Return of Title IV funds for students who withdraw” in Item 1, “Business.” Failure to make timely returns of Title IV program funds for 5% or more of students sampled in the institution's annual financial aid compliance audit in either of its two most recently completed fiscal years can result in an institution having to post a letter of credit equal to 25% of the amount of unearned Title IV funds the institution was required to return for its most recently completed fiscal year. If unearned funds are not properly calculated and returned in a timely manner, an institution may also be subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV programs. For the fiscal year ended December 31, 2017, our institutions did not exceed the 5% threshold for late refunds sampled.
Our institutions may be required to modify or eliminate certain programs, or certain programs may lose Title IV eligibility, if they do not lead to gainful employment in a recognized occupation, as determined by the Department.
In October 2014, the Department published gainful employment regulations impacting programs required to prepare graduates for gainful employment in a recognized occupation. Almost all academic programs offered by Title IV-participating private sector institutions of higher education must prepare students for gainful employment in a recognized occupation. The gainful employment regulations became effective July 1, 2015, with certain institutional disclosure requirements which became effective January 1, 2017. For additional information, see “Regulation — Department Regulation of Title IV Programs — Gainful employment” in Item 1, “Business.”
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
The current defense to repayment provisions of the Direct Loan Program regulations, allow a student to assert as a defense against repayment of federal direct loans any commission of fraud or other violation of applicable state law by the school related to such loans or the educational services for which the loans were provided. The failure of our institutions to comply with state laws may result in liability to, or remedial action against, our institutions, including recoupment by the Department of discharged student loan funds under the “defense to repayment” provisions. The assertion of any claims by our institutions' students under the defense to repayment provisions and any resulting remedial action, or any recoupment by the Department of discharged student loan funds pursuant to the defense to repayment provisions, could damage our reputation in the industry and have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
The Department’s new regulations regarding borrower defense to repayment may expand the circumstances in which students may assert a defense to repayment against an institution and may also provide that certain conditions or events could trigger a requirement that an institution post a letter of credit or other security that could result in the imposition of significant restrictions on us and our ability to operate.
The current standard for determining whether a borrower has a defense to repayment of a student loan allows borrowers to assert a defense to repayment if a cause of action would have arisen under applicable state law. On June 14, 2017, the Department announced a postponement of proposed changes to defense to repayment regulations and its intention to resubmit the regulations through the negotiated rulemaking process. The Department announced an additional postponement on October 24, 2017. On February 14, 2018, the Department announced they are postponing the effective date of this rule until July 1, 2019 so they can complete the negotiated rulemaking process and develop the new regulations. While rulemaking occurs, the Department will continue to process claims under the current borrower defense rules.
Under any new regulations regarding borrower defense to repayment, our institutions could face claims by students based on expanded circumstances in which students may assert a defense to repayment of their student loans, and the Department may be entitled to seek recoupment of student loans discharged pursuant to the regulations. The FSA is currently investigating representations made by Ashford University to potential and enrolled students, and has asked the Company and Ashford to assist in its assessment of Ashford’s compliance with the prohibition on substantial misrepresentations. In addition, our institutions are from time to time subject to certain actions or investigations by various state, federal or accrediting agencies, and as a public company we could be subject to the additional triggering events outlined by the Department in new regulations;

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
In November 2017, Warburg Pincus decreased its ownership of our stock to 0%. As a result, we must seek approval of a change of ownership resulting in a change of control under the standards of the Department, WSCUC, HLC, and/or applicable state education agencies. For additional information, see “Regulation — Department Regulation of Title IV Programs — Change in ownership resulting in a change of control” in Item 1, “Business.” A failure by us or one of our institutions to reestablish its Department certification, accreditation or state authorization, as applicable, following a change of control could result in a suspension or loss of operating authority or the ability to participate in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Governmental proceedings or other claims and lawsuits asserting regulatory noncompliance could result in monetary liabilities or penalties, injunctions or loss of Title IV funding for students at our institutions.
Because we operate in a highly regulated industry, we and our institutions are subject to compliance reviews, claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties, including claims brought by third parties on behalf of the federal government under the federal False Claims Act. If the results of these reviews or proceedings are unfavorable to us or if we are unable to defend successfully against such lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations, loss of Title IV funding, injunctions or other penalties, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. In addition, claims and lawsuits brought against us may damage our reputation or adversely affect our stock price, even if such claims and lawsuits are eventually determined to be without merit. For additional information, see Note 20, “Commitments and Contingencies” to our annual consolidated financial statements included elsewhere in this report.
Additional regulations or regulatory scrutiny resulting from action by the Department could result in increased compliance costs, fines, sanctions or lawsuits, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
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
Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program through the budget and appropriations process. In 2008, the Higher Education Act was reauthorized through September 2014, and on December 13, 2017, the House of Representatives’ Committee on Education and the Workforce passed H.R. 4508, the Promoting Real Opportunity, Success, and Prosperity through Education Reform Act (“PROSPER Act”). No date has been set for consideration by the full House on the legislation, nor has a companion Higher Education Act reauthorization bill been introduced in the U.S. Senate. The Higher Education Act's programs will continue year-to-year without explicit reauthorization as long as Congress appropriates funds for the programs. Congress may propose and pass revisions to the Higher Education Act between reauthorizations by using other legislative vehicles such as budget bills and appropriations bills, which could impact funding for student financial aid programs.
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
We and our institutions are subject to lawsuits, investigations and claims covering a wide range of matters. We are the subject of complaints alleging violations of various laws including, but not limited to, federal securities laws (including a securities class action), the federal False Claims Act and state employment laws, as well as investigations by the SEC, the U.S. Department of Justice (the “DOJ”), and state Attorneys General. Derivative shareholder complaints have also been asserted on our behalf against certain of our current and former officers and directors alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment. These and other legal proceedings could cause us to incur significant defense costs, are disruptive to our normal business operations and could damage our reputation and adversely affect our stock price. An adverse outcome of any legal proceeding could result in monetary losses or restrictions on our business, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
For additional information regarding current material legal proceedings involving us and our institutions, including investigations by the SEC, the DOJ and state Attorneys General, see Note 20, “Commitments and Contingencies” to our annual consolidated financial statements included elsewhere in this report.
As a percentage of revenues, our bad debt expense is high relative to our competitors. If we are unable to remedy the underlying causes, our bad debt expense could increase, which could have a material adverse effect on our financial condition, cash flows and results of operations.
As a percentage of revenues, our bad debt expense is high relative to our competitors and has increased from 6.2% of revenues for the year ended December 31, 2016 to 6.7% for the year ended December 31, 2017. We believe our bad debt expense is primarily driven by operational policies, timing of financial aid processing and collection management. If we are unable to make appropriate changes, or if our changes are not as effective as anticipated, our bad debt expense could increase, which could have a material adverse effect on our financial condition, cash flows and results of operations.

If deficiencies in our internal control over financial reporting occur in the future, our consolidated financial statements may contain material misstatements, we could be required to restate our financial results, which could adversely affect our stock price and result in our inability to maintain compliance with applicable stock exchange listing requirements.
If significant deficiencies or material weaknesses in our internal control over financial reporting occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could adversely affect our stock price and result in our inability to maintain compliance with applicable stock exchange listing requirements.
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
We have a license agreement with Instructure pursuant to which we license an online Canvas learning management system and platform for students at our institutions. Our institutions currently rely on Instructure for administrative support and hosting of the applicable systems. If Instructure ceases to operate or is unwilling or unable to work with our institutions, or if our agreement with Instructure is otherwise terminated, the online learning platform for students at our institutions and related administrative support and hosting could be interrupted or become unavailable, which could have a material adverse effect on our business.
We are subject to laws and regulations as a result of our collection and use of personal information, and any violations of such laws or regulations, or any breach, theft or loss of such information, could adversely affect our business.
Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. We collect, use and retain large amounts of personal information regarding our applicants, students, faculty and staff. We also collect and maintain personal information about our employees in the ordinary course of our business. Our services can be accessed globally through the Internet. Therefore, we may be subject to the application of national privacy laws in countries outside the United States from which applicants and students access our services. Such privacy laws could impose conditions that limit the way we market and provide our services.
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

We may experience unforeseen tax consequences.
On December 22, 2017, President Donald Trump signed into law H.R.1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”). The Tax Legislation significantly revised the U.S. tax code that will affect our year ending December 31, 2018, including, but not limited to, lowering the U.S. federal corporate income tax rate from 35% to 21%; bonus depreciation that will allow for full expensing of qualified property; limitations on the deductibility of certain executive compensation and other deductions; and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 to 80% of taxable income with an indefinite carryforward period.
The enactment of the Tax Legislation resulted in a one-time re-measurement of our U.S. federal deferred tax assets and liabilities from 35% to the lower enacted corporate tax rate of 21%. The provisional remeasurement of our deferred tax balance was primarily offset by a corresponding change in the valuation allowance. We are still analyzing the impact the Tax Legislation will have on the measurement of the deferred taxes or whether new deferred taxes exist. Where we have not yet been able to make reasonable estimates of the impact of certain elements, we have not recorded any amounts related to those elements and have continued to account for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the Tax Legislation.
Changes in accounting principles and guidance could result in unfavorable accounting charges or effects.
We prepare our consolidated financial statements in accordance with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a material effect on our results and disclosures, as well as our processes and related controls. For example, during May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), for which certain elements may impact our current disclosures or our future accounting for revenue. For additional information, see Note 2, “Summary of Significant Accounting Policies - Recent Accounting Pronouncements” to our annual consolidated financial statements included elsewhere in this report.
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
Our success depends largely on the skills, efforts and motivations of our executive officers, who generally have significant experience with our company and within the education industry. Due to the nature of our business, we face significant competition in attracting and retaining personnel who possess the skill sets we seek. In addition, key personnel may leave us and may subsequently compete against us. We do not carry life insurance on our key personnel as part of our benefits. The loss of the services of any of our key personnel or our failure to attract, replace and retain other qualified and experienced personnel on acceptable terms could impair our ability to sustain and grow our business. In addition, because we operate in a highly competitive industry, our hiring of qualified executives or other personnel may cause us or such persons to be subject to lawsuits alleging misappropriation of trade secrets, improper solicitation of employees or other claims.
If we are unable to hire new employees or to continue to develop existing employees responsible for student recruitment, the effectiveness of our new enrollment efforts would be adversely affected.
We intend to (i) hire, develop and train additional employees responsible for new enrollment and (ii) retain and continue to develop and train our existing new enrollment personnel. Our ability to develop and maintain a strong new enrollment function may be affected by a number of factors, including our ability to integrate and motivate our enrollment service advisors, our ability to effectively train our enrollment service advisors, the length of time it takes new enrollment service advisors to become productive, regulatory restrictions on the method of compensating enrollment service advisors and the competition involved in hiring and retaining enrollment service advisors. If we are unable to hire new employees or retain and develop current employees responsible for new enrollment, it could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Enrollment and revenues could decrease if government tuition assistance offered to military personnel is reduced, suspended or eliminated, if scholarships which we offer to military personnel are reduced or eliminated, or if our relationships with military bases deteriorate.
As of December 31, 2017, approximately 25.8% of our institutions' students were affiliated with the military, some of whom are eligible to receive government tuition assistance that may be used to pursue postsecondary degrees. In some cases we also provide scholarships to students who are affiliated with the military. If government tuition assistance offered to military personnel is suspended or otherwise reduced or eliminated, enrollment by military personnel, including veterans, may decline, which could have a material adverse effect on our revenues, financial condition, cash flows and results of operations. Additionally, if in response to future reductions or suspensions in military tuition assistance we determine to reinstitute our Military Tuition Assistance Grant or a similar program, or if we increase our scholarships to students who are affiliated with the military, our per student revenue from military personnel would decline.
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
Enrollment at our institutions declined to 40,730 at December 31, 2017 as compared to 45,087 at December 31, 2016, and our revenues have declined in recent periods and may continue to decline in the future. In addition, if job growth in the fields related to our institutions' core disciplines is weaker than expected, fewer students may seek the types of degrees that our institutions offer. In order to return to growth in our revenues and increase enrollment at our institutions, our institutions will need to attract and retain a larger percentage of students in existing markets and expand their markets by creating new academic programs. Any further decline in enrollment at our institutions as a result of our inability to attract and retain students in existing markets or expand our markets by creating new academic programs in areas where there is market demand could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.
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
Establishing new academic programs or modifying existing programs requires investments in management, faculty and capital expenditures, additional marketing expenses and reallocation of other resources. We and our institutions may have limited experience with programs in new disciplines and may need to modify existing systems and strategies or enter into arrangements with other educational institutions to provide new programs effectively and profitably. If our institutions are unable to increase enrollment in new programs, offer new programs in a cost-effective manner or otherwise manage effectively the operations of newly established academic programs, it could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.
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
If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. At December 31, 2017, 27.2 million shares of our common stock were outstanding.
In addition, as of December 31, 2017, there were 2.9 million shares of our common stock underlying outstanding stock options and 1.4 million shares of our common stock underlying outstanding stock awards, including restricted stock units and performance stock units. All shares subject to outstanding stock options are eligible for sale in the public market to the extent permitted by the provisions of the applicable stock option agreement and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline. Under Rule 144, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144 after one year, subject to applicable restrictions, including volume and manner of sale limitations.
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

Subject to the rules of the New York Stock Exchange (the “NYSE”), our board of directors has the authority, without any action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of capital stock. At December 31, 2017, there were 300.0 million shares of common stock authorized for issuance under our certificate of incorporation, 27.2 million shares of which were outstanding. At December 31, 2017, there were 20.0 million shares of preferred stock authorized for issuance under our certificate of incorporation, no shares of which were outstanding. Issuances of common stock or voting preferred stock would reduce the influence of our current stockholders over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in the rights of our current stockholders being subject to the prior rights of holders of that preferred stock.
Our common stock has relatively low trading volume, compared to many other public companies
Our common stock trades on the NYSE. Our average daily trading volume over these various mediums is relatively low, particularly when compared to many larger public companies. This low trading volume can cause our common stock price to fluctuate significantly, and can make it difficult for investors to buy or sell our common stock quickly and efficiently, compared to companies with a larger publicly traded float and higher average daily trading volumes.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of December 31, 2017, we do not own any property. We lease property in California, Colorado, Iowa, Arizona and Washington D.C. for academic operations, corporate functions, enrollment services and student support services. Below is a table summarizing our leased properties.

Number of Buildings	Location	Total Square Footage	Lease Expiration
4	San Diego, CA	625,000	2018-2020
2	Denver, CO	182,000	2021-2023
2	Clinton, IA	36,720	2018
2	Phoenix, AZ	41,200	2018
1	Washington, D.C.	2,000	2018
Our facilities are utilized consistent with management's expectations, and we believe such facilities are suitable and adequate for current requirements and that additional space can be obtained on commercially reasonable terms to meet any future requirements.
Item 3. Legal Proceedings.
For information regarding any legal proceedings, see Note 20, “Commitments and Contingencies” to our annual consolidated financial statements included elsewhere in this report, the text of which is incorporated by reference into this Item 3 of Part I.
Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “BPI.” The following table sets forth, for each full quarterly period in 2017 and 2016, the high and low sales prices per share of our common stock as reported on the NYSE.

	High	Low
2017
First Quarter	$11.58	$8.26
Second Quarter	$15.85	$10.45
Third Quarter	$15.12	$8.44
Fourth Quarter	$10.40	$8.18
2016
First Quarter	$10.93	$6.15
Second Quarter	$10.49	$6.84
Third Quarter	$8.33	$5.38
Fourth Quarter	$10.86	$6.34
Holders of Record
As of February 15, 2018, there were 16 holders of record of our common stock. This figure does not include an indeterminate number of beneficial owners of our common stock whose shares are held of record by banks, brokers and other financial institutions.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
For information regarding stock repurchase programs, see Note 16, “Stock Repurchase Programs” to our annual consolidated financial statements included elsewhere in this report. Other than as set forth in the table and discussed in the footnote below, we repurchased no common stock during the fourth quarter of 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Be Purchased Under the Plans or Programs
October 1, 2017 through October 31, 2017	—	—	—	—
November 1, 2017 through November 30, 2017	2,100,000	$7.90	—	$20,000,000
December 1, 2017 through December 31, 2017	—	—	—	—
Total	2,100,000	$7.90	—	$20,000,000
(1) In November 2017, we repurchased 2.1 million shares of our common stock for an aggregate purchase price of $16.7 million, including fees.
On November 17, 2017, our board also authorized a share repurchase program of up to $20.0 million in aggregate value of shares of its common stock, over a period of 12 months. The timing and extent of any repurchases will depend upon market conditions, the trading price of our shares and other factors, and subject to the restrictions relating to volume, price and timing under applicable law. We may commence or suspend share repurchases at any time or from time to time.

Performance Graph
The following information shall not be deemed to be “filed” with the SEC, nor shall such information be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such a filing.
The following graph compares the cumulative total return on our common stock over the period from December 31, 2012 through December 31, 2017 to the cumulative total return over the same period of the Russell 3000 Index and a customized peer group of four postsecondary education companies that includes American Public Education, Inc., Capella Education Company, Grand Canyon Education, Inc. and Strayer Education, Inc. The graph assumes an investment of $100 was made in each of our common stock, the index, and the peer group on December 31, 2012, and assumes reinvestment of all dividends. The stock price performance reflected in the graph is not necessarily indicative of future stock price performance.

Item 6. Selected Consolidated Financial Data.
The following selected consolidated financial and other data should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our annual consolidated financial statements included elsewhere in this report. The consolidated statement of income (loss) data, consolidated balance sheet data, and consolidated other data set forth below as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 have been derived from our annual consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods. The risk factors set forth in Item 1A, “Risk Factors” also discuss material risks and uncertainties that could cause the data reflected below not to be indicative of our future financial condition or results of operations. We declared no cash dividends during the periods presented.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statement of Income (Loss) Data:	(In thousands, except per share data)
Revenue	$478,397	$527,090	$561,729	$638,705	$751,449
Operating income (loss)	7,852	(40,221)	(42,295)	14,311	68,463
Net income (loss)	10,537	(30,040)	(70,454)	9,688	45,883
Income (loss) per share:
Basic	$0.33	$(0.65)	$(1.54)	$0.21	$0.85
Diluted	0.32	(0.65)	(1.54)	0.21	0.83

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:	(In thousands)
Cash, cash equivalents, restricted cash and investments	$207,591	$381,769	$373,987	$356,545	$356,435
Total assets	287,539	463,376	506,766	558,095	570,012
Total stockholders' equity	128,458	280,706	303,650	365,881	344,538

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Other Data:	(In thousands, except enrollment data)
Cash flows provided by (used in):
Operating activities	$(4,075)	$11,083	$18,801	$14,177	$75,538
Investing activities	43,684	14,741	51,287	(32,996)	115,196
Financing activities	(166,418)	(319)	3,805	2,284	(197,227)
Period-end enrollment (1):
Online	40,672	45,007	48,729	55,081	62,668
Campus-based	58	80	430	742	956
Total	40,730	45,087	49,159	55,823	63,624

(1)
We define period-end enrollment as the number of active students on the last day of the financial reporting period. A student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided notice of withdrawal, or for new students who have completed their third week of attendance, and posted attendance in the fourth week.

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
Overview
We are a provider of postsecondary education services through our regionally accredited academic institutions, Ashford University® and University of the RockiesSM. Ashford University offers associate’s, bachelor’s and master’s programs, and University of the Rockies offers master’s and doctoral programs. As of December 31, 2017, our institutions offered approximately 1,200 courses and approximately 80 degree programs. For additional information regarding our business, see Part I Item 1, “Business.”
Key operating data
In evaluating our operating performance, our management focuses in large part on our revenue and operating income and period-end enrollment at our academic institutions. The following table, which should be read in conjunction with our annual consolidated financial statements included elsewhere in this report, presents our key operating data for each of the periods presented (in thousands, except for enrollment data):

	Year Ended December 31,
	2017	2016	2015
Consolidated Statement of Income (Loss) Data:
Revenue	$478,397	$527,090	$561,729
Operating income (loss)	7,852	(40,221)	(42,295)
Consolidated Other Data:
Period-end enrollment (1)
Online	40,672	45,007	48,729
Campus-based	58	80	430
Total	40,730	45,087	49,159

(1)
We define period-end enrollment as the number of active students on the last day of the financial reporting period. A student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided notice of withdrawal, unless the student has graduated or provided notice of withdrawal, or for new students who have completed their third week of attendance, and posted attendance in the fourth week.

Key enrollment trends
Enrollment at our combined academic institutions decreased to 40,730 at December 31, 2017 as compared to 45,087 at December 31, 2016, representing a decrease of 9.7%.
We believe the decline in enrollment over the past few years is partially attributable to a general strengthening of the economy which drives lower unemployment, increased competition, as well as a general weakening in the overall industry due in large part to increased regulatory scrutiny. The decline is also partially caused by the initiatives our institutions have put in place to help ensure student preparedness, raise academic quality and improve student outcomes, as well as our voluntary decision to stop enrolling new students eligible to use GI Bill benefits in the fourth quarter of 2017.
We also believe new enrollment has been impacted by the recent and deliberate changes in our marketing strategy in which we significantly reduced our spending in the affiliate channel and reinvested some of that savings in other, more cost effective, channels. We have been implementing this updated marketing strategy that reflects a shift in our advertising mix, in an effort to attract prospective students who have a higher probability of being academically successful, while concurrently making meaningful improvements to the efficiency of our advertising, admissions and marketing spend.
We continue to focus our efforts on first stabilizing and then restarting enrollment growth. In the fourth quarter of 2017, Ashford University received approval from the Department of Education on 16 new programs. We have since launched nine of these new programs, and plan to launch a number of them throughout 2018 and beyond. Expanding our course offerings with these new programs will be one factor that will contribute to our goal of stabilizing enrollment and then achieving new enrollment growth, and over time total enrollment growth.
One area in which we are experiencing positive enrollment trends is within our Education Partnerships programs with various employers. These corporate partnership programs provide companies with the opportunity to offer their employees a way to pursue and complete a college degree without incurring any student debt. Enrollments in the Corporate Full Tuition Grant (“FTG”) program is approximately 10% of our total enrollment as of December 31, 2017, compared to approximately 6% of our total enrollment as of December 31, 2016. Revenue derived from Education Partnerships is cash pay, and is therefore not considered federal student aid for purposes of calculations under the 90/10 rule.
Trends and uncertainties regarding revenue and continuing operations
Restructuring and impairment charges
We have implemented various restructuring plans to better align our resources with our business strategy and the related charges are recorded in the restructuring and impairment charges line item on our consolidated statements of income (loss). The restructuring and impairment charges are primarily comprised of (i) severance costs related to headcount reductions, (ii) estimated lease costs related to facilities vacated or consolidated, (iii) charges related to the write-off of certain fixed assets and assets abandoned and (iv) student transfer agreement costs for Ashford University ground-based students. As required by GAAP, the estimated lease losses include sublease assumptions. For information regarding the restructuring and impairment charges recorded, refer to Note 3, “Restructuring and Impairment Charges” to our consolidated financial statements included elsewhere in this report.
Valuation allowance
We recognize deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, we evaluate factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended December 31, 2017 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. Such objective evidence limited our ability to consider in our evaluation other subjective evidence such as our projections for future growth. On the basis of our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against our deferred tax assets should continue to be maintained as of December 31, 2017.
Key Financial Metrics
Revenue
Revenue consists principally of tuition, technology fees, course digital materials and other miscellaneous fees and is shown net of scholarships and refunds. Factors affecting our revenue include (i) the number of students who enroll and remain enrolled in our courses, (ii) our degree and program mix, (iii) changes in our tuition rates and (iv) the amount of scholarships we offer.
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
Admissions advisory and marketing costs include compensation of personnel engaged in marketing and recruitment, as well as costs associated with advertising media, purchasing leads and producing marketing materials. Our admissions advisory and marketing expenses are generally affected by the cost of advertising media and leads, the efficiency of our marketing and recruiting efforts, salaries and benefits for our enrollment personnel, and expenditures on advertising initiatives for new and existing academic programs. Advertising costs, which consist primarily of the cost of marketing leads, are expensed as incurred or the first time the advertising takes place, depending on the type of advertising activity. Admissions advisory and marketing costs also include an allocation of information technology, facility, depreciation and amortization costs.
General and administrative expenses include compensation of employees engaged in corporate management, finance, human resources, legal and compliance and other corporate functions. General and administrative expenses also include professional services fees, travel and entertainment expenses, and an allocation of information technology, facility, depreciation and amortization costs.
Legal settlement expense is primarily comprised of (i) the cost to settle a wage and hour dispute, (ii) charges related to the cost of resolution of the previously disclosed civil investigative demands from the CFPB and (iii) the estimate of amounts to resolve the previously disclosed investigative subpoenas from the Attorney General of the State of California.
Restructuring and impairment charges are primarily comprised of (i) charges related to the write-off of certain fixed assets and assets abandoned, (ii) student transfer agreement costs relating to the closure of our Iowa residential campus, (iii) severance costs related to headcount reductions and (iv) estimated lease losses related to facilities vacated or consolidated.
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
Revenue recognition
Effective January 1, 2018, we will recognize revenue under ASC 606, Revenue From Contracts With Customers. However, up through December 31, 2017, we continued to recognize revenue in accordance with ASC 605, Revenue Recognition. Under ASC 605, we recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee or price is fixed or determinable, and collectibility is reasonably assured. The majority of our revenue comes from tuition revenue and is shown net of scholarships and refunds. Tuition revenue is recognized on a straight-line basis over the applicable period of instruction, with the exception of an online student's first course per degree level at Ashford University. An online student's first course per degree level at Ashford University falls under a three-week conditional admission period in which the revenue is deferred until the student matriculates into the course.
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
In certain cases, our institutions provide scholarships to students for various programs. Scholarships awarded by our institutions are recorded in association with the related specific course, term or payment period. Scholarships are generally deferred and recognized against revenue over the course term. Certain scholarships such as the FTG program and Alumni Scholarship are recognized against revenue over the period of benefit to the student.
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
If a student withdraws prior to certain dates, the student is entitled to a refund of a portion of tuition depending on the date the student last attended a class. Students under conditional admission are not obligated for payment until after their conditional admission period has lapsed, so there is no revenue recognized and no related refund. For all subsequent courses, (i) if an online student drops a class and the student's last date of attendance was in the first week of class, the student receives a full refund of the tuition for that class, (ii) if an online student drops a class and the last date of attendance was in the second week of the class, the student receives a refund of 50% of the tuition for that class and (iii) if an online student drops a class and the student's last date of attendance was after the second week of the class, the student is not entitled to a refund, subject to certain state requirements. We monitor student attendance in online courses through activity in the online program associated with that course. After two weeks have passed without attendance in a class by the student, the student is presumed to have dropped the course as of the last date of attendance, and the student's tuition is automatically refunded to the extent the student is entitled to a refund based on the refund policy above.
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
Impairments of intangible assets
We test indefinite-lived intangible assets for impairment annually in the fourth quarter of each fiscal year, or more frequently if events and circumstances warrant. To evaluate the impairment of the indefinite-lived intangible assets, we assess the fair value of the assets to determine whether they are in excess of the carrying values. Determining the fair value of indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions are inherently uncertain, and can include such items as growth rates used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and a determination of appropriate market comparables. Our assessment of indefinite-lived intangible assets during the fourth quarter of fiscal 2017 did not result in any impairment. There have been no impairment losses for indefinite-lived intangibles recognized by us for any periods presented.
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

We are required to file income tax returns in the United States and in various state and local tax jurisdictions. The preparation of these income tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by us. The income tax returns are subject to audits by the applicable federal and state taxing authorities. As part of these audits, the taxing authorities may disagree with our tax positions. The ultimate resolution of these tax positions is often uncertain until the audit is complete and any disagreements are resolved. We therefore record an amount for our estimate of the additional tax liability, including interest and penalties, for any uncertain tax positions taken or expected to be taken in an income tax return. We review and update the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, and upon completion of tax audits and expiration of statutes of limitations. We record interest and penalties related to income tax matters in income tax expense.
In addition to estimates inherent in the recognition of current taxes payable, we estimate the likelihood that we will be able to recover our deferred tax assets each reporting period. Realization of our deferred tax assets is dependent upon future taxable income. To the extent we believe it is more-likely-than-not that all or some portion of our net deferred tax assets will not be realized, we establish a valuation allowance against deferred tax assets. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. Additionally, ASU 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense (benefit), net. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits reported in earnings during the award's vesting period.
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

Results of Operations
The following table sets forth our consolidated statements of income (loss) data as a percentage of revenue for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	49.6%	50.1%	50.1%
Admissions advisory and marketing	36.7%	38.4%	35.2%
General and administrative	9.9%	9.3%	10.1%
Legal settlement expense	0.4%	6.3%	—%
Restructuring and impairment charges	1.8%	3.7%	12.2%
Total costs and expenses	98.4%	107.8%	107.6%
Operating income (loss)	1.6%	(7.8)%	(7.6)%
Other income, net	0.3%	0.5%	0.5%
Income (loss) before income taxes	1.9%	(7.3)%	(7.1)%
Income tax expense (benefit)	(0.3)%	(1.6)%	5.4%
Net income (loss)	2.2%	(5.7)%	(12.5)%
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenue. Our revenue for the year ended December 31, 2017 was $478.4 million, a decrease of $48.7 million, or 9.2%, as compared to $527.1 million for the year ended December 31, 2016. The decrease between periods was primarily due to the 9.8% decrease in average weekly student enrollment at our academic institutions from 48,647 students during the year ended December 31, 2016 to 43,872 students for the year ended December 31, 2017. Tuition revenue for the year ended December 31, 2017 was $544.1 million, a decrease of $46.4 million, or 7.9%, as compared to $590.5 million for the year ended December 31, 2016. The decrease between periods was primarily due to the decrease in average weekly enrollment, partially offset by the approximate 2.0% tuition increase on April 1, 2017. Additionally, revenue generated from course digital materials and related fees for the year ended December 31, 2017 was $17.7 million, a decrease of $1.8 million, or 9.2%, as compared to $19.5 million for the year ended December 31, 2016. The decrease in revenue between periods was also partially due to an increase in institutional scholarships. Institutional scholarships for the year ended December 31, 2017 was $100.3 million, an increase of $3.9 million, or 4.1%, as compared to $96.4 million for the year ended December 31, 2016.
Instructional costs and services. Our instructional costs and services for the year ended December 31, 2017 were $237.2 million, a decrease of $26.7 million, or 10.1%, as compared to instructional costs and services of $263.9 million for the year ended December 31, 2016. The decrease between periods was reflective of the decrease in student enrollment at our academic institutions as discussed above. Specific decreases between periods include decreases in direct compensation (a reduction in cost driven by financial aid processing activities being brought in-house) of $9.3 million, corporate support services of $5.6 million, instructor fees of $4.5 million, facilities costs of $4.2 million, license fees of $2.5 million and amortization of intangible assets of $1.3 million. These decreases were partially offset by an increase in information technology costs of $1.2 million.
Our instructional costs and services decreased as a percentage of revenue to 49.6% for the year ended December 31, 2017, as compared to 50.1% for the year ended December 31, 2016. The decrease of 0.5% as a percentage of revenue primarily resulted from decreases in facilities costs of 0.5%, corporate support services of 0.4%, license fees of 0.3%, instructor fees of 0.2% and amortization of intangible assets of 0.2%, partially offset by increases in information technology costs of 0.6% and bad debt expense of 0.5%. As a percentage of revenue, bad debt expense increased to 6.7% for the year ended December 31, 2017, compared to 6.2% for the year ended December 31, 2016. We continue to implement changes in our processes which we believe we help us reach our goal of reducing this expense as a percentage of revenue over time.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the year ended December 31, 2017 were $175.4 million, a decrease of $26.8 million, or 13.3%, as compared to admissions advisory and marketing expenses of $202.2 million for the year ended December 31, 2016. As a result of our change in marketing strategy and the shift in advertising mix, specific factors contributing to the overall decrease between periods were primarily due to a decreases in compensation expense of $18.4 million, net facilities costs of $7.0 million, advertising costs of $6.0 million, and information technology costs of $2.9 million, partially offset by increases in corporate support services of $5.9 million and consulting and professional fees of $0.8 million.
Our admissions advisory and marketing expenses decreased as a percentage of revenue to 36.7% for the year ended December 31, 2017 from 38.4% for the year ended December 31, 2016. The decrease of 1.7% as a percentage of revenue was primarily due to decreases in compensation expense of 2.0%, facilities costs of 1.1% and information technology costs of 0.4%, partially offset by increases as a percentage of revenue in corporate support services of 1.0%, and advertising costs of 0.3%.
General and administrative. Our general and administrative expenses for the year ended December 31, 2017 were $47.4 million, a decrease of $1.5 million, or 3.0%, as compared to general and administrative expenses of $48.8 million for the year ended December 31, 2016. The decrease between periods was primarily due to decreases in other administrative costs of $2.2 million, administrative compensation of $2.0 million, and facilities costs of $1.6 million, partially offset by increases in professional fees of $4.3 million.
Our general and administrative expenses increased as a percentage of revenue to 9.9% for the year ended December 31, 2017 from 9.3% for the year ended December 31, 2016. The increase of 0.6% as a percentage of revenue included increases in professional fees of 1.1%, and administrative compensation of 0.3%, partially offset by a decrease in corporate support services of 0.6% and net facilities costs of 0.3%.
Legal settlement expense. For the year ended December 31, 2017, we recorded a legal settlement expense of $1.8 million related to the costs to settle a wage and hour dispute. For the year ended December 31, 2016. we recorded a legal settlement expense of $33.1 million, which includes the cost of resolution of the previously disclosed civil investigative demands from the CFPB, as well as an estimate of amounts to resolve the previously disclosed investigative subpoenas from the Attorney General of the State of California.
Restructuring and impairment charges. Our restructuring and impairment charges for the year ended December 31, 2017 were $8.7 million, comprised of $5.8 million of lease exit costs for properties in San Diego, $2.2 million relating to severance costs for wages and benefits resulting from a reduction in force and $0.8 million for asset impairments. The costs were partially offset by a decrease in student transfer agreement costs $0.1 million. Our restructuring and impairment charges for the year ended December 31, 2016 were $19.3 million, comprised of $14.5 million of lease exit costs for properties in San Diego, $2.7 million relating to severance costs for wages and benefits resulting from a reduction in force to help better align personnel resources with the decline in student enrollment and $2.2 million for asset impairments, partially offset by a decrease in student transfer agreement costs of $0.1 million.
Other income, net. Our other income, net, for the year ended December 31, 2017 was $1.5 million, a decrease of $0.8 million as compared to other income, net, of $2.3 million for the year ended December 31, 2016. The decrease between periods was primarily a result of decreased interest income due to changes in the levels of average cash and cash equivalents and investment balances.
Income tax benefit. Income tax benefit for the year ended December 31, 2017 was $1.2 million as compared to income tax benefit of $7.9 million for the year ended December 31, 2016, or a decrease of $6.7 million in income tax benefit. Income tax benefit was recognized at effective tax rates of 12.5% and 20.8% for the years ended December 31, 2017 and 2016, respectively. The change in the income tax benefit is mainly attributable to the tax refund claims associated with the 2016 net operating loss carryback to the tax year 2014.
Net income (loss). Our net income for the year ended December 31, 2017 was $10.5 million compared to net loss of $30.0 million for the year ended December 31, 2016, a $40.6 million increase in net income as a result of the factors discussed above.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenue. Our revenue for the year ended December 31, 2016 was $527.1 million, a decrease of $34.6 million, or 6.2%, as compared to $561.7 million for the year ended December 31, 2015. The decrease between periods was primarily due to the 7.2% decrease in average weekly student enrollment at our academic institutions from 52,415 students during the year ended December 31, 2015 to 48,647 students the year ended December 31, 2016. Tuition revenue for the year ended December 31, 2016 was $590.5 million, a decrease of $35.9 million, or 5.7%, as compared to $626.4 million for the year ended December 31, 2015. The decrease between periods was primarily due to the decrease in average weekly enrollment, partially offset by the approximate 2.9% tuition increase on April 1, 2016. Additionally, revenue generated from course digital materials and related fees for the year ended December 31, 2016 was $19.5 million, an increase of $0.2 million, or 0.9%, as compared to revenue generated from course digital materials of $19.3 million for the year ended December 31, 2015. The decrease in revenue between periods was partially offset by a decrease in institutional scholarships. Institutional scholarships for the year ended

December 31, 2016 was $96.4 million, a decrease of $5.9 million, or 5.8%, as compared to $102.3 million for the year ended December 31, 2015.
Instructional costs and services. Our instructional costs and services for the year ended December 31, 2016 were $263.9 million, a decrease of $17.6 million, or 6.3%, as compared to instructional costs and services of $281.5 million for the year ended December 31, 2015. The decrease between periods was reflective of the decrease in student enrollment at our academic institutions as discussed above. Specific decreases between periods include decreases in facilities costs of $4.5 million, information technology costs of $3.9 million, direct compensation of $3.6 million, corporate support services of $2.1 million, instructor fees of $1.8 million, loan impairment charges of $1.1 million, financial aid processing fees of $0.9 million and license fees of $0.5 million. These decreases were partially offset by an increase in bad debt expense of $2.7 million.
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
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the year ended December 31, 2016 were $202.2 million, an increase of $4.6 million, or 2.3%, as compared to admissions advisory and marketing expenses of $197.6 million for the year ended December 31, 2015. The increase between periods was primarily due to an increase in advertising costs of $13.8 million, partially offset by decreases in compensation expense of $3.0 million, net facilities costs of $2.8 million, information technology costs of $1.2 million, consulting and professional fees of $0.9 million and corporate support services of $0.9 million.
Our admissions advisory and marketing expenses increased as a percentage of revenue to 38.4% for the year ended December 31, 2016 from 35.2% for the year ended December 31, 2015. The increase of 3.2% was primarily due to increases as a percentage of revenue in advertising costs of 3.4% and compensation expense of 0.6%, partially offset by decreases as a percentage of revenue in facilities costs of 0.3% and corporate support services of 0.3%.
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
Our general and administrative expenses decreased as a percentage of revenue to 9.3% for the year ended December 31, 2016 from 10.1% for the year ended December 31, 2015. The decrease of 0.8% included decreases as a percentage of revenue in other administrative costs of 0.6%, administrative compensation of 0.3% and net facilities costs of 0.3%, partially offset by an increase as percentage of revenue in legal fees of 0.3%.
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

Income tax expense (benefit). Income tax benefit for the year ended December 31, 2016 was $7.9 million, as compared to income tax expense of $30.3 million for the year ended December 31, 2015, a $38.2 million decrease in income tax expense. Income tax expense (benefit) was recognized at effective tax rates of 20.8% and (75.3)% for the years ended December 31, 2016 and 2015, respectively. The change in income tax expense between periods was primarily due to the establishment of a valuation allowance against our net deferred tax assets during the year ended December 31, 2015.
Net loss. Our net loss for the year ended December 31, 2016 was $30.0 million compared to net loss of $70.5 million for the year ended December 31, 2015, a $40.5 million decrease in net loss as a result of the factors discussed above.
Liquidity and Capital Resources
Liquidity
We financed our operating activities and capital expenditures during the years ended December 31, 2017 and 2016 either through cash provided by operating activities or through cash on hand. Our cash and cash equivalents were $185.1 million at December 31, 2017 and $307.8 million at December 31, 2016, which can be used for operating activities or capital expenditures. Additionally, at December 31, 2017 and 2016, we had restricted cash of $20.4 million and $24.5 million, respectively, as well as investments of $2.1 million and $49.4 million, respectively.
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
Stock repurchase programs
The Company's board of directors (the “board”) may authorize us to repurchase outstanding shares of its common stock from time to time in the open market through block trades or otherwise depending on market conditions and other considerations, pursuant to the applicable rules of the SEC. The Company's policy is to retain these repurchased shares as treasury shares and not to retire them. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. The timing and extent of any repurchases will depend upon market conditions, the trading price of our shares and other factors, and subject to the restrictions relating to volume, price and timing under applicable law. We may commence or suspend share repurchases at any time or from time to time. For information regarding share repurchases, refer to Note 16, “Stock Repurchase Programs” to our consolidated financial statements included elsewhere in this report.
Available borrowing facilities
We had no borrowings outstanding as of December 31, 2017. The Company had issued letters of credit that are collateralized with cash in the aggregate amount of $8.3 million, which is included as restricted cash as of December 31, 2017.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. As of December 31, 2017, the Company's total available surety bond facility was $3.5 million and the surety had issued bonds under the facility totaling $3.2 million on the Company's behalf.
Title IV and other governmental funding
Our institutions derive the substantial majority of their respective cash revenues from students who enroll and are eligible for various federal student financial assistance programs authorized under Title IV of the Higher Education Act. In the years ended December 31, 2017, Ashford University derived 80.8%, and University of the Rockies derived 86.1%, of their respective cash revenues from Title IV program funds, calculated in accordance with applicable Department regulations. Our institutions are subject to significant regulatory scrutiny as a result of numerous standards that must be satisfied in order to participate in Title IV programs. For additional information regarding Title IV programs and the regulation thereof, see “Regulation” in Item 1, “Business”. The balance of revenues derived by our institutions is from government tuition assistance programs for military personnel, including veterans, payments made in cash by individuals, reimbursement from corporate partnerships and private loans from third parties. For additional information, see the section entitled “Student Financing” in Item 1, “Business”.
If we were to become ineligible to receive Title IV and other governmental funding, our liquidity would be significantly impacted. The timing of disbursements under Title IV programs is based on federal regulations and our ability to successfully and timely arrange financial aid for our institutions' students. Title IV funds are generally provided in multiple disbursements before we earn a significant portion of tuition and fees and incur related expenses over the period of instruction. Students must apply for new loans and grants each academic year. These factors, together with the timing at which our institutions' students begin their programs, affect our revenues and operating cash flow.
Financial responsibility
For the fiscal year ended December 31, 2016, the consolidated composite score calculated was 2.0, satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. We expect the consolidated composite score to be 2.5 for the year ended December 31, 2017. However, the consolidated calculation is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2017. Additionally, for the year ended December 31, 2017, the composite score at each of our institutions is higher than the consolidated score. For additional information, see “Regulation — Department Regulation of Title IV Programs — Financial responsibility” in Part I, “Business.”
Operating activities
Net cash used in operating activities was $4.1 million for 2017, compared to net cash provided by operating activities of $11.1 million and $18.8 million for 2016 and 2015, respectively. The decrease of $15.2 million from 2016 to 2017 was primarily due to a relative decrease in the changes in accounts payable and accrued liabilities of $17.7 million due to the timing of lease termination costs, decrease in prepaids and other current assets of $12.9 million due to the timing of income tax receivables, and decrease in other long-term assets of $6.3 million. In addition, there was a loss on student loans receivable of $7.5 million in 2016, whereas there was none in 2017. There was also a decrease in the loss on termination of leased space of $7.4 million, and lower depreciation and amortization by $4.2 million. These decreases were mainly offset by an increase in net income of $40.6 million. The decrease in net cash provided by operating activities from 2015 to 2016 of $7.7 million was primarily related to a decrease in the disposal of fixed assets of $41.9 million, and decreases in deferred income taxes of $40.9 million. These decreases were partially offset by a lower net loss of $40.5 million, prepaid expenses and other current assets of $27.7 million, and loss on impairment of student loan receivable of $6.2 million. We expect to generate cash from our operating activities for the foreseeable future.
Investing activities
Net cash provided by investing activities was $43.7 million, $14.7 million and $51.3 million for 2017, 2016, and 2015, respectively. Our cash provided by investing activities in 2017 was primarily related to maturities of investments, partially offset by purchases of property and equipment. During 2017, there were maturities of investments of $47.7 million and we purchased $0.3 million of investments. This is compared to maturities of investments of $37.8 million and purchases of investments of $20.3 million in 2016, and maturities of investments of $66.1 million and purchases of investments of $20.3 million in 2015. Capital expenditures were $3.4 million, $1.9 million and $2.5 million for 2017, 2016 and 2015, respectively. For the year ending December 31, 2018, we expect our capital expenditures to be approximately $4.0 million.
Financing activities
Net cash used in financing activities was $166.4 million and $0.3 million for 2017 and 2016, respectively, and net cash provided by financing activities was $3.8 million for 2015. During 2017, net cash used in financing activities was primarily due to the repurchases of common stock of $168.7 million, as well as cash used for the tax withholdings related to vesting of restricted stock awards of $1.9 million. During 2016, cash used in financing activities primarily reflects the cash used for the tax withholdings related to vesting of restricted stock awards of $1.9 million, partially offset by the cash provided by option exercises of $1.3 million. During 2015, net cash provided by financing activities primarily reflects the proceeds received from a sale-leaseback transaction of $4.1 million, the cash provided by option exercises of $0.3 million and the related tax benefit of those option exercises, partially offset by cash used for the tax withholdings related to vesting of restricted stock awards of $1.3 million.
Based on our current level of operations, we believe that our future cash flows from operating activities and our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. However, changes could occur that would consume our available capital resources before that time. Our capital requirements depend on numerous factors, including our ability to continue to generate revenue. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all. For additional information, see Item 1A, “Risk Factors” which also discuss material risks and uncertainties.

Off-Balance Sheet Arrangements and Significant Contractual Obligations
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of December 31, 2017, our total available surety bond facility was $3.5 million and the surety had issued bonds totaling $3.2 million on our behalf under such facility.
The following table sets forth, as of December 31, 2017, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
	Total	2018	2019	2020	2021	2022	Thereafter
	(In thousands)
Operating lease obligations	$68,797	$31,400	$20,833	$9,504	$5,112	$1,558	$390
Other contractual obligations	50,900	16,862	11,327	9,284	3,427	2,500	7,500
Uncertain tax positions	8,893	—	8,893	—	—	—	—
Total	$128,590	$48,262	$41,053	$18,788	$8,539	$4,058	$7,890
Segment Information
We operate in one reportable segment as a single educational delivery operation using a core infrastructure that serves the curriculum and educational delivery needs of our institution's students regardless of geography. Our chief operating decision maker, our CEO and President, manages our operations as a whole, and our chief operating decision maker does not evaluate expenses or operating income information on a component level.
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of December 31, 2017, we had no outstanding borrowings.
Our future investment income may fall short of expectations due to changes in interest rates. At December 31, 2017, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BRIDGEPOINT EDUCATION, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Bridgepoint Education, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Bridgepoint Education, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
February 21, 2018

We have served as the Company's auditor since 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bridgepoint Education, Inc.

In our opinion, the consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2015 present fairly, in all material respects, the results of operations and cash flows of Bridgepoint Education, Inc. and its subsidiaries for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 8, 2016, except for the change in the manner in which the Company presents restricted cash on the statement of cash flows as discussed in Note 2 to the consolidated financial statements, as to which the date is March 7, 2017

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

BRIDGEPOINT EDUCATION, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$185,098	$307,802
Restricted cash	20,428	24,533
Investments	2,065	49,434
Accounts receivable, net	27,077	26,457
Prepaid expenses and other current assets	22,388	23,467
Total current assets	257,056	431,693
Property and equipment, net	10,434	12,218
Goodwill and intangibles, net	14,593	17,419
Other long-term assets	5,456	2,046
Total assets	$287,539	$463,376
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	71,165	77,866
Deferred revenue and student deposits	68,207	74,666
Total current liabilities	139,372	152,532
Rent liability	7,001	16,508
Other long-term liabilities	12,708	13,630
Total liabilities	159,081	182,670
Commitments and contingencies (see Note 20)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 64,887 and 64,035 issued, and 27,158 and 46,478 outstanding, at December 31, 2017 and 2016, respectively	649	641
Additional paid-in capital	201,755	195,854
Retained earnings	431,818	421,281
Accumulated other comprehensive loss	—	(1)
Treasury stock, 37,729 and 17,557 shares at cost at December 31, 2017 and 2016, respectively	(505,764)	(337,069)
Total stockholders' equity	128,458	280,706
Total liabilities and stockholders' equity	$287,539	$463,376
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015

Revenue	$478,397	$527,090	$561,729
Costs and expenses:
Instructional costs and services	237,248	263,898	281,496
Admissions advisory and marketing	175,389	202,206	197,584
General and administrative	47,381	48,843	56,588
Legal settlement expense	1,845	33,088	—
Restructuring and impairment charges	8,682	19,276	68,356
Total costs and expenses	470,545	567,311	604,024
Operating income (loss)	7,852	(40,221)	(42,295)
Other income, net	1,511	2,306	2,106
Income (loss) before income taxes	9,363	(37,915)	(40,189)
Income tax expense (benefit)	(1,174)	(7,875)	30,265
Net income (loss)	$10,537	$(30,040)	$(70,454)

Income (loss) per share:
Basic	$0.33	$(0.65)	$(1.54)
Diluted	$0.32	$(0.65)	$(1.54)
Weighted average number of common shares outstanding used in computing income (loss) per share:
Basic	32,058	46,228	45,665
Diluted	32,794	46,228	45,665
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2017	2016	2015

Net income (loss)	$10,537	$(30,040)	$(70,454)
Other comprehensive gain, net of tax:
Unrealized gains on investments	1	98	76
Comprehensive income (loss)	$10,538	$(29,942)	$(70,378)
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain/(Loss)	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2014	62,957	$630	$180,720	$521,775	$(175)	$(337,069)	$365,881
Stock-based compensation	—	—	9,710	—	—	—	9,710
Exercise of stock options	206	2	282	—	—	—	284
Excess tax shortfalls of option exercises and restricted stock, net of tax benefit	—	—	(767)	—	—	—	(767)
Stock issued under employee stock purchase plan	33	—	261	—	—	—	261
Stock issued under restricted stock plan, net of shares held for taxes	211	2	(1,343)	—	—	—	(1,341)
Net loss	—	—	—	(70,454)	—	—	(70,454)
Unrealized gains on investments, net of tax	—	—	—	—	76	—	76
Balance at December 31, 2015	63,407	634	188,863	451,321	(99)	(337,069)	303,650
Stock-based compensation	—	—	7,317	—	—	—	7,317
Exercise of stock options	306	3	1,328	—	—	—	1,331
Stock issued under employee stock purchase plan	35	1	245	—	—	—	246
Stock issued under restricted stock plan, net of shares held for taxes	287	3	(1,899)	—	—	—	(1,896)
Net loss	—	—	—	(30,040)	—	—	(30,040)
Unrealized gains on investments, net of tax	—	—	—	—	98	—	98
Balance at December 31, 2016	64,035	641	195,854	421,281	(1)	(337,069)	280,706
Stock-based compensation	—	—	3,632	—	—	—	3,632
Exercise of stock options	537	5	3,843	—	—	—	3,848
Stock issued under employee stock purchase plan	34	1	288	—	—	—	289
Stock issued under restricted stock plan, net of shares held for taxes	281	2	(1,862)	—	—	—	(1,860)
Repurchase of common stock	—	—	—	—	—	(168,695)	(168,695)
Net income	—	—	—	10,537	—	—	10,537
Unrealized gains on investments, net of tax	—	—	—	—	1	—	1
Balance at December 31, 2017	64,887	$649	$201,755	$431,818	$—	$(505,764)	$128,458
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$10,537	$(30,040)	$(70,454)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for bad debts	32,151	32,583	29,863
Depreciation and amortization	8,863	13,082	19,578
Amortization of premium/discount	20	68	475
Deferred income taxes	(600)	28	40,944
Stock-based compensation	3,632	7,317	9,710
Excess tax benefit of option exercises	—	—	(460)
Loss on impairment of student loans receivable	—	7,542	1,328
Net loss (gain) on marketable securities	(274)	(164)	91
Loss on termination of leased space	5,829	13,244	17,047
Loss on disposal or impairment of fixed assets	864	3,024	44,949
Changes in operating assets and liabilities:
Accounts receivable	(32,771)	(34,790)	(32,383)
Prepaid expenses and other current assets	280	13,225	(14,446)
Student loans receivable	—	876	1,139
Other long-term assets	(3,066)	3,274	(2,845)
Accounts payable and accrued liabilities	(12,908)	4,778	1,104
Deferred revenue and student deposits	(6,460)	(14,078)	(19,170)
Other liabilities	(10,172)	(8,886)	(7,669)
Net cash (used in) provided by operating activities	(4,075)	11,083	18,801
Cash flows from investing activities
Capital expenditures	(3,387)	(1,925)	(2,477)
Purchases of investments	(315)	(20,260)	(20,280)
Capitalized costs for intangible assets	(553)	(830)	(2,153)
Sales of investments	214	—	10,101
Maturities of investments	47,725	37,756	66,096
Net cash provided by investing activities	43,684	14,741	51,287
Cash flows from financing activities
Proceeds from exercise of stock options	3,848	1,331	284
Excess tax benefit of option exercises	—	—	460
Proceeds from the issuance of stock under employee stock purchase plan	289	246	261
Tax withholding on issuance of stock awards	(1,860)	(1,896)	(1,341)
Proceeds from failed sale-leaseback transaction	—	—	4,141
Repurchase of common stock	(168,695)	—	—
Net cash (used in) provided by financing activities	(166,418)	(319)	3,805
Net increase (decrease) in cash, cash equivalents and restricted cash	(126,809)	25,505	73,893
Cash, cash equivalents and restricted cash at beginning of period	332,335	306,830	232,937
Cash, cash equivalents and restricted cash at end of period	$205,526	$332,335	$306,830

Supplemental disclosure of cash flow information:
Cash paid for interest	$65	$62	$198
Cash paid (received) for income taxes, net	$387	$(20,788)	$6,136

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$379	$—	$4,160
Issuance of common stock for vested restricted stock units	$4,779	$4,847	$3,285
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
Reclassifications
Certain reclassifications have been made to the prior financial statements to conform to the current year presentation. During 2016, the Company adopted Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230) and has reclassified certain restricted cash amounts for the year ended December 31, 2015, within the consolidated statements of cash flows. These reclassifications had no effect on previously reported results of operations or retained earnings.
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

	As of December 31,
	2017	2016	2015
Cash and cash equivalents	$185,098	$307,802	$282,145
Restricted cash	20,428	24,533	24,685
Total cash, cash equivalents and restricted cash	$205,526	$332,335	$306,830
Investments
The Company has historically held investments that consisted of mutual funds, corporate notes and bonds, and certificates of deposit. As of December 31, 2017, the Company held investments solely in mutual funds. The Company's investments are denominated in U.S. dollars, are investment grade and are readily marketable. The Company considers as current assets those investments which will mature or are likely to be sold in less than one year.

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
Deferred Compensation
The Company has a deferred compensation plan, into which eligible participants can defer a maximum of 80% of their regular compensation and a maximum of 100% of their incentive compensation. The amounts deferred by the participant under this plan are credited with earnings or losses based upon changes in values of participant elected notional investments. Each participant is fully vested in the participant amounts deferred. The Company may make contributions that will generally vest according to a four-year vesting schedule. After four years of service, participants become fully vested in the employer contributions upon reaching normal retirement age, death, disability or a change in control. The Company's obligations under the deferred compensation plan totaled $1.4 million and $1.3 million as of December 31, 2017 and 2016, respectively, and are included in other long-term liabilities in the consolidated balance sheets. The Company's assets relating to the deferred compensation plan totaled $2.1 million and $1.7 million as of December 31, 2017 and 2016, respectively, and are included in investments in the consolidated balance sheets.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consists of student accounts receivable, which represent amounts due for tuition, course digital materials, technology fees and other fees from currently enrolled and former students. Students generally fund their education through grants and/or loans under various Title IV programs, tuition assistance from military and corporate employers or personal funds. Generally, payments are due on the respective course start date and are considered past due dependent upon the student's payment terms. In general, an account is considered delinquent 120 days subsequent to the course start date.
Accounts receivable are stated at the amount management expects to collect from outstanding balances. For accounts receivable, an allowance for doubtful accounts is estimated by management and is principally based on historical collection experience as well as (i) an assessment of individual accounts receivable over a specific aging and amount, (ii) consideration of the nature of the receivable accounts and (iii) potential changes in the business or economic environment. The provision for bad debt is recorded within instructional costs and services in the consolidated statements of income (loss). The Company writes off uncollectable accounts receivable when the student account is deemed uncollectable.
Student Loans Receivable and Loan Loss Reserves
During 2016, the Company reached a settlement with the Consumer Financial Protection Bureau, and in accordance with the terms of the settlement, all existing student loans receivable were written off. The Company’s institutions had already ceased offering institutional loans, and no such loans were made after the year ended December 31, 2014.
Before being written off, student loans receivable were stated at the amount management expected to collect from outstanding balances. For tuition related student loan receivables, the Company had estimated an allowance for doubtful

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

accounts, similar to that of accounts receivable, based on (i) an assessment of individual loans receivable over a specific aging and amount, (ii) consideration of the nature of the receivable accounts, (iii) potential changes in the business or economic environment and (iv) related FICO scores and other industry metrics. The related provision for bad debts for the years ended December 31, 2016 and 2015 were $0.2 million and $0.1 million, respectively, and is recorded within instructional costs and services in the consolidated statements of income (loss).
The Company had also recorded a loss reserve for the full book value of any impaired loans. For the years ended December 31, 2016, and 2015 there was $0.2 million and $1.3 million recorded for loan loss reserves, respectively. The loan loss reserve was maintained at a level deemed adequate by management based on a periodic analysis of the individual loans and is recorded within instructional costs and services in the consolidated statements of income (loss).
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
Impairment of Long-Lived Assets
The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded if the carrying amount of the long-lived asset is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds fair value and is recorded as a reduction in the carrying value of the related asset and an expense to operating results. For additional information, see Note 3, “Restructuring and Impairment Charges.”

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Goodwill and Other Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter of each fiscal year, or more frequently if events and circumstances warrant.
To evaluate the impairment of goodwill, the Company first assesses qualitative factors, such as deterioration in general economic conditions or negative company financial performance, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The Company's assessment of goodwill during the fourth quarter of fiscal 2017 indicated that it was not more likely than not that the fair value of a reporting unit is less than its carrying amount, and therefore, goodwill was not impaired. There have been no related impairment losses recognized by the Company for any periods presented. If negative qualitative indicators had been noted above, the Company would then need to assess the fair value of its reporting unit to determine whether it was greater or less than its carrying values.
To evaluate the impairment of the indefinite-lived intangible assets, the Company assessed the fair value of the assets to determine whether they were greater or less than the carrying values. Determining the fair value of indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions are inherently uncertain, and may include such items as growth rates used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and a determination of appropriate market comparables. The Company's assessment of indefinite-lived intangible assets during the fourth quarter of fiscal 2017 did not result in any impairment. There have been no impairment losses for indefinite-lived intangibles recognized by the Company for any periods presented.
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
Students under conditional admission are not obligated for payment until after their conditional admission period has lapsed, so there is no revenue recognized and no related refund. For all subsequent courses, the Company records a provision

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

for expected refunds and reduces revenue for the amount that is expected to be subsequently refunded. Provisions for expected refunds have not been material to any period presented. If a student withdraws prior to a specified date, a portion of such student's tuition is refunded, subject to certain state requirements. The Company reassesses collectibility throughout the period revenue is recognized by the Company's institutions, on a student-by-student basis. The Company reassesses collectibility based upon new information and changes in facts and circumstances relevant to a student's ability to pay. For example, the Company reassesses collectibility when a student drops from the institution (i.e., is no longer enrolled) and when a student attends a course that was not included in the initial assessment of collectibility at the start of a student’s payment period.
In certain cases, the Company's institutions provide scholarships to students for various programs. Scholarships issued by the universities are recorded in association with the related specific course, term or payment period. Scholarships are generally deferred and recognized against revenue over the course term. Certain scholarships, such as the Corporate Full Tuition Grant (“FTG”) and Alumni Scholarship are recognized against revenue over the period of benefit to the student.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
Admissions Advisory and Marketing
Admissions advisory and marketing costs include compensation of personnel engaged in marketing and recruitment, as well as costs associated with advertising media, purchasing leads and producing marketing materials. Such costs are generally affected by the cost of advertising media and leads, the efficiency of the Company's marketing and recruiting efforts, compensation for the Company's enrollment personnel and expenditures on advertising initiatives for new and existing academic programs. Admissions advisory and marketing costs also include an allocation of information technology, facility, depreciation and amortization costs.
Advertising costs, a subset of admissions advisory and marketing costs, consists primarily of marketing leads and other branding and promotional activities. These advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. Advertising costs were $75.7 million, $83.0 million and $68.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
General and Administrative
General and administrative expenses include compensation of employees engaged in corporate management, finance, human resources, legal and compliance and other corporate functions. General and administrative expenses also include professional services fees, travel and entertainment expenses and an allocation of information technology, facility, depreciation and amortization costs.
Legal Settlement Expense
Legal settlement expense is primarily comprised of (i) the cost to settle a wage and hour dispute, (ii) charges related to the cost of resolution of the previously disclosed civil investigative demands and (iii) the estimate of amounts to resolve the previously disclosed investigative subpoenas.
Restructuring and Impairment Charges
Restructuring and impairment charges are primarily comprised of i) charges related to the write off of certain fixed assets and assets abandoned, ii) student transfer agreement costs relating to the closure of the Iowa residential campus, iii) severance costs related to headcount reductions made in connection with restructuring plans and iv) estimated lease losses related to facilities vacated or consolidated under restructuring plans.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Income (Loss) Per Share
Basic income per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per common share is calculated by dividing net income available to common stockholders by the sum of (i) the weighted average number of common shares outstanding during the period and (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of the stock options and upon the settlement of RSUs and PSUs.
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
Comprehensive Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. For the year ended December 31, 2017, such items consisted of unrealized gains and losses on investments. The following table summarizes the components of other comprehensive gain (loss) and the related tax effects for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Unrealized gains (losses) on investments
Year ended:	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
December 31, 2017	$1	$—	$1
December 31, 2016	$157	$(59)	$98
December 31, 2015	$125	$(49)	$76
There were no reclassifications out of other comprehensive income, relating to the net realized gain on the sale of securities, during the years ended December 31, 2017, 2016 and 2015.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting guidance also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.
The new standard provides companies with two implementation methods. Companies can choose to adopt the standard retrospectively and apply the guidance to each prior reporting period presented. Alternatively, a modified retrospective adoption methodology is permitted, whereby the cumulative impact of all prior periods would be recorded in retained earnings or other impacted balance sheet line items as of January 1, 2018, the date of adoption. Under this method, previously presented years’ financial positions and results would not be adjusted; however, certain disclosures are required to be presented for comparability to prior years’ results. The Company plans to adopt this standard using the modified retrospective method.
Under the modified retrospective adoption method, the Company has elected to retroactively adjust only those contracts that do not meet the definition of a completed contract at the date of initial application. The Company expects this new guidance to impact the amount and timing of its revenue recognition as follows:

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

•Deferral of revenue recognition for FTG contracts that include a material right under ASU 2014-09. This material right is deferred until the earlier of redemption or expiration under the new standard.
•ASU 2014-09 does not allow for revenue to be recorded upon the receipt of cash, which may occur subsequent to a contract. As a result, revenue is accelerated as the expected value to be collected, net of any applicable price concessions and is recorded as the revenue is earned.
•Under ASU 2014-09, once students are deemed to have a history of collection issues, all future revenues earned are subject to a price concession as the student has demonstrated that they will not pay the full tuition price based on past behavior.
At the date of adoption of this new guidance, the Company expects to record a cumulative adjustment to its consolidated balance sheet, including an adjustment to retained earnings, to adjust for the aggregate impact of these revenue items, as calculated under the new guidance. The cumulative-effect adjustment decreases the opening balance of retained earnings on January 1, 2018 by approximately $3.0 million. The Company finalized its evaluation of the impact on accounting policies, disclosures, and internal processes and controls the new standard has on its revenue stream.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The update was aimed at reducing the cost and complexity of the accounting for share-based payments. ASU 2016-09 became effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this update as of January 1, 2017. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The update also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update should be applied on a prospective basis. For public companies, the update is effective for any annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 as of January 1, 2017, and there was no impact on the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The update provides clarity and reduces diversity in practice regarding the modification of the terms and conditions of a share-based payment award. The amendments in ASU 2017-09 include guidance on determining which changes

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted ASU 2017-09 on January 1, 2018, and such adoption did not have a material impact on the Company’s consolidated financial statements.
3. Restructuring and Impairment Charges
The Company has written off certain assets and has implemented various restructuring plans to better align its resources with its business strategy. These related charges are recorded in the restructuring and impairment charges line item on the Company’s consolidated statements of income (loss).
During the years ended December 31, 2017, 2016 and 2015, the Company recognized asset impairment charges of $0.8 million, $2.2 million and $43.3 million, respectively. relating to the write-off of certain fixed assets. The charges in the years ended December 31, 2015 and 2016 related to the decision to close Ashford University’s residential campus in Clinton, Iowa during 2015, and the subsequent vacating of leased property throughout 2016. The charges in the year ended December 31, 2017 related to the discontinuation of certain software.
With the closure of the residential campus, ground-based Ashford University students were provided opportunities to continue their degrees through individual student transfer agreements. During the year ended December 31, 2015, the Company initially recorded restructuring charges relating to future cash expenditures for student transfer agreements of approximately $3.3 million. This initial estimate was based upon several assumptions that were subject to change, including assumptions related to the number of students who elected to continue to pursue their degrees through Ashford University’s online programs. For the years ended December 31, 2017 and 2016, the Company reassessed this estimate and decreased the related restructuring charges by approximately $0.1 million and $0.1 million, respectively.
The Company has also implemented various reductions in force to help better align personnel resources with the decline in enrollment. During the years ended December 31, 2017, 2016 and 2015, the Company recognized $2.2 million, $2.7 million and $4.7 million, respectively, as restructuring charges related to severance costs for wages and benefits resulting from the reductions in force. The Company anticipates the remainder of these costs will be paid out by the end of the first quarter of 2018 from existing cash on hand.
As part of its continued efforts to streamline operations, the Company vacated or consolidated properties in Denver and San Diego and reassessed its obligations on non-cancelable leases. The fair value estimate of these non-cancelable leases is based on the contractual lease costs over the remaining term, partially offset by estimated future sublease rental income. The estimated rental income considers subleases the Company has executed or expects to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the related facilities. During the years ended December 31, 2017, 2016 and 2015, the Company recorded $5.8 million, $14.5 million and $17.0 million, respectively, as restructuring charges relating to lease exit and other costs, due to reassessment of estimates.
The following table summarizes the amounts recorded in the restructuring and impairment charges line item on the Company's consolidated statements of income (loss) for each of the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Asset impairment	$798	$2,215	$43,328
Student transfer agreement costs	(120)	(142)	3,264
Severance costs	2,175	2,668	4,717
Lease exit and other costs	5,829	14,535	17,047
Total restructuring and impairment charges	$8,682	$19,276	$68,356

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The following table summarizes the changes in the Company's restructuring liability by type during the three-year period ended December 31, 2017 (in thousands):

	Asset Impairment	Student Transfer Agreement Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2014	$—	$—	$860	$6,580	$7,440
Restructuring and impairment charges	43,328	3,264	4,717	17,047	68,356
Payments	—	(40)	(3,833)	(9,706)	(13,579)
Non-cash transaction	(43,328)	—	—	—	(43,328)
Balance at December 31, 2015	—	3,224	1,744	13,921	18,889
Restructuring and impairment charges	2,215	(142)	2,668	14,535	19,276
Payments	—	(1,490)	(3,845)	(9,999)	(15,334)
Non-cash transaction	(2,215)	—	—	—	(2,215)
Balance at December 31, 2016	—	1,592	567	18,457	20,616
Restructuring and impairment charges	798	(120)	2,175	5,829	8,682
Payments	—	(878)	(2,547)	(13,643)	(17,068)
Non-cash transaction	(798)	—	—	—	(798)
Balance at December 31, 2017	$—	$594	$195	$10,643	$11,432
The restructuring liability amounts are recorded within either (i) accounts payable and accrued liabilities account, (ii) rent liability account or (iii) other long-term liabilities account on the consolidated balance sheets.
4. Investments
The following tables summarize the fair value information of total investments as of December 31, 2017 and 2016, respectively (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Mutual funds	$2,065	$—	$—	$2,065
Total	$2,065	$—	$—	$2,065

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,688	$—	$—	$1,688
Corporate notes and bonds	—	22,746	—	22,746
Certificates of deposit	—	25,000	—	25,000
Total	$1,688	$47,746	$—	$49,434
The table above as of December 31, 2016, includes amounts related to investments classified as other investments, such as certificates of deposit, which are carried at amortized cost. The amortized cost of such investments approximated fair value at each balance sheet date. The assumptions used in these fair value estimates are considered as other observable inputs and are therefore categorized as Level 2 measurements under the accounting guidance. The Company's Level 2 investments are valued using readily available pricing sources that utilize market observable inputs, including the current interest rate for similar types of instruments. There were no transfers between levels during the periods presented. The Company also holds money market securities within its cash and cash equivalents on the consolidated balance sheets that are classified as Level 1 securities.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

As of December 31, 2017, the $2.1 million of mutual funds, representing the deferred compensation asset balances are considered to be trading securities. The following table summarizes the differences between amortized cost and fair value of investments as of December 31, 2016 (in thousands):

	December 31, 2016
			Gross unrealized
	Maturities	Amortized Cost	Gain	Loss	Fair Value
Short-term
Corporate notes and bonds	1 year or less	$22,747	$2	$(3)	$22,746
Certificate of deposit	1 year or less	25,000	—	—	25,000
Total		$47,747	$2	$(3)	$47,746
The above table does not include $1.7 million of mutual funds for December 31, 2016, which are recorded as trading securities.
As of December 31, 2017 and 2016, respectively, there were no investments that were in an unrealized loss position for less than, or greater than, 12 months. The Company accumulates unrealized gains and losses on the available-for-sale debt securities, net of tax, in accumulated other comprehensive gain (loss) in the stockholders’ equity section of the Company's balance sheets.
5. Accounts Receivable, Net
Accounts receivable, net, consists of the following (in thousands):

	As of December 31,
	2017	2016
Accounts receivable	$44,656	$42,611
Less allowance for doubtful accounts	17,579	16,154
Accounts receivable, net	$27,077	$26,457
There are an immaterial amount of accounts receivable, net, at each balance sheet date with a payment due date of greater than one year.
The following table presents the changes in the allowance for doubtful accounts for accounts receivable for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the year ended December 31, 2017	$16,154	$32,151	$(30,726)	$17,579
For the year ended December 31, 2016	$10,114	$32,423	$(26,383)	$16,154
For the year ended December 31, 2015	$27,567	$29,782	$(47,235)	$10,114

(1)	Deductions represent accounts written off, net of recoveries.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	As of December 31,
	2017	2016
Prepaid expenses	$6,195	$7,160
Prepaid licenses	4,882	5,183
Income tax receivable	8,889	7,432
Prepaid insurance	1,215	1,291
Insurance recoverable	665	702
Legal insurance recoverable	527	325
Interest receivable	—	142
Other current assets	15	1,232
Total prepaid expenses and other current assets	$22,388	$23,467
7. Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of December 31,
	2017	2016
Furniture and office equipment	$43,330	$41,528
Software	12,313	11,979
Leasehold improvements	5,445	4,332
Vehicles	22	22
Total property and equipment	61,110	57,861
Less accumulated depreciation and amortization	(50,676)	(45,643)
Total property and equipment, net	$10,434	$12,218
Depreciation and amortization expense associated with property and equipment totaled $5.5 million, $8.4 million and $13.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

8. Goodwill and Intangibles, Net
Goodwill and intangibles, net, consists of the following (in thousands):

	December 31, 2017
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,463	$(19,300)	$2,163
Purchased intangible assets	15,850	(5,987)	9,863
Total definite-lived intangible assets	$37,313	$(25,287)	$12,026
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$14,593

	December 31, 2016
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,153	$(17,397)	$3,756
Purchased intangible assets	15,850	(4,754)	11,096
Total definite-lived intangible assets	$37,003	$(22,151)	$14,852
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$17,419
Goodwill and indefinite-lived intangibles includes the goodwill resulting from prior period acquisitions and the indefinite-lived intangibles attributable to the accreditation of the Company's institutions. Definite-lived intangibles include trademark agreements and digital course materials.
For the years ended December 31, 2017, 2016 and 2015, amortization expense was $3.4 million, $4.7 million and $5.7 million, respectively. The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
2018	$2,497
2019	1,793
2020	1,497
2021	1,299
2022	1,236
Thereafter	3,704
Total future amortization expense	$12,026

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

9. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of the following (in thousands):

	As of December 31,
	2017	2016
Accounts payable	$5,619	$4,519
Accrued salaries and wages	8,573	8,967
Accrued bonus	6,924	5,087
Accrued vacation	8,237	9,313
Accrued litigation and fees	9,886	13,946
Accrued expenses	16,024	15,793
Rent liability	12,971	17,232
Accrued insurance liability	2,931	3,009
Total accrued liabilities	$71,165	$77,866
10. Deferred Revenue and Student Deposits
Deferred revenue and student deposits consists of the following (in thousands):

	As of December 31,
	2017	2016
Deferred revenue	$19,135	$21,733
Student deposits	49,072	52,933
Total deferred revenue and student deposits	$68,207	$74,666
11. Other Long-Term Liabilities
Other long-term liabilities consists of the following (in thousands):

	As of December 31,
	2017	2016
Uncertain tax positions	$8,893	$8,216
Other long-term liabilities	3,815	5,414
Total other long term liabilities	$12,708	$13,630
12. Credit Facilities
The Company has issued letters of credit that are collateralized with cash in the aggregate amount of $8.3 million, which is included as restricted cash as of December 31, 2017.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. The Company has entered into a surety bond facility with an insurance company to provide such bonds when required. As of December 31, 2017, the Company's total available surety bond facility was $3.5 million and the surety had issued bonds totaling $3.2 million on the Company's behalf under such facility.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

13. Lease Obligations
Operating leases
The Company leases certain office facilities and office equipment under non-cancelable lease arrangements that expire at various dates through 2023. The office leases contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $15.0 million, $23.3 million and $38.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Rent expense in certain periods also includes the restructuring and impairment charges recorded and therefore, may differ significantly from cash payments. For additional information, see Note 3, “Restructuring and Impairment Charges.”
The following table summarizes the future minimum rental payments under non-cancelable operating lease arrangements in effect at December 31, 2017 (in thousands):

Year Ended December 31,
2018	$31,400
2019	20,833
2020	9,504
2021	5,112
2022	1,558
Thereafter	390
Total minimum payments	$68,797
The Company has agreements to sublease certain portions of its office facilities, with three active subleases as of December 31, 2017. The Company is subleasing approximately 28,300 square feet of office space in San Diego, California with a commitment to lease for 28 months and a net sublease value of $1.7 million. In addition, the Company is subleasing approximately 72,000 square feet of office space in Denver, Colorado with a commitment to lease for 44 months and a net sublease value of $4.7 million.
14. Income (Loss) Per Share
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The following table sets forth the computation of basic and diluted income (loss) per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss)	$10,537	$(30,040)	$(70,454)
Denominator:
Weighted average number of common shares outstanding	32,058	46,228	45,665
Effect of dilutive options and restricted stock units	736	—	—
Diluted weighted average number of common shares outstanding	32,794	46,228	45,665
Income (loss) per share:
Basic	$0.33	$(0.65)	$(1.54)
Diluted	$0.32	$(0.65)	$(1.54)
The following table sets forth the number of stock options, RSUs and PSUs excluded from the computation of diluted loss per share for the periods indicated because their effect was anti-dilutive (in thousands):

	Year Ended December 31,
	2017	2016	2015
Options	1,850	4,359	5,063
RSUs and PSUs	6	730	762
15. Stock-Based Compensation
The Company recorded $3.6 million, $7.3 million and $9.7 million of compensation expense related to equity awards for the years ended December 31, 2017, 2016 and 2015, respectively. The related income tax benefit was $1.4 million, $2.7 million and $3.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. However, there was no net tax benefit recorded for the equity awards, as the Company was in a full valuation allowance position for the years ended December 31, 2017, 2016 and 2015. The Company records stock-based compensation expense over the vesting term using the graded-vesting method.
Stock Options
The Company grants stock options from its 2009 Stock Incentive Plan (the “2009 Plan”). The compensation committee of the Company's board of directors, or the full board of directors, determines eligibility, vesting schedules and exercise prices for stock options granted under the 2009 Plan. Stock options granted under the 2009 Plan typically have a maximum contractual term of 10 years, subject to the option holder's continuing service with the Company. Stock options are generally granted with a four-year vesting requirement, pursuant to which the option holder must continue providing service to the Company at the applicable vesting date. All stock options granted during the years ended December 31, 2017, 2016 and 2015 were awarded pursuant to the 2009 Plan. Under the 2009 Plan, the number of authorized shares is subject to automatic increase each January 1 through and including January 1, 2019, pursuant to a formula contained in the 2009 Plan, without the need for further approval by the Company's board of directors or stockholders.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The following table presents a summary of stock option activity during the years ended December 31, 2017, 2016 and 2015 (in thousands, except for exercise prices and contractual terms):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
December 31, 2014	5,168	$14.26	5.73	$7,732
Granted	455	$9.44
Exercised	(206)	$1.38
Forfeitures and expired	(764)	$18.15
December 31, 2015	4,653	$13.72	4.84	$2,556
Granted	375	$10.44
Exercised	(306)	$4.35
Forfeitures and expired	(1,115)	$15.41
December 31, 2016	3,607	$13.64	4.80	$2,025
Granted	332	$10.44
Exercised	(537)	$7.17
Forfeitures and expired	(502)	$15.51
December 31, 2017	2,900	$14.15	4.23	$—
Vested and expected to vest at December 31, 2017	2,848	$14.22	4.15	$—
Exercisable at December 31, 2017	2,467	$14.79	3.46	$—
As of December 31, 2017, the Company had 4.3 million shares of common stock reserved for issuance upon the exercise of outstanding stock options and settlement of outstanding stock awards under the Company's equity incentive plans. Shares issued upon stock option exercises and settlements of stock awards are drawn from the authorized but unissued shares of common stock.
During the year ended December 31, 2017, there were 0.5 million stock options exercised with an intrinsic value of $2.7 million. The windfall tax benefit realized from these exercises was $0.3 million. The Company also realized a total tax benefit shortfall of $1.6 million. During the year ended December 31, 2016, there were 0.3 million stock options exercised with an intrinsic value of $1.2 million. The windfall tax benefit realized from these exercises was $0.3 million. The Company also realized a total tax benefit shortfall of $3.4 million. During the year ended December 31, 2015, there were 0.2 million stock options exercised with an intrinsic value of $1.6 million. The windfall tax benefit realized from these exercises was $0.5 million. The Company also realized a total tax benefit shortfall of $1.0 million.
Approximately 0.3 million and 1.0 million stock options expired during the years ended December 31, 2017 and 2016, respectively.
The fair value of each stock option award granted during the years ended December 31, 2017, 2016 and 2015 was estimated on the date of grant using the Black-Scholes option pricing model. The Company's determination of the fair value of share-based awards is affected by the Company's common stock price as well as assumptions regarding a number of complex and subjective variables.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Below is a summary of the assumptions used for the stock options granted in the years indicated.

	2017	2016	2015
Weighted average exercise price per share	$10.44	$10.44	$9.44
Risk-free interest rate	2.1%	1.4%	1.6%
Expected dividend yield	—	—	—
Expected volatility	47.2%	49.8%	50.7%
Expected life (in years)	5.75	5.75	5.75
Forfeiture rate	11.0%	9.0%	7.0%
Weighted average grant date fair value per share	$4.76	$4.91	$4.52
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
As of December 31, 2017, 2016 and 2015, there was $0.9 million, $1.4 million and $1.7 million, respectively, of unrecognized compensation costs related to unvested stock options. At December 31, 2017, the unrecognized compensation costs of stock options were expected to be recognized over a weighted average period of 1.1 years.
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
During the year ended December 31, 2015, the Company had granted PSUs under the 2009 Plan to certain individuals. No PSUs were granted during either of the years ended December 31, 2017 or 2016. Each PSU represents the future issuance of one share of the Company's common stock contingent upon achievement of the applicable performance target and the recipient's continued service with the Company through the applicable vesting date. Certain of the PSUs may be earned based on the achievement of the Company's stock price, a market-based measure, and certain of the PSUs may be earned based on the the Company's diluted income per share, a performance-based measure.
With respect to each award of PSUs, vesting is based upon the achievement of the applicable performance target, and subject to the employee's continued service with the Company through the applicable vesting date. If prior to the vesting date the employee's status as a full-time employee is terminated, the unvested PSUs are automatically canceled on the employment termination date, unless otherwise specified in an employee's individual employment agreement. PSUs are amortized over the applicable vesting period using the graded-vesting method. The fair value of the portion of the PSU awards subject to earning based on the achievement of a performance-based measure was based on the Company's stock price as of the date the applicable performance target was approved by the Company's board of directors. Compensation cost for the portion of the PSU awards subject to earning based on the achievement of a performance-based measure is recorded based on the probable outcome of the performance conditions associated with the shares, as determined by management. The fair value of the portion of the PSU awards subject to earning based on the achievement of a market-based measure was estimated based on the Company's stock price as of the date of grant using a Monte Carlo simulation model.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The assumptions for the portion of the PSU awards subject to earning based on the achievement of a market-based measure are noted in the following table:

2015
Grant price per share	$9.46
Risk-free interest rate	0.7%
Expected dividend yield	—
Historical volatility	50.0%
Expected life (in years)	4.0
Forfeiture rate	7.0%
Weighted average grant date fair value per share	$4.04
A summary of the RSU and PSU activity and related information is as follows (in thousands, except for exercise prices and contractual terms):

	Restricted Stock Units and Performance Stock Units
	Time-Based RSU		Performance-Based PSU		Market-Based PSU
	Number of Shares	Weighted Average Purchase Price	Number of Shares	Weighted Average Purchase Price	Number of Shares	Weighted Average Purchase Price
Balance at December 31, 2014	1,279	$12.63	—	—	975	$5.39
Awarded	983	$9.33	456	$9.86	229	$4.04
Vested	(353)	$12.34	—	—	—	—
Canceled	(519)	$11.51	(97)	$9.86	(238)	$5.21
Balance at December 31, 2015	1,390	$10.78	359	$9.86	966	$5.11
Awarded	505	$10.18	—	—	—	—
Vested	(472)	$10.84	—	—	—	—
Canceled	(289)	$10.69	(92)	$9.86	(231)	$5.19
Balance at December 31, 2016	1,134	$10.52	267	$9.86	735	$5.09
Awarded	473	$10.45	—	—	—	—
Vested	(461)	$10.58	—	—	—	—
Canceled	(302)	$10.51	(103)	$9.86	(300)	$5.04
Balance at December 31, 2017	844	$10.45	164	$9.86	435	$5.13
As of December 31, 2017 and 2016, there was $3.6 million and $4.7 million, respectively, of unrecognized compensation costs related to unvested RSUs. At December 31, 2017, the unrecognized compensation costs of RSUs were expected to be recognized over a weighted average period of 1.2 years.
During the year ended December 31, 2017, 0.5 million RSUs vested and were released with a market value of $4.8 million. The related windfall tax benefit realized was $0.1 million, and the related tax benefit shortfall realized was $0.1 million. During the year ended December 31, 2016, 0.5 million RSUs vested and were released with a market value of $4.8 million. The related windfall tax benefit realized was $0.1 million, and the related tax benefit shortfall realized from the RSUs released was $0.2 million. During the year ended December 31, 2015, 0.4 million RSUs vested and were released with a market value of $3.3 million. There was no related windfall tax benefit realized, and the related tax benefit shortfall realized from the RSUs released was $0.4 million.
As of December 31, 2017, there was $0.3 million of unrecognized compensation costs related to unvested PSUs. At December 31, 2017, the unrecognized compensation costs of PSUs were expected to be recognized over a weighted average

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

period of 0.7 years, to the extent the applicable performance criteria are met. No PSUs vested during the years ended December 31, 2017, 2016 or 2015.
16. Stock Repurchase Programs
The Company's board of directors (“board”) may authorize the Company to repurchase outstanding shares of its common stock from time to time in the open market through block trades or otherwise depending on market conditions and other considerations, pursuant to the applicable rules of the Securities and Exchange Commission (“SEC”). The Company's policy is to retain these repurchased shares as treasury shares and not to retire them. The amount and timing of future share repurchases, if any, will be determined as market and business conditions warrant.
The Company did not repurchase any shares of its common stock during either of the years ended December 31, 2016 or 2015. On March 10, 2017, the Company repurchased approximately 18.1 million shares of the Company's common stock for an aggregate purchase price of approximately $152.0 million, including fees.
On November 17, 2017, the Company's board then authorized a share repurchase program of up to $20.0 million in aggregate value of shares of its common stock, over the next 12 months. The timing and extent of any repurchases will depend upon market conditions, the trading price of the Company's shares and other factors, and subject to the restrictions relating to volume, price and timing under applicable law. The Company may commence or suspend share repurchases at any time or from time to time.
Separate from the authorized repurchase program noted above, on November 21, 2017, the Company repurchased 2.1 million shares of the Company's common stock for an aggregate purchase price of approximately $16.7 million, including fees.
17. Income Taxes
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

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(1,091)	$(8,433)	$(10,370)
State	517	530	(309)
	(574)	(7,903)	(10,679)
Deferred:
Federal	(605)	25	33,482
State	5	3	7,462
	(600)	28	40,944
Total	$(1,174)	$(7,875)	$30,265
On December 22, 2017, President Donald Trump signed into law H.R.1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”). The Tax Legislation significantly revised the U.S. tax code that will affect the Company's year ending December 31, 2018, including, but not limited to, lowering the U.S. federal corporate income tax rate from 35% to 21%; bonus depreciation that will allow for full expensing of qualified property; limitations on the deductibility of certain executive compensation and other deductions; and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. The enactment of the Tax Legislation resulted in a one-time remeasurement of the Company's U.S. federal deferred tax assets and liabilities from 35% to the lower enacted corporate tax rate or 21%. The provisional remeasurement of the Company's deferred tax balance was primarily offset by a corresponding change in the valuation allowance.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
As of December 31, 2017, the Company continues to record a full valuation allowance against all net deferred tax assets, as was the case at December 31, 2016. The Company intends to maintain a valuation allowance against its deferred tax assets until sufficient positive evidence exists to support its reversal.
Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are paid or recovered.
Significant components of the Company’s deferred tax assets and liabilities and balance sheet classifications are as follows (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss	$2,414	$1,052
Fixed assets	(291)	(1,241)
Bad debt	1,506	1,979
Vacation accrual	1,880	3,249
Stock-based compensation	6,435	12,827
Deferred rent	4,818	12,687
State tax	1,520	2,534
Bonus accrual	1,372	1,873
Accrued expenses	3,711	5,994
Revenue reserves	104	135
Other	766	760
Total deferred tax assets	24,235	41,849
Valuation allowance	(23,891)	(41,849)
Net deferred tax assets	344	—
Deferred tax liabilities:
Indefinite-lived intangibles	(517)	(773)
Total deferred tax liabilities	(517)	(773)
Total net deferred tax assets (liabilities)	$(173)	$(773)
At December 31, 2017, the Company had federal net operating loss carryforwards of $5.5 million, which are available to offset future taxable income. The federal net operating loss carryforwards will begin to expire in 2021. The Company’s utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Section 382 of Internal Revenue Code of 1986, as amended.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The following table presents a reconciliation of the income tax expense (benefit) computed using the federal statutory tax rate of 35% and the Company's provision for income taxes (in thousands):

	Year Ended December 31,
	2017		2016		2015
Computed expected federal tax expense	$3,277	35.0%	$(13,270)	35.0%	$(14,066)	35.0%
State taxes, net of federal benefit	321	3.4	(551)	1.5	(655)	1.6
Permanent differences	(362)	(3.8)	341	(0.9)	1,033	(2.6)
Penalty	—	—	2,800	(7.4)	—	—
Uncertain tax positions	677	7.2	346	(1.0)	480	(1.2)
Credits	(466)	(4.9)	(402)	1.1	(206)	0.5
Stock compensation	1,277	13.6	116	(0.3)	1,246	(3.1)
Federal tax rate change	11,974	127.9	—	—	—	—
Valuation allowance	(17,958)	(191.8)	2,708	(7.1)	42,419	(105.5)
Other	86	0.9	37	(0.1)	14	—
Income tax expense (benefit)	$(1,174)	(12.5)%	$(7,875)	20.8%	$30,265	(75.3)%
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2017	2016	2015
Unrecognized tax benefits at beginning of period	$20,248	$20,589	$20,877
Gross increases-tax positions in prior period	427	176	169
Gross decreases-tax positions in prior period	(1,354)	(517)	(2)
Gross increases-current period tax positions	—	—	—
Settlements	—	—	(455)
Lapse of statute of limitations	(452)	—	—
Unrecognized tax benefits at end of period	$18,869	$20,248	$20,589
Included in the amount of unrecognized tax benefits at December 31, 2017 and 2016 is $14.8 million and $13.2 million, respectively, of tax benefits that, if recognized, would affect the Company's effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2017 and 2016 is $3.9 million and $7.1 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets. It is reasonably possible that the total amount of the unrecognized tax benefit will change during the next 12 months; however, the Company does not expect the potential change to have a material effect on the results of operations or financial position in the next year.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2017 and 2016, the Company had approximately $2.7 million and $2.4 million, respectively, of accrued interest, before any tax benefit, related to uncertain tax positions.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The tax years 2001 through 2016 are open to examination by major taxing jurisdictions to which the Company is subject.
The Company is currently under Internal Revenue Service audit examinations of the Company’s income and payroll tax returns for the years 2013 through 2016.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
The Company’s income tax returns are being audited by the Oregon Department of Revenue for the years 2012 through 2014. In January 2017, the Oregon Department of Revenue issued Notices of Deficiencies, which were appealed by the Company. The Company does not expect any significant adjustments to amounts already reserved.
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
Department of Education Open Program Review of Ashford University
On July 7, 2016, Ashford University was notified by the Department that an off-site program review had been scheduled to assess Ashford’s administration of the Title IV programs in which it participates. The off-site program review commenced on July 25, 2016 and covered students identified in the 2009-2012 calendar year data previously provided by Ashford to the Department in response to a request for information received from the Multi-Regional and Foreign School Participation Division of the Department’s Office of Federal Student Aid (the “FSA”) on December 10, 2015, but may be expanded if appropriate.
On December 9, 2016, the Department informed Ashford that it intended to continue the program review on-site at Ashford. The on-site program review commenced on January 23, 2017 and initially covers the 2015-2016 and 2016-2017 award years, but may be expanded if appropriate. To date, the Company has not received a draft report or any notice of deficiencies from the Department.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The “90/10” Rule
Under the Higher Education Act, a proprietary institution loses eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues from Title IV program funds for two consecutive fiscal years, as calculated in accordance with Department regulations. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single fiscal year is placed on provisional certification and may be subject to other enforcement measures. In September 2016, the Department issued new audit standards, for financial statement audits of proprietary institutions for fiscal years ending June 30, 2017 or later, which include a requirement that institutions must determine Title IV and non-Title IV revenue on a student by student basis. On the basis of this calculation, during the fiscal year ended December 31, 2017, Ashford University derived 80.8%, and University of the Rockies derived 86.1%, of their respective cash revenues from Title IV program funds. As previously reported, for fiscal years ended December 31, 2016 and 2015, Ashford University derived 81.2% and 80.9%, respectively, and University of the Rockies derived 86.5% and 86.6%, respectively, of their respective cash revenues from Title IV program funds.
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
The most recent official three-year cohort default rates for Ashford University for the 2014, 2013 and 2012 federal fiscal years, were 14.9%, 14.5% and 15.3%, respectively. The most recent official three-year cohort default rates for University of the Rockies for the 2014, 2013 and 2012 federal fiscal years, were 5.5%, 3.8% and 4.3%, respectively.
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
For the fiscal year ended December 31, 2016, the consolidated composite score calculated was 2.0, satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. For the fiscal year ended December 31, 2017, the Company expects the consolidated composite score to be 2.5. However, the consolidated calculation is subject to determination by the Department once it receives and reviews the Company's audited financial statements for the year ended December 31, 2017. Additionally, for the year ended December 31, 2017, the composite score at each of the Company's institutions is higher than the consolidated score.
Return of Title IV funds for students who withdraw
If a student who has received Title IV funds withdraws, the institution must determine the amount of Title IV program funds the student has earned pursuant to applicable regulations. If the student withdraws during the first 60% of any payment period (which, for undergraduate online students, is typically a 20-week term consisting of four five-week courses), the amount of Title IV funds that the student has earned is equal to a pro rata portion of the funds the student received or for which the student would otherwise be eligible for the payment period. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV funds received. If the student has not earned all of the Title IV funds disbursed, the institution must return the unearned funds to the appropriate lender or the Department in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If an institution's annual financial aid compliance audit in either of its two most recently completed fiscal years determines that 5% or more of such returns were not

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

timely made, the institution may be required to submit a letter of credit in favor of the Department equal to 25% of the amount of unearned Title IV funds the institution was required to return for its most recently completed fiscal year. For the fiscal year ended December 31, 2017, the Company's institutions did not exceed the 5% threshold for late refunds sampled.
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
The Department is currently conducting a program review to assess Ashford University’s administration of the Title IV programs in which it participates. For additional information, see “Department of Education Open Program Review of Ashford University” above.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
On July 6, 2017, Ashford University received approval from the Arizona State Approving Agency (“ASAA”)to provide GI Bill benefits to its students. On September 13, 2017, the VA accepted the ASAA’s approval, subject to Ashford’s compliance with the approval requirements and the University subsequently received a facility code from the VA. On November 9, 2017, the VA informed Ashford University that the ASAA had not provided sufficient evidence to establish that it has jurisdictional authority over Ashford’s online programs. The VA stated that they intend to suspend payment of educational assistance and approval of new student enrollments and student re-enrollments for Ashford University’s online programs in 60 days unless corrective action was taken.
On November 17, 2017, Ashford University filed a petition for review in the United States Court of Appeals for the Federal Circuit challenging the VA’s actions.  In response to that petition, the VA agreed to stay the actions with respect to suspension and reenrollment it had announced on November 9, 2017 through the entry of judgment in the Federal Circuit case, on the condition that Ashford request and submit an application for approval to CSAAVE on or before January 8, 2018. Ashford University submitted an application to CSAAVE for approval on January 5, 2018, which is currently pending with that agency. Although the Company cannot predict the eventual outcome of this litigation, the Company believes that in approving Ashford for GI Bill benefits, Arizona took all appropriate actions, followed correct procedures, and acted within the authority clearly delegated to the states by Congress. For additional information, see “Part II, Item 9B - Other information.”
19. Retirement Plans
The Company maintains an employee savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, participating employees may contribute a portion of their pre-tax earnings up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the 401(k) Plan in its sole discretion. The Company's total expense related to the 401(k) Plan was $2.9 million, $3.1 million and $3.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
The parties also discussed a potential resolution involving injunctive relief, other non-monetary remedies and a payment to the CA Attorney General and the Company recorded an expense of $8.0 million related to the cost of resolution of this matter.
The parties did not reach a resolution and on November 29, 2017, the CA Attorney General filed suit against Ashford University and Bridgepoint Education. The Company intends to vigorously defend this case and emphatically denies the allegations made by the CA Attorney General that it ever deliberately misled its students, falsely advertised its programs, or in any way were not fully accurate in its statements to investors. However, the outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. At, present, the Company cannot reasonably estimate any updated range of loss for this action based on currently available information and as such, the prior accrual remains.
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
Securities Class Actions
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
On October 11, 2012, the Adolph-Laroche action was consolidated with the Martinez action and the case is now captioned In re Bridgepoint, Inc. Shareholder Derivative Action. A consolidated complaint was filed on December 18, 2012 and the defendants filed a motion to stay the case while the underlying securities class action is pending. The motion was granted by the Court on April 11, 2013. A status conference was held on October 10, 2013, during which the Court ordered the stay continued for the duration of discovery in the underlying securities class action, but permitted the plaintiff to receive copies of any discovery responses served in the underlying securities class action. The stay was lifted following the settlement of the

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

underlying securities class action and all defendants filed demurrers on October 3, 2016, which were granted with leave to amend on October 6, 2017. On October 17, 2017, the plaintiff submitted a litigation demand to the Company's Board of Directors, which appointed a working group to evaluate the demand.
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
Nieder v. Ashford University, LLC
On October 4, 2016, Dustin Nieder filed a purported class action against Ashford University in the Superior Court of the State of California in San Diego. The complaint is captioned Dustin Nieder v. Ashford University, LLC and generally alleges various wage and hour claims under California law for failure to pay overtime, failure to pay minimum wages and failure to provide rest and meal breaks. The lawsuit seeks back pay, the cost of benefits, penalties and interest on behalf of the putative class members, as well as other equitable relief and attorneys' fees. On January 5, 2018, the parties reached a mediated agreement to settle the case, subject to court approval. Accordingly, the Company has accrued a liability of $1.8 million associated with this action.
21. Concentration of Risk
Concentration of Revenue
In 2017, Ashford University derived 80.8% and University of the Rockies derived 86.1% of their respective cash revenues from students whose source of funding is through Title IV programs, as calculated in accordance with Department regulations. See Note 18, “Regulatory - The “90/10” Rule.” Revenue derived from government tuition assistance for military personnel, including veterans, is not considered federal student aid for purposes of calculations under the 90/10 rule.
Title IV programs are subject to political and budgetary considerations and are subject to extensive and complex regulations. The Company's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potentially adverse actions including a suspension, limitation or termination proceeding, which could have a material adverse effect on the Company's enrollments, revenues and results of operations. Students obtain access to federal student financial aid through a Department-prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their expected length of study. Students typically apply the funds received from the federal financial aid programs first to pay their tuition and fees. Any remaining funds are distributed directly to the student, if requested.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
22. Quarterly Results of Operations (Unaudited)
The following tables set forth unaudited results of operations and certain operating results for each quarter during the years ended December 31, 2017 and 2016. The Company believes the information reflects all adjustments necessary to present fairly the information below. Basic and diluted income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted income (loss) per share information may not equal annual basic and diluted income (loss) per share.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2017
Revenue	$129,490	$124,581	$119,367	$104,959
Operating income (loss)	9,662	6,180	(1,503)	(6,487)
Net income (loss)	9,869	6,314	39	(5,685)
Income (loss) per share:
Basic	$0.23	$0.22	$0.00	$(0.20)
Diluted	$0.23	$0.21	$0.00	$(0.20)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2016
Revenue	$133,002	$137,970	$136,583	$119,535
Operating income (loss)	(16,299)	3,357	(8,823)	(18,456)
Net income (loss)	(10,112)	3,338	(9,477)	(13,789)
Income (loss) per share:
Basic	$(0.22)	$0.07	$(0.20)	$(0.30)
Diluted	$(0.22)	$0.07	$(0.20)	$(0.30)

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
Under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report that appears under Item 8, “Financial Statements and Supplementary Data.”
Changes in Internal Control Over Financial Reporting
We continually assess the adequacy of our internal control over financial reporting and make improvements as deemed appropriate. There have been no changes to our internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
On February 21, 2018, the California State Approving Agency for Veterans Education (“CSAAVE”), provided notice of its intention not to act on Ashford University’s initial application for approval for the training of veterans and other eligible persons. The notice directs Ashford to request approval of its application by the U.S. Department of Veterans Affairs. Ashford intends to respond to the notice by providing the additional information and continuing to work in good faith with CSAAVE and the Department of Veterans Affairs. For a copy of the notice, see Exhibit 99.2.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)    The following documents are included as part of this Annual Report on Form 10-K:
(1)    Financial Statements.
(2)    Financial Statement Schedules.
All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.
(3)    Exhibits.

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
		Acquisition Agreements
2.1		Purchase and Sale Agreement dated December 3, 2004, as amended, among The Franciscan University of the Prairies, the Sisters of St. Francis and the registrant.		X	S-1	2.1	February 17, 2009
2.2		Asset Purchase and Sale Agreement dated September 12, 2007 between the Colorado School of Professional Psychology and the registrant.		X	S-1	2.2	February 17, 2009
		Charter Documents and Instruments Defining Rights of Security Holders
3.1		Fifth Amended and Restated Certificate of Incorporation.		X	10-Q	3.1	May 21, 2009
3.2		Second Amended and Restated Bylaws.		X	S-1	3.4	March 20, 2009
4.1		Specimen of Stock Certificate.		X	S-1	4.1	March 30, 2009
4.2		Second Amended and Restated Registration Rights Agreement dated August 26, 2009 among the registrant and the other persons named therein.		X	S-1	4.4	September 4, 2009
		Employee Benefit Plans
10.1	*	Amended and Restated 2005 Stock Incentive Plan.		X	S-1	10.1	December 22, 2008
10.2	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Founders.		X	S-1	10.2	February 17, 2009
10.3	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Charlene Dackerman, Jane McAuliffe, Ross Woodard and other non-executive employees.		X	S-1	10.3	February 17, 2009
10.4	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Andrew S. Clark, Daniel J. Devine, Rodney T. Sheng and Christopher L. Spohn.		X	S-1	10.4	February 17, 2009
10.5	*	2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Robert Hartman.		X	S-1	10.12	February 17, 2009
10.6	*	Amended and Restated 2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Charlene Dackerman, Jane McAuliffe, Ross Woodard and other non-executive employees.		X	8-K	10.13	January 12, 2010
10.7	*	Amended and Restated 2005 Stock Incentive Plan-Form of Stock Option Agreement and Notice of Option Grant for Andrew S. Clark, Daniel J. Devine, Rodney T. Sheng and Christopher L. Spohn.		X	8-K	10.14	January 12, 2010

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.8	*	Amended and Restated 2005 Stock Incentive Plan-Amendment to Stock Option Award		X	S-1	10.33	March 30, 2009
10.9	*	Amended and Restated 2009 Stock Incentive Plan.		X	8-K	10.1	May 16, 2013
10.10	*	First Amendment to Amended and Restated 2009 Stock Incentive Plan.		X	S-8	99.2	January 17, 2017
10.11	*	Amended and Restated 2009 Stock Incentive Plan - Form of Nonstatutory Stock Option Agreement for Executives and Senior Management.		X	S-8	99.4	May 13, 2009
10.12	*	Amended and Restated 2009 Stock Option Plan - Form of Nonstatutory Stock Option Agreement (effective March 2011).		X	10-Q	10.3	May 3, 2011
10.13	*	Amended and Restated 2009 Stock Incentive Plan - Form of Incentive Stock Option Agreement for Executives and Senior Management.		X	S-8	99.5	May 13, 2009
10.14	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (Deferred Settlement).		X	8-K	99.1	June 27, 2011
10.15	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (General).		X	8-K	99.2	June 27, 2011
10.16	*	Amended and Restated 2009 Stock Incentive Plan - Form of Performance Stock Unit Award Agreement.		X	8-K	10.1	December 23, 2014
10.17	*	Amended and Restated 2009 Stock Incentive Plan - Amendment to Performance Stock Unit Award Agreement.		X	10-K	10.16	March 10, 2015
10.18	*	Amended and Restated 2009 Stock Incentive Plan - Form of Performance Cash Award Agreement (with Performance Component)		X	10-Q	10.1	August 2, 2016
10.19	*	Amended and Restated 2009 Stock Incentive Plan - Form of Performance Cash Award Agreement (General)		X	10-Q	10.2	August 2, 2016
10.20	*	Form of Non-Plan Stock Option Agreement.		X	S-8	99.6	May 13, 2009
10.21	*	Form of Compensatory Warrant Agreement.		X	S-1	4.10	March 20, 2009
10.22	*	Amended and Restated Employee Stock Purchase Plan.		X	8-K	99.1	March 22, 2010
10.23	*	Bridgepoint Education Nonqualified Deferred Compensation Plan		X	10-Q	10.7	May 3, 2010
		Agreements with Executive Officers, Directors and Warburg Pincus
10.24	*	Amended and Restated Employment Agreement between Andrew S. Clark and the registrant.		X	10-K	10.20	March 10, 2015
10.25	*	Offer Letter to Diane Thompson.		X	S-1	10.28	March 20, 2009
10.26	*	Offer Letter to Anurag Malik, dated June 29, 2016.		X	10-K	10.33	March 7, 2017
10.27	*	Offer Letter to Thomas McCarty, dated December 2, 2016.		X	10-K	10.34	March 7, 2017
10.28	*	Amended and Restated Executive Severance Plan.		X	10-Q	10.1	August 4, 2015
10.29	*	Amended and Restated Form of Severance Agreement under the Executive Severance Plan.		X	10-K	10.36	March 7, 2017
10.30	*	Offer Letter to Dale Crandall.		X	S-1	10.30	March 20, 2009
10.31	*	Form of Indemnification Agreement.		X	10-K	10.33	March 8, 2016
10.32	*	Stock Ownership Guidelines (effective May 14, 2013).		X	10-K	10.33	March 17, 2014
10.33		Nominating Agreement between Warburg Pincus and the registrant.		X	S-1	10.11	February 17, 2009
		Material Real Estate Agreements
10.34	†	Standard Form Modified Gross Office Lease dated October 22, 2008, and addendum, with Sunroad Centrum Office I, L.P. related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	S-1	10.17	March 2, 2009
10.35	†	First Amendment to Standard Form Modified Gross Office Lease dated September 16, 2011, with Sunroad Centrum Office I, L.P., related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	10-Q	10.4	December 16, 2011
10.36	†	Office Lease dated February 28, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-Q	10.1	May 3, 2011
10.37	†	Commencement Date Memorandum and First Amendment to Office Lease dated November 18, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-K	10.55	March 7, 2012

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.38	†	Lease dated August 8, 2011, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.3	November 1, 2011
10.39	†	First Amendment dated June 28, 2012, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.2	August 7, 2012
10.40		Purchase Agreement and Escrow Instructions, dated December 21 2015, with Clinton Catalyst, LLC.		X	10-K	10.58	March 8, 2016
10.41		Lease Agreement, dated December 29, 2015, with Clinton Catalyst, LLC		X	10-K	10.59	March 8, 2016
		Material Strategic Agreements
10.42	†	Master Services and License Agreement dated September 29, 2009, with eCollege.com		X	8-K	99.1	October 1, 2009
10.43	†	First Addendum to Master Services and License Agreement dated November 9, 2009 with eCollege.com		X	10-K	10.45	March 2, 2010
10.44	†	Second Addendum to Master Services and License Agreement dated December 15, 2009 with eCollege.com		X	10-K	10.46	March 2, 2010
10.45	†	Third Addendum to Master Services and License Agreement dated January 12, 2010 with eCollege.com		X	10-K	10.47	March 2, 2010
10.46	†	Fourth Addendum to Master Services and License Agreement dated October 14, 2010 with eCollege.com		X	10-K	10.54	March 2, 2011
10.47	†	Fifth Addendum to Master Services and License Agreement dated January 30, 2015 with eCollege.com		X	8-K	10.1	February 3, 2015
10.48	†	Software License Agreement and Campuscare Support Agreement between Campus Management Corp. and the registrant.		X	S-1	10.21	March 30, 2009
10.49	†	Addenda to Software License Agreement with Campus Management Corp. dated June 29, 2009.		X	10-Q	10.5	August 11, 2009
10.50	†	Addendum to CampusCare Maintenance and Support Agreement dated February 11, 2011 with Campus Management Corporation.		X	10-Q	10.2	May 3, 2011
10.51	†	CampusCare Maintenance and Support Renewal dated December 28, 2011, with Campus Management Corp.		X	10-K	10.67	March 7, 2012
10.52	†	Addendum to Software License Agreement with Campus Management Corp. dated June 29, 2012.		X	10-K	10.72	March 12, 2013
10.53	†	Addendum to CampusCare Support Agreement dated June 29, 2012 with Campus Management Corporation.		X	10-K	10.73	March 12, 2013
10.54	†	CampusCare Maintenance and Support Renewal dated December 10, 2012, with Campus Management Corp.		X	10-K	10.68	March 17, 2014
10.55	†	CampusCare Maintenance and Support Renewal dated October 24, 2013, with Campus Management Corp.		X	10-K	10.69	March 17, 2014
10.56	†	Addendum to Software License Agreement with Campus Management Corp. dated April 1, 2014.		X	10-Q	10.1	August 7, 2014
10.57	†	Addendum to CampusCare Support Agreement dated April 1, 2014 with Campus Management Corp.		X	10-Q	10.2	August 7, 2014
10.58	†	CampusCare Maintenance and Support Renewal dated January 20, 2016, with Campus Management Corp.		X	10-K	10.76	March 8, 2016
10.59	†	Campusnet Infrastructure as a Service (IaaS) Agreement, dated June 30, 2016, with Campus Management Corp.		X	10-Q	10.4	August 2, 2016
10.60	†	CampusCare Maintenance and Support Renewal, dated June 30, 2016, with Campus Management Corp.		X	10-Q	10.5	August 2, 2016
10.61	†	Addendum to CampusCare Support Agreement, dated June 30, 2016, with Campus Management Corp.		X	10-Q	10.6	August 2, 2016
10.62		General Services Agreement dated January 1, 2009 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-K	10.68	March 7, 2012
10.63		Amendment One to General Services Agreement dated July 14, 2011 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-Q	10.4	August 2, 2011
10.64	†	Amendment One to Task Order One (Central Financial Aid Processing) dated January 2, 2012 between Affiliated Computer Services, Inc. and Ashford University, LLC.		X	10-K	10.70	March 7, 2012
10.65		General Services Agreement dated January 1, 2009 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-K	10.71	March 7, 2012

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.66		Amendment One to General Services Agreement dated July 15, 2011 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-Q	10.5	August 2, 2011
10.67	†	Amendment One to Task Order One (Central Financial Aid Processing) dated January 2, 2012 between Affiliated Computer Services, Inc. and University of the Rockies, LLC.		X	10-K	10.73	March 7, 2012
10.68	†	License Agreement dated October 31, 2013 between Forbes Education Holdings, Bridgepoint Education, Inc. and Ashford University, LLC.		X	10-K	10.76	March 17, 2014
10.69		First Amendment to License Agreement, dated July 12, 2016, between Forbes Education Holdings, LLC, Bridgepoint Education, Inc. and Ashford University, LLC		X	10-Q	10.2	November 8, 2016
10.70		Private Cloud Services Agreement, dated December 15, 2015, with North American Communications Resource, Inc.		X	10-K	10.84	March 8, 2016
10.71	†	Master SAAS Agreement, dated April 22, 2016, with Regent Education, Inc.		X	10-Q	10.3	August 2, 2016
10.72	†	Services Order Form, dated September 20, 2016, with Instructure, Inc.		X	10-Q	10.1	November 8, 2016
		Code of Ethics
14.1		Amended and Restated Code of Ethics		X	8-K	14.1	December 1, 2009
		Subsidiaries
21.1		List of subsidiaries of the registrant.	X
		Consent and Power of Attorney
23.1		Consent of independent registered public accounting firm, Deloitte and Touche LLP	X
23.2		Consent of independent registered public accounting firm, PricewaterhouseCoopers LLP	X
24.1		Power of Attorney (included on signature page).	X
		Certifications Required by Sarbanes-Oxley Act of 2002
31.1
Certification of Andrew S. Clark, CEO and President, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
			X
31.2
Certification of Joseph L. D'Amico, Interim Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
			X
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew S. Clark, CEO and President, and Joseph L. D'Amico, Interim Chief Financial Officer
			X
99.1		Disclosure required pursuant to Section 13(r) of the Securities Exchange Act of 1934	X
99.2		CSAAVE Notice, dated February 21, 2018	X
		Interactive Data
101	‡
The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 21, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) the Consolidated Statements of Income (Loss) for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015; (iv) the Consolidated Statements of Stockholder's Equity for the three years ended December 31, 2017; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) the Notes to Annual Consolidated Financial Statements.
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

BRIDGEPOINT EDUCATION, INC.

/s/ ANDREW S. CLARK
Andrew S. Clark (CEO and President)
Dated: February 21, 2018
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew S. Clark and Joseph L. D'Amico, jointly and severally, as his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
.

Name	Title	Date
/s/ ANDREW S. CLARK	CEO and President (Principal Executive Officer) and a Director	February 21, 2018
Andrew S. Clark

/s/ JOSEPH L. D'AMICO	Interim Chief Financial Officer (Principal Financial Officer)	February 21, 2018
Joseph L. D'Amico

/s/ STEVEN BURKHOLDER	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 21, 2018
Steven Burkholder

/s/ RYAN CRAIG	Director	February 21, 2018
Ryan Craig

/s/ DALE CRANDALL	Director	February 21, 2018
Dale Crandall

/s/ PATRICK HACKETT	Director	February 21, 2018
Patrick T. Hackett

/s/ ROBERT HARTMAN	Director	February 21, 2018
Robert Hartman

/s/ MICHAEL B. HORN	Director	February 21, 2018
Michael B. Horn

/s/ VICTOR NICHOLS	Director	February 21, 2018
Victor Nichols

/s/ GEORGE PERNSTEINER	Director	February 21, 2018
George Pernsteiner