Form 10-Q
period 2018-03-31
Bridgepoint Education Inc
filed 2018-05-01
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of April 26, 2018, was 27,353,520.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of March 31, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$171,178	$185,098
Restricted cash	17,457	20,428
Investments	2,121	2,065
Accounts receivable, net	33,594	27,077
Prepaid expenses and other current assets	21,394	22,388
Total current assets	245,744	257,056
Property and equipment, net	10,019	10,434
Goodwill and intangibles, net	14,170	14,593
Other long-term assets	4,814	5,456
Total assets	$274,747	$287,539
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$66,182	$71,165
Deferred revenue and student deposits	61,698	68,207
Total current liabilities	127,880	139,372
Rent liability	6,030	7,001
Other long-term liabilities	12,773	12,708
Total liabilities	146,683	159,081
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both March 31, 2018, and December 31, 2017	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 65,073 and 64,887 issued, and 27,344 and 27,158 outstanding, at March 31, 2018 and December 31, 2017, respectively	651	649
Additional paid-in capital	202,213	201,755
Retained earnings	430,964	431,818
Treasury stock, 37,729 shares at cost at both March 31, 2018, and December 31, 2017	(505,764)	(505,764)
Total stockholders' equity	128,064	128,458
Total liabilities and stockholders' equity	$274,747	$287,539
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue	$118,031	$129,490
Costs and expenses:
Instructional costs and services	56,862	63,039
Admissions advisory and marketing	48,194	44,762
General and administrative	12,748	12,027
Restructuring and impairment expense (credit)	(159)	—
Total costs and expenses	117,645	119,828
Operating income	386	9,662
Other income, net	250	443
Income before income taxes	636	10,105
Income tax expense (benefit)	(1,661)	236
Net income	$2,297	$9,869
Income per share:
Basic	$0.08	$0.23
Diluted	$0.08	$0.23
Weighted average number of common shares outstanding used in computing income per share:
Basic	27,164	42,100
Diluted	27,564	42,997
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$2,297	$9,869
Other comprehensive income, net of tax:
Unrealized gains on investments	—	1
Comprehensive income	$2,297	$9,870
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2016	64,035	$641	$195,854	$421,281	$(1)	$(337,069)	$280,706
Stock-based compensation	—	—	900	—	—	—	900
Exercise of stock options	139	1	1,298	—	—	—	1,299
Stock issued under stock incentive plan, net of shares held for taxes	221	2	(1,483)	—	—	—	(1,481)
Stock repurchase	—	—	—	—	—	(152,000)	(152,000)
Net income	—	—	—	9,869	—	—	9,869
Unrealized gains on investments, net of tax	—	—	—	—	1	—	1
Balance at March 31, 2017	64,395	$644	$196,569	$431,150	$—	$(489,069)	$139,294

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2017	64,887	$649	$201,755	$431,818	$—	$(505,764)	$128,458
Adoption of accounting standards (Note 2)	—	—	—	(3,151)	—	—	(3,151)
Stock-based compensation	—	—	1,165	—	—	—	1,165
Stock issued under stock incentive plan, net of shares held for taxes	186	2	(707)	—	—	—	(705)
Net income	—	—	—	2,297	—	—	2,297
Balance at March 31, 2018	65,073	$651	$202,213	$430,964	$—	$(505,764)	$128,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$2,297	$9,869
Adjustments to reconcile net income to net cash used in operating activities:
Provision for bad debts	6,646	9,294
Depreciation and amortization	1,759	2,388
Amortization of premium/discount	—	20
Deferred income taxes	4	(1,284)
Stock-based compensation	1,165	900
Net gain on marketable securities	(14)	(76)
Reassessment of lease charges	(506)	—
Loss on disposal or impairment of fixed assets	9	66
Changes in operating assets and liabilities:
Accounts receivable	(15,849)	(15,762)
Prepaid expenses and other current assets	995	81
Other long-term assets	297	102
Accounts payable and accrued liabilities	(4,332)	(10,872)
Deferred revenue and student deposits	(6,973)	(2,872)
Other liabilities	(567)	(3,373)
Net cash used in operating activities	(15,069)	(11,519)
Cash flows from investing activities:
Capital expenditures	(809)	(1,293)
Purchases of investments	(747)	(37)
Capitalized costs for intangible assets	(265)	(114)
Sales of investments	704	—
Maturities of investments	—	17,725
Net cash (used in) provided by investing activities	(1,117)	16,281
Cash flows from financing activities:
Proceeds from exercise of stock options	—	1,299
Tax withholdings on issuance of stock awards	(705)	(1,481)
Repurchase of common stock	—	(152,000)
Net cash used in financing activities	(705)	(152,182)
Net decrease in cash, cash equivalents and restricted cash	(16,891)	(147,420)
Cash, cash equivalents and restricted cash at beginning of period	205,526	332,335
Cash, cash equivalents and restricted cash at end of period	$188,635	$184,915

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$235	$209
Issuance of common stock for vested restricted stock units	$1,957	$3,785

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$171,178	$164,733
Restricted cash	17,457	20,182
Total cash, cash equivalents and restricted cash	$188,635	$184,915
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
Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete annual financial statements and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on February 21, 2018. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary to present a fair statement of the Company’s condensed consolidated financial position, results of operations and cash flows as of and for the periods presented.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, or Accounting Standards Codification Topic 606 (“ASC 606”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (“ASC 605”). This literature is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting guidance also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, as well as assets recognized from costs incurred to obtain or fulfill a contract. On January 1, 2018, the Company adopted ASC 606 using the modified retrospective adoption method. In accordance with the modified retrospective adoption method, the Company elected to retroactively adjust only those contracts that did not meet the definition of a completed contract at the date of initial application. The new guidance impacted the amount and timing of the Company’s revenue recognition as follows:

•
Deferral of revenue recognition for the corporate full tuition grant (“FTG”) contracts that include a material right under ASC 606. This material right is deferred until the earlier of redemption or expiration.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•
Prior to the adoption of ASC 606, we recognized revenue to the extent of cash receipts when collectibility was not reasonably assured. Under ASC 606, collectibility issues may indicate an implied price concession, which is accounted for as variable consideration. Consequently, revenues for these types of contracts is accelerated, net of any amounts to which we expect to be entitled.

•
Under ASC 606, once a student is deemed to have a history of collection issues, all future revenues earned are subject to a price concession as the student has demonstrated that they may not pay the full tuition price based on past behavior. This results in a reduction in the transaction price such that revenue is recorded based on the amount to which the Company expects to be entitled.

At the date of adoption of ASC 606, the Company recorded a cumulative adjustment to its consolidated balance sheet, including an adjustment to retained earnings, to adjust for the aggregate impact of these revenue items, as calculated under the new guidance. The cumulative effect adjustment decreased the opening balance of retained earnings on January 1, 2018, as follows (in thousands):

	Closing balance at December 31, 2017	Adjustments due to ASC 606	Opening balance at January 1, 2018
Accounts receivable, net	$27,077	$(2,686)	$24,391

Deferred revenue and student deposits	$68,207	$465	$68,672
Retained earnings	$431,818	$(3,151)	$428,667
The following tables present the impact of changes to the condensed consolidated financial statement line items as a result of applying ASC 606 to the periods presented (in thousands):

	Three Months Ended March 31, 2018
	As Reported under ASC 606	Adjustments due to ASC 606	Amounts under ASC 605
Revenue	$118,031	$283	$118,314
Instructional costs and services	$56,862	$1,136	$57,998
Net income	$2,297	$(853)	$1,444

	As of March 31, 2018
	As Reported under ASC 606	Adjustments due to ASC 606	Amounts under ASC 605
Accounts receivable, net	$33,594	$2,248	$35,842
Deferred revenue and student deposits	$61,698	$(50)	$61,648
Retained earnings	$430,964	$(2,298)	$428,666
Comparative historical information on the condensed consolidated statement of income has not been restated and continues to be reported under ASC 605. For further information regarding the disaggregation of revenue recorded in the current period, refer to Note 3, “Revenue Recognition” to the condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the lease commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public companies should apply the amendments in ASU

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company currently expects to adopt ASU 2016-02 in its first quarter of 2019. During the first quarter of 2018, the Company was in process of completing its initial evaluation of its existing leases and contracts based upon the new standards and continues to evaluate the impact that the adoption of ASU 2016-02 will have on the Company’s condensed consolidated financial statements.
3. Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to the institutions’ students, in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods or services. Determining whether a valid customer contract exists includes an assessment of whether amounts due under the contract are collectible. The Company performs this assessment at the beginning of every contract and subsequently thereafter if new information indicates there has been a significant change in facts and circumstances.
The Company’s contracts with customers generally include multiple performance obligations, which it identifies by assessing whether each good and service promised in the contract is distinct. For each performance obligation, the Company allocates the transaction price, including fixed and variable consideration, on the basis of the relative standalone selling prices of each good and service in the contract, which is determined using observable prices.
The following table presents the Company’s net revenue disaggregated based on the revenue source (in thousands):

Three Months Ended March 31, 2018
Tuition revenue, net	$108,634
Digital materials revenue, net	5,926
Technology fee revenue, net	2,956
Other revenue, net (1)	515
Total revenue, net	$118,031

(1)	Primarily consists of revenues generated from services such as graduation fees, transcript fees, and other miscellaneous services.

The following table presents the Company’s net revenue disaggregated based on the timing of revenue recognition (in thousands):

Three Months Ended March 31, 2018
Over time, over period of instruction	$102,205
Over time, full tuition grant (1)	9,522
Point in time (2)	6,304
Total revenue, net	$118,031

(1)	Represents revenue generated from the corporate full tuition grant (“FTG”) program.

(2)	Represents revenue generated from digital textbooks and other one-time fees.

The Company operates under one reportable segment and has no foreign operations or assets located outside of the United States. For further information refer to Item 1. “Business” within the Company’s 2017 Form 10-K filed with the SEC on February 21, 2018.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The Company generates the majority of its revenue from tuition, technology fees, and digital materials related to students whose primary funding source is governmental funding. Tuition represents amounts charged for course instruction and technology fees represent amounts charged for the students’ use of the technology platform on which course instruction is delivered. Digital materials fees represent amounts charged for the digital textbooks that accompany the majority of courses taught at our institutions. With the exception of students attending courses within the three-week conditional admission period at Ashford University, the majority of tuition and technology fees are recognized as revenue as control of the services is transferred to the student, which occurs over the applicable period of instruction. Similarly, the majority of digital materials fees are recognized as revenue when control of the product has been transferred to the student, which occurs when the student is granted unrestricted access to the digital textbook, generally, on the first day of the course. Revenue generated from students within the conditional admission period is deferred and recognized when the student matriculates into the institution, which occurs in the fourth week of the course.
The Company's institutions' online students generally enroll in a program that encompasses a series of five to six-week courses that are taken consecutively over the length of the program. With the exception of those students under conditional admission and students enrolled under the FTG program, online students are billed on a payment period basis on the first day of a course. Students under conditional admission are billed for the payment period upon matriculation.
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
In certain cases, the Company's institutions provide scholarships to students who qualify under various programs. These scholarships are recognized as direct reductions of revenue consistent with the timing of recognition associated with the related performance obligations. Also, for some of our customers, we do not expect to collect 100% of the consideration to which we are contractually entitled and, as a result, those customers may receive discounts or price adjustments that, based on historical Company practice, represent implied price concessions and are accounted for as variable consideration. The majority of these price concessions relate to amounts charged to students for goods and services, which management has determined will not be covered by the student’s primary funding source (generally, government aid) and, as a result, the student will become directly financially responsible for them. The reduction in the transaction price that results from this estimate of variable consideration reflects the amount the Company does not expect to be entitled to in exchange for the goods and services it will transfer to the students, as determined using historical experience and current factors, and includes performing a constraint analysis. These estimates of variable consideration are recorded as direct reductions of revenue consistent with the timing of recognition associated with the related performance obligation.
A portion of tuition revenue, technology fee revenue, and digital materials revenue is generated from contracts with students enrolled under the corporate FTG program, which is a 12-month grant that, when combined with a corporate partner’s annual tuition assistance program, enables eligible students to earn their degree without incurring student loan debt. Students enrolled under this program are eligible to take up to ten undergraduate or eight graduate courses per 12-month grant period and must first utilize 100% of the funds awarded under their employer’s annual tuition assistance program before they can be awarded the FTG grant. The grants awarded by Ashford University under the FTG program are considered a material right, and, as such, the Company records a contract liability for a portion of the consideration received or due under these contracts. The contract liability is recorded in the ‘deferred revenue and student deposits’ line item on the Company’s condensed consolidated balance sheets, and further discussed in the deferred revenue section below. The standalone selling price of the material right is determined based on the observable standalone selling price of our courses. The transaction price in each FTG contract is allocated to this material right on a relative standalone selling price basis. The contract liability is recognized as revenue at the earlier of satisfaction of the future obligation or its expiration. Billing of products and services transferred under a FTG student

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

contract generally occurs after the conclusion of a course. There are no material differences between the timing of the products and services transferred and the payment terms.
Deferred Revenue
Deferred revenue consists of cash payments that are received or due in advance of the Company’s performance as well as deferrals associated with certain contracts that include a material right. Below are the opening and closing balances of deferred revenue from the Company’s contracts with customers (in thousands):

Deferred Revenue
Opening balance, January 1, 2018	$19,600
Closing balance, March 31, 2018	22,971
Increase (Decrease)	$3,371
For further information on deferred revenue and student deposits, refer to Note 7, “Other Significant Balance Sheet Accounts” and for further information on receivables, refer to Note 6, “Accounts Receivable, Net” within the condensed consolidated financial statements.
For the majority of the Company’s customers, payment for products and services is due at the beginning of each course. Under special circumstances, some of our customers may be offered non-interest bearing payment plan arrangements that can extend for up to a maximum of three years. These payment plan arrangements give rise to significant financing components. However, since the Company historically collects substantially all of the consideration to which it expects to be entitled under such payment plans within one year or less, the impact of these significant financing components is not material to any period presented.
The difference between the opening and closing balances of deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment. For the three months ended March 31, 2018, we recognized $14.7 million of revenues that were included in the deferred revenue balance as of January 1, 2018. Amounts reported in the closing balance of deferred revenue are expected to be recognized as revenue within the next 12 months.
4. Restructuring and Impairment Expense (Credit)
The Company has implemented various restructuring plans to better align its resources with its business strategy and the related amounts are recorded in the restructuring and impairment expense (credit) line item on the Company’s condensed consolidated statements of income. During the three months ended March 31, 2018, the Company recorded a total credit of $0.2 million to restructuring and impairment, which were comprised of the two components described below. There were no such charges during the three months ended March 31, 2017.
During the first quarter of 2018, the Company executed a strategic reorganization resulting in reductions in force. The reorganization was part of the Company’s overall reassessment of resources based upon benchmarking activities with competitors in the Company’s industry. As a result, for the three months ended March 31, 2018, the Company recognized $0.3 million as restructuring and impairment expense relating to severance costs for wages and benefits. There were no such charges during the three months ended March 31, 2017.
The Company had previously vacated or consolidated properties in San Diego and subsequently reassessed its obligations on non-cancelable leases. The fair value estimate of these non-cancelable leases is based on the contractual lease costs over the remaining term, partially offset by estimated future sublease rental income. As a result of a reassessment, during the three months ended March 31, 2018, the Company recognized a credit of $0.5 million as a reversal of the original estimated charge, which decreased restructuring charges relating to lease exit costs. There were no such charges during the three months ended March 31, 2017.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the changes in the Company's restructuring and impairment liability by type during the three months ended March 31, 2018 (in thousands):

	Student Transfer Agreement Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2017	$594	$195	$10,643	$11,432
Restructuring and impairment expense (credit)	—	347	(506)	(159)
Payments and adjustments	3	(216)	(3,803)	(4,016)
Balance at March 31, 2018	$597	$326	$6,334	$7,257
The restructuring liability amounts are recorded within either the (i) accounts payable and accrued liabilities account, (ii) rent liability account or (iii) other long-term liabilities account on the condensed consolidated balance sheets.
5. Investments
The following tables summarize the fair value information for investments as of March 31, 2018 and December 31, 2017, respectively (in thousands):

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Mutual funds	$2,121	$—	$—	$2,121

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Mutual funds	$2,065	$—	$—	$2,065
The mutual funds in the tables above, represent the deferred compensation asset balances, which are considered to be trading securities. There were no transfers between level categories for our investments during the periods presented. The Company’s money market securities are recorded in the cash and cash equivalents line item on the Company’s condensed consolidated balance sheets, and are classified as Level 1 securities.
There were no differences between amortized cost and fair value of investments as of March 31, 2018 and December 31, 2017, respectively. There were no reclassifications out of accumulated other comprehensive income during either the three months ended March 31, 2018 and 2017.
6. Accounts Receivable, Net
Accounts receivable, net, consists of the following (in thousands):

	As of March 31, 2018	As of December 31, 2017
Accounts receivable	$47,023	$44,656
Less allowance for doubtful accounts	(13,429)	(17,579)
Accounts receivable, net	$33,594	$27,077
There are an immaterial amount of accounts receivable, net, at each balance sheet date with a payment due date of greater than one year.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the changes in the allowance for doubtful accounts for accounts receivable for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions(1)	Ending Balance
Allowance for doubtful accounts receivable:
For the three months ended March 31, 2018	$(17,579)	$6,646	$(10,796)	$(13,429)
For the three months ended March 31, 2017	$(16,154)	$9,294	$(7,649)	$(17,799)

(1)	Deductions represent accounts written off, net of recoveries.
7. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	As of March 31, 2018	As of December 31, 2017
Prepaid expenses	$6,236	$6,195
Prepaid licenses	6,416	4,882
Income tax receivable	5,034	8,889
Prepaid insurance	2,388	1,215
Insurance recoverable	1,217	1,192
Other current assets	103	15
Total prepaid expenses and other current assets	$21,394	$22,388
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of March 31, 2018	As of December 31, 2017
Furniture and office equipment	$43,869	$43,330
Software	12,472	12,313
Leasehold improvements	5,403	5,445
Vehicles	22	22
Total property and equipment	61,766	61,110
Less accumulated depreciation and amortization	(51,747)	(50,676)
Total property and equipment, net	$10,019	$10,434
For the three months ended March 31, 2018 and 2017, depreciation and amortization expense related to property and equipment was $1.1 million and $1.4 million, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Goodwill and Intangibles, Net
Goodwill and intangibles, net, consists of the following (in thousands):

	March 31, 2018
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,627	$(19,579)	$2,048
Purchased intangible assets	15,850	(6,295)	9,555
Total definite-lived intangible assets	$37,477	$(25,874)	$11,603
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$14,170

	December 31, 2017
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,463	$(19,300)	$2,163
Purchased intangible assets	15,850	(5,987)	9,863
Total definite-lived intangible assets	$37,313	$(25,287)	$12,026
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$14,593
For the three months ended March 31, 2018 and 2017, amortization expense was $0.7 million and $0.9 million, respectively.
The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
Remainder of 2018	$1,806
2019	1,875
2020	1,591
2021	1,385
2022	1,243
Thereafter	3,703
Total future amortization expense	$11,603

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of the following (in thousands):

	As of March 31, 2018	As of December 31, 2017
Accounts payable	$5,453	$5,619
Accrued salaries and wages	6,277	8,573
Accrued bonus	3,351	6,924
Accrued vacation	8,837	8,237
Accrued litigation and fees	9,791	9,886
Accrued expenses	21,122	16,024
Rent liability	8,537	12,971
Accrued insurance liability	2,814	2,931
Total accounts payable and accrued liabilities	$66,182	$71,165
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consists of the following (in thousands):

	As of March 31, 2018	As of December 31, 2017
Deferred revenue	$22,971	$19,135
Student deposits	38,727	49,072
Total deferred revenue and student deposits	$61,698	$68,207
Other Long-Term Liabilities
Other long-term liabilities consists of the following (in thousands):

	As of March 31, 2018	As of December 31, 2017
Uncertain tax positions	$9,454	$8,893
Other long-term liabilities	3,319	3,815
Total other long-term liabilities	$12,773	$12,708
8. Credit Facilities
The Company has issued letters of credit that are collateralized with cash in the aggregate amount of $9.6 million, which is included in restricted cash as of March 31, 2018.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. The Company has entered into a surety bond facility with an insurance company to provide such bonds when required. As of March 31, 2018, the Company’s total available surety bond facility was $6.5 million and the surety had issued bonds totaling $4.1 million on the Company’s behalf under such facility.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

9. Lease Obligations
Operating Leases
The Company leases certain office facilities and office equipment under non-cancelable lease arrangements that expire at various dates through 2023. The office leases contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $3.9 million and $3.6 million for the three months ended March 31, 2018 and 2017, respectively. Rent expense in certain periods also includes the restructuring and impairment charges recorded and therefore, may differ significantly from cash payments. For additional information, refer to Note 4, “Restructuring and Impairment Expense (Credit).”
The following table summarizes the future minimum rental payments under non-cancelable operating lease arrangements in effect at March 31, 2018 (in thousands):

Year Ended December 31,
Remainder of 2018	$22,112
2019	20,833
2020	9,503
2021	5,112
2022	1,558
Thereafter	391
Total minimum payments	$59,509
10. Income Per Share
Basic income per share is calculated by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding for the period.
Diluted income per share is calculated by dividing net income available to common stockholders for the period by the sum of (i) the weighted average number of common shares outstanding for the period, plus (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive. Potentially dilutive securities for the periods presented include stock options, unvested restricted stock units (“RSUs”) and unvested performance stock units (“PSUs”).
The following table sets forth the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$2,297	$9,869
Denominator:
Weighted average number of common shares outstanding	27,164	42,100
Effect of dilutive options and stock units	400	897
Diluted weighted average number of common shares outstanding	27,564	42,997
Income per share:
Basic	$0.08	$0.23
Diluted	$0.08	$0.23

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table sets forth the number of stock options, RSUs and PSUs, excluded from the computation of diluted income per share for the periods indicated below because their effect was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options	2,870	3,245
RSUs and PSUs	11	14
11. Stock Repurchase Program
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
During the three months ended March 31, 2017, the Company repurchased approximately 18.1 million shares of the Company's common stock for an aggregate purchase price of approximately $152.0 million, including fees.
On November 17, 2017, the Company's board authorized a share repurchase program of up to $20.0 million in aggregate value of shares of its common stock over the next 12 months. The timing and extent of any repurchases will depend upon market conditions, the trading price of the Company's shares and other factors, and subject to the restrictions relating to volume, price and timing under applicable law. The Company may commence or suspend share repurchases at any time or from time to time.
Separate from the authorized repurchase program noted above, on November 21, 2017, the Company repurchased 2.1 million shares of the Company's common stock for an aggregate purchase price of approximately $16.7 million, including fees.
During the three months ended March 31, 2018, the Company did not repurchase any shares of the Company’s common stock.
12. Stock-Based Compensation
The Company recorded $1.2 million and $0.9 million of stock-based compensation expense for the three months ended March 31, 2018 and 2017, respectively. The related income tax benefit was $0.3 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.
During the three months ended March 31, 2018, the Company granted 0.7 million RSUs at a grant date fair value of $6.74 and 0.3 million RSUs vested. During the three months ended March 31, 2017, the Company granted 0.4 million RSUs at a grant date fair value of $10.44 and 0.4 million RSUs vested.
During the three months ended March 31, 2018 and 2017, the Company did not grant any PSUs and no PSUs vested.
During the three months ended March 31, 2018, no stock options were granted by the Company and no stock options were exercised. During the three months ended March 31, 2017, the Company granted 0.3 million stock options at a grant date fair value of $4.76 and 0.1 million stock options were exercised.
As of March 31, 2018, there was unrecognized compensation cost of $8.3 million related to unvested stock options, RSUs and PSUs.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

13. Income Taxes
The Company uses the asset-liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that will result in income and deductions in future years.
The Company recognizes deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, the Company evaluates a number of factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended March 31, 2018 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation certain subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against its deferred tax assets should continue to be maintained as of March 31, 2018.
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
The Company’s current effective income tax rate that has been applied to normal, recurring operations for the three months ended March 31, 2018 was 1.8%. The Company’s actual effective income tax rate was (261.2)% for the three months ended March 31, 2018, which includes a discrete tax benefit of $1.7 million associated with refund claims for qualified production activities tax deductions for the tax years 2013 and 2014, as well as a discrete tax expense of $0.1 million for interest expense related to unrecognized tax benefits.
On December 22, 2017, President Donald Trump signed into law H.R.1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”). The Tax Legislation significantly revised the U.S. tax code that will affect the Company’s year ending December 31, 2018, including, but not limited to, lowering the U.S. federal corporate income tax rate from 35% to 21%; bonus depreciation that will allow for full expensing of qualified property; limitations on the deductibility of certain executive compensation and other deductions; and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
The enactment of the Tax Legislation resulted in a one-time remeasurement of the Company’s U.S. federal deferred tax assets and liabilities from 35% to the lower enacted corporate tax rate of 21%. The provisional remeasurement of the Company’s deferred tax balance was primarily offset by a corresponding change in the valuation allowance. The Company is still analyzing the impact the Tax Legislation will have on the remeasurement of the deferred taxes or whether new deferred taxes exist. Where the Company has not yet been able to make reasonable estimates of the impact of certain elements, it has not recorded any amounts related to those elements and has continued to account for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the Tax Legislation. Examples of certain elements include accounting for the existence of deferred taxes, as well as the impact the Tax Legislation may have on state jurisdictions. New guidance from regulators, interpretation of the law, and refinement of the Company’s estimates from ongoing analysis of data and tax positions may change the provisional amounts.
At March 31, 2018, the Company had $19.2 million of gross unrecognized tax benefits, of which $14.8 million would impact the effective income tax rate if recognized. At December 31, 2017, the Company had $18.9 million of gross unrecognized tax benefits, of which $14.8 million would impact the effective income tax rate if recognized. Although the Company cannot predict the timing of resolution with taxing authorities, if any, the Company believes it is reasonably possible that the total of the unrecognized tax benefits could change in the next twelve months due to settlement with tax authorities or expiration of the applicable statute of limitations. These unrecognized tax benefits primarily relate to apportionment of online service revenues for corporate income tax purposes. Although the Company believes the tax accruals provided are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from the Company’s historical income tax provisions and accruals.

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
The Company’s income tax returns are being audited by the Oregon Department of Revenue for the years 2012 through 2014. In January 2018, the Oregon Department of Revenue issued a Notice of Assessment that upheld their Notices of Deficiencies that were issued in January 2017. The Company has appealed the Assessment to the Oregon Tax Court. The Company does not expect any significant adjustments to amounts already reserved.
In March 2018, the Company was notified by the Florida Department of Revenue that the Company’s income tax returns are under examination for the tax years 2014 through 2016.
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
Department of Education Open Program Review of Ashford University
On July 7, 2016, Ashford University was notified by the Department that an off-site program review had been scheduled to assess Ashford University’s administration of the Title IV programs in which it participates. The off-site program review commenced on July 25, 2016 and covered students identified in the 2009-2012 calendar year data previously provided by Ashford University to the Department in response to a request for information received from the Multi-Regional and Foreign School Participation Division of the Department’s Office of Federal Student Aid (“FSA”) on December 10, 2015, but may be expanded if the Department deems such expansion appropriate.
On December 9, 2016, the Department informed Ashford University that it intended to continue the program review on-site at Ashford University. The on-site program review commenced on January 23, 2017 and initially covered the 2015-2016 and 2016-2017 award years, but may be expanded if the Department deems such expansion appropriate. To date, the Company has not received a draft report from the Department.
Program Participation Agreement for Ashford University
On April 23, 2018, Ashford University received an updated Program Participation Agreement from the Department. Based on the updated Program Participation Agreement, Ashford University is provisionally certified to participate in Federal Student Financial Aid Programs until March 31, 2021. Ashford University is required to submit its reapplication for continued certification by December 31, 2020.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Program Participation Agreement for University of the Rockies
On April 23, 2018, the University of the Rockies received an updated Program Participation Agreement from the Department. Based on the updated Program Participation Agreement, the University is provisionally certified to participate in Federal Student Financial Aid Programs until March 31, 2021. The University is required to submit its reapplication for continued certification by December 31, 2020.
WSCUC Accreditation of Ashford University
In July 2013, WSCUC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. In December 2013, Ashford University effected its transition to WSCUC accreditation and designated its San Diego, California facilities as its main campus and its Clinton, Iowa campus as an additional location. As part of a continuing monitoring process, Ashford University hosted a visiting team from WSCUC on a special visit in April 2015. In July 2015, Ashford University received an Action Letter from WSCUC outlining the findings arising out of its visiting team's special visit. The Action Letter stated that the WSCUC visiting team found evidence that Ashford University continues to make progress in all six areas recommended by WSCUC in 2013. As part of its institutional review process, WSCUC is conducting a comprehensive review of Ashford University which commenced with an off-site review in March 2018, to be followed by an on-site review in September 2018.
GI Bill Benefits
On May 20, 2016, the Company received a letter from the Iowa Department of Education (“Iowa DOE”) indicating that, as a result of the planned closure of the Clinton Campus, the Iowa State Approving Agency (“ISAA”) would no longer continue to approve Ashford University’s programs for benefits under the GI Bill after June 30, 2016, and recommending Ashford University seek approval through the State Approving Agency of jurisdiction for any location that meets the definition of a “main campus” or “branch campus.” Ashford University began the process of applying for approval through the State Approving Agency in California (“CSAAVE”), and the Company subsequently disclosed that on June 20, 2016 it received a second letter from the Iowa DOE indicating that the Iowa DOE had issued a stay of the ISAA’s withdrawal of approval of Ashford University’s programs for GI Bill benefits effective immediately until the earlier of (i) 90 days from June 20, 2016 or (ii) the date on which CSAAVE completed its review and issued a decision regarding the approval of Ashford University in California. Ashford University received communication from CSAAVE indicating that additional information and documentation would be required before Ashford University’s application could be considered for CSAAVE approval. Ashford University subsequently withdrew the CSAAVE application and continued working with the U.S. Department of Veterans Affairs (“VA”), the Iowa DOE and the ISAA to obtain continued approval of Ashford University’s programs for GI Bill benefits and to prevent any disruption of educational benefits to Ashford University’s veteran students.
On September 15, 2016, in response to a Petition for Declaratory and Injunctive Relief (“Petition”) filed by Ashford University, the Iowa District Court for Polk County entered a written order (“Order”) staying the Iowa DOE’s announced intention to withdraw the approval of Ashford University as a GI Bill eligible institution until the entry of a final and appealable order and judgment in the action. On June 23, 2017, the Iowa District Court held a hearing on Ashford University’s Petition and on July 17, 2017, the Court ruled in favor of the Iowa DOE and denied the petition. Ashford University filed a motion for reconsideration of this ruling, which was denied on August 17, 2017. On August 23, 2017, Ashford University filed a Petition to Vacate or Modify the Iowa District Court’s July 17, 2017 ruling, based on material evidence, newly discovered, which could not with reasonable diligence have been previously discovered by Ashford University (“First Petition to Vacate”). On September 18, 2017, Ashford University appealed, inter alia, the July 17, 2017 ruling to the Iowa Supreme Court and posted an appeal bond, which stayed this matter pending resolution of Ashford University’s appeal. As a result, Ashford University’s approval was not withdrawn, and Ashford University’s programs remain approved for GI Bill purposes. The Assistant Attorney General handling this matter on behalf of the Iowa DOE also advised Ashford University that the Iowa DOE would take no action pending the post-ruling motions and appeal. On October 12, 2017, Judge Eliza Ovrom, the Iowa District Court Judge who issued the July 17, 2017 ruling, filed a Disclosure Statement revealing family ties to the Iowa Attorney General’s Office. Following motions by Ashford University for her recusal, Judge Ovrom recused herself from all further proceedings. On October 24, 2017, Ashford University filed with the Iowa Supreme Court a Petition to Vacate or, in the Alternative, for Limited Remand (“Second Petition to Vacate”), in which Ashford University argued that the July 17, 2017 ruling and all other material orders entered by Judge Ovrom should be vacated due to her previously undisclosed conflict of interest. On January 8, 2018, the Iowa Supreme Court remanded the Second Petition to Vacate to the District Court, where all proceedings in this matter were

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

consolidated before Judge Michael Huppert. On April 26, 2018, Judge Huppert granted the Second Petition to Vacate and vacated all material rulings by Judge Ovrom, including the July 17, 2017 ruling. Judge Huppert’s decision mooted the First Petition to Vacate and Ashford’s appeal of, inter alia, the July 17, 2017 ruling. The case will now proceed on the merits de novo before Judge Huppert.
On July 6, 2017, Ashford University received approval from the Arizona State Approving Agency (“ASAA”) to provide GI Bill benefits to its students. On September 13, 2017, the VA accepted the ASAA’s approval, subject to Ashford University's compliance with the approval requirements, and the University subsequently received a facility code from the VA. On November 9, 2017, the VA informed Ashford University that the ASAA had not provided sufficient evidence to establish that it has jurisdictional authority over Ashford University’s online programs. The VA stated that they intend to suspend payment of educational assistance and approval of new student enrollments and student re-enrollments for Ashford University’s online programs in 60 days unless corrective action was taken.
On November 17, 2017, Ashford University filed a petition for review in the United States Court of Appeals for the Federal Circuit challenging the VA’s actions. In response to that petition, the VA agreed to stay the actions with respect to the suspension and reenrollment it had announced on November 9, 2017 through the entry of judgment in the Federal Circuit case, on the condition that Ashford University request and submit an application for approval to CSAAVE on or before January 8, 2018. Ashford University submitted an application to CSAAVE for approval on January 5, 2018. On February 21, 2018, CSAAVE provided notice of its intention not to act on Ashford University’s initial application for approval for the training of veterans and other eligible persons. The notice directs Ashford University to request approval of its application by the VA. Ashford University continues to work in good faith with the VA while its petition for review remains pending with the Federal Circuit.
15. Commitments and Contingencies
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
California Attorney General Investigation of For-Profit Educational Institutions
In January 2013, the Company received from the Attorney General of the State of California (“CA Attorney General”) an Investigative Subpoena relating to the CA Attorney General’s investigation of for-profit educational institutions. Pursuant to the Investigative Subpoena, the CA Attorney General requested documents and detailed information for the time period March 1, 2009 to present. On July 24, 2013, the CA Attorney General filed a petition to enforce certain categories of the Investigative Subpoena related to recorded calls and electronic marketing data. On September 25, 2013, the Company reached an agreement with the CA Attorney General to produce certain categories of the documents requested in the petition and stipulated to continue the hearing on the petition to enforce from October 3, 2013 to January 9, 2014. On January 13, 2014 and June 19, 2014, the Company received additional Investigative Subpoenas from the CA Attorney General, each requesting additional documents and information for the time period March 1, 2009 through the current date.
Representatives from the Company met with representatives from the CA Attorney General’s office on several occasions to discuss the status of the investigation, additional information requests, and specific concerns related to possible unfair business practices in connection with the Company’s recruitment of students and debt collection practices.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The parties also discussed a potential resolution involving injunctive relief, other non-monetary remedies and a payment to the CA Attorney General and the Company recorded an expense of $8.0 million related to the cost of resolving this matter.
The parties did not reach a resolution and on November 29, 2017, the CA Attorney General filed suit against Ashford University and Bridgepoint Education. The Company intends to vigorously defend this case and emphatically denies the allegations made by the CA Attorney General that it ever deliberately misled its students, falsely advertised its programs, or in any way was not fully accurate in its statements to investors. However, the outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. At present, the Company cannot reasonably estimate any updated range of loss for this action based on currently available information and as such, the prior accrual remains.
Massachusetts Attorney General Investigation of Bridgepoint Education, Inc. and Ashford University
On July 21, 2014, the Company and Ashford University received from the Attorney General of the State of Massachusetts (“MA Attorney General”) a Civil Investigative Demand (“MA CID”) relating to the MA Attorney General’s investigation of for-profit educational institutions and whether the university’s business practices complied with Massachusetts consumer protection laws. Pursuant to the MA CID, the MA Attorney General has requested from the Company and Ashford University documents and information for the time period January 1, 2006 to present. The Company is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time. The Company has not accrued any liability associated with this action.
Department of Justice Civil Investigative Demand
On July 7, 2016, the Company received from the U.S. Department of Justice (“DOJ”) a Civil Investigative Demand (“DOJ CID”) related to the DOJ's investigation concerning allegations that the Company may have misstated Title IV refund revenue or overstated revenue associated with private secondary loan programs and thereby misrepresented its compliance with the 90/10 rule of the Higher Education Act. Pursuant to the DOJ CID, the DOJ has requested from the Company documents and information for fiscal years 2011 to 2015. The Company is cooperating with the DOJ and cannot predict the eventual scope, duration or outcome of the investigation at this time. The Company has not accrued any liability associated with this action.
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
On September 18, 2015, the plaintiff filed a substantially similar amended complaint that asserts a putative class period stemming from March 12, 2013 to May 30, 2014. The amended complaint also names Patrick Hackett, Adarsh Sarma, Warburg Pincus & Co., Warburg Pincus LLC, Warburg Pincus Partners LLC, and Warburg Pincus Private Equity VIII, L.P. as additional defendants. On November 24, 2015, all defendants filed motions to dismiss. On July 25, 2016, the Court granted the motions to dismiss and granted plaintiff leave to file an amended complaint within 30 days. Plaintiffs subsequently filed a second amended complaint and the Company filed a second motion to dismiss on October 24, 2016, which was granted by the Court with leave to amend. Plaintiffs filed a third amended complaint on April 19, 2017 and the defendants filed a third motion to dismiss, which was granted with prejudice by the court on March 12, 2018. As a result, this matter is now concluded.

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
Larson v. Hackett, et al.
On January 19, 2017, a shareholder derivative complaint was filed in the Superior Court of the State of California in San Diego. The complaint asserts derivative claims on the Company's behalf against certain of its current and former officers and directors. The complaint is captioned Larson v. Hackett, et al. and generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. The lawsuit seeks unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees. The parties have not yet responded to the complaint, but will most likely seek to have the case dismissed.
Nieder v. Ashford University, LLC
On October 4, 2016, Dustin Nieder filed a purported class action against Ashford University in the Superior Court of the State of California in San Diego. The complaint is captioned Dustin Nieder v. Ashford University, LLC and generally alleges various wage and hour claims under California law for failure to pay overtime, failure to pay minimum wages and failure to provide rest and meal breaks. The lawsuit seeks back pay, the cost of benefits, penalties and interest on behalf of the putative class members, as well as other equitable relief and attorneys' fees. On January 5, 2018, the parties reached a mediated agreement to settle the case, subject to final court approval. Accordingly, the Company has accrued a liability of $1.8 million associated with this action.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussions and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report. For additional information regarding our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 (“Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 21, 2018, as well as our consolidated financial statements and related notes thereto included in Part II, Item 8 of the Form 10-K.
Unless the context indicates otherwise, in this report the terms “Bridgepoint,” “the Company,” “we,” “us” and “our” refer to Bridgepoint Education, Inc., a Delaware corporation, and its wholly owned and indirect subsidiaries.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements may include, among others, statements regarding future events, future financial and operating results, strategies, expectations, the competitive environment, regulation and the availability of financial resources, including, without limitation, statements regarding:

•	our ability to successfully close on the proposed merger of University of the Rockies into Ashford University, and conversion of Ashford University to a nonprofit university;

•
Ashford University's ability to continue to operate an accredited institution subject to the requirements of the State of California, Department of Consumer Affairs, Bureau for Private Postsecondary Education (“BPPE”);

•
our ability to comply with the extensive and continually evolving regulatory framework applicable to us and our institutions, including Title IV of the Higher Education Act of 1965, as amended (“Higher Education Act”), and its implementing regulations, the gainful employment rules and regulations, the “defense to repayment” regulations, state laws and regulatory requirements, and accrediting agency requirements;

•	projections, predictions and expectations regarding our business, financial position, results of operations and liquidity, and enrollment trends at our institutions;

•
our ability to obtain continued approval of Ashford University’s programs for GI Bill benefits through the Iowa State Approving Agency (“ISAA”), the Arizona State Approving Agency (“ASAA”), or the California State Approving Agency for Veteran's Education (“CSAAVE”), and to prevent any disruption of educational benefits to Ashford University’s veteran students;

•
the ability of Ashford University to continue participating in the U.S. Department of Defense Tuition Assistance Program for active duty military personnel and to prevent any disruption of educational benefits to Ashford University’s active duty military students;

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
Overview
We are a provider of postsecondary education services through our regionally accredited academic institutions, Ashford University® and University of the RockiesSM. Ashford University offers associate’s, bachelor’s and master’s programs, and University of the Rockies offers master’s and doctoral programs. As of March 31, 2018, our academic institutions offered approximately 1,220 courses and approximately 90 degree programs. We are also focused on providing innovative technologies to enhance the student experience and support faculty and student engagement.
Key operating data
In evaluating our operating performance, management focuses in large part on our revenue and operating income and period-end enrollment at our academic institutions. The following table, which should be read in conjunction with our condensed consolidated financial statements included in Part I, Item 1 of this report, presents our key operating data for each of the periods presented (in thousands, except for enrollment data):

	Three Months Ended March 31,
	2018	2017
Consolidated Statement of Income Data:
Revenue	$118,031	$129,490
Operating income	$386	$9,662

Consolidated Other Data:
Period-end enrollment (1)
Online	41,461	46,322
Campus-based	62	61
Total	41,523	46,383

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

Key enrollment trends
Enrollment at our academic institutions decreased 10.5% to 41,523 students at March 31, 2018 as compared to 46,383 students at March 31, 2017. Enrollment increased by 1.9% since the end of the preceding fiscal year, from 40,730 students at December 31, 2017 to 41,523 students at March 31, 2018.
We believe the decline in enrollment over the past few years is partially attributable to a general strengthening of the economy which drives lower unemployment and increased competition, as well as a general weakening in the overall education industry due in large part to increased regulatory scrutiny. The decline is also partially caused by the initiatives our institutions have put in place to help ensure student preparedness, raise academic quality and improve student outcomes, as well as our voluntary decision to stop enrolling new students eligible to use GI Bill benefits in the period from mid-November 2017 through early February 2018.
We also believe new enrollment has been impacted by the recent and deliberate changes in our marketing strategy in which we significantly reduced our spending in the affiliate channel and reinvested some of those savings in other, more cost effective, channels. We have been implementing this updated marketing strategy that reflects a shift in our advertising mix, in an effort to attract prospective students who have a higher probability of being academically successful, while concurrently making meaningful improvements to the efficiency of our advertising, admissions and marketing spend.
We continue to focus our efforts on first stabilizing and then restarting enrollment growth. In the first quarter of 2018, Ashford University has launched five of the new programs for which they received approval from the Department, and plans to launch the remaining new programs throughout 2018 and beyond. Expanding our course offerings with these new programs will be one factor that will contribute to our goal of stabilizing enrollment and then achieving new enrollment growth, and over time total enrollment growth.
One area in which we are experiencing positive enrollment trends is within the Corporate Full Tuition Grant (“FTG”) program, which is a portion of our Education Partnerships programs with various employers. These corporate partnership programs provide companies with the opportunity to offer their employees a way to pursue and complete a college degree without incurring any student debt. Enrollments in the FTG program account for approximately 13% of our total enrollment as of March 31, 2018. Revenue derived from Education Partnerships is cash pay, and is therefore not considered federal student aid for purposes of calculations under the 90/10 rule.
Trends and uncertainties regarding revenue and continuing operations
Proposed merger and conversion transactions
On February 12, 2018, Ashford University submitted an application to WSCUC seeking approval to merge with University of the Rockies. The doctoral programs offered by University of the Rockies would become part of a separate doctoral college within Ashford University and the masters programs of University of the Rockies would be integrated into Ashford University’s existing colleges. Ashford University also submitted a separate application to WSCUC seeking approval to convert Ashford University into a not-for-profit California public benefit corporation. Following the proposed conversion, the Company anticipates that it would be an online program management provider and would provide certain services to the newly formed not-for-profit university. The transactions described above are collectively hereinafter referred to as the “Proposed Transaction.”
The Company currently expects WSCUC to act on both of these applications as soon as the next WSCUC Board meeting which is scheduled to be held in June 2018. The Company, Ashford University and University of the Rockies are continuing to review various federal and state regulatory requirements that could impact the viability and timing of these transactions. While the applications for approval of the conversion transaction and ownership transfer have been submitted to WSCUC, the terms remain subject to analysis, negotiation and agreement between the Company and Ashford University, as well as any required approvals for each entity.  The Company and Ashford University's board of trustees are taking steps to protect Ashford University's independence in considering this transaction in order to enable Ashford University to act in the best interests of Ashford University and its students. The Company is not bound to move forward with the Proposed Transaction at this time.
Restructuring and impairment charges
We have implemented various restructuring plans to better align our resources with our business strategy and the related charges are recorded in the restructuring and impairment expense (credit) line item on our condensed consolidated statements of income. Restructuring and impairment charges have historically been primarily comprised of (i) severance costs related to headcount reductions, (ii) estimated lease costs related to facilities vacated or consolidated, (iii) charges related to the write-off of certain fixed assets and assets abandoned and (iv) student transfer agreement costs for Ashford University ground-based students. As required by GAAP, the estimated lease losses include sublease assumptions. Changes to these estimates could have a material impact on the Company’s condensed consolidated financial statements. For information regarding the restructuring and impairment charges recorded, refer to Note 4, “Restructuring and Impairment Expense (Credit)” to our condensed consolidated financial statements included in Part I, Item 1 of this report.
Valuation allowance
We recognize deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, we evaluate factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss. The cumulative loss incurred over the three-year period ended March 31, 2018 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. Such objective evidence limited our ability to consider in our evaluation other subjective evidence such as our projections for future growth. On the basis of our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against our deferred tax assets should continue to be maintained as of March 31, 2018.
Recent Regulatory Developments
Negotiated Rulemaking and Other Executive Action
On December 16, 2016, the Department released final regulations to clarify state authorization requirements for postsecondary institutions offering distance education that participate in federal student loan programs, as required by the Higher Education Act. Among other things, the final regulations require (i) institutions offering distance education to be authorized by each state in which they enroll students, if such authorization is required by the state, (ii) institutions to document the state process for resolving student complaints regarding distance education programs, (iii) public and individualized disclosures to enrolled and prospective students in distance education programs, including disclosures regarding adverse actions taken against the institution, the institution’s refund policies and whether each of the institution’s programs meet applicable state licensure or certification requirements, and (iv) institutions to explain to students the consequences of moving to a state where the school is not authorized, which could include loss of eligibility for federal student aid. The final regulations recognize authorization through participation in a state authorization reciprocity agreement, as long as the agreement does not prevent a state from enforcing its own consumer laws. The final regulations are scheduled to take effect on July 1, 2018.
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
On October 20, 2016, we received draft debt-to-earnings rates and certain underlying data from the Department for the first gainful employment measurement year. On January 8, 2017, we received our institutions’ final debt-to-earnings rates for the first gainful employment measurement year. Based on the final rates, none of our programs were determined to fail. Two of our current programs, including the Associate of Arts in Early Childhood Education and the Bachelor of Arts in Early Childhood Education/Administration, were determined to be in the zone. As of March 31, 2018, approximately 3% of our institutions' students were enrolled in the Associate of Arts in Early Childhood Education and approximately 8% of our institutions' students were enrolled in the Bachelor of Arts in Early Childhood Education/Administration. During the three months ended March 31, 2018, we derived revenue of approximately $4.2 million from the Associate of Arts in Early Childhood Education and approximately $11.5 million from the Bachelor of Arts in Early Childhood Education/Administration.
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
On June 15, 2017, the Department announced its intention to conduct additional negotiated rulemaking on certain issues related to gainful employment. Because the negotiated rulemaking committee did not reach consensus, the Department will publish a proposed regulation through a Notice of Proposed Rulemaking (“NPRM”), take public comment, and issue final regulations by November 1, 2018. The final regulations will become effective July 1, 2019.
On June 30, 2017, the Department also granted institutions until July 1, 2018 to comply with disclosure provisions related to promotional materials and prospective students, and extended the deadline for all programs to file alternate earnings appeals to a soon to be announced date. The Department did not change a July 1, 2017 deadline requiring institutions to provide a completed disclosure template, or a link thereto, on gainful employment program web pages and our schools have complied with this requirement. In January 2018, the Department announced the release of the 2018 gainful employment template. While the aesthetic of the template remained the same, the Department removed certain data points. This included the amount for off-campus room and board, the percentage of students who borrow money to pay for the degree program, and the typical annual earnings after leaving the program.
On March 16, 2018, the Department announced it would release a new draft completers list in late spring. The list is expected to arrive sometime after May 9, 2018, and schools will have 45 days to make corrections to the list through the National Student Loan Data System (“NSLDS”) website. The Department has not announced when schools can expect the next round of draft debt-to-earnings rates.
We continue to review the information provided by the Department to understand the potential impact of the gainful employment regulations on our programs. We will also continue to evaluate options related to new programs or adjustments to current programs that could help mitigate the potential adverse consequences of the regulations. We will also continue to monitor changes to the existing regulations that may arise as a result of the rulemaking process.
The Company’s institutions had compliance findings during the year ended December 31, 2017 related to gainful employment requirements and is uncertain of the impact, if any, to the condensed consolidated financial statements.

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
On June 14, 2017, the Department announced a postponement of the defense to repayment regulations and its intention to resubmit the regulations through the negotiated rulemaking process. The Department announced an additional postponement on October 24, 2017. On February 14, 2018, the Department announced that it was postponing the effective date of this rule until July 1, 2019 so that it could complete the negotiated rulemaking process and develop the new regulations. Because the negotiated rulemaking committee did not reach consensus, the Department will publish a proposed regulation through an NPRM, take public comment, and issue final regulations by November 1, 2018. The final regulations will become effective July 1, 2019. While rulemaking occurs, the Department will continue to process claims under the current borrower defense rules. We will continue to monitor changes to the existing regulations that may arise as a result of the rulemaking process.
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
The most recent official three-year cohort default rates for Ashford University for the 2014, 2013 and 2012 federal fiscal years were 14.9%, 14.5% and 15.3%, respectively. The most recent official three-year cohort default rates for University of the Rockies for the 2014, 2013 and 2012 federal fiscal years were 5.5%, 3.8% and 4.3%, respectively. The draft three-year cohort default rates for Ashford University and University of the Rockies for the 2015 federal fiscal year were 13.6%, and 7.6%, respectively.
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
On January 1, 2018, the Company adopted ASU 2014-09, using the modified retrospective method. For information regarding the impact of this recent accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies - Recent Accounting Pronouncements” as well as Note 3, “ Revenue Recognition” to our condensed consolidated financial statements included elsewhere in this report. There were no other material changes to these critical accounting policies and estimates during the three months ended March 31, 2018.

Results of Operations
The following table sets forth our condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2018	2017
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	48.2	48.7
Admissions advisory and marketing	40.8	34.6
General and administrative	10.8	9.3
Restructuring and impairment expense (credit)	(0.1)	—
Total costs and expenses	99.7	92.6
Operating income	0.3	7.4
Other income, net	0.2	0.3
Income before income taxes	0.5	7.7
Income tax expense (benefit)	(1.4)	0.2
Net income	1.9%	7.5%
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenue. Our revenue for the three months ended March 31, 2018 was $118.0 million, representing a decrease of $11.5 million, or 8.8%, as compared to revenue of $129.5 million for the three months ended March 31, 2017. The decrease between periods was primarily due to a decrease of 10.7% in average weekly enrollment at our academic institutions, from 46,358 students for the three months ended March 31, 2017 to 41,376 students for the three months ended March 31, 2018. Tuition revenue decreased by approximately $8.1 million, which is primarily due to the decrease in average weekly enrollment. The decrease in revenue between periods was also due to higher scholarships for the period of $2.0 million. The overall decrease was partially offset by a tuition increase, effective February 6, 2018, as well as an increase in net revenue generated from course digital materials of approximately $1.2 million.
Instructional costs and services. Our instructional costs and services for the three months ended March 31, 2018 were $56.9 million, representing a decrease of $6.1 million, or 9.8%, as compared to instructional costs and services of $63.0 million for the three months ended March 31, 2017. In addition to the decline in enrollment, specific decreases between periods primarily include decreases in bad debt of $2.6 million, direct compensation (including financial aid processing fees) of $1.7 million, license fees of $1.3 million, and information technology costs of $0.3 million. The impact on bad debt included approximately $1.1 million from implementing the new revenue recognition standards in the first quarter of 2018. Instructional costs and services, as a percentage of revenue, decreased to 48.2% for the three months ended March 31, 2018, as compared to 48.7% for the three months ended March 31, 2017. The decrease of 0.5% as a percentage of revenue primarily included decreases in bad debt of 1.5%, partially offset by an increase in corporate support services of 1.0%. As a percentage of revenue, bad debt expense was 5.6% for the three months ended March 31, 2018, compared to 7.2% for three months ended March 31, 2017.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the three months ended March 31, 2018 were $48.2 million, representing an increase of $3.4 million, or 7.7%, as compared to admissions advisory and marketing expenses of $44.8 million for the three months ended March 31, 2017. Specific factors contributing to the overall increase between periods were increases in advertising costs of $4.2 million as a result of our change in marketing strategy, as well as corporate support services of $0.6 million, and professional fees of $0.4 million. These increases were partially offset by a decrease in compensation of $1.8 million. As a percentage of revenue, our admissions advisory and marketing expenses increased to 40.8% for the three months ended March 31, 2018, as compared to 34.6% for the three months ended March 31, 2017. The increase of 6.2% as a percentage of revenue was primarily due to an increase in advertising costs of 4.9%, corporate support services of 0.4%, professional fees of 0.4%, and license fees of 0.2%.

General and administrative. Our general and administrative expenses for the three months ended March 31, 2018 were $12.7 million, representing an increase of $0.7 million, or 6.0%, as compared to general and administrative expenses of $12.0 million for the three months ended March 31, 2017. The increase between periods was primarily due to increases in professional fees of $1.2 million and other administrative costs of $0.9 million, partially offset by decreases in corporate support services of $1.0 million and compensation of $0.3 million. Our general and administrative expenses increased as a percentage of revenue to 10.8% for the three months ended March 31, 2018, as compared to 9.3% for the three months ended March 31, 2017. The increase of 1.5% as a percentage of revenue was primarily due to increases in professional fees of 1.3%, other administrative costs of 1.1%, and compensation of 0.4%, partially offset by decreases in corporate support services of 1.4%.
Restructuring and impairment expense (credit). We recorded a credit of $0.2 million to restructuring and impairment for the three months ended March 31, 2018, comprised primarily of revised estimates of lease charges as well as severance costs resulting from a reduction in force. For the three months ended March 31, 2017, there were no such restructuring and impairment charges.
Other income, net. Our other income, net, was $0.3 million for the three months ended March 31, 2018 and $0.4 million for the three months ended March 31, 2017. The decrease between periods was primarily due to decreased interest income on average cash balances.
Income tax expense (benefit). We recognized an income tax benefit of $1.7 million and an income tax expense of $0.2 million for the three months ended March 31, 2018 and 2017, respectively, at effective tax rates of (261.2)% and 2.3%, respectively. The change in the income tax benefit is mainly attributable to $1.7 million income tax benefit associated with refund claims for qualified production activities tax deductions for the tax years 2013 and 2014, as well as a discrete tax expense of $0.1 million for interest expense related to unrecognized tax benefits in the three months ended March 31, 2018.
Net income. Our net income was $2.3 million for the three months ended March 31, 2018, compared to net income of $9.9 million for the three months ended March 31, 2017, which represents a $7.6 million decrease in net income as a result of the factors discussed above.
Liquidity and Capital Resources
We finance our operating activities and capital expenditures primarily through cash on hand and through cash provided by operating activities. At March 31, 2018 and December 31, 2017, our cash and cash equivalents were $171.2 million and $185.1 million, respectively. At March 31, 2018 and December 31, 2017, we had restricted cash of $17.5 million and $20.4 million, respectively, and investments of $2.1 million at each reporting date, respectively. At March 31, 2018, we had no long-term debt.
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
There was a slight increase in the fair value of our investments at March 31, 2018 as compared to December 31, 2017. We believe that any fluctuations we have recently experienced are temporary in nature and that while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.

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
Stock repurchase programs
The Company's board of directors may authorize us to repurchase outstanding shares of its common stock from time to time in the open market through block trades or otherwise depending on market conditions and other considerations, pursuant to the applicable rules of the SEC. The Company's policy is to retain these repurchased shares as treasury shares and not to retire them. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. The timing and extent of any repurchases will depend upon market conditions, the trading price of our shares and other factors, and subject to the restrictions relating to volume, price and timing under applicable law. We may commence or suspend share repurchases at any time or from time to time. For information regarding share repurchases, refer to Note 11, “Stock Repurchase Programs” to our condensed consolidated financial statements included elsewhere in this report.
Operating activities
Net cash used in operating activities was $15.1 million for the three months ended March 31, 2018, compared to net cash used in operating activities of $11.5 million for the three months ended March 31, 2017, an overall increase between periods in net cash used in operating activities of $3.6 million. This increase in cash used in operating activities is primarily attributable to the $7.6 million decrease in net income between periods, lower bad debt in current period than in prior period, and changes in prepaid and deferred revenue due to lower average enrollment and changes revenue recognition policies. This change was partially offset by decreases in accounts payable and accrued liabilities, decreases in other liabilities and deferred tax assets and changes in prepaid expenses. Despite the cash used in operating activities during the period, we expect to generate cash from our operating activities for the foreseeable future.
Investing activities
Net cash used in investing activities was $1.1 million for the three months ended March 31, 2018, compared to net cash provided by investing activities of $16.3 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, we had purchases of investments of $0.7 million, sales of investments of $0.7 million, and no maturities of investments. This is compared to purchases of investments of $37,000, no sales of investments, and $17.7 million maturities of investments for the three months ended March 31, 2017. Capital expenditures for the three months ended March 31, 2018 were $0.8 million, compared to $1.3 million for the three months ended March 31, 2017. We expect our capital expenditures to be approximately $3.3 million for the year ending December 31, 2018.
Financing activities
Net cash used in financing activities was $0.7 million for the three months ended March 31, 2018, compared to net cash used in financing activities of $152.2 million for the three months ended March 31, 2017. During the three months ended March 31, 2017, we repurchased approximately 18.1 million shares of our common stock for an aggregate purchase price of $150.0 million and $2.0 million of related fees. During each of the three months ended March 31, 2018 and 2017, net cash used in financing activities included tax withholdings related to the issuance of shares upon the vesting of restricted stock units, which was partially offset by the cash provided by stock option exercises during the three months ended March 31, 2017.

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
Off-Balance Sheet Arrangements and Significant Contractual Obligations
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of March 31, 2018, our total available surety bond facility was $6.5 million and the surety had issued bonds totaling $4.1 million on our behalf under such facility.
The following table sets forth, as of March 31, 2018, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
(In thousands)	Total	2018	2019	2020	2021	2022	Thereafter
Operating lease obligations	$59,509	$22,112	$20,833	$9,503	$5,112	$1,558	$391
Other contractual obligations	43,895	9,478	11,947	8,964	3,506	2,500	7,500
Uncertain tax positions	9,454	—	9,454	—	—	—	—
Total	$112,858	$31,590	$42,234	$18,467	$8,618	$4,058	$7,891
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of March 31, 2018, we had no outstanding borrowings.
Our future investment income may fall short of expectations due to changes in interest rates. At March 31, 2018, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

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
Under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
We continually assess the adequacy of our internal control over financial reporting and make improvements as deemed appropriate. We implemented the new revenue recognition standard as of January 1, 2018. As a result, we made modifications to our internal control over financial reporting, including changes to accounting policies and procedures, operational processes, and documentation practices. Other than the items described above, there were no changes in internal control over financial reporting, during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
For information regarding our legal proceedings, refer to Note 15, “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of this report, which note is incorporated by reference into this Part II, Item 1.

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
If the proposed change in organizational structure is consummated, we will be subject to various risks and uncertainties, any of which could materially and adversely affect our business and operations, and our stock price.
As discussed above under “Item 2. Management’s Discussion and Analysis – Trends and uncertainties regarding revenue and continuing operations,” we are seeking approval of the Proposed Transaction. The consummation of the Proposed Transaction would be dependent upon several factors, including but not limited to, obtaining the necessary approvals, agreement between us and Ashford University on financial and other terms, and execution of definitive agreements. If the Proposed Transaction is ultimately consummated, then many aspects of our operations would change. These changes include, but are not limited to, the following:
•Our academic and related operations and assets, as well as a percentage of our full-time employees and substantially all of our part-time employees, would transfer to Ashford University. Following this transfer, we would no longer own and operate a regulated institution of higher education, but would instead provide a host of services in support of Ashford University’s operations. While the services we would provide are services that we currently provide as part of our business, we have limited to no experience operating as a service provider to third parties.
•Initially, all of our revenue would be derived pursuant to a services arrangement with Ashford University. Accordingly, Ashford University’s ability to continue to increase its enrollment and tuition and fee revenue, and our ability to continue to perform the services necessary to enable Ashford University to do so, would be critical to the success of our services business.
•It is anticipated that a significant portion of consideration payable by Ashford University for the acquired assets, which will be material, will be in the form of a long-term obligation. All of the key terms, including amount, form, interest rate and timing are being negotiated.
If the Proposed Transaction is consummated, but we are unable to successfully transition our business to providing services to third parties, or if the contemplated services arrangement with Ashford University fails to achieve the anticipated levels of performance, then our business, financial condition and results of operations, as well as our stock price, could be materially and adversely affected.
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
The enactment of the Tax Legislation resulted in a one-time re-measurement of our U.S. federal deferred tax assets and liabilities from 35% to the lower enacted corporate tax rate of 21%. The provisional remeasurement of our deferred tax balance was primarily offset by a corresponding change in the valuation allowance. We are still analyzing the impact the Tax

Legislation will have on the remeasurement of the deferred taxes or whether new deferred taxes exist. Where we have not yet been able to make reasonable estimates of the impact of certain elements, we have not recorded any amounts related to those elements and have continued to account for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the Tax Legislation. Examples of certain elements include accounting for the existence of deferred taxes, as well as the impact the Tax Legislation may have on state jurisdictions. New guidance from regulators, interpretation of the law, and refinement of our estimates from ongoing analysis of data and tax positions may change the provisional amounts.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
None.
Item 5.  Other Information.
None.

Item 6.  Exhibits.

Exhibit	Description
10.1	Form of Offer Letter to Kevin Royal, dated April 13, 2018.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew S. Clark, President and Chief Executive Officer, and Kevin Royal, Chief Financial Officer.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 1, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2018 and 2017; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.

May 1, 2018	/s/ KEVIN ROYAL
Kevin Royal Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)