Form 10-Q
period 2018-06-30
Bridgepoint Education Inc
filed 2018-07-25
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of July 19, 2018, was 26,988,327.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of June 30, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$171,596	$185,098
Restricted cash	19,815	20,428
Investments	2,147	2,065
Accounts receivable, net	34,057	27,077
Prepaid expenses and other current assets	20,484	22,388
Total current assets	248,099	257,056
Property and equipment, net	9,141	10,434
Goodwill and intangibles, net	13,723	14,593
Other long-term assets	4,375	5,456
Total assets	$275,338	$287,539
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$61,747	$71,165
Deferred revenue and student deposits	58,761	68,207
Total current liabilities	120,508	139,372
Rent liability	5,968	7,001
Other long-term liabilities	4,781	12,708
Total liabilities	131,257	159,081
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both June 30, 2018, and December 31, 2017	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 65,109 and 64,887 issued, and 26,988 and 27,158 outstanding, at June 30, 2018 and December 31, 2017, respectively	651	649
Additional paid-in capital	203,423	201,755
Retained earnings	448,195	431,818
Treasury stock, 38,121 shares at cost at June 30, 2018, and 37,729 shares at cost at December 31, 2017	(508,188)	(505,764)
Total stockholders' equity	144,081	128,458
Total liabilities and stockholders' equity	$275,338	$287,539
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$120,834	$124,581	$238,865	$254,071
Costs and expenses:
Instructional costs and services	53,986	61,148	110,848	124,187
Admissions advisory and marketing	39,875	43,702	88,069	88,464
General and administrative	12,549	13,551	25,297	25,578
Legal settlement expense	141	—	141	—
Restructuring and impairment expense	2,729	—	2,570	—
Total costs and expenses	109,280	118,401	226,925	238,229
Operating income	11,554	6,180	11,940	15,842
Other income, net	282	341	532	784
Income before income taxes	11,836	6,521	12,472	16,626
Income tax (benefit) expense	(5,395)	207	(7,056)	443
Net income	$17,231	$6,314	$19,528	$16,183
Income per share:
Basic	$0.63	$0.22	$0.72	$0.46
Diluted	$0.63	$0.21	$0.71	$0.44
Weighted average number of common shares outstanding used in computing income per share:
Basic	27,170	28,918	27,167	35,473
Diluted	27,348	29,932	27,491	36,473
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$17,231	$6,314	$19,528	$16,183
Other comprehensive income, net of tax:
Unrealized gains on investments	—	—	—	1
Comprehensive income	$17,231	$6,314	$19,528	$16,184
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2016	64,035	$641	$195,854	$421,281	$(1)	$(337,069)	$280,706
Stock-based compensation	—	—	1,751	—	—	—	1,751
Exercise of stock options	424	4	3,764	—	—	—	3,768
Stock issued under employee stock purchase plan	14	—	133	—	—	—	133
Stock issued under stock incentive plan, net of shares held for taxes	244	2	(1,655)	—	—	—	(1,653)
Stock repurchase	—	—	—	—	—	(152,000)	(152,000)
Net income	—	—	—	16,183	—	—	16,183
Unrealized gains on investments, net of tax	—	—	—	—	1	—	1
Balance at June 30, 2017	64,717	$647	$199,847	$437,464	$—	$(489,069)	$148,889

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2017	64,887	$649	$201,755	$431,818	$—	$(505,764)	$128,458
Adoption of accounting standards (Note 2)	—	—	—	(3,151)	—	—	(3,151)
Stock-based compensation	—	—	2,325	—	—	—	2,325
Stock issued under employee stock purchase plan	16	—	98	—	—	—	98
Stock issued under stock incentive plan, net of shares held for taxes	206	2	(755)	—	—	—	(753)
Stock repurchase	—	—	—	—	—	(2,424)	(2,424)
Net income	—	—	—	19,528	—	—	19,528
Balance at June 30, 2018	65,109	$651	$203,423	$448,195	$—	$(508,188)	$144,081
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$19,528	$16,183
Adjustments to reconcile net income to net cash used in operating activities:
Provision for bad debts	11,709	16,974
Depreciation and amortization	3,533	4,696
Amortization of premium/discount	—	21
Deferred income taxes	8	43
Stock-based compensation	2,325	1,751
Net gain on marketable securities	(24)	(125)
Reassessment of lease charges	1,227	—
Loss on disposal or impairment of fixed assets	334	66
Changes in operating assets and liabilities:
Accounts receivable	(21,376)	(23,258)
Prepaid expenses and other current assets	1,904	(427)
Other long-term assets	737	267
Accounts payable and accrued liabilities	(10,588)	(11,764)
Deferred revenue and student deposits	(9,910)	(9,505)
Other liabilities	(8,624)	(6,439)
Net cash used in operating activities	(9,217)	(11,517)
Cash flows from investing activities:
Capital expenditures	(1,291)	(2,296)
Purchases of investments	(1,033)	(61)
Capitalized costs for intangible assets	(470)	(218)
Sales of investments	975	—
Maturities of investments	—	22,725
Net cash (used in) provided by investing activities	(1,819)	20,150
Cash flows from financing activities:
Proceeds from exercise of stock options	—	3,768
Proceeds from the issuance of stock under employee stock purchase plan	98	133
Tax withholdings on issuance of stock awards	(753)	(1,653)
Repurchase of common stock	(2,424)	(152,000)
Net cash used in financing activities	(3,079)	(149,752)
Net decrease in cash, cash equivalents and restricted cash	(14,115)	(141,119)
Cash, cash equivalents and restricted cash at beginning of period	205,526	332,335
Cash, cash equivalents and restricted cash at end of period	$191,411	$191,216

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$323	$41
Issuance of common stock for vested restricted stock units	$2,140	$4,232

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$171,596	$171,536
Restricted cash	19,815	19,680
Total cash, cash equivalents and restricted cash	$191,411	$191,216
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
The following tables present the impact of changes to the condensed consolidated financial statement line items as a result of applying ASC 606 to the periods presented (in thousands):

	For the three months ended June 30, 2018
	As Reported under ASC 606	Adjustments due to ASC 606	Amounts under ASC 605
Revenue	$120,834	$2,031	$122,865
Instructional costs and services (1)	$53,986	$1,577	$55,563
Net income	$17,231	$454	$17,685

	For the six months ended June 30, 2018
	As Reported under ASC 606	Adjustments due to ASC 606	Amounts under ASC 605
Revenue	$238,865	$2,314	$241,179
Instructional costs and services (1)	$110,848	$2,713	$113,561
Net income	$19,528	$(399)	$19,129
(1) Adjustment for instructional costs and services is due to change in provision for bad debts.

	As of June 30, 2018
	As Reported under ASC 606	Adjustments due to ASC 606	Amounts under ASC 605
Accounts receivable, net	$34,057	$2,603	$36,660
Deferred revenue and student deposits	$58,761	$(149)	$58,612
Retained earnings	$448,195	$(2,753)	$445,442

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Comparative historical information on the condensed consolidated statement of income has not been restated and continues to be reported under ASC 605. For further information regarding the disaggregation of revenue recorded in the current period, refer to Note 3, “Revenue Recognition” to the condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases at the lease commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees will no longer be provided with a source of off-balance sheet financing. Public companies should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company currently expects to adopt ASU 2016-02 on January 1, 2019. While the Company continues to assess all potential impacts of the standard on existing leases and contracts, it currently believes the most significant impact relates to its accounting for office operating leases. The Company anticipates that the adoption of ASU 2016-02 will have a significant impact on the Company’s condensed consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Improvements to Non-Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the literature, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees currently under ASC 718, Compensation - Stock Compensation. Board members are the only non-employees that the Company grants to, who are treated as “employees” under ASC 718. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. The Company does not believe that the adoption of ASU 2018-07 will have a significant impact on the Company’s condensed consolidated financial statements.
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
The following table presents the Company’s net revenue disaggregated based on the revenue source (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Tuition revenue, net	$109,526	$218,160
Digital materials revenue, net	6,618	12,544
Technology fee revenue, net	4,144	7,100
Other revenue, net (1)	546	1,061
Total revenue, net	$120,834	$238,865
(1) Primarily consists of revenues generated from services such as graduation fees, transcript fees, and other miscellaneous services.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the Company’s net revenue disaggregated based on the timing of revenue recognition (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Over time, over period of instruction	$103,312	$205,517
Over time, full tuition grant (1)	10,531	20,053
Point in time (2)	6,991	13,295
Total revenue, net	$120,834	$238,865

(1)	Represents revenue generated from the corporate full tuition grant (“FTG”) program.

(2)	Represents revenue generated from digital textbooks and other miscellaneous fees.

The Company operates under one reportable segment and has no foreign operations or assets located outside of the United States. For further information refer to Item 1. “Business” within the Company’s 2017 Form 10-K filed with the SEC on February 21, 2018.
The Company generates the majority of its revenue from tuition, technology fees, and digital materials related to students whose primary funding source is governmental funding. Tuition represents amounts charged for course instruction and technology fees represent amounts charged for the students’ use of the technology platform on which course instruction is delivered. Digital materials fees represent amounts charged for the digital textbooks that accompany the majority of courses taught at the Company’s institutions. With the exception of students attending courses within the three-week conditional admission period at Ashford University, the majority of tuition and technology fees are recognized as revenue as control of the services is transferred to the student, which occurs over the applicable period of instruction. Similarly, the majority of digital materials fees are recognized as revenue when control of the product has been transferred to the student, which occurs when the student is granted unrestricted access to the digital textbook, generally, on the first day of the course. Revenue generated from students within the conditional admission period is deferred and recognized when the student matriculates into the institution, which occurs in the fourth week of the course.
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
In certain cases, the Company's institutions provide scholarships to students who qualify under various programs. These scholarships are recognized as direct reductions of revenue consistent with the timing of recognition associated with the related performance obligations. Also, for some customers, we do not expect to collect 100% of the consideration to which we are contractually entitled and, as a result, those customers may receive discounts or price adjustments that, based on historical Company practice, represent implied price concessions and are accounted for as variable consideration. The majority of these price concessions relate to amounts charged to students for goods and services, which management has determined will not be covered by the student’s primary funding source (generally, government aid) and, as a result, the student will become directly

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

financially responsible for them. The reduction in the transaction price that results from this estimate of variable consideration reflects the amount the Company does not expect to be entitled to in exchange for the goods and services it will transfer to the students, as determined using historical experience and current factors, and includes performing a constraint analysis. These estimates of variable consideration are recorded as direct reductions of revenue consistent with the timing of recognition associated with the related performance obligation.
A portion of tuition revenue, technology fee revenue, and digital materials revenue is generated from contracts with students enrolled under the corporate FTG program, which is a 12-month grant that, when combined with a corporate partner’s annual tuition assistance program, enables eligible students to earn their degree without incurring student loan debt. Students enrolled under this program are eligible to take up to ten undergraduate or eight graduate courses per 12-month grant period and must first utilize 100% of the funds awarded under their employer’s annual tuition assistance program before they can be awarded the FTG grant. The grants awarded by Ashford University under the FTG program are considered a material right, and, as such, the Company records a contract liability for a portion of the consideration received or due under these contracts. The contract liability is recorded in the ‘deferred revenue and student deposits’ line item on the Company’s condensed consolidated balance sheets, and further discussed in the deferred revenue section below. The standalone selling price of the material right is determined based on the observable standalone selling price of the courses. The transaction price in each FTG contract is allocated to this material right on a relative standalone selling price basis. The contract liability is recognized as revenue at the earlier of satisfaction of the future obligation or its expiration. Billing of products and services transferred under a FTG student contract generally occurs after the conclusion of a course. There are no material differences between the timing of the products and services transferred and the payment terms.
Deferred Revenue
Deferred revenue consists of cash payments that are received or due in advance of the Company’s performance as well as deferrals associated with certain contracts that include a material right. Below are the opening and closing balances of deferred revenue from the Company’s contracts with customers (in thousands):

Deferred Revenue
Opening balance, January 1, 2018	$19,600
Closing balance, June 30, 2018	20,264
Increase (Decrease)	$664
For further information on deferred revenue and student deposits, refer to Note 7, “Other Significant Balance Sheet Accounts” and for further information on receivables, refer to Note 6, “Accounts Receivable, Net” within the condensed consolidated financial statements.
For the majority of the Company’s customers, payment for products and services is due at the beginning of each course. Under special circumstances, some customers may be offered non-interest bearing payment plan arrangements that can extend for up to a maximum of three years. These payment plan arrangements give rise to significant financing components. However, since the Company historically collects substantially all of the consideration to which it expects to be entitled under such payment plans within one year or less, the impact of these significant financing components is not material to any period presented.
The difference between the opening and closing balances of deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment. For the six months ended June 30, 2018, we recognized $18.4 million of revenue that was included in the deferred revenue balance as of January 1, 2018. Amounts reported in the closing balance of deferred revenue are expected to be recognized as revenue within the next 12 months.
4. Restructuring and Impairment Expense
The Company has implemented various restructuring plans to better align its resources with its business strategy and the related amounts are recorded in the restructuring and impairment expense line item on the Company’s condensed consolidated statements of income. During the three and six months ended June 30, 2018, the Company recognized a total expense of $2.7

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

million and $2.6 million, respectively, to restructuring and impairment expense, which were comprised of the components described below. There were no such charges during either the three or six months ended June 30, 2017.
During the six months ended June 30, 2018, the Company executed a strategic reorganization resulting in reductions in force. The reorganization was part of the Company’s overall reassessment of resources based upon benchmarking activities with competitors in the Company’s industry. As a result, for the three and six months ended June 30, 2018, the Company recognized $0.7 million and $1.0 million, respectively, as restructuring and impairment expense relating to severance costs for wages and benefits. There were no such charges during either the three or six months ended June 30, 2017.
The Company had previously vacated or consolidated properties in San Diego and Denver, and subsequently reassessed its obligations on non-cancelable leases. As a result of these reassessments, during the three and six months ended June 30, 2018, the Company recognized expense of $1.7 million and $1.2 million, respectively. There were no such charges during the six months ended June 30, 2017. Upon vacating certain leased space in Denver, the Company retired $0.3 million of assets during the three and six months ended June 30, 2018.
The following table summarizes the amounts recorded in the restructuring and impairment charges line item on the Company’s condensed consolidated statements of income for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Asset impairment	$325	$—	$325	$—
Severance costs	671	—	1,018	—
Lease exit and other costs	1,733	—	1,227	—
Total restructuring and impairment charges	$2,729	$—	$2,570	$—
The following table summarizes the changes in the Company's restructuring and impairment liability by type during the six months ended June 30, 2018 (in thousands):

	Asset Impairment	Student Transfer Agreement Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2017	—	$594	$195	$10,643	$11,432
Restructuring and impairment expense	325	—	1,018	1,227	2,570
Payments and adjustments	(325)	(7)	(814)	(7,554)	(8,700)
Balance at June 30, 2018	$—	$587	$399	$4,316	$5,302
The restructuring liability amounts are recorded within either the (i) accounts payable and accrued liabilities account, (ii) rent liability account or (iii) other long-term liabilities account on the condensed consolidated balance sheets.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Investments
The following tables summarize the fair value information for investments as of June 30, 2018 and December 31, 2017, respectively (in thousands):

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Mutual funds	$2,147	$—	$—	$2,147

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Mutual funds	$2,065	$—	$—	$2,065
The mutual funds in the tables above, represent the deferred compensation asset balances, which are considered to be trading securities. There were no transfers between level categories for investments during the periods presented. The Company’s money market securities are recorded in the cash and cash equivalents line item on the Company’s condensed consolidated balance sheets, and are classified as Level 1 securities.
There were no differences between amortized cost and fair value of investments as of June 30, 2018 and December 31, 2017, respectively. There were no reclassifications out of accumulated other comprehensive income during either the six months ended June 30, 2018 and 2017.
6. Accounts Receivable, Net
Accounts receivable, net, consists of the following (in thousands):

	As of June 30, 2018	As of December 31, 2017
Accounts receivable	$48,571	$44,656
Less allowance for doubtful accounts	(14,514)	(17,579)
Accounts receivable, net	$34,057	$27,077
There is an immaterial amount of accounts receivable, net, at each balance sheet date with a payment due date of greater than one year.
The following table presents the changes in the allowance for doubtful accounts for accounts receivable for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions (1)	Ending Balance
Allowance for doubtful accounts receivable:
For the six months ended June 30, 2018	$(17,579)	$11,709	$(14,774)	$(14,514)
For the six months ended June 30, 2017	$(16,154)	$16,974	$(13,531)	$(19,597)

(1)	Deductions represent accounts written off, net of recoveries.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	As of June 30, 2018	As of December 31, 2017
Prepaid expenses	$6,553	$6,195
Prepaid licenses	6,305	4,882
Income tax receivable	4,887	8,889
Prepaid insurance	1,933	1,215
Insurance recoverable	763	1,192
Other current assets	43	15
Total prepaid expenses and other current assets	$20,484	$22,388
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of June 30, 2018	As of December 31, 2017
Furniture and office equipment	$43,737	$43,330
Software	12,486	12,313
Leasehold improvements	5,050	5,445
Vehicles	22	22
Total property and equipment	61,295	61,110
Less accumulated depreciation and amortization	(52,154)	(50,676)
Total property and equipment, net	$9,141	$10,434
For the three months ended June 30, 2018 and 2017, depreciation and amortization expense related to property and equipment was $1.1 million and $1.4 million, respectively. For the six months ended June 30, 2018 and 2017, depreciation expense was $2.2 million and $2.9 million, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Goodwill and Intangibles, Net
Goodwill and intangibles, net, consists of the following (in thousands):

	June 30, 2018
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,724	$(19,815)	$1,909
Purchased intangible assets	15,850	(6,603)	9,247
Total definite-lived intangible assets	$37,574	$(26,418)	$11,156
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$13,723

	December 31, 2017
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,463	$(19,300)	$2,163
Purchased intangible assets	15,850	(5,987)	9,863
Total definite-lived intangible assets	$37,313	$(25,287)	$12,026
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$14,593
For the three months ended June 30, 2018 and 2017, amortization expense was $0.7 million and $0.9 million, respectively. For the six months ended June 30, 2018 and 2017, amortization expense was $1.3 million and $1.8 million, respectively.
The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
Remainder of 2018	$1,175
2019	1,927
2020	1,657
2021	1,432
2022	1,260
Thereafter	3,705
Total future amortization expense	$11,156

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of the following (in thousands):

	As of June 30, 2018	As of December 31, 2017
Accounts payable	$3,147	$5,619
Accrued salaries and wages	7,734	8,573
Accrued bonus	4,535	6,924
Accrued vacation	8,804	8,237
Accrued litigation and fees	8,041	9,886
Accrued expenses	21,894	16,024
Current leases payable	5,255	12,971
Accrued insurance liability	2,337	2,931
Total accounts payable and accrued liabilities	$61,747	$71,165
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consists of the following (in thousands):

	As of June 30, 2018	As of December 31, 2017
Deferred revenue	$20,264	$19,135
Student deposits	38,497	49,072
Total deferred revenue and student deposits	$58,761	$68,207
Other Long-Term Liabilities
Other long-term liabilities consists of the following (in thousands):

	As of June 30, 2018	As of December 31, 2017
Uncertain tax positions	$1,668	$8,893
Other long-term liabilities	3,113	3,815
Total other long-term liabilities	$4,781	$12,708
8. Credit Facilities
The Company has issued letters of credit that are collateralized with cash in the aggregate amount of $9.8 million, which is included in restricted cash as of June 30, 2018.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. The Company has entered into a surety bond facility with an insurance company to provide such bonds when required. As of June 30, 2018, the Company’s total available surety bond facility was $6.5 million and the surety had issued bonds totaling $4.3 million on the Company’s behalf under such facility.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

9. Lease Obligations
Operating Leases
The Company leases certain office facilities and office equipment under non-cancelable lease arrangements that expire at various dates through 2023. The office leases contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $7.6 million and $7.4 million for the six months ended June 30, 2018 and 2017, respectively. Rent expense in certain periods also includes the restructuring and impairment charges recorded and therefore, may differ significantly from cash payments. For additional information, refer to Note 4, “Restructuring and Impairment Expense.”
The following table summarizes the future minimum rental payments under non-cancelable operating lease arrangements in effect at June 30, 2018 (in thousands):

Year Ended December 31,
Remainder of 2018	$11,815
2019	20,698
2020	9,365
2021	5,042
2022	1,558
Thereafter	391
Total minimum payments	$48,869
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
The following table sets forth the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$17,231	$6,314	$19,528	$16,183
Denominator:
Weighted average number of common shares outstanding	27,170	28,918	27,167	35,473
Effect of dilutive options and stock units	178	1,014	324	1,000
Diluted weighted average number of common shares outstanding	27,348	29,932	27,491	36,473
Income per share:
Basic	$0.63	$0.22	$0.72	$0.46
Diluted	$0.63	$0.21	$0.71	$0.44

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table sets forth the number of stock options, RSUs and PSUs, excluded from the computation of diluted income per share for the periods indicated below because their effect was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	2,847	1,696	2,859	1,876
RSUs and PSUs	42	4	10	3
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
During the six months ended June 30, 2017, the Company repurchased approximately 18.1 million shares of the Company's common stock for an aggregate purchase price of approximately $152.0 million, including fees.
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
During the six months ended June 30, 2018, the Company repurchased approximately 0.4 million shares of the Company’s common stock for an aggregate purchase price of approximately $2.4 million, including fees.
12. Stock-Based Compensation
The Company recorded $1.2 million and $0.9 million of stock-based compensation expense for the three months ended June 30, 2018 and 2017, respectively, and $2.3 million and $1.8 million of stock-based compensation expense for the six months ended June 30, 2018 and 2017, respectively.
The related income tax benefit was $0.3 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and $0.6 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively.
During the six months ended June 30, 2018, the Company granted 0.8 million RSUs at a grant date fair value of $6.75 and 0.3 million RSUs vested. During the six months ended June 30, 2017, the Company granted 0.4 million RSUs at a grant date fair value of $10.60 and 0.4 million RSUs vested.
During the six months ended June 30, 2018 and 2017, no performance-based or market-based PSUs were granted and no performance-based or market-based PSUs vested.
During the six months ended June 30, 2018, the Company granted 35,088 stock options at a grant date fair value of $2.97 and no stock options were exercised. During the six months ended June 30, 2017, the Company granted 0.3 million stock options at a grant date fair value of $4.76 and 0.4 million stock options were exercised.
As of June 30, 2018, there was unrecognized compensation cost of $7.3 million related to unvested stock options, RSUs and PSUs.

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
The Company recognizes deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, the Company evaluates a number of factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended June 30, 2018 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation certain subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against its deferred tax assets should continue to be maintained as of June 30, 2018.
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
The Company’s current effective income tax rate that has been applied to normal, recurring operations for the six months ended June 30, 2018 was 2.5%. The Company’s actual effective income tax rate was (56.6)% for the six months ended June 30, 2018. which includes a discrete tax benefit of $1.7 million recorded in the first quarter of 2018 associated with refund claims for qualified production activities tax deductions for the tax years 2013 and 2014, as well as a discrete benefit of $5.7 million recorded in the second quarter of 2018 associated with a reduction in uncertain tax position mainly associated with the California audit examination settlement for the tax years 2008 through 2012.
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
As of June 30, 2018, the Company had $1.4 million of gross unrecognized tax benefits, of which $0.7 million would impact the effective income tax rate if recognized. As of December 31, 2017, the Company had $18.9 million of gross unrecognized tax benefits, of which $14.8 million would impact the effective income tax rate if recognized. Although the Company cannot predict the timing of resolution with taxing authorities, if any, the Company believes it is reasonably possible that the total of the unrecognized tax benefits could change in the next twelve months due to settlement with tax authorities or expiration of the applicable statute of limitations. These unrecognized tax benefits primarily relate to apportionment of online service revenues for corporate income tax purposes. Although the Company believes the tax accruals provided are reasonable,

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from the Company’s historical income tax provisions and accruals.
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
During the second quarter ended June 30, 2018, the Company executed a Closing Agreement with the California Franchise Tax Board to settle a tax audit examination principally associated with sales factor apportionment issues. The settlement resolved the sales factor sourcing and research and development credit issues for the audit period covering the California income tax returns for fiscal years 2008 through 2012. The sales factor sourcing issues under the aforementioned audit period have no impact on the future years due to the California tax law changes that were in effect starting in 2011. The unrecognized tax benefits previously recorded for the audit were $7.8 million. Upon executing the Closing Agreement, an income tax benefit of $5.7 million was recognized for the second quarter ended June 30, 2018. The Company’s income tax returns for the tax years 2013 through 2015 are under examination and the Company continues to work toward resolution, and based on all available information the Company has accrued for any uncertain tax positions that may be addressed in the audit.
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
In March 2018, the Company was notified by the Florida Department of Revenue that the Company’s income tax returns are under examination for the tax years 2014 through 2016. The Company was notified in early July 2018 that no adjustments would be made to the income tax returns filed for all examination years.
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
Program Participation Agreement for University of the Rockies
On April 23, 2018, the University of the Rockies received an updated Program Participation Agreement from the Department. Based on the updated Program Participation Agreement, the University of the Rockies is provisionally certified to participate in Federal Student Financial Aid Programs until March 31, 2021. The University of the Rockies is required to submit its reapplication for continued certification by December 31, 2020.
WSCUC Accreditation of Ashford University
In July 2013, WSCUC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. In December 2013, Ashford University effected its transition to WSCUC accreditation and designated its San Diego, California facilities as its main campus and its Clinton, Iowa campus as an additional location. As part of a continuing monitoring process, Ashford University hosted a visiting team from WSCUC on a special visit in April 2015. In July 2015, Ashford University received an Action Letter from WSCUC outlining the findings arising out of its visiting team's special visit. The Action Letter stated that the WSCUC visiting team found evidence that Ashford University continues to make progress in all six areas recommended by WSCUC in 2013. As part of its institutional review process, WSCUC commenced its comprehensive review of Ashford University with an off-site review in March 2018. Ashford University was notified on June 8, 2018 that the Ashford University Accreditation Visit originally scheduled for fall 2018 had been rescheduled to spring 2019.
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
On September 15, 2016, in response to a Petition for Declaratory and Injunctive Relief (“Petition”) filed by Ashford University, the Iowa District Court for Polk County entered a written order (“Order”) staying the Iowa DOE’s announced intention to withdraw the approval of Ashford University as a GI Bill eligible institution until the entry of a final and appealable order and judgment in the action. On June 23, 2017, the Iowa District Court held a hearing on Ashford University’s Petition and on July 17, 2017, the Court ruled in favor of the Iowa DOE and denied the petition. Ashford University filed a motion for reconsideration of this ruling, which was denied on August 17, 2017. On August 23, 2017, Ashford University filed a Petition to Vacate or Modify the Iowa District Court’s July 17, 2017 ruling, based on material evidence, newly discovered, which could not with reasonable diligence have been previously discovered by Ashford University (“First Petition to Vacate”). On September 18, 2017, Ashford University appealed, inter alia, the July 17, 2017 ruling to the Iowa Supreme Court and posted an appeal bond, which stayed this matter pending resolution of Ashford University’s appeal. As a result, Ashford University’s approval was not withdrawn, and Ashford University’s programs remain approved for GI Bill purposes. The Assistant Attorney General

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

handling this matter on behalf of the Iowa DOE also advised Ashford University that the Iowa DOE would take no action pending the post-ruling motions and appeal. On October 12, 2017, Judge Eliza Ovrom, the Iowa District Court Judge who issued the July 17, 2017 ruling, filed a Disclosure Statement revealing family ties to the Iowa Attorney General’s Office. Following motions by Ashford University for her recusal, Judge Ovrom recused herself from all further proceedings. On October 24, 2017, Ashford University filed with the Iowa Supreme Court a Petition to Vacate or, in the Alternative, for Limited Remand (“Second Petition to Vacate”), in which Ashford University argued that the July 17, 2017 ruling and all other material orders entered by Judge Ovrom should be vacated due to her previously undisclosed conflict of interest. On January 8, 2018, the Iowa Supreme Court remanded the Second Petition to Vacate to the District Court, where all proceedings in this matter were consolidated before Judge Michael Huppert. On April 26, 2018, Judge Huppert granted the Second Petition to Vacate and vacated all material rulings by Judge Ovrom, including the July 17, 2017 ruling, thus on June 21, 2018, the Iowa Supreme Court issued a Procedendo stating that the appeal was concluded. Judge Huppert’s decision mooted the First Petition to Vacate and Ashford’s appeal of, inter alia, the July 17, 2017 ruling. The case will now proceed on the merits de novo before Judge Huppert.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
Reardon v. Clark, et al.
On March 18, 2015, a shareholder derivative complaint was filed in the Superior Court of the State of California in San Diego. The complaint asserts derivative claims on the Company’s behalf against certain of its current and former officers and directors. The complaint is captioned Reardon v. Clark, et al. and generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. The lawsuit seeks unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees. Following the dismissal of the underlying Zamir securities class action and pursuant to a stipulation among the parties, on May 10, 2018, the Court ordered the case stayed while the Company’s Board of Directors evaluates a litigation demand submitted by the plaintiff.
Larson v. Hackett, et al.
On January 19, 2017, a shareholder derivative complaint was filed in the Superior Court of the State of California in San Diego. The complaint asserts derivative claims on the Company's behalf against certain of its current and former officers and directors. The complaint is captioned Larson v. Hackett, et al. and generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. The lawsuit seeks unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees. Following the dismissal of the underlying Zamir securities class action and pursuant to a stipulation among the parties, on May 10, 2018, the Court ordered the case stayed while the Company’s Board of Directors evaluates a litigation demand submitted by the plaintiff.
Nieder v. Ashford University, LLC
On October 4, 2016, Dustin Nieder filed a purported class action against Ashford University in the Superior Court of the State of California in San Diego. The complaint is captioned Dustin Nieder v. Ashford University, LLC and generally alleges various wage and hour claims under California law for failure to pay overtime, failure to pay minimum wages and failure to provide rest and meal breaks. The lawsuit seeks back pay, the cost of benefits, penalties and interest on behalf of the putative class members, as well as other equitable relief and attorneys' fees. On January 5, 2018, the parties reached a mediated agreement to settle the case, which was approved by the Court on June 15, 2018. Accordingly, the Company accrued a liability of $1.8 million associated with this action during the first quarter of 2018 and this amount was paid during the second quarter of 2018.

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

•
Ashford University’s ability to continue participating in the U.S. Department of Defense Tuition Assistance Program for active duty military personnel and to prevent any disruption of educational benefits to Ashford University’s active duty military students;

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
Overview
We are a provider of postsecondary education services through our regionally accredited academic institutions, Ashford University® and University of the RockiesSM. Ashford University offers associate’s, bachelor’s and master’s programs, and University of the Rockies offers master’s and doctoral programs primarily online. As of June 30, 2018, our academic institutions offered approximately 1,240 courses and approximately 90 degree programs. We are also focused on providing innovative technologies to enhance the student experience and support faculty and student engagement.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated Statement of Income Data:
Revenue	$120,834	$124,581	$238,865	$254,071
Operating income	$11,554	$6,180	$11,940	$15,842

Consolidated Other Data:
Period-end enrollment (1)
Online	40,038	43,384	40,038	43,384
Campus-based	59	77	59	77
Total	40,097	43,461	40,097	43,461

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

Key enrollment trends
Enrollment at our academic institutions decreased 7.7% to 40,097 students at June 30, 2018 as compared to 43,461 students at June 30, 2017. Enrollment decreased by 1.6% since the end of the preceding fiscal year, from 40,730 students at December 31, 2017 to 40,097 students at June 30, 2018.
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
We continue to focus our efforts on first stabilizing and then restarting enrollment growth. Through the first half of 2018, Ashford University has launched 11 of the 16 programs for which they received approval from the Department in November 2017, and plans to launch the remaining new programs during the remainder of 2018. Expanding the course offerings with these new programs will be one factor that will contribute to our goal of stabilizing enrollment and then achieving new enrollment growth, and over time total enrollment growth.
One area in which we are experiencing positive enrollment trends is within the Corporate Full Tuition Grant (“FTG”) program, which is a portion of our Education Partnerships programs with various employers. These corporate partnership programs provide companies with the opportunity to offer their employees a way to pursue and complete a college degree without incurring any student debt. Enrollments in the FTG program account for approximately 14% of our total enrollment as of June 30, 2018. Revenue derived from Education Partnerships is cash pay, and is therefore not considered federal student aid for purposes of calculations under the 90/10 rule.
Trends and uncertainties regarding revenue and continuing operations
Proposed merger and conversion transactions
On July 16, 2018, Ashford University received official notification from WSCUC approving the merger (the “Merger”) of the University of the Rockies into Ashford University (the “Merger Approval”). Ashford University submitted the merger application on February 12, 2018. The Merger Approval is subject to the Merger being consummated by December 31, 2018. In addition, WSCUC will conduct a post implementation visit of Ashford University within six months of the consummation of the Merger to assess the impact of the Merger on it.
As a result of the merger, the doctoral programs offered by University of the Rockies will become part of a separate doctoral college within Ashford University, and University of the Rockies master’s programs will be integrated into Ashford University’s existing colleges. The Company anticipates that the merger of Ashford University and University of the Rockies will create a comprehensive and strengthened educational institution that will enable Ashford University to reach a wider array of students, create more seamless pathways for students, and help close the skills gap faced by employers, while ensuring continuity for students of both universities.
Ashford University also submitted a separate application to WSCUC seeking approval to convert Ashford University to a not-for-profit California public benefit corporation. The WSCUC team site visit for the conversion application is anticipated to occur sometime in September, with a recommendation to WSCUC sometime in November. As part of the conversion transaction, Ashford University will separate from the Company. Following the proposed conversion and separation, the Company anticipates that it would be an online program management provide and would provide certain services to the newly-formed not-for-profit university. The approval of the Merger by WSCUC has no bearing on its future consideration of the conversion and separation.

The Company, Ashford University and University of the Rockies are continuing to review various federal and state regulatory requirements that could impact the viability and timing of the Merger and subsequent conversion transaction and separation. The Company and Ashford University's board of trustees are taking steps to protect Ashford University's independence in considering the conversion transaction in order to enable Ashford University to act in the best interests of Ashford University and its students. As such, the Company is not bound to move forward with the conversion at this time.
Restructuring and impairment charges
We have implemented various restructuring plans to better align our resources with our business strategy and the related charges are recorded in the restructuring and impairment expense line item on our condensed consolidated statements of income. Restructuring and impairment charges have historically been primarily comprised of (i) severance costs related to headcount reductions, (ii) estimated lease costs related to facilities vacated or consolidated, (iii) charges related to the write-off of certain fixed assets and assets abandoned and (iv) student transfer agreement costs for Ashford University ground-based students. As required by GAAP, the estimated lease losses include sublease assumptions. Changes to these estimates could have a material impact on the Company’s condensed consolidated financial statements. For information regarding the restructuring and impairment charges recorded, refer to Note 4, “Restructuring and Impairment Expense” to our condensed consolidated financial statements included in Part I, Item 1 of this report.
Valuation allowance
We recognize deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, we evaluate factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss. The cumulative loss incurred over the three-year period ended June 30, 2018 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. Such objective evidence limited our ability to consider in our evaluation other subjective evidence such as our projections for future growth. On the basis of our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against our deferred tax assets should continue to be maintained as of June 30, 2018.
Recent Regulatory Developments
Negotiated Rulemaking and Other Executive Action
On December 16, 2016, the Department released final regulations to clarify state authorization requirements for postsecondary institutions offering distance education that participate in federal student loan programs, as required by the Higher Education Act. Among other things, the final regulations require (i) institutions offering distance education to be authorized by each state in which they enroll students, if such authorization is required by the state, (ii) institutions to document the state process for resolving student complaints regarding distance education programs, (iii) public and individualized disclosures to enrolled and prospective students in distance education programs, including disclosures regarding adverse actions taken against the institution, the institution’s refund policies and whether each of the institution’s programs meet applicable state licensure or certification requirements, and (iv) institutions to explain to students the consequences of moving to a state where the school is not authorized, which could include loss of eligibility for federal student aid. The final regulations recognize authorization through participation in a state authorization reciprocity agreement, as long as the agreement does not prevent a state from enforcing its own consumer laws. The final regulations were scheduled to take effect on July 1, 2018, however, on May 25, 2018, the Department published a Notice of Proposed Rulemaking in the Federal Register announcing the postponement, until July 1, 2020, of the effective date of the final regulations. The Department is proposing the delay based on concerns recently raised by regulated parties and to ensure that there is adequate time to conduct negotiated rulemaking to reconsider the final regulations, and as necessary, develop revised regulations.
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

The accountability measures will typically weigh a calculated debt burden from graduates who completed their studies three and four years prior to the measuring academic year and earnings from the most recent calendar year prior to the conclusion of the measuring academic year. Thus, for the 2014-2015 academic year, the two-year cohort will include graduates from the 2010-2011 and 2011-2012 academic years and earnings for those graduates from calendar year 2014.
On October 20, 2016, we received draft debt-to-earnings rates and certain underlying data from the Department for the first gainful employment measurement year. On January 8, 2017, we received our institutions’ final debt-to-earnings rates for the first gainful employment measurement year. Based on the final rates, none of our programs were determined to fail. Two of our current programs, including the Associate of Arts in Early Childhood Education and the Bachelor of Arts in Early Childhood Education/Administration, were determined to be in the zone. As of June 30, 2018, approximately 3.0% of our institutions' students were enrolled in the Associate of Arts in Early Childhood Education and approximately 8.5% of our institutions' students were enrolled in the Bachelor of Arts in Early Childhood Education/Administration. During the three months ended June 30, 2018, we derived revenue of approximately $4.3 million from the Associate of Arts in Early Childhood Education and approximately $12.1 million from the Bachelor of Arts in Early Childhood Education/Administration.
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
On June 18, 2018, the Department announced it will allow additional time, until July 1, 2019, for institutions to comply with the requirements of the gainful employment regulations in 34 CFR 668.412 (d) and (e) that include the disclosure template, or a link thereto, in their gainful employment program promotional materials; and directly distribute the disclosure template to prospective students. Because the Department intends to develop proposed regulations that would replace the gainful employment regulations, and as part of that rulemaking process, the Department continues to evaluate the efficacy of these disclosures to students and the implementation of these requirements. Institutions must continue to comply with the requirements in 34 CFR 668.412(a), (b), and (c) to post disclosures on their gainful employment program web pages using the approved disclosure template provided by the Department. The deadline for these actions was April 6, 2018 and, as discussed above, our institutions have complied with this requirement.
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
On January 1, 2018, the Company adopted ASU 2014-09, using the modified retrospective method. For information regarding the impact of this recent accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies - Recent Accounting Pronouncements” as well as Note 3, “Revenue Recognition” to our condensed consolidated financial statements included elsewhere in this report. There were no other material changes to these critical accounting policies and estimates during the six months ended June 30, 2018.

Results of Operations
The following table sets forth our condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	44.7	49.1	46.3	48.8
Admissions advisory and marketing	33.0	35.1	36.9	34.8
General and administrative	10.4	10.9	10.6	10.1
Legal settlement expense	0.1	—	0.1	—
Restructuring and impairment expense	2.3	—	1.1	—
Total costs and expenses	90.5	95.1	95.0	93.7
Operating income	9.5	4.9	5.0	6.3
Other income, net	0.2	0.3	0.2	0.3
Income before income taxes	9.7	5.2	5.2	6.6
Income tax (benefit) expense	(4.6)	0.1	(3.0)	0.2
Net income	14.3%	5.1%	8.2%	6.4%
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Revenue. Our revenue for the three months ended June 30, 2018 was $120.8 million, representing a decrease of $3.8 million, or 3.0%, as compared to revenue of $124.6 million for the three months ended June 30, 2017. The decrease between periods was primarily due to a decrease of 8.9% in average weekly enrollment at our academic institutions, from 44,770 students for the three months ended June 30, 2017 to 40,777 students for the three months ended June 30, 2018. Tuition revenue decreased by approximately $5.3 million, which is primarily due to the decrease in average weekly enrollment. The decrease in revenue between periods was also due to higher scholarships for the period, an increase of $2.4 million, as well as the implementation of the new revenue recognition standards in 2018, of approximately $2.0 million for the three months ended June 30, 2018. The overall decrease was partially offset by a tuition increase, effective February 6, 2018, as well as an increase in net revenue generated from course digital materials of approximately $2.4 million.
Instructional costs and services. Our instructional costs and services for the three months ended June 30, 2018 were $54.0 million, representing a decrease of $7.1 million, or 11.7%, as compared to instructional costs and services of $61.1 million for the three months ended June 30, 2017. In addition to the decline in enrollment, specific decreases between periods primarily include decreases in bad debt of $2.6 million, corporate support services of $1.5 million, instructor fees of $1.1 million, direct compensation (including financial aid processing fees) of $0.9 million, license fees of $0.7 million, and information technology costs of $0.4 million. The impact on bad debt from implementing the new revenue recognition standards in 2018, was approximately $1.6 million for the three months ended June 30, 2018. Instructional costs and services, as a percentage of revenue, decreased to 44.7% for the three months ended June 30, 2018, as compared to 49.1% for the three months ended June 30, 2017. The decrease of 4.4% as a percentage of revenue primarily included decreases in bad debt of 2.0%, corporate support services of 1.0%, instructor fees of 0.7%, and license fees of 0.6%. As a percentage of revenue, bad debt expense was 4.2% for the three months ended June 30, 2018, compared to 6.2% for three months ended June 30, 2017.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the three months ended June 30, 2018 were $39.9 million, representing a decrease of $3.8 million, or 8.8%, as compared to admissions advisory and marketing expenses of $43.7 million for the three months ended June 30, 2017. Specific factors contributing to the overall decrease between periods were decreases in compensation of $2.2 million, corporate support services of $1.1 million, and facilities costs of $0.5 million. As a percentage of revenue, our admissions advisory and marketing expenses decreased to 33.0% for the three months ended June 30, 2018, as compared to 35.1% for the three months ended June 30, 2017. The decrease of 2.1% as a percentage of revenue was primarily due to a decrease in compensation of 1.3% and corporate support services of 1.0%.
General and administrative. Our general and administrative expenses for the three months ended June 30, 2018 were $12.5 million, representing a decrease of $0.9 million, or 7.4%, as compared to general and administrative expenses of $13.6 million for the three months ended June 30, 2017. The decrease between periods was primarily due to decreases in administrative compensation of $2.4 million, professional fees of $0.7 million, other administrative costs of $0.3 million, and information technology costs of $0.2 million, partially offset by increases in corporate support services of $2.6 million. Our general and administrative expenses decreased as a percentage of revenue to 10.4% for the three months ended June 30, 2018, as compared to 10.9% for the three months ended June 30, 2017. The decrease of 0.5% as a percentage of revenue was primarily due to decreases in administrative compensation of 1.7%, professional fees of 0.5%, and other administrative costs of 0.2%, partially offset by increases in corporate support services of 1.9%.
Legal settlement expense. For the three months ended June 30, 2018, there were $0.1 million of legal settlement expenses. There were no legal settlement expenses for the three months ended June 30, 2017.
Restructuring and impairment charges. We recorded a charge of $2.7 million to restructuring and impairment for the three months ended June 30, 2018, comprised primarily of revised estimates of lease charges as well as severance costs resulting from a reduction in force. For the three months ended June 30, 2017, there were no such restructuring and impairment charges.
Other income, net. Our other income, net, was approximately $0.3 million for the three months ended June 30, 2018 and approximately $0.3 million for the three months ended June 30, 2017. The slight decrease between periods was primarily due to decreased interest income on average cash balances.
Income tax expense (benefit). We recognized an income tax benefit of $5.4 million and an income tax expense of $0.2 million for the three months ended June 30, 2018 and 2017, respectively, at effective tax rates of (45.6)% and 3.2%, respectively. The change in the income tax expense is mainly attributable to a discrete tax benefit of $5.7 million associated with a reduction in uncertain tax position mainly associated with the California audit examination settlement for tax years 2008 through 2012.
Net income. Our net income was $17.2 million for the three months ended June 30, 2018, compared to net income of $6.3 million for the three months ended June 30, 2017, which represents a $10.9 million increase in net income as a result of the factors discussed above.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Revenue. Our revenue for the six months ended June 30, 2018 was $238.9 million, representing a decrease of $15.2 million, or 6.0%, as compared to revenue of $254.1 million for the six months ended June 30, 2017. The decrease between periods was primarily due to a decrease of 9.8% in average weekly enrollment at our academic institutions, from 45,564 students during the six months ended June 30, 2017 to 41,076 students during the six months ended June 30, 2018. Tuition revenue decreased by approximately $13.4 million, which is primarily due to the decrease in average weekly enrollment. The decrease in revenue between periods was also due to higher scholarships for the period of $4.4 million, as well as the implementation of the new revenue recognition standards in 2018, of approximately $2.3 million for the six months ended June 30, 2018. The overall decrease was partially offset by a tuition increase, effective February 6, 2018, as well as an increase in net revenue generated from course digital materials of approximately $3.6 million.
Instructional costs and services. Our instructional costs and services for the six months ended June 30, 2018 were $110.8 million, representing a decrease of $13.4 million, or 10.7%, as compared to instructional costs and services of $124.2 million for the six months ended June 30, 2017. In addition to the decline in enrollment, specific decreases between periods include bad debt of $5.3 million, direct compensation costs of $2.6 million, license fees of $2.1 million, instructor fees of $1.6 million, corporate support services of $1.1 million, and information technology costs of $0.8 million. The impact on bad debt from implementing the new revenue recognition standards in the first quarter of 2018, was approximately $2.7 million for the six months ended June 30, 2018. Instructional costs and services decreased as a percentage of revenue to 46.3% for the six months ended June 30, 2018, as compared to 48.8% for the six months ended June 30, 2017. The decrease of 2.5% as a percentage of revenue primarily included decreases in bad debt expense of 1.8%, license fees of 0.8%, and instructor fees of 0.3%, partially offset by an increase in consulting and professional fees of 0.2%. As a percentage of revenue, bad debt expense was 4.9% for the six months ended June 30, 2018, compared to 6.7% for the six months ended June 30, 2017.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the six months ended June 30, 2018 were $88.1 million, representing a decrease of $0.4 million, or 0.4%, as compared to admissions advisory and marketing expenses of $88.5 million for the six months ended June 30, 2017. As a result of our change in marketing strategy and the shift in advertising mix, specific factors contributing to the overall decrease between periods include decreases in compensation of $4.0 million, facilities costs of $0.7 million and corporate support services of $0.5 million. These decreases were partially offset by increases in advertising costs of $3.8 million and consulting fees of $0.6 million. As a percentage of revenue, our admissions advisory and marketing expenses increased to 36.9% for the six months ended June 30, 2018 as compared to 34.8% for the six months ended June 30, 2017. The increase of 2.1% as a percentage of revenue was primarily due to increases in advertising costs of 2.5% and consulting fees of 0.3%, partially offset by decreases in compensation of 0.7% and corporate support services of 0.3%.
General and administrative. Our general and administrative expenses for the six months ended June 30, 2018 were $25.3 million, representing a decrease of $0.3 million, or 1.1%, as compared to general and administrative expenses of $25.6 million for the six months ended June 30, 2017. The decrease between periods was primarily due to a decrease in administrative compensation of $2.7 million and information technology costs of $0.2 million, partially offset by increases in corporate support services of $1.6 million, other administrative costs of $0.6 million, and professional fees of $0.4 million. Our general and administrative expenses increased as a percentage of revenue to 10.6% for the six months ended June 30, 2018, compared to 10.1% for the six months ended June 30, 2017. The increase of 0.5% as a percentage of revenue was primarily due to an increase in professional fees of 0.4% other administrative costs of 0.4%, and corporate support services of 0.3%, partially offset by a decrease in administrative compensation of 0.6%.
Legal settlement expense. For the six months ended June 30, 2018, there were $0.1 million of legal settlement expenses. There were no legal settlement expenses for the six months ended June 30, 2017.
Restructuring and impairment charges. We had $2.7 million of restructuring and impairment charges for the six months ended June 30, 2018, comprised primarily of revised estimates of lease charges as well as severance costs resulting from a reduction in force. For the six months ended June 30, 2017, there were no restructuring and impairment charges.
Other income, net. Our other income, net, was $0.5 million for the six months ended June 30, 2018, as compared to $0.8 million for the six months ended June 30, 2017, representing a decrease of $0.3 million. The decrease between periods was primarily due to decreased interest income on average cash balances.
Income tax expense (benefit). We recognized an income tax benefit of $7.1 million and an income tax expense of $0.4 million for the six months ended June 30, 2018 and 2017, at effective tax rates of (56.6)% and 2.7%, respectively. The change in income tax expense is mainly attributable to a discrete tax benefit of $5.7 million associated with a reduction in uncertain tax position mainly associated with the California audit examination settlement for tax years 2008 through 2012, and $1.7 million income tax benefit associated with refund claims for qualified production activities tax deductions for the tax years 2013 and 2014.
Net income. Our net income was $19.5 million for the six months ended June 30, 2018 compared to net income of $16.2 million for the six months ended June 30, 2017, a $3.3 million increase as a result of the factors discussed above.
Liquidity and Capital Resources
We finance our operating activities and capital expenditures primarily through cash on hand and through cash provided by operating activities. At June 30, 2018 and December 31, 2017, our cash and cash equivalents were $171.6 million and $185.1 million, respectively. At June 30, 2018 and December 31, 2017, we had restricted cash of $19.8 million and $20.4 million, respectively, and investments of $2.1 million at each reporting date, respectively. At June 30, 2018, we had no long-term debt.
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
There was a slight increase in the fair value of our investments at June 30, 2018 as compared to December 31, 2017. We believe that any fluctuations we have recently experienced are temporary in nature and that while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
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
Operating activities
Net cash used in operating activities was $9.2 million for the six months ended June 30, 2018, compared to net cash used in operating activities of $11.5 million for the six months ended June 30, 2017, an overall decrease between periods in net cash used in operating activities of $2.3 million. This decrease in cash used in operating activities is primarily attributable to the $3.3 million increase in net income between periods, the timing of prepaid expenses and other current assets, lease charges recorded in the period, and lower accounts payable and accrued liabilities in the current period versus prior period. These changes were partially offset by lower bad debt in the current period versus prior period, and the release of an uncertain tax position accrual. Despite the cash used in operating activities during the period, we expect to generate cash from our operating activities for the foreseeable future.
Investing activities
Net cash used in investing activities was $1.8 million for the six months ended June 30, 2018, compared to net cash provided by investing activities of $20.2 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, we had purchases of investments of $1.0 million, sales of investments of $1.0 million, and no maturities of investments. This is compared to purchases of investments of $61,000, no sales of investments, and $22.7 million maturities of investments for the six months ended June 30, 2017. Capital expenditures for the six months ended June 30, 2018 were $1.3 million, compared to $2.3 million for the six months ended June 30, 2017. We expect our capital expenditures to be approximately $3.1 million for the year ending December 31, 2018.

Financing activities
Net cash used in financing activities was $3.1 million for the six months ended June 30, 2018, compared to net cash used in financing activities of $149.8 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, we repurchased approximately 0.4 million shares of our common stock for an aggregate purchase price of approximately $2.4 million, including fees. During the six months ended June 30, 2017, we repurchased approximately 18.1 million shares of our common stock for an aggregate purchase price of approximately $152.0 million, including fees. During each of the six months ended June 30, 2018 and 2017, net cash used in financing activities included tax withholdings related to the issuance of shares upon the vesting of restricted stock units. During the six months ended June 30, 2017, this was partially offset by the cash provided by stock option exercises.
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
Off-Balance Sheet Arrangements and Significant Contractual Obligations
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of June 30, 2018, our total available surety bond facility was $6.5 million and the surety had issued bonds totaling $4.3 million on our behalf under such facility.
The following table sets forth, as of June 30, 2018, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
(In thousands)	Total	2018	2019	2020	2021	2022	Thereafter
Operating lease obligations	$48,869	$11,815	$20,698	$9,365	$5,042	$1,558	$391
Other contractual obligations	41,795	6,305	12,453	9,291	3,626	2,620	7,500
Uncertain tax positions	1,668	—	1,668	—	—	—	—
Total	$92,332	$18,120	$34,819	$18,656	$8,668	$4,178	$7,891
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of June 30, 2018, we had no outstanding borrowings.
Our future investment income may fall short of expectations due to changes in interest rates. At June 30, 2018, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

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
Under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
We continually assess the adequacy of our internal control over financial reporting and make improvements as deemed appropriate. There were no changes in internal control over financial reporting, during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding repurchases of our common stock on a monthly basis for the three months ended June 30, 2018:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs
April 1, 2018 through April 30, 2018	—	$—	—	$—
May 1, 2018 through May 31, 2018	391,387	$6.15	391,387	$17,591,919
June 1, 2018 through June 30, 2018	500	$6.85	500	$17,588,494
Total	391,887	$6.15	391,887	$17,588,494

(1)
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on July 25, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2018 and 2017; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.

July 25, 2018	/s/ KEVIN ROYAL
Kevin Royal Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)