Form 10-Q
period 2018-09-30
Bridgepoint Education Inc
filed 2018-11-08
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The total number of shares of common stock outstanding as of November 2, 2018, was 27,142,295.

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of September 30, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$163,091	$185,098
Restricted cash	25,444	20,428
Investments	2,203	2,065
Accounts receivable, net	33,566	27,077
Prepaid expenses and other current assets	20,361	22,388
Total current assets	244,665	257,056
Property and equipment, net	14,715	10,434
Goodwill and intangibles, net	13,332	14,593
Other long-term assets	3,030	5,456
Total assets	$275,742	$287,539
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$58,369	$71,165
Deferred revenue and student deposits	53,870	68,207
Total current liabilities	112,239	139,372
Rent liability	4,790	7,001
Other long-term liabilities	9,835	12,708
Total liabilities	126,864	159,081
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both September 30, 2018, and December 31, 2017	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 65,257 and 64,887 issued, and 27,136 and 27,158 outstanding, at September 30, 2018 and December 31, 2017, respectively	653	649
Additional paid-in capital	203,913	201,755
Retained earnings	452,500	431,818
Treasury stock, 38,121 shares at cost at September 30, 2018, and 37,729 shares at cost at December 31, 2017	(508,188)	(505,764)
Total stockholders' equity	148,878	128,458
Total liabilities and stockholders' equity	$275,742	$287,539
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$114,858	$119,367	$353,723	$373,438
Costs and expenses:
Instructional costs and services	54,470	57,756	165,318	181,943
Admissions advisory and marketing	41,902	43,669	129,971	132,133
General and administrative	13,731	11,441	39,028	37,019
Legal settlement expense	—	—	141	—
Restructuring and impairment expense	1,225	8,004	3,795	8,004
Total costs and expenses	111,328	120,870	338,253	359,099
Operating income (loss)	3,530	(1,503)	15,470	14,339
Other income, net	367	381	899	1,165
Income (loss) before income taxes	3,897	(1,122)	16,369	15,504
Income tax benefit	(408)	(1,161)	(7,464)	(718)
Net income	$4,305	$39	$23,833	$16,222
Income per share:
Basic	$0.16	$0.00	$0.88	$0.49
Diluted	$0.16	$0.00	$0.87	$0.47
Weighted average number of common shares outstanding used in computing income per share:
Basic	27,061	29,123	27,131	33,333
Diluted	27,589	29,671	27,532	34,193
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$4,305	$39	$23,833	$16,222
Other comprehensive income, net of tax:
Unrealized gains on investments	—	—	—	1
Comprehensive income	$4,305	$39	$23,833	$16,223
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2016	64,035	$641	$195,854	$421,281	$(1)	$(337,069)	$280,706
Stock-based compensation	—	—	2,834	—	—	—	2,834
Exercise of stock options	479	4	3,795	—	—	—	3,799
Stock issued under employee stock purchase plan	15	—	141	—	—	—	141
Stock issued under stock incentive plan, net of shares held for taxes	265	3	(1,765)	—	—	—	(1,762)
Stock repurchase	—	—	—	—	—	(152,000)	(152,000)
Net income	—	—	—	16,222	—	—	16,222
Unrealized gains on investments, net of tax	—	—	—	—	1	—	1
Balance at September 30, 2017	64,794	$648	$200,859	$437,503	$—	$(489,069)	$149,941

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2017	64,887	$649	$201,755	$431,818	$—	$(505,764)	$128,458
Adoption of accounting standards (Note 2)	—	—	—	(3,151)	—	—	(3,151)
Stock-based compensation	—	—	3,590	—	—	—	3,590
Exercise of stock options	122	2	453	—	—	—	455
Net share settlement of stock options	—	—	(1,097)	—	—	—	(1,097)
Stock issued under employee stock purchase plan	16	—	98	—	—	—	98
Stock issued under stock incentive plan, net of shares held for taxes	232	2	(886)	—	—	—	(884)
Stock repurchase	—	—	—	—	—	(2,424)	(2,424)
Net income	—	—	—	23,833	—	—	23,833
Balance at September 30, 2018	65,257	$653	$203,913	$452,500	$—	$(508,188)	$148,878
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$23,833	$16,222
Adjustments to reconcile net income to net cash used in operating activities:
Provision for bad debts	18,538	24,440
Depreciation and amortization	5,200	6,821
Amortization of premium/discount	—	20
Deferred income taxes	54	25
Stock-based compensation	3,590	2,834
Net gain on marketable securities	(63)	(193)
Reassessment of lease charges	1,864	5,829
Loss on disposal or impairment of fixed assets	334	66
Changes in operating assets and liabilities:
Accounts receivable	(27,713)	(32,286)
Prepaid expenses and other current assets	2,027	(1,081)
Other long-term assets	2,082	(3,164)
Accounts payable and accrued liabilities	(14,743)	(13,920)
Deferred revenue and student deposits	(14,801)	(12,952)
Other liabilities	(10,870)	(9,405)
Net cash used in operating activities	(10,668)	(16,744)
Cash flows from investing activities:
Capital expenditures	(1,696)	(2,876)
Purchases of investments	(1,050)	(83)
Capitalized costs for intangible assets	(700)	(438)
Sales of investments	975	—
Maturities of investments	—	22,725
Net cash (used in) provided by investing activities	(2,471)	19,328
Cash flows from financing activities:
Proceeds from exercise of stock options	455	3,799
Tax withholdings related to net issuance of stock options	(1,097)	—
Proceeds from the issuance of stock under employee stock purchase plan	98	141
Tax withholdings on issuance of stock awards	(884)	(1,762)
Repurchase of common stock	(2,424)	(152,000)
Net cash used in financing activities	(3,852)	(149,822)
Net decrease in cash, cash equivalents and restricted cash	(16,991)	(147,238)
Cash, cash equivalents and restricted cash at beginning of period	205,526	332,335
Cash, cash equivalents and restricted cash at end of period	$188,535	$185,097

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$462	$67
Issuance of common stock for vested restricted stock units	$2,569	$4,520
Property and equipment under build-to-suit leases	$6,076	$—

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$163,091	$165,176
Restricted cash	25,444	19,921
Total cash, cash equivalents and restricted cash	$188,535	$185,097
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business
Bridgepoint Education, Inc. (together with its subsidiaries, the “Company”), incorporated in 1999, is a provider of postsecondary education services. Its wholly-owned subsidiary, Ashford University®, is a regionally accredited academic institution, which delivers programs primarily online. Ashford University offers associate’s, bachelor’s, master’s and doctoral programs.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•
Prior to the adoption of ASC 606, we recognized revenue to the extent of cash receipts when collectibility was not reasonably assured. Under ASC 606, collectibility issues may indicate an implied price concession, which is accounted for as variable consideration. Consequently, revenues for these types of contracts are accelerated, net of any amounts to which we expect to be entitled.

•
Under ASC 606, once a student is deemed to have a history of collection issues, future revenues earned are subject to a price concession as the student has demonstrated that they may not pay the full tuition price based on past behavior. This results in a reduction in the transaction price such that revenue is recorded based on the amount to which the Company expects to be entitled if, in the future, a student is deemed to have resolved their collection issues, a price concession will no longer be recorded.

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
The following tables present the impact of changes to the condensed consolidated financial statement line items as a result of applying ASC 606 to the periods presented (in thousands):

	For the three months ended September 30, 2018
	As Reported under ASC 606	Adjustments due to ASC 606	Amounts under ASC 605
Revenue	$114,858	$2,921	$117,779
Instructional costs and services (1)	$54,470	$1,651	$56,121
Net income	$4,305	$1,270	$5,575

	For the nine months ended September 30, 2018
	As Reported under ASC 606	Adjustments due to ASC 606	Amounts under ASC 605
Revenue	$353,723	$5,236	$358,959
Instructional costs and services (1)	$165,318	$4,364	$169,682
Net income	$23,833	$872	$24,705
(1) Adjustment for instructional costs and services is due to change in provision for bad debts.

	As of September 30, 2018
	As Reported under ASC 606	Adjustments due to ASC 606	Amounts under ASC 605
Accounts receivable, net	$33,566	$2,686	$36,252
Deferred revenue and student deposits	$53,870	$(211)	$53,659
Retained earnings	$452,500	$(4,023)	$448,477

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases at the lease commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees will no longer be provided with a source of off-balance sheet financing. Public companies should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the implementation date. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company expects to adopt ASU 2016-02 on January 1, 2019. While the Company continues to assess all potential impacts of the standard on existing leases and contracts, it currently believes the most significant impact relates to its accounting for office operating leases. The Company anticipates that the adoption of ASU 2016-02 will have a material impact on the Company’s condensed consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Improvements to Non-Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the literature, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees currently under ASC 718, Compensation - Stock Compensation. Board members are the only non-employees that the Company grants to, who are treated as “employees” under ASC 718. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. The Company believes that the adoption of ASU 2018-07 will not have a significant impact on the Company’s condensed consolidated financial statements.
3. Revenue Recognition
Revenues are recognized when control of the promised goods or services are transferred to the institutions’ students, in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods or services. Determining whether a valid customer contract exists includes an assessment of whether amounts due under the contract are collectible. The Company performs this assessment at the beginning of every contract and subsequently thereafter if new information indicates there has been a significant change in facts and circumstances.
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
The following table presents the Company’s net revenue disaggregated based on the revenue source (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Tuition revenue, net	$104,246	$322,406
Digital materials revenue, net	6,305	18,849
Technology fee revenue, net	3,874	10,974
Other revenue, net (1)	433	1,494
Total revenue, net	$114,858	$353,723
(1) Primarily consists of revenues generated from services such as graduation fees, transcript fees, and other miscellaneous services.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the Company’s net revenue disaggregated based on the timing of revenue recognition (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Over time, over period of instruction	$96,753	$302,270
Over time, full tuition grant (1)	11,663	31,716
Point in time (2)	6,442	19,737
Total revenue, net	$114,858	$353,723

(1)	Represents revenue generated from the corporate full tuition grant (“FTG”) program.

(2)	Represents revenue generated from digital textbooks and other miscellaneous fees.

The Company operates under one reportable segment and has no foreign operations or assets located outside of the United States. For further information refer to Item 1. “Business” within the Company’s 2017 Form 10-K filed with the SEC on February 21, 2018.
The Company generates the majority of its revenue from tuition, technology fees, and digital materials related to students whose primary funding source is governmental funding. Tuition represents amounts charged for course instruction, and technology fees represent amounts charged for the students’ use of the technology platform on which course instruction is delivered. Digital materials fees represent amounts charged for the digital textbooks that accompany the majority of courses taught at the Company’s institution. With the exception of students attending courses within the three-week conditional admission period at Ashford University, the majority of tuition and technology fees are recognized as revenue as control of the services is transferred to the student, which occurs over the applicable period of instruction. Similarly, the majority of digital materials fees are recognized as revenue when control of the product has been transferred to the student, which occurs when the student is granted unrestricted access to the digital textbook, generally, on the first day of the course. Revenue generated from students within the conditional admission period is deferred and recognized when the student matriculates into the institution, which occurs in the fourth week of the course.
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
If a student's attendance in a class precedes the receipt of cash from the student's source of funding, the Company establishes an account receivable and corresponding deferred revenue in the amount of the tuition due for that payment period. Cash received either directly from the student or from the student's source of funding reduces the balance of accounts receivable due from the student. Financial aid from sources such as the federal government's Title IV programs pertains to the online student's award year and is generally divided into two disbursement periods. As such, each disbursement period may contain funding for up to four courses. Financial aid disbursements are typically received during the online student's attendance in the first or second course. Since the majority of disbursements cover more courses than for which a student is currently enrolled, the amount received in excess effectively represents a prepayment from the online student for up to four courses. At the end of each accounting period, the deferred revenue and related account receivable balances are reduced to present amounts attributable to the current course.
In certain cases, the Company's institution provide scholarships to students who qualify under various programs. These scholarships are recognized as direct reductions of revenue consistent with the timing of recognition associated with the related performance obligations. Also, for some customers, we do not expect to collect 100% of the consideration to which we are contractually entitled and, as a result, those customers may receive discounts or price adjustments that, based on historical Company practice, represent implied price concessions and are accounted for as variable consideration. The majority of these price concessions relate to amounts charged to students for goods and services, which management has determined will not be covered by the student’s primary funding source (generally, government aid) and, as a result, the student will become directly

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

financially responsible for them. The reduction in the transaction price that results from this estimate of variable consideration reflects the amount the Company does not expect to be entitled to in exchange for the goods and services it will transfer to the students, as determined using historical experience and current factors, and includes performing a constraint analysis. These estimates of variable consideration are recorded as direct reductions of revenue consistent with the timing of recognition associated with the related performance obligation.
A portion of tuition revenue, technology fee revenue, and digital materials revenue is generated from contracts with students enrolled under the corporate FTG program, which is a 12-month grant that, when combined with a corporate partner’s annual tuition assistance program, enables eligible students to earn their degree without incurring student loan debt. Students enrolled under this program are eligible to take up to ten undergraduate or eight graduate courses per 12-month grant period and must first utilize 100% of the funds awarded under their employer’s annual tuition assistance program before they can be awarded the FTG grant. The grants awarded by Ashford University under the FTG program are considered a material right, and, as such, the Company records a contract liability for a portion of the consideration received or due under these contracts. The contract liability is recorded in deferred revenue and student deposits on the Company’s condensed consolidated balance sheets, and further discussed in the deferred revenue section below. The standalone selling price of the material right is determined based on the observable standalone selling price of the courses. The transaction price in each FTG contract is allocated to this material right on a relative standalone selling price basis. The contract liability is recognized as revenue at the earlier of satisfaction of the future obligation or its expiration. Billing of products and services transferred under a FTG student contract generally occurs after the conclusion of a course. There are no material differences between the timing of the products and services transferred and the payment terms.
Deferred Revenue
Deferred revenue consists of cash payments that are received or due in advance of the Company’s performance as well as deferrals associated with certain contracts that include a material right. Below are the opening and closing balances of deferred revenue from the Company’s contracts with customers (in thousands):

Deferred Revenue
Opening balance, January 1, 2018	$19,600
Closing balance, September 30, 2018	17,857
Increase (Decrease)	$(1,743)
For further information on deferred revenue and student deposits, refer to Note 7, “Other Significant Balance Sheet Accounts - Deferred Revenue and Student Deposits” and for further information on receivables, refer to Note 6, “Accounts Receivable, Net” within the condensed consolidated financial statements.
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
The difference between the opening and closing balances of deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment. For the nine months ended September 30, 2018, we recognized $19.6 million of revenue that was included in the deferred revenue balance as of January 1, 2018. Amounts reported in the closing balance of deferred revenue are expected to be recognized as revenue within the next 12 months.
4. Restructuring and Impairment Expense
The Company has implemented various restructuring plans to better align its resources with its business strategy and the related amounts are recorded in restructuring and impairment expense on the Company’s condensed consolidated statements of income. During the three and nine months ended September 30, 2018, the Company recognized a total of $1.2 million and $3.8

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

million, respectively, to restructuring and impairment expense, which were comprised of the components described below. There was $8.0 million of restructuring and impairment expense during each of the three and nine months ended September 30, 2017.
The Company closed Ashford University’s residential campus in Clinton, Iowa during 2016. With this closure, ground-based Ashford University students were provided opportunities to continue to pursue their degrees as reflected in their respective student transfer agreements. The Company previously recorded restructuring charges relating to future cash expenditures for student transfer agreements. For each of the three and nine months ended September 30, 2018, the Company reassessed this estimate and adjusted the related restructuring charges by an immaterial amount.
During the nine months ended September 30, 2018, the Company executed a strategic reorganization resulting in reductions in force. The reorganization was part of the Company’s overall reassessment of resources based upon benchmarking activities with competitors in the Company’s industry. As a result, for the three and nine months ended September 30, 2018, the Company recognized $0.9 million and $1.9 million, respectively, as restructuring and impairment expense relating to severance costs for wages and benefits. There was $2.2 million of such charges during each of the three and nine months ended September 30, 2017. The Company anticipates that these costs will be paid out by the end of the fourth quarter of 2018 from existing cash on hand.
The Company had previously vacated or consolidated properties in San Diego and Denver, and subsequently reassessed its obligations on non-cancelable leases. As a result of these reassessments, during the three and nine months ended September 30, 2018, the Company recognized expense of $0.6 million and $1.9 million, respectively. There was $5.8 million of such charges during each of the three and nine months ended September 30, 2017.
The Company vacated certain leased space and retired $0.3 million of assets during the nine months ended September 30, 2018. There were no such charges in the three months ended September 30, 2018, nor in the three and nine months ended September 30, 2017.
The following table summarizes the amounts recorded in the restructuring and impairment charges line item on the Company’s condensed consolidated statements of income for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Asset impairment	$—	$—	$325	$—
Student transfer agreement costs	(268)	—	(268)	—
Severance costs	855	2,175	1,874	2,175
Lease exit and other costs	638	5,829	1,864	5,829
Total restructuring and impairment charges	$1,225	$8,004	$3,795	$8,004
The following table summarizes the changes in the Company's restructuring and impairment liability by type during the nine months ended September 30, 2018 (in thousands):

	Asset Impairment	Student Transfer Agreement Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2017	$—	$594	$195	$10,643	$11,432
Restructuring and impairment expense	325	(268)	1,874	1,864	3,795
Payments and adjustments	(325)	(270)	(1,459)	(10,605)	(12,659)
Balance at September 30, 2018	$—	$56	$610	$1,902	$2,568
The restructuring liability amounts are recorded within either the (i) accounts payable and accrued liabilities account, (ii) rent liability account or (iii) other long-term liabilities account on the condensed consolidated balance sheets.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Investments
The following tables summarize the fair value information for investments as of September 30, 2018 and December 31, 2017, respectively (in thousands):

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total
Mutual funds	$2,203	$—	$—	$2,203

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Mutual funds	$2,065	$—	$—	$2,065
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
There were no differences between amortized cost and fair value of investments as of September 30, 2018 and December 31, 2017, respectively. There were no reclassifications out of accumulated other comprehensive income during either the nine months ended September 30, 2018 and 2017.
6. Accounts Receivable, Net
Accounts receivable, net, consists of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Accounts receivable	$49,231	$44,656
Less allowance for doubtful accounts	(15,665)	(17,579)
Accounts receivable, net	$33,566	$27,077
There is an immaterial amount of accounts receivable, net, at each balance sheet date with a payment due date of greater than one year.
The following table presents the changes in the allowance for doubtful accounts for accounts receivable for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions (1)	Ending Balance
Allowance for doubtful accounts receivable:
For the nine months ended September 30, 2018	$(17,579)	$18,538	$(20,452)	$(15,665)
For the nine months ended September 30, 2017	$(16,154)	$24,440	$(22,541)	$(18,053)

(1)	Deductions represent accounts written off, net of recoveries.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Prepaid expenses	$6,106	$6,195
Prepaid licenses	5,554	4,882
Income tax receivable	4,971	8,889
Prepaid insurance	2,625	1,215
Insurance recoverable	682	1,192
Other current assets	423	15
Total prepaid expenses and other current assets	$20,361	$22,388
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Buildings	$6,076	$—
Furniture and office equipment	43,538	43,330
Software	12,516	12,313
Leasehold improvements	5,375	5,445
Vehicles	22	22
Total property and equipment	67,527	61,110
Less accumulated depreciation and amortization	(52,812)	(50,676)
Total property and equipment, net	$14,715	$10,434
For the three months ended September 30, 2018 and 2017, depreciation and amortization expense related to property and equipment was $1.0 million and $1.3 million, respectively. For the nine months ended September 30, 2018 and 2017, depreciation and amortization expense was $3.2 million and $4.2 million, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Goodwill and Intangibles, Net
Goodwill and intangibles, net, consists of the following (in thousands):

	September 30, 2018
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,954	$(20,127)	$1,827
Purchased intangible assets	15,850	(6,912)	8,938
Total definite-lived intangible assets	$37,804	$(27,039)	$10,765
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$13,332

	December 31, 2017
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,463	$(19,300)	$2,163
Purchased intangible assets	15,850	(5,987)	9,863
Total definite-lived intangible assets	$37,313	$(25,287)	$12,026
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$14,593
For the three months ended September 30, 2018 and 2017, amortization expense was $0.6 million and $0.8 million, respectively. For the nine months ended September 30, 2018 and 2017, amortization expense was $2.0 million and $2.6 million, respectively.
The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
Remainder of 2018	$566
2019	2,000
2020	1,733
2021	1,495
2022	1,264
Thereafter	3,707
Total future amortization expense	$10,765

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Accounts payable	$4,004	$5,619
Accrued salaries and wages	5,186	8,573
Accrued bonus	6,707	6,924
Accrued vacation	8,089	8,237
Accrued litigation and fees	8,041	9,886
Accrued expenses	19,970	16,024
Current leases payable	4,122	12,971
Accrued insurance liability	2,250	2,931
Total accounts payable and accrued liabilities	$58,369	$71,165
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consists of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Deferred revenue	$17,857	$19,135
Student deposits	36,013	49,072
Total deferred revenue and student deposits	$53,870	$68,207
Other Long-Term Liabilities
Other long-term liabilities consists of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Uncertain tax positions	$842	$8,893
Lease financing obligation	6,076	—
Other long-term liabilities	2,917	3,815
Total other long-term liabilities	$9,835	$12,708
8. Credit Facilities
The Company has issued letters of credit that are collateralized with cash in the aggregate amount of $15.4 million, which is included in restricted cash as of September 30, 2018.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. The Company has entered into a surety bond facility with an insurance company to provide such bonds when required. As of September 30, 2018, the Company’s total available surety bond facility was $6.5 million and the surety had issued bonds totaling $4.3 million on the Company’s behalf under such facility.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

9. Lease Obligations
Operating Leases
The Company leases certain office facilities and office equipment under non-cancelable lease arrangements that expire at various dates through 2023. The office leases contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $11.3 million for each of the nine months ended September 30, 2018 and 2017, respectively. Rent expense in certain periods also includes the restructuring and impairment charges recorded and therefore, may differ significantly from cash payments. For additional information, refer to Note 4, “Restructuring and Impairment Expense.”
The following table summarizes the future minimum rental payments under non-cancelable operating lease arrangements in effect at September 30, 2018 (in thousands):

Year Ended December 31,
Remainder of 2018	$5,104
2019	21,010
2020	11,209
2021	7,321
2022	3,825
Thereafter	20,677
Total minimum payments	$69,146
During the third quarter of 2018, the Company entered into a lease agreement consisting of approximately 131,000 square feet of office space located in Chandler, Arizona. Although the Company is not the legal owner of the leased space, the Company is involved in the construction and the build-out of the space, and as such, serves as the construction agent on behalf of the landlord. Under such arrangement, the Company has obligations to fund cost over-runs in its capacity as the construction agent, and accordingly has determined that under lease accounting standard ASC 840, Leases, it bears substantially all of the risks and rewards of ownership as measured under GAAP. The Company is therefore required to report the landlord's costs of construction on its balance sheet as a fixed asset during the construction period as if the Company owned such asset. In connection with this arrangement, the Company has recorded a $6.1 million building in construction in property and equipment, net, and an equal and corresponding lease financing obligation in other long-term liabilities, on the condensed consolidated balance sheets as of September 30, 2018.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table sets forth the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$4,305	$39	$23,833	$16,222
Denominator:
Weighted average number of common shares outstanding	27,061	29,123	27,131	33,333
Effect of dilutive options and stock units	528	548	401	860
Diluted weighted average number of common shares outstanding	27,589	29,671	27,532	34,193
Income per share:
Basic	$0.16	$0.00	$0.88	$0.49
Diluted	$0.16	$0.00	$0.87	$0.47
The following table sets forth the number of stock options, RSUs and PSUs, excluded from the computation of diluted income per share for the periods indicated below because their effect was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	1,560	2,625	2,709	1,858
RSUs and PSUs	2	19	2	9
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
During the nine months ended September 30, 2017, the Company repurchased approximately 18.1 million shares of the Company's common stock for an aggregate purchase price of approximately $152.0 million, including fees.
On November 17, 2017, the Company's board authorized a share repurchase program of up to $20.0 million in aggregate value of shares of its common stock over the next 12 months. The timing and extent of any repurchases will depend upon market conditions, the trading price of the Company's shares and other factors, and subject to the restrictions relating to volume, price and timing under applicable law. The Company may commence or suspend share repurchases at any time, or from time to time. Under this program, during the nine months ended September 30, 2018, the Company repurchased approximately 0.4 million shares of the Company’s common stock for an aggregate purchase price of approximately $2.4 million, including fees.
Separate from the authorized repurchase program noted above, on November 21, 2017, the Company repurchased 2.1 million shares of the Company's common stock for an aggregate purchase price of approximately $16.7 million, including fees.
12. Stock-Based Compensation
The Company recorded $1.3 million and $1.1 million of stock-based compensation expense for the three months ended September 30, 2018 and 2017, respectively, and $3.6 million and $2.8 million of stock-based compensation expense for the nine months ended September 30, 2018 and 2017, respectively.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The related income tax benefit was $0.3 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $0.9 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively.
During the nine months ended September 30, 2018, the Company granted 0.8 million RSUs at a grant date fair value of $6.84 and 0.4 million RSUs vested. During the nine months ended September 30, 2017, the Company granted 0.5 million RSUs at a grant date fair value of $10.48 and 0.4 million RSUs vested.
During the nine months ended September 30, 2018 and 2017, no performance-based or market-based PSUs were granted and no performance-based or market-based PSUs vested.
During the nine months ended September 30, 2018, the Company granted 35,088 stock options at a grant date fair value of $2.97 and 0.8 million stock options were exercised. During the nine months ended September 30, 2017, the Company granted 0.3 million stock options at a grant date fair value of $4.76 and 0.5 million stock options were exercised.
As of September 30, 2018, there was unrecognized compensation cost of $5.9 million related to unvested stock options, RSUs and PSUs.
13. Income Taxes
The Company uses the asset-liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that will result in income and deductions in future years.
The Company recognizes deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, the Company evaluates a number of factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended September 30, 2018 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation certain subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against its deferred tax assets should continue to be maintained as of September 30, 2018.
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
The Company’s current effective income tax rate that has been applied to normal, recurring operations for the nine months ended September 30, 2018 was 1.4%. The Company’s actual effective income tax rate was (45.6)% for the nine months ended September 30, 2018, which includes a discrete tax benefit of $1.7 million recorded in the first quarter of 2018 associated with refund claims for qualified production activities tax deductions for the tax years 2013 and 2014, a discrete benefit of $5.7 million recorded in the second quarter of 2018 associated with a reduction in uncertain tax position mainly associated with the California audit examination settlement for the tax years 2008 through 2012, a discrete benefit of $0.1 million recorded in the third quarter of 2018 associated with a reduction in uncertain tax position associated with the Oregon audit examination settlement for the tax years 2012 through 2014 as well as other states.
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
As of September 30, 2018, the Company had $0.8 million of gross unrecognized tax benefits, of which $0.7 million would impact the effective income tax rate if recognized. As of December 31, 2017, the Company had $18.9 million of gross unrecognized tax benefits, of which $14.8 million would impact the effective income tax rate if recognized. Although the Company cannot predict the timing of resolution with taxing authorities, if any, the Company believes it is reasonably possible that the total of the unrecognized tax benefits could change in the next twelve months due to settlement with tax authorities or expiration of the applicable statute of limitations. These unrecognized tax benefits primarily relate to apportionment of online service revenues for corporate income tax purposes. Although the Company believes the tax accruals provided are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from the Company’s historical income tax provisions and accruals.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The tax years 2001 through 2017 are open to examination by major taxing jurisdictions to which the Company is subject.
The Company is currently under Internal Revenue Service audit examinations of the Company’s income and payroll tax returns for the years 2013 through 2016.
During the prior quarter ended June 30, 2018, the Company executed a Closing Agreement with the California Franchise Tax Board to settle a tax audit examination principally associated with sales factor apportionment issues. The settlement resolved the sales factor sourcing and research and development credit issues for the audit period covering the California income tax returns for fiscal years 2008 through 2012. The sales factor sourcing issues under the aforementioned audit period have no impact on the future years due to the California tax law changes that were in effect starting in 2011. The unrecognized tax benefits previously recorded for the audit were $7.8 million. Upon executing the Closing Agreement, an income tax benefit of $5.7 million was recognized for the prior quarter ended June 30, 2018. The Company’s income tax returns for the tax years 2013 through 2015 are under examination by the FTB and the Company continues to work toward resolution, and based on all available information the Company has accrued for any uncertain tax positions that may be addressed in the audit.
In September 2018, the Company executed a Closing Agreement with the Oregon Department of Revenue to settle a tax audit examination. The unrecognized tax benefits previously recorded for the audit, less the settlement, were recognized for the quarter ended September 30, 2018.
In March 2018, the Company was notified by the Florida Department of Revenue that the Company’s income tax returns are under examination for the tax years 2014 through 2016. The Company was notified in early July 2018 that no adjustments would be made to the income tax returns filed for all examination years. Accordingly, the Company executed a Taxpayer Agreement to close the tax audit examination for the aforementioned audit period in July 2018.
14. Regulatory
The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (“Higher Education Act”), and the regulations promulgated thereunder by the U.S. Department of Education (“Department”) subject the Company to significant regulatory scrutiny on the basis of numerous standards that institutions of higher education must satisfy in order to participate in the various federal

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

student financial aid programs under Title IV of the Higher Education Act (“Title IV programs”). Ashford University is regionally accredited by WASC Senior College and University Commission (“WSCUC”).
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
WSCUC Accreditation of Ashford University
In July 2013, WSCUC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. In December 2013, Ashford University effected its transition to WSCUC accreditation and designated its San Diego, California facilities as its main campus and its Clinton, Iowa campus as an additional location. As part of a continuing monitoring process, Ashford University hosted a visiting team from WSCUC on a special visit in April 2015. In July 2015, Ashford University received an Action Letter from WSCUC outlining the findings arising out of its visiting team's special visit. The Action Letter stated that the WSCUC visiting team found evidence that Ashford University continues to make progress in all six areas recommended by WSCUC in 2013. As part of its institutional review process, WSCUC commenced its comprehensive review of Ashford University with an off-site review in March 2018. Ashford University was notified on June 8, 2018 that the Ashford University Accreditation Visit originally scheduled for fall 2018 had been rescheduled to April 3-5, 2019.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
On October 11, 2012, the Adolph-Laroche action was consolidated with the Martinez action and the case is now captioned In re Bridgepoint, Inc. Shareholder Derivative Action. A consolidated complaint was filed on December 18, 2012 and the defendants filed a motion to stay the case while the underlying securities class action is pending. The motion was granted by the Court on April 11, 2013. A status conference was held on October 10, 2013, during which the Court ordered the stay continued for the duration of discovery in the underlying securities class action, but permitted the plaintiff to receive copies of any discovery responses served in the underlying securities class action. The stay was lifted following the settlement of the underlying securities class action and all defendants filed demurrers on October 3, 2016, which were granted with leave to amend on October 6, 2017. On October 17, 2017, the plaintiff submitted a litigation demand to the Company's Board of Directors, which appointed a working group to evaluate the demand. The Board refused the demand and the Plaintiff filed a Second Amended Complaint on October 3, 2018. The Defendants are evaluating the Complaint and intend to file another motion to dismiss.
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

•	our ability to successfully convert Ashford University to a not-for-profit university;

•
Ashford University's ability to continue to operate an accredited institution subject to the requirements of the State of California, Department of Consumer Affairs, Bureau for Private Postsecondary Education (“BPPE”);

•
our ability to comply with the extensive and continually evolving regulatory framework applicable to us and Ashford University, including Title IV of the Higher Education Act of 1965, as amended (“Higher Education Act”), and its implementing regulations, the gainful employment rules and regulations, the “defense to repayment” regulations, state laws and regulatory requirements, and accrediting agency requirements;

•	projections, predictions and expectations regarding our business, financial position, results of operations and liquidity, and enrollment trends at our institution;

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

•	the outcome of various lawsuits, claims and other legal proceedings;

•	new initiatives focused on student success, retention and academic quality;

•	changes in our student fee structure;

•	expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations;

•	expectations regarding investment in online and other advertising and capital expenditures;

•	our anticipated seasonal fluctuations in operational results;

•	management's goals and objectives; and

•	other similar matters that are not historical facts.

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
Overview
We are a provider of postsecondary education services through our regionally accredited academic institution, Ashford University®. Ashford University offers associate’s, bachelor’s, master’s and doctoral programs primarily online. As of September 30, 2018, our academic institution offered approximately 1,260 courses and approximately 90 degree programs. We are also focused on providing innovative technologies to enhance the student experience and support faculty and student engagement.
Key operating data
In evaluating our operating performance, management focuses in large part on our revenue and operating income and period-end enrollment at our academic institution. The following table, which should be read in conjunction with our condensed consolidated financial statements included in Part I, Item 1 of this report, presents our key operating data for each of the periods presented (in thousands, except for enrollment data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated Statement of Income Data:
Revenue	$114,858	$119,367	$353,723	$373,438
Operating income (loss)	$3,530	$(1,503)	$15,470	$14,339

Consolidated Other Data:
Period-end enrollment (1)
Online	39,536	42,065	39,536	42,065
Campus-based	48	67	48	67
Total	39,584	42,132	39,584	42,132

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

Key enrollment trends
Enrollment at our academic institution decreased 6.0% to 39,584 students at September 30, 2018 as compared to 42,132 students at September 30, 2017. Enrollment decreased by 2.8% since the end of the preceding fiscal year, from 40,730 students at December 31, 2017 to 39,584 students at September 30, 2018.
We believe the decline in enrollment over the past few years is partially attributable to a general strengthening of the economy which drives lower unemployment and increased competition, as well as a general weakening in the overall education industry due in large part to increased regulatory scrutiny. The decline is also partially caused by the initiatives our institution has put in place to help ensure student preparedness, raise academic quality and improve student outcomes, as well as our voluntary decision to stop enrolling new students eligible to use GI Bill benefits in the period from mid-November 2017 through early February 2018.
We also believe new enrollment has been impacted by the deliberate changes in our marketing strategy in which we significantly reduced our spending in the affiliate channel and reinvested some of those savings in other, more cost effective, channels. We have been implementing this updated marketing strategy that reflects a shift in our advertising mix, in an effort to attract prospective students who have a higher probability of being academically successful, while concurrently making meaningful improvements to the efficiency of our advertising, admissions and marketing spend.
We continue to focus our efforts on first stabilizing and then restarting enrollment growth. Through the end of October 2018, Ashford University has launched 14 of the 16 programs for which they received approval from the Department in November 2017, and plans to launch the remaining new programs during the remainder of 2018. Expanding the course offerings with these new programs will be one factor that will contribute to our goal of stabilizing enrollment and then achieving new enrollment growth, and over time total enrollment growth.
One area in which we are experiencing positive enrollment trends is within the Corporate Full Tuition Grant (“FTG”) program, which is a portion of our Education Partnerships programs with various employers. These corporate partnership programs provide companies with the opportunity to offer their employees a way to pursue and complete a college degree without incurring any student debt. Enrollments in the FTG program account for approximately 15% of our total enrollment as of September 30, 2018. Revenue derived from Education Partnerships is cash pay, and is therefore not considered federal student aid for purposes of calculations under the 90/10 rule.
Trends and uncertainties regarding revenue and continuing operations
Proposed conversion transactions
Ashford University submitted a separate application to WSCUC seeking approval to convert Ashford University to a not-for-profit California public benefit corporation. The WSCUC team site visit for the conversion application occurred in September, with a recommendation to WSCUC sometime in November. As part of the conversion transaction, Ashford University will separate from the Company. Following the proposed conversion and separation, the Company anticipates that it would be a technology services provider and would provide certain services to the newly-formed not-for-profit university. The transactions described above are collectively hereinafter referred to as the “Proposed Transaction.”
The Company and Ashford University are continuing to review various federal and state regulatory requirements that could impact the viability and timing of the conversion transaction and separation. The Company and Ashford University's board of trustees are taking steps to protect Ashford University's independence in considering the conversion transaction in order to enable Ashford University to act in the best interests of Ashford University and its students. As such, the Company is not bound to move forward with the conversion at this time.
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

Valuation allowance
We recognize deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, we evaluate factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss. The cumulative loss incurred over the three-year period ended September 30, 2018 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. Such objective evidence limited our ability to consider in our evaluation other subjective evidence such as our projections for future growth. On the basis of our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against our deferred tax assets should continue to be maintained as of September 30, 2018.
Recent Regulatory Developments
Negotiated Rulemaking and Other Executive Action
On December 16, 2016, the Department released final regulations to clarify state authorization requirements for postsecondary institutions offering distance education that participate in federal student loan programs, as required by the Higher Education Act. The final regulations were scheduled to take effect on July 1, 2018, however, on May 25, 2018, the Department published a Notice of Proposed Rulemaking in the Federal Register announcing the postponement, until July 1, 2020, of the effective date of the final regulations. The Department delayed the regulations based on concerns raised by regulated parties and to ensure that there would be adequate time to conduct negotiated rulemaking to reconsider the final regulations, and as necessary, develop revised regulations.
On July 31, 2018, the Department published a notice in the Federal Register announcing their intention to establish a negotiated rulemaking committee to prepare proposed regulations for the Federal Student Aid programs authorized under title IV of the Higher Education Act of 1965, as amended. In September 2018, interested parties commented at three public hearings on the topics suggested by the Department in the notice, and suggested additional topics for consideration for action by the negotiated rulemaking committee.
The proposed topics for negotiation include those regarding accreditation agencies, such as requirements for accrediting agencies in their oversight of member institutions; requirements for accrediting agencies to honor institutional mission; criteria used by the Secretary to recognize accrediting agencies, emphasizing criteria that focus on educational quality; developing a single definition for purposes of measuring and reporting job placement rates; and simplifying the Department's process for recognition and review of accrediting agencies.
Additional proposed topics outside of those regarding accreditation agencies include: state authorization, to address the requirements related to programs offered through distance education or correspondence courses, including disclosures about such programs to enrolled and prospective students, and other State authorization issues; the definition of “regular and substantive interaction,” as that term is used in the definitions of “correspondence course” and “distance education”; the definition of the term “credit hour”; the requirement that an institution demonstrate a reasonable relationship between the length of a program and entry-level requirements for the recognized occupation for which the program prepares the student; the arrangements between an institution and another institution or organization to provide a portion of an educational program; the roles and responsibilities of institutions and accrediting agencies in the teach-out process; the barriers to innovation and competition in postsecondary education or to student completion, graduation, or employment, including, but not limited to, those contained in the Department's institutional eligibility regulations and student assistance general provisions; and direct assessment programs and competency-based education, including consideration of regulations that are barriers to the implementation of such programs, such as certain requirements for term-based academic calendars and satisfactory academic progress.
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
On October 20, 2016, we received draft debt-to-earnings rates and certain underlying data from the Department for the first gainful employment measurement year. On January 8, 2017, we received our institutions’ final debt-to-earnings rates for the first gainful employment measurement year. Based on the final rates, none of our institutions’ programs were determined to fail. Two of our current programs, including the Associate of Arts in Early Childhood Education and the Bachelor of Arts in Early Childhood Education/Administration, were determined to be in the zone. As of September 30, 2018, approximately 3.1% of our institutions' students were enrolled in the Associate of Arts in Early Childhood Education and approximately 8.7% of our institutions' students were enrolled in the Bachelor of Arts in Early Childhood Education/Administration. During the three months ended September 30, 2018, we derived revenue of approximately $2.7 million from the Associate of Arts in Early Childhood Education and approximately $7.7 million from the Bachelor of Arts in Early Childhood Education/Administration.
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
On June 15, 2017, the Department announced its intention to conduct additional negotiated rulemaking on certain issues related to gainful employment. Because the negotiated rulemaking committee did not reach consensus, the Department planned to publish a proposed regulation through a Notice of Proposed Rulemaking (“NPRM”), take public comment, and issue final regulations by November 1, 2018, with the final regulations effective July 1, 2019.
On June 30, 2017, the Department granted institutions until July 1, 2018 to comply with disclosure provisions related to promotional materials and prospective students, and extended the deadline for all programs to file alternate earnings appeals. The Department did not change a July 1, 2017 deadline requiring institutions to provide a completed disclosure template, or a link thereto, on gainful employment program web pages and our schools have complied with this requirement. In January 2018, the Department announced the release of the 2018 gainful employment template. While the aesthetic of the template remained the same, the Department removed certain data points. This included the amount for off-campus room and board, the percentage of students who borrow money to pay for the degree program, and the typical annual earnings after leaving the program.

On March 16, 2018, the Department announced it would release a new draft gainful employment completers list in late spring. On April 27, 2018, the Department announced that it would send institutions their completers lists on April 30, 2018. Schools had until June 13, 2018 to review, correct, and submit the lists back to the Department. The Department has not announced when schools can expect the next round of draft debt-to-earnings rates.
On June 18, 2018, the Department announced it will allow additional time, until July 1, 2019, for institutions to comply with the requirements of the gainful employment regulations in 34 CFR 668.412 (d) and (e) that include the disclosure template, or a link thereto, in their gainful employment program promotional materials; and directly distribute the disclosure template to prospective students. Because the Department intends to develop proposed regulations that would replace the gainful employment regulations, and as part of that rulemaking process, the Department continues to evaluate the efficacy of these disclosures to students and the implementation of these requirements. Institutions must continue to comply with the requirements in 34 CFR 668.412(a), (b), and (c) to post disclosures on their gainful employment program web pages using the approved disclosure template provided by the Department. The deadline for these actions was April 6, 2018 and, as discussed above, our institution has complied with this requirement.
On August 14, 2018, the Department proposed to rescind the gainful employment regulations and update the College Scorecard, a web-based tool, to provide program-level outcomes for all higher education programs at all institutions that participate in Title IV.
On August 24, 2018, the Department announced that it would still require institutions to comply with the October 1, 2018 reporting requirement. Schools were to submit gainful employment program data for the 2017-18 Award Year to the National Student Loan Data System by October 1, 2018. Our institution submitted this reporting timely.
We continue to review the information provided by the Department to understand the potential impact of the gainful employment regulations on our programs. We will also continue to evaluate options related to new programs or adjustments to current programs that could help mitigate the potential adverse consequences of the regulations. We will also continue to monitor changes to the existing regulations.
The Company’s institution had compliance findings during the year ended December 31, 2017 related to gainful employment requirements and is uncertain of the impact, if any, to the condensed consolidated financial statements.
Defense to Repayment
On June 18, 2015, the Department announced processes that will be established to assist students in gaining relief under the “defense to repayment” provisions of the Direct Loan Program regulations. The defense to repayment provisions currently in effect allow a student to assert as a defense against repayment of federal direct loans any commission of fraud or other violation of applicable state law by the school related to such loans or the educational services for which the loans were provided.
On June 14, 2017, the Department announced a postponement of the defense to repayment regulations and its intention to resubmit the regulations through the negotiated rulemaking process. The Department announced an additional postponement on October 24, 2017. On February 14, 2018, the Department announced that it was postponing the effective date of this rule until July 1, 2019 so that it could complete the negotiated rulemaking process and develop the new regulations. Because the negotiated rulemaking committee did not reach consensus, the Department published a proposed regulation through an NPRM, took public comment, and planned to issue final regulations by November 1, 2018, effective July 1, 2019. While rulemaking occurs, the Department will continue to process claims under the current borrower defense rules. We will continue to monitor changes to the existing regulations.
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
The most recent official three-year cohort default rates for Ashford University for the 2015, 2014 and 2013 federal fiscal years were 13.5%, 14.9% and 14.5%, respectively.

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
On January 1, 2018, the Company adopted ASU 2014-09, using the modified retrospective method. For information regarding the impact of this recent accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies - Recent Accounting Pronouncements” as well as Note 3, “Revenue Recognition” to our condensed consolidated financial statements included elsewhere in this report. There were no other material changes to these critical accounting policies and estimates during the nine months ended September 30, 2018.

Results of Operations
The following table sets forth our condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	47.4	48.4	46.8	48.8
Admissions advisory and marketing	36.5	36.6	36.7	35.4
General and administrative	12.0	9.6	11.0	9.9
Legal settlement expense	0.0	0.0	0.0	0.0
Restructuring and impairment expense	1.1	6.7	1.1	2.1
Total costs and expenses	97.0	101.3	95.6	96.2
Operating income (loss)	3.0	(1.3)	4.4	3.8
Other income, net	0.3	0.3	0.3	0.3
Income (loss) before income taxes	3.3	(1.0)	4.7	4.1
Income tax benefit	(0.4)	(1.0)	(2.0)	(0.2)
Net income	3.7%	0.0%	6.7%	4.3%
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Revenue. Our revenue for the three months ended September 30, 2018 and 2017, was $114.9 million and $119.4 million, respectively, representing a decrease of $4.5 million, or 3.8%. The decrease between periods was primarily due to a decrease of 7.5% in average weekly enrollment from 42,280 students for the three month period ended September 30, 2017 to 39,107 students for the three month period ended September 30, 2018. As a result of the decrease in enrollments, tuition revenue decreased by approximately $4.1 million. The decrease in revenue between periods was also due to higher scholarships for the period, an increase of $3.5 million, as well as the decrease due to the implementation of the new revenue recognition standards in 2018, of approximately $2.9 million for the three months ended September 30, 2018. The overall decrease was partially offset by a tuition increase, effective February 6, 2018, as well as an increase in net revenue generated from course digital materials of approximately $1.6 million.
Instructional costs and services. Our instructional costs and services for the three months ended September 30, 2018 and 2017, were $54.5 million and $57.8 million, respectively, representing a decrease of $3.3 million, or 5.7%. In addition to the decline in enrollment, specific decreases between periods primarily include direct compensation (including financial aid processing fees) of $1.8 million, bad debt of $0.6 million, information technology costs of $0.3 million, professional fees of $0.2 million, and amortization of intangible assets of $0.2 million. The change in bad debt included the impact from implementing the new revenue recognition standards in 2018, was approximately $1.7 million for the three months ended September 30, 2018. Instructional costs and services, as a percentage of revenue, for the three months ended September 30, 2018 and 2017, were 47.4% and 48.4%, respectively, representing a decrease of 1.0%. This decrease primarily included decreases in direct compensation (including financial aid processing fees) of 0.8%, bad debt of 0.3%, and professional fees of 0.2%, offset by an increase in instructional supplies of 0.3%. As a percentage of revenue, bad debt expense was 5.9% for the three months ended September 30, 2018, compared to 6.3% for three months ended September 30, 2017.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the three months ended September 30, 2018 and 2017, were $41.9 million and $43.7 million, respectively, representing a decrease of $1.8 million, or 4.0%. Specific factors contributing to the overall decrease between periods were decreases in compensation of $2.2 million, and advertising costs of $0.6 million, primarily offset by increases in professional fees of $0.6 million, license fees of $0.3 million and corporate support services of $0.2 million. Admissions advisory and marketing, as a percentage of revenue, for the three months ended September 30, 2018 and 2017, were 36.5% and 36.6%, respectively, representing a decrease of 0.1%. This decrease primarily included decreases in compensation of 1.3%, mainly offset by increases in professional fees of 0.5%, license fees of 0.3%, advertising costs of 0.1%, and corporate support services of 0.1%.
General and administrative. Our general and administrative expenses for the three months ended September 30, 2018 and 2017, were $13.7 million and $11.4 million, respectively, representing an increase of $2.3 million, or 20.0%. The increase between periods was primarily due to increases in professional fees of $1.1 million, other administrative costs of $0.9 million, and administrative compensation of $0.3 million. General and administrative expenses, as a percentage of revenue, for the three months ended September 30, 2018 and 2017, were 12.0% and 9.6%, respectively, representing an increase of 2.4%. This increase was primarily due to increases in professional fees of 1.1%, other administrative costs of 0.9%, and administrative compensation of 0.6%, partially offset by a decrease in corporate support services of 0.3%.
Legal settlement expense. There were no legal settlement expenses for either the three months ended September 30, 2018 or 2017, respectively.
Restructuring and impairment charges. We recorded a charge of $1.2 million to restructuring and impairment for the three months ended September 30, 2018, comprised primarily of revised estimates of lease charges as well as severance costs resulting from a reduction in force. For the three months ended September 30, 2017, there were $8.0 million of similar restructuring and impairment charges.
Other income, net. Our other income, net, was approximately $0.4 million for the three months ended September 30, 2018 and approximately $0.4 million for the three months ended September 30, 2017. The slight decrease between periods was primarily due to decreased interest income on average cash balances.
Income tax benefit. We recognized an income tax benefit of $0.4 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively, at effective tax rates of (10.5)% and 103.5%, respectively.
Net income. Our net income was $4.3 million for the three months ended September 30, 2018, compared to net income of $39,000 for the three months ended September 30, 2017, a $4.3 million increase in net income as a result of the factors discussed above.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Revenue. Our revenue for the nine months ended September 30, 2018 and 2017, was $353.7 million and $373.4 million, respectively, representing a decrease of $19.7 million, or 5.3%. The decrease between periods was primarily due to a decrease of 9.1% in average weekly enrollment from 44,469 students for the nine month period ended September 30, 2017 to 40,420 students for the nine month period ended September 30, 2018. As a result of the decrease in enrollments, tuition revenue decreased by approximately $17.5 million. The decrease in revenue between periods was also due to higher scholarships for the period, an increase of $7.9 million, as well as a decrease due to the implementation of the new revenue recognition standards in 2018, of approximately $5.2 million for the nine months ended September 30, 2018. The overall decrease was partially offset by a tuition increase, effective February 6, 2018, as well as an increase in net revenue generated from course digital materials of approximately $5.2 million.
Instructional costs and services. Our instructional costs and services for the nine months ended September 30, 2018 and 2017, were $165.3 million and $181.9 million, respectively, representing a decrease of $16.6 million, or 9.1%. In addition to the decline in enrollment, specific decreases between periods include bad debt of $5.9 million, direct compensation costs of $4.4 million, license fees of $2.2 million, instructor fees of $1.7 million, corporate support services of $1.3 million, and information technology costs of $1.1 million. The change in bad debt included the impact from implementing the new revenue recognition standards in the first quarter of 2018, was approximately $4.4 million for the nine months ended September 30, 2018. Instructional costs and services, as a percentage of revenue, for the nine months ended September 30, 2018 and 2017, were 46.8% and 48.8%, respectively, representing a decrease of 2.0%. This decrease primarily included decreases in bad debt of 1.3%, license fees of 0.5%, and direct compensation costs of 0.3%. As a percentage of revenue, bad debt expense was 5.2% for the nine months ended September 30, 2018, compared to 6.5% for the nine months ended September 30, 2017.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the nine months ended September 30, 2018 and 2017, were $130.0 million and $132.1 million, respectively, representing a decrease of $2.1 million, or 1.6%. As a result of our change in marketing strategy and the shift in advertising mix, specific factors contributing to the overall decrease between periods include decreases in compensation of $6.2 million, and facilities costs of $0.9 million. These decreases were partially offset by increases in advertising costs of $3.2 million, consulting fees of $1.1 million and license fees of $0.4 million. Our admissions advisory and marketing expenses, as a percentage of revenue, for the nine months ended September 30, 2018 and 2017, were 36.7% and 35.4%, respectively, representing an increase of 1.3%. This increase primarily included increases in advertising costs of 1.7% and consulting fees of 0.3%, partially offset by a decrease in compensation of 0.9%.
General and administrative. Our general and administrative expenses for the nine months ended September 30, 2018 and 2017, were $39.0 million and $37.0 million, respectively, representing an increase of $2.0 million, or 5.4%. The increase between periods was primarily due to increases in other administrative costs of $1.5 million, corporate support services of $1.5 million and professional fees of $1.5 million, partially offset by decreases in administrative compensation of $2.4 million. Our general and administrative expenses, as a percentage of revenue, for the nine months ended September 30, 2018 and 2017, were 11.0% and 9.9%, respectively, representing an increase of 1.1%. This increase was primarily due to increases in professional fees of 0.6% and other administrative costs of 0.6%.
Legal settlement expense. For the nine months ended September 30, 2018, there were $0.1 million of legal settlement expenses. There were no legal settlement expenses for the nine months ended September 30, 2017.
Restructuring and impairment charges. We recognized $3.8 million of restructuring and impairment charges for the nine months ended September 30, 2018, comprised primarily of revised estimates of lease charges, as well as severance costs resulting from a reduction in force. For the nine months ended September 30, 2017, there were $8.0 million of similar restructuring and impairment charges.
Other income, net. Our other income, net, was $0.9 million for the nine months ended September 30, 2018, as compared to $1.2 million for the nine months ended September 30, 2017, representing a decrease of $0.3 million. The decrease between periods was primarily due to decreased interest income on average cash balances.
Income tax benefit. We recognized an income tax benefit of $7.5 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively, at effective tax rates of (45.6)% and 4.6%, respectively.
Net income. Our net income was $23.8 million for the nine months ended September 30, 2018 compared to net income of $16.2 million for the nine months ended September 30, 2017, representing a $7.6 million increase as a result of the factors discussed above.
Liquidity and Capital Resources
We finance our operating activities and capital expenditures primarily through cash on hand and through cash provided by operating activities. At September 30, 2018 and December 31, 2017, our cash and cash equivalents were $163.1 million and $185.1 million, respectively. At September 30, 2018 and December 31, 2017, we had restricted cash of $25.4 million and $20.4 million, respectively, and investments of $2.2 million and $2.1 million, respectively. At September 30, 2018, we had no long-term debt.
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
There was a slight increase in the fair value of our investments at September 30, 2018 as compared to December 31, 2017. We believe that any fluctuations we have recently experienced are temporary in nature and that while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
Title IV and other governmental funding
Our institution derives the substantial majority of its respective revenues from students who enroll and are eligible for various federal student financial assistance programs authorized under Title IV of the Higher Education Act. Our institution is subject to significant regulatory scrutiny as a result of numerous standards that must be satisfied in order to participate in Title

IV programs. For additional information regarding Title IV programs and the regulation thereof, see “Business—Regulation” included in Part I, Item 1 of the Form 10-K. The balance of revenues derived by our institution is from government tuition assistance programs for military personnel, including veterans, payments made in cash by individuals, reimbursement from corporate affiliates and private loans.
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
Operating activities
Net cash used in operating activities was $10.7 million for the nine months ended September 30, 2018, compared to net cash used in operating activities of $16.7 million for the nine months ended September 30, 2017, an overall decrease between periods in net cash used in operating activities of $6.1 million. This decrease in cash used in operating activities is primarily attributable to the $7.6 million increase in net income between periods, decrease in liabilities in current period versus prior period, changes in long-term assets, and a decrease in accounts receivable balances. These changes were partially offset by the release of an uncertain tax position accrual, lower bad debt in the current period versus prior period, and a decrease in the reassessment of lease charges. Despite the cash used in operating activities during the period, we expect to generate cash from our operating activities for the foreseeable future.
Investing activities
Net cash used in investing activities was $2.5 million for the nine months ended September 30, 2018, compared to net cash provided by investing activities of $19.3 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we had purchases of investments of $1.1 million, sales of investments of $1.0 million, and no maturities of investments. This is compared to purchases of investments of $83,000, no sales of investments, and $22.7 million maturities of investments for the nine months ended September 30, 2017. Capital expenditures for the nine months ended September 30, 2018 were $1.7 million, compared to $2.9 million for the nine months ended September 30, 2017. We expect our capital expenditures to be approximately $4.5 million for the year ending December 31, 2018.
Financing activities
Net cash used in financing activities was $3.9 million for the nine months ended September 30, 2018, compared to net cash used in financing activities of $149.8 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we repurchased approximately 0.4 million shares of our common stock for an aggregate purchase price of approximately $2.4 million, including fees. During the nine months ended September 30, 2017, we repurchased approximately 18.1 million shares of our common stock for an aggregate purchase price of approximately $152.0 million, including fees. During the nine months ended September 30, 2018 net cash used included tax withholdings related to the net issuance of stock options. During each of the nine months ended September 30, 2018 and 2017, net cash used also included tax withholdings related to the issuance of restricted stock units vesting. During the nine months ended September 30, 2018 and 2017, the cash used was partially offset by the cash provided by stock option exercises.

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
Off-Balance Sheet Arrangements and Significant Contractual Obligations
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of September 30, 2018, our total available surety bond facility was $6.5 million and the surety had issued bonds totaling $4.3 million on our behalf under such facility.
The following table sets forth, as of September 30, 2018, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
(In thousands)	Total	2018	2019	2020	2021	2022	Thereafter
Operating lease obligations	$69,146	$5,104	$21,010	$11,209	$7,321	$3,825	$20,677
Other contractual obligations	41,268	6,335	11,656	9,496	3,626	2,620	7,535
Uncertain tax positions	842	—	842	—	—	—	—
Total	$111,256	$11,439	$33,508	$20,705	$10,947	$6,445	$28,212
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of September 30, 2018, we had no outstanding borrowings.
Our future investment income may fall short of expectations due to changes in interest rates. At September 30, 2018, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

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
Under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.
Changes in Internal Control Over Financial Reporting
We continually assess the adequacy of our internal control over financial reporting and make improvements as deemed appropriate. There were no changes in internal control over financial reporting, during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
None.
Item 5.  Other Information.
None.

Item 6.  Exhibits.

Exhibit	Description
10.1	Office Lease dated August 15, 2018 with Ascend Northrop, LLC, related to the premises at 1811 E. Northrop Boulevard, Chandler, Arizona
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew S. Clark, President and Chief Executive Officer, and Kevin Royal, Chief Financial Officer.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2018 and 2017; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.

November 8, 2018	/s/ KEVIN ROYAL
Kevin Royal Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)