Form 10-Q/A
period 2018-09-30
Bridgepoint Education Inc
filed 2019-03-12
CIK 1305323

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

BRIDGEPOINT EDUCATION, INC.
FORM 10-Q/A

EXPLANATORY NOTE
The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) to its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018 (“Original Filing”) to: (i) restate the condensed consolidated financial statements as discussed in Note 2 to the condensed consolidated financial statements; (ii) restate management's conclusions regarding disclosure controls and procedures; and (iii) add discussion of the risk factors associated with the material weaknesses in internal control over financial reporting as of September 30, 2018.
Accordingly, the Company hereby amends and replaces in their entirety, Item 1, Financial Statements, Item 2, Management’s Discussion and Analysis, and Item 4, Controls and Procedures, in Part I, as well as Item 1A, Risk Factors, and Item 6, Exhibits, in Part II, in the Original Filing. For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified where necessary to reflect the restatement.
As required by Rule 12b-15, the Company's principal executive officer and principal financial officer are providing new currently dated certifications. Accordingly, the Company hereby amends Item 6 in Part II in the Original Filing to reflect the filing of the new certifications.
Except as described above, this Amended Filing does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amended Filing speaks only as of the date the Original Filing was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amended Filing should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of September 30, 2018	As of December 31, 2017
ASSETS	(As restated)	(As restated)
Current assets:
Cash and cash equivalents	$163,091	$185,098
Restricted cash	19,786	20,428
Investments	2,203	2,065
Accounts receivable, net	28,920	24,174
Prepaid expenses and other current assets	20,427	22,388
Total current assets	234,427	254,153
Property and equipment, net	14,715	10,434
Goodwill and intangibles, net	13,332	14,593
Other long-term assets	8,688	5,456
Total assets	$271,162	$284,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$58,369	$71,165
Deferred revenue and student deposits	58,399	70,766
Total current liabilities	116,768	141,931
Rent liability	4,790	7,001
Other long-term liabilities	9,819	12,708
Total liabilities	131,377	161,640
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both September 30, 2018, and December 31, 2017	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 65,257 and 64,887 issued, and 27,136 and 27,158 outstanding, at September 30, 2018 and December 31, 2017, respectively	653	649
Additional paid-in capital	203,913	201,755
Retained earnings	443,407	426,356
Treasury stock, 38,121 shares at cost at September 30, 2018, and 37,729 shares at cost at December 31, 2017	(508,188)	(505,764)
Total stockholders' equity	139,785	122,996
Total liabilities and stockholders' equity	$271,162	$284,636
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(As restated)	(As restated)	(As restated)	(As restated)
Revenue	$112,846	$118,419	$348,660	$370,061
Costs and expenses:
Instructional costs and services	55,109	56,741	166,120	180,532
Admissions advisory and marketing	41,902	43,669	129,971	132,133
General and administrative	13,731	11,441	39,028	37,019
Legal settlement expense	—	—	141	—
Restructuring and impairment expense	1,225	8,004	3,795	8,004
Total costs and expenses	111,967	119,855	339,055	357,688
Operating income (loss)	879	(1,436)	9,605	12,373
Other income, net	367	381	899	1,165
Income (loss) before income taxes	1,246	(1,055)	10,504	13,538
Income tax benefit	(415)	(1,161)	(7,547)	(718)
Net income	$1,661	$106	$18,051	$14,256
Income per share:
Basic	$0.06	$0.00	$0.67	$0.43
Diluted	$0.06	$0.00	$0.66	$0.42
Weighted average number of common shares outstanding used in computing income per share:
Basic	27,061	29,123	27,131	33,333
Diluted	27,589	29,671	27,532	34,193
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(As restated)	(As restated)	(As restated)	(As restated)
Net income	$1,661	$106	$18,051	$14,256
Other comprehensive income, net of tax:
Unrealized gains on investments	—	—	—	1
Comprehensive income	$1,661	$106	$18,051	$14,257
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2016 (as restated)	64,035	$641	$195,854	$417,245	$(1)	$(337,069)	$276,670
Stock-based compensation	—	—	2,834	—	—	—	2,834
Exercise of stock options	479	4	3,795	—	—	—	3,799
Stock issued under employee stock purchase plan	15	—	141	—	—	—	141
Stock issued under stock incentive plan, net of shares held for taxes	265	3	(1,765)	—	—	—	(1,762)
Stock repurchase	—	—	—	—	—	(152,000)	(152,000)
Net income (as restated)	—	—	—	14,256	—	—	14,256
Unrealized gains on investments, net of tax	—	—	—	—	1	—	1
Balance at September 30, 2017 (as restated)	64,794	$648	$200,859	$431,501	$—	$(489,069)	$143,939

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2017 (as restated)	64,887	$649	$201,755	$426,356	$—	$(505,764)	$122,996
Adoption of accounting standards (as restated, Note 2)	—	—	—	(1,000)	—	—	(1,000)
Stock-based compensation	—	—	3,590	—	—	—	3,590
Exercise of stock options	122	2	453	—	—	—	455
Net share settlement of stock options	—	—	(1,097)	—	—	—	(1,097)
Stock issued under employee stock purchase plan	16	—	98	—	—	—	98
Stock issued under stock incentive plan, net of shares held for taxes	232	2	(886)	—	—	—	(884)
Stock repurchase	—	—	—	—	—	(2,424)	(2,424)
Net income (as restated)	—	—	—	18,051	—	—	18,051
Balance at September 30, 2018 (as restated)	65,257	$653	$203,913	$443,407	$—	$(508,188)	$139,785
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
	(As restated)	(As restated)
Cash flows from operating activities:
Net income	$18,051	$14,256
Adjustments to reconcile net income to net cash used in operating activities:
Provision for bad debts	19,339	23,028
Depreciation and amortization	5,200	6,821
Amortization of premium/discount	—	20
Deferred income taxes	54	25
Stock-based compensation	3,590	2,834
Net gain on marketable securities	(63)	(193)
Reassessment of lease charges	1,864	5,829
Loss on disposal or impairment of fixed assets	334	66
Changes in operating assets and liabilities:
Accounts receivable	(25,418)	(30,003)
Prepaid expenses and other current assets	1,962	(1,081)
Other long-term assets	2,082	(3,164)
Accounts payable and accrued liabilities	(14,743)	(13,920)
Deferred revenue and student deposits	(12,034)	(11,857)
Other liabilities	(10,886)	(9,405)
Net cash used in operating activities	(10,668)	(16,744)
Cash flows from investing activities:
Capital expenditures	(1,696)	(2,876)
Purchases of investments	(1,050)	(83)
Capitalized costs for intangible assets	(700)	(438)
Sales of investments	975	—
Maturities of investments	—	22,725
Net cash (used in) provided by investing activities	(2,471)	19,328
Cash flows from financing activities:
Proceeds from exercise of stock options	455	3,799
Tax withholdings related to net issuance of stock options	(1,097)	—
Proceeds from the issuance of stock under employee stock purchase plan	98	141
Tax withholdings on issuance of stock awards	(884)	(1,762)
Repurchase of common stock	(2,424)	(152,000)
Net cash used in financing activities	(3,852)	(149,822)
Net decrease in cash, cash equivalents and restricted cash	(16,991)	(147,238)
Cash, cash equivalents and restricted cash at beginning of period	205,526	332,335
Cash, cash equivalents and restricted cash at end of period	$188,535	$185,097

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$462	$67
Issuance of common stock for vested restricted stock units	$2,569	$4,520
Property and equipment under build-to-suit leases	$6,076	$—

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$163,091	$165,176
Restricted cash, current	19,786	19,921
Restricted cash, long-term	5,658	—
Total cash, cash equivalents and restricted cash	$188,535	$185,097
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
Restatement of Previously Issued Consolidated Financial Statements
Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements as of, and for the three and nine months ended September 30, 2018, the Company determined that such financial statements had errors related to: (i) revenue for the Full Tuition Grant program portion of our student contracts which was misstated due to allowances that had not been properly determined and computational errors, which also resulted in misstatements in accounts receivable and its provision for bad debts, deferred revenue and student deposits, and the related income tax impact; (ii) classification error of $5.7 million between restricted cash and other long term-assets as of September 30, 2018 related to a long-term letter of credit issued as collateral for the build-to-suit lease, and (iii) a misstatement in the adjustment to beginning retained earnings as of January 1, 2018 as a result of the incorrect adoption of ASU 2014-09, Revenue from Contracts with Customers, or Accounting Standards Codification Topic 606 (“ASC 606”) as it relates to the Full Tuition Grant Program, resulting in a decrease of $2.2 million from the amount previously reported of $3.2 million to $1.0 million, as restated. As a result, the Company has restated the accompanying condensed consolidated financial statements from amounts previously reported to correct these matters. The restatement does not impact net cash flows used in operations in any period. Management considers the restatement of financial statements prior to September 30, 2018 to be immaterial.

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables present a summary of the impact of the restatement corrections and other immaterial adjustments on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, and the condensed consolidated statements of income (loss), comprehensive income, and cash flows for the three and nine months ended September 30, 2018 and 2017. The following tables are presented in thousands, except per share data:

	As Reported	As Restated	As Reported	As Restated
Condensed consolidated balance sheet data:	September 30, 2018		December 31, 2017
Restricted cash	$25,444	$19,786	$20,428	$20,428
Accounts receivable, net	$33,566	$28,920	$27,077	$24,174
Prepaid expenses and other current assets	$20,361	$20,427	$22,388	$22,388
Total current assets	$244,665	$234,427	$257,056	$254,153
Other long-term assets	$3,030	$8,688	$5,456	$5,456
Total assets	$275,742	$271,162	$287,539	$284,636
Deferred revenue and student deposits	$53,870	$58,399	$68,207	$70,766
Total current liabilities	$112,239	$116,768	$139,372	$141,931
Other long-term liabilities	$9,835	$9,819	$12,708	$12,708
Total liabilities	$126,864	$131,377	$159,081	$161,640
Retained earnings	$452,500	$443,407	$431,818	$426,356
Total stockholders’ equity	$148,878	$139,785	$128,458	$122,996
Total liabilities and stockholders’ equity	$275,742	$271,162	$287,539	$284,636

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	Three Months Ended				Nine Months Ended
Condensed consolidated statements of income (loss) and comprehensive income data:	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
Revenue	$114,858	$112,846	$119,367	$118,419	$353,723	$348,660	$373,438	$370,061
Instructional costs and services	$54,470	$55,109	$57,756	$56,741	$165,318	$166,120	$181,943	$180,532
Total costs and expenses	$111,328	$111,967	$120,870	$119,855	$338,253	$339,055	$359,099	$357,688
Operating income (loss)	$3,530	$879	$(1,503)	$(1,436)	$15,470	$9,605	$14,339	$12,373
Income (loss) before income taxes	$3,897	$1,246	$(1,122)	$(1,055)	$16,369	$10,504	$15,504	$13,538
Income tax benefit	$(408)	$(415)	$(1,161)	$(1,161)	$(7,464)	$(7,547)	$(718)	$(718)
Net income	$4,305	$1,661	$39	$106	$23,833	$18,051	$16,222	$14,256
Basic earnings per share	$0.16	$0.06	$0.00	$0.00	$0.88	$0.67	$0.49	$0.43
Diluted earnings per share	$0.16	$0.06	$0.00	$0.00	$0.87	$0.66	$0.47	$0.42
Comprehensive income	$4,305	$1,661	$39	$106	$23,833	$18,051	$16,223	$14,257

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	As Reported	As Restated	As Reported	As Restated
	Nine Months Ended
Condensed consolidated statement of cash flow data:	September 30, 2018		September 30, 2017
Net income	$23,833	$18,051	$16,222	$14,256
Provision for bad debts	$18,538	$19,339	$24,440	$23,028
Accounts receivable	$(27,713)	$(25,418)	$(32,286)	$(30,003)
Prepaid expenses and other current assets	$2,027	$1,962	$(1,081)	$(1,081)
Deferred revenue and student deposits	$(14,801)	$(12,034)	$(12,952)	$(11,857)
Other liabilities	$(10,870)	$(10,886)	$(9,405)	$(9,405)
Cash flows used in operating activities	$(10,668)	$(10,668)	$(16,744)	$(16,744)
The following table presents a summary of the impact to retained earnings and total stockholders’ equity in the condensed consolidated statement of stockholders’ equity as of the dates indicated:

	As Reported	As Restated	As Reported	As Restated
Condensed consolidated statement of stockholders equity data:	September 30, 2017		December 31, 2016
Retained earnings	$437,503	$431,501	$421,281	$417,245
Total stockholders’ equity	$149,941	$143,939	$280,706	$276,670
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, or Accounting Standards Codification Topic 606 (“ASC 606”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (“ASC 605”). This literature is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting guidance also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, as well as assets recognized from costs incurred to obtain or fulfill a contract. On January 1, 2018, the Company adopted ASC 606 using the modified retrospective adoption method. In accordance with the modified retrospective adoption method, the Company elected to retroactively adjust only those contracts that did not meet the definition of a completed contract at the date of initial application. The new guidance impacted the amount and timing of the Company’s revenue recognition as follows:

•
Prior to the adoption of ASC 606, we recognized revenue to the extent of cash receipts when collectibility was not reasonably assured. Under ASC 606, collectibility issues may indicate an implied price concession, which is accounted for as variable consideration. Consequently, revenues for these types of contracts are accelerated, net of any amounts which we do not expect to collect.

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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The cumulative effect adjustment decreased the opening balance of retained earnings on January 1, 2018, as follows (in thousands):

	Closing balance at December 31, 2017	Adjustments due to ASC 606	Opening balance at January 1, 2018
Accounts receivable, net	$24,174	$(1,333)	$22,841
Deferred revenue and student deposits	$70,766	$(333)	$70,433
Retained earnings	$426,356	$(1,000)	$425,356
The following tables present the impact of changes to the condensed consolidated financial statement line items as a result of applying ASC 606 to the periods presented (in thousands):

	For the three months ended September 30, 2018
	As Reported under ASC 606	Adjustments due to ASC 606	Amounts under ASC 605
Revenue	$112,846	$2,330	$115,176
Instructional costs and services (1)	$55,109	$1,679	$56,788
Net income	$1,661	$650	$2,311

	For the nine months ended September 30, 2018
	As Reported under ASC 606	Adjustments due to ASC 606	Amounts under ASC 605
Revenue	$348,660	$3,609	$352,269
Instructional costs and services (1)	$166,120	$4,225	$170,345
Net income	$18,051	$(616)	$17,435
(1) Adjustment for instructional costs and services is due to change in provision for bad debts.

	As of September 30, 2018
	As Reported under ASC 606	Adjustments due to ASC 606	Amounts under ASC 605
Accounts receivable, net	$28,920	$1,107	$30,027
Deferred revenue and student deposits	$58,399	$723	$59,122
Retained earnings	$443,407	$(384)	$443,023
Comparative historical information on the condensed consolidated statement of income has not been retrospectively restated and continues to be reported under ASC 605. For further information regarding the disaggregation of revenue recorded in the current period, refer to Note 3, “Revenue Recognition” to the condensed consolidated financial statements.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
The following table presents the Company’s net revenue disaggregated based on the revenue source (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Tuition revenue, net	$102,352	$317,353
Digital materials revenue, net	6,284	18,951
Technology fee revenue, net	3,777	10,861
Other revenue, net (1)	433	1,495
Total revenue, net	$112,846	$348,660
(1) Primarily consists of revenues generated from services such as graduation fees, transcript fees, and other miscellaneous services.

The following table presents the Company’s net revenue disaggregated based on the timing of revenue recognition (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Over time, over period of instruction	$96,735	$301,905
Over time, full tuition grant (1)	9,986	27,825
Point in time (2)	6,125	18,930
Total revenue, net	$112,846	$348,660

(1)	Represents revenue generated from the corporate full tuition grant (“FTG”) program.

(2)	Represents revenue generated from digital textbooks and other miscellaneous fees.

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
A portion of tuition revenue, technology fee revenue, and digital materials revenue is generated from contracts with students enrolled under the corporate FTG program, which is a 12-month grant that, when combined with a corporate partner’s annual tuition assistance program, enables eligible students to earn their degree without incurring student loan debt. Students enrolled under this program are eligible to take up to ten undergraduate or eight graduate courses per 12-month grant period and must first utilize 100% of the funds awarded under their employer’s annual tuition assistance program before they can be awarded the FTG grant. The grants awarded by Ashford University under the FTG program are considered a material right, and, as such, the Company records a contract liability for a portion of the consideration received or due under these contracts. The contract liability is recorded in deferred revenue and student deposits on the Company’s condensed consolidated balance sheets, and further discussed in the deferred revenue section below. The standalone selling price of the material right is determined based on the observable standalone selling price of the courses. The transaction price in each FTG contract is allocated to this

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

material right on a relative standalone selling price basis. The contract liability is recognized as revenue at the earlier of satisfaction of the future obligation or contract termination. Billing of products and services transferred under a FTG student contract generally occurs after the conclusion of a course. There are no material differences between the timing of the products and services transferred and the payment terms.
Deferred Revenue
Deferred revenue consists of cash payments that are received or due in advance of the Company’s performance as well as deferrals associated with certain contracts that include a material right. Below are the opening and closing balances of deferred revenue from the Company’s contracts with customers (in thousands):

Deferred Revenue
Opening balance, January 1, 2018	$22,001
Closing balance, September 30, 2018	23,833
Increase (Decrease)	$1,832
For further information on deferred revenue and student deposits, refer to Note 7, “Other Significant Balance Sheet Accounts - Deferred Revenue and Student Deposits” and for further information on receivables, refer to Note 6, “Accounts Receivable, Net” within the condensed consolidated financial statements.
For the majority of the Company’s customers, payment for products and services is due at the beginning of each course. Billing of products and services transferred under a FTG student contract generally occurs after the conclusion of a course. Under special circumstances, some customers may be offered non-interest bearing payment plan arrangements that can extend for up to a maximum of three years. These payment plan arrangements give rise to a significant financing component. However, since the Company historically collects substantially all of the consideration to which it expects to be entitled under such payment plans within one year or less, the impact of the significant financing component in these transactions is not material to any period presented.
The difference between the opening and closing balances of deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment. For the nine months ended September 30, 2018, we recognized $21.9 million of revenue that was included in the deferred revenue balance as of January 1, 2018. Amounts reported in the closing balance of deferred revenue are expected to be recognized as revenue within the next 12 months.
4. Restructuring and Impairment Expense
The Company has implemented various restructuring plans to better align its resources with its business strategy and the related amounts are recorded in restructuring and impairment expense on the Company’s condensed consolidated statements of income. During the three and nine months ended September 30, 2018, the Company recognized a total of $1.2 million and $3.8 million, respectively, to restructuring and impairment expense, which were comprised of the components described below. There was $8.0 million of restructuring and impairment expense during each of the three and nine months ended September 30, 2017.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
6. Accounts Receivable, Net
Accounts receivable, net, consists of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Accounts receivable	$43,254	$39,363
Less allowance for doubtful accounts	(14,334)	(15,189)
Accounts receivable, net	$28,920	$24,174
There is an immaterial amount of accounts receivable, net, at each balance sheet date with a payment due date of greater than one year.
The following table presents the changes in the allowance for doubtful accounts for accounts receivable for the periods indicated (in thousands):

Allowance for doubtful accounts receivable:	Beginning Balance	Charged to Expense	Deductions (1)	Ending Balance
For the nine months ended September 30, 2018	$(15,189)	$19,339	$(20,194)	$(14,334)
For the nine months ended September 30, 2017	$(15,621)	$23,028	$(22,540)	$(16,109)

(1)	Deductions represent accounts written off, net of recoveries.
7. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Prepaid expenses	$6,106	$6,195
Prepaid licenses	5,554	4,882
Income tax receivable	5,037	8,889
Prepaid insurance	2,625	1,215
Insurance recoverable	682	1,192
Other current assets	423	15
Total prepaid expenses and other current assets	$20,427	$22,388

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Buildings, build-to-suit	$6,076	$—
Furniture and office equipment	43,538	43,330
Software	12,516	12,313
Leasehold improvements	5,375	5,445
Vehicles	22	22
Total property and equipment	67,527	61,110
Less accumulated depreciation and amortization	(52,812)	(50,676)
Total property and equipment, net	$14,715	$10,434
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
Remainder of 2018	$566
2019	2,000
2020	1,733
2021	1,495
2022	1,264
Thereafter	3,707
Total future amortization expense	$10,765
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Accounts payable	$4,004	$5,619
Accrued salaries and wages	5,186	8,573
Accrued bonus	6,707	6,924
Accrued vacation	8,089	8,237
Accrued litigation and fees	8,041	9,886
Accrued expenses	19,970	16,024
Current leases payable	4,122	12,971
Accrued insurance liability	2,250	2,931
Total accounts payable and accrued liabilities	$58,369	$71,165
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consists of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Deferred revenue	$23,832	$22,001
Student deposits	34,567	48,765
Total deferred revenue and student deposits	$58,399	$70,766

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Other Long-Term Liabilities
Other long-term liabilities consists of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Uncertain tax positions	$842	$8,893
Lease financing obligation	6,076	—
Other long-term liabilities	2,901	3,815
Total other long-term liabilities	$9,819	$12,708
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
The following table sets forth the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$1,661	$106	$18,051	$14,256
Denominator:
Weighted average number of common shares outstanding	27,061	29,123	27,131	33,333
Effect of dilutive options and stock units	528	548	401	860
Diluted weighted average number of common shares outstanding	27,589	29,671	27,532	34,193
Income per share:
Basic	$0.06	$0.00	$0.67	$0.43
Diluted	$0.06	$0.00	$0.66	$0.42
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
The Company’s current effective income tax rate that has been applied to normal, recurring operations for the nine months ended September 30, 2018 was 1.4%. The Company’s actual effective income tax rate was (71.8)% for the nine months ended September 30, 2018, which includes a discrete tax benefit of $1.8 million recorded in the first quarter of 2018 associated with refund claims for qualified production activities tax deductions for the tax years 2013 and 2014, a discrete benefit of $5.7 million recorded in the second quarter of 2018 associated with a reduction in uncertain tax position mainly associated with the California audit examination settlement for the tax years 2008 through 2012, a discrete benefit of $0.1 million recorded in the third quarter of 2018 associated with a reduction in uncertain tax position associated with the Oregon audit examination settlement for the tax years 2012 through 2014 as well as other states.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

BRIDGEPOINT EDUCATION, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement noted in Part I, Item 1, “Summary of Significant Accounting Policies - Restatement of Previously Issued Financial Statements.”
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated Statement of Income Data:	(As restated)	(As restated)	(As restated)	(As restated)
Revenue	$112,846	$118,419	$348,660	$370,061
Operating income (loss)	$879	$(1,436)	$9,605	$12,373

Consolidated Other Data:
Period-end enrollment (1)
Online	39,536	42,065	39,536	42,065
Campus-based	48	67	48	67
Total	39,584	42,132	39,584	42,132

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
On January 1, 2018, the Company adopted ASU 2014-09, using the modified retrospective method. We have updated the critical accounting policies and estimates regarding the impact of this recent accounting pronouncements below. Additionally, refer to Note 2, “Summary of Significant Accounting Policies - Recent Accounting Pronouncements” as well as Note 3, “Revenue Recognition” to our condensed consolidated financial statements included elsewhere in this report. There were no other material changes to these critical accounting policies and estimates during the nine months ended September 30, 2018.
Revenue recognition
Revenues are recognized when control of the promised goods or services are transferred to the institutions’ students, in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services. Determining whether a valid customer contract exists includes an assessment of whether amounts due under the contract are collectible. We perform this assessment at the beginning of every contract and subsequently thereafter if new information indicates there has been a significant change in facts and circumstances.
Our contracts with customers generally include multiple performance obligations, which we identify by assessing whether each good and service promised in the contract is distinct. For each performance obligation, we allocate the transaction price, including fixed and variable consideration, on the basis of the relative standalone selling prices of each good and service in the contract, which is determined using observable prices.
We generate the majority of our revenue from tuition, technology fees, and digital materials related to students whose primary funding source is governmental funding. Tuition represents amounts charged for course instruction, and technology fees represent amounts charged for the students’ use of the technology platform on which course instruction is delivered. Digital materials fees represent amounts charged for the digital textbooks that accompany the majority of courses taught at our institution. With the exception of students attending courses within the three-week conditional admission period at Ashford University, the majority of tuition and technology fees are recognized as revenue as control of the services is transferred to the student, which occurs over the applicable period of instruction. Similarly, the majority of digital materials fees are recognized as revenue when control of the product has been transferred to the student, which occurs when the student is granted unrestricted access to the digital textbook, generally, on the first day of the course. Revenue generated from students within the conditional admission period is deferred and recognized when the student matriculates into the institution, which occurs in the fourth week of the course.
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
If a student's attendance in a class precedes the receipt of cash from the student's source of funding, we establish an account receivable and corresponding deferred revenue in the amount of the tuition due for that payment period. Cash received either directly from the student or from the student's source of funding reduces the balance of accounts receivable due from the student. Financial aid from sources such as the federal government's Title IV programs pertains to the online student's award year and is generally divided into two disbursement periods. As such, each disbursement period may contain funding for up to four courses. Financial aid disbursements are typically received during the online student's attendance in the first or second course. Since the majority of disbursements cover more courses than for which a student is currently enrolled, the amount received in excess effectively represents a prepayment from the online student for up to four courses. At the end of each accounting period, the deferred revenue and related account receivable balances are reduced to present amounts attributable to the current course.
In certain cases, our institution provides scholarships to students who qualify under various programs. These scholarships are recognized as direct reductions of revenue consistent with the timing of recognition associated with the related performance obligations. Also, for some customers, we do not expect to collect 100% of the consideration to which we are contractually entitled and, as a result, those customers may receive discounts or price adjustments that, based on historical practice, represent implied price concessions and are accounted for as variable consideration. The majority of these price concessions relate to amounts charged to students for goods and services, which management has determined will not be covered by the student’s primary funding source (generally, government aid) and, as a result, the student will become directly financially responsible for them. The reduction in the transaction price that results from this estimate of variable consideration reflects the amount we do not expect to be entitled to in exchange for the goods and services it will transfer to the students, as determined using historical experience and current factors, and includes performing a constraint analysis. These estimates of variable consideration are recorded as direct reductions of revenue consistent with the timing of recognition associated with the related performance obligation.
A portion of tuition revenue, technology fee revenue, and digital materials revenue is generated from contracts with students enrolled under the corporate FTG program, which is a 12-month grant that, when combined with a corporate partner’s annual tuition assistance program, enables eligible students to earn their degree without incurring student loan debt. Students enrolled under this program are eligible to take up to ten undergraduate or eight graduate courses per 12-month grant period and must first utilize 100% of the funds awarded under their employer’s annual tuition assistance program before they can be awarded the FTG grant. The grants awarded by Ashford University under the FTG program are considered a material right, and, as such, we record a contract liability for a portion of the consideration received or due under these contracts. The contract liability is recorded in deferred revenue and student deposits on our consolidated balance sheets, and further discussed in the paragraph on deferred revenue below. The standalone selling price of the material right is determined based on the observable standalone selling price of the courses. The transaction price in each FTG contract is allocated to this material right on a relative standalone selling price basis. The contract liability is recognized as revenue at the earlier of satisfaction of the future obligation or contract termination. There are no material differences between the timing of the products and services transferred and the payment terms.
Deferred revenue consists of cash payments that are received or due in advance of performance as well as deferrals associated with certain contracts that include a material right. For the majority of our customers, payment for products and services is due at the beginning of each course. Billing of products and services transferred under an FTG student contract generally occurs after the conclusion of a course. Under special circumstances, some customers may be offered non-interest bearing payment plan arrangements that can extend for up to a maximum of three years. These payment plan arrangements give rise to significant financing components. However, since we historically collect substantially all the consideration to which it expects to be entitled under such payment plans within one year or less, the impact of these significant financing components is not material to any period presented.

Results of Operations
The following table sets forth our condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(As restated)	(As restated)	(As restated)	(As restated)
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	48.8	47.9	47.6	48.8
Admissions advisory and marketing	37.1	36.9	37.3	35.7
General and administrative	12.2	9.7	11.2	10.0
Legal settlement expense	0.0	0.0	0.0	0.0
Restructuring and impairment expense	1.1	6.8	1.1	2.2
Total costs and expenses	99.2	101.3	97.2	96.7
Operating income (loss)	0.8	(1.3)	2.8	3.3
Other income, net	0.3	0.4	0.3	0.3
Income (loss) before income taxes	1.1	(0.9)	3.1	3.6
Income tax benefit	(0.4)	(1.0)	(2.1)	(0.3)
Net income	1.5%	0.1%	5.2%	3.9%
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Revenue. Our revenue for the three months ended September 30, 2018 and 2017, was $112.8 million and $118.4 million, respectively, representing a decrease of $5.6 million, or 4.7%. The decrease between periods was primarily due to a decrease of 7.5% in average weekly enrollment from 42,280 students for the three month period ended September 30, 2017 to 39,107 students for the three month period ended September 30, 2018. As a result of the decrease in enrollments, tuition revenue decreased by approximately $4.1 million. The decrease in revenue between periods was also due to higher scholarships for the period, an increase of $4.6 million, as well as the decrease due to the implementation of the new revenue recognition standards in 2018, of approximately $2.3 million for the three months ended September 30, 2018. The overall decrease was partially offset by a tuition increase, effective February 6, 2018, as well as an increase in net revenue generated from course digital materials of approximately $1.6 million.
Instructional costs and services. Our instructional costs and services for the three months ended September 30, 2018 and 2017, were $55.1 million and $56.7 million, respectively, representing a decrease of $1.6 million, or 2.9%. In addition to the decline in enrollment, specific decreases between periods primarily include direct compensation (including financial aid processing fees) of $1.8 million, information technology costs of $0.3 million, professional fees of $0.2 million, and amortization of intangible assets of $0.2 million, partially offset by an increase in bad debt of $1.0 million. The change in bad debt included the impact from implementing the new revenue recognition standards in 2018, was approximately $1.7 million for the three months ended September 30, 2018. Instructional costs and services, as a percentage of revenue, for the three months ended September 30, 2018 and 2017, were 48.8% and 47.9%, respectively, representing an increase of 0.9%. This increase primarily included increases in bad debt of 1.2%, instructional supplies of 0.3%, facilities costs of 0.2% and instructor fees of 0.2%, offset by an decrease in direct compensation (including financial aid processing fees) of 0.7% and professional fees of 0.2%. As a percentage of revenue, bad debt expense was 6.6% for the three months ended September 30, 2018, compared to 5.4% for three months ended September 30, 2017.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the three months ended September 30, 2018 and 2017, were $41.9 million and $43.7 million, respectively, representing a decrease of $1.8 million, or 4.0%. Specific factors contributing to the overall decrease between periods were decreases in compensation of $2.2 million, and advertising costs of $0.6 million, primarily offset by increases in professional fees of $0.3 million, license fees of $0.3 million, transaction costs of $0.3 million (relating to Ashford University going back to a non-profit status) and corporate support services of $0.2 million. Admissions advisory and marketing, as a percentage of revenue, for the three months ended September 30, 2018 and 2017, were 37.1% and 36.9%, respectively, representing an increase of 0.2%. This increase primarily included increases in transaction costs of 0.3% (relating to Ashford University going back to a non-profit status), professional fees of 0.3%, license fees of 0.3%, advertising costs of 0.3%, and other selling costs of 0.2%, offset by a decrease in compensation of 1.1%.
General and administrative. Our general and administrative expenses for the three months ended September 30, 2018 and 2017, were $13.7 million and $11.4 million, respectively, representing an increase of $2.3 million, or 20.0%. The increase between periods was primarily due to increases in transaction costs of $2.2 million and administrative compensation of $0.3 million, partially offset by a decrease in other administrative costs of $0.2 million. General and administrative expenses, as a percentage of revenue, for the three months ended September 30, 2018 and 2017, were 12.2% and 9.7%, respectively, representing an increase of 2.5%. This increase was primarily due to increases in transaction costs of 1.9%, administrative compensation of 0.6%, and professional fees of 0.2%, partially offset by a decrease in corporate support services of 0.3%.
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
Income tax benefit. We recognized an income tax benefit of $0.4 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively, at effective tax rates of (33.3)% and 110.0%, respectively.
Net income. Our net income was $1.7 million for the three months ended September 30, 2018, compared to net income of $106,000 for the three months ended September 30, 2017, a $1.6 million increase in net income as a result of the factors discussed above.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Revenue. Our revenue for the nine months ended September 30, 2018 and 2017, was $348.7 million and $370.1 million, respectively, representing a decrease of $21.4 million, or 5.8%. The decrease between periods was primarily due to a decrease of 9.1% in average weekly enrollment from 44,469 students for the nine month period ended September 30, 2017 to 40,420 students for the nine month period ended September 30, 2018. As a result of the decrease in enrollments, tuition revenue decreased by approximately $17.5 million. The decrease in revenue between periods was also due to higher scholarships for the period, an increase of $9.6 million, as well as a decrease due to the implementation of the new revenue recognition standards in 2018, of approximately $3.7 million for the nine months ended September 30, 2018. The overall decrease was partially offset by a tuition increase, effective February 6, 2018, as well as an increase in net revenue generated from course digital materials of approximately $5.2 million.
Instructional costs and services. Our instructional costs and services for the nine months ended September 30, 2018 and 2017, were $166.1 million and $180.5 million, respectively, representing a decrease of $14.4 million, or 8.0%. In addition to the decline in enrollment, specific decreases between periods include direct compensation costs of $4.4 million, bad debt of $3.7 million, license fees of $2.2 million, instructor fees of $1.7 million, corporate support services of $1.3 million, and information technology costs of $1.1 million. The change in bad debt included the impact from implementing the new revenue recognition standards in the first quarter of 2018, was approximately $4.2 million for the nine months ended September 30, 2018. Instructional costs and services, as a percentage of revenue, for the nine months ended September 30, 2018 and 2017, were 47.6% and 48.8%, respectively, representing a decrease of 1.2%. This decrease primarily included decreases in bad debt of 0.7%, license fees of 0.5%, and direct compensation costs of 0.2%, partially offset by increases in corporate support services of 0.1% and facilities costs of 0.1%. As a percentage of revenue, bad debt expense was 5.5% for the nine months ended September 30, 2018, compared to 6.2% for the nine months ended September 30, 2017.

Admissions advisory and marketing. Our admissions advisory and marketing expenses for the nine months ended September 30, 2018 and 2017, were $130.0 million and $132.1 million, respectively, representing a decrease of $2.1 million, or 1.6%. As a result of our change in marketing strategy and the shift in advertising mix, specific factors contributing to the overall decrease between periods include decreases in compensation of $6.2 million, and facilities costs of $0.9 million. These decreases were partially offset by increases in advertising costs of $3.2 million, consulting fees of $1.0 million and license fees of $0.4 million. Our admissions advisory and marketing expenses, as a percentage of revenue, for the nine months ended September 30, 2018 and 2017, were 37.3% and 35.7%, respectively, representing an increase of 1.6%. This increase primarily included increases in advertising costs of 1.8% and consulting fees of 0.3%, partially offset by a decrease in compensation of 0.8%.
General and administrative. Our general and administrative expenses for the nine months ended September 30, 2018 and 2017, were $39.0 million and $37.0 million, respectively, representing an increase of $2.0 million, or 5.4%. The increase between periods was primarily due to increases in transaction costs of $4.3 million and corporate support services of $1.5 million, partially offset by decreases in administrative compensation of $2.4 million, and professional fees of $1.5 million. Our general and administrative expenses, as a percentage of revenue, for the nine months ended September 30, 2018 and 2017, were 11.2% and 10.0%, respectively, representing an increase of 1.2%. This increase was primarily due to increases in transaction costs of 1.2% and other administrative costs of 0.3%.
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
Income tax benefit. We recognized an income tax benefit of $7.5 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively, at effective tax rates of (71.8)% and (5.3)%, respectively.
Net income. Our net income was $18.1 million for the nine months ended September 30, 2018 compared to net income of $14.3 million for the nine months ended September 30, 2017, representing a $3.8 million increase as a result of the factors discussed above.
Liquidity and Capital Resources
We finance our operating activities and capital expenditures primarily through cash on hand and through cash provided by operating activities. At September 30, 2018 and December 31, 2017, our cash and cash equivalents were $163.1 million and $185.1 million, respectively. At September 30, 2018 and December 31, 2017, we had short-term restricted cash of $19.8 million and $20.4 million, respectively, and investments of $2.2 million and $2.1 million, respectively. At September 30, 2018, we also had long-term restricted cash of $5.7 million. At September 30, 2018, we had no long-term debt.
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
Operating activities
Net cash used in operating activities was $10.7 million for the nine months ended September 30, 2018, compared to net cash used in operating activities of $16.7 million for the nine months ended September 30, 2017, an overall decrease between periods in net cash used in operating activities of $6.1 million. This decrease in cash used in operating activities is primarily attributable to the $3.8 million increase in net income between periods, decrease in liabilities in current period versus prior period, changes in long-term assets, and a decrease in accounts receivable balances. These changes were partially offset by the release of an uncertain tax position accrual, lower bad debt in the current period versus prior period, and a decrease in the reassessment of lease charges. Despite the cash used in operating activities during the period, we expect to generate cash from our operating activities for the foreseeable future.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2018.
Material weaknesses in internal control over financial reporting
Subsequent to the issuance of our unaudited condensed consolidated financial statements as of, and for the three and nine months ended September 30, 2018, we determined that such financial statements required restatement to correct errors in the accounting for the Full Tuition Grant program. In 2019, as part of our detailed review and internal control procedures surrounding fiscal year 2018, we identified errors in the accounting of the student contracts for the Full Tuition Grant program whereby revenue was misstated due to allowances that had not been properly determined and computational errors, which also resulted in misstatements in accounts receivable and its related provision for bad debts, deferred revenue and student deposits, and the related income tax impact as of, and for the three and nine months ended September 30, 2018.
The effect of the errors was determined to be material to the Company's condensed consolidated financial statements as of and for the periods ended September 30, 2018 (the “Restated Periods”). Errors related to the Full Tuition Grant program also existed for prior periods presented within this filing and are also restated, however, the effect was deemed immaterial by management. Prior period financial statements not presented herein will be restated for these immaterial adjustments in future filings.
Management has concluded that there were matters that constituted material weaknesses in our internal control over financial reporting resulting in the misstatement of our financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that these material weaknesses relate to 1) control design in the accounting of the student contracts for the Full Tuition Grant program whereby revenue was misstated due to allowances that had not been properly determined and contained computational errors; and 2) operating effectiveness of review controls in the determination of the accounting for nonrecurring transactions and new accounting standards. Specifically, our controls were not effective as management misapplied accounting guidance and did not arrive at the proper accounting conclusions, resulting in misstatement of restricted cash and other long-term assets as of September 30, 2018 related to a long-term letter of credit issued as collateral for the build-to-suit lease; and management incorrectly applied ASC 606 upon adoption on January 1, 2018 as it relates to the Full Tuition Grant Program, specifically the period of time for which to recognize revenue in 2018 related to Full Tuition Grant students that become inactive. Accordingly, management has determined that the Company's disclosure controls and procedures were not effective as of September 30, 2018.
Additionally, these control deficiencies did result in the misstatement of the condensed consolidated financial statements in the aforementioned accounts and disclosures and could result in other errors that would not be prevented or detected by internal controls. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

Management's Remediation Plan
We are committed to remediating the material weaknesses by implementing changes to our internal control over financial reporting. Our Principal Financial Officer is responsible for implementing changes and improvements in internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.
We plan to implement measures to remediate the underlying causes of the control deficiencies. We plan to achieve this primarily through the following:

•	improving the internal communication procedures between operations and accounting personnel;

•	enhancing our controls over the Full Tuition Grant accounting models, including more detailed steps to evaluate and revise critical assumptions and estimates to be more precise;

•	implementing enhanced analytical controls to compensate for the manual processes;

•	technical accounting training for key financial management; and

•	engaging external consultants, as needed, to provide support related to more complex applications of GAAP related to nonrecurring transactions and new accounting standards.
We believe these measures will remediate the underlying control deficiencies that gave rise to the material weaknesses. However, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine to take additional measures to address the control deficiencies.
Changes in Internal Control Over Financial Reporting
We continually assess the adequacy of our internal control over financial reporting and make improvements as deemed appropriate. With the exception of the material weaknesses discussed above, there were no changes in internal control over financial reporting, during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
This Quarterly Report on Form 10-Q has been amended by an Amendment No. 1 on Form 10-Q/A to reflect the restatement of our financial statements and the change in management’s conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of September 30, 2018. As discussed in Part I, Item 4. “Controls and Procedures,” we have concluded that there were matters that constituted material weaknesses in internal control over financial reporting. We have also restated our financial statements as discussed in Note 2 to the condensed consolidated financial statements.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The existence of this issue could adversely affect us, our reputation or investors' perceptions of us. We plan to take additional measures to remediate the underlying causes of the material weaknesses. However, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weaknesses, we may determine to implement further measures to address the control deficiencies. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight.
Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our measures may not prove to be successful in remediating the material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results. In addition, if we are unable to successfully remediate the material weaknesses in our internal controls or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.
If the proposed change in organizational structure is consummated, we will be subject to various risks and uncertainties, any of which could materially and adversely affect our business and operations, and our stock price.
As discussed above under Item 2. “Management’s Discussion and Analysis – Trends and uncertainties regarding revenue and continuing operations,” we are seeking approval of the Proposed Transaction. The consummation of the Proposed Transaction would be dependent upon several factors, including but not limited to, obtaining the necessary approvals, agreement between us and Ashford University on financial and other terms, and execution of definitive agreements. If the

Proposed Transaction is ultimately consummated, then many aspects of our operations would change. These changes include, but are not limited to, the following:
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
None.
Item 5.  Other Information.
None.

Item 6.  Exhibits.

Exhibit	Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.1	Office Lease dated August 15, 2018 with Ascend Northrop, LLC, related to the premises at 1811 E. Northrop Boulevard, Chandler, Arizona		X	10-Q	10.1	November 8, 2018
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew S. Clark, President and Chief Executive Officer, and Kevin Royal, Chief Financial Officer.
X
101
The following financial information from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2018, filed with the SEC on March 12, 2019, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2018 and 2017; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (vi) the Notes to Condensed Consolidated Financial Statements.
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEPOINT EDUCATION, INC.

March 12, 2019	/s/ KEVIN ROYAL
Kevin Royal Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)