Form 10-K
period 2018-12-31
Bridgepoint Education Inc
filed 2019-03-12
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s second fiscal quarter, was approximately $170.3 million, based on the closing price of the registrant’s common stock as reported on such date by the New York Stock Exchange. Shares of common stock held by officers, directors and holders of 5% or more of the outstanding common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 8, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 27,174,667, net of treasury shares.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

BRIDGEPOINT EDUCATION, INC.
FORM 10-K

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are contained principally in Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” but appear throughout this annual report. Such forward-looking statements may include, among others, statements regarding future events, the future financial and operating results of Bridgepoint Education, Inc. (the “Company,” “Bridgepoint,” “we,” “us” or “our”), strategies, expectations, the competitive environment, regulation and the availability of financial resources, including, without limitation, statements regarding:

•
Ashford University's (“Ashford”) ability to continue to operate as an accredited institution subject to the requirements of the State of California, Department of Consumer Affairs, Bureau for Private Postsecondary Education (the “BPPE”);

•
our ability to comply with the extensive and continually evolving regulatory framework applicable to us and our institution, including Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”), and its implementing regulations, the gainful employment rules and regulations, the “defense to repayment” regulations, state laws and regulatory requirements, and accrediting agency requirements;

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

•
the ability of Ashford to continue participating in the U.S. Department of Defense Tuition Assistance Program for active duty military personnel and to prevent any disruption of educational benefits to Ashford’s active duty military students;

•	initiatives focused on student success, retention and academic quality;

•	expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations;

•	expectations regarding capital expenditures;

•	our anticipated seasonal fluctuations in operational results;

•	management's goals and objectives; and

•	other similar matters that are not historical facts.
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
Forward-looking statements should not be interpreted as a guarantee of future performance or results and will not necessarily be accurate indications of the times at or by which such performance or results will be achieved. Forward-looking statements are based on information available at the time such statements are made and the current good faith beliefs, expectations and assumptions of management regarding future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause actual performance or results to differ materially from our expectations include, but are not limited to:

•	the inability of Ashford to comply with the additional reporting and disclosure obligations arising as a result of its operation as a BPPE-approved institution;

•	the imposition of fines or other corrective measures against our institution;

•	adverse regulatory changes affecting our industry;

•
our failure to comply with the extensive and continually evolving regulatory framework applicable to our industry, including Title IV of the Higher Education Act and its implementing regulations, the gainful employment rules and regulations, the “defense to repayment” regulations, state laws and regulatory requirements, and accrediting agency requirements;

•	our inability to continue to recruit and retain students;

•	our inability to continue to provide Tuition Assistance benefits to our active duty military students;

•	our inability to continue to provide GI Bill benefits to our veteran students;

•	competition in the postsecondary education market and its potential impact on our market share, recruiting costs and tuition rates;

•	reputational and other risks related to potential compliance audits, regulatory actions, negative publicity or service disruptions;

•	our inability to develop new programs or expand existing programs in a timely and cost-effective manner;

•	economic or other developments potentially impacting demand in our institution's core disciplines or the availability or cost of Title IV or other funding;

•	the preceding and other factors discussed in Item 1A, “Risk Factors,” and in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time; and

•	the factors set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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
In March 2005, we acquired Ashford University, whose mission is to provide high-quality, accessible, affordable, and innovative educational programs that meet the diverse needs of individuals pursuing advancement in their lives, professions, and communities. We believe Ashford University is helping to define the modern college experience by providing the flexibility and effectiveness of online learning. The institution offers associate's, bachelor's, master's and doctoral degree programs primarily online. Ashford University is comprised of five colleges: the Forbes School of Business and Technology™, the College of Education, the College of Health, Human Services and Science, the College of Liberal Arts and the College of Doctoral Studies. As of December 31, 2018, Ashford University had a total of 38,153 students enrolled.
Ashford University is committed to providing a high-quality educational experience to its students. Our institution's online delivery models, weekly start dates, commitment to affordability and transferability of credits make its programs highly attractive and accessible. Our institution's online platform has been designed to deliver a quality educational experience while offering the flexibility and convenience that many students require, particularly working adults. Ashford University has a comprehensive curriculum development process and employs qualified faculty members with significant academic and practitioner credentials. Ashford University conducts ongoing faculty and student assessment processes and provides a broad array of student services. We are also focused on providing innovative technologies to enhance the student experience and support faculty and student engagement.
Ashford University is accredited by WASC Senior College and University Commission (“WSCUC”). For additional information regarding accreditation, see “Regulation — Accreditation” below. Ashford University maintains a website at www.ashford.edu, the contents of which are not incorporated by reference into, or in any way a part of, this report.
Enrollment
The following table summarizes period-end enrollment as of each of the periods presented:

	December 31, 2018		December 31, 2017		December 31, 2016
Doctoral	729	1.9%	841	2.1%	836	1.9%
Master's	5,804	15.2%	5,655	13.9%	6,253	13.9%
Bachelor's	29,604	77.6%	32,153	78.9%	35,748	79.2%
Associate's	1,323	3.5%	1,263	3.1%	1,405	3.1%
Other*	693	1.8%	818	2.0%	845	1.9%
Total	38,153	100.0%	40,730	100.0%	45,087	100.0%
* Includes students who are taking one or more courses at our institution but have not declared that they are pursuing a specific degree.
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
As of December 31, 2018, approximately 71% of our institution's students were female, 55% identified themselves as minorities and the average age was 35. Ashford University has online students throughout the United States and students in 20 different countries.

Graduation
As of December 31, 2018, more than 120,000 students have graduated from our institution. The total number of credits required to obtain a degree for online programs varies based on the type of degree: an associate's degree requires a minimum of 64 credits; a bachelor's degree requires a minimum of 120 credits; a master's degree requires a minimum of 30 credits; and a doctoral degree requires a minimum of 59 credits.
Many students have previously completed some postsecondary education and have credits they would like to transfer to a new degree program. We believe students should receive credit for their prior work and Ashford University works closely with its accrediting agency to obtain the right to accept transfer credits.
Tuition and Fees
Ashford University generally structures the tuition and fees for programs to be below combined Title IV loan limits and average grant awards, affording students who do not otherwise have the financial means to pursue an education the opportunity to gain access to our institution's programs. We recognize that private loans are increasingly difficult to obtain, which can prevent academically qualified students from pursuing an education at institutions with higher tuition and fees. We believe that helping to remove the financial burden of obtaining incremental private loans while pursuing a postsecondary education not only permits more students to access our institution's programs, but also enables students to focus more on their coursework and program completion while in school.
The price of our institution's courses varies based upon the number of credits per course (with most courses representing three credits), the degree level of the program and the discipline. Refer to the academic catalog for the relative price per credit for undergraduate and graduate courses.
Revenue realized from tuition is reduced by the amount of scholarships awarded to students. For the years ended December 31, 2018, 2017 and 2016, we recorded $118.4 million, $103.6 million and $99.9 million, respectively, for institutional scholarships awarded to students.
Student Financing
Students finance their education at our institution through a combination of the various financing options described below.
Title IV programs
If a student attends any institution certified as Title IV eligible by the U.S. Department of Education (“Department”) and meets applicable student eligibility standards, that student may receive grants, loans, or both grants and loans to help fund their education under programs authorized by Title IV of the Higher Education Act (“Title IV”). An institution participating in federal student financial aid programs authorized by Title IV (“Title IV programs”) must ensure that all program funds are accounted for and disbursed properly. To continue receiving program funds, students must demonstrate satisfactory academic progress toward the completion of their program of study.
During the fiscal year ended December 31, 2018, Ashford University derived 78.6% of its cash revenues from Title IV program funds.
Federal Direct Loans
The William D. Ford Federal Direct Loan Program (the “Direct Loan Program”) consists of two types of loans: Stafford loans, which are either subsidized or unsubsidized, and PLUS loans, which are made available to graduate and professional students, as well as parents of dependent undergraduate students. For a Direct Subsidized Loan, the federal government pays the interest on the loan while the student is in school and during grace periods and any approved periods of deferment, until the student's obligation to repay the loan begins. Direct Unsubsidized Loans are not based on financial need and are available to students who do not qualify for a Direct Subsidized Loan, or in some cases, in addition to a Direct Subsidized Loan. Loan funds are paid to our institution, which in turn credits the student's account for tuition and fees and disburse any requested amounts in excess of tuition and fees to the student.
Under the Bipartisan Student Loan Certainty Act of 2013, interest rates will be established each year for Direct Subsidized Loans, Direct Unsubsidized Loans, and PLUS loans for which the first disbursement is on or after July 1 of that year through the following June 30. The interest rate, once established, will be fixed and apply for the life of the loan. With respect to loans for which the first disbursement was on or after July 1, 2018 but before July 1, 2019, the interest rates are (i)

5.1% for Direct Subsidized Loans and Direct Unsubsidized Loans for undergraduate students, (ii) 6.6% for Direct Unsubsidized Loans for graduate/professional students and (iii) 7.6% for Direct PLUS loans.
Federal Pell Grant Program
Under the Federal Pell Grant Program, the Department makes grants to undergraduate students who demonstrate financial need. Under the August 2008 reauthorization of the Higher Education Act, students were able to receive Pell Grant funds for attendance on a year-round basis, and could potentially receive more in a given year than the traditionally defined maximum annual amount. However, the U.S. Department of Defense and Full-Year Continuing Appropriations Act of 2011 permanently repealed the Pell Grant provision that provided an otherwise eligible student with more than one Pell Grant in an award year, effective with the 2011-2012 award year. Beginning with the 2012-2013 award year, a student's eligibility to receive a Pell Grant was reduced from 18 semesters (or its equivalent) to 12 semesters (or its equivalent). The funding for Labor, Health and Human Services, and Education appropriations is part of the Consolidated Appropriations Act, 2014, which is subject to change annually. The maximum funding amount for Pell Grant award year 2018-2019 increased to $6,095.
Non-Title IV funding sources
Other funding sources consist primarily of payments made in cash by individuals, private loans from third parties, reimbursement from corporate affiliates and government tuition assistance programs for military personnel, including veterans. During the fiscal year ended December 31, 2018, Ashford University derived 21.4% of its cash revenues from these other funding sources.
Financial aid processing
Our institution has dedicated staff that provide call center and transactional processing services for the online financial aid student populations, including services related to disbursement eligibility review and Title IV fund returns. We believe this improves student financing outcomes and enhances efforts to comply with Title IV rules and regulations.
Curricula and Scheduling
Ashford University is committed to providing their students with a rigorous and rewarding academic experience that gives them the knowledge and experience necessary to be contributors, educators and leaders in their chosen professions. Ashford University seeks to maintain a high level of quality in curriculum, faculty and student support services, all of which contribute to the overall student experience. The curricula are reviewed periodically to ensure that content is refined and updated as necessary. Ashford University provides extensive student support services, including academic, administrative and technology support, to help maximize the success of its students. Additionally, Ashford University monitors the success of the educational delivery processes through periodic faculty and student assessments. Ashford University believes their commitment to quality is evident in the satisfaction and demonstrated proficiency of their students, which is measured at the completion of every course.
As of December 31, 2018, Ashford University offered approximately 1,250 courses and approximately 80 degree programs. The degree programs are offered through Ashford University's five various colleges, the Forbes School of Business and Technology, the College of Education, the College of Health, Human Services and Science, the College of Liberal Arts, and the College of Doctoral Studies.
Ashford University's online courses are offered with weekly start dates throughout the year, except for two weeks total in late December and early January. Courses typically run five to six weeks and all courses are offered in an asynchronous format so students can complete their coursework as their schedule permits. Online students typically enroll in one course at a time. This focused approach to learning allows the student to engage fully in each course. Doctoral students are required to participate in periodic seminars and to compose and defend a dissertation on an approved topic.
Program Development
Ashford University designs its academic offerings to meet the needs of a broad cross-section of prospective students. In addition to adding programs in high-demand disciplines, Ashford University enhances its programs through the addition of specializations. Specialization areas are comprised of a select number of courses within an existing program that supplement that program's required courses. Specializations are used to create an offering that is tailored to the specific objectives of a student population and, therefore, is more attractive to potential students interested in a particular program. We believe the addition of specializations represents a cost-effective way to both expand our market and further enhance the differentiation of programs in that market. Ashford University is expanding its portfolio of master's and doctoral degree programs, consistent with our commitment to a quality academic offering, and to pursue increased graduate student enrollments because we believe graduate students represent an attractive segment of the market.

Ashford University seeks to offer programs in disciplines in which we believe there is strong demand for education and significant opportunity for employment. Ashford University's current program portfolio includes offerings at the associate's, bachelor's, master's and doctoral levels in the disciplines of business, education, psychology, social sciences and health sciences. Ashford University follows a defined process for identifying new degree program opportunities that incorporates student, faculty and market feedback, as well as macro trends in the relevant disciplines, in order to evaluate the expected level of demand for a new program prior to developing the content and marketing it to potential students.
Potential new programs and specializations are determined based on proposals submitted by faculty and staff and an assessment of overall market demand. Ashford University's faculty and academic leadership work in collaboration with our marketing team to research and select new programs that are expected to have strong demand and that can be developed at a reasonable cost. Programs are reviewed by the respective institution and must also receive approval through the normal governance process at the relevant institution. Once a program is selected for development, one or more subject matter experts are assigned to work with curriculum development staff to define measurable program-level student learning objectives. Each course in a program is designed to include learning activities that address the program objectives, foster student engagement and assess learning outcomes. All courses undergo extensive internal and external third-party quality assurance reviews before they are offered to students, and the new program is reviewed for approval through the appropriate governance processes. Following approval, an online program is conformed to the standards of our online learning management system and our marketing department creates a marketing plan for the program. In most cases, the time frame to identify, develop and internally approve a new program is approximately six months, not including the external regulatory approvals required before a program can be offered to students.
Comprehensive Assessment
Ashford University has developed and implemented a comprehensive assessment plan focused on student learning and effective instruction. The plan stipulates assessment of learning outcomes at the course, program and institutional levels. Learning outcomes are unique to each institution and demonstrate the skills that graduates should be able to demonstrate upon completion of their respective programs. With the assistance of our dedicated assessment team, our institution's faculty routinely evaluates and revises courses and learning resources based upon outcomes and institutional research data. Using direct and indirect measurements, student performance is assessed on an ongoing basis to help ensure student success.
We utilize Waypoint Outcomes, our proprietary assessment platform, which is an innovative, web-based assessment system of interactive rubrics, to gather data from specific learning activities. Data results from Waypoint Outcomes are shared with the student and are also accessible by the faculty and program administrators.
In addition to course and program assessments, faculty instructional performance is continuously assessed by institutional deans and instructional specialists and through the results of student surveys at the completion of each course. The results of all our assessment practices are reviewed by an assessment team, including faculty, and based on their conclusions, recommendations may be made to add to or modify programs.
Branding and Marketing
We have invested significant resources in developing processes and implementing technologies that allow us to effectively identify, recruit and retain qualified students. We develop and participate in various marketing activities to generate leads for prospective students and to build the Bridgepoint Education and Ashford University brands.
For Ashford University's online student population, we align ourselves with working adults, many of whom have already completed some postsecondary courses and are seeking an accessible, affordable education from a quality institution. The admissions policies that require a minimum age for online students at Ashford University are focused on attracting students with a greater commitment to completing their degrees.
The Ashford University branding campaigns utilize digital channels to communicate their message, and leads are generated from online sources. We also purchase keywords from search providers to generate online leads directly, rather than acquiring them solely through aggregators. Additionally, we have a team internally who focuses on generating online leads through search engine optimization techniques.
Recruiting and Admissions
Our institution employs teams who facilitate all aspects of enrollment and integration of a prospective student into a program of study. These teams consist of enrollment service advisors, financial services advisors and academic advisors. This structure promotes internal accountability among employees involved in identifying, recruiting, enrolling and retaining new students.

Prospective student leads are managed through a customer relations management (“CRM”) system, which directs a lead for a prospective student to a recruiting team and assigns an enrollment service advisor within that team to serve as the primary liaison for that prospective student. Once contact with a prospective student is established, the enrollment service advisor, along with the academic and financial services advisors, begins an assessment process to determine if our institution's program offerings match the student's needs and objectives. Additionally, enrollment service advisors communicate other criteria, including expected duration and cost of the program, to the prospective student.
The enrollment service advisors go through a comprehensive training program that addresses our institution's academic offerings, financial aid options and the regulatory environment in which we operate, including the restrictions imposed by regulations on the admissions process. We place significant emphasis on regulatory requirements and demand an environment of strict compliance.
Our institution has a presence in both military and corporate channels. Our military and academic outreach teams work with military education services officers, as well as with the military students we serve, to demonstrate the quality, impact and value that our institution's programs provide to individuals in the organizations. We believe our institution's educational offerings are attractive to potential students in the military. Military students may frequently change locations or seek to complete a program intermittently over the course of several years. In the corporate channel, we have the Education Partnerships program. These corporate partnership programs provide companies with the opportunity to allow their employees to pursue and complete a college degree without incurring any student debt. We believe employers value our institution's affordability, which allows employer tuition reimbursements to be used more efficiently.
The admissions process is designed to offer access to prospective students who seek the benefits of a postsecondary education. Ashford University undergraduate students may qualify in various ways, including by having a high school diploma or a General Educational Development equivalent. Graduate level students at Ashford University are required to have an undergraduate degree from an accredited college and may be required to have a minimum grade point average or meet other criteria to qualify for admission to certain programs. Doctoral students are required to have a Master’s degree from a regionally or approved nationally accredited institution with a graduate-level cumulative GPA of 3.0 or higher, or an earned Doctoral degree from a regionally or approved nationally accredited institution.
Retention
Once a student enrolls in an online program, the institution provides consistent, ongoing support to assist the student in acclimating to the online environment and to address challenges that arise in order to increase the likelihood that the student will persist through graduation.
Providing a superior learning experience to every student is a key component in retaining students at our institution. We believe that our team-based approach to recruitment and the robust student services we provide enhance retention because of each student's interaction with his or her team and the accountability inherent in the team structure. We also incorporate a systematic approach to contacting students at key milestones during their experience at our institution, providing encouragement and highlighting their progress. There are frequent personal interactions between academic advisors and students, which we view as a key component to our retention strategy. Ashford University has a retention committee that monitors performance metrics and other key data to analyze student retention rates, as well as the causes of and potential risks for student drops. In addition, our dispute resolution department serves as a neutral third-party for students to raise any concerns or complaints. Such concerns and complaints are then elevated to the appropriate department.
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

Technology
We have created a scalable technology system that we believe is secure, reliable and redundant, and permits our institution's courses and support services to be offered online.
Online course delivery and management
Ashford University utilizes the Canvas learning management system provided by Instructure, Inc. (“Instructure”), a third-party software and services provider. Canvas is a software-as-a-service (“SaaS”) platform that enables us to develop and deliver the latest in engaging online learning experiences. As a native cloud platform, Canvas software and data are hosted by Amazon Web Services, providing for a fast, secure and readily scalable experience for our institution's students and faculty. Additionally, students and faculty will have greater flexibility to learn and teach from anywhere, anytime and on any iOS or Android device.
Internal administration
Ashford University utilizes a CRM application from Campus Management Corp. for lead management, workflow, analytics, reporting and a complete view of our students. This tool enables Ashford University to view the entire student history from the lead to graduation, individually or in cohorts, and to respond appropriately. Additionally, Ashford University utilizes online application portals to accept, integrate and process student applications.
Ashford University utilizes CampusVue, a student information system provided by Campus Management Corp., to manage student data (including grades, attendance, status and financial aid) and to generate periodic management reports. This system interfaces with our online learning management system.
Innovation and new technologies
Central to our ideal of enabling learning anytime, anywhere, is the commitment to providing learning platforms and resources that make accessible learning a reality. These innovations include Constellation, our proprietary learning platform, Waypoint Outcomes, our proprietary assessment software, and our mobile application technology.
Constellation
Constellation is an innovative suite of interactive educational materials that increases the educational quality for online students at Ashford University. Constellation is our proprietary learning platform that takes the best features of traditional textbooks and combines them with the best features of the Internet to create a premium student experience. We developed Constellation as an alternative to third-party textbooks with digital course materials. Constellation gives students access to their digital course materials across platforms without sacrificing time-tested studying tools like highlighting and note taking. Constellation includes customized content geared to our institution's courses and students, combined with a robust set of features that make course materials engaging and accessible to students of various learning styles and abilities. Constellation is cloud-based and is compatible across operating systems, browsers and mobile technologies, including web-enabled smartphones and tablet devices. We have developed Constellation-enabled courses primarily in core classes to attempt to reach as many students as possible.
The Constellation team includes editors with extensive experience at leading textbook publishing firms. Highly qualified subject matter experts are recruited to author content that addresses course and institutional outcomes. Constellation digital texts are organized around our institution's accelerated courses.
Waypoint Outcomes
Waypoint Outcomes provides learning and assessment software to our institution. The software combines classic rubric grading scales with easy, efficient technology to help educators teach writing, critical thinking and cognitive skills. Its sophisticated grading palette frees teachers to focus on meaningful, personalized feedback for students by automating repetitive tasks.
Mobile application technology
Our institution offers mobile applications compatible with most web-enabled smartphones and tablet devices in order to increase the accessibility of the student learning experience. The applications enable students to use their mobile device to contact support staff, complete discussion posts and review important information regarding their academic status. We have received positive feedback from students indicating that these mobile applications further their learning experience, and we have incorporated feedback received into the periodic updates to these mobile applications.

Employees
As of December 31, 2018, Ashford University had approximately 200 full-time faculty roles, including programs chairs, as well as approximately 2,620 active adjunct faculty. Adjunct faculty members are part-time employees engaged on a course-by-course basis and are compensated based upon a fixed amount per course, which varies among faculty members based on each individual's experience and background. In addition to teaching assignments, adjunct faculty members may also be asked to serve on student committees, such as comprehensive examination and dissertation committees, or assist with course development.
As of December 31, 2018, the Company and its institution also employed approximately 1,970 combined non-faculty staff in the areas of university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us.
Competition
The postsecondary education market is highly fragmented and competitive, with no private or public institution representing a significant market share. Our institution competes primarily with public and private degree-granting regionally accredited colleges and universities. Many colleges and universities enroll working adults, in addition to traditional 18 to 24-year-old students. Many of those colleges and universities offer a variety of distance education and online initiatives.
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
Intellectual Property
We rely on a combination of copyrights, trademarks, service marks, patents, trade secrets, domain names and agreements with employees and third parties to protect our intellectual property rights. We have trademark and service mark registrations and pending applications for additional registrations in the United States and select foreign jurisdictions. We also own the domain name rights for our institution, as well as other words and phrases important to our business. In addition, we have applied for domestic and international patents for certain technology developed by us. We also have registered copyrights for exemplary business course materials. In many instances, our institution's course content is produced by faculty and other content experts under work-for-hire agreements pursuant to which we own the course content in return for a fixed development fee. In certain limited cases, course content is licensed from third parties on a royalty fee basis.
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
Proposed Changes in the Structure of our Operations
We plan to undertake a conversion transaction pursuant to which Ashford University will separate from the Company through a series of conversion and merger transactions ultimately resulting in Ashford University being owned and operated by AU NFP, a California nonprofit public benefit corporation that was formed for the purpose of the conversion transaction and is independent of the Company. Following the proposed conversion and separation of Ashford University, we plan to operate as an education technology services provider that would provide certain services to AU NFP, and potentially, in the future, to other customers. The services to AU NFP would be provided pursuant to services agreements with the Company. The transactions described above are collectively hereinafter referred to as the “Proposed Transaction.”

We are continuing to finalize the terms of the Proposed Transaction with Ashford University and review various federal, state and other regulatory requirements and approvals that could impact the viability and timing of the Proposed Transaction. The Company and the boards of trustees of Ashford University and AU NFP are taking steps to protect Ashford University's and AU NFP’s independence in considering the conversion transaction in order to enable Ashford University and AU NFP to act in the best interests of Ashford University and its students. Neither the Company nor Ashford University are bound to move forward with the Proposed Transaction at this time.
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

REGULATION
Ashford University is an accredited institution of higher education that is subject to extensive regulation by a variety of agencies, including WSCUC, the agency that accredits Ashford University. Accrediting agencies provide an independent assessment of educational quality. Our institution is also subject to regulation by educational licensing authorities in states where our institution is physically located or conducts certain operations. We are also subject to regulation by the Department due to our participation in Title IV programs. To participate in Title IV programs, a school must maintain authorization by the state education agency or agencies where it is physically located, be accredited by an accrediting agency recognized by the Department and be certified by the Department as an eligible institution. Institutions that participate in Title IV programs are subject to an extensive set of laws and regulations. The laws, regulations and standards of WSCUC, the Department and state agencies affect the vast majority of our institution's operations.
Accreditation
Prior to being institutionally accredited by WSCUC in July 2013, Ashford University had been accredited by HLC since 1950. WSCUC is one of seven regional accrediting agencies that accredits colleges and universities in the United States. Most traditional, public and private non-profit, degree-granting colleges and universities are accredited by one of these seven agencies.
Accreditation by WSCUC is recognized by the Department and by prospective students as a reliable indicator of educational quality. Accreditation is a private, non-governmental process for evaluating the quality of an educational institution and its programs and an institution's effectiveness in carrying out its mission in areas including integrity, student performance, curriculum, educational effectiveness, faculty, physical resources, administrative capability and resources, financial stability and governance. To be recognized by the Department, an accrediting agency, among other things, must adopt specific standards to be maintained by educational institutions, conduct peer-review evaluations of institution's compliance with those standards, monitor compliance through periodic institutional reporting and the periodic renewal process and publicly designate those institutions that meet the agency's criteria. An accredited institution is subject to periodic review by its accrediting agency to determine whether it continues to meet the performance, integrity, quality and other standards required for accreditation. An institution that is determined not to meet the standards of accreditation may have its accreditation revoked or not renewed.
Accreditation is important to our institution as it establishes comprehensive criteria designed to promote educational quality and effectiveness. Accreditation also represents a public acknowledgment by a recognized independent agency of the quality and effectiveness of our institution and its programs. It also facilitates the transferability of educational credits when students transfer to or apply for graduate school at other regionally accredited colleges and universities. The Department relies on accreditation as an indicator of educational quality and effectiveness in determining an institution's eligibility to participate in Title IV programs, as do certain corporate and government sponsors in connection with tuition reimbursement and other student aid programs.
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
Licensure by California BPPE
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. Ashford University is approved by the California BPPE to operate as an accredited institution. As a result, the university is subject to laws and regulations applicable to private, postsecondary educational institutions located in California, including reporting requirements related to graduation, employment and licensing data, certain changes of ownership and control, faculty and programs, and student refund policies. Ashford University also remains subject to other state and federal student employment data reporting and disclosure requirements.
Negotiated Rulemaking and Other Executive Action
On July 31, 2018, the Department published a notice in the Federal Register announcing their intention to establish a negotiated rulemaking committee to prepare proposed regulations for the Federal Student Aid programs authorized under title IV of the Higher Education Act of 1965, as amended. In September 2018, interested parties commented at three public hearings on the topics suggested by the Department in the notice, and suggested additional topics for consideration for action by the negotiated rulemaking committee. The Negotiated Rulemaking Committee and Subcommittees will meet January through March of 2019 in an attempt to reach consensus on these topics.
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
For additional information regarding negotiated rulemaking, see also “Gainful employment” and “Defense to Repayment” sections below.
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
Department Regulation of Title IV Programs
To be eligible to participate in Title IV programs, an institution must comply with the Higher Education Act and the regulations thereunder that are administered by the Department. Among other things, the law and regulations require that an institution (i) be licensed or authorized to offer its educational programs by the states in which it is physically located, (ii) maintain institutional accreditation by an accrediting agency recognized for such purposes by the Department and (iii) be certified to participate in Title IV programs by the Department. Our institution's participation in Title IV programs allows for extensive oversight and review pursuant to regulations promulgated by the Department. Those regulations are subject to revision and amendment from time to time by the Department. The Department's interpretation of its regulations likewise is subject to change. As a result, it is difficult to predict how Title IV program requirements will be applied in all circumstances.
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
The 90/10 rule
Under the Higher Education Act, a proprietary institution loses eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues from Title IV program funds for two consecutive fiscal years, as calculated in accordance with Department regulations. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single fiscal year is placed on provisional certification and may be subject to other enforcement measures. In September 2016, the Department issued new audit standards, for financial statement audits of proprietary institutions for fiscal years ending June 30, 2017 or later, which include a requirement that institutions must determine Title IV and non-Title IV revenue on a student by student basis. Based on this calculation, during the fiscal year ended December 31, 2018 and 2017, Ashford University derived 78.6% and 80.8%, respectively, of its respective cash revenues from Title IV program funds.
Revenue derived from government tuition assistance for military personnel, including veterans, is not considered federal student aid for purposes of calculations under the 90/10 rule, and accordingly helps our institution satisfy the 90/10 rule. As of December 31, 2018, approximately 26.7% of our institution's students were affiliated with the military, some of whom are eligible to receive government tuition assistance that may be used to pursue postsecondary degrees.
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
The most recent official three-year cohort default rates for Ashford University for the 2015, 2014 and 2013 federal fiscal years were 13.5%, 14.9% and 14.5%, respectively. The draft three-year cohort default rate for Ashford University for the 2016 federal fiscal year was 13.7%.
Financial responsibility
The Higher Education Act and Department regulations establish standards of financial responsibility that an institution must satisfy in order to participate in Title IV programs. The Department evaluates compliance with these standards annually upon receipt of an institution's annual audited financial statements and when an institution applies to the Department to reestablish its eligibility to participate in Title IV programs following a change in ownership. One financial responsibility standard is based on the institution's composite score, which is derived from a formula established by the Department. The composite score is a number between negative 1.0 and positive 3.0. It must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department financial oversight. In addition to having an acceptable composite score, an institution must, among other things, meet all its financial obligations (including required refunds to students and any Title IV liabilities and debts), be current in its debt payments and not receive an adverse, qualified or disclaimed opinion by its accountants in its audited financial statements.
For the prior fiscal year ended December 31, 2017, the consolidated composite score calculated was 2.3, satisfying the composite score requirement of the Department's financial responsibility test. For the year ended December 31, 2018, we expect the consolidated composite score to be 2.2. However, the consolidated calculation is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2018. Additionally, for the year ended December 31, 2018, the composite score at our institution is higher than the consolidated score.

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
The Department is currently conducting a program review to assess Ashford University's administration of the Title IV programs in which it participates. For additional information regarding the program review, see “Compliance reviews, audits and reports — Department of Education Open Program Review of Ashford University” below. For additional information regarding substantial misrepresentation, see “Defense to Repayment” below.
Return of Title IV funds for students who withdraw
If a student who has received Title IV funds withdraws, the institution must determine the amount of Title IV program funds the student has earned pursuant to applicable regulations. If the student withdraws during the first 60% of any payment period (which, for our undergraduate online students, is typically a 20-week term consisting of four five-week courses), the amount of Title IV funds that the student has earned is equal to a pro rata portion of the funds the student received or for which the student would otherwise be eligible for the payment period. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV funds received. If the student has not earned all the Title IV funds disbursed, the institution must return the unearned funds to the appropriate lender or the Department in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If an institution's annual financial aid compliance audit in either of its two most recently completed fiscal years determines that 5% or more of such returns were not timely made, the institution may be required to submit a letter of credit in favor of the Department equal to 25% of the amount of unearned Title IV funds the institution was required to return for its most recently completed fiscal year. For the fiscal year ended December 31, 2018, our institution did not exceed the 5% threshold for late refunds sampled.
Gainful employment
In October 2014, the Department published gainful employment regulations impacting programs required to prepare graduates for gainful employment in a recognized occupation. Almost all academic programs offered by Title IV-participating private sector institutions of higher education must prepare students for gainful employment in a recognized occupation. The gainful employment regulations became effective July 1, 2015, with certain institutional disclosure requirements effective early 2017. The gainful employment regulations have a framework with three components:

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
In October 2016, Ashford received draft debt-to-earnings rates and certain underlying data from the Department for the first gainful employment measurement year. In January 2017, we received our institution's final debt-to-earnings rates for the first gainful employment measurement year. Based on the final rates, none of our programs were determined to fail. Two of our current programs, including the Associate of Arts in Early Childhood Education and the Bachelor of Arts in Early Childhood Education/Administration, were determined to be in the zone. At December 31, 2018, approximately 3.3% of our institution's students were enrolled in the Associate of Arts in Early Childhood Education and approximately 8.9% of our institution's students were enrolled in the Bachelor of Arts in Early Childhood Education/Administration. During the year ended December 31, 2018, we derived revenue of approximately $14.3 million from the Associate of Arts in Early Childhood Education and approximately $39.7 million from the Bachelor of Arts in Early Childhood Education/Administration.
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
On June 15, 2017, the Department announced its intention to conduct additional negotiated rulemaking on certain issues related to gainful employment. Because the negotiated rulemaking committee did not reach consensus, the Department planned to publish a proposed regulation through a NPRM, take public comment, and issue final regulations by November 1, 2018, with the final regulations effective July 1, 2019. This did not occur.
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
On March 16, 2018, the Department announced it would release a new draft gainful employment completers list in late spring. On April 27, 2018, the Department announced that it would send institutions their completers list on April 30, 2018. Schools had until June 13, 2018 to review, correct, and submit the lists back to the Department and our institution timely submitted. The Department has not announced when schools can expect the next round of draft debt-to-earnings rates.
On June 18, 2018, the Department announced it will allow additional time, until July 1, 2019, for institutions to comply with the requirements of the gainful employment regulations in 34 CFR 668.412 (d) and (e) that include the disclosure template, or a link thereto, in their gainful employment program promotional materials; and directly distribute the disclosure template to prospective students. Because the Department intends to develop proposed regulations that would replace the gainful employment regulations, and as part of that rulemaking process, the Department continues to evaluate the efficacy of these disclosures to students and the implementation of these requirements. Institutions must continue to comply with the requirements in 34 CFR 668.412(a), (b), and (c) to post disclosures on their gainful employment program web pages using the approved disclosure template provided by the Department. The deadline for these actions was April 6, 2018 and, as discussed above, our institution complied with this requirement.
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
We continue to review the information provided by the Department to understand the potential impact of the gainful employment regulations on our programs. We also continue to evaluate options related to new programs or adjustments to current programs that could help mitigate the potential adverse consequences of the regulations. We will also continue to monitor changes to the existing regulations.
Defense to repayment
On June 18, 2015, the Department announced processes that would be established to assist students in gaining relief under the “defense to repayment” provisions of the Direct Loan Program regulations. The defense to repayment provisions then in effect allowed a student to assert as a defense against repayment of federal direct loans any commission of fraud or other violation of applicable state law by the school related to such loans or the educational services for which the loans were provided.
On June 16, 2016, the Department published proposed regulations regarding borrower defense to repayment and related matters, and on October 28, 2016, the Department published its final regulations with an effective date of July 1, 2017.
On June 14, 2017, the Department announced a postponement of the 2016 defense to repayment regulations and its intention to resubmit the regulations through the negotiated rulemaking process. The Department announced an additional postponement on October 24, 2017. On February 14, 2018, the Department announced that it was postponing the effective date of this rule until July 1, 2019 so that it could complete the negotiated rulemaking process and develop the new regulations. Because the negotiated rulemaking committee did not reach consensus, the Department published a proposed regulation through an NPRM, took public comment, and planned to issue final regulations by November 1, 2018, effective July 1, 2019. This did not occur.
In September and October of 2018, the U.S. District Court for the District of Columbia issued a series of orders and opinions holding these procedural delays by the Department to be improper. The Court reinstated the 2016 repayment regulations as of October 16, 2018.
The 2016 regulations allow a borrower to assert a defense to repayment on the basis of a substantial misrepresentation, any other misrepresentation in cases where certain other factors are present, a breach of contract or a favorable nondefault contested judgment against a school for its act or omission relating to the making of the borrower’s loan or the provision of educational services for which the loan was provided. In addition, the financial responsibility standards contained in the new regulations establish the conditions or events that trigger the requirement for an institution to provide the Department with financial protection in the form of a letter of credit or other security against potential institutional liabilities. Triggering conditions or events include, among others, certain state, federal or accrediting agency actions or investigations, and in the case of publicly traded companies, receipt of certain warnings from the SEC or the applicable stock exchange, or the failure to timely file a required annual or quarterly report with the SEC. The new regulations also prohibit schools from requiring that students agree to settle future disputes through arbitration.
We will continue to monitor guidance on or changes to the existing regulations.
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
Compliance reviews, audits and reports
Our institution is subject to reviews in connection with periodic renewals of certification to participate in Title IV programs, as well as announced and unannounced compliance reviews and audits by various external agencies, including the Department and the Office of Inspector General (“OIG”). The Department periodically reviews institutions participating in Title IV programs for compliance with applicable laws and regulations. The OIG is responsible for promoting the efficiency, effectiveness and integrity of the Department's programs and operations, including through the performance of general audits of institutions' administration of federal funds and investigations of fraud, abuse or other wrongdoing by institutions.
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
Department of Education Open Program Review of Ashford University
On July 7, 2016, Ashford University was notified by the Department that an off-site program review had been scheduled to assess Ashford University’s administration of the Title IV programs in which it participates. The off-site program review commenced on July 25, 2016 and covered students identified in the 2009-2012 calendar year data previously provided by Ashford University to the Department in response to a request for information received from the Multi-Regional and Foreign School Participation Division of the Department’s Office of Federal Student Aid (the “FSA”) on December 10, 2015, but may be expanded if the Department deems such expansion appropriate.
On December 9, 2016, the Department informed Ashford University that it intended to continue the program review on-site at Ashford. The on-site program review commenced on January 23, 2017 and initially covered the 2015-2016 and 2016-2017 award years, but may be expanded if the Department deems such an expansion appropriate. To date, we have not received a draft report from the Department.
GI Bill Benefits
On May 20, 2016, the Company received a letter from the Iowa Department of Education (“Iowa DOE”) indicating that, as a result of the planned closure of the Clinton Campus, the Iowa State Approving Agency (“ISAA”) would no longer continue to approve Ashford University’s programs for GI Bill benefits after June 30, 2016, and recommending Ashford University seek approval through the State Approving Agency of jurisdiction for any location that meets the definition of a “main campus” or “branch campus.” Ashford University began the process of applying for approval through the State Approving Agency in California (“CSAAVE”), and the Company subsequently disclosed that on June 20, 2016 it received a second letter from the Iowa DOE indicating that the Iowa DOE had issued a stay of the ISAA’s withdrawal of approval of Ashford University’s programs for GI Bill benefits effective immediately until the earlier of (i) 90 days from June 20, 2016 or (ii) the date on which CSAAVE completed its review and issued a decision regarding the approval of Ashford University in California. Ashford University received communication from CSAAVE indicating that additional information and documentation would be required before Ashford University’s application could be considered for CSAAVE approval. Ashford University subsequently withdrew the CSAAVE application and continued working with the U.S. Department of Veterans Affairs (“VA”), the Iowa DOE and the ISAA to obtain continued approval of Ashford University’s programs for GI Bill benefits and to prevent any disruption of educational benefits to Ashford University's veteran students.

On September 15, 2016, in response to a Petition for Declaratory and Injunctive Relief (“Petition”) filed by Ashford University, the Iowa District Court for Polk County entered a written order (“Order”) staying the Iowa DOE’s announced intention to withdraw the approval of Ashford University as a GI Bill eligible institution until the entry of a final and appealable order and judgment in the action. On June 23, 2017, the Iowa District Court held a hearing on Ashford University’s Petition and on July 17, 2017, the Court ruled in favor of the Iowa DOE and denied the petition. Ashford University filed a motion for reconsideration of this ruling, which was denied on August 17, 2017. On August 23, 2017, Ashford University filed a Petition to Vacate or Modify the Iowa District Court’s July 17, 2017 ruling, based on material evidence, newly discovered, which could not with reasonable diligence have been previously discovered by Ashford University (“First Petition to Vacate”). On September 18, 2017, Ashford University appealed, inter alia, the July 17, 2017 ruling to the Iowa Supreme Court and posted an appeal bond, which stayed this matter pending resolution of Ashford University’s appeal. As a result, Ashford University’s approval was not withdrawn, and Ashford University’s programs remain approved for GI Bill purposes. The Assistant Attorney General handling this matter on behalf of the Iowa DOE also advised Ashford University that the Iowa DOE would take no action pending the post-ruling motions and appeal. On October 12, 2017, Judge Eliza Ovrom, the Iowa District Court Judge who issued the July 17, 2017 ruling, filed a Disclosure Statement revealing family ties to the Iowa Attorney General’s Office. Following motions by Ashford University for her recusal, Judge Ovrom recused herself from all further proceedings. On October 24, 2017, Ashford University filed with the Iowa Supreme Court a Petition to Vacate or, in the Alternative, for Limited Remand (“Second Petition to Vacate”), in which Ashford University argued that the July 17, 2017 ruling and all other material orders entered by Judge Ovrom should be vacated due to her previously undisclosed conflict of interest. On January 8, 2018, the Iowa Supreme Court remanded the Second Petition to Vacate to the District Court, where all proceedings in this matter were consolidated before Judge Michael Huppert. On April 26, 2018, Judge Huppert granted the Second Petition to Vacate and vacated all material rulings by Judge Ovrom, including the July 17, 2017 ruling, thus on June 21, 2018, the Iowa Supreme Court issued a Procedendo stating that the appeal was concluded. Judge Huppert’s decision mooted the First Petition to Vacate and Ashford University’s appeal of, inter alia, the July 17, 2017 ruling. The case is now proceeding on the merits de novo before a new judge.
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
On November 17, 2017, Ashford University filed a petition for review in the United States Court of Appeals for the Federal Circuit challenging the VA’s actions. In response to that petition, the VA agreed to stay the actions with respect to the suspension and reenrollment it had announced on November 9, 2017 through the entry of judgment in the Federal Circuit case, on the condition that Ashford University request and submit an application for approval to CSAAVE on or before January 8, 2018. Ashford University submitted an application to CSAAVE for approval on January 5, 2018. On February 21, 2018, CSAAVE provided notice of its intention not to act on Ashford University’s initial application for approval for the training of veterans and other eligible persons. The notice directed Ashford University to request approval of its application by the VA. Ashford University continues to work in good faith with the VA while its petition for review remains pending with the Federal Circuit. In keeping with this commitment, Ashford University agreed, at the VA’s request, to submit another application to CSAAVE. Ashford University filed that additional application on November 19, 2018. On December 14, 2018, however, CSAAVE again informed Ashford University that it did not intend to act on Ashford University’s application, and again indicated that Ashford University could request approval of its application directly from the VA.
On January 29, 2019, Ashford University filed its opening brief with the Court of Appeals for the Federal Circuit. Under the briefing schedule established by the Court, VA’s opposition brief is currently due on April 1, 2019, and Ashford University’s reply is currently due on April 22, 2019.
Adding teaching locations and implementing new educational programs
The requirements and standards of accrediting agencies, state education agencies and the Department limit our institution's ability in certain instances to establish additional teaching locations or implement new educational programs. WSCUC and state education agencies that may authorize or accredit our institution or its programs, generally require institutions to notify them in advance of adding certain new locations or implementing certain new programs, and may undertake a review of the quality of the facility or the program and the financial, academic and other qualifications of the institution. In addition, if an institution participating in Title IV programs plans to add a new location or educational program, the institution must apply under certain circumstances to the Department to have the new location or educational program designated as within the scope of the institution's Title IV eligibility.

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
Change in ownership resulting in a change of control
The Department and most state and accrediting agencies require institutions of higher education to report or obtain approval of certain changes of control and changes in other aspects of institutional organization or operations. Transactions or events that constitute a change of control may include significant acquisitions or dispositions of an institution's common stock and significant changes in the composition of an institution's governing board. The types of thresholds for such reporting and approval vary among the states and among accrediting agencies. The Department regulations provide that a change of control occurs for a publicly traded corporation if either (i) a person acquires such ownership and control of the corporation so that the corporation is required to file a Current Report on Form 8-K with the SEC disclosing a change of control or (ii) the corporation's largest stockholder who owns at least 25% of the total outstanding voting stock of the corporation, ceases to own at least 25% of such stock or ceases to be the largest stockholder owning at least 25% of the total stock. A significant purchase or disposition of our voting stock could be determined by the Department to be a change of control under this standard. In such event, the regulatory procedures applicable to a change in ownership and control would have to be followed in connection with the transaction. Similarly, if such a disposition were deemed a change of control by the applicable accreditor or state educational licensing agency, any required regulatory notifications and approvals would have to be made or obtained.
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
State authorization
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. An institution is legally authorized by a state if, among other things, it meets one of the following sets of requirements:

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
The regulations also provide that if an institution is offering postsecondary education through distance or correspondence education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements to legally offer postsecondary distance or correspondence education to students in that state. Additionally, upon request by the Department, an institution must be able to document that it has the applicable state approval. For additional information, see “— State Education Licensure and Regulation” below.
State Education Licensure and Regulation
California, Arizona, Iowa and Colorado
The Higher Education Act requires Ashford University to be legally authorized in the states in which it is physically located to participate in Title IV programs, and Department regulations impose Title IV program requirements for an institution to be considered legally authorized by a state.
Ashford University has designated its San Diego, California facilities as its main campus for Title IV purposes. Ashford University timely submitted to California BPPE an application to renew its approval to operate as an accredited institution on May 7, 2018. Ashford University remains authorized in the state of California by California BPPE while the renewal application is pending review and approval. For additional information, see “Regulation - Licensure by California BPPE” above. Ashford University also has physical locations in Arizona, Colorado and Iowa. Ashford University is authorized to operate an administrative center in Arizona by the Arizona State Board for Private Postsecondary Education (“State Board”) until June 30, 2019. To maintain its Arizona authorization, the university must comply with applicable requirements under Arizona statutes and rules. Ashford University is authorized to operate as a place of business in Colorado by the Colorado Commission on Higher Education. To maintain its Colorado authorization, the university must comply with applicable requirements under Colorado statutes and rules. Ashford is registered as a postsecondary school in Iowa by the Iowa College Student Aid Commission (“ICSAC”) until November 20, 2019. To maintain its Iowa registration, Ashford must comply with applicable requirements under Iowa statutes and rules.
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

Item 1A. Risk Factors.
Investing in our common stock involves risk. Before making an investment in our common stock, you should carefully consider the risk factors set forth below, as well as the other information contained in this Annual Report on Form 10-K, including our annual consolidated financial statements and the information set forth in Part I, Item 1, “Business” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The risks described below are those which we believe are the material risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may impact our business operations. Any of the risks described below could materially adversely affect our business, prospects, financial condition, cash flows and results of operations. In these circumstances, the trading price of our common stock could decline and you could lose all or part of your investment.
Risks Related to Material Weaknesses in Internal Control Over Financial Reporting
We have identified material weaknesses in our internal control over financial reporting which resulted in the restatement of previously issued financial statements. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results, which could adversely affect our stock price and result in an inability to maintain compliance with applicable stock exchange listing requirements.
We have concluded that there were matters that constituted material weaknesses in our internal control over financial reporting. Accordingly, management has determined that the Company's disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2018. See “Part II, Item 9A. Controls and Procedures” for further information. As a result of the material weaknesses, the Company restated its condensed consolidated financial statements as of and for the period ended September 30, 2018 by filing an Amendment No.1 on Form 10-Q/A.
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
Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our measures may not prove to be successful in remediating the material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results. In addition, if we are unable to successfully remediate the material weaknesses in our internal controls or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected, and we may be unable to maintain compliance with applicable stock exchange listing requirements.
Risks Related to the Extensive Regulation of Our Business
If our institution fails to comply with applicable regulatory requirements, they could face monetary liabilities or penalties, operational restrictions, or loss of eligibility to participate in Title IV programs from which we derive most of our revenue.
To participate in Title IV programs, an institution must be (i) legally authorized to operate in the state in which it is physically located, (ii) accredited by an accrediting agency recognized by the Department as a reliable indicator of educational quality and (iii) certified as an eligible institution by the Department. As a result, we are subject to extensive regulation by the Department, WSCUC (our institution's accrediting agency), and state education agencies. These regulatory requirements cover many aspects of our operations. They also restrict our ability to acquire or open new schools, add new educational programs, expand existing educational programs, change our corporate structure or ownership, and make other substantive changes to our business. Given that the Department, WSCUC and state education agencies periodically revise their requirements and modify their interpretations of existing requirements, we cannot reliably predict how these regulatory requirements will be applied or whether we will be able to comply with all the requirements. If our institution fails to comply with these regulatory requirements, the Department could impose sanctions on that institution, including monetary liabilities or penalties, operational restrictions, or loss of eligibility to participate in Title IV programs from which we derive most of our revenue. For additional information, see “Regulation — Department Regulation of Title IV Programs — Potential sanctions for noncompliance with

Title IV regulations” in Part I, Item 1, “Business.” If our institution were to lose eligibility to participate in Title IV programs or were to have such participation substantially curtailed, enrollments and our revenues, financial condition, cash flows and results of operations would be materially and adversely affected.
Our institution must periodically seek recertification to participate in Title IV programs and may, in certain circumstances, be subject to review or other action by the Department in connection with such recertification.
An institution must periodically seek recertification from the Department to continue to participate in Title IV programs and may, in certain circumstances, be subject to review or other action by the Department in connection with such recertification. The Department may review an institution's continued certification to participate in Title IV programs in the event of a change of control, and may take emergency action to suspend an institution's certification without advance notice if it determines the institution is violating Title IV requirements and immediate action is necessary to prevent misuse of Title IV funds. If the Department revokes or does not renew our institution's certifications to participate in Title IV programs, our institution's students would no longer be able to receive Title IV funds, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Ashford University is provisionally certified by the Department, which may make it more vulnerable to unfavorable Department action and place additional regulatory burdens on its operations.
Ashford University is currently provisionally certified by the Department until March 31, 2021 and is required to submit its reapplication for continued certification by December 31, 2020. The Department typically places an institution on provisional certification following a change in ownership resulting in a change of control, and may provisionally certify an institution for other reasons including, but not limited to, failure to comply with certain standards of administrative capability or financial responsibility. During the time when an institution is provisionally certified, it may be subject to adverse action with fewer due process rights than those afforded to other institutions. For example, Ashford's provisional status could subject it to additional sanctions if the Department were to find that Ashford engaged in substantial misrepresentation, including the revocation of its program participation agreement or the imposition of limitations on its participation in Title IV programs. In addition, an institution that is provisionally certified must apply for and receive approval from the Department for any substantial change including, but not limited to, the establishment of an additional location, an increase in the level of academic offerings or the addition of certain programs. Any adverse action by the Department or increased regulatory burdens as a result of Ashford's provisional status could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our institution's failure to maintain accreditation would denigrate the value of their educational programs and result in a loss of eligibility to participate in Title IV programs.
An institution must be accredited by an accrediting agency recognized by the Department to participate in Title IV programs. Ashford University is accredited by WSCUC. For additional information, see “Regulation — Accreditation — Evaluations and renewals of accreditation” in Part I, Item 1, “Business.” WSCUC is recognized by the Department as a reliable authority regarding the quality of education and training provided by the institutions it accredits. To remain accredited, our institution must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. If our institution fails to satisfy any of the standards of its accrediting agency, it could lose its accreditation. Loss of accreditation by our institution would denigrate the value of its educational programs and would result in its loss of eligibility to participate in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
If WSCUC loses recognition by the Department, our institution could lose its ability to participate in Title IV programs.
To participate in Title IV programs, an institution must be accredited by an accrediting body recognized by the Department. WSCUC is recognized by the Department. If the Department ceased to recognize WSCUC for any reason, Ashford University would not be eligible to participate in Title IV programs unless the Department continued to certify the eligibility of the institution to participate in Title IV programs. The Department may continue to certify an institution for a period of no longer than 18 months after the date on which recognition of the accrediting body ceased. The inability of our institution to participate in Title IV programs would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.

Our institution may lose eligibility to participate in Title IV programs or face other sanctions if it is not legally authorized to operate in the states in which it is physically located.
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. For additional information, see “Regulation — Department Regulation of Title IV Programs — State authorization” in Item 1, “Business.” Ashford University's California facilities have been designated as its main campus for Title IV purposes. Ashford has been authorized by the BPPE to operate in California, is authorized by the State Board to operate an administrative center in Arizona, is authorized by the Commission to operate as a place of business in Colorado and is registered as a postsecondary school in Iowa by ICSAC. To maintain these authorizations and registrations, Ashford University must comply with applicable requirements under the statutes and rules of the applicable state. Any loss of authorization to operate by our institution and the resulting imposition of sanctions, including the loss of authorization to deliver educational programs and grant degrees and other credentials and the loss of eligibility to participate in Title IV programs, would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our failure to comply with the regulations of various states where we are not physically located could preclude us from recruiting or enrolling students in those states or result in such students being ineligible to receive Title IV funds.
Department regulations provide that if an institution is offering postsecondary education through distance or correspondence education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements to legally offer postsecondary distance or correspondence education to students in that state. Several states have sought to assert jurisdiction over online educational institutions that have no physical location or other presence in the state but that offer educational services to students who reside in the state or that advertise to or recruit prospective students in the state. We have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the applicable state education agency, and we have obtained state education agency approvals in certain states as determined necessary in connection with our marketing and recruiting activities. For additional information, see “Regulation — State Education Licensure and Regulation — Additional state regulation” in Item 1, “Business.”
Our changing business and the constantly changing regulatory environment require us to regularly evaluate our state regulatory compliance activities. Although our institution has a process for evaluating the compliance of its online educational programs with state requirements regarding distance and correspondence learning, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and are subject to change. Consequently, a state education agency could disagree with our conclusion that we are not required to obtain a license or authorization in the state or could determine that we are not in compliance with state requirements, and may subject us to sanctions including the loss of state licensure or authorization, imposition of restrictions on our activities in the state, or imposition of fines and penalties. In addition, any failure to comply with state regulatory requirements, or any enactment of new or modified state regulations, may result in our inability to enroll students or receive Title IV funds for students in those states, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Ashford University is approved by the BPPE to operate in California, which presents a greater reporting burden and may subject the university to increased regulatory or political scrutiny.
In connection with its transition to WSCUC accreditation, Ashford University designated its San Diego, California facilities as its main campus for Title IV purposes and submitted an Application for Approval to Operate an Accredited Institution to the BPPE on September 10, 2013. To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. Ashford University is approved by the California BPPE to operate as an accredited institution. As a result, the university is subject to laws and regulations applicable to private, postsecondary educational institutions located in California, including reporting requirements related to graduation, employment and licensing data, certain changes of ownership and control, faculty and programs, and student refund policies. Ashford also remains subject to other state and federal student employment data reporting and disclosure requirements. Compliance with the additional reporting and disclosure obligations arising as a result of Ashford's operation as a BPPE-approved institution may result in material additional costs and increased regulatory or political scrutiny of the university.
Our institution could lose eligibility to participate in Title IV programs or face other sanctions if it derives more than 90% of its respective cash revenues from these programs.
Under the Higher Education Act, a proprietary institution loses eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues from Title IV program funds for two consecutive fiscal years, as calculated in accordance with Department regulations. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification and may be subject to other enforcement measures. During the fiscal year ended December 31, 2018, Ashford University derived 78.6% of their respective cash revenues from Title IV program funds. Ashford University continues to monitor their respective 90/10 rule calculations and their compliance with the 90/10 rule.
Revenue derived from government tuition assistance for military personnel, including veterans, is not considered federal student aid for purposes of calculations under the 90/10 rule, and accordingly helps our institution satisfy the 90/10 rule. If there were a reduction in funding of government tuition assistance for military personnel, including veterans, or if our revenue derived from such funding were otherwise to decrease, it could be significantly more difficult for our institution to satisfy the 90/10 rule. For additional information, see Note 19, “Regulatory” to our annual consolidated financial statements included elsewhere in this report.
Changes in federal law that increase Title IV grant and loan limits may result in an increase in the revenues we receive from Title IV programs and make it more difficult for our institution to satisfy the 90/10 rule. In addition, Congress could propose and adopt legislation that amends the 90/10 rule in ways that make it more difficult for our institution to satisfy the 90/10 rule. Failure to satisfy the 90/10 rule could result in our institution losing eligibility to participate in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our institution may lose eligibility to participate in Title IV programs if too many students default on their loans.
For each federal fiscal year, the Department calculates a rate of student defaults over a three-year measuring period for each educational institution, which is known as a “cohort default rate.” An institution may lose its eligibility to participate in the Direct Loan Program and the Federal Pell Grant Program if for each of the three most recent federal fiscal years 30% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. The most recent official three-year cohort default rates for Ashford University for the 2015, 2014 and 2013 federal fiscal years were 13.5%, 14.9% and 14.5%, respectively. If too many of our institution's students were to default on their loans resulting in an increase in our institution's respective cohort default rates, our institution may lose eligibility to participate in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
The failure of our institution to demonstrate financial responsibility may result in a loss of eligibility to participate in Title IV programs or require the posting of a letter of credit in order to maintain eligibility to participate in Title IV programs.
To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the Department. For additional information, see “Regulation — Department Regulation of Title IV Programs — Financial responsibility” in Item 1, “Business.” One measure of financial responsibility is an institution's composite score, a number between negative 1.0 and positive 3.0. An institution's composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department oversight. We expect the consolidated composite score to be 2.2 for the year ended December 31, 2018; however, the consolidated calculation is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2018. Additionally, for the year ended December 31, 2018, the composite score at our institution is higher than the consolidated score. If our institution is found not to have satisfied the Department's financial responsibility requirements, they could be limited in their access to or lose Title IV program funding, or they may be required to post a letter of credit in favor of the Department and possibly accept other conditions to their participation in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
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
The Department's regulations require institutions that participate in Title IV programs to refer to the OIG credible information indicating that any applicant, employee, third-party servicer or agent of the institution that acts in a capacity that involves administration of Title IV programs has been engaged in any fraud or other illegal conduct involving Title IV programs. If the systems and processes that we have established to detect and prevent fraud are inadequate, the Department may find that we do not satisfy its “administrative capability” requirements. In addition, our institution's ability to participate in Title IV programs is conditioned on their maintaining accreditation by an accrediting agency that is recognized by the Department. Under the Higher Education Act, accrediting agencies that evaluate institutions offering distance learning programs, as our institution does, must require such institutions to have processes by which they establish that a student who registers for a distance education program is the same student who participates in and receives credit for the program. Failure to adequately detect fraudulent activity related to student enrollment and financial aid could cause our institution to fail to meet their accrediting agencies' standards and result in the loss of accreditation at the discretion of such accrediting agencies. Any failure to satisfy the Department's administrative capability requirements or any loss of accreditation as a result of a failure to detect and prevent fraudulent activity could result in limits on or loss of our institution's eligibility to participate in Title IV programs and have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our institution could lose eligibility to participate in Title IV programs or face other sanctions if it pays incentive compensation to persons or entities involved in certain recruiting, admissions or financial aid awarding activities.
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
If it were determined that our institution violated the incentive compensation rule, the institution could be subject to monetary liabilities or administrative action to impose a fine or to limit, suspend or terminate its eligibility to participate in Title IV programs, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our institution may lose eligibility to participate in Title IV programs or face other sanctions if the Department or other federal agencies determine they have misrepresented the nature of educational programs, financial charges or graduate employability.
The Higher Education Act prohibits an institution participating in Title IV programs from engaging in substantial misrepresentation regarding the nature of its educational programs, its financial charges or the employability of its graduates. Given the Department's broad definition of “substantial misrepresentation,” it is possible that despite our training efforts and compliance programs, our institution's employees or service providers may make statements that could be construed as substantial misrepresentations. In addition to the Department's prohibition on substantial misrepresentation, for-profit educational institutions are subject to the general deceptive practices jurisdiction of the FTC and the CFPB. The FSA is currently investigating representations made by Ashford University to potential and enrolled students, and has asked us and Ashford University to assist in its assessment of Ashford University's compliance with the prohibition on substantial misrepresentations. We, together with Ashford University, intend to provide the FSA with our full cooperation with a view toward demonstrating the compliant nature of our practices. In addition, the Department is currently conducting an off-site program review to assess Ashford University's administration of the Title IV programs in which it participates. For additional information, see “Regulation — Compliance reviews, audits and reports — Department of Education Open Program Review of Ashford University” in Item 1, “Business.”
If the Department determines that our institution has engaged in substantial misrepresentation, the Department may (i) attempt to revoke the institution's program participation agreement if the institution is provisionally certified, (ii) impose limitations on the institution's participation in Title IV programs if the institution is provisionally certified, (iii) deny applications from the institution for approval of new programs or locations or other matters or (iv) initiate proceedings to fine the institution or limit, suspend or terminate its eligibility to participate in Title IV programs. Because Ashford University is provisionally certified, it could be subject to the actions set forth in clauses (i) and (ii) above in addition to any other actions taken by the Department. The imposition of these sanctions, including the loss of eligibility to participate in Title IV programs, would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our institution may lose eligibility to participate in Title IV programs or face other sanctions if it fails to correctly calculate and timely return Title IV program funds for students who withdraw before completing their educational program.
An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion, and must return those unearned funds in a timely manner, generally within 45 days of the date the institution determines that the student has withdrawn. For additional information, see “Regulation — Department Regulation of Title IV Programs — Return of Title IV funds for students who withdraw” in Item 1, “Business.” Failure to make timely returns of Title IV program funds for 5% or more of students sampled in the institution's annual financial aid compliance audit in either of its two most recently completed fiscal years can result in an institution having to post a letter of credit equal to 25% of the amount of unearned Title IV funds the institution was required to return for its most recently completed fiscal year. If unearned funds are not properly calculated and returned in a timely manner, an institution may also be subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV programs. For the fiscal year ended December 31, 2018, our institution did not exceed the 5% threshold for late refunds sampled.
Our institution may be required to modify or eliminate certain programs, or certain programs may lose Title IV eligibility, if they do not lead to gainful employment in a recognized occupation, as determined by the Department.
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
In October 2016, we received draft debt-to-earnings rates and certain underlying data from the Department for the first gainful employment measurement year, and in January 2017 we received our institution's final debt-to-earnings rates for the first gainful employment measurement year. Based on the final rates, none of our programs were determined to fail, two of our current programs were determined to be in the zone and one additional program that was discontinued prior to the issuance of the gainful employment regulations was determined to be in the zone. These results are significant given the framework of the gainful employment regulations, as a program would be disqualified from participation in Title IV programs only if it were to fail for two out of three consecutive years, or either fail or be in the zone for three out of four consecutive years. The regulations contemplate a transition period in the first several years to afford institutions the opportunity to make changes to their programs and retain Title IV eligibility. We continue to review the information provided by the Department to understand the potential impact of the gainful employment regulations on our programs, and we will continue to evaluate options related to new programs or adjustments to current programs that could help mitigate the potential adverse consequences of the regulations.
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

The reinstatement of the 2016 regulations regarding borrower defense to repayment expand the circumstances in which students may assert a defense to repayment against an institution and provide that certain conditions or events could trigger, automatically or in some cases at the Department’s discretion, a requirement that an institution post a letter of credit or other security that could result in the imposition of significant restrictions on us and our ability to operate.
As of October 16, 2018, the U.S. District Court for the District of Columbia reinstated the 2016 regulations regarding borrower defense to repayment. The regulations allow a borrower to assert a defense to repayment on the basis of a substantial misrepresentation, any other misrepresentation in cases where certain other factors are present, a breach of contract or a favorable nondefault contested judgment against a school for its act or omission relating to the making of the borrower’s loan or the provision of educational services for which the loan was provided. In addition, the financial responsibility standards contained in the regulations establish the conditions or events that trigger the requirement for an institution to provide the Department with financial protection in the form of a letter of credit or other security against potential institutional liabilities. Triggering conditions or events include, among others, certain state, federal or accrediting agency actions or investigations, and in the case of publicly traded companies, receipt of certain warnings from the SEC or the applicable stock exchange, or the failure to timely file a required annual or quarterly report with the SEC. The regulations also prohibit schools from requiring that students agree to settle future disputes through arbitration.
Under the reinstated regulations regarding borrower defense to repayment, our institutions could face claims by students based on the expanded circumstances in which students may assert a defense to repayment of their student loans, and the Department may be entitled to seek recoupment of student loans discharged pursuant to the regulations. The FSA is currently investigating representations made by Ashford University to potential and enrolled students, and has asked the Company and Ashford to assist in its assessment of Ashford’s compliance with the prohibition on substantial misrepresentations. In addition, our institutions are from time to time subject to certain actions or investigations by various state, federal or accrediting agencies, and as a public company we would be subject to the additional triggering events outlined by the Department in the new regulations; therefore, we may be required to post a letter of credit or provide some other form of security to the Department, which could result in the imposition of significant restrictions on us and our ability to operate. Any assertion by our institutions’ students of defenses to repayment, including any resulting liability to, or remedial action against, our institutions, and any significant restrictions imposed on us or our ability to operate resulting from a requirement to post a letter of credit or other security, could damage our reputation in the industry and have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
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
Under any new regulations regarding borrower defense to repayment, our institution could face claims by students based on expanded circumstances in which students may assert a defense to repayment of their student loans, and the Department may be entitled to seek recoupment of student loans discharged pursuant to the regulations. The FSA is currently investigating representations made by Ashford University to potential and enrolled students, and has asked the Company and Ashford University to assist in its assessment of Ashford University’s compliance with the prohibition on substantial misrepresentations. In addition, our institution is from time to time subject to certain actions or investigations by various state, federal or accrediting agencies, and as a public company we could be subject to the additional triggering events outlined by the Department in new regulations; therefore, we may be required to post a letter of credit or provide some other form of security to the Department, which could result in the imposition of significant restrictions on us and our ability to operate. Any assertion by our institution's students of defenses to repayment, including any resulting liability to, or remedial action against, our institution, and any significant restrictions imposed on us or our ability to operate resulting from a requirement to post a letter of credit or other security, could damage our reputation in the industry and have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.

Our institution cannot offer new programs, expand its physical operations into certain states or acquire additional schools if such actions are not approved in a timely fashion by the applicable regulatory agencies, and Title IV funds disbursed to students enrolled in any such programs, states or acquired schools may have to be repaid if prior approval is not obtained.
Our operating plans may include the offering of new educational programs by our institution, some of which may require regulatory approval. In addition, we or our institution may increase physical operations in additional states or seek to acquire additional schools. Because Ashford University is provisionally certified, it must apply for and receive approval from the Department for any substantial change, including but not limited to the establishment of an additional location, an increase in the level of academic offerings or the addition of certain programs. If we or our institution are unable to obtain the necessary approvals for such new programs, operations or acquisitions or, in the case of Ashford University, a substantial change, from the Department, WSCUC or any applicable state education agency or other accrediting agency, or if we or our institution is unable to obtain such approvals in a timely manner, the ability to consummate such actions and provide Title IV funds to any affected students would be impaired, which could have a material adverse effect on our business. If we, or our institution, was to determine erroneously that any such action did not require approval or that all required approvals have been obtained, our institution could be liable for repayment of the Title IV program funds provided to students in the affected program or at the affected location, which could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.
If regulators do not approve, or if they delay their approval of, transactions involving a change of control of our company, our ability to participate in Title IV programs may be impaired.
We must seek approval of a change of ownership resulting in a change of control under the standards of the Department, WSCUC and/or applicable state education agencies. For additional information, see “Regulation — Department Regulation of Title IV Programs — Change in ownership resulting in a change of control” in Item 1, “Business.” A failure by us or our institution to reestablish its Department certification, accreditation or state authorization, as applicable, following a change of control could result in a suspension or loss of operating authority or the ability to participate in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Governmental proceedings or other claims and lawsuits asserting regulatory noncompliance could result in monetary liabilities or penalties, injunctions or loss of Title IV funding for students at our institution.
Because we operate in a highly regulated industry, we and our institution are subject to compliance reviews, claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties, including claims brought by third parties on behalf of the federal government under the federal False Claims Act. If the results of these reviews or proceedings are unfavorable to us or if we are unable to defend successfully against such lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations, loss of Title IV funding, injunctions or other penalties, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. In addition, claims and lawsuits brought against us may damage our reputation or adversely affect our stock price, even if such claims and lawsuits are eventually determined to be without merit. For additional information, see Note 21, “Commitments and Contingencies” to our annual consolidated financial statements included elsewhere in this report.
Additional regulations or regulatory scrutiny resulting from action by the Department could result in increased compliance costs, fines, sanctions or lawsuits, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
On December 16, 2016, the Department released final regulations to clarify state authorization requirements for postsecondary institutions offering distance education that participate in federal student loan programs, as required by the Higher Education Act. Among other things, the final regulations (i) require institutions offering distance education to be authorized by each state in which they enroll students, if such authorization is required by the state, (ii) require institutions to document the state process for resolving student complaints regarding distance education programs, (iii) require public and individualized disclosures to enrolled and prospective students in distance education programs, including disclosures regarding adverse actions taken against the institution, the institution’s refund policies and whether each of the institution’s programs meet applicable state licensure or certification requirements, and (iv) require institutions to explain to students the consequences of moving to a state where the school is not authorized, which could include loss of eligibility for federal student aid. The final regulations recognize authorization through participation in a state authorization reciprocity agreement, as long as the agreement does not prevent a state from enforcing its own consumer laws. The final regulations were scheduled to take effect on July 1, 2018, however, on May 25, 2018, the Department published a Notice of Proposed Rulemaking (“NPRM”) in the Federal Register announcing the postponement, until July 1, 2020, of the effective date of the final regulations. The

Department delayed the regulations based on concerns raised by regulated parties and to ensure that there would be adequate time to conduct negotiated rulemaking to reconsider the final regulations, and as necessary, develop revised regulations.
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
We cannot predict what legislation, if any, will arise out of the reauthorization of the Higher Education Act or other Congressional deliberations, or what impact any such legislation might have on the for-profit education sector and our business. However, any action by Congress that significantly reduces Title IV program funding or the eligibility of our institution or students to participate in Title IV programs, or that requires us to modify our practices in ways that could increase our administrative costs and reduce our profit margin, would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our regulatory environment and our reputation may be negatively influenced by the actions of other postsecondary institutions.
In recent years, Congressional, federal, state and accrediting agency investigations and civil litigation have been commenced against several postsecondary educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and noncompliance with Department regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Although the media, regulatory and legislative focus has been primarily on the allegations made against these specific companies, broader allegations against the postsecondary sector may negatively impact public perceptions of all postsecondary educational institutions. Such allegations could result in increased scrutiny and regulation of all postsecondary institutions, including Ashford University, by the Department, Congress, accrediting bodies, state legislatures or other governmental authorities.
As a result of changes that have been made, or that may be required by the accreditors of our institution, to our operational relationships with our institution and to its operations and business models, our historical financial and business results may not necessarily be representative of future results.
In connection with the WSCUC accreditation and our efforts to structure our operations to meet evolving regulatory expectations, Ashford University has made operational changes and launched various new business initiatives, and additional changes may be required. These changes and initiatives included hiring new leadership, implementing smaller class sizes, requiring minimum age-levels for students, implementing the Ashford Promise (an initiative that allows students a full refund for all tuition and fees through the third week of a student's first class), hiring additional full-time faculty and implementing new program review models. Many of these changes and initiatives result in higher expense to the organization, primarily in the areas of instructional costs and services. In addition, we have made changes in our organizational structure and operational relationships with our academic institution to ensure its academic independence and satisfaction of accreditation-related requirements. Some of these changes and initiatives have contributed to declines in new student enrollments. Accordingly, our historical results and trends, including enrollments, admissions advisory and marketing expenses, and instructional costs and services, may not be indicative of our future results, and there can be no assurance that changes to our operational relationship with our institution or other changes we have made, or may make in the future, will not have an adverse impact on regulatory compliance, satisfaction of accreditation-related standards, or our financial condition, cash flows and results of operations.

Risks Related to Our Business
Our financial performance depends on our ability to continue to develop awareness among, and to recruit and retain, students; adverse publicity may negatively impact demand for our institution's programs.
Building awareness among potential students of Ashford University and the programs it offers is critical to their ability to attract prospective students. It is also critical to our success that these prospective students are converted to enrolled students in a cost-effective manner and that these enrolled students remain active in our institution's programs. Some of the factors that could prevent the successful recruiting and retention of students in our institution's programs include:

•	the emergence of more and better competitors;

•	factors related to our marketing efforts, including the costs of online advertising and broad-based branding campaigns;

•	performance problems with our online systems;

•	our institution's failure to maintain accreditation, state licensure and eligibility for Title IV programs;

•	student dissatisfaction with our institution's services and programs;

•	a decrease in the perceived or actual economic benefits that students derive from our institution's programs or programs provided by private sector postsecondary education companies generally;

•	adverse publicity regarding us, or online or private sector postsecondary education generally;

•	price reductions by competitors that we are unwilling or unable to match; and

•	a decline in the acceptance of online education or education provided by private sector postsecondary education companies.
We face litigation and legal proceedings that could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
We and our institution are subject to lawsuits, investigations and claims covering a wide range of matters. We are the subject of complaints alleging violations of various laws including, but not limited to, federal securities laws (including a securities class action), the federal False Claims Act and state employment laws, as well as investigations by the SEC, the U.S. Department of Justice (the “DOJ”), and state Attorneys General. Derivative shareholder complaints have also been asserted on our behalf against certain of our current and former officers and directors alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment. These and other legal proceedings could cause us to incur significant defense costs, are disruptive to our normal business operations and could damage our reputation and adversely affect our stock price. An adverse outcome of any legal proceeding could result in monetary losses or restrictions on our business, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
For additional information regarding current material legal proceedings involving us and our institution, including investigations by the SEC, the DOJ and state Attorneys General, see Note 21, “Commitments and Contingencies” to our annual consolidated financial statements included elsewhere in this report.
As a percentage of revenues, our bad debt expense is high relative to our competitors. If we are unable to remedy the underlying causes, our bad debt expense could increase, which could have a material adverse effect on our financial condition, cash flows and results of operations.
As a percentage of revenues, our bad debt expense is high relative to our competitors, but has decreased from 6.4% of revenues for the year ended December 31, 2017 to 5.2% for the year ended December 31, 2018. We believe our bad debt expense is primarily driven by operational policies, timing of financial aid processing and collection management. If we are unable to make appropriate changes, or if our changes are not as effective as anticipated, our bad debt expense could increase, which could have a material adverse effect on our financial condition, cash flows and results of operations.

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
Our institution relies on a third-party vendor to provide the online learning platform for students and related support and hosting.
We have a license agreement with Instructure pursuant to which we license an online Canvas learning management system and platform for students at our institution. Our institution currently relies on Instructure for administrative support and hosting of the applicable systems. If Instructure ceases to operate or is unwilling or unable to work with our institution, or if our agreement with Instructure is otherwise terminated, the online learning platform for students at our institution and related administrative support and hosting could be interrupted or become unavailable, which could have a material adverse effect on our business.
We are subject to laws and regulations as a result of our collection and use of personal information, and any violations of such laws or regulations, or any security or cybersecurity breach, theft or loss of such information, could adversely affect our business.
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
Our computer networks and the networks of certain of our vendors that hold and manage confidential information on our behalf may be vulnerable to unauthorized access, employee theft or misuse, computer hackers, computer viruses and other security and cybersecurity threats. Confidential information may also inadvertently become available to third parties when we integrate systems or migrate data to our servers following an acquisition of a school or in connection with periodic hardware or software upgrades. Due to the sensitive nature of the personal information stored on our servers, our networks may be targeted by hackers seeking to access this data. Users who circumvents security measures could misappropriate sensitive information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access to and use of personal information, a third-party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of privacy for current or prospective students or employees.
Possession and use of personal information also subjects us to legislative and regulatory burdens that could require notification of data breaches and could restrict our use of personal information, and a violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines against us or lawsuits brought against us. As a result, we may be required to expend significant resources to protect against the threat of these security and cybersecurity breaches or to alleviate problems caused by these breaches. A major breach, theft or loss of personal information held by us or our vendors regarding our institution's students and their families or our employees, or a violation of laws or regulations relating to the same, could have a material adverse effect on our reputation, result in lawsuits and result in further regulation and oversight by federal and state authorities and increased costs of compliance. The adoption of new or modified state or federal data or cybersecurity legislation could increase our costs and/or require changes in our operating procedures or systems.
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
System disruptions and vulnerability from security risks to our technology infrastructure could damage the reputation of our institution and negatively impact our business.
The performance and reliability of our technology infrastructure (including the software and related hosting and maintenance services for our online learning platform, student information system, and lead management system) is critical to our reputation and our ability to attract and retain students. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of systems to us or our institution's students and negatively impact our business and reputation. Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses, denial of service attacks and other security problems. Although we continually monitor the security of our technology infrastructure and take proactive measures to prevent potential threats, these efforts may not protect our computer networks against all threats of security breaches, which could damage the reputation of our institution and negatively impact our business and prospects.
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
Postsecondary education is highly competitive. We compete with traditional public and private two- and four-year colleges as well as with other postsecondary schools. Traditional colleges and universities may offer programs similar to those offered by our institution at lower tuition levels as a result of government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to for-profit postsecondary institutions. In addition, our institution faces continued scrutiny from its accreditors, and some of our competitors, including traditional colleges and universities, have substantially greater brand recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. We also expect to face increased competition as a result of new entrants to the online education market, including traditional colleges and universities that had not previously offered online education programs.
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
As of December 31, 2018, approximately 26.7% of our institution's students were affiliated with the military, some of whom are eligible to receive government tuition assistance that may be used to pursue postsecondary degrees. In some cases, we also provide scholarships to students who are affiliated with the military. If government tuition assistance offered to military personnel is suspended or otherwise reduced or eliminated, enrollment by military personnel, including veterans, may decline, which could have a material adverse effect on our revenues, financial condition, cash flows and results of operations. Additionally, if in response to future reductions or suspensions in military tuition assistance we determine to reinstitute our Military Tuition Assistance Grant or a similar program, or if we increase our scholarships to students who are affiliated with the military, our per student revenue from military personnel would decline.
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
A decline in the overall growth of enrollment in postsecondary institutions, or in the number of students seeking degrees online or in our core disciplines, could cause us to experience a further decline in enrollment at our institution.
Enrollment at our institution declined to 38,153 at December 31, 2018 as compared to 40,730 at December 31, 2017, and our revenues have declined in recent periods and may continue to decline in the future. In addition, if job growth in the fields related to our institution's core disciplines is weaker than expected, fewer students may seek the types of degrees that our institution offers. To return to growth in our revenues and increase enrollment at our institution, our institution will need to attract and retain a larger percentage of students in existing markets and expand their markets by creating new academic programs. Any further decline in enrollment at our institution as a result of our inability to attract and retain students in existing markets or expand our markets by creating new academic programs in areas where there is market demand could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.
Our success depends in part on our institution's ability to update and expand the content of existing programs and to develop new programs and specializations on a timely basis and in a cost-effective manner.
The updates and expansions of existing programs and the development of new programs and specializations may not be accepted by existing or prospective students or prospective employers of our institution's graduates. If we do not adequately respond to changes in market requirements by updating and expanding our existing programs or developing new programs, our business will be adversely affected. Even if our institution is able to develop acceptable new programs, they may not be able to introduce these new programs as quickly as students require or as quickly as our competitors introduce competing programs. To offer a new academic program, our institution may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our operations. In addition, to be eligible for federal student financial aid programs, a new academic program may need to be approved by the Department.
Establishing new academic programs or modifying existing programs requires investments in management, faculty and capital expenditures, additional marketing expenses and reallocation of other resources. We and our institution may have limited experience with programs in new disciplines and may need to modify existing systems and strategies or enter into arrangements with other educational institutions to provide new programs effectively and profitably. If our institution is unable to increase enrollment in new programs, offer new programs in a cost-effective manner or otherwise manage effectively the operations of newly established academic programs, it could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.

Our failure to keep pace with changing market needs could harm our institution's ability to attract students.
Our success depends partially on the willingness of employers to hire, promote or increase the pay of our institution's graduates. Increasingly, employers demand that their new employees possess appropriate technical and analytical skills, and appropriate interpersonal skills, such as communication and teamwork. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important that our institution's educational programs continually evolve in response to those economic and technological changes.
The expansion of existing academic programs and the development of new programs may not be accepted by current or prospective students or by prospective employers of our institution's graduates. Even if our institution develops acceptable new programs, they may not be able to begin offering those new programs in a timely fashion or as quickly as our competitors offer similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes or other factors, the rates at which our institution's graduates obtain jobs in their fields of study could suffer, our ability to attract and retain students could be impaired and our business could be adversely affected.
We may be unable to sufficiently protect our proprietary rights and we may encounter disputes from time to time relating to our use of the intellectual property of third parties.
We rely on a combination of copyrights, trademarks, service marks, patents, trade secrets, domain names and agreements with employees and third parties to protect our proprietary rights. We have trademark and service mark registrations and pending applications for additional registrations in the United States and select foreign jurisdictions. We also own the domain name rights for our institution, as well as other words and phrases important to our business. In addition, we have applied for domestic and international patents for certain technology developed by us. We also have registered copyrights for exemplary business course materials. Nonetheless, as new challenges arise in protecting these proprietary rights online, we cannot assure you that these measures will be adequate to protect our proprietary rights, that we have secured, or will be able to secure, appropriate protections for all our proprietary rights in the United States or select foreign jurisdictions, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our technology, curricula and online resource material, among others. Our management's attention may be diverted by these attempts, and we may need to expend funds in litigation to protect our proprietary rights against any infringement or violation.
We may also encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. In certain instances, we may not have obtained sufficient rights to the content of a course. Third parties may raise claims against us alleging an infringement or violation of their intellectual property. Some third-party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid all alleged violations of such intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant, or our institution may be required to alter the content of their classes to be non-infringing.
We may incur liability for the unauthorized duplication or distribution of class materials posted online for class discussions.
In some instances, our institution's faculty members or students may post various articles or other third-party content on class discussion boards. We may incur liability for the unauthorized duplication or distribution of this material posted online for class discussions. Third parties may raise claims against us for the unauthorized duplication of this material. Any such claims could subject us to costly litigation and could impose a significant strain on our financial resources and management personnel, regardless of whether the claims have merit. Our general liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our courses or pay monetary damages.
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
We believe that cash flow from operations will be adequate to fund our current operating plans for the foreseeable future. However, we may need additional financing to finance our plans, particularly if we pursue any acquisitions. The amount, timing and terms of such additional financing will vary principally depending on the timing and size of new program offerings, the timing and size of acquisitions we may seek to consummate and the amount of cash flows from our operations. To the extent that we require additional financing in the future, such financing may not be available on terms acceptable to us or at all and, consequently, we may not be able to fully implement our plans.
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
In addition, many of our institution's students borrow Title IV loans to pay for tuition, fees and other expenses. A protracted economic slowdown could negatively impact their ability to repay those loans which would negatively impact our institution's cohort default rates. Our institution's students also are frequently able to borrow Title IV loans in excess of their tuition. The excess is received by such students as a stipend. However, if a student withdraws, we must return any unearned Title IV funds, including stipends. A protracted economic slowdown could negatively impact such students' ability to repay those stipends. As a result, the amount of Title IV funds we would have to return without reimbursement from students could increase, and our results of operations could suffer.
If we fail to effectively identify, pursue and consummate acquisitions, either in the U.S. or outside of the U.S., our ability to grow could be impacted and our profitability may be adversely affected.
Acquisitions are one component of our overall long-term growth strategy. From time to time, we engage in evaluations of, and discussions with, possible domestic and international acquisition candidates. We may not be able to identify suitable acquisition opportunities, complete acquisitions on favorable terms, or successfully integrate or profitably operate acquired institution or businesses. There may be particular difficulties and complexities (regulatory or otherwise) associated with our expansion into international markets, and our strategies may not succeed beyond our current markets. If we are unable to effectively address these challenges, our ability to execute this component of our long-term strategy will be impaired, which could have an adverse effect on our ability to grow and our profitability.
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
An increase in interest rates could adversely affect our institution's ability to attract and retain students.
Interest rates have reached relatively low levels in recent years, creating a favorable borrowing environment for students. However, if Congress increases interest rates on Title IV loans, or if private loan interest rates rise, our institution's students would have to pay higher interest rates on their loans. Any future increase in interest rates will result in a corresponding increase in educational costs to existing and prospective students. Higher interest rates could also contribute to higher default rates with respect to students' repayment of their education loans. Higher default rates may in turn adversely impact our institution's eligibility to participate in some or all Title IV programs, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
We are involved in pending securities litigation and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.
Following our announcement that we were restating our interim financial statements for the quarter ended September 30, 2018, controls, we became the subject of a lawsuit alleging securities law violations. This type of litigation can be expensive and disruptive to normal business operations, and the outcome can be difficult to predict regardless of the facts involved. An unfavorable outcome with respect to any of these lawsuits could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding this and other lawsuits in which we are involved, see Part I, Item 3, Legal Proceedings.
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
Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common stock has fluctuated significantly in the past, and may continue to fluctuate significantly for a variety of different reasons, including, without limitation:

•	developments regarding the accreditation or state licensing of our academic institution, particularly Ashford University;

•	our quarterly or annual earnings or those of other companies in our industry;

•	public reaction to our press releases, corporate communications and SEC filings;

•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of other companies in our industry;

•	seasonal variations in our student enrollment;

•	new laws or regulations or new interpretations of laws or regulations applicable to our industry or business;

•	negative publicity, including government hearings and other public lawmaker or regulator criticism, regarding our industry or business;

•	changes in enrollment;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	litigation involving our company or investigations or audits by regulators into the operations of our company or our competitors;

•	sales of common stock by our directors, executive officers and significant stockholders; and

•	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events.
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
If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. At December 31, 2018, 27.2 million shares of our common stock were outstanding.
In addition, as of December 31, 2018, there were 2.0 million shares of our common stock underlying outstanding stock options and 2.3 million shares of our common stock underlying outstanding stock awards, including restricted stock units and performance stock units. All shares subject to outstanding stock options are eligible for sale in the public market to the extent permitted by the provisions of the applicable stock option agreement and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline. Under Rule 144, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144 after one year, subject to applicable restrictions, including volume and manner of sale limitations.
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
Subject to the rules of the New York Stock Exchange (the “NYSE”), our board of directors has the authority, without any action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of capital stock. At December 31, 2018, there were 300.0 million shares of common stock authorized for issuance under our certificate of incorporation, 27.2 million shares of which were outstanding. At December 31, 2018, there were 20.0 million shares of preferred stock authorized for issuance under our certificate of incorporation, no shares of which were outstanding. Issuances of common stock or voting preferred stock would reduce the influence of our current stockholders over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in the rights of our current stockholders being subject to the prior rights of holders of that preferred stock.
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

•
provide that action by written consent of the stockholders may be taken only if the board of directors first approves such action, whenever the vote of stockholders is required at a meeting for any corporate action, the meeting and vote of stockholders may be dispensed with, and the action may be taken without such meeting and vote, if a written consent is signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at the meeting of stockholders; provided that, notwithstanding the foregoing, we will hold an annual meeting of stockholders in accordance with NYSE rules for so long as our shares are listed on the NYSE, and as otherwise required by the bylaws;

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
Risks Related to the Proposed Transaction and Proposed Change in the Structure of Our Operations
The Proposed Transaction is subject to the receipt of regulatory approvals that if not obtained, could delay or prevent its consummation, and an excessive delay in finalizing the Proposed Transaction could disrupt our business during its pendency.
The Proposed Transaction remains subject to various regulatory approvals from WSCUC, the Department and state regulatory bodies. There can be no assurances that these regulatory approvals will be obtained on the currently contemplated timeline or at all. WSCUC has indicated that, pending the receipt and review of additional documents, WSCUC is deferring any action on the change of control application filed by Ashford University to convert Ashford University to a nonprofit California public benefit corporation, AU NFP. In addition, as a condition to granting these regulatory approvals, a regulatory authority may require changes to the structure of the Proposed Transaction, and these changes may negatively impact our financial condition and results of operations. A material delay in obtaining such approvals may create uncertainty or otherwise have negative consequences, including adverse changes in our relationships with Ashford University’s students, vendors and faculty; adverse impacts on employee recruiting and retention efforts; and diversion of management’s attention and internal resources from ongoing business, any of which may materially and adversely affect our financial condition and results of operations. We cannot predict with certainty whether and when any of the required regulatory approvals will be granted. Whether or not the Proposed Transaction is consummated, while it is pending, we will continue to incur costs, fees, expenses and charges related to the Proposed Transaction.
If the Proposed Transaction is consummated, we will be subject to various risks and uncertainties arising out of the changes in the structure of our operations, any of which could materially and adversely affect our business and operations, and our stock price.
If the necessary approvals are obtained, definitive agreements are executed, and the Proposed Transaction is ultimately consummated, then various aspects of our operations would change in important ways. These changes include, but are not limited to, the following:

•
Following the Proposed Transaction, we would no longer own and operate a regulated institution of higher education, but we would instead be an education technology service provider to AU NFP and possibly other third-party education providers. While the services we would provide are services that we provide as part of our business today, we have no experience operating solely as an education technology service provider to third parties.

•
Initially, all of our revenue would be derived pursuant to the services agreement with AU NFP. Accordingly, AU NFP’s ability to increase its enrollment and tuition and fee revenue, and our ability to continue to perform the services necessary to enable AU NFP to achieve such goals, would be critical to the success of our services business.

If the Proposed Transaction is consummated, but we are unable to successfully re-focus our business to providing education technology services to third-party education providers, or if the contemplated services agreement with AU NFP fails to achieve the anticipated levels of performance, then our business, financial condition and results of operations, as well as our stock price, could be materially and adversely affected.
If the Department does not approve the change of control related to the Proposed Transaction and recertify Ashford University to continue participating in the Title IV programs, its students would lose their access to Title IV program funds, or there are significant limitations as a condition of Ashford University’s continued participation in the Title IV programs, as a service provider to Ashford University, our business, financial condition and results of operations, as well as our stock price, could be materially and adversely affected.
Institutions are required to seek recertification from the Department on a regular basis in order to continue their participation in Title IV programs. An institution must also apply for recertification by the Department if it undergoes a change in control, as defined by the Department regulations, and may be subject to similar review if it expands its operations or educational programs in certain ways. Ashford University’s conversion to nonprofit status as a part of the Proposed Transaction, if consummated, would constitute a change in control of Ashford University. There can be no assurance that the Department will recertify Ashford University or that the Department will not impose conditions or other restrictions on Ashford University as a condition of granting Ashford University a provisional certification following the proposed change in control. If the Department does not renew, or withdraws, the certification of Ashford University to participate in the Title IV programs at any time, Ashford University’s students would no longer be able to receive Title IV program funds. Similarly, the Department could renew Ashford University’s certification, but restrict or delay Ashford University’s students’ receipt of Title IV funds, limit the students to whom Ashford University could disburse funds, or place other restrictions on Ashford University.
Any of these outcomes would have a material adverse effect on us. If the Proposed Transaction is consummated, we would no longer own or operate Ashford University, and we would no longer participate in the Title IV programs as an institution. However, we would face the risks discussed above in connection with providing services to Ashford University as a third-party education technology services provider, including adverse effects on our business and operations from a reduction or loss in our revenues under the contemplated services agreement if Ashford University loses or has limits placed on its Title IV eligibility.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2018, we do not own any property. We lease property in California, Colorado, Iowa, Arizona and Washington D.C. for academic operations, corporate functions, enrollment services and student support services. Below is a table summarizing our leased properties.

Number of Buildings	Location	Total Square Footage	Lease Expiration
2	San Diego, CA	300,000	2020
2	Denver, CO	182,000	2021-2023
2	Clinton, IA	22,400	2019
1	Phoenix, AZ	39,000	2019
1	Washington, D.C.	2,000	2019
Our facilities are utilized consistent with management's expectations, and we believe such facilities are suitable and adequate for current requirements and that additional space can be obtained on commercially reasonable terms to meet any future requirements.

Item 3. Legal Proceedings.
For information regarding any legal proceedings, see Note 21, “Commitments and Contingencies” to our annual consolidated financial statements included elsewhere in this report, the text of which is incorporated by reference into this Item 3 of Part I.
Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “BPI.”
Holders of Record
As of March 8, 2019, there were 17 holders of record of our common stock. This figure does not include an indeterminate number of beneficial owners of our common stock whose shares are held of record by banks, brokers and other financial institutions.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.
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
The following graph compares the cumulative total return on our common stock over the period from December 31, 2013 through December 31, 2018 to the cumulative total return over the same period of the Russell 3000 Index and a customized peer group of four postsecondary education companies that includes American Public Education, Inc., Grand Canyon Education, Inc. and Strategic Education, Inc. The graph assumes an investment of $100 was made in each of our common stock, the index, and the peer group on December 31, 2013, and assumes reinvestment of all dividends. The stock price performance reflected in the graph is not necessarily indicative of future stock price performance.

Item 6. Selected Consolidated Financial Data.
The following selected consolidated financial and other data should be read in conjunction with Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our annual consolidated financial statements included elsewhere in this report. The consolidated statement of income (loss) data, consolidated balance sheet data, and consolidated other data set forth below as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 have been derived from our annual consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods. The risk factors set forth in Part I, Item 1A, “Risk Factors” also discuss material risks and uncertainties that could cause the data reflected below not to be indicative of our future financial condition or results of operations. We declared no cash dividends during the periods presented.

	Year Ended December 31,
	2018 (1)	2017 (2)	2016 (2)	2015	2014
Consolidated Statement of Income (Loss) Data:	(In thousands, except per share data)
Revenue	$443,373	$475,113	$523,518	$561,729	$638,705
Operating income (loss)	$(3,993)	$6,426	$(43,232)	$(42,295)	$14,311
Net income (loss)	$4,636	$9,111	$(33,051)	$(70,454)	$9,688
Income (loss) per share:
Basic	$0.17	$0.28	$(0.71)	$(1.54)	$0.21
Diluted	$0.17	$0.28	$(0.71)	$(1.54)	$0.21

	As of December 31,
	2018 (1)	2017 (2)	2016 (2)	2015 (2)	2014
Consolidated Balance Sheet Data:	(In thousands)
Cash, cash equivalents, restricted cash and investments	$192,652	$207,591	$381,769	$373,987	$356,545
Total assets	$269,492	$284,636	$461,044	$506,938	$558,095
Total stockholders' equity	$127,614	$122,996	$276,670	$302,625	$365,881

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Other Data:	(In thousands, except enrollment data)
Cash flows (used in) provided by:
Operating activities	$(7,591)	$(4,075)	$11,083	$18,801	$14,177
Investing activities	$(3,546)	$43,684	$14,741	$51,287	$(32,996)
Financing activities	$(3,805)	$(166,418)	$(319)	$3,805	$2,284

Period-end enrollment (3):	38,153	40,730	45,087	49,159	55,823

(1)
On January 1, 2018, the Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers and all related amendments using the modified retrospective method. See Note 2, “Summary of Significant Accounting Policies - Recent Accounting Pronouncements.”

(2)	Amounts reflect the effects of the restatement for those matters discussed in Note 2 to the consolidated financial statements.

(3)
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our annual consolidated financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” and reflects the effects of the restatement discussed in Note 2 to the consolidated financial statements. In addition to historical information, this discussion includes forward-looking information that involves risks and uncertainties that could cause actual results to differ materially from management's expectations. See Part I, Item 1A, “Risk Factors” and “Special Note Regarding Forward-Looking Statements” at the beginning of this report.
Overview
We are a provider of postsecondary education services through our regionally accredited academic institution, Ashford University®. Ashford University offers associate’s, bachelor’s, master’s and doctoral programs. As of December 31, 2018, our institution offered approximately 1,250 courses and approximately 80 degree programs. For additional information regarding our business, see Part I, Item 1, “Business.”
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

	Year Ended December 31,
	2018	2017	2016
Consolidated Statement of Income (Loss) Data: (1)
Revenue	$443,373	$475,113	$523,518
Operating income (loss)	$(3,993)	$6,426	$(43,232)

Consolidated Other Data:
Period-end enrollment (2)	38,153	40,730	45,087

(1)	The Company has restated, for immaterial adjustments, its consolidated statements of income (loss) for the years ending December 31, 2017 and 2016.

(2)
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

Key enrollment trends
Enrollment at our academic institution decreased to 38,153 at December 31, 2018 as compared to 40,730 at December 31, 2017, representing a decrease of 6.3%. We believe the decline in enrollment over the past few years is partially attributable to a general strengthening of the economy, thereby driving lower unemployment and increased competition, as well as a general weakening in the overall education industry due in large part to increased regulatory scrutiny. The decline is also partially caused by the initiatives our institution has put in place to help ensure student preparedness, raise academic quality and improve student outcomes, as well as our voluntary decision to stop enrolling new students eligible to use GI Bill benefits in the period from mid-November 2017 through early February 2018.
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
We continue to focus our efforts on first stabilizing and then restarting enrollment growth. We have since launched 14 of the 16 new programs that Ashford University had received approval for back in the fourth quarter of 2017. Expanding our course offerings with these new programs will be one factor that will contribute to our goal of stabilizing enrollment and then achieving new enrollment growth, and over time total enrollment growth.
One area in which we are experiencing positive enrollment trends is within the Education Partnerships programs with various employers. These programs include the Corporate Full Tuition Grant (“FTG”) program, which provides companies with the opportunity to offer their employees a way to pursue and complete a college degree without incurring any student debt. Enrollments in the Education Partnerships programs account for approximately 21% of our total enrollment as of December 31, 2018. Revenue derived from Education Partnerships is cash pay, and is therefore not considered federal student aid for purposes of calculations under the 90/10 rule.
Trends and uncertainties regarding revenue and continuing operations
Merger Agreement with Fullstack Academy, Inc.
On March 12, 2019, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) to acquire Fullstack Academy, Inc., a Delaware corporation (“Fullstack”).  Fullstack is an award-winning, immersive coding bootcamp, which offers a premier program centered on a series of leading and emerging technologies. The total consideration for the transaction is anticipated to be $17.5 million in cash and up to 4.75 million shares of Bridgepoint common stock, with 2.5 million shares issued at closing, and the remainder to be issued in the future upon the satisfaction of certain performance milestones. The Merger Agreement contains customary representations, warranties and covenants of Fullstack and the Company, and the acquisition is subject to customary closing conditions.  If the acquisition is consummated, Fullstack will be a wholly-owned subsidiary of the Company.
Proposed conversion transaction
As discussed above under "Item 1. Business - Proposed Changes in the Structure of our Operations" we plan to undertake the Proposed Transaction pursuant to which Ashford University will separate from the Company through a series of conversion and merger transactions ultimately resulting in Ashford University being owned and operated by AU NFP, a California nonprofit public benefit corporation that was formed for the purpose of the conversion transaction and is independent of the Company. Following the Proposed Transaction, we plan to operate as an education technology services provider that would provide certain services to AU NFP, and potentially, in the future, to other customers. The services to AU NFP would be provided pursuant to services agreements with the Company.
We are continuing to finalize the terms of the Proposed Transaction with Ashford University and review various federal, state and other regulatory requirements and approvals that could impact the viability and timing of the Proposed Transaction. The Company and the boards of trustees of Ashford University and AU NFP are taking steps to protect Ashford University's and AU NFP’s independence in considering the conversion transaction in order to enable Ashford University and AU NFP to act in the best interests of Ashford University and its students. Neither we nor Ashford University are bound to move forward with the Proposed Transaction at this time.
Restructuring and impairment charges
We have implemented various restructuring plans to better align our resources with our business strategy and the related charges are recorded in the restructuring and impairment expense line item on our consolidated statements of income. Changes to these estimates could have a material impact on our consolidated financial statements. For information regarding the restructuring and impairment charges recorded, refer to Note 4, “Restructuring and Impairment Charges” to our consolidated financial statements included elsewhere in this report.
Valuation allowance
We recognize deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, we evaluate factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended December 31, 2018 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. Such objective evidence limited our ability to consider in our evaluation other subjective evidence such as our projections for future growth. On the basis of our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against our deferred tax assets should continue to be maintained as of December 31, 2018.
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

Enrollments
Enrollments are a function of the number of continuing students at the beginning of each period and new enrollments during the period, offset by students who either graduated or withdrew during the period. Our online courses are typically five or six weeks in length and have weekly start dates throughout the year, apart from a two-week break during the holiday period in late December and early January.
Costs and expenses
The following is a description of the costs included in each of our current expense categories:
Instructional costs and services consist primarily of costs related to the administration and delivery of our institution's educational programs. This expense category includes compensation for online faculty and administrative personnel, curriculum and new program development costs, financial aid processing costs, technology license costs, bad debt expense and costs associated with other support groups that provide services directly to the students. Instructional costs and services also include an allocation of information technology, facility, depreciation and amortization costs.
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
Legal settlement expense has primarily been comprised of (i) the cost to settle a wage and hour dispute, (ii) charges related to the cost of resolution of the previously disclosed civil investigative demands and (iii) the estimate of amounts to resolve the previously disclosed investigative subpoenas from the Attorney General of the State of California.
Restructuring and impairment charges are primarily comprised of (i) charges related to the write-off of certain fixed assets, (ii) student transfer costs relating to the closure of our Iowa residential campus, (iii) severance costs related to headcount reductions and (iv) estimated lease losses related to facilities vacated or consolidated.
Factors Affecting Comparability
We believe the following factors have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:
Seasonality
Our operations are generally subject to seasonal trends. We generally experience a seasonal increase in new enrollments during the first quarter of each year, subsequent to holiday break, as well as during the third quarter each year, when most other colleges and universities begin their fall semesters. While we enroll students throughout the year, our fourth quarter revenue generally is lower than other quarters due to the holiday break in December, with an increase in the first quarter of each year
Adoption of new accounting standards
As discussed in Part II, Item 8. Financial Statements, Note 2 “Recent Accounting Pronouncements,” we changed our method of accounting for revenue from contracts with customers in fiscal year 2018 due to the adoption of the new revenue standard. We adopted the new revenue standard using a modified retrospective approach.

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
Allowance for doubtful accounts
Accounts receivable consists of student accounts receivable, which represent amounts due for tuition, course digital materials, technology fees and other fees from currently enrolled and former students. Students generally fund their education through grants and/or loans under various Title IV programs, tuition assistance from military or corporate employers, or personal funds. Except for those students under conditional admission, payments are due on the respective course start date and will be considered past due depending on the student's payment terms. In general, an account is considered delinquent 120 days after the course start date.
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

Impairment of intangible assets
We test indefinite-lived intangible assets for impairment annually in the fourth quarter of each fiscal year, or more frequently if events and circumstances warrant. To evaluate the impairment of the indefinite-lived intangible assets, we assess the fair value of the assets to determine whether they are in excess of the carrying values. Determining the fair value of indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions are inherently uncertain, and can include such items as growth rates used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and a determination of appropriate market comparables. Our assessment of indefinite-lived intangible assets during the fourth quarter of fiscal 2018 resulted in certain impairment of goodwill and intangibles.
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
Impairment of long-lived assets
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
We use various assumptions in determining undiscounted cash flows expected to result from the use and eventual disposition of an asset, which could include assumptions regarding revenue growth rates, operating costs, certain capital additions, assumed discount rates, disposition or terminal value and other economic factors. These variables require management to make judgments and include inherent uncertainties such as continuing acceptance of our institution's education offerings by prospective students, our ability to manage operating costs and the impact of changes in the economy on our business. Variations in the assumptions used could lead to a different conclusion regarding the realizability of an asset and, thus, could have a significant effect on our conclusions regarding whether an asset is impaired and the amount of impairment loss recorded in the consolidated financial statements.
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
We evaluate and account for uncertain tax positions using a two-step approach. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when we subsequently determine that a tax position no longer meets the more-likely-than- not threshold of being sustained.
We are required to file income tax returns in the United States that includes various state and local tax jurisdictions. The preparation of these income tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by us. The income tax returns are subject to audits by the applicable federal and state taxing authorities. As part of these audits, the taxing authorities may disagree with our tax positions. The ultimate resolution of these tax positions is often uncertain until the audit is complete and any disagreements are resolved. We therefore record an amount for our estimate of the additional tax liability, including interest and penalties, for any uncertain tax positions taken or expected to be taken in an income tax return. We review and update the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, and upon completion of tax audits and expiration of statutes of limitations. We record interest and penalties related to income tax matters in income tax expense.
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
Stock options awarded under our 2009 Stock Incentive Plan have an exercise price that equals or exceeds the closing price of our common stock on the date of grant. The risk-free interest rate is based on the U.S. Treasury yield of those maturities that are consistent with the expected term of the stock option or PSUs in effect on the date of grant. Dividend rates are based upon historical dividend trends and expected future dividends. As we have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future, a zero-dividend rate is assumed in our calculation. We have sufficient historical stock option exercise information to compute an expected term for use as an assumption in the Black-Scholes option pricing and Monte Carlo simulation models, and as such, our computation of expected term was calculated using our own historical data. We also have sufficient historical data on the volatility of our stock to use as a direct assumption in the option pricing models.
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

Results of Operations
The following table sets forth our consolidated statements of income (loss) data as a percentage of revenue for each of the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	49.1%	49.5%	50.3%
Admissions advisory and marketing	38.1%	36.9%	38.6%
General and administrative	11.9%	10.0%	9.3%
Legal settlement expense	0.0%	0.4%	6.3%
Restructuring and impairment charges	1.8%	1.8%	3.7%
Total costs and expenses	100.9%	98.6%	108.2%
Operating income (loss)	(0.9)%	1.4%	(8.2)%
Other income, net	0.2%	0.3%	0.4%
Income (loss) before income taxes	(0.7)%	1.7%	(7.8)%
Income tax expense (benefit)	(1.7)%	(0.2)%	(1.5)%
Net income (loss)	1.0%	1.9%	(6.3)%
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenue. Our revenue for the year ended December 31, 2018 and 2017, was $443.4 million and $475.1 million, respectively, representing a decrease of $31.7 million, or 6.7%. The decrease between periods was primarily due to a decrease of 8.5% in average weekly enrollment from 43,872 students for the year ended December 31, 2017 to 40,133 students for the year ended December 31, 2018. As a result of the decrease in enrollments, tuition revenue for the year ended December 31, 2018 decreased by approximately $25.1 million or 4.6%, as compared to the year ended December 31, 2017. The decrease in revenue between periods was also due to higher scholarships for the period, an increase of $14.8 million, year over year. In addition, the implementation of the new revenue recognition standards in 2018, accounted for approximately $6.6 million of the decrease in revenue for the year. The overall decrease was partially offset by the approximate 5.0% tuition increase on February 6, 2018, as well as an increase in net revenue generated from course digital materials of approximately $6.9 million.
Instructional costs and services. Our instructional costs and services for the year ended December 31, 2018 and 2017, were $217.7 million and $235.4 million, respectively, representing a decrease of $17.7 million, or 7.5%. In addition to the decline in enrollment, headcount within instructional costs and services decreased year over year, and the overall decrease in expense is consistent with the continued efforts to improve operating expense management. Specific decreases between periods primarily include bad debt expense of $7.5 million, direct compensation of $3.6 million, license fees of $2.3 million, instructor fees of $1.9 million, corporate support services of $1.3 million and amortization of intangible assets of $0.8 million. The change in bad debt which included the impact from implementing the new revenue recognition standards in 2018, was approximately $6.5 million for the year ended December 31, 2018.
Our instructional costs and services, as a percentage of revenue, for the year ended December 31, 2018 and 2017, were 49.1% and 49.5%, respectively, representing a decrease of 0.4%. This decrease primarily included decreases in bad debt expense of 1.2% and license fees of 0.4%, partially offset by increases in corporate support services of 0.2%, direct compensation of 0.4% and instructional supplies of 0.2%. As a percentage of revenue, bad debt expense decreased to 5.2% for the year ended December 31, 2018, compared to 6.4% for the year ended December 31, 2017. We continue to implement changes in our processes which we believe will help us to continue reducing this expense as a percentage of revenue.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the year ended December 31, 2018 and 2017, were $168.8 million and $175.4 million, respectively, representing a decrease of $6.6 million, or 3.8%. Specific factors contributing to the overall decrease between periods were primarily due to decreases in compensation of $7.5 million due to a reduction in headcount, facilities costs of $1.2 million, advertising costs of $0.9 million, and information technology costs of $0.4 million. The overall decrease was partially offset by increases in professional fees of $1.7 million, transaction costs of $1.0 million (relating to the conversion and separation of Ashford University), and license fees of $0.7 million.

Our admissions advisory and marketing expenses, as a percentage of revenue, for the year ended December 31, 2018 and 2017, were 38.1% and 36.9%, respectively, representing an increase of 1.2%. This increase primarily included increases in advertising costs of 0.9%, professional fees of 0.4%, and license fees of 0.2%, partially offset by a decrease in compensation of 0.5%.
General and administrative. Our general and administrative expenses for the year ended December 31, 2018 and 2017, were $53.0 million and $47.4 million, respectively, representing an increase of $5.6 million, or 11.8%. The increase between periods was primarily due to transaction costs of $6.9 million (relating to the conversion and separation of Ashford University), corporate support services of $2.1 million, and other administrative costs of $0.5 million. These increases were partially offset by decreases in administrative compensation of $2.1 million and professional fees of $1.9 million.
Our general and administrative expenses, as a percentage of revenue, for the year ended December 31, 2018 and 2017, were 11.9% and 10.0%, respectively, representing an increase of 1.9%. This increase is mainly due to transaction costs of 1.6% (relating to the conversion and separation of Ashford University) and other administrative costs of 0.3%, partially offset by a decrease in professional fees of 0.2%.
Legal settlement expense. For the year ended December 31, 2018, we recorded a legal settlement expense of $0.1 million as compared to $1.8 million for the year ended December 31, 2017, that was related to costs to settle a wage and hour dispute.
Restructuring and impairment charges. Our restructuring and impairment charges for the year ended December 31, 2018 were $7.8 million, as compared to $8.7 million for the year ended December 31, 2017, representing a decrease of $0.9 million. The charges for the year ended December 31, 2018 were comprised of $2.9 million of lease exit costs for properties in San Diego, $1.9 million relating to severance costs for wages and benefits resulting from a reduction in force and $1.7 million for asset impairments, and net student agreement costs of $1.2 million.
Other income, net. Our other income, net, for the year ended December 31, 2018 was $1.0 million, a decrease of $0.5 million as compared to other income, net, of $1.5 million for the year ended December 31, 2017. The decrease between periods was primarily a result of decreased interest income due to changes in the levels of average cash and cash equivalents and investment balances.
Income tax benefit. Income tax benefit for the year ended December 31, 2018 was $7.6 million as compared to income tax benefit of $1.2 million for the year ended December 31, 2017, or an increase of $6.4 million in income tax benefit. Income tax benefit was recognized at effective tax rates of 257.4% and (14.8)% for the years ended December 31, 2018 and 2017, respectively. The change in the income tax benefit is mainly attributable to a tax benefit of $5.7 million associated with a reduction in uncertain tax position mainly associated with the California audit examination settlement for the tax years ended December 31, 2008 through 2012, and $1.8 million income tax benefit including interest associated with refund claims for qualified production activities tax deductions for the tax years ended December 31, 2013 and 2014.
Net income. Our net income for the year ended December 31, 2018 was $4.6 million compared to net income of $9.1 million for the year ended December 31, 2017, a $4.5 million decrease in net income as a result of the factors discussed above.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenue. Our revenue for the year ended December 31, 2017 was $475.1 million, a decrease of $48.4 million, or 9.2%, as compared to $523.5 million for the year ended December 31, 2016. The decrease between periods was primarily due to the 9.8% decrease in average weekly student enrollment at our academic institution from 48,647 students during the year ended December 31, 2016 to 43,872 students for the year ended December 31, 2017. Tuition revenue for the year ended December 31, 2017 was $544.1 million, a decrease of $46.4 million, or 7.9%, as compared to $590.5 million for the year ended December 31, 2016. The decrease between periods was primarily due to the decrease in average weekly enrollment, partially offset by the approximate 2.0% tuition increase on April 1, 2017. Additionally, revenue generated from course digital materials and related fees for the year ended December 31, 2017was $17.7 million, a decrease of $1.8 million, or 9.2%, as compared to $19.5 million for the year ended December 31, 2016. The decrease in revenue between periods was also partially due to an increase in institutional scholarships. Institutional scholarships for the year ended December 31, 2017 was $103.6 million, an increase of $3.6 million, or 3.6%, as compared to $99.9 million for the year ended December 31, 2016.
Instructional costs and services. Our instructional costs and services for the year ended December 31, 2017 were $235.4 million, a decrease of $27.9 million, or 10.6%, as compared to instructional costs and services of $263.3 million for the year ended December 31, 2016. The decrease between periods was reflective of the decrease in student enrollment at our academic institutions as discussed above. Specific decreases between periods include decreases in direct compensation (a reduction in cost driven by financial aid processing activities being brought in-house) of $9.3 million, corporate support services of $5.6 million, instructor fees of $4.5 million, facilities costs of $4.2 million, license fees of $2.5 million, bad debt expense of $1.7 million, and amortization of intangible assets of $1.3 million. These decreases were partially offset by an increase in information technology costs of $1.2 million.
Our instructional costs and services decreased as a percentage of revenue to 49.5% for the year ended December 31, 2017, as compared to 50.3% for the year ended December 31, 2016. The decrease of 0.8% as a percentage of revenue primarily resulted from decreases in facilities costs of 0.6%, corporate support services of 0.4%, license fees of 0.3%, instructor fees of 0.3% and amortization of intangible assets of 0.2%, partially offset by increases in information technology costs of 0.6% and bad debt expense of 0.3%. As a percentage of revenue, bad debt expense increased to 6.4% for the year ended December 31, 2017, compared to 6.1% for the year ended December 31, 2016. We continue to implement changes in our processes which we believe will help us reach our goal of reducing this expense as a percentage of revenue over time.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the year ended December 31, 2017 were $175.4 million, a decrease of $26.8 million, or 13.3%, as compared to admissions advisory and marketing expenses of $202.2 million for the year ended December 31, 2016. As a result of our change in marketing strategy and the shift in advertising mix, specific factors contributing to the overall decrease between periods were primarily due to a decrease in compensation expense of $18.4 million, net facilities costs of $7.0 million, advertising costs of $6.0 million, and information technology costs of $2.9 million, partially offset by increases in corporate support services of $5.9 million, and consulting and professional fees of $0.8 million.
Our admissions advisory and marketing expenses decreased as a percentage of revenue to 36.9% for the year ended December 31, 2017 from 38.6% for the year ended December 31, 2016. The decrease of 1.7% as a percentage of revenue was primarily due to decreases in compensation expense of 2.0%, facilities costs of 1.1% and information technology costs of 0.4%, partially offset by increases as a percentage of revenue in corporate support services of 1.0%, and advertising costs of 0.3%.
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
Our general and administrative expenses increased as a percentage of revenue to 10.0% for the year ended December 31, 2017 from 9.3% for the year ended December 31, 2016. The increase of 0.7% as a percentage of revenue included increases in professional fees of 1.1%, and administrative compensation of 0.3%, partially offset by a decrease in corporate support services of 0.6% and net facilities costs of 0.3%.
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
Restructuring and impairment charges. Our restructuring and impairment charges for the year ended December 31, 2017 were $8.7 million, comprised of $5.8 million of lease exit costs for properties in San Diego, $2.2 million relating to severance costs for wages and benefits resulting from a reduction in force and $0.8 million for asset impairments. The costs were partially offset by a decrease in student transfer costs $0.1 million. Our restructuring and impairment charges for the year ended December 31, 2016 were $19.3 million, comprised of $14.5 million of lease exit costs for properties in San Diego, $2.7 million relating to severance costs for wages and benefits resulting from a reduction in force to help better align personnel resources with the decline in student enrollment and $2.2 million for asset impairments, partially offset by a decrease in student transfer costs of $0.1 million.
Other income, net. Our other income, net, for the year ended December 31, 2017 was $1.5 million, a decrease of $0.8 million as compared to other income, net, of $2.3 million for the year ended December 31, 2016. The decrease between periods was primarily a result of decreased interest income due to changes in the levels of average cash and cash equivalents and investment balances.
Income tax benefit. Income tax benefit for the year ended December 31, 2017 was $1.2 million as compared to income tax benefit of $7.9 million for the year ended December 31, 2016, or a decrease of $6.7 million in income tax benefit. Income tax benefit was recognized at effective tax rates of (14.8)% and 19.2% for the years ended December 31, 2017 and 2016, respectively. The change in the income tax benefit is mainly attributable to the tax refund claims associated with the 2016 net operating loss carryback to the tax year 2014.

Net income (loss). Our net income for the year ended December 31, 2017 was $9.1 million compared to net loss of $33.1 million for the year ended December 31, 2016, a $42.2 million increase in net loss as a result of the factors discussed above.
Liquidity and Capital Resources
Liquidity
We financed our operating activities and capital expenditures during the years ended December 31, 2018 and 2017 either through cash provided by operating activities or through cash on hand. Our cash and cash equivalents at December 31, 2018 and 2017, were $166.3 million and $185.1 million, respectively, which can be used for operating activities or capital expenditures. Additionally, at December 31, 2018 and 2017, we had restricted cash of $24.3 million and $20.4 million, respectively, as well as investments of $2.1 million and $2.1 million, respectively.
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
Stock repurchase programs
The Company's board of directors (the “board”) may authorize us to repurchase outstanding shares of its common stock from time to time in the open market through block trades or otherwise depending on market conditions and other considerations, pursuant to the applicable rules of the SEC. The Company's policy is to retain these repurchased shares as treasury shares and not to retire them. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. The timing and extent of any repurchases will depend upon market conditions, the trading price of our shares and other factors, and subject to the restrictions relating to volume, price and timing under applicable law. We may commence or suspend share repurchases at any time or from time to time. For information regarding share repurchases, refer to Note 17, “Stock Repurchase Programs” to our consolidated financial statements included elsewhere in this report.
Available borrowing facilities
We had no borrowings outstanding as of December 31, 2018. The Company had issued letters of credit that are collateralized with cash in the aggregate amount of $14.9 million, which is included as restricted cash as of December 31, 2018.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. As of December 31, 2018, the Company's total available surety bond facility was $6.5 million and the surety had issued bonds under the facility totaling $4.2 million on the Company's behalf.
Title IV and other governmental funding
Our institution derives the substantial majority of its respective cash revenues from students who enroll and are eligible for various federal student financial assistance programs authorized under Title IV of the Higher Education Act. In the year ended December 31, 2018, Ashford University derived 78.6% of their respective cash revenues from Title IV program funds, calculated in accordance with applicable Department regulations. Our institution is subject to significant regulatory scrutiny as a result of numerous standards that must be satisfied in order to participate in Title IV programs. For additional information regarding Title IV programs and the regulation thereof, see “Regulation” in Item 1, “Business”. The balance of revenues derived by our institution is from government tuition assistance programs for military personnel, including veterans, payments made in cash by individuals, reimbursement from corporate partnerships and private loans from third parties. For additional information, see the section entitled “Student Financing” in Item 1, “Business”.
If we were to become ineligible to receive Title IV and other governmental funding, our liquidity would be significantly impacted. The timing of disbursements under Title IV programs is based on federal regulations and our ability to successfully and timely arrange financial aid for our institution's students. Title IV funds are generally provided in multiple disbursements before we earn a significant portion of tuition and fees and incur related expenses over the period of instruction. Students must apply for new loans and grants each academic year. These factors, together with the timing at which our institution's students begin their programs, affect our revenues and operating cash flow.

Financial responsibility
For the fiscal year ended December 31, 2017, the consolidated composite score calculated was 2.3, satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. We expect the consolidated composite score to be 2.2 for the year ended December 31, 2018. However, the consolidated calculation is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2018. Additionally, for the year ended December 31, 2018, the composite score at our institution is higher than the consolidated score. For additional information, see “Regulation — Department Regulation of Title IV Programs — Financial responsibility” in Part I, “Business.”
Operating activities
Net cash used in operating activities was $7.6 million for 2018, compared to net cash used in operating activities of $4.1 million for 2017, and net cash provided by operating activities of $11.1 million for 2016. The increase in the net cash used in operating activities of $3.5 million from 2017 to 2018 was primarily due to a decrease in net income of $4.5 million, decrease in provisions for bad debt (partially due to the impact of ASC 606) of $4.2 million (net of the change in accounts receivable), and the release of uncertain tax positions during the current year, captured in the change in other liabilities year over year. These changes were offset by a greater decrease in prepaids and other current assets during current year versus prior year, resulting in an increase in cash provided by operating activities of $3.9 million, and a decrease in other assets (net of long-term restricted cash included in other assets) as a result of a decrease in long term prepaids, resulting in an increase in cash provided by operating activities of $2.8 million. In addition, there was a lower decrease in accounts payable and accrued liabilities than in prior year of $0.7 million, due to overall operating expense decreasing year over year. The decrease of $15.2 million from 2016 to 2017 was primarily due to a relative decrease in the changes in accounts payable and accrued liabilities of $17.7 million due to the timing of lease termination costs, decrease in prepaids and other current assets of $12.9 million due to the timing of income tax receivables, and decrease in other long-term assets of $6.3 million. In addition, there was a loss on student loans receivable of $7.5 million in 2016, whereas there was none in 2017. There was also a decrease in the loss on termination of leased space of $7.4 million, and lower depreciation and amortization by $4.2 million. These decreases were mainly offset by an increase in net income of $42.2 million. We expect to generate cash from our operating activities in the foreseeable future.
Investing activities
Net cash used in investing activities was $3.5 million for 2018, compared to net cash provided by investing activities of $43.7 million and $14.7 million for 2017 and 2016, respectively. During 2018, there were no maturities of investments and we purchased $1.1 million of investments. This is compared to maturities of investments of $47.7 million and purchases of investments of $0.3 million in 2017, as well as maturities of investments of $37.8 million and purchases of investments of $20.3 million in 2016. Capital expenditures were $2.6 million, $3.4 million and $1.9 million for 2018, 2017 and 2016, respectively. For the year ending December 31, 2019, we expect our capital expenditures to be approximately $26.0 million.
Financing activities
Net cash used in financing activities was $3.8 million, $166.4 million and $0.3 million for 2018, 2017 and 2016, respectively. During 2018, net cash used in financing activities was primarily due to the repurchases of common stock of $2.4 million, tax withholdings related to the net exercise of stock options of $1.1 million, as well as cash used for the tax withholdings related to vesting of restricted stock awards of $0.9 million. During 2017, net cash used in financing activities was primarily due to the repurchases of common stock of $168.7 million, as well as cash used for the tax withholdings related to vesting of restricted stock awards of $1.9 million, partially offset by the cash provided by option exercises of $3.8 million. During 2016, cash used in financing activities primarily reflects the cash used for the tax withholdings related to vesting of restricted stock awards of $1.9 million, partially offset by the cash provided by option exercises of $1.3 million.
Based on our current level of operations, we believe that our future cash flows from operating activities and our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. However, changes could occur that would consume our available capital resources before that time. Our capital requirements depend on numerous factors, including our ability to continue to generate revenue. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all. For additional information, see Part I, Item 1A, “Risk Factors” which also discuss material risks and uncertainties.

Off-Balance Sheet Arrangements and Significant Contractual Obligations
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. We entered into a surety bond facility with an insurance company to provide such bonds when required. As of December 31, 2018, our total available surety bond facility was $6.5 million and the surety had issued bonds totaling $4.2 million on our behalf under such facility.
The following table sets forth, as of December 31, 2018, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
	Total	2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Operating lease obligations	$61,040	$20,382	$9,936	$6,460	$3,826	$2,726	$17,710
Other contractual obligations	43,146	18,531	10,410	4,050	2,620	2,535	5,000
Uncertain tax positions	865	—	865	—	—	—	—
Total	$105,051	$38,913	$21,211	$10,510	$6,446	$5,261	$22,710
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of December 31, 2018, we had no outstanding borrowings.
Our future investment income may fall short of expectations due to changes in interest rates. At December 31, 2018, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BRIDGEPOINT EDUCATION, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Bridgepoint Education, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bridgepoint Education, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2019, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers in fiscal year 2018 due to the adoption of the new revenue standard. The Company adopted the new revenue standard using a modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 12, 2019
We have served as the Company's auditor since 2016.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

BRIDGEPOINT EDUCATION, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$166,307	$185,098
Restricted cash	18,619	20,428
Investments	2,068	2,065
Accounts receivable, net	27,015	24,174
Prepaid expenses and other current assets	18,255	22,388
Total current assets	232,264	254,153
Property and equipment, net	16,860	10,434
Goodwill and intangibles, net	12,441	14,593
Other long-term assets	7,927	5,456
Total assets	$269,492	$284,636
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	62,792	71,165
Deferred revenue and student deposits	63,834	70,766
Total current liabilities	126,626	141,931
Rent liability	3,183	7,001
Lease financing obligation	8,634	—
Other long-term liabilities	3,435	12,708
Total liabilities	141,878	161,640
Commitments and contingencies (see Note 21)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 65,289 and 64,887 issued, and 27,168 and 27,158 outstanding, at December 31, 2018 and 2017, respectively	653	649
Additional paid-in capital	205,157	201,755
Retained earnings	429,992	426,356
Treasury stock, 38,121 and 37,729 shares at cost at December 31, 2018 and 2017, respectively	(508,188)	(505,764)
Total stockholders' equity	127,614	122,996
Total liabilities and stockholders' equity	$269,492	$284,636
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue	$443,373	$475,113	$523,518
Costs and expenses:
Instructional costs and services	217,700	235,390	263,337
Admissions advisory and marketing	168,751	175,389	202,206
General and administrative	52,980	47,381	48,843
Legal settlement expense	141	1,845	33,088
Restructuring and impairment charges	7,794	8,682	19,276
Total costs and expenses	447,366	468,687	566,750
Operating income (loss)	(3,993)	6,426	(43,232)
Other income, net	1,047	1,511	2,306
Income (loss) before income taxes	(2,946)	7,937	(40,926)
Income tax benefit	(7,582)	(1,174)	(7,875)
Net income (loss)	$4,636	$9,111	$(33,051)

Income (loss) per share:
Basic	$0.17	$0.28	$(0.71)
Diluted	$0.17	$0.28	$(0.71)
Weighted average number of common shares outstanding used in computing income (loss) per share:
Basic	27,135	32,058	46,228
Diluted	27,563	32,794	46,228
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$4,636	$9,111	$(33,051)
Other comprehensive gain, net of tax:
Unrealized gains on investments	—	1	98
Comprehensive income (loss)	$4,636	$9,112	$(32,953)
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain/(Loss)	Treasury Stock
	Shares	Par Value					Total
Balance at January 1, 2016 (as restated, see Note 2)	63,407	$634	$188,863	$450,296	$(99)	$(337,069)	$302,625
Stock-based compensation	—	—	7,317	—	—	—	7,317
Exercise of stock options	306	3	1,328	—	—	—	1,331
Stock issued under employee stock purchase plan	35	1	245	—	—	—	246
Stock issued under restricted stock plan, net of shares held for taxes	287	3	(1,899)	—	—	—	(1,896)
Net loss	—	—	—	(33,051)	—	—	(33,051)
Unrealized gains on investments, net of tax	—	—	—	—	98	—	98
Balance at December 31, 2016	64,035	641	195,854	417,245	(1)	(337,069)	276,670
Stock-based compensation	—	—	3,632	—	—	—	3,632
Exercise of stock options	537	5	3,843	—	—	—	3,848
Stock issued under employee stock purchase plan	34	1	288	—	—	—	289
Stock issued under restricted stock plan, net of shares held for taxes	281	2	(1,862)	—	—	—	(1,860)
Repurchase of common stock	—	—	—	—	—	(168,695)	(168,695)
Net income	—	—	—	9,111	—	—	9,111
Unrealized gains on investments, net of tax	—	—	—	—	1	—	1
Balance at December 31, 2017	64,887	649	201,755	426,356	—	(505,764)	122,996
Adoption of accounting standards (Note 2)	—	—	—	(1,000)	—	—	(1,000)
Stock-based compensation	—	—	4,787	—	—	—	4,787
Exercise of stock options	122	2	453	—	—	—	455
Net share settlement of stock options	—	—	(1,097)	—	—	—	(1,097)
Stock issued under employee stock purchase plan	34	—	210	—	—	—	210
Stock issued under restricted stock plan, net of shares held for taxes	246	2	(951)	—	—	—	(949)
Repurchase of common stock	—	—	—	—	—	(2,424)	(2,424)
Net income	—	—	—	4,636	—	—	4,636
Balance at December 31, 2018	65,289	$653	$205,157	$429,992	$—	$(508,188)	$127,614
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEPOINT EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$4,636	$9,111	$(33,051)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for bad debts	22,834	30,294	32,022
Depreciation and amortization	6,786	8,863	13,082
Amortization of premium/discount	—	20	68
Deferred income taxes	(19)	(600)	28
Stock-based compensation	4,787	3,632	7,317
Loss on impairment of student loans receivable	—	—	7,542
Net loss (gain) on marketable securities	89	(274)	(164)
Loss on termination of leased space	2,943	5,829	13,244
Loss on disposal or impairment of fixed assets	1,406	864	3,024
Loss on impairment of goodwill and intangibles	495	—	—
Changes in operating assets and liabilities:
Accounts receivable	(27,007)	(30,343)	(31,724)
Prepaid expenses and other current assets	4,133	280	13,225
Student loans receivable	—	—	876
Other long-term assets	2,843	(3,066)	3,274
Accounts payable and accrued liabilities	(12,190)	(12,908)	4,778
Deferred revenue and student deposits	(6,598)	(5,605)	(13,572)
Other liabilities	(12,729)	(10,172)	(8,886)
Net cash (used in) provided by operating activities	(7,591)	(4,075)	11,083
Cash flows from investing activities
Capital expenditures	(2,581)	(3,387)	(1,925)
Purchases of investments	(1,067)	(315)	(20,260)
Capitalized costs for intangible assets	(873)	(553)	(830)
Sales of investments	975	214	—
Maturities of investments	—	47,725	37,756
Net cash (used in) provided by investing activities	(3,546)	43,684	14,741
Cash flows from financing activities
Proceeds from exercise of stock options	455	3,848	1,331
Tax withholdings related to net exercise of stock options	(1,097)	—	—
Proceeds from the issuance of stock under employee stock purchase plan	210	289	246
Tax withholding on issuance of stock awards	(949)	(1,860)	(1,896)
Repurchase of common stock	(2,424)	(168,695)	—
Net cash used in financing activities	(3,805)	(166,418)	(319)
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,942)	(126,809)	25,505
Cash, cash equivalents and restricted cash at beginning of period	205,526	332,335	306,830
Cash, cash equivalents and restricted cash at end of period	$190,584	$205,526	$332,335

Supplemental disclosure of cash flow information:
Cash paid for interest	$73	$65	$62
Cash (received) paid for income taxes, net	$(3,380)	$387	$(20,788)

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$25	$379	$—
Issuance of common stock for vested restricted stock units	$2,760	$4,779	$4,847
Property and equipment under build-to-suit leases	$9,861	$—	$—
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
Restatement of Previously Issued Consolidated Financial Statements
Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2017, the Company determined that prior financial statements had errors related to revenue for the Full Tuition Grant program portion of our student contracts which was misstated due to allowances that had not been properly determined and computational errors, which also resulted in misstatements in accounts receivable and its provision for bad debts and deferred revenue and student deposits. As a result, the Company has restated the accompanying 2017 and 2016 consolidated financial statements from amounts previously reported to correct these matters. The Company recorded a cumulative adjustment to retained earnings of $1.0 million to its opening balance sheet as of January 1, 2016 for the immaterial adjustments impacting 2015 and prior. The restatement does not impact net cash flows used in operations in any period. Management considers the restatement to be immaterial.
The following tables present the impact of the restatement corrections on the previously issued consolidated financial statements. The following tables are presented in thousands, except per share data:

	As Reported	As Restated
Consolidated balance sheet data:	December 31, 2017
Accounts receivable, net	$27,077	$24,174
Total current assets	$257,056	$254,153
Total assets	$287,539	$284,636
Deferred revenue and student deposits	$68,207	$70,766
Total current liabilities	$139,372	$141,931
Total liabilities	$159,081	$161,640
Retained earnings	$431,818	$426,356
Total stockholders’ equity	$128,458	$122,996
Total liabilities and stockholders’ equity	$287,539	$284,636

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	As Reported	As Restated	As Reported	As Restated
	Year Ended
Consolidated statements of income (loss) and comprehensive income (loss) data:	December 31, 2017		December 31, 2016
Revenue	$478,397	$475,113	$527,090	$523,518
Instructional costs and services	$237,248	$235,390	$263,898	$263,337
Total costs and expenses	$470,545	$468,687	$567,311	$566,750
Operating income (loss)	$7,852	$6,426	$(40,221)	$(43,232)
Income (loss) before income taxes	$9,363	$7,937	$(37,915)	$(40,926)
Net income (loss)	$10,537	$9,111	$(30,040)	$(33,051)
Basic income (loss) per share	$0.33	$0.28	$(0.65)	$(0.71)
Diluted income (loss) per share	$0.32	$0.28	$(0.65)	$(0.71)
Comprehensive income (loss)	$10,538	$9,112	$(30,138)	$(32,953)

	As Reported	As Restated	As Reported	As Restated
	Year Ended
Consolidated statement of cash flow data:	December 31, 2017		December 31, 2016
Net income (loss)	$10,537	$9,111	$(30,040)	$(33,051)
Provision for bad debts	$32,151	$30,294	$32,583	$32,022
Accounts receivable	$(32,771)	$(30,343)	$(34,790)	$(31,724)
Deferred revenue and student deposits	$(6,460)	$(5,605)	$(14,078)	$(13,572)
Cash flows provided by (used in) operating activities	$(4,075)	$(4,075)	$11,083	$11,083

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Consolidated statement of stockholders equity data:	December 31, 2017		December 31, 2016		January 1, 2016
Retained earnings	$431,818	$426,356	$421,281	$417,245	$451,321	$450,296
Total stockholders’ equity	$128,458	$122,996	$280,706	$276,670	$303,650	$302,625
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents is comprised of cash and other short-term highly liquid investments that are readily convertible into known amounts of cash. The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.
The Company's restricted cash is primarily held in money market accounts, and is excluded from cash and cash equivalents on the Company's consolidated balance sheets. The majority of restricted cash represents funds held for students from Title IV financial aid programs that result in credit balances on a student’s account or funds held for students to be refunded in connection with a legal settlement. To a lesser extent, restricted cash also represents amounts held as collateral for letters of credit, a portion of which is considered long-term. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	As of December 31,
	2018	2017	2016
Cash and cash equivalents	$166,307	$185,098	$307,802
Restricted cash, current	18,619	20,428	24,533
Restricted cash, long-term	5,658	—	—
Total cash, cash equivalents and restricted cash	$190,584	$205,526	$332,335
Investments
The Company has historically held investments that consisted of mutual funds, corporate notes and bonds, and certificates of deposit. As of December 31, 2018, the Company held investments solely in mutual funds. The Company's investments are denominated in U.S. dollars, are investment grade and are readily marketable. The Company considers as current assets those investments which will mature or are likely to be sold in less than one year.
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
Deferred Compensation
The Company has a deferred compensation plan, into which eligible participants can defer a maximum of 80% of their regular compensation and a maximum of 100% of their incentive compensation. The amounts deferred by the participant under this plan are credited with earnings or losses based upon changes in values of participant elected notional investments. Each participant is fully vested in the participant amounts deferred. The Company may make contributions that will generally vest according to a four-year vesting schedule. After four years of service, participants become fully vested in the employer contributions upon reaching normal retirement age, death, disability or a change in control. The Company's obligations under the deferred compensation plan totaled $1.5 million and $1.4 million as of December 31, 2018 and 2017, respectively, and are included in other long-term liabilities in the consolidated balance sheets. The Company's assets relating to the deferred compensation plan totaled $2.1 million and $2.1 million as of December 31, 2018 and 2017, respectively, and are included in investments in the consolidated balance sheets.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consists of student accounts receivable, which represent amounts due for tuition, course digital materials, technology fees and other fees from currently enrolled and former students. Students generally fund their education through grants and/or loans under various Title IV programs, tuition assistance from military and corporate employers or personal funds. Generally, payments are due on the respective course start date and are considered past due dependent upon the student's payment terms. In general, an account is considered delinquent 120 days after the course start date.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
Student Loans Receivable and Loan Loss Reserves
During 2016, the Company reached a settlement with the Consumer Financial Protection Bureau, and in accordance with the terms of the settlement, all existing student loans receivable were written off. The Company’s institution has already ceased offering institutional loans, and no such loans were made after the year ended December 31, 2014. Before being written off, student loans receivable was stated at the amount management expected to collect from outstanding balances. For tuition related student loan receivables, the Company had estimated an allowance for doubtful accounts, similar to that of accounts receivable, based on (i) an assessment of individual loans receivable over a specific aging and amount, (ii) consideration of the nature of the receivable accounts, (iii) potential changes in the business or economic environment and (iv) related FICO scores and other industry metrics. The related provision for bad debts for the year ended December 31, 2016 were $0.2 million, and is recorded within instructional costs and services in the consolidated statements of income (loss).
The Company had also recorded a loss reserve for the full book value of any impaired loans. For the year ended December 31, 2016, there was $0.2 million recorded for loan loss reserves. The loan loss reserve was maintained at a level deemed adequate by management based on a periodic analysis of the individual loans and is recorded within instructional costs and services in the consolidated statements of income (loss).
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Impairment of Long-Lived Assets
The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded if the carrying amount of the long-lived asset is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds fair value and is recorded as a reduction in the carrying value of the related asset and an expense to operating results. For additional information, see Note 4, “Restructuring and Impairment Charges.”
Goodwill and Other Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter of each fiscal year, or more frequently if events and circumstances warrant.
To evaluate the impairment of goodwill, the Company first assesses qualitative factors, such as deterioration in general economic conditions or negative company financial performance, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The Company's assessment of goodwill during the fourth quarter of fiscal 2018 indicated that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. If negative qualitative indicators had been noted above, the Company would then need to assess the fair value of its reporting unit to determine whether it was greater or less than its carrying values. The Company's assessment of goodwill during the fourth quarter of fiscal 2018 resulted in impairment of goodwill of $0.1 million, due to the closure of a component of the Company's business.
To evaluate the impairment of the indefinite-lived intangible assets, the Company assessed the fair value of the assets to determine whether they were greater or less than the carrying values. Determining the fair value of indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions are inherently uncertain, and may include such items as growth rates used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and a determination of appropriate market comparables. The Company's assessment of indefinite-lived intangible assets during the fourth quarter of fiscal 2018 resulted in impairment of intangibles of $0.4 million, due to the closure of a component of the Company's business.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
The Company's institutions' online students generally enroll in a program that encompasses a series of five to six-week courses that are taken consecutively over the length of the program. With the exception of those students under conditional admission and students enrolled under the Corporate Full Tuition Grant (“FTG”) program, online students are billed on a payment period basis on the first day of a course. Students under conditional admission are billed for the payment period upon matriculation.
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
In certain cases, the Company's institution provides scholarships to students who qualify under various programs. These scholarships are recognized as direct reductions of revenue consistent with the timing of recognition associated with the related performance obligations. Also, for some customers, the Company does not expect to collect 100% of the consideration to which it is contractually entitled and, as a result, those customers may receive discounts or price adjustments that, based on historical Company practice, represent implied price concessions and are accounted for as variable consideration. The majority of these price concessions relate to amounts charged to students for goods and services, which management has determined will not be covered by the student’s primary funding source (generally, government aid) and, as a result, the student will become directly financially responsible for them. The reduction in the transaction price that results from this estimate of variable consideration reflects the amount the Company does not expect to be entitled to in exchange for the goods and services it will transfer to the students, as determined using historical experience and current factors, and includes performing a constraint analysis. These estimates of variable consideration are recorded as direct reductions of revenue consistent with the timing of recognition associated with the related performance obligation.
A portion of tuition revenue, technology fee revenue, and digital materials revenue is generated from contracts with students enrolled under the corporate FTG program, which is a 12-month grant that, when combined with a corporate partner’s annual tuition assistance program, enables eligible students to earn their degree without incurring student loan debt. Students enrolled under this program are eligible to take up to ten undergraduate or eight graduate courses per 12-month grant period and must first utilize 100% of the funds awarded under their employer’s annual tuition assistance program before they can be awarded the FTG grant. The grants awarded by Ashford University under the FTG program are considered a material right, and, as such, the Company records a contract liability for a portion of the consideration received or due under these contracts. The contract liability is recorded in deferred revenue and student deposits on the Company’s consolidated balance sheets, and further discussed in the paragraph on deferred revenue below. The standalone selling price of the material right is determined based on the observable standalone selling price of the courses. The transaction price in each FTG contract is allocated to this material right on a relative standalone selling price basis. The contract liability is recognized as revenue at the earlier of satisfaction of the future obligation or contract termination. There are no material differences between the timing of the products and services transferred and the payment terms.
Deferred revenue consists of cash payments that are received or due in advance of performance as well as deferrals associated with certain contracts that include a material right. For the majority of the Company’s customers, payment for products and services is due at the beginning of each course. Billing of products and services transferred under a FTG student

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

contract generally occurs after the conclusion of a course. Under special circumstances, some customers may be offered non-interest bearing payment plan arrangements that can extend for up to a maximum of three years. These payment plan arrangements give rise to significant financing components. However, since the Company historically collects substantially all the consideration to which it expects to be entitled under such payment plans within one year or less, the impact of these significant financing components is not material to any period presented.
Workers' Compensation
The Company records a gross liability for estimated workers' compensation claims, incurred but not yet reported, as of each balance sheet date. The Company also records the gross insurance recoverable due for individual claim amounts. This is recorded as an other asset and as an equal accrued liability. The stop-loss premium is determined annually, but invoiced and paid on a quarterly basis. The related insurance premiums are expensed ratably over the coverage period.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
Advertising costs, a subset of admissions advisory and marketing costs, consists primarily of marketing leads and other branding and promotional activities. These advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. Advertising costs were $74.8 million, $75.7 million and $83.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Restructuring and Impairment Charges
Restructuring and impairment charges are primarily comprised of i) charges related to the write off of certain fixed assets and assets abandoned, ii) student transfer costs relating to the closure of certain components of the Company's business, iii) severance costs related to headcount reductions made in connection with restructuring plans and iv) estimated lease losses related to facilities vacated or consolidated under restructuring plans.
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
Comprehensive Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. The following table summarizes the components of other comprehensive gain (loss) and the related tax effects for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Unrealized gains (losses) on investments
Year ended:	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
December 31, 2018	$—	$—	$—
December 31, 2017	$1	$—	$1
December 31, 2016	$157	$(59)	$98
There were no reclassifications out of other comprehensive income, relating to the net realized gain on the sale of securities, during the years ended December 31, 2018, 2017 and 2016.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	Closing balance at December 31, 2017	Adjustments due to ASC 606	Opening balance at January 1, 2018
Accounts receivable, net	$24,174	$(1,333)	$22,841
Deferred revenue and student deposits	$70,766	$(333)	$70,433
Retained earnings	$426,356	$(1,000)	$425,356
The following tables present the impact of changes to the consolidated financial statement line items as a result of applying ASC 606 to the twelve months ended December 31, 2018 (in thousands):

	As Reported under ASC 606	Adjustments due to ASC 606	Amounts under ASC 605
Revenue	$443,373	$6,638	$450,011
Instructional costs and services (1)	$217,700	$6,469	$224,169
Net income	$4,636	$169	$4,805
(1) Adjustment for instructional costs and services is due to change in provision for bad debts.

	As of December 31, 2018
	As Reported under ASC 606	Adjustments due to ASC 606	Amounts under ASC 605
Accounts receivable, net	$27,015	$1,748	$28,763
Deferred revenue and student deposits	$63,834	$579	$64,413
Retained earnings	$429,992	$(1,169)	$428,823
Comparative historical information on the consolidated statement of income has not been restated and continues to be reported under ASC 605. For further information regarding the disaggregation of revenue recorded in the current period, refer to Note 3, “Revenue Recognition” to the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases at the lease commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Lessees will no longer be provided with a source of off-balance sheet financing. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. Public companies should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects to adopt the new standard on January 1, 2019 and use the effective date as its date of initial application.
A modified retrospective transition approach would require applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. An entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides several optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable. The standard also provides practical expedients for an entity’s ongoing accounting. The Company

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

currently expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize right-of-use assets or lease liabilities, and this includes not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for all its leases.
The Company expects that ASU 2016-02 will have a material effect on its financial statements. While the Company continues to assess all of the effects of adoption, it currently believes the most significant effects relate to (1) the recognition of new right-of-use assets and lease liabilities on its balance sheet for real estate operating leases; (2) the derecognition of existing assets and liabilities for certain assets under construction in build-to-suit lease arrangements that the Company will lease when construction is complete; and (3) providing significant new disclosures about its leasing activities. The Company does not expect a significant change in its leasing activities between now and adoption.
Upon adoption, the Company expects to recognize right-of-use assets of approximately $24.9 million, with corresponding operating lease liabilities of approximately $33.3 million. The operating lease liabilities are based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company plans to use its estimated incremental borrowing rate based on information available at the date of adoption in calculating the present value of its existing lease payments.  The incremental borrowing rate will be determined using the U.S. Treasury rate adjusted to account for the Company’s credit rating and the collateralized nature of operating leases.
Upon adoption, the Company also expects to derecognize an existing debt obligation of $8.6 million with corresponding construction-in-process of the same amount for an asset under construction in build-to-suit lease arrangements. Upon completion of the related build-to-suit construction, the Company expects to recognize a new right-of-use asset and lease liability on its balance sheet for the associated lease. The Company does not expect any material adjustments to the opening balance of retained earnings upon adoption of the new standard given the nature of the impacts and the other transition practical expedients elected by the Company. The Company does not expect the adoption of this standard to have a material impact on the recognition, measurement or presentation of lease expenses within its consolidated statements of operations or cash flows.
In June 2018, the FASB issued ASU 2018-07, Improvements to Non-Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the literature, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees currently under ASC 718, Compensation - Stock Compensation. Board members are the only non-employees that the Company grants to, who are treated as “employees” under ASC 718. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. The Company believes that the adoption of ASU 2018-07 will not have a significant impact on the Company’s consolidated financial statements.
3. Revenue Recognition
The following table presents the Company’s net revenue disaggregated based on the revenue source (in thousands):

Twelve Months Ended December 31, 2018
Tuition revenue, net	$402,711
Digital materials revenue, net	24,730
Technology fee revenue, net	14,047
Other revenue, net (1)	1,885
Total revenue, net	$443,373
(1) Primarily consists of revenues generated from services such as graduation fees, transcript fees, and other miscellaneous services.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The following table presents the Company’s net revenue disaggregated based on the timing of revenue recognition (in thousands):

Twelve Months Ended December 31, 2018
Over time, over period of instruction	$382,554
Over time, full tuition grant (1)	36,230
Point in time (2)	24,589
Total revenue, net	$443,373

(1)	Represents revenue generated from the corporate full tuition grant (“FTG”) program.

(2)	Represents revenue generated from digital textbooks and other miscellaneous fees.

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
Deferred Revenue
Deferred revenue consists of cash payments that are received or due in advance of the Company’s performance as well as deferrals associated with certain contracts that include a material right. Below are the opening and closing balances of deferred revenue from the Company’s contracts with customers (in thousands):

Deferred Revenue
Opening balance, January 1, 2018	$22,001
Closing balance, December 31, 2018	21,768
Increase (Decrease)	$(233)
For further information on deferred revenue and student deposits, refer to Note 11, “Deferred Revenue and Student Deposits” and for further information on receivables, refer to Note 6, “Accounts Receivable, Net” within the consolidated financial statements.
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
The difference between the opening and closing balances of deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment. For the year ended December 31, 2018, the Company recognized $21.9 million of revenue that was included in the deferred revenue balance as of January 1, 2018. Amounts reported in the closing balance of deferred revenue are expected to be recognized as revenue within the next 12 months.
4. Restructuring and Impairment Charges
The Company has written off certain assets and has implemented various restructuring plans to better align its resources with its business strategy. These related charges are recorded in the restructuring and impairment charges line item on the Company’s consolidated statements of income (loss).
During the years ended December 31, 2018, 2017 and 2016, the Company recognized asset impairment charges of $1.7 million, $0.8 million and $2.2 million, respectively. The charges for this year ending December 31, 2018, related to the

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

impairment of certain fixed assets, goodwill and intangible assets as a result of the closure of a component of the Company's business. The charges in the year ended December 31, 2017 also related to the discontinuation of certain software, and the charges in the year ended December 31, 2016 also related to vacating leased property in 2016 as a result of the decision to close Ashford University’s residential campus in 2015.
With the closure of the residential campus, ground-based Ashford University students were provided opportunities to continue their degrees through individual student transfer agreements. The Company initially recorded restructuring charges relating to future cash expenditures for student transfer agreements based upon several assumptions that were subject to change, including assumptions related to the number of students who elected to continue to pursue their degrees through Ashford University’s online programs. For the years ended December 31, 2018, 2017 and 2016, the Company reassessed this estimate and decreased the related restructuring charges by approximately $0.3 million, $0.1 million and $0.1 million respectively. Offsetting these amounts for the year ended December 31, 2018, were charges relating to the closure of a component of the Company's business, where students had the opportunity to have certain portions of their tuition and fees refunded under the Department regulations regarding “borrower defense to repayment.” The Company currently estimates that a reasonable range for this matter is between $1.5 million and $8.3 million. The Company has recorded an expense of $1.5 million for the year ended December 31, 2018 related to this matter which represents its current best estimate of the cost of resolution of this matter.
The Company has also implemented various reductions in force to help better align personnel resources with the decline in enrollment. During the years ended December 31, 2018, 2017 and 2016, the Company recognized $1.9 million, $2.2 million and $2.7 million, respectively, as restructuring charges related to severance costs for wages and benefits resulting from the reductions in force. The Company anticipates the remainder of these costs will be paid out by the end of the first quarter of 2019 from existing cash on hand.
As part of its continued efforts to streamline operations, the Company vacated or consolidated properties in Denver and San Diego and reassessed its obligations on non-cancelable leases. The fair value estimate of these non-cancelable leases is based on the contractual lease costs over the remaining term, partially offset by estimated future sublease rental income. The estimated rental income considers subleases the Company has executed or expects to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the related facilities. During the years ended December 31, 2018, 2017 and 2016, the Company recorded $2.9 million, $5.8 million and $14.5 million, respectively, as restructuring charges relating to lease exit and other costs, due to reassessment of estimates.
The following table summarizes the amounts recorded in the restructuring and impairment charges line item on the Company's consolidated statements of income (loss) for each of the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Asset impairment	$1,718	$798	$2,215
Student transfer costs	1,186	(120)	(142)
Severance costs	1,947	2,175	2,668
Lease exit and other costs	2,943	5,829	14,535
Total restructuring and impairment charges	$7,794	$8,682	$19,276

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The following table summarizes the changes in the Company's restructuring liability by type during the three-year period ended December 31, 2018 (in thousands):

	Asset Impairment	Student Transfer Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2015	$—	$3,224	$1,744	$13,921	$18,889
Restructuring and impairment charges	2,215	(142)	2,668	14,535	19,276
Payments	—	(1,490)	(3,845)	(9,999)	(15,334)
Non-cash transaction	(2,215)	—	—	—	(2,215)
Balance at December 31, 2016	—	1,592	567	18,457	20,616
Restructuring and impairment charges	798	(120)	2,175	5,829	8,682
Payments	—	(878)	(2,547)	(13,643)	(17,068)
Non-cash transaction	(798)	—	—	—	(798)
Balance at December 31, 2017	—	594	195	10,643	11,432
Restructuring and impairment charges	1,718	1,186	1,947	2,943	7,794
Payments	—	(277)	(1,875)	(10,722)	(12,874)
Non-cash transaction	(1,718)	—	—	—	(1,718)
Balance at December 31, 2018	$—	$1,503	$267	$2,864	$4,634
The restructuring liability amounts are recorded within either the accounts payable and accrued liabilities account or the rent liability account on the consolidated balance sheets. The Company is not complete with its restructuring activities and anticipates additional charges in the foreseeable future.
5. Investments
The following tables summarize the fair value information of total investments as of December 31, 2018 and 2017, respectively (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Mutual funds	$2,068	$—	$—	$2,068

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Mutual funds	$2,065	$—	$—	$2,065
The mutual funds in the tables above, represent the deferred compensation asset balances, which are considered to be trading securities. There were no transfers between level categories for investments during the periods presented. The Company’s money market securities are recorded in the cash and cash equivalents line item on the Company’s consolidated balance sheets, and are classified as Level 1 securities.
There were no differences between amortized cost and fair value of investments as of December 31, 2018 and 2017. There were no reclassifications out of accumulated other comprehensive income during either the twelve months ended December 31, 2018 and 2017. As of December 31, 2018, the $2.1 million of mutual funds, representing the deferred compensation asset balances are considered to be trading securities.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

6. Accounts Receivable, Net
Accounts receivable, net, consists of the following (in thousands):

	As of December 31,
	2018	2017
Accounts receivable	$39,195	$39,363
Less allowance for doubtful accounts	12,180	15,189
Accounts receivable, net	$27,015	$24,174
There is an immaterial amount of accounts receivable, net, at each balance sheet date with a payment due date of greater than one year.
The following table presents the changes in the allowance for doubtful accounts for accounts receivable for the periods indicated (in thousands):

Allowance for doubtful accounts receivable:	Beginning Balance	Charged to Expense	Deductions (1)	Ending Balance
For the year ended December 31, 2018	$15,189	$22,834	$(25,843)	$12,180
For the year ended December 31, 2017	$15,621	$30,294	$(30,726)	$15,189
For the year ended December 31, 2016	$10,114	$31,862	$(26,355)	$15,621

(1)	Deductions represent accounts written off, net of recoveries.
7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	As of December 31,
	2018	2017
Prepaid expenses	$5,445	$6,195
Prepaid licenses	5,840	4,882
Income tax receivable	5,044	8,889
Prepaid insurance	1,077	1,215
Insurance recoverable	723	1,192
Other current assets	126	15
Total prepaid expenses and other current assets	$18,255	$22,388

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

8. Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of December 31,
	2018	2017
Buildings, build-to-suit	$10,434	$—
Furniture and office equipment	31,227	43,330
Software	7,517	12,313
Leasehold improvements	3,430	5,445
Vehicles	22	22
Total property and equipment	52,630	61,110
Less accumulated depreciation and amortization	(35,770)	(50,676)
Total property and equipment, net	$16,860	$10,434
Depreciation and amortization expense associated with property and equipment totaled $4.3 million, $5.5 million and $8.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
9. Goodwill and Intangibles, Net
Goodwill and intangibles, net, consists of the following (in thousands):

	December 31, 2018
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,076	$(19,338)	$1,738
Purchased intangible assets	15,850	(7,219)	8,631
Total definite-lived intangible assets	$36,926	$(26,557)	$10,369
Goodwill and indefinite-lived intangibles			2,072
Total goodwill and intangibles, net			$12,441

	December 31, 2017
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,463	$(19,300)	$2,163
Purchased intangible assets	15,850	(5,987)	9,863
Total definite-lived intangible assets	$37,313	$(25,287)	$12,026
Goodwill and indefinite-lived intangibles			2,567
Total goodwill and intangibles, net			$14,593
Goodwill and indefinite-lived intangibles includes the goodwill resulting from prior period acquisitions and the indefinite-lived intangibles attributable to the accreditation of the Company's institution. Definite-lived intangibles include trademark agreements and digital course materials.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

For the years ended December 31, 2018, 2017 and 2016, amortization expense was $2.5 million, $3.4 million and $4.7 million, respectively. The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
2019	$2,041
2020	1,791
2021	1,549
2022	1,280
2023	1,236
Thereafter	2,472
Total future amortization expense	$10,369
10. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of the following (in thousands):

	As of December 31,
	2018	2017
Accounts payable	$5,313	$5,619
Accrued salaries and wages	7,807	8,573
Accrued bonus	8,147	6,924
Accrued vacation	7,929	8,237
Accrued litigation and fees	8,041	9,886
Accrued expenses	17,692	16,024
Current leases payable	5,768	12,971
Accrued insurance liability	2,095	2,931
Total accrued liabilities	$62,792	$71,165
11. Deferred Revenue and Student Deposits
Deferred revenue and student deposits consists of the following (in thousands):

	As of December 31,
	2018	2017
Deferred revenue	$21,768	$22,001
Student deposits	42,066	48,765
Total deferred revenue and student deposits	$63,834	$70,766

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

12. Other Long-Term Liabilities
Other long-term liabilities consists of the following (in thousands):

	As of December 31,
	2018	2017
Uncertain tax positions	$865	$8,893
Other long-term liabilities	2,570	3,815
Total other long-term liabilities	$3,435	$12,708
13. Credit Facilities
The Company has issued letters of credit that are collateralized with cash in the aggregate amount of $14.9 million, which is included as either restricted cash or other long-term assets in the consolidated balance sheets as of December 31, 2018.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. The Company has entered a surety bond facility with an insurance company to provide such bonds when required. As of December 31, 2018, the Company's total available surety bond facility was $6.5 million and the surety had issued bonds totaling $4.2 million on the Company's behalf under such facility.
14. Lease Obligations
Operating leases
The Company leases certain office facilities and office equipment under non-cancelable lease arrangements that expire at various dates through 2023. The office leases contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $14.9 million, $15.0 million and $23.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Rent expense in certain periods also includes the restructuring and impairment charges recorded and therefore, may differ significantly from cash payments. For additional information, see Note 4, “Restructuring and Impairment Charges.”
The following table summarizes the future minimum rental payments under non-cancelable operating lease arrangements in effect at December 31, 2018 (in thousands):

Year Ended December 31,
2019	$20,382
2020	9,936
2021	6,460
2022	3,826
2023	2,726
Thereafter	17,710
Total minimum payments	$61,040
The Company has agreements to sublease certain portions of its office facilities, with three active subleases as of December 31, 2018. The Company is subleasing approximately 28,300 square feet of office space in San Diego, California with a commitment to lease for 16 months and a net sublease value of $1.0 million. In addition, the Company is subleasing approximately 72,000 square feet of office space in Denver, Colorado with a commitment to lease for 32 months and a net sublease value of $3.2 million.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

During 2018, the Company entered into a lease agreement consisting of approximately 131,000 square feet of office space located in Chandler, Arizona. Although the Company is not the legal owner of the leased space, the Company is involved in the construction and the build-out of the space, and as such, serves as the construction agent on behalf of the landlord. Under such arrangement, the Company has obligations to fund cost over-runs in its capacity as the construction agent, and accordingly has determined that under lease accounting standard ASC 840, Leases, it bears substantially all of the risks and rewards of ownership as measured under GAAP. The Company is therefore required to report the landlord's costs of construction on its balance sheet as a fixed asset during the construction period as if the Company owned such asset. In connection with this arrangement, the Company has recorded $10.4 million in buildings, build-to-suit, in property and equipment, net, with a corresponding lease financing obligation of $8.6 million on the consolidated balance sheets as of December 31, 2018.
15. Income (Loss) Per Share
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
The following table sets forth the computation of basic and diluted income (loss) per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income (loss)	$4,636	$9,111	$(33,051)
Denominator:
Weighted average number of common shares outstanding	27,135	32,058	46,228
Effect of dilutive options and stock units	428	736	—
Diluted weighted average number of common shares outstanding	27,563	32,794	46,228
Income (loss) per share:
Basic	$0.17	$0.28	$(0.71)
Diluted	$0.17	$0.28	$(0.71)
The following table sets forth the number of stock options, RSUs and PSUs excluded from the computation of diluted loss per share for the periods indicated because their effect was anti-dilutive (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock options	2,524	1,850	4,359
Stock units	64	6	730
16. Stock-Based Compensation
The Company recorded $4.8 million, $3.6 million and $7.3 million of compensation expense related to equity awards for the years ended December 31, 2018, 2017 and 2016, respectively. The related income tax benefit was $1.2 million, $1.4 million and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. However, there was no net tax benefit recorded for the equity awards, as the Company was in a full valuation allowance position for the years ended December 31, 2018, 2017 and 2016. The Company records stock-based compensation expense over the vesting term using the graded-vesting method.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Stock Options
The Company grants stock options from its 2009 Stock Incentive Plan (the “2009 Plan”). The compensation committee of the Company's board of directors, or the full board of directors, determines eligibility, vesting schedules and exercise prices for stock options granted under the 2009 Plan. Stock options granted under the 2009 Plan typically have a maximum contractual term of 10 years, subject to the option holder's continuing service with the Company. Stock options are generally granted with a four-year vesting requirement, pursuant to which the option holder must continue providing service to the Company at the applicable vesting date. All stock options granted during the years ended December 31, 2018, 2017 and 2016 were awarded pursuant to the 2009 Plan. Under the 2009 Plan, the number of authorized shares is subject to automatic increase each January 1 through and including January 1, 2019, pursuant to a formula contained in the 2009 Plan, without the need for further approval by the Company's board of directors or stockholders.
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
The following table presents a summary of stock option activity during the years ended December 31, 2018, 2017 and 2016 (in thousands, except for exercise prices and contractual terms):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
December 31, 2015	4,653	$13.72	4.84	$2,556
Granted	375	$10.44
Exercised	(306)	$4.35
Forfeitures and expired	(1,115)	$15.41
December 31, 2016	3,607	$13.64	4.80	$2,025
Granted	332	$10.44
Exercised	(537)	$7.17
Forfeitures and expired	(502)	$15.51
December 31, 2017	2,900	$14.15	4.23	$—
Granted	35	$6.89
Exercised	(798)	$10.50
Forfeitures and expired	(165)	$17.82
December 31, 2018	1,972	$15.19	4.49	$4
Vested and expected to vest at December 31, 2018	1,965	$15.21	4.48	$4
Exercisable at December 31, 2018	1,740	$15.90	4.02	$—
As of December 31, 2018, the Company had 4.2 million shares of common stock reserved for issuance upon the exercise of outstanding stock options and settlement of outstanding stock awards under the Company's equity incentive plans. Shares issued upon stock option exercises and settlements of stock awards are drawn from the authorized but unissued shares of common stock.
During the year ended December 31, 2018, there were 0.8 million stock options exercised with an intrinsic value of $2.3 million. No windfall tax benefit was realized from these exercises. The Company also realized a total tax benefit shortfall of

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

$0.8 million. During the year ended December 31, 2017, there were 0.5 million stock options exercised with an intrinsic value of $2.7 million. The windfall tax benefit realized from these exercises was $0.3 million. The Company also realized a total tax benefit shortfall of $1.6 million. During the year ended December 31, 2016, there were 0.3 million stock options exercised with an intrinsic value of $1.2 million. The windfall tax benefit realized from these exercises was $0.3 million. The Company also realized a total tax benefit shortfall of $3.4 million.
Approximately 0.2 million and 0.3 million stock options expired during the years ended December 31, 2018 and 2017, respectively.
The fair value of each stock option award granted during the years ended December 31, 2018, 2017 and 2016 was estimated on the date of grant using the Black-Scholes option pricing model. The Company's determination of the fair value of share-based awards is affected by the Company's common stock price as well as assumptions regarding several complex and subjective variables.
Below is a summary of the assumptions used for the stock options granted in the years indicated.

	2018	2017	2016
Weighted average exercise price per share	$6.89	$10.44	$10.44
Risk-free interest rate	2.7%	2.1%	1.4%
Expected dividend yield	—	—	—
Expected volatility	41.8%	47.2%	49.8%
Expected life (in years)	5.75	5.75	5.75
Forfeiture rate	13.0%	11.0%	9.0%
Weighted average grant date fair value per share	$2.97	$4.76	$4.91
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
As of December 31, 2018, 2017 and 2016, there was $0.4 million, $0.9 million and $1.4 million, respectively, of unrecognized compensation costs related to unvested stock options. At December 31, 2018, the unrecognized compensation costs of stock options were expected to be recognized over a weighted average period of 1.1 years.
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
The Company also grants certain PSUs under the 2009 Plan to various individuals. During the year ended December 31, 2018, 0.2 million PSUs were granted. There were no PSUs granted during either of the years ended December 31, 2017 or 2016. Each PSU represents the future issuance of one share of the Company's common stock contingent upon achievement of the applicable performance target and the recipient's continued service with the Company through the applicable vesting date.

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

Certain of the PSUs may be earned based on the achievement of a market-based measure, and certain of the PSUs may be earned based on performance-based measures.
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
The assumptions for the portion of the PSU awards subject to earning based on the achievement of a market-based measure are noted in the following table:

2018
Grant price per share	$9.57
Risk-free interest rate	2.9%
Expected dividend yield	—
Historical volatility	52.5%
Expected life (in years)	1.5
Forfeiture rate	13.0%
Weighted average grant date fair value per share	$11.34
A summary of the RSU and PSU activity and related information is as follows (in thousands, except for exercise prices and contractual terms):

	Restricted Stock Units and Performance Stock Units
	Time-Based RSU		Performance-Based PSU		Market-Based PSU
	Number of Shares	Weighted Average Purchase Price	Number of Shares	Weighted Average Purchase Price	Number of Shares	Weighted Average Purchase Price
Balance at December 31, 2015	1,390	$10.78	359	$9.86	966	$5.11
Awarded	505	$10.18	—	—	—	—
Vested	(472)	$10.84	—	—	—	—
Canceled	(289)	$10.69	(92)	$9.86	(231)	$5.19
Balance at December 31, 2016	1,134	$10.52	267	$9.86	735	$5.09
Awarded	473	$10.45	—	—	—	—
Vested	(461)	$10.58	—	—	—	—
Canceled	(302)	$10.51	(103)	$9.86	(300)	$5.04
Balance at December 31, 2017	844	$10.45	164	$9.86	435	$5.13
Awarded	1,121	$7.55	—	—	237	9.57
Vested	(377)	$10.68	—	—	—	—
Canceled	(148)	$9.61	—	$—	(2)	$9.57
Balance at December 31, 2018	1,440	$8.22	164	$9.86	670	$6.69

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

As of December 31, 2018 and 2017, there was $6.4 million and $3.6 million, respectively, of unrecognized compensation costs related to unvested RSUs. At December 31, 2018, the unrecognized compensation costs of RSUs were expected to be recognized over a weighted average period of 1.4 years.
During the year ended December 31, 2018, 0.4 million RSUs vested and were released with a market value of $2.8 million. The related windfall tax benefit realized was approximately $39,000, and the related tax benefit shortfall realized was $0.3 million. During the year ended December 31, 2017, 0.5 million RSUs vested and were released with a market value of $4.8 million. The related windfall tax benefit realized was $0.1 million, and the related tax benefit shortfall realized from the RSUs released was $0.1 million. During the year ended December 31, 2016, 0.5 million RSUs vested and were released with a market value of $4.8 million. There was $0.1 million related windfall tax benefit realized, and the related tax benefit shortfall realized from the RSUs released was $0.2 million.
As of December 31, 2018, there was $2.7 million of unrecognized compensation costs related to unvested PSUs. At December 31, 2018, the unrecognized compensation costs of PSUs were expected to be recognized over a weighted average period of 0.8 years, to the extent the applicable performance criteria are met. No PSUs vested during the years ended December 31, 2018, 2017 and 2016.
17. Stock Repurchase Programs
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
On November 17, 2017, the Company's board authorized a share repurchase program of up to $20.0 million in aggregate value of shares of its common stock over the next 12 months. The timing and extent of any repurchases will depend upon market conditions, the trading price of the Company's shares and other factors, and subject to the restrictions relating to volume, price and timing under applicable law. In addition, the Company may commence or suspend share repurchases at any time or from time to time. Under this program, during the year ended December 31, 2018, the Company repurchased approximately 0.4 million shares of the Company’s common stock for an aggregate purchase price of approximately $2.4 million, including fees.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$(1,836)	$(1,091)	$(8,433)
State	(5,727)	517	530
	(7,563)	(574)	(7,903)
Deferred:
Federal	(12)	(605)	25
State	(7)	5	3
	(19)	(600)	28
Total	$(7,582)	$(1,174)	$(7,875)
On December 22, 2017, H.R.1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”) significantly revised the U.S. tax code that could affect the Company's year ended December 31, 2018, including, but not limited to, lowering the U.S. federal corporate income tax rate from 35% to 21%; bonus depreciation that will allow for full expensing of qualified property; limitations on the deductibility of certain executive compensation and other deductions; and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. The enactment of the Tax Legislation resulted in a one-time remeasurement of the Company's U.S. federal deferred tax assets and liabilities from 35% to the lower enacted corporate tax rate or 21%. The provisional remeasurement of the Company's deferred tax balance was primarily offset by a corresponding change in the valuation allowance in the year ended December 31, 2017. The Company completed its accounting for the income tax effects of the Tax Legislation in 2018, and no material adjustments were required to the provisional amounts initially recorded.
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
As of December 31, 2018, the Company continued to record a full valuation allowance against all net deferred tax assets mainly because the Company was in a three-year cumulative pretax book loss position at December 31, 2018. The Company intends to maintain a valuation allowance against its deferred tax assets until sufficient positive evidence exists to support its reversal.
Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are paid or recovered.
Significant components of the Company’s deferred tax assets and liabilities and balance sheet classifications are as follows (in thousands):

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

	As of December 31,
	2018	2017
Deferred tax assets:
Net operating loss	$5,925	$2,183
Fixed assets	1,543	(291)
Bad debt	1,537	1,194
Vacation accrual	1,954	1,880
Stock-based compensation	5,313	6,435
Deferred rent	2,168	4,818
State tax	—	1,520
Bonus accrual	1,456	1,372
Accrued expenses	3,303	3,711
Revenue reserves	—	2,007
Other	987	766
Total deferred tax assets	24,186	25,595
Valuation allowance	(23,603)	(25,251)
Net deferred tax assets	583	344
Deferred tax liabilities:
Indefinite-lived intangibles	(450)	(517)
Other	(288)	—
Total deferred tax liabilities	(738)	(517)
Total net deferred tax assets (liabilities)	$(155)	$(173)
At December 31, 2018, the Company had federal and state net operating loss carryforwards of $19.9 million and $35.0 million, respectively, which are available to offset future taxable income. The federal and state net operating loss carryforwards will begin to expire in 2021 and 2020, respectively. The Company’s utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Section 382 of Internal Revenue Code of 1986, as amended.
The following table presents a reconciliation of the income tax benefit computed using the federal statutory tax rate of 21% and the Company's provision for income taxes (in thousands):

	Year Ended December 31,
	2018		2017		2016
Computed expected federal tax expense	$(619)	21.0%	$2,778	35.0%	$(14,324)	35.0%
State taxes, net of federal benefit	142	(4.8)	277	3.5	(628)	1.5
Permanent differences	640	(21.7)	(363)	(4.5)	341	(0.8)
Penalty	—	—	—	—	2,800	(6.8)
Uncertain tax positions	(4,422)	150.1	677	8.5	346	(0.9)
Credits	—	—	(466)	(5.9)	(402)	1.0
Stock compensation	879	(29.8)	1,277	16.1	116	(0.3)
Federal tax rate change	—	—	12,726	160.3	—	—
Domestic production activities	(2,245)	76.2	—	—	—	—
Valuation allowance	(1,939)	65.8	(18,169)	(228.9)	3,839	(9.4)
Other	(18)	0.6	89	1.1	37	(0.1)
Income tax benefit	$(7,582)	257.4%	$(1,174)	(14.8)%	$(7,875)	19.2%

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

The Company has recognized a tax benefit of $5.7 million associated with a reduction in uncertain tax position mainly associated with the California audit examination settlement for the tax years ended December 31, 2008 through 2012, and $1.8 million income tax benefit including interest associated with refund claims for qualified production activities tax deductions for the tax years ended December 31, 2013 and 2014.
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefits at beginning of period	$18,869	$20,248	$20,589
Gross increases - tax positions in prior period	487	427	176
Gross decreases - tax positions in prior period	(16,369)	(1,354)	(517)
Gross increases - current period tax positions	—	—	—
Settlements	(1,936)	—	—
Lapse of statute of limitations	(166)	(452)	—
Unrecognized tax benefits at end of period	$885	$18,869	$20,248
In 2018, the Company executed a Closing Agreement with the California Franchise Tax Board to settle an audit principally associated with the method of sourcing services income for sales factor apportionment purposes. The settlement resolved the sales factor sourcing issue for the audit period covering the California income tax returns for years ended December 31, 2008 through 2012. As part of the settlement, the Company has agreed to withdraw a refund claim of $12.6 million and paid $1.9 million in additional taxes and interest which were previously included in the prior period unrecognized tax benefits.
Included in the amount of unrecognized tax benefits at December 31, 2018 and 2017 is $0.7 million and $14.8 million, respectively, of tax benefits that, if recognized, would affect the Company's effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2018 and 2017 is $0.1 million and $3.9 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets which was offset by a full valuation allowance. It is reasonably possible that the total amount of the unrecognized tax benefit will change during the next 12 months; however, the Company does not expect the potential change to have a material effect on the results of operations or financial position in the next year.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2018 and 2017, the Company had approximately $0.1 million and $2.7 million, respectively, of accrued interest and penalties, before any tax benefit, related to uncertain tax positions.
The Company has analyzed filing positions in all the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The tax years 2001 through 2017 are open to examination by major taxing jurisdictions to which the Company is subject.
The Company is currently under Internal Revenue Service audit examinations of the Company’s income and payroll tax returns for the years 2013 through 2016.
The Company’s income tax returns for the tax years ended December 31, 2013 through 2015 are under examination by the California Franchise Tax Board. The audit examination is currently on hold until the IRS audit examination has been completed.
There are no other income tax audit examinations pending at December 31, 2018 other than the aforementioned IRS and FTB audit examinations.
19. Regulatory

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
The “90/10” Rule
Under the Higher Education Act, a proprietary institution loses eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues from Title IV program funds for two consecutive fiscal years, as calculated in accordance with Department regulations. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single fiscal year is placed on provisional certification and may be subject to other enforcement measures. In September 2016, the Department issued new audit standards, for financial statement audits of proprietary institutions for fiscal years ending June 30, 2017 or later, which include a requirement that institutions must determine Title IV and non-Title IV revenue on a student by student basis. On the basis of this calculation, during the fiscal year ended December 31, 2018, Ashford University derived 78.6%, of their respective cash revenues from Title IV program funds. As previously reported, for fiscal years ended December 31, 2017 and 2016, Ashford University derived 80.8% and 81.2%, respectively, of its respective cash revenues from Title IV program funds.

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
The most recent official three-year cohort default rates for Ashford University for the 2015, 2014 and 2013 federal fiscal years, were 13.5%, 14.9% and 14.5%, respectively.
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
For the fiscal year ended December 31, 2017, the consolidated composite score calculated was 2.3, satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy to participate in Title IV programs. For the fiscal year ended December 31, 2018, the Company expects the consolidated composite score to be 2.2. However, the consolidated calculation is subject to determination by the Department once it receives and reviews the Company's audited financial statements for the year ended December 31, 2018. Additionally, for the year ended December 31, 2018, the composite score at the Company's institution is higher than the consolidated score.
Return of Title IV funds for students who withdraw
If a student who has received Title IV funds withdraws, the institution must determine the amount of Title IV program funds the student has earned pursuant to applicable regulations. If the student withdraws during the first 60% of any payment period (which, for undergraduate online students, is typically a 20-week term consisting of four five-week courses), the amount of Title IV funds that the student has earned is equal to a pro rata portion of the funds the student received or for which the student would otherwise be eligible for the payment period. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV funds received. If the student has not earned all the Title IV funds disbursed, the institution must return the unearned funds to the appropriate lender or the Department in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If an institution's annual financial aid compliance audit in either of its two most recently completed fiscal years determines that 5% or more of such returns were not timely made, the institution may be required to submit a letter of credit in favor of the Department equal to 25% of the amount of unearned Title IV funds the institution was required to return for its most recently completed fiscal year. For the fiscal year ended December 31, 2018, the Company's institution did not exceed the 5% threshold for late refunds sampled.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

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
If the Department determines that one of the Company’s institution has engaged in substantial misrepresentation, the Department may (i) revoke the institution’s program participation agreement, if the institution is provisionally certified, (ii) impose limitations on the institution’s participation in Title IV programs, if the institution is provisionally certified, (iii) deny participation applications made on behalf of the institution or (iv) initiate proceedings to fine the institution or to limit, suspend or terminate the participation of the institution in Title IV programs. Because Ashford University is provisionally certified, if the Department determined that Ashford has engaged in substantial misrepresentation, the Department may take the actions set forth in clauses (i) and (ii) above in addition to any other actions taken by the Department.
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
On September 15, 2016, in response to a Petition for Declaratory and Injunctive Relief (“Petition”) filed by Ashford University, the Iowa District Court for Polk County entered a written order (“Order”) staying the Iowa DOE’s announced intention to withdraw the approval of Ashford University as a GI Bill eligible institution until the entry of a final and appealable order and judgment in the action. On June 23, 2017, the Iowa District Court held a hearing on Ashford University’s Petition and on July 17, 2017, the Court ruled in favor of the Iowa DOE and denied the petition. Ashford University filed a motion for reconsideration of this ruling, which was denied on August 17, 2017. On August 23, 2017, Ashford University filed a Petition to Vacate or Modify the Iowa District Court’s July 17, 2017 ruling, based on material evidence, newly discovered, which could not with reasonable diligence have been previously discovered by Ashford University (“First Petition to Vacate”). On September 18, 2017, Ashford University appealed, inter alia, the July 17, 2017 ruling to the Iowa Supreme Court and posted an appeal bond, which stayed this matter pending resolution of Ashford University’s appeal. As a result, Ashford University’s approval was not withdrawn, and Ashford University’s programs remain approved for GI Bill purposes. The Assistant Attorney General handling this matter on behalf of the Iowa DOE also advised Ashford University that the Iowa DOE would take no

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

action pending the post-ruling motions and appeal. On October 12, 2017, Judge Eliza Ovrom, the Iowa District Court Judge who issued the July 17, 2017 ruling, filed a Disclosure Statement revealing family ties to the Iowa Attorney General’s Office. Following motions by Ashford University for her recusal, Judge Ovrom recused herself from all further proceedings. On October 24, 2017, Ashford University filed with the Iowa Supreme Court a Petition to Vacate or, in the Alternative, for Limited Remand (“Second Petition to Vacate”), in which Ashford University argued that the July 17, 2017 ruling and all other material orders entered by Judge Ovrom should be vacated due to her previously undisclosed conflict of interest. On January 8, 2018, the Iowa Supreme Court remanded the Second Petition to Vacate to the District Court, where all proceedings in this matter were consolidated before Judge Michael Huppert. On April 26, 2018, Judge Huppert granted the Second Petition to Vacate and vacated all material rulings by Judge Ovrom, including the July 17, 2017 ruling, thus on June 21, 2018, the Iowa Supreme Court issued a Procedendo stating that the appeal was concluded. Judge Huppert’s decision mooted the First Petition to Vacate and Ashford’s appeal of, inter alia, the July 17, 2017 ruling. The case is now proceeding on the merits de novo before a new judge.
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
On November 17, 2017, Ashford University filed a petition for review in the United States Court of Appeals for the Federal Circuit challenging the VA’s actions. In response to that petition, the VA agreed to stay the actions with respect to the suspension and reenrollment it had announced on November 9, 2017 through the entry of judgment in the Federal Circuit case, on the condition that Ashford University request and submit an application for approval to CSAAVE on or before January 8, 2018. Ashford University submitted an application to CSAAVE for approval on January 5, 2018. On February 21, 2018, CSAAVE provided notice of its intention not to act on Ashford University’s initial application for approval for the training of veterans and other eligible persons. The notice directed Ashford University to request approval of its application by the VA. Ashford University continues to work in good faith with the VA while its petition for review remains pending with the Federal Circuit. In keeping with this commitment, Ashford University agreed, at the VA’s request, to submit another application to CSAAVE. Ashford University filed that additional application on November 19, 2018. On December 14, 2018, however, CSAAVE again informed Ashford University that it did not intend to act on Ashford University’s application, and again indicated that Ashford University could request approval of its application directly from the VA.
On January 29, 2019, Ashford University filed its opening brief with the Court of Appeals for the Federal Circuit. Under the briefing schedule established by the Court, VA’s opposition brief is currently due on April 1, 2019, and Ashford University’s reply is currently due on April 22, 2019.
20. Retirement Plans
The Company maintains an employee savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, participating employees may contribute a portion of their pre-tax earnings up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the 401(k) Plan in its sole discretion. The Company's total expense related to the 401(k) Plan was $2.8 million, $2.9 million and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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
The parties also discussed a potential resolution involving injunctive relief, other non-monetary remedies and a payment to the CA Attorney General and in the third quarter of 2016, the Company recorded an expense of $8.0 million related to the cost of resolving this matter.
The parties did not reach a resolution and on November 29, 2017, the CA Attorney General filed suit against Ashford University and Bridgepoint Education.
The Company intends to vigorously defend this case and emphatically denies the allegations made by the CA Attorney General that it ever deliberately misled its students, falsely advertised its programs, or in any way were not fully accurate in its statements to investors. However, the outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. At present, the Company cannot reasonably estimate any updated range of loss for this action based on currently available information and as such, the prior accrual of $8.0 million remains.
Massachusetts Attorney General Investigation of Bridgepoint Education, Inc. and Ashford University
On July 21, 2014, the Company and Ashford University received from the Attorney General of the State of Massachusetts (“MA Attorney General”) a Civil Investigative Demand (“MA CID”) relating to the MA Attorney General's investigation of for-profit educational institutions and whether the university's business practices complied with Massachusetts consumer protection laws. Pursuant to the MA CID, the MA Attorney General has requested from the Company and Ashford University documents and information for the time period January 1, 2006 to present. The Company is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time. The Company has not accrued any liability associated with this action.

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
On October 11, 2012, the Adolph-Laroche action was consolidated with the Martinez action and the case is now captioned In re Bridgepoint, Inc. Shareholder Derivative Action. A consolidated complaint was filed on December 18, 2012 and the defendants filed a motion to stay the case while the underlying securities class action is pending. The motion was granted by the Court on April 11, 2013. A status conference was held on October 10, 2013, during which the Court ordered the stay continued for the duration of discovery in the underlying securities class action, but permitted the plaintiff to receive copies of any discovery responses served in the underlying securities class action. The stay was lifted following the settlement of the underlying securities class action and all defendants filed demurrers on October 3, 2016, which were granted with leave to amend on October 6, 2017. On October 17, 2017, the plaintiff submitted a litigation demand to the Company's Board of Directors, which appointed a working group to evaluate the demand. The Board refused the demand and the Plaintiff filed a Second Amended Complaint on October 3, 2018. The Defendants filed demurrers on December 21, 2018, which are currently pending with the Court.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

the underlying Zamir securities class action and pursuant to a stipulation among the parties, on May 10, 2018, the Court ordered the case stayed while the Company’s Board of Directors evaluates a litigation demand submitted by the plaintiff.
Stein Securities Class Action
On March 8, 2019, a securities class action complaint was filed in the U.S. District Court for the Southern District of California by Shiva Stein naming the Company, Andrew Clark, Kevin Royal, and Joseph D’Amico as defendants. The Complaint alleges that Defendants made false and materially misleading statements and failed to disclose material adverse facts regarding the Company's business, operations and prospects, specifically that the Company had applied an improper revenue recognition methodology to students enrolled in the Corporate Full Tuition Grant program. The complaint asserts a putative class period stemming from March 8, 2016 to March 7, 2019. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Complaint has not yet been served.
The Company is evaluating the complaint and intends to vigorously defend against it. However, because of the many questions of fact and law that may arise, the outcome of the legal proceeding is uncertain at this point. Based on information available to the Company at present, it cannot reasonably estimate a range of loss and accordingly has not accrued any liability associated with this action.
22. Concentration of Risk
Concentration of Revenue
In 2018, Ashford University derived 78.6% of its respective cash revenues from students whose source of funding is through Title IV programs, as calculated in accordance with Department regulations. See Note 19, “Regulatory - The “90/10” Rule.” Revenue derived from government tuition assistance for military personnel, including veterans, is not considered federal student aid for purposes of calculations under the 90/10 rule.
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

BRIDGEPOINT EDUCATION, INC.
Notes to Annual Consolidated Financial Statements (Continued)

23. Quarterly Results of Operations (Unaudited)
The following tables set forth unaudited results of operations and certain operating results for each quarter during the years ended December 31, 2018 and 2017, and present the impact of the restatement on the previously issued condensed consolidated financial statements. See Note 2, "Summary of Significant Accounting Policies - Restatement of Previously Issued Consolidated Financial Statements" for further information. The Company believes the information reflects all adjustments necessary to present fairly the information below. Basic and diluted income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted income (loss) per share information may not equal annual basic and diluted income (loss) per share. The following tables for the quarterly periods in fiscal year 2018 and 2017 are presented in thousands, except per share data:

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	Three Months Ended
Consolidated statement of income (loss) data:	March 31, 2018		June 30, 2018		September 30, 2018		December 31, 2018
Revenue	$118,031	$116,777	$120,834	$119,037	$114,858	$112,846	$94,713
Instructional costs and services	$56,862	$56,614	$53,986	$54,397	$54,470	$55,109	$51,580
Total costs and expenses	$117,645	$117,397	$109,280	$109,691	$111,328	$111,967	$108,311
Operating income (loss)	$386	$(620)	$11,554	$9,346	$3,530	$879	$(13,598)
Income (loss) before income taxes	$636	$(370)	$11,836	$9,628	$3,897	$1,246	$(13,450)
Income tax benefit	$(1,661)	$(1,680)	$(5,395)	$(5,452)	$(408)	$(415)	$(35)
Net income (loss)	$2,297	$1,310	$17,231	$15,080	$4,305	$1,661	$(13,415)
Basic income (loss) per share	$0.08	$0.05	$0.63	$0.56	$0.16	$0.06	$(0.49)
Diluted income (loss) per share	$0.08	$0.05	$0.63	$0.55	$0.16	$0.06	$(0.49)

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	Three Months Ended
Consolidated statement of income (loss) data:	March 31, 2017		June 30, 2017		September 30, 2017		December 31, 2017
Revenue	$129,490	$128,279	$124,581	$123,363	$119,367	$118,419	$104,959	$105,052
Instructional costs and services	$63,039	$62,714	$61,148	$61,077	$57,756	$56,741	$55,305	$54,858
Total costs and expenses	$119,828	$119,503	$118,401	$118,330	$120,870	$119,855	$111,446	$110,999
Operating income (loss)	$9,662	$8,776	$6,180	$5,033	$(1,503)	$(1,436)	$(6,487)	$(5,947)
Income (loss) before income taxes	$10,105	$9,219	$6,521	$5,374	$(1,122)	$(1,055)	$(6,141)	$(5,601)
Net income (loss)	$9,869	$8,983	$6,314	$5,167	$39	$106	$(5,685)	$(5,145)
Basic income (loss) per share	$0.23	$0.21	$0.22	$0.18	$0.00	$0.00	$(0.20)	$(0.18)
Diluted income (loss) per share	$0.23	$0.21	$0.21	$0.17	$0.00	$0.00	$(0.20)	$(0.18)
24. Subsequent Event
On March 12, 2019, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) to acquire Fullstack Academy, Inc., a Delaware corporation (“Fullstack”). Fullstack is an award-winning, immersive coding bootcamp, which offers a premier program centered on a series of leading and emerging technologies. The total consideration for the transaction is anticipated to be $17.5 million in cash and up to 4.75 million shares of Bridgepoint common stock, with 2.5 million shares issued at closing, and the remainder to be issued in the future upon the satisfaction of certain performance milestones. The Merger Agreement contains customary representations, warranties and covenants of Fullstack and the Company, and the acquisition is subject to customary closing conditions. If the acquisition is consummated, Fullstack will be a wholly-owned subsidiary of the Company.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018, because of the material weaknesses in our internal control over financial reporting described below. Notwithstanding the material weaknesses described below, management has concluded that the Company's consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States (“GAAP”) for each of the periods presented herein.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting, our management has identified control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2018, as described below.
Management has concluded that there were matters that constituted material weaknesses in our internal control over financial reporting. These material weaknesses relate to 1) control design in the accounting of the student contracts for the Full Tuition Grant program whereby revenue was misstated due to allowances that had not been properly determined and contained computational errors, which also resulted in misstatements in accounts receivable and its provision for bad debts and deferred revenue and student deposits; and 2) operating effectiveness of review controls in the determination of the accounting for nonrecurring transactions and new accounting standards. Specifically, our controls were not effective as management misapplied accounting guidance and did not arrive at the proper accounting conclusions, resulting in misstatement of restricted cash and other long-term assets as of September 30, 2018 related to a long-term letter of credit issued as collateral for the build-to-suit lease; and management incorrectly applied ASC 606 upon adoption on January 1, 2018 as it relates to the Full Tuition Grant Program, specifically the period of time for which to recognize revenue in 2018 related to Full Tuition Grant students that become inactive. These material weaknesses resulted in the restatement of the Company’s financial statements. Accordingly, management has determined that the Company's internal control over financial reporting was not effective as of December 31, 2018 due to material weaknesses.
The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which appears below Item 9A.
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
Changes in Internal Control Over Financial Reporting
We continually assess the adequacy of our internal control over financial reporting and make improvements as deemed appropriate. With the exception of the material weaknesses discussed above, there were no changes in internal control over financial reporting, during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Bridgepoint Education, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bridgepoint Education, Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 12, 2019, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the manner in which it accounts for revenues from contracts with customers.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: 1) control design in the accounting of student contracts in the Full Tuition Grant program whereby allowances had not been properly determined and had computational errors, and 2) the Company's review controls over nonrecurring transactions and new accounting standards were not operating effectively in the determination of accounting conclusions.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2018, of the Company, and this report does not affect our report on such consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 12, 2019

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)    The following documents are included as part of this Annual Report on Form 10-K:
(1)    Financial Statements.
(2)    Financial Statement Schedules.
All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(3)    Exhibits.

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
		Acquisition Agreements
2.1		Purchase and Sale Agreement dated December 3, 2004, as amended, among The Franciscan University of the Prairies, the Sisters of St. Francis and the registrant.		X	S-1	2.1	February 17, 2009
2.2		Asset Purchase and Sale Agreement dated September 12, 2007 between the Colorado School of Professional Psychology and the registrant.		X	S-1	2.2	February 17, 2009
		Charter Documents and Instruments Defining Rights of Security Holders
3.1		Fifth Amended and Restated Certificate of Incorporation.		X	10-Q	3.1	May 21, 2009
3.2		Second Amended and Restated Bylaws.		X	S-1	3.4	March 20, 2009
4.1		Specimen of Stock Certificate.		X	S-1	4.1	March 30, 2009
4.2		Second Amended and Restated Registration Rights Agreement dated August 26, 2009 among the registrant and the other persons named therein.		X	S-1	4.4	September 4, 2009
		Employee Benefit Plans
10.1	*	Amended and Restated 2009 Stock Incentive Plan, dated May 2017.	X
10.2	*	First Amendment to Amended and Restated 2009 Stock Incentive Plan.		X	S-8	99.2	January 17, 2017
10.3	*	Amended and Restated 2009 Stock Incentive Plan - Form of Nonstatutory Stock Option Agreement for Executives and Senior Management.		X	S-8	99.4	May 13, 2009
10.4	*	Amended and Restated 2009 Stock Option Plan - Form of Nonstatutory Stock Option Agreement (effective March 2011).		X	10-Q	10.3	May 3, 2011
10.5	*	Amended and Restated 2009 Stock Incentive Plan - Form of Incentive Stock Option Agreement for Executives and Senior Management.		X	S-8	99.5	May 13, 2009
10.6	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (Deferred Settlement).		X	8-K	99.1	June 27, 2011
10.7	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (General).		X	8-K	99.2	June 27, 2011

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.8	*	Amended and Restated 2009 Stock Incentive Plan - Form of Performance Stock Unit Award Agreement.		X	8-K	10.1	December 23, 2014
10.9	*	Amended and Restated 2009 Stock Incentive Plan - Amendment to Performance Stock Unit Award Agreement.		X	10-K	10.16	March 10, 2015
10.10	*	Amended and Restated 2009 Stock Incentive Plan - Form of Performance Cash Award Agreement (with Performance Component)		X	10-Q	10.1	August 2, 2016
10.11	*	Amended and Restated 2009 Stock Incentive Plan - Form of Performance Cash Award Agreement (General)		X	10-Q	10.2	August 2, 2016
10.12	*	Form of Non-Plan Stock Option Agreement.		X	S-8	99.6	May 13, 2009
10.13	*	Form of Compensatory Warrant Agreement.		X	S-1	4.10	March 20, 2009
10.14	*	Amended and Restated Employee Stock Purchase Plan.		X	8-K	99.1	March 22, 2010
10.15	*	Bridgepoint Education Nonqualified Deferred Compensation Plan		X	10-Q	10.7	May 3, 2010
10.16		2009 Stock Incentive Plan - Form of 2018 MSU Agreement.	X
		Agreements with Executive Officers and Directors
10.17	*	Amended and Restated Employment Agreement between Andrew S. Clark and the registrant.		X	10-K	10.20	March 10, 2015
10.18	*	Offer Letter to Diane Thompson.		X	S-1	10.28	March 20, 2009
10.19	*	Offer Letter to Anurag Malik, dated June 29, 2016.		X	10-K	10.33	March 7, 2017
10.20	*	Offer Letter to Thomas McCarty, dated December 2, 2016.		X	10-K	10.34	March 7, 2017
10.21	*	Amended and Restated Executive Severance Plan.		X	10-Q	10.1	August 4, 2015
10.22	*	Amended and Restated Form of Severance Agreement under the Executive Severance Plan.		X	10-K	10.36	March 7, 2017
10.23	*	Offer Letter to Dale Crandall.		X	S-1	10.30	March 20, 2009
10.24	*	Form of Indemnification Agreement.		X	10-K	10.33	March 8, 2016
10.25	*	Stock Ownership Guidelines (effective May 14, 2013).		X	10-K	10.33	March 17, 2014
10.26	*	Offer Letter to Kevin Royal, dated April 13, 2018		X	10-Q	10.1	May 1, 2018
10.27	*	Employment Agreement between Gregory Finkelstein and the registrant	X
10.28	*	Offer Letter to John Semel, dated January 25, 2019	X
		Material Real Estate Agreements
10.29	†	Standard Form Modified Gross Office Lease dated October 22, 2008, and addendum, with Sunroad Centrum Office I, L.P. related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	S-1	10.17	March 2, 2009
10.30	†	First Amendment to Standard Form Modified Gross Office Lease dated September 16, 2011, with Sunroad Centrum Office I, L.P., related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	10-Q	10.4	December 16, 2011
10.31	†	Office Lease dated February 28, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-Q	10.1	May 3, 2011
10.32	†	Commencement Date Memorandum and First Amendment to Office Lease dated November 18, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-K	10.55	March 7, 2012
10.33	†	Lease dated August 8, 2011, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.3	November 1, 2011
10.34	†	First Amendment dated June 28, 2012, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.2	August 7, 2012
10.35		Purchase Agreement and Escrow Instructions, dated December 21, 2015, with Clinton Catalyst, LLC.		X	10-K	10.58	March 8, 2016
10.36		Lease Agreement, dated December 29, 2015, with Clinton Catalyst, LLC		X	10-K	10.59	March 8, 2016
10.37		Office Lease dated August 15, 2018 with Ascend Northrup, LLC, related to the premises at 1811 E. Northrup Boulevard, Chandler, Arizona		X	10-Q	10.1	November 8, 2018

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
		Material Strategic Agreements
10.38	†	Software License Agreement and Campuscare Support Agreement between Campus Management Corp. and the registrant.		X	S-1	10.21	March 30, 2009
10.39	†	Addenda to Software License Agreement with Campus Management Corp. dated June 29, 2009.		X	10-Q	10.5	August 11, 2009
10.40	†	Addendum to CampusCare Maintenance and Support Agreement dated February 11, 2011 with Campus Management Corporation.		X	10-Q	10.2	May 3, 2011
10.41	†	CampusCare Maintenance and Support Renewal dated December 28, 2011, with Campus Management Corp.		X	10-K	10.67	March 7, 2012
10.42	†	Addendum to Software License Agreement with Campus Management Corp. dated June 29, 2012.		X	10-K	10.72	March 12, 2013
10.43	†	Addendum to CampusCare Support Agreement dated June 29, 2012 with Campus Management Corporation.		X	10-K	10.73	March 12, 2013
10.44	†	CampusCare Maintenance and Support Renewal dated December 10, 2012, with Campus Management Corp.		X	10-K	10.68	March 17, 2014
10.45	†	CampusCare Maintenance and Support Renewal dated October 24, 2013, with Campus Management Corp.		X	10-K	10.69	March 17, 2014
10.46	†	Addendum to Software License Agreement with Campus Management Corp. dated April 1, 2014.		X	10-Q	10.1	August 7, 2014
10.47	†	Addendum to CampusCare Support Agreement dated April 1, 2014 with Campus Management Corp.		X	10-Q	10.2	August 7, 2014
10.48	†	CampusCare Maintenance and Support Renewal dated January 20, 2016, with Campus Management Corp.		X	10-K	10.76	March 8, 2016
10.49	†	Campusnet Infrastructure as a Service (IaaS) Agreement, dated June 30, 2016, with Campus Management Corp.		X	10-Q	10.4	August 2, 2016
10.50	†	CampusCare Maintenance and Support Renewal, dated June 30, 2016, with Campus Management Corp.		X	10-Q	10.5	August 2, 2016
10.51	†	Addendum to CampusCare Support Agreement, dated June 30, 2016, with Campus Management Corp.		X	10-Q	10.6	August 2, 2016
10.52	†	License Agreement dated October 31, 2013 between Forbes Education Holdings, Bridgepoint Education, Inc. and Ashford University, LLC.		X	10-K	10.76	March 17, 2014
10.53		First Amendment to License Agreement, dated July 12, 2016, between Forbes Education Holdings, LLC, Bridgepoint Education, Inc. and Ashford University, LLC		X	10-Q	10.2	November 8, 2016
10.54		Private Cloud Services Agreement, dated December 15, 2015, with North American Communications Resource, Inc.		X	10-K	10.84	March 8, 2016
10.55	†	Services Order Form, dated September 20, 2016, with Instructure, Inc.		X	10-Q	10.1	November 8, 2016
		Code of Ethics
14.1		Amended and Restated Code of Ethics		X	8-K	14.1	December 1, 2009
		Subsidiaries
21.1		List of subsidiaries of the registrant.	X
		Consent and Power of Attorney
23.1		Consent of independent registered public accounting firm, Deloitte and Touche LLP	X
24.1		Power of Attorney (included on signature page).	X
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
The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 12, 2019, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) the Consolidated Statements of Income (Loss) for the years ended December 31, 2018, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016; (iv) the Consolidated Statements of Stockholder's Equity for the three years ended December 31, 2018; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) the Notes to Annual Consolidated Financial Statements.
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
Dated: March 12, 2019
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

Name	Title	Date
/s/ ANDREW S. CLARK	CEO and President (Principal Executive Officer) and a Director	March 12, 2019
Andrew S. Clark

/s/ KEVIN ROYAL	Chief Financial Officer (Principal Financial Officer)	March 12, 2019
Kevin Royal

/s/ STEVEN BURKHOLDER	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 12, 2019
Steven Burkholder

/s/ TERESA S. CARROLL	Director	March 12, 2019
Teresa S. Carroll

/s/ RYAN CRAIG	Director	March 12, 2019
Ryan Craig

/s/ DALE CRANDALL	Director	March 12, 2019
Dale Crandall

/s/ ROBERT HARTMAN	Director	March 12, 2019
Robert Hartman

/s/ MICHAEL B. HORN	Director	March 12, 2019
Michael B. Horn

/s/ KIRSTEN M. MARRINER	Director	March 12, 2019
Kirsten M. Marriner

/s/ VICTOR K. NICHOLS	Director	March 12, 2019
Victor K. Nichols

/s/ GEORGE PERNSTEINER	Director	March 12, 2019
George Pernsteiner