Form 10-Q
period 2019-03-31
Zovio Inc
filed 2019-05-09
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to________________
Commission File Number: 001-34272
___________________________________________________________________________

ZOVIO INC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ZVO	The Nasdaq Stock Market LLC
The total number of shares of common stock outstanding as of May 3, 2019, was 30,217,370.

ZOVIO INC
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
ZOVIO INC
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of March 31, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$141,837	$166,307
Restricted cash	19,252	18,619
Investments	2,236	2,068
Accounts receivable, net	32,069	27,015
Prepaid expenses and other current assets	19,796	18,255
Total current assets	215,190	232,264
Property and equipment, net	18,778	16,860
Operating lease assets	21,189	—
Goodwill and intangibles, net	12,050	12,441
Other long-term assets	7,968	7,927
Total assets	$275,175	$269,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$83,898	$62,792
Deferred revenue and student deposits	55,943	63,834
Total current liabilities	139,841	126,626
Rent liability	9,842	3,183
Lease financing obligation	—	8,634
Other long-term liabilities	3,509	3,435
Total liabilities	153,192	141,878
Commitments and contingencies (see Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both March 31, 2019, and December 31, 2018	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 65,579 and 65,289 issued, and 27,458 and 27,168 outstanding, at March 31, 2019 and December 31, 2018, respectively	656	653
Additional paid-in capital	206,165	205,157
Retained earnings	423,350	429,992
Treasury stock, 38,121 shares at cost at March 31, 2019, and December 31, 2018, respectively	(508,188)	(508,188)
Total stockholders' equity	121,983	127,614
Total liabilities and stockholders' equity	$275,175	$269,492
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue	$109,764	$116,777
Costs and expenses:
Instructional costs and services	51,938	56,614
Admissions advisory and marketing	49,072	48,194
General and administrative	15,920	12,748
Restructuring and impairment expense (credit)	29	(159)
Total costs and expenses	116,959	117,397
Operating loss	(7,195)	(620)
Other income, net	599	250
Loss before income taxes	(6,596)	(370)
Income tax expense (benefit)	46	(1,680)
Net income (loss)	$(6,642)	$1,310
Income (loss) per share:
Basic	$(0.24)	$0.05
Diluted	$(0.24)	$0.05
Weighted average number of common shares outstanding used in computing income (loss) per share:
Basic	27,180	27,164
Diluted	27,180	27,564
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2017	64,887	$649	$201,755	$426,356	$(505,764)	$122,996
Adoption of accounting standards (Note 2)	—	—	—	(1,000)	—	(1,000)
Stock-based compensation	—	—	1,165	—	—	1,165
Stock issued under stock incentive plan, net of shares held for taxes	186	2	(707)	—	—	(705)
Net income	—	—	—	1,310	—	1,310
Balance at March 31, 2018	65,073	$651	$202,213	$426,666	$(505,764)	$123,766

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2018	65,289	$653	$205,157	$429,992	$(508,188)	$127,614
Stock-based compensation	—	—	1,706	—	—	1,706
Exercise of stock options	6	1	59	—	—	60
Stock issued under stock incentive plan, net of shares held for taxes	284	2	(757)	—	—	(755)
Net loss	—	—	—	(6,642)	—	(6,642)
Balance at March 31, 2019	65,579	$656	$206,165	$423,350	$(508,188)	$121,983
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(6,642)	$1,310
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debts	3,608	6,398
Depreciation and amortization	1,498	1,759
Deferred income taxes	115	4
Stock-based compensation	1,706	1,165
Noncash lease expense	4,299	—
Net gain on marketable securities	(146)	(14)
Reassessment of lease charges	29	(506)
Loss on disposal or impairment of fixed assets	—	9
Changes in operating assets and liabilities:
Accounts receivable	(8,662)	(15,331)
Prepaid expenses and other current assets	(3,286)	977
Other long-term assets	(5)	297
Accounts payable and accrued liabilities	4,591	(4,332)
Deferred revenue and student deposits	(7,890)	(6,238)
Operating lease liabilities	(5,599)	—
Other liabilities	(42)	(567)
Net cash used in operating activities	(16,426)	(15,069)
Cash flows from investing activities:
Capital expenditures	(6,495)	(809)
Purchases of investments	(22)	(747)
Capitalized costs for intangible assets	(163)	(265)
Sale of investments	—	704
Net cash used in investing activities	(6,680)	(1,117)
Cash flows from financing activities:
Proceeds from exercise of stock options	60	—
Tax withholdings on issuance of stock awards	(755)	(705)
Net cash used in financing activities	(695)	(705)
Net decrease in cash, cash equivalents and restricted cash	(23,801)	(16,891)
Cash, cash equivalents and restricted cash at beginning of period	190,584	205,526
Cash, cash equivalents and restricted cash at end of period	$166,783	$188,635

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$5,026	$235
Issuance of common stock for vested restricted stock units	$2,488	$1,957

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$141,837	$171,178
Restricted cash	19,252	17,457
Long-term restricted cash	5,694	—
Total cash, cash equivalents and restricted cash	$166,783	$188,635
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business
Zovio Inc (the “Company”), formerly known as Bridgepoint Education, Inc., is a Delaware corporation, and is an education technology services company that partners with higher education institutions and employers to deliver innovative, personalized solutions to help learners and leaders achieve their aspirations. Its wholly owned subsidiary, Ashford University®, is a regionally accredited academic institution, which delivers programs primarily online. Ashford University offers associate’s, bachelor’s, master’s and doctoral programs.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete annual financial statements and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2019. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary to present a fair statement of the Company’s condensed consolidated financial position, results of operations and cash flows as of and for the periods presented.
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
Restatement of Previously Issued Condensed Consolidated Financial Statements
Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2018, the Company determined that such financial statements had errors related to: (i) revenue for the Corporate Full Tuition Grant (“FTG”) program portion of our student contracts which was misstated due to allowances that had not been properly determined and computational errors, which also resulted in misstatements in accounts receivable and its provision for bad debts, deferred revenue and student deposits, and the related income tax impact; and (ii) a misstatement in the adjustment to beginning retained earnings as of January 1, 2018 as a result of the incorrect adoption of ASU 2014-09, Revenue from Contracts with Customers, or Accounting Standards Codification Topic 606 (“ASC 606”) as it relates to the FTG program, resulting in a decrease of $2.2 million from the amount previously reported of $3.2 million to $1.0 million, as restated. As a result, the Company has restated the accompanying condensed consolidated financial statements for the three months ended March 31, 2018 from amounts previously reported to correct these matters. Management considers the restatement to be immaterial.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present a summary of the impact of the restatement corrections and other immaterial adjustments on the condensed consolidated statement of income (loss), the condensed consolidated statement of cash flows and the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2018. The following tables are presented in thousands, except per share data:

	As Reported	As Restated
	Three Months Ended
Condensed consolidated statement of income (loss) data:	March 31, 2018
Revenue	$118,031	$116,777
Instructional costs and services	$56,862	$56,614
Total costs and expenses	$117,645	$117,397
Operating income (loss)	$386	$(620)
Income (loss) before income taxes	$636	$(370)
Income tax benefit	$(1,661)	$(1,680)
Net income	$2,297	$1,310
Basic income per share	$0.08	$0.05
Diluted income per share	$0.08	$0.05

	As Reported	As Restated
	Three Months Ended
Condensed consolidated statement of cash flow data:	March 31, 2018
Net income	$2,297	$1,310
Provision for bad debts	$6,646	$6,398
Accounts receivable	$(15,849)	$(15,331)
Prepaid expenses and other current assets	$995	$977
Deferred revenue and student deposits	$(6,973)	$(6,238)
Cash flows used in operating activities	$(15,069)	$(15,069)

	As Reported	As Restated
Condensed consolidated statement of stockholders’ equity data:	March 31, 2018
Retained earnings	$430,964	$426,666
Total stockholders’ equity	$128,064	$123,766
Comprehensive Income
The Company has no components of other comprehensive income, and therefore, comprehensive income equals net income.
Leases
In general, leases are evaluated and classified as either operating or finance leases. The Company does not have any finance leases. The Company’s operating leases are included in operating lease assets, accounts payable and accrued liabilities, and noncurrent lease liabilities on the condensed consolidated balance sheets. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on information available at the date of adoption in calculating the present value of its existing

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

lease payments. The incremental borrowing rate is determined using the U.S. Treasury rate adjusted to account for the Company’s credit rating and the collateralized nature of operating leases. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line method over the term of the lease.
Leased property and equipment meeting certain criteria are capitalized as finance lease assets, and the present value of the related lease payments is recognized as a finance lease liability on the condensed consolidated balance sheets. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease or the life of the related asset, whichever is shorter.
Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2018-15 (“ASU 2018-15”), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Specifically, ASU 2018-15 amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract and which costs to expense. This guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2019; early adoption is permitted.  Entities are permitted to apply a retrospective or a prospective transition approach to adopt the guidance.  The Company has early adopted ASU 2018-15 for the period ended March 31, 2019, on a prospective basis.
The Company adopted ASU 2016-02, Leases (ASC 842) (“ASC 842”), as of January 1, 2019, using the modified retrospective approach. The Company elected the ‘comparatives under ASC 840 option’ as a transitional practical expedient, which allows the Company to initially apply the new lease requirements at the effective date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. It also allows the Company to report comparative periods in the financial statements under previous GAAP under ASC 840, Leases (“ASC 840”). The Company also elected the ‘package of practical expedients’ permitted under the transition guidance, which allowed the Company to (i) carry forward the historical lease classification, (ii) forgo reassessment of whether any expired or existing contracts contain leases, and (iii) forgo reassessment of whether any previously unamortized initial direct costs continue to meet the definition of initial direct costs under ASC 842. The Company did not, however, elect the ‘hindsight’ practical expedient to reassess the lease term for existing leases. Additionally, the Company does not have land easements, therefore, practical expedients pertaining to land easements is not applicable to the Company.
For the accounting policy practical expedients, the Company elected the short-term lease exemption, under which any lease less than 12 months is excluded from recognition on the balance sheet. The Company elected not to recognize right of use assets and lease liabilities for short term leases, which has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Additionally, the Company elected the non-separation of lease and non-lease components, and as a result, the Company does not need to account for lease components (e.g., fixed payments including rent) separately from the non-lease components (e.g., common-area maintenance costs).
Upon adoption of ASC 842, the Company recorded right-of-use assets of approximately $25.2 million, with corresponding operating lease liabilities of approximately $31.8 million, respectively, with an offset to accounts payable and accrued liabilities and other long-term liabilities of approximately $8.4 million to eliminate accrued rent and an offset to prepaid and other current assets of $1.7 million on the consolidated balance sheet as of January 1, 2019. The Company also derecognized an existing construction-in-process of approximately $8.6 million, with a corresponding debt obligation of the same amount for an asset under construction in build-to-suit lease arrangements. Upon completion of the related build-to-suit construction, the Company expects to recognize a new right-of-use asset and lease liability on its balance sheet for the associated lease.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

There was no adjustment to the opening balance of retained earnings upon adoption of the new standard given the nature of the impacts and the other transition practical expedients elected by the Company. Adoption of the standard impacted the Company’s previously reported results on January 1, 2019, as follows (in thousands):

	Closing balance at December 31, 2018	Adjustments due to ASC 842	Opening balance at January 1, 2019
Assets
Prepaid and other current assets	$18,255	$(1,745)	$16,510
Property and equipment, net	$16,860	$(8,634)	$8,226
Operating lease assets (1) (2)	$—	$25,165	$25,165
Liabilities and stockholder’s equity
Accounts payable and accrued liabilities	$62,792	$13,177	$75,969
Noncurrent operating lease liabilities (3)	$3,183	$10,243	$13,426
Lease financing obligation	$8,634	$(8,634)	$—

(1)	Represents the reclassification of prepaid rent to operating lease assets

(2)	Represents capitalization of operating lease assets

(3)	Represents recognition of operating lease liabilities; Previously disclosed as rent liability for the portion related to accrued rent.

The standard did not materially impact the Company’s consolidated net earnings and had no material impact on the condensed consolidated statement of cash flows. For further information regarding leases, refer to Note 9, “Leases Obligations” to the condensed consolidated financial statements.
3. Revenue Recognition
Revenues are recognized when control of the promised goods or services are transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods or services. Determining whether a valid customer contract exists includes an assessment of whether amounts due under the contract are collectible. The Company performs this assessment at the beginning of every contract and subsequently thereafter if new information indicates there has been a significant change in facts and circumstances.
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
The following table presents the Company’s net revenue disaggregated based on the revenue source (in thousands):

	Three Months Ended March 31,
	2019	2018
Tuition revenue, net	$98,957	$107,206
Digital materials revenue, net	6,857	6,028
Technology fee revenue, net	3,431	3,027
Other revenue, net (1)	519	516
Total revenue, net	$109,764	$116,777
(1) Primarily consists of revenues generated from services such as graduation fees, transcript fees, and other miscellaneous services.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the Company’s net revenue disaggregated based on the timing of revenue recognition (in thousands):

	Three Months Ended March 31,
	2019	2018
Over time, over period of instruction	$90,714	$102,301
Over time, full tuition grant (1)	12,422	8,325
Point in time (2)	6,628	6,151
Total revenue, net	$109,764	$116,777

(1)	Represents revenue generated from the FTG program.

(2)	Represents revenue generated from digital textbooks and other miscellaneous fees.

The Company operates under one reportable segment. The Company generates the majority of its revenue from tuition, technology fees, and digital materials related to students whose primary funding source is governmental funding. Tuition represents amounts charged for course instruction, and technology fees represent amounts charged for the students’ use of the technology platform on which course instruction is delivered. Digital materials fees represent amounts charged for the digital textbooks that accompany the majority of courses taught at Ashford University. With the exception of students attending courses within the three-week conditional admission, the majority of tuition and technology fees are recognized as revenue as control of the services is transferred to the student, which occurs over the applicable period of instruction. Similarly, the majority of digital materials fees are recognized as revenue when control of the product has been transferred to the student, which occurs when the student is granted unrestricted access to the digital textbook, generally, on the first day of the course. Revenue generated from students within the conditional admission period is deferred and recognized when the student matriculates into Ashford University, which occurs in the fourth week of the course.
Ashford University’s online students generally enroll in a program that encompasses a series of five to six-week courses that are taken consecutively over the length of the program. With the exception of those students under conditional admission and students enrolled under the FTG program, online students are billed on a payment period basis on the first day of a course. Students under conditional admission are billed for the payment period upon matriculation.
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
In certain cases, Ashford University provides scholarships to students who qualify under various programs. These scholarships are recognized as direct reductions of revenue consistent with the timing of recognition associated with the related performance obligations. Also, for some customers, we do not expect to collect 100% of the consideration to which we are contractually entitled and, as a result, those customers may receive discounts or price adjustments that, based on historical Company practice, represent implied price concessions and are accounted for as variable consideration. The majority of these price concessions relate to amounts charged to students for goods and services, which management has determined will not be covered by the student’s primary funding source (generally, government aid) and, as a result, the student will become directly financially responsible for them. The reduction in the transaction price that results from this estimate of variable consideration reflects the amount the Company does not expect to be entitled to in exchange for the goods and services it will transfer to the students, as determined using historical experience and current factors, and includes performing a constraint analysis. These

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

estimates of variable consideration are recorded as direct reductions of revenue consistent with the timing of recognition associated with the related performance obligation.
A portion of tuition revenue, technology fee revenue, and digital materials revenue is generated from contracts with students enrolled under the FTG program, which is a 12-month grant that, when combined with a corporate partner’s annual tuition assistance program, enables eligible students to earn their degree without incurring student loan debt. Students enrolled under this program are eligible to take up to ten undergraduate or eight graduate courses per 12-month grant period and must first utilize 100% of the funds awarded under their employer’s annual tuition assistance program before they can be awarded the FTG grant. The grants awarded by Ashford University under the FTG program are considered a material right, and, as such, the Company records a contract liability for a portion of the consideration received or due under these contracts. The contract liability is recorded in deferred revenue and student deposits on the Company’s condensed consolidated balance sheets, and further discussed in the deferred revenue section below. The standalone selling price of the material right is determined based on the observable standalone selling price of the courses. The transaction price in each FTG contract is allocated to this material right on a relative standalone selling price basis. The contract liability is recognized as revenue at the earlier of satisfaction of the future obligation or its expiration. Billing of products and services transferred under a FTG student contract generally occurs after the conclusion of a course. There are no material differences between the timing of the products and services transferred and the payment terms.
Deferred Revenue
Deferred revenue consists of cash payments that are received or due in advance of the Company’s performance as well as deferrals associated with certain contracts that include a material right. Below are the opening and closing balances of deferred revenue from the Company’s contracts with customers (in thousands):

	Three Months Ended March 31,
	2019	2018
Deferred revenue opening balance, January 1	$21,768	$22,001
Deferred revenue closing balance, March 31	22,308	25,796
Increase (Decrease)	$540	$3,795
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
The difference between the opening and closing balances of deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment. For the three months ended March 31, 2019, the Company recognized $19.6 million of revenue that was included in the deferred revenue balance as of January 1, 2019. For the three months ended March 31, 2018, the Company recognized $20.6 million of revenue that was included in the deferred revenue balance as of January 1, 2018. Amounts reported in the closing balance of deferred revenue are expected to be recognized as revenue within the next 12 months.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Restructuring and Impairment Expense (Credit)
During the three months ended March 31, 2019 and 2018, the Company recognized approximately $29,000 and reversed $0.2 million, respectively, of restructuring and impairment expense (credit), which were comprised of the components described below.
The Company had previously vacated or consolidated properties in San Diego and Denver, and subsequently reassessed its obligations on non-cancelable leases. As a result of these reassessments, during the three months ended March 31, 2019 the Company recognized expense of approximately $29,000. During the three months ended March 31, 2018, the Company recognized a credit of $0.5 million as a reversal of the original estimated charge, which decreased restructuring charges relating to lease exit costs during that period.
There were no reorganization charges during the three months ended March 31, 2019. For the three months ended March 31, 2018, the Company recognized $0.3 million as restructuring and impairment expense relating to severance costs for wages and benefits, due to the Company’s execution of a strategic reorganization resulting in reductions in force. The reorganization was part of the Company’s overall reassessment of resources based upon benchmarking activities with competitors in the Company’s industry.
The following table summarizes the amounts recorded in the restructuring and impairment charges line item on the Company’s condensed consolidated statements of income (loss) for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Severance costs	$—	$347
Lease exit and other costs (credits)	29	(506)
Total restructuring and impairment expense (credit)	$29	$(159)
The following table summarizes the changes in the Company's restructuring and impairment liability by type during the three months ended March 31, 2019 (in thousands):

	Student Transfer Agreement Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2018	$1,503	$267	$2,864	$4,634
Restructuring and impairment expense	—	—	29	29
Payments and adjustments	(12)	(159)	(2,482)	(2,653)
Balance at March 31, 2019	$1,491	$108	$411	$2,010
The restructuring liability amounts are recorded within either the (i) accounts payable and accrued liabilities account, (ii) lease liability account or (iii) other long-term liabilities account on the condensed consolidated balance sheets.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Investments
The following tables summarize the fair value information for investments as of March 31, 2019 and December 31, 2018, respectively (in thousands):

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Mutual funds	$2,236	$—	$—	$2,236

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Mutual funds	$2,068	$—	$—	$2,068
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
There were no differences between amortized cost and fair value of investments as of March 31, 2019 and December 31, 2018, respectively. There were no reclassifications out of accumulated other comprehensive income during either the three months ended March 31, 2019 and 2018.
6. Accounts Receivable, Net
Accounts receivable, net, consists of the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
Accounts receivable	$41,655	$39,195
Less allowance for doubtful accounts	9,586	12,180
Accounts receivable, net	$32,069	$27,015
There is an immaterial amount of accounts receivable, net, at each balance sheet date with a payment due date of greater than one year.
The following table presents the changes in the allowance for doubtful accounts for accounts receivable for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions (1)	Ending Balance
Allowance for doubtful accounts receivable:
For the three months ended March 31, 2019	$12,180	$3,608	$(1,014)	$9,586
For the three months ended March 31, 2018	$15,189	$6,398	$(2,258)	$11,049

(1)	Deductions represent accounts written off, net of recoveries.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
Prepaid expenses	$4,217	$5,445
Prepaid licenses	7,336	5,840
Income tax receivable	5,068	5,044
Prepaid insurance	2,366	1,077
Insurance recoverable	758	723
Other current assets	51	126
Total prepaid expenses and other current assets	$19,796	$18,255
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
Buildings, build-to-suit	$—	$10,434
Furniture and office equipment	35,987	31,227
Software	8,357	7,517
Leasehold improvements	11,127	3,430
Vehicles	22	22
Total property and equipment	55,493	52,630
Less accumulated depreciation and amortization	(36,715)	(35,770)
Total property and equipment, net	$18,778	$16,860
For the three months ended March 31, 2019 and 2018, depreciation and amortization expense related to property and equipment was $0.9 million and $1.1 million, respectively.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Goodwill and Intangibles, Net
Goodwill and intangibles, net, consists of the following (in thousands):

	March 31, 2019
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,239	$(19,583)	$1,656
Purchased intangible assets	15,850	(7,528)	8,322
Total definite-lived intangible assets	$37,089	$(27,111)	$9,978
Goodwill and indefinite-lived intangibles			2,072
Total goodwill and intangibles, net			$12,050

	December 31, 2018
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,076	$(19,338)	$1,738
Purchased intangible assets	15,850	(7,219)	8,631
Total definite-lived intangible assets	$36,926	$(26,557)	$10,369
Goodwill and indefinite-lived intangibles			2,072
Total goodwill and intangibles, net			$12,441
For the three months ended March 31, 2019 and 2018, amortization expense was $0.6 million and $0.7 million, respectively.
The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
Remainder of 2019	$1,518
2020	1,844
2021	1,603
2022	1,304
2023	1,236
Thereafter	2,473
Total future amortization expense	$9,978

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
Accounts payable	$6,146	$5,313
Accrued salaries and wages	5,653	7,807
Accrued bonus	4,172	8,147
Accrued vacation	6,318	7,929
Accrued litigation and fees	8,041	8,041
Accrued expenses	34,176	17,692
Current leases payable	17,314	5,768
Accrued insurance liability	2,078	2,095
Total accounts payable and accrued liabilities	$83,898	$62,792
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consists of the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
Deferred revenue	$22,307	$21,768
Student deposits	33,636	42,066
Total deferred revenue and student deposits	$55,943	$63,834
Other Long-Term Liabilities
Other long-term liabilities consists of the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
Uncertain tax positions	$869	$865
Other long-term liabilities	2,640	2,570
Total other long-term liabilities	$3,509	$3,435
8. Credit Facilities
The Company has issued letters of credit that are collateralized with cash (held in restricted cash) in the aggregate amount of $16.4 million as of March 31, 2019. Included in this balance is $5.6 million of letters of credit recorded as long-term restricted cash as of March 31, 2019.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. The Company has entered into a surety bond facility with an insurance company to provide such bonds when required. As of March 31, 2019, the Company’s total available surety bond facility was $8.5 million and the surety had issued bonds totaling $8.1 million on the Company’s behalf under such facility.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Lease Obligations
Operating Leases
The Company leases various office facilities in Arizona, California, Colorado, Iowa and Washington D.C, which expire at various dates through 2023. These facilities are used for academic operations, corporate functions, enrollment services and student support services. The Company does not have any leases other than its office facilities. All of the leases were classified as operating leases for the period ended March 31, 2019, and the Company does not have any finance leases. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on the Company’s condensed consolidated balance sheets.
During 2018, the Company entered into a lease agreement, which commenced in April 2019, consisting of approximately 131,000 square feet of office space located in Chandler, Arizona, which extends through 2030. The Company is involved in the construction and the build-out of the space, and as such, serves as the construction agent on behalf of the landlord. Under such arrangement, the Company has obligations to fund cost over-runs in its capacity as the construction agent. The Company has determined that under the new lease accounting standard ASC 842, it does not have control during construction, and as such has derecognized the asset and financing obligation as of January 1, 2019.
As of March 31, 2019, the lease amounts on the condensed consolidated balance sheets do not include any options to extend, nor any options for early termination. The Company’s lease agreements do not include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The Company is not a party to any related party arrangements with respect to its lease transactions.
Some of the more significant assumptions and judgments in determining the amounts to capitalize include the determination of the discount rate, which is discussed below.
Rental expense for the three months ended March 31, 2019 was $4.4 million, calculated in accordance with ASC 842, and rental expense for the three months ended March 31, 2018 was $3.9 million, calculated in accordance with ASC 840.
The Company has agreements to sublease certain portions of its office facilities, with three active subleases and two subleases that have not yet commenced as of March 31, 2019. The Company’s subleases do not include any options to extend, nor any options for early termination. The Company’s subleases do not contain any residual value guarantees or restrictive covenants. All of the subleases were classified as operating leases for the period ended March 31, 2019. The Company is subleasing approximately 28,400 square feet of office space in San Diego, California with a commitment to lease for 13 months and net lease payments of $0.8 million. In addition, the Company is subleasing approximately 72,000 square feet of office space in Denver, Colorado with a commitment to lease for 29 months and net lease payments of $2.7 million. Additionally, the Company has entered into a sublease agreement of approximately 21,000 square feet of office space in Denver, Colorado with a commitment to lease for 47 months and net lease payments of $2.3 million which is expected to commence on April 1, 2019. The Company has entered into a sublease agreement of approximately 20,800 square feet of office space in Denver, Colorado with a commitment to lease for 47 months and net lease payments of $1.8 million which is expected to commence on May 1, 2019. Sublease income for the three months ended March 31, 2019 and 2018 was $0.7 million (in accordance with ASC 842) and $0.7 million (in accordance with ASC 840), respectively.
The following tables represent the classification and amounts recorded on the condensed consolidated balance sheets as of March 31, 2019 (in thousands):

Operating lease assets:
Arizona	$121
California	10,696
Colorado	10,119
Iowa	253
Total	$21,189

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating lease liabilities:
Accounts payable and accrued liabilities	$17,168
Noncurrent operating lease liabilities	9,842
Total	$27,010
The following table represents the classification and amounts recorded on the condensed consolidated statements of income (loss) for the three months ended March 31, 2019 (in thousands):

Operating lease costs	$4,299
Short-term lease cost	25
Variable lease costs (1)	111
Less: Sub-lease income	(723)
Total net lease costs	$3,712

(1)	Variable components of the lease payments such as utilities, taxes and insurance, parking and maintenance costs.

The following table represents the maturities of lease liabilities as of March 31, 2019 (in thousands):

Remainder of 2019	$14,524
2020	8,117
2021	4,245
2022	1,653
2023 and thereafter	415
Total minimum payments	$28,954
Less: Interest (2)	(1,944)
Total net lease liabilities (1)	$27,010

(1)
Operating lease payments do not include the lease arrangement in Chandler, Arizona of approximately $26.4 million, which has not commenced as of March 31, 2019; The lease is expected to commence in April 2019.

(2)	Calculated using an appropriate interest rate for each individual lease.

The following table summarizes the future minimum rental payments under non-cancelable operating lease arrangements in effect at December 31, 2018 (in thousands):

Year Ended December 31,
2019	$20,382
2020	9,936
2021	6,460
2022	3,826
2023	2,726
Thereafter	17,710
Total minimum payments	$61,040

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table represents the lease term and discount rate used in the calculations as of March 31, 2019:

Weighted-average remaining lease term (in years):
Operating leases	2.0 years
Weighted-average discount rate:
Operating leases	6.3%
The following table represents the cash flow information of operating leases for the three months ended March 31, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,599
10. Income (Loss) Per Share
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
The following table sets forth the computation of basic and diluted income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income (loss)	$(6,642)	$1,310
Denominator:
Weighted average number of common shares outstanding	27,180	27,164
Effect of dilutive options and stock units	—	400
Diluted weighted average number of common shares outstanding	27,180	27,564
Income (loss) per share:
Basic	$(0.24)	$0.05
Diluted	$(0.24)	$0.05
The following table sets forth the number of stock options, RSUs and PSUs, excluded from the computation of diluted income (loss) per share for the periods indicated below because their effect was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	1,957	2,870
RSUs and PSUs	528	11

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Stock-Based Compensation
The Company recorded $1.7 million and $1.2 million of stock-based compensation expense for the three months ended March 31, 2019 and 2018, respectively. The related income tax benefit was $0.4 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.
During the three months ended March 31, 2019, the Company granted 1.1 million RSUs at a grant date fair value of $6.19 and 0.4 million RSUs vested. During the three months ended March 31, 2018, the Company granted 0.7 million RSUs at a grant date fair value of $6.74 and 0.3 million RSUs vested.
During the three months ended March 31, 2019, 0.4 million market-based PSUs were granted at a grant date fair value of $8.24 and no performance-based or market-based PSUs vested. During the three months ended March 31, 2018, no performance-based or market-based PSUs were granted and no performance-based or market-based PSUs vested.
During the three months ended March 31, 2019 and 2018, no stock options were granted and no stock options were exercised.
As of March 31, 2019, there was unrecognized compensation cost of $17.9 million related to unvested stock options, RSUs and PSUs.
12. Income Taxes
The Company uses the asset-liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that will result in income and deductions in future years.
The Company recognizes deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, the Company evaluates a number of factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended March 31, 2019 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation certain subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against its deferred tax assets should continue to be maintained as of March 31, 2019.
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
The Company’s current effective income tax rate that has been applied to normal, recurring operations for the three months ended March 31, 2019 was (1.8)%. The Company’s actual effective income tax rate after discrete items was (0.7)% for the three months ended March 31, 2019.
As of March 31, 2019 and December 31, 2018, the Company had $0.9 million of gross unrecognized tax benefits, of which $0.7 million would impact the effective income tax rate if recognized. Although the Company cannot predict the timing of resolution with taxing authorities, if any, the Company believes it is reasonably possible that the total of the unrecognized tax benefits could change in the next twelve months due to settlement with tax authorities or expiration of the applicable statute of limitations. Although the Company believes the tax accruals provided are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from the Company’s historical income tax provisions and accruals.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The Company’s income tax returns for the tax years ended December 31, 2013 through 2015 are under examination by the California Franchise Tax Board. The audit examination is currently on hold until the Internal Revenue Service audit examination has been completed.
13. Regulatory
The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (“Higher Education Act”), and the regulations promulgated thereunder by the U.S. Department of Education (“Department”) subject the Company to significant regulatory scrutiny on the basis of numerous standards that institutions of higher education must satisfy in order to participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV programs”). Ashford University is regionally accredited by Western Association of Schools and Colleges Senior College and University Commission (“WSCUC”).
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
WSCUC Accreditation of Ashford University
In July 2013, WSCUC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. In December 2013, Ashford University effected its transition to WSCUC accreditation and designated its San Diego, California facilities as its main campus and its Clinton, Iowa campus as an additional location. As part of a continuing monitoring process, Ashford University hosted a visiting team from WSCUC on a special visit in April 2015. In July 2015, Ashford University received an Action Letter from WSCUC outlining the findings arising out of its visiting team's special visit. The Action Letter stated that the WSCUC visiting team found evidence that Ashford University continues to make progress in all six areas recommended by WSCUC in 2013. As part of its institutional review process, WSCUC commenced its comprehensive review of Ashford University with an off-site review in March 2018. Ashford University was notified on June 8, 2018 that the Ashford University Accreditation Visit originally scheduled for fall 2018 had been rescheduled to April 3-5, 2019. The visit took place as scheduled and the WSCUC evaluation team will provide a report of the visit. Ashford University will then prepare a response to the

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

report. The team report and Ashford University’s response are currently scheduled to be considered at the June 26-28, 2019 WSCUC Commission meeting.
WSCUC also visited Ashford University on May 1, 2019 to conduct its federally mandated, six month post-implementation review, due to the merger of University of the Rockies with and into Ashford University on October 31, 2018.
Additionally, Ashford University submitted a change in control application to WSCUC seeking approval to convert Ashford University to a not-for-profit California public benefit corporation. On March 6, 2019, WSCUC notified Ashford University that, pending the receipt and review of additional documents, WSCUC is deferring any action on the change of control application filed by Ashford University. WSCUC also scheduled a video conference visit for June 5, 2019, related to the conversion transaction. As part of the conversion transaction, Ashford University will separate from the Company.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

On July 6, 2017, Ashford University received approval from the Arizona State Approving Agency (“ASAA”) to provide GI Bill benefits to its students. On September 13, 2017, the VA accepted the ASAA’s approval, subject to Ashford University's compliance with the approval requirements, and the University subsequently received a facility code from the VA. On November 9, 2017, the VA informed Ashford University that the ASAA had not provided sufficient evidence to establish that it has jurisdictional authority over Ashford University’s online programs. The VA stated that it intends to suspend payment of educational assistance and approval of new student enrollments and student re-enrollments for Ashford University’s online programs in 60 days unless corrective action was taken.
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
The parties completed all briefing for the petition for review on May 3, 2019 and the Court may schedule the matter for oral argument.
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
California Attorney General Investigation of For-Profit Educational Institutions
In January 2013, the Company received from the Attorney General of the State of California (“CA Attorney General”) an Investigative Subpoena relating to the CA Attorney General’s investigation of for-profit educational institutions. Pursuant to the Investigative Subpoena, the CA Attorney General requested documents and detailed information for the time period March 1, 2009 to the date of the Investigative Subpoena. On July 24, 2013, the CA Attorney General filed a petition to enforce certain categories of the Investigative Subpoena related to recorded calls and electronic marketing data. On September 25, 2013, the Company reached an agreement with the CA Attorney General to produce certain categories of the documents requested in the petition and stipulated to continue the hearing on the petition to enforce from October 3, 2013 to January 9, 2014. On January 13, 2014 and June 19, 2014, the Company received additional Investigative Subpoenas from the CA Attorney General, each requesting additional documents and information for the time period March 1, 2009 through each such date.
Representatives from the Company met with representatives from the CA Attorney General’s office on several occasions to discuss the status of the investigation, additional information requests, and specific concerns related to possible unfair business practices in connection with the Company’s recruitment of students and debt collection practices.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
On October 11, 2012, the Adolph-Laroche action was consolidated with the Martinez action and the case is now captioned In re Bridgepoint, Inc. Shareholder Derivative Action. A consolidated complaint was filed on December 18, 2012 and the defendants filed a motion to stay the case while the underlying securities class action is pending. The motion was granted by the Court on April 11, 2013. A status conference was held on October 10, 2013, during which the Court ordered the stay continued for the duration of discovery in the underlying securities class action, but permitted the plaintiff to receive copies of any discovery responses served in the underlying securities class action. The stay was lifted following the settlement of the underlying securities class action and all defendants filed demurrers on October 3, 2016, which were granted with leave to amend on October 6, 2017. On October 17, 2017, the plaintiff submitted a litigation demand to the Company's Board of

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Directors, which appointed a working group to evaluate the demand. The Board refused the demand and the Plaintiff filed a Second Amended Complaint on October 3, 2018. All defendants filed demurrers on December 21, 2018, which are currently under submission with the Court. Based on information available to the Company at present, it cannot reasonably estimate a range of loss and accordingly has not accrued any liability associated with this action.
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
Stein Securities Class Action
On March 8, 2019, a securities class action complaint (the “Stein Complaint”) was filed in the U.S. District Court for the Southern District of California by Shiva Stein naming the Company, Andrew Clark, Kevin Royal, and Joseph D’Amico as defendants (the “Defendants”). The Stein Complaint alleges that Defendants made false and materially misleading statements and failed to disclose material adverse facts regarding the Company's business, operations and prospects, specifically that the Company had applied an improper revenue recognition methodology to students enrolled in the FTG program. The Stein Complaint asserts a putative class period stemming from March 8, 2016 to March 7, 2019. The Stein Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Stein Complaint has not yet been served.
The Company is evaluating the Stein Complaint and intends to vigorously defend against the Stein Complaint. However, because of the many questions of fact and law that may arise, the outcome of the legal proceeding is uncertain at this point. Based on information available to the Company at present, the Company cannot reasonably estimate a range of loss and accordingly has not accrued any liability associated with this action the Stein Complaint.
SEC Informal Inquiry
On March 27, 2019, the Company received notice that the SEC Division of Enforcement began an informal inquiry regarding the Company, requesting various documents relating to the Company’s accounting practices, including FTG revenue recognition, receivables and other matters relating to the Company’s previously disclosed intention to restate its condensed financial statements for the three and nine months ended September 30, 2018.
Based on these requests, the eventual scope, duration and outcome of the inquiry cannot be predicted at this time. We are cooperating fully with the SEC in connection with the inquiry.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

15. Subsequent Events
Acquisition of FullStack Academy
On April 1, 2019, the Company completed its acquisition (the “Fullstack Acquisition”) of Fullstack Academy, Inc. (“Fullstack”), a coding academy headquartered in New York, New York, pursuant to an Agreement and Plan of Reorganization (the “Fullstack Merger Agreement”). As of March 31, 2019, Fullstack had a carrying value of approximately $6.9 million of assets, excluding goodwill. The Company is currently in the process of evaluating the business combination accounting considerations, including the consideration transferred and the initial purchase price allocation.
At the closing of the Fullstack Acquisition, the equityholders of Fullstack received consideration consisting of $17.5 million in cash, less purchase price adjustments of approximately $1.1 million (the “Closing Cash Consideration”), and an aggregate of approximately 2,443,260 shares of the Company’s common stock, subject to escrow adjustments. If, as and when payable under the Fullstack Merger Agreement, the equityholders of Fullstack will be entitled to receive up to 2,250,000 shares of the Company’s common stock (the “Contingent Consideration”). The Contingent Consideration will become issuable, subject to the terms and conditions of the Fullstack Merger Agreement, upon the final determination of the achievement of certain employee retention, revenue and performance milestones in 2019 and 2020. The Fullstack Merger Agreement contains an employee incentive retention pool of up to $5.0 million in cash, payable at times over a two-year period.
The assets and liabilities of Fullstack will be recorded on the Company’s condensed consolidated balance sheets at their preliminary estimated fair values as of April 1, 2019, the acquisition date, and Fullstack’s results of operations will be included in the Company’s condensed consolidated statements of income (loss) from that date. For the three months ended March 31, 2019, the Company recorded acquisition-related expenses of $0.6 million in general and administrative on the condensed consolidated statement of income (loss), associated with the Fullstack Acquisition. The Company accounts for business combinations using the acquisition method of accounting. The initial accounting and determination of the fair values of the assets and liabilities resulting from the Fullstack Acquisition was incomplete at the time of this filing due to the timing of the closing of the Fullstack Acquisition in relation to the Company’s required filing deadline for this Quarterly Report on Form 10-Q (this “Form 10-Q”).
Acquisition of TutorMe
On April 3, 2019, the Company completed its acquisition (the “TutorMe Acquisition”) of TutorMe.com, Inc. (“TutorMe”), a provider of on-demand tutoring and online courses, headquartered in Los Angeles, California, pursuant to an Agreement and Plan of Reorganization (the “TutorMe Merger Agreement”). As of March 31, 2019, TutorMe had a carrying value of approximately $0.7 million of assets, excluding goodwill. The Company is currently in the process of evaluating the business combination accounting considerations, including the consideration transferred and the initial purchase price allocation.
At the closing of the TutorMe acquisition, in exchange for all outstanding shares of TutorMe capital stock and other rights to acquire or receive capital stock of TutorMe, the Company (i) paid a total of approximately $2.8 million in cash, subject to certain purchase price adjustments, (ii) issued a total of 309,852 shares of the Company’s common stock, and (iii) assumed all issued and outstanding options of TutorMe (the “Assumed Options”), of which a total of 231,406 shares of the Company’s common stock are underlying the Assumed Options that are subject to certain time-based vesting requirements and a total of 79,199 shares of the Company’s common stock are underlying the Assumed Options that are subject to certain performance-based vesting requirements. In addition, as part of the transactions contemplated by the TutorMe Merger Agreement, the Company (x) paid a total of approximately $1.1 million in cash to certain service providers of TutorMe as a transaction bonus and (y) issued a total of 293,621 PSUs to certain continuing service providers of TutorMe pursuant to the Company’s 2009 Stock Incentive Plan (as amended) and a form restricted stock unit agreement.
The assets and liabilities of TutorMe will be recorded on the Company’s condensed consolidated balance sheets at their preliminary estimated fair values as of April 1, 2019, the acquisition date, and TutorMe’s results of operations will be included in the Company’s condensed consolidated statements of income (loss) from that date. For the three months ended March 31, 2019, the Company recorded acquisition-related expenses of $0.3 million in general and administrative on the condensed consolidated statement of income (loss), associated with the TutorMe Acquisition. The Company accounts for business combinations using the acquisition method of accounting. The initial accounting and determination of the fair values of the

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

assets and liabilities resulting from the TutorMe Acquisition was incomplete at the time of this filing due to the timing of the closing of the acquisition in relation to the Company’s required filing deadline for this Form 10-Q.
The Company evaluated events occurring between the end of its most recent fiscal year and the date of filing, noting no additional subsequent events.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussions and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and reflects the effects of the restatement discussed in Note 2 to the condensed consolidated financial statements. For additional information regarding our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 (“Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 12, 2019, as well as our consolidated financial statements and related notes thereto included in Part II, Item 8 of the Form 10-K.
Unless the context indicates otherwise, in this report the terms “Zovio,” “the Company,” “we,” “us” and “our” refer to Zovio Inc, a Delaware corporation, and its wholly owned and indirect subsidiaries.
Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements may include, among others, statements regarding future events, future financial and operating results, strategies, expectations, the competitive environment, regulation and the availability of financial resources, including, without limitation, statements regarding:

•	our ability to successfully convert Ashford University to a not-for-profit university;

•
Ashford University's ability to continue to operate as an accredited institution subject to the requirements of the State of California, Department of Consumer Affairs, Bureau for Private Postsecondary Education (the “BPPE”);

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

•	projections, predictions and expectations regarding our business, financial position, results of operations and liquidity, and enrollment trends at Ashford University;

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

•	the outcome of various lawsuits, claims and legal proceedings;

•	initiatives focused on student success, retention and academic quality;

•	expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations;

•	expectations regarding capital expenditures;

•	our anticipated seasonal fluctuations in operational results;

•	management's goals and objectives; and

•	other similar matters that are not historical facts.

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
Overview
Zovio Inc is an education technology services company that partners with higher education institutions and employers to deliver innovative, personalized solutions to help learners and leaders achieve their aspirations. We were formerly known as Bridgepoint Education, Inc., and was a provider of postsecondary education services. Our wholly-owned subsidiary, Ashford University® is a regionally accredited academic institution, which delivers programs primarily online. Ashford University offers associate’s, bachelor’s, master’s and doctoral programs primarily online. As of March 31, 2019, Ashford University offered approximately 1,250 courses and approximately 90 degree programs.
Key operating data
In evaluating our operating performance, management focuses in large part on our (i) revenue, (ii) operating income and (iii) period-end enrollment at Ashford University. The following table, which should be read in conjunction with our condensed consolidated financial statements included in Part I, Item 1 of this report, presents our key operating data for each of the periods presented (in thousands, except for enrollment data):

	Three Months Ended March 31,
	2019	2018
Consolidated Statement of Income Data:
Revenue	$109,764	$116,777
Operating loss	$(7,195)	$(620)

Consolidated Other Data:
Period-end enrollment (1)	39,095	41,523

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

Key enrollment trends
Enrollment at Ashford University decreased 5.8% to 39,095 students at March 31, 2019 as compared to 41,523 students at March 31, 2018. Enrollment increased by 2.5% since the end of the preceding fiscal year, from 38,153 students at December 31, 2018 to 39,095 students at March 31, 2019. As described below, we generally experience a seasonal increase in new enrollments during the first quarter of each year, subsequent to holiday break.
We believe the decline in enrollment is partially attributable to a general strengthening of the economy which drives lower unemployment and increased competition, as well as a general weakening in the overall education industry due in large part to increased regulatory scrutiny.
We also believe new enrollment has been impacted by the deliberate changes in our marketing strategy in which we significantly reduced our spending in the affiliate channel and reinvested some of those savings in other channels. We have been implementing this updated marketing strategy that reflects a shift in our advertising mix, in an effort to attract prospective students who have a higher probability of being academically successful, with the goal of making meaningful improvements to the efficiency of our advertising, admissions and marketing spend.
We continue to focus our efforts on first stabilizing and then restarting enrollment growth. Expanding the course offerings with new programs will be one factor that we believe will contribute to our goal of stabilizing enrollment and then achieving new enrollment growth, and over time total enrollment growth.
One area in which we are experiencing positive enrollment trends is within the Education Partnerships programs with various employers. These programs include the Corporate Full Tuition Grant (“FTG”) program, which provides companies with the opportunity to offer their employees a way to pursue and complete a college degree without incurring any student debt. Enrollments in the Education Partnerships programs account for approximately 25% of our total enrollment as of March 31, 2019. Revenue derived from Education Partnerships is cash pay, and is therefore not considered federal student aid for purposes of calculations under the 90/10 rule.
Trends and uncertainties regarding revenue and continuing operations
Acquisition of FullStack Academy
On April 1, 2019, the Company acquired Fullstack Academy, Inc. (“Fullstack”), a Delaware corporation, pursuant to an Agreement and Plan of Reorganization (the “Fullstack Merger Agreement”) entered into by the parties on March 12, 2019 (the “Fullstack Acquisition”). Following the Fullstack Acquisition, Fullstack became a wholly-owned subsidiary of the Company.
Under the terms and subject to the conditions set forth in the Fullstack Merger Agreement, (i) at the closing of the Fullstack Acquisition, the equityholders of Fullstack received consideration consisting of $17.5 million in cash, less purchase price adjustments of approximately $1.1 million (the “Closing Cash Consideration”), and an aggregate of approximately 2,443,260 shares of our common stock (the “Closing Stock Consideration” and together with the Closing Cash Consideration, the “Closing Consideration”), subject to escrow adjustments, and (ii) if, as and when payable under the Fullstack Merger Agreement, the equityholders of Fullstack will be entitled to receive up to 2,250,000 shares of our common stock (the “Contingent Consideration” and together with the Closing Consideration, the “Merger Consideration”). The Contingent Consideration will become issuable, subject to the terms and conditions of the Fullstack Merger Agreement, upon the final determination of the achievement of certain employee retention, revenue and performance milestones in 2019 and 2020. The Merger Consideration is payable in a mix of cash and shares of our common stock, with (i) holders of Fullstack capital stock and other rights to acquire or receive capital stock of Fullstack (“Fullstack Securityholders”) who are not accredited investors receiving 100% of their consideration in cash and (ii) Fullstack Securityholders who are accredited investors receiving their consideration in a mix of cash and shares of our common stock.
Subject to the terms and conditions of the Fullstack Merger Agreement, the Closing Cash Consideration is subject to customary adjustments following the closing of the Fullstack Acquisition, including a working capital adjustment to the extent such amount is greater or less than the estimated net working capital amount determined at the closing of the Fullstack Acquisition. The Fullstack Merger Agreement contains an employee incentive retention pool of up to $5.0 million in cash, payable at times over a two-year period.
Certain portions of the Merger Consideration (both cash and shares of Company Common Stock) will be held in escrow to secure potential adjustments to the Closing Cash Consideration and the indemnification obligations of certain Fullstack Securityholders. The issuance of shares of our common stock pursuant to the Fullstack Merger Agreement will be made solely to accredited investors and thus in reliance on one or more exemptions or exclusions from the registration requirements of the Securities Act, including Regulation D promulgated under the Securities Act and the exemption from qualification under applicable state securities laws.

The Fullstack Merger Agreement contains customary representations, warranties and covenants of Fullstack and the Company, and the Fullstack Acquisition is subject to customary closing conditions.
A copy of the Fullstack Merger Agreement is filed as Exhibit 10.1 to this Form 10-Q.
Acquisition of TutorMe
On April 3, 2019, the Company, acquired TutorMe.com, Inc., a California corporation (“TutorMe”) pursuant to an Agreement and Plan of Reorganization (the “TutorMe Merger Agreement”) entered into by the parties on April 3, 2019 (“TutorMe Acquisition”). TutorMe is an online education platform that provides on-demand tutoring and online courses. Following the TutorMe Acquisition, TutorMe became a wholly-owned subsidiary of the Company.
Under the terms of the TutorMe Merger Agreement, in exchange for all outstanding shares of TutorMe capital stock and other rights to acquire or receive capital stock of TutorMe, the Company (i) paid a total of approximately $2.8 million in cash, subject to certain purchase price adjustments, (ii) issued a total of 309,852 shares of our common stock, and (iii) assumed all issued and outstanding options of TutorMe (the “Assumed Options”), of which a total of 231,406 shares of our common stock are underlying the Assumed Options that are subject to certain time-based vesting requirements and a total of 79,199 shares of our common stock are underlying the Assumed Options that are subject to certain performance-based vesting requirements. In addition, as part of the transactions contemplated by the TutorMe Merger Agreement, the Company (x) paid a total of approximately $1.1 million in cash to certain service providers of TutorMe as a transaction bonus and (y) issued a total of 293,621 performance-based restricted stock units to certain continuing service providers of TutorMe pursuant to the Company’s 2009 Stock Incentive Plan (as amended) and a form restricted stock unit agreement.
A portion of the total cash merger consideration was retained by the Company as partial security for the indemnification obligations of the TutorMe shareholders under the TutorMe Merger Agreement. The issuance of shares of Company Common Stock pursuant to the TutorMe Merger Agreement has been made solely to accredited investors and thus in reliance on one or more exemptions or exclusions from the registration requirements of the Securities Act, including Regulation D promulgated under the Securities Act and the exemption from qualification under applicable state securities laws. The TutorMe Merger Agreement contains customary representations, warranties and covenants of TutorMe and the Company.
A copy of the TutorMe Merger Agreement is filed as Exhibit 10.2 to this Form 10-Q.
Proposed conversion transactions
Ashford University submitted a change in control application to the Western Association of Schools and Colleges Senior College and University Commission (“WSCUC”) seeking approval to convert Ashford University to a not-for-profit California public benefit corporation. On March 6, 2019, WSCUC notified Ashford University that, pending the receipt and review of additional documents, WSCUC is deferring any action on the change of control application filed by Ashford University. WSCUC is also scheduling a video conference visit for June 5, 2019, related to the conversion transaction. As part of the conversion transaction, Ashford University will separate from the Company. Following the proposed conversion and separation of Ashford University, the Company plans to operate as a technology services provider that would provide certain services to the nonprofit entity and potentially, in the future, to other customers. The transactions described above are collectively hereinafter referred to as the “Proposed Transaction.”
The Company and Ashford University are continuing to finalize the terms of the Proposed Transaction and review various federal, state and other regulatory requirements that could impact the viability and timing of the Proposed Transaction. The Company and Ashford University's board of trustees are taking steps to protect Ashford University's independence in considering the Proposed Transaction in order to enable Ashford University to act in the best interests of Ashford University and its students.
Restructuring and impairment charges
We have implemented various restructuring plans to better align our resources with our business strategy and the related charges are recorded in the restructuring and impairment expense line item on our condensed consolidated statements of income (loss). Changes to these estimates could have a material impact on the Company’s condensed consolidated financial statements. For information regarding the restructuring and impairment charges recorded, refer to Note 4, “Restructuring and Impairment Expense” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Valuation allowance
We recognize deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, we evaluate factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss. The cumulative loss incurred over the three-year period ended March 31, 2019 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. Such objective evidence limited our ability to consider in our evaluation other subjective evidence such as our projections for future growth. On the basis of our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against our deferred tax assets should continue to be maintained as of March 31, 2019.
Recent Regulatory Developments
Negotiated Rulemaking and Other Executive Action
On July 31, 2018, the U.S. Department of Education (“Department”) published a notice in the Federal Register announcing its intention to establish a negotiated rulemaking committee (the “Rulemaking Committee”) to prepare proposed regulations for the Federal Student Aid programs authorized under title IV of the Higher Education Act of 1965, as amended. In September 2018, interested parties commented at three public hearings on the topics suggested by the Department in the notice, and suggested additional topics for consideration for action by the Rulemaking Committee.
The Rulemaking Committee met from January through March of 2019 on topics related to accreditation, competency-based education, state approval of online programs, and distance learning. The Rulemaking Committee reached consensus on all topics and the Department may issue proposed regulations based on that consensus by November 1, 2019 to be effective on July 1, 2020.
For additional information regarding negotiated rulemaking, see also the “Gainful Employment” and “Defense to Repayment” sections below.
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
On October 20, 2016, we received draft debt-to-earnings rates and certain underlying data from the Department for the first gainful employment measurement year. On January 8, 2017, we received Ashford University’s final debt-to-earnings rates for the first gainful employment measurement year. Based on the final rates, none of Ashford University’s programs were determined to fail. Two of our current programs, the Associate of Arts in Early Childhood Education and the Bachelor of Arts in Early Childhood Education/Administration, were determined to be in the zone. As of March 31, 2019, approximately 3.2% of Ashford University’s students were enrolled in the Associate of Arts in Early Childhood Education and approximately 8.4% of Ashford University’s students were enrolled in the Bachelor of Arts in Early Childhood Education/Administration. During the three months ended March 31, 2019, we derived revenue of approximately $4.4 million from the Associate of Arts in Early Childhood Education and approximately $11.9 million from the Bachelor of Arts in Early Childhood Education/Administration.
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
On June 30, 2017, the Department granted institutions until July 1, 2018 to comply with disclosure provisions related to promotional materials and prospective students, and extended the deadline for all programs to file alternate earnings appeals. The Department did not change a July 1, 2017 deadline requiring institutions to provide a completed disclosure template, or a link thereto, on gainful employment program web pages and our schools complied with this requirement. In January 2018, the Department announced the release of the 2018 gainful employment template. While the aesthetic of the template remained the same, the Department removed certain data points. This included the amount for off-campus room and board, the percentage of students who borrow money to pay for the degree program, and the typical annual earnings after leaving the program.
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
On June 18, 2018, the Department announced it will allow additional time, until July 1, 2019, for institutions to comply with the requirements of the gainful employment regulations in 34 CFR 668.412 (d) and (e) that include the disclosure template, or a link thereto, in their gainful employment program promotional materials; and directly distribute the disclosure template to prospective students. Because the Department intends to develop proposed regulations that would replace the gainful employment regulations, and as part of that rulemaking process, the Department continues to evaluate the efficacy of these disclosures to students and the implementation of these requirements. Institutions must continue to comply with the requirements in 34 CFR 668.412(a), (b), and (c) to post disclosures on their gainful employment program web pages using the approved disclosure template provided by the Department. The deadline for these actions was April 6, 2018 and, as discussed above, Ashford University has complied with this requirement.
On August 14, 2018, the Department proposed to rescind the gainful employment regulations and update the College Scorecard, a web-based tool, to provide program-level outcomes for all higher education programs at all institutions that participate in Title IV.
On August 24, 2018, the Department announced that it would still require institutions to comply with the October 1, 2018 reporting requirement. Schools were to submit gainful employment program data for the 2017-18 Award Year to the National Student Loan Data System by October 1, 2018. Ashford University submitted this reporting timely.

On February 13, 2019, the Department published a draft of the newly proposed gainful employment disclosure template (“GEDT”). The comment period on the draft GEDT ended on March 15, 2019. Institutions are still awaiting an announcement regarding when they will be required to use the new template.
On April 5, 2019, the Department distributed final GE Completers Lists. These lists are the final versions of those released by the Department on April 30, 2018. However, since the Memorandum of Understanding under which the Social Security Administration shared earnings data with the Department has expired, the Department is unable to calculate new rates.
We continue to review the information provided by the Department to understand the potential impact of the gainful employment regulations on Ashford University’s programs. We will also continue to evaluate options related to new programs or adjustments to current programs that could help mitigate the potential adverse consequences of the regulations. We will also continue to monitor changes to the existing regulations.
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
On March 15, 2019, the Department issued guidance for the implementation of parts of the regulations. The guidance covers an institution's responsibility in regard to reporting mandatory and discretionary triggers as part of the financial responsibility standards, class action bans and pre-dispute arbitration agreements, submission of arbitral and judicial records, and repayment rates. We will continue to monitor guidance on or changes to the existing regulations.
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
The most recent official three-year cohort default rates for Ashford University for the 2015, 2014 and 2013 federal fiscal years were 13.5%, 14.9% and 14.5%, respectively. The draft three-year cohort default rate for Ashford University for the 2016 federal fiscal year is 13.7%.
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
On January 1, 2019, the Company adopted ASU 2016-02, Leases (ASC 842), using the modified retrospective method. For information regarding the impact of this recent accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies - Recent Accounting Pronouncements” as well as Note 9, “Lease Obligations” to our condensed consolidated financial statements included elsewhere in this report. There were no other material changes to these critical accounting policies and estimates during the three months ended March 31, 2019.

Results of Operations
The following table sets forth our condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2019	2018
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	47.3	48.5
Admissions advisory and marketing	44.7	41.3
General and administrative	14.5	10.9
Restructuring and impairment expense (credit)	0.0	(0.1)
Total costs and expenses	106.5	100.6
Operating loss	(6.5)	(0.6)
Other income, net	0.5	0.2
Loss before income taxes	(6.0)	(0.4)
Income tax expense (benefit)	0.0	(1.5)
Net income (loss)	(6.1)%	1.1%
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Revenue. Our revenue for the three months ended March 31, 2019 and 2018, was $109.8 million and $116.8 million, respectively, representing a decrease of $7.0 million, or 6.0%. The decrease between periods was primarily due to a decrease of 7.0% in average weekly enrollment from 41,376 students for the three month period ended March 31, 2018 to 38,488 students for the three month period ended March 31, 2019. As a result of the decrease in enrollments, tuition revenue decreased by approximately $2.1 million. The decrease in revenue between periods was also due to higher scholarships for the period, an increase of $5.1 million. The overall revenue decrease was partially offset by a tuition increase, effective January 1, 2019, as well as an increase in net revenue generated from course digital materials of approximately $0.9 million.
Instructional costs and services. Our instructional costs and services for the three months ended March 31, 2019 and 2018, were $51.9 million and $56.6 million, respectively, representing a decrease of $4.7 million, or 8.3%. In addition to the decline in enrollment, specific decreases between periods primarily include bad debt of $2.8 million, direct compensation (including financial aid processing fees) of $1.2 million, corporate support services of $1.1 million, and instructor fees of $0.5 million, partially offset by an increase in instructional supplies of $1.0 million. Instructional costs and services, as a percentage of revenue, for the three months ended March 31, 2019 and 2018, were 47.3% and 48.5%, respectively, representing a decrease of 1.2%. This decrease primarily included decreases in bad debt of 2.2%, corporate support services of 0.4%, and facilities costs of 0.2%, partially offset by an increase in information technology costs of 1.0% and instructional supplies of 0.9%. As a percentage of revenue, bad debt expense was 3.3% for the three months ended March 31, 2019, compared to 5.5% for three months ended March 31, 2018.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the three months ended March 31, 2019 and 2018, were $49.1 million and $48.2 million, respectively, representing an increase of $0.9 million, or 1.8%. Specific factors contributing to the overall increase between periods were increases in advertising costs of $1.4 million, transaction costs of $0.4 million, professional fees of $0.4 million, license fees of $0.3 million, information technology costs of $0.2 million and corporate support services of $0.2 million, primarily offset by decreases in compensation of $1.8 million and facilities costs of $0.3 million. Admissions advisory and marketing, as a percentage of revenue, for the three months ended March 31, 2019 and 2018, were 44.7% and 41.3%, respectively, representing an increase of 3.4%. This increase primarily included increases in advertising costs of 2.5%, professional fees of 0.4%, license fees of 0.4%, transaction costs of 0.3%, and information technology costs of 0.3%, partially offset by a decrease in compensation of 0.5%.

General and administrative. Our general and administrative expenses for the three months ended March 31, 2019 and 2018, were $15.9 million and $12.7 million, respectively, representing an increase of $3.2 million, or 24.9%. The increase between periods was primarily due to increases in corporate support services of $0.9 million, administrative compensation of $0.7 million, transaction costs of $0.7 million, information technology costs of $0.3 million, and other administrative costs (which include acquisition costs) of $0.2 million. General and administrative expenses, as a percentage of revenue, for the three months ended March 31, 2019 and 2018, were 14.5% and 10.9%, respectively, representing an increase of 3.6%. This increase was primarily due to increases in administrative compensation of 1.1%, transaction costs of 0.7%, other administrative costs of 0.5%, information technology costs of 0.4%, and corporate support services of 0.4%.
Restructuring and impairment charges. We recorded a charge of approximately $29,000 to restructuring and impairment for the three months ended March 31, 2019, comprised primarily of revised estimates of lease charges. For the three months ended March 31, 2018, we recorded a credit of $0.2 million of restructuring and impairment charges, comprised of a credit of $0.5 million as a reversal of previously recorded estimated lease charges, offset by a charge of $0.3 million relating to severance costs for wages and benefits.
Other income, net. Our other income, net, was approximately $0.6 million for the three months ended March 31, 2019 and approximately $0.3 million for the three months ended March 31, 2018. The increase between periods was primarily due to increased interest income on average cash balances.
Income tax expense (benefit). We recognized an income tax expense of approximately $46,000 and an income tax benefit of $1.7 million, at effective tax rates of (0.7)% and 454.1% for the three months ended March 31, 2019 and 2018, respectively.
Net income (loss). Our net loss was $6.6 million for the three months ended March 31, 2019, compared to net income of $1.3 million for the three months ended March 31, 2018, a $7.9 million decrease in net income as a result of the factors discussed above.
Liquidity and Capital Resources
We finance our operating activities and capital expenditures primarily through cash on hand and through cash provided by operating activities. At March 31, 2019 and December 31, 2018, our cash and cash equivalents were $141.8 million and $166.3 million, respectively. At March 31, 2019 and December 31, 2018, we had total restricted cash of $24.9 million and $24.3 million, which included long-term restricted cash of $5.7 million and $5.7 million, respectively, and investments of $2.2 million and $2.1 million, respectively. At March 31, 2019, we had no long-term debt.
We manage our excess cash pursuant to the quantitative and qualitative operational guidelines of our cash investment policy. Our cash investment policy, which is managed by our Chief Financial Officer, has the following primary objectives: (i) preserving principal, (ii) meeting our liquidity needs, (iii) minimizing market and credit risk, and (iv) providing after-tax returns. Under the policy’s guidelines, we invest our excess cash exclusively in high-quality, U.S. dollar-denominated financial instruments. For a discussion of the measures we use to mitigate the exposure of our cash investments to market risk, credit risk and interest rate risk, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q.
There was a slight increase in the fair value of our investments at March 31, 2019 as compared to December 31, 2018. We believe that any fluctuations we have recently experienced are temporary in nature and that while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
Title IV and other governmental funding
Ashford University derives the substantial majority of its respective revenues from students who enroll and are eligible for various federal student financial assistance programs authorized under Title IV of the Higher Education Act. Ashford University is subject to significant regulatory scrutiny as a result of numerous standards that must be satisfied in order to participate in Title IV programs. For additional information regarding Title IV programs and the regulation thereof, see “Business—Regulation” included in Part I, Item 1 of the Form 10-K. The balance of revenues derived by Ashford University is from government tuition assistance programs for military personnel, including veterans, payments made in cash by individuals, reimbursement from corporate affiliates and private loans.
If we were to become ineligible to receive Title IV funding or other governmental funding, our liquidity would be significantly impacted. The timing of disbursements under Title IV programs is based on federal regulations and our ability to successfully and timely arrange financial aid for Ashford University’s students. Title IV funds are generally provided in multiple disbursements before we earn a significant portion of tuition and fees and incur related expenses over the period of instruction. Students must apply for new loans and grants each academic year. These factors, together with the timing at which Ashford University’s students begin their programs, affect our revenues and operating cash flow.
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
Operating activities
Net cash used in operating activities was $16.4 million for the three months ended March 31, 2019, compared to net cash used in operating activities of $15.1 million for the three months ended March 31, 2018, an overall increase between periods in net cash used in operating activities of $1.4 million. This increase in cash used in operating activities is primarily attributable to the $8.0 million decrease in net income between periods, changes in prepaid expenses and other current assets due to timing of prepaids, lower net bad debt than in prior year, and a decrease in deferred revenue to do lower average enrollments. These changes were partially offset by an increase in the accounts payable and accrued liabilities balance at year end, due to the implementation of ASC 842, and a smaller decrease in the accounts receivable balances in current year versus prior year period end.
Investing activities
Net cash used in investing activities was $6.7 million for the three months ended March 31, 2019, compared to net cash used in investing activities of $1.1 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, we had capitalized costs for intangibles of $0.2 million, purchases of investments of approximately $22,000, and no sales of investments. This is compared to capitalized costs for intangibles of $0.3 million, purchases of investments of $0.7 million, and sales of investments of $0.7 million for the three months ended March 31, 2018. Capital expenditures for the three months ended March 31, 2019 were $6.5 million, compared to $0.8 million for the three months ended March 31, 2018. We expect our capital expenditures to be approximately $30.0 million for the year ending December 31, 2019.
Financing activities
Net cash used in financing activities was $0.7 million for the three months ended March 31, 2019, compared to net cash used in financing activities of $0.7 million for the three months ended March 31, 2018. During each of the three months ended March 31, 2019 and 2018, net cash used included tax withholdings related to the issuance of restricted stock units vesting. During the three months ended March 31, 2019, the cash used was partially offset by the cash provided by stock option exercises.
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
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of March 31, 2019, our total available surety bond facility was $8.5 million and the surety had issued bonds totaling $8.1 million on our behalf under such facility.

Significant Contractual Obligations
The following table sets forth, as of March 31, 2019, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
(In thousands)	Total	2019	2020	2021	2022	2023	Thereafter
Operating lease obligations	$54,919	$14,558	$9,749	$6,351	$3,826	$2,726	$17,709
Other contractual obligations	47,315	13,196	12,596	6,580	5,014	4,929	5,000
Uncertain tax positions	869	—	869	—	—	—	—
Total	$103,103	$27,754	$23,214	$12,931	$8,840	$7,655	$22,709
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of March 31, 2019, we had no outstanding borrowings.
Our future investment income may fall short of expectations due to changes in interest rates. At March 31, 2019, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2019.
Material weaknesses in internal control over financial reporting
Management has concluded that there were matters that constituted material weaknesses in our internal control over financial reporting. These material weaknesses relate to (i) control design in the accounting of the student contracts for the FTG program whereby revenue was misstated due to allowances that had not been properly determined and contained computational errors, which also resulted in misstatements in accounts receivable and its provision for bad debts and deferred revenue and student deposits; and (ii) operating effectiveness of review controls in the determination of the accounting for nonrecurring transactions and new accounting standards. Specifically, our controls were not effective as management misapplied accounting guidance and did not arrive at the proper accounting conclusions, resulting in misstatement of restricted cash and other long-term assets as of September 30, 2018 related to a long-term letter of credit issued as collateral for the build-to-suit lease; and management incorrectly applied ASC 606 upon adoption on January 1, 2018 as it relates to the FTG program, specifically the period of time for which to recognize revenue in the fiscal year 2018 related to FTG students that become inactive. These material weaknesses resulted in the restatement of the Company’s financial statements. Accordingly, management has determined that the Company's internal control over financial reporting was not effective as of March 31, 2019 due to material weaknesses.
Management's Remediation Efforts
We are committed to remediating the material weaknesses by implementing changes to our internal control over financial reporting. Our Principal Financial Officer is responsible for implementing changes and improvements in internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.
Throughout the first quarter of 2019, we have implemented measures to remediate the underlying causes of the control deficiencies. These measures include (i) improving the internal communication procedures between operations and accounting personnel; (ii) enhancing our controls over the FTG accounting models, including more detailed steps to evaluate and revise critical assumptions and estimates to be more precise; (iii) implementing enhanced analytical controls to compensate for the manual processes; (iv) technical accounting training for key financial management; and (v) engaging external consultants, as needed, to provide support related to more complex applications of GAAP related to nonrecurring transactions and new accounting standards.
We believe these measures will remediate the underlying control deficiencies that gave rise to the material weaknesses. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
We continually assess the adequacy of our internal control over financial reporting and make improvements as deemed appropriate. As discussed above, during the three months ended March 31, 2019, management began to implement certain remediation measures to improve our internal control over financial reporting and to remediate the previously identified material weaknesses. Aside from the above, there were no changes in internal control over financial reporting, during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Acquisitions are one component of our overall long-term growth strategy. The successful implementation of this strategy depends upon the Company’s ability to identify suitable domestic and international acquisition candidates, acquire such businesses on acceptable terms and finance such acquisitions. There can be no assurance that such candidates will be available or, if such candidates are available, that the price will be attractive or that the Company will be able to identify, acquire or finance such businesses successfully. In addition, in pursuing such acquisition opportunities, the Company may compete with other entities with similar growth strategies; these competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets could also result in increased prices of acquisition targets and/or a diminished pool of companies available for acquisition. There may be particular difficulties and complexities (regulatory or otherwise) associated with our expansion into international markets, and our strategies may not succeed beyond our current markets. If we are unable to effectively address these challenges, our ability to execute this component of our long-term strategy will be impaired, which could have an adverse effect on our ability to grow and our profitability.
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
The successful integration and profitable operation of an acquired institution or business, including the realization of anticipated cost savings and additional revenue opportunities, can present challenges, and the failure to overcome these challenges can have an adverse effect on our business, financial condition, cash flows and results of operations. Some of these challenges include:

•	the inability to maintain uniform standards, controls, policies and procedures;

•	distraction of management's attention from normal business operations during the integration process;

•	the inability to attract and/or retain key management personnel to operate the acquired entity;

•	the inability to obtain, or delay in obtaining, regulatory or other approvals necessary to operate the business;

•	the inability to correctly estimate the size of a target market or accurately assess market dynamics;

•	the inability to retain the clients of the acquired entity;

•	the lingering effects of poor client relations or service performance by the acquired entity, which also may negatively affect the Company’s existing business;

•	the inability to fully realize the desired efficiencies and economies of scale;

•	expenses associated with the integration efforts; and

•	unidentified issues not discovered in the due diligence process, including legal contingencies.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
None.
Item 5.  Other Information.
None.

Item 6.  Exhibits.

Exhibit	Description
3.1	Zovio Amended and Restated Certificate of Incorporation, as Amended
3.2	Third Amended and Restated Bylaws of Zovio Inc (Incorporated by reference to Form 8-K, Exhibit 3.2, filed April 2, 2019).
10.1	Agreement and Plan of Reorganization by and among Bridgepoint Education, Inc and Fullstack Academy, Inc.*
10.2	Agreement and Plan of Reorganization by and among Zovio Inc (formerly known as Bridgepoint Education, Inc) and Toucan Merger Sub, Inc.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew S. Clark, President and Chief Executive Officer, and Kevin Royal, Chief Financial Officer.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 9, 2019, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (ii) the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2019 and 2018; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2019 and 2018; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (vi) the Notes to Condensed Consolidated Financial Statements.

*Certain confidential portions of this exhibit have been omitted

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOVIO INC

May 9, 2019	/s/ KEVIN ROYAL
Kevin Royal Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)