Form 10-Q
period 2019-06-30
Zovio Inc
filed 2019-08-07
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

1811 E. Northrop Blvd, Chandler, AZ 85286
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
The total number of shares of common stock outstanding as of August 2, 2019, was 30,259,905.

ZOVIO INC
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
ZOVIO INC
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of June 30, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$104,617	$166,307
Restricted cash	20,049	18,619
Investments	2,344	2,068
Accounts receivable, net	33,720	27,015
Prepaid expenses and other current assets	25,754	18,255
Total current assets	186,484	232,264
Property and equipment, net	28,496	16,860
Operating lease assets	26,261	—
Goodwill and intangibles, net	47,199	12,441
Other long-term assets	8,704	7,927
Total assets	$297,144	$269,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$83,886	$62,792
Deferred revenue and student deposits	59,384	63,834
Total current liabilities	143,270	126,626
Rent liability	24,928	3,183
Lease financing obligation	—	8,634
Other long-term liabilities	6,556	3,435
Total liabilities	174,754	141,878
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both June 30, 2019, and December 31, 2018	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 65,628 and 65,289 issued, and 30,260 and 27,168 outstanding, at June 30, 2019 and December 31, 2018, respectively	659	653
Additional paid-in capital	185,293	205,157
Retained earnings	405,753	429,992
Treasury stock, 35,368 and 38,121 shares at cost at June 30, 2019, and at December 31, 2018, respectively	(469,315)	(508,188)
Total stockholders' equity	122,390	127,614
Total liabilities and stockholders' equity	$297,144	$269,492
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$107,495	$119,037	$217,259	$235,814
Costs and expenses:
Instructional costs and services	55,088	54,397	107,026	111,011
Admissions advisory and marketing	44,810	39,875	93,882	88,069
General and administrative	22,532	12,549	38,452	25,297
Legal settlement expense	—	141	—	141
Restructuring and impairment expense	5,394	2,729	5,423	2,570
Total costs and expenses	127,824	109,691	244,783	227,088
Operating income (loss)	(20,329)	9,346	(27,524)	8,726
Other income, net	297	282	896	532
Income (loss) before income taxes	(20,032)	9,628	(26,628)	9,258
Income tax benefit	(2,435)	(5,452)	(2,389)	(7,132)
Net income (loss)	$(17,597)	$15,080	$(24,239)	$16,390
Income (loss) per share:
Basic	$(0.58)	$0.56	$(0.84)	$0.60
Diluted	$(0.58)	$0.55	$(0.84)	$0.60
Weighted average number of common shares outstanding used in computing income (loss) per share:
Basic	30,215	27,170	28,706	27,167
Diluted	30,215	27,348	28,706	27,491
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2017	64,887	$649	$201,755	$426,356	$(505,764)	$122,996
Adoption of accounting standards (Note 2)	—	—	—	(1,000)	—	(1,000)
Stock-based compensation	—	—	1,165	—	—	1,165
Stock issued under stock incentive plan, net of shares held for taxes	186	2	(707)	—	—	(705)
Stock repurchase	—	—	—	—	—	—
Net income	—	—	—	1,310	—	1,310
Balance at March 31, 2018	65,073	$651	$202,213	$426,666	$(505,764)	$123,766
Stock-based compensation	—	—	1,160	—	—	1,160
Stock issued under employee stock purchase plan	16	—	98	—	—	98
Stock issued under stock incentive plan, net of shares held for taxes	20	—	(48)	—	—	(48)
Stock repurchase	—	—	—	—	(2,424)	(2,424)
Net income	—	—	—	15,080	—	15,080
Balance at June 30, 2018	65,109	$651	$203,423	$441,746	$(508,188)	$137,632

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2018	65,289	$653	$205,157	$429,992	$(508,188)	$127,614
Stock-based compensation	—	—	1,706	—	—	1,706
Exercise of stock options	6	1	59	—	—	60
Stock issued under stock incentive plan, net of shares held for taxes	284	2	(757)	—	—	(755)
Net loss	—	—	—	(6,642)	—	(6,642)
Balance at March 31, 2019	65,579	$656	$206,165	$423,350	$(508,188)	$121,983
Stock-based compensation	—	—	3,596	—	—	3,596
Stock issued under employee stock purchase plan	29	—	96	—	—	96
Stock issued under stock incentive plan, net of shares held for taxes	20	—	(51)	—	—	(51)
Stock issued under acquisition	—	3	(24,513)		38,873	14,363
Net loss	—	—	—	(17,597)	—	(17,597)
Balance at June 30, 2019	65,628	$659	$185,293	$405,753	$(469,315)	$122,390
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(24,239)	$16,390
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debts	7,525	11,872
Depreciation and amortization	4,198	3,533
Deferred income taxes	75	8
Stock-based compensation	5,302	2,325
Noncash lease expense	9,345	—
Net gain on marketable securities	(203)	(24)
Reassessment of lease charges	558	1,227
Loss on disposal or impairment of fixed assets	—	334
Changes in operating assets and liabilities:
Accounts receivable	(8,579)	(19,900)
Prepaid expenses and other current assets	(1,355)	1,828
Other long-term assets	(684)	737
Accounts payable and accrued liabilities	7,086	(10,588)
Deferred revenue and student deposits	(7,000)	(8,335)
Operating lease liabilities	(11,517)	—
Other liabilities	(2,630)	(8,624)
Net cash used in operating activities	(22,118)	(9,217)
Cash flows from investing activities:
Capital expenditures	(17,767)	(1,291)
Purchases of investments	(74)	(1,033)
Capitalized costs for intangible assets	(293)	(470)
Cash paid in acquisition, net of cash acquired	(19,286)	—
Sale of investments	—	975
Net cash used in investing activities	(37,420)	(1,819)
Cash flows from financing activities:
Proceeds from exercise of stock options	60	—
Proceeds from the issuance of stock under employee stock purchase plan	96	98
Tax withholdings on issuance of stock awards	(806)	(753)
Repurchase of common stock	—	(2,424)
Net cash used in financing activities	(650)	(3,079)
Net decrease in cash, cash equivalents and restricted cash	(60,188)	(14,115)
Cash, cash equivalents and restricted cash at beginning of period	190,584	205,526
Cash, cash equivalents and restricted cash at end of period	$130,396	$191,411

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$4,637	$323
Issuance of common stock for vested restricted stock units	$2,628	$2,140
Consideration for acquisition in accounts payable and accrued liabilities	$483	$—
Issuance of common stock for acquisitions	$14,363	$—

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$104,617	$171,596
Restricted cash	20,049	19,815
Long-term restricted cash	5,730	—
Total cash, cash equivalents and restricted cash	$130,396	$191,411
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business
Zovio Inc (the “Company”), formerly known as Bridgepoint Education, Inc., is a Delaware corporation, and is an education technology services company that partners with higher education institutions and employers to deliver innovative, personalized solutions to help learners and leaders achieve their aspirations. Its wholly owned subsidiary, Ashford University®, is a regionally accredited academic institution, which delivers programs primarily online. Ashford University offers associate’s, bachelor’s, master’s and doctoral programs. On April 1, 2019, the Company acquired Fullstack Academy, Inc (“Fullstack”) and on April 3, 2019, the Company acquired TutorMe.com, Inc. (“TutorMe”), which became wholly-owned subsidiaries of the Company. The operating results of Fullstack and TutorMe subsequent to the acquisition dates have been included in the Company's condensed consolidated results of operations. For further information regarding the acquisitions, refer to Note 3, “Business Combinations” to the condensed consolidated financial statements.
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
Restatement of Previously Issued Condensed Consolidated Financial Statements
Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2018, the Company determined that such financial statements had errors related to: (i) revenue for the Corporate Full Tuition Grant (“FTG”) program portion of our student contracts which was misstated due to allowances that had not been properly determined and computational errors, which also resulted in misstatements in accounts receivable and its provision for bad debts, deferred revenue and student deposits, and the related income tax impact; and (ii) a misstatement in the adjustment to beginning retained earnings as of January 1, 2018 as a result of the incorrect adoption of ASU 2014-09, Revenue from Contracts with Customers, or Accounting Standards Codification Topic 606 (“ASC 606”) as it relates to the FTG program, resulting in a decrease of $2.2 million from the amount previously reported of $3.2 million to $1.0 million, as restated. As a result, the Company has restated the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2018 from amounts previously reported to correct these matters. Management considers the restatement to be immaterial.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present a summary of the impact of the restatement corrections and other immaterial adjustments on the condensed consolidated statement of income (loss), the condensed consolidated statement of cash flows and the condensed consolidated statement of stockholders’ equity for the three and six months ended June 30, 2018. The following tables are presented in thousands, except per share data:

	As Reported	As Restated	As Reported	As Restated
	Three Months Ended		Six Months Ended
Condensed consolidated statement of income (loss) data:	June 30, 2018		June 30, 2018
Revenue	$120,834	$119,037	$238,865	$235,814
Instructional costs and services	$53,986	$54,397	$110,848	$111,011
Total costs and expenses	$109,280	$109,691	$226,925	$227,088
Operating income	$11,554	$9,346	$11,940	$8,726
Income before income taxes	$11,836	$9,628	$12,472	$9,258
Income tax benefit	$(5,395)	$(5,452)	$(7,056)	$(7,132)
Net income	$17,231	$15,080	$19,528	$16,390
Basic income per share	$0.63	$0.56	$0.72	$0.60
Diluted income per share	$0.63	$0.55	$0.71	$0.60

	As Reported	As Restated
	Six Months Ended
Condensed consolidated statement of cash flow data:	June 30, 2018
Net income	$19,528	$16,390
Provision for bad debts	$11,709	$11,872
Accounts receivable	$(21,376)	$(19,900)
Prepaid expenses and other current assets	$1,904	$1,828
Deferred revenue and student deposits	$(9,910)	$(8,335)
Cash flows used in operating activities	$(9,217)	$(9,217)

	As Reported	As Restated
Condensed consolidated statement of stockholders’ equity data:	June 30, 2018
Retained earnings	$448,195	$441,746
Total stockholders’ equity	$144,081	$137,632
Comprehensive Income (Loss)
The Company has no components of other comprehensive income (loss), and therefore, comprehensive income (loss) equals net income (loss).
Leases
In accordance with ASU 2016-02, Leases (ASC 842) (“ASC 842”), leases are evaluated and classified as either operating or finance leases. The Company does not have any finance leases. The Company’s operating leases are included in operating lease assets, accounts payable and accrued liabilities, and noncurrent lease liabilities on the condensed consolidated balance sheets. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on information available at the date of adoption in

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

calculating the present value of its existing lease payments. The incremental borrowing rate is determined using the U.S. Treasury rate adjusted to account for the Company’s credit rating and the collateralized nature of operating leases. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line method over the term of the lease.
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
Business Combinations
The Company uses the acquisition method of accounting for business combinations. This method requires the use of significant estimates, assumptions and judgments in the determination of the estimated fair value of assets acquired and liabilities assumed in order to properly allocate the purchase price at the acquisition date. The estimates, assumptions and judgments are based in part on historical experience, industry data, information obtained from the management of the acquired companies and assistance from independent third-party appraisal firms. Examples of critical estimates include assigning values to the acquired identifiable intangible assets and valuing contingent consideration and earnout liabilities. For further information regarding the acquisitions, refer to Note 3, “Business Combinations” to the condensed consolidated financial statements.
Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2018-15 (“ASU 2018-15”), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Specifically, ASU 2018-15 amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract and which costs to expense. This guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2019; early adoption is permitted. Entities are permitted to apply a retrospective or a prospective transition approach to adopt the guidance.  The Company early adopted ASU 2018-15 during the period ended March 31, 2019, on a prospective basis. The adoption of ASU 2018-15 did not have a material impact on the Company’s condensed consolidated financial statements.
The Company adopted ASU 2016-02, Leases (ASC 842), as of January 1, 2019, using the modified retrospective approach. The Company elected the ‘comparatives under ASC 840 option’ as a transitional practical expedient, which allows the Company to initially apply the new lease requirements at the effective date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. It also allows the Company to report comparative periods in the financial statements under previous GAAP under ASC 840, Leases (“ASC 840”). The Company also elected the ‘package of practical expedients’ permitted under the transition guidance, which allowed the Company to (i) carry forward the historical lease classification, (ii) forgo reassessment of whether any expired or existing contracts contain leases, and (iii) forgo reassessment of whether any previously unamortized initial direct costs continue to meet the definition of initial direct costs under ASC 842. The Company did not, however, elect the ‘hindsight’ practical expedient to reassess the lease term for existing leases. Additionally, the Company does not have land easements, therefore, practical expedients pertaining to land easements are not applicable to the Company.
For the accounting policy practical expedients, the Company elected the short-term lease exemption, under which any lease less than 12 months is excluded from recognition on the balance sheet. The Company elected not to recognize right of use assets and lease liabilities for short term leases, which has a lease term of 12 months or less and does not include an option to

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

purchase the underlying asset that the Company is reasonably certain to exercise. Additionally, the Company elected the non-separation of lease and non-lease components, and as a result, the Company does not need to account for lease components (e.g., fixed payments including rent) separately from the non-lease components (e.g., common-area maintenance costs).
Upon adoption of ASC 842, the Company recorded right-of-use assets of approximately $25.2 million, with corresponding operating lease liabilities of approximately $31.8 million, respectively, with an offset to accounts payable and accrued liabilities and other long-term liabilities of approximately $8.4 million to eliminate accrued rent and an offset to prepaid and other current assets of $1.7 million on the consolidated balance sheet as of January 1, 2019. The Company also derecognized an existing construction-in-process of approximately $8.6 million, with a corresponding debt obligation of the same amount for an asset under construction in build-to-suit lease arrangements. However, when the Company completed the related build-to-suit construction in April 2019, the Company recognized a right-of-use asset and lease liability on its balance sheet for the associated lease.
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

The standard did not materially impact the Company’s consolidated net earnings and had no material impact on the condensed consolidated statement of cash flows. For further information regarding leases, refer to Note 10, “Lease Obligations” to the condensed consolidated financial statements.
In June 2018, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The update requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The update requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. The update is effective for SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt this standard on January 1, 2020, and does not believe the adoption of ASU 2016-13 will have a material impact on the Company’s consolidated financial statements.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Business Combinations
Acquisition of FullStack Academy, Inc.
On April 1, 2019, the Company acquired Fullstack, a coding academy headquartered in New York, by acquiring all of the outstanding shares, pursuant to an Agreement and Plan of Reorganization (the “Fullstack Merger Agreement”). As of March 31, 2019, Fullstack had a carrying value of approximately $7.1 million of assets, excluding goodwill. At the closing of the Fullstack acquisition, the equityholders of Fullstack received consideration consisting of $17.5 million in cash (less purchase price adjustments of approximately $2.0 million, plus third-party expenses of approximately $2.0 million), and an aggregate of approximately 2,443,260 shares of the Company’s common stock, subject to escrow adjustments. Additionally, under the Fullstack Merger Agreement, the equityholders of Fullstack will be entitled to receive up to 2,250,000 shares of the Company’s common stock (the “Fullstack Contingent Consideration”). The Fullstack Merger Agreement contains an employee incentive retention pool of up to $5.0 million in cash, payable at times over a two-year period.
The assets and liabilities of Fullstack will be recorded on the Company’s condensed consolidated balance sheets at their preliminary estimated fair values as of April 1, 2019, the acquisition date. Fullstack’s results of operations will be included in the Company’s condensed consolidated statements of income (loss) from that date. Fullstack recognized revenue of $2.4 million, had an operating loss of $4.0 million, and net loss of $4.0 million for the three months ended June 30, 2019. For the three and six months ended June 30, 2019, the Company recorded acquisition-related expenses of $0.3 million and $0.9 million, respectively, in general and administrative on the condensed consolidated statement of income (loss), associated with the Fullstack acquisition. The Company accounts for business combinations using the acquisition method of accounting.
The following table summarizes the preliminary purchase price, as well as the preliminary allocation of the purchase price relating to the assets and liabilities purchased (in thousands):

Estimated cash consideration for acquired assets	$17,540
Estimated fair value of equity	12,336
Preliminary fair value of contingent consideration payable	3,250
Total estimated purchase price	$33,126

Preliminary Purchase Price Allocation:
Cash and cash equivalents	$585
Accounts receivable	5,604
Prepaid and other assets	665
Property and equipment	167
Operating lease assets	1,297
Intangible assets	11,605
Other long-term assets	20
Accounts payable and accrued liabilities	(496)
Deferred revenue	(2,350)
Long-term liabilities	(1,297)
Total identifiable net assets acquired	$15,800
Deferred tax liability	(2,165)
Goodwill	19,491
Total estimated purchase consideration	$33,126
The fair value of the consideration to be paid exceeded the fair value of the net assets acquired and liabilities assumed, resulting in goodwill being recorded. Goodwill arising from the acquisition consists largely of future performance expected to be generated from new university and student relationships. None of the goodwill recognized is expected to be deductible for

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

income tax purposes. The above purchase price and purchase price allocation are preliminary and subject to future revision as the acquired assets and liabilities assumed are dependent upon the finalization of the related valuations. The fair values assigned to assets acquired and liabilities assumed for Fullstack are based upon managements best estimates and assumptions as of the reporting date, and are considered preliminary pending finalization of the valuations pertaining to tax liabilities assumed, including the calculation of deferred tax assets and liabilities.
The fair value of the common shares issued as part of the consideration paid was determined on the basis of the closing market price of the Company’s shares on the acquisition date, and also incorporated a discount for lack of marketability rates for various holding periods.
The Fullstack Contingent Consideration will become issuable, subject to the terms and conditions of the Fullstack Merger Agreement. Of the total contingent 2,250,000 shares, (i) 1,250,000 are based upon final determination of the achievement of certain employee retention and is being expensed over the retention period, (ii) 500,000 shares are based upon revenue performance in 2019 and 2020, earning on a sliding scale, in the event that the revenues for Fullstack are between $25.0 million and $35.0 million, and (iii) 500,000 shares are based upon contract performance milestones in 2019 and 2020, earned on a sliding scale, in the event that Fullstack obtains between 4 and 8 new university contracts. The fair value of the performance based Fullstack Contingent Consideration arrangements was estimated by applying a Monte Carlo simulation, based upon the result of forecast information. These measures are based upon significant inputs that are not observable by the market, and are therefore deemed to be Level 3 inputs. At each subsequent reporting date, the Company will remeasure the contingent consideration and recognize any changes in value. If the probability of achieving the performance target significantly changes from what was initially anticipated, the change could have a significant impact on the Company’s financial statements in the period recognized.
Acquisition of TutorMe.com, Inc.
On April 3, 2019, the Company acquired TutorMe, a provider of on-demand tutoring and online courses, headquartered in California, by acquiring all of the outstanding shares, pursuant to an Agreement and Plan of Reorganization (the “TutorMe Merger Agreement”). As of March 31, 2019, TutorMe had a carrying value of approximately $0.6 million of assets, excluding goodwill. At the closing of the TutorMe acquisition, in exchange for all outstanding shares of TutorMe capital stock and other rights to acquire or receive capital stock of TutorMe, the Company (i) paid a total of approximately $2.8 million in cash, subject to certain purchase price adjustments, (ii) issued a total of 309,852 shares of the Company’s common stock, and (iii) assumed all issued and outstanding options of TutorMe (the “Assumed Options”), of which a total of 231,406 shares of the Company’s common stock are underlying the Assumed Options that are subject to certain time-based vesting requirements and a total of 79,199 shares of the Company’s common stock are underlying the Assumed Options that are subject to certain performance-based vesting requirements. In addition, as part of the transactions contemplated by the TutorMe Merger Agreement, the Company (x) paid a total of approximately $1.2 million in cash to certain service providers of TutorMe as a transaction bonus and (y) issued a total of 293,621 PSUs to certain continuing service providers of TutorMe pursuant to the Company’s 2009 Stock Incentive Plan (as amended) and a form restricted stock unit agreement.
The assets and liabilities of TutorMe will be recorded on the Company’s condensed consolidated balance sheets at their preliminary estimated fair values as of April 3, 2019, the acquisition date. TutorMe’s results of operations will be included in the Company’s condensed consolidated statements of income (loss) from that date. TutorMe recognized revenue of $0.2 million, had an operating loss of $0.7 million, and net loss of $0.7 million for the three months ended June 30, 2019. For the three and six months ended June 30, 2019, the Company recorded acquisition-related expenses of $0.3 million and $0.6 million, respectively, in general and administrative on the condensed consolidated statement of income (loss), associated with the TutorMe Acquisition. The Company accounts for business combinations using the acquisition method of accounting.
The following table summarizes the preliminary purchase price, as well as the preliminary allocation of the purchase price relating to the assets and liabilities purchased (in thousands):

Estimated cash consideration for acquired assets	$3,028
Estimated fair value of equity	2,026
Total estimated purchase price	$5,054

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Preliminary Purchase Price Allocation:
Cash and cash equivalents	$214
Accounts receivable	46
Intangible assets	1,730
Accounts payable and accrued liabilities	(35)
Deferred revenue	(200)
Long-term liabilities	(3)
Total identifiable net assets acquired	$1,752
Deferred tax liability	(260)
Goodwill	3,562
Total estimated purchase consideration	$5,054
The fair value of the consideration to be paid exceeded the fair value of the net assets acquired and liabilities assumed, resulting in goodwill being recorded. Goodwill arising from the acquisition consists largely of future performance expected to be generated from new university and student relationships, as well as the developed technology. None of the goodwill recognized is expected to be deductible for income tax purposes. The above purchase price and purchase price allocation are preliminary and subject to future revision as the acquired assets and liabilities assumed are dependent upon the finalization of the related valuations. The fair values assigned to assets acquired and liabilities assumed for TutorMe are based upon managements best estimates and assumptions as of the reporting date, and are considered preliminary pending finalization of the valuations pertaining to tax liabilities assumed, including the calculation of deferred tax assets and liabilities.
The fair value of equity includes the common shares issued as part of the consideration paid was determined on the basis of the closing market price of the Company’s shares on the acquisition date, which also incorporated a discount for lack of marketability rates for various holding periods.
4. Revenue Recognition
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
The following table presents the Company’s net revenue disaggregated based on the revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Tuition revenue, net	$97,729	$107,795	$196,686	$215,001
Digital materials revenue, net	6,201	6,638	13,058	12,666
Technology fee revenue, net	3,094	4,058	6,525	7,085
Other revenue, net (1)	471	546	990	1,062
Total revenue, net	$107,495	$119,037	$217,259	$235,814
(1) Primarily consists of revenues generated from services such as graduation fees, transcript fees, and other miscellaneous services.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the Company’s net revenue disaggregated based on the timing of revenue recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Over time, over period of instruction	$88,732	$102,868	$179,446	$205,171
Over time, full tuition grant (1)	12,888	9,514	25,310	17,838
Point in time (2)	5,875	6,655	12,503	12,805
Total revenue, net	$107,495	$119,037	$217,259	$235,814

(1)	Represents revenue generated from the FTG program.

(2)	Represents revenue generated from digital textbooks and other miscellaneous fees.

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
Below are the opening and closing balances of deferred revenue from the Company’s contracts with customers (in thousands):

	Six Months Ended June 30,
	2019	2018
Deferred revenue opening balance, January 1	$21,768	$22,001
Deferred revenue closing balance, June 30	24,009	24,388
Increase (Decrease)	$2,241	$2,387
For further information on deferred revenue and student deposits, refer to Note 8, “Other Significant Balance Sheet Accounts - Deferred Revenue and Student Deposits” and for further information on receivables, refer to Note 7, “Accounts Receivable, Net” within the condensed consolidated financial statements.
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
The difference between the opening and closing balances of deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment. For the six months ended June 30, 2019, the Company recognized $21.3 million of revenue that was included in the deferred revenue balance as of January 1, 2019. For the six months ended June 30, 2018, the Company recognized $21.6 million of revenue that was included in the deferred revenue balance as of January 1, 2018. Amounts reported in the closing balance of deferred revenue are expected to be recognized as revenue within the next 12 months.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Restructuring and Impairment Expense
During the three and six months ended June 30, 2019, the Company recognized $5.4 million and $5.4 million, respectively, of restructuring and impairment expense. During the three and six months ended June 30, 2018, the Company recognized $2.7 million and $2.6 million, respectively, of restructuring and impairment expense. These restructuring and impairment charges were comprised of the components described below.
The Company had previously vacated or consolidated properties in San Diego and Denver, and subsequently reassessed its obligations on non-cancelable leases. As a result of these reassessments, during the three and six months ended June 30, 2019 the Company recognized expense of approximately $0.5 million and $0.6 million, respectively. During the three and six months ended June 30, 2018, the Company recognized expense of approximately $1.7 million and $1.2 million, respectively.
For both the three and six months ended June 30, 2019, the Company recognized $5.0 million, respectively, as restructuring and impairment expense relating to severance costs for wages and benefits. There is an additional $2.2 million of related costs that will be recognized in the remainder of 2019, relating to employees that are required to render service. For the three and six months ended June 30, 2018, the Company recognized $0.7 million and $1.0 million, respectively, as restructuring and impairment expense relating to severance costs for wages and benefits, due to the Company’s execution of a strategic reorganization resulting in reductions in force. The reorganization was part of the Company’s overall reassessment of resources based upon benchmarking activities with competitors in the Company’s industry.
For both the three and six months ended June 30, 2019, the Company recognized a credit of $0.1 million, respectively, as a reversal to restructuring and impairment, relating to the closure of a component of the Company's business, which was originally recorded in the fourth quarter of 2018. No such credit/expense was recorded for the three and six months ended June 30, 2018.
The following table summarizes the amounts recorded in the restructuring and impairment charges line item on the Company’s condensed consolidated statements of income (loss) for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Asset impairment	$—	$325	$—	$325
Student transfer agreement costs	(139)	—	(139)	—
Severance costs	5,011	671	5,011	1,018
Lease exit and other costs	522	1,733	551	1,227
Total restructuring and impairment expense	$5,394	$2,729	$5,423	$2,570
The following table summarizes the changes in the Company's restructuring and impairment liability by type during the six months ended June 30, 2019 (in thousands):

	Student Transfer Agreement Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2018	$1,503	$267	$2,864	$4,634
Restructuring and impairment expense	(139)	5,011	551	5,423
Payments and adjustments	(13)	(1,121)	(2,489)	(3,623)
Balance at June 30, 2019	$1,351	$4,157	$926	$6,434
The restructuring liability amounts are recorded within either the (i) accounts payable and accrued liabilities account, (ii) lease liability account or (iii) other long-term liabilities account on the condensed consolidated balance sheets.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Fair Value Measurements
The following tables summarize the fair value information as of June 30, 2019 and December 31, 2018, respectively (in thousands):

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Mutual funds	$2,344	$—	$—	$2,344
Contingent consideration	$—	$—	$3,250	$3,250

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Mutual funds	$2,068	$—	$—	$2,068
The mutual funds in the tables above, represent the deferred compensation asset balances, which are considered to be trading securities. There were no transfers between level categories for investments during the periods presented. The Company’s deferred compensation asset balances are recorded in the investments line item on the Company’s condensed consolidated balance sheets, and are classified as Level 1 securities.
There were no differences between amortized cost and fair value of investments as of June 30, 2019 and December 31, 2018, respectively. There were no reclassifications out of accumulated other comprehensive income during either the six months ended June 30, 2019 and 2018.
The contingent consideration relates to shares to be issued as part of the acquisition of Fullstack. The contingent consideration is recorded in the other long-term liabilities line item on the Company’s condensed consolidated balance sheets, and are classified as Level 3 securities. For further information regarding acquisitions, refer to Note 3, “Business Combinations” to the condensed consolidated financial statements. The fair value of accrued contingent consideration is remeasured each reporting period. Increases or decreases in projected revenue and the related probabilities of achieving the forecast results, may result in a higher or lower fair value measurement. Changes in fair value resulting from changes in the likelihood of contingent payments are included in the condensed consolidated statements of income (loss).
7. Accounts Receivable, Net
Accounts receivable, net, consists of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Accounts receivable	$43,563	$39,195
Less allowance for doubtful accounts	9,843	12,180
Accounts receivable, net	$33,720	$27,015
There is an immaterial amount of accounts receivable, net, at each balance sheet date with a payment due date of greater than one year.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the changes in the allowance for doubtful accounts for accounts receivable for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions (1)	Ending Balance
Allowance for doubtful accounts receivable:
For the six months ended June 30, 2019	$12,180	$7,525	$(5,188)	$9,843
For the six months ended June 30, 2018	$15,189	$11,872	$(9,227)	$12,544

(1)	Deductions represent accounts written off, net of recoveries.
8. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Prepaid expenses	$4,627	$5,445
Prepaid licenses	6,398	5,840
Prepaid income taxes	198	—
Income tax receivable	4,241	5,044
Prepaid insurance	1,639	1,077
Insurance recoverable	911	723
Other current assets	7,740	126
Total prepaid expenses and other current assets	$25,754	$18,255
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Buildings, build-to-suit	$—	$10,434
Furniture and office equipment	43,728	31,227
Software	7,652	7,517
Leasehold improvements	15,134	3,430
Vehicles	22	22
Total property and equipment	66,536	52,630
Less accumulated depreciation and amortization	(38,040)	(35,770)
Total property and equipment, net	$28,496	$16,860
For the three months ended June 30, 2019 and 2018, depreciation and amortization expense related to property and equipment was $1.3 million and $1.1 million, respectively. For the six months ended June 30, 2019 and 2018, depreciation and amortization expense was $2.3 million and $2.2 million, respectively.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Goodwill and Intangibles, Net
Goodwill and intangibles, net, consists of the following (in thousands):

	June 30, 2019
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$20,923	$(19,365)	$1,558
Purchased intangible assets	29,185	(8,670)	20,515
Total definite-lived intangible assets	$50,108	$(28,035)	$22,073
Goodwill and indefinite-lived intangibles			25,126
Total goodwill and intangibles, net			$47,199

	December 31, 2018
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,076	$(19,338)	$1,738
Purchased intangible assets	15,850	(7,219)	8,631
Total definite-lived intangible assets	$36,926	$(26,557)	$10,369
Goodwill and indefinite-lived intangibles			2,072
Total goodwill and intangibles, net			$12,441
The increase in goodwill relates to our acquisitions of Fullstack and TutorMe. For further information regarding the acquisitions, refer to Note 3, “Business Combinations” to the condensed consolidated financial statements. The amount of goodwill recognized is subject to change, pending the final determination of the fair value of assets acquired and liabilities assumed in connection with the acquisitions.
For the three months ended June 30, 2019 and 2018, amortization expense was $1.4 million and $0.7 million, respectively. For the six months ended June 30, 2019 and 2018, amortization expense was $1.9 million and $1.3 million, respectively.
The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
Remainder of 2019	$2,665
2020	5,205
2021	4,015
2022	3,380
2023	3,300
Thereafter	3,508
Total future amortization expense	$22,073

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Accounts payable	$8,260	$5,313
Accrued salaries and wages	11,918	7,807
Accrued bonus	3,596	8,147
Accrued vacation	6,042	7,929
Accrued litigation and fees	8,041	8,041
Accrued expenses	29,708	17,692
Current leases payable	14,035	5,768
Accrued insurance liability	2,286	2,095
Total accounts payable and accrued liabilities	$83,886	$62,792
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consists of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Deferred revenue	$24,009	$21,768
Student deposits	35,375	42,066
Total deferred revenue and student deposits	$59,384	$63,834
Other Long-Term Liabilities
Other long-term liabilities consists of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Uncertain tax positions	$873	$865
Contingent consideration	3,250	—
Other long-term liabilities	2,433	2,570
Total other long-term liabilities	$6,556	$3,435
9. Credit Facilities
The Company has issued letters of credit that are collateralized with cash (held in restricted cash) in the aggregate amount of $16.6 million as of June 30, 2019. Included in this balance is $5.7 million of letters of credit recorded as long-term restricted cash as of June 30, 2019.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. The Company has entered into a surety bond facility with an insurance company to provide such bonds when required. As of June 30, 2019, the Company’s total available surety bond facility was $8.5 million and the surety had issued bonds totaling $8.1 million on the Company’s behalf under such facility.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Lease Obligations
Operating Leases
The Company leases various office facilities which expire at various dates through 2023. These facilities are used for academic operations, corporate functions, enrollment services and student support services. The Company does not have any leases other than its office facilities. All of the leases were classified as operating leases for the period ended June 30, 2019, and the Company does not have any finance leases. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on the Company’s condensed consolidated balance sheets.
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
As of June 30, 2019, the lease amounts on the condensed consolidated balance sheets do not include any options to extend, nor any options for early termination. The Company’s lease agreements do not include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The Company is not a party to any related party arrangements with respect to its lease transactions.
Some of the more significant assumptions and judgments in determining the amounts to capitalize include the determination of the discount rate, which is discussed below.
Rental expense for the three and six months ended June 30, 2019 was $5.3 million and $9.7 million, respectively, calculated in accordance with ASC 842, and rental expense for the three and six months ended June 30, 2018 was $3.7 million and $7.6 million, respectively, calculated in accordance with ASC 840.
The Company has agreements to sublease certain portions of its office facilities, with three active subleases as of June 30, 2019. The Company’s subleases do not include any options to extend, nor any options for early termination. The Company’s subleases do not contain any residual value guarantees or restrictive covenants. All of the subleases were classified as operating leases for the period ended June 30, 2019. The Company is subleasing approximately 28,400 square feet of office space in San Diego, California with a remaining commitment to lease of 10 months and net lease payments of $0.6 million. The Company is subleasing approximately 72,200 square feet of office space in Denver, Colorado with a remaining commitment to lease of 26 months and net lease payments of $2.1 million. In April 2019, the Company entered into a sublease agreement of approximately 21,000 square feet of office space in Denver, Colorado with a remaining commitment to lease of 44 months and net lease payments of $2.1 million. Sublease income for the six months ended June 30, 2019 and 2018 was $1.6 million (in accordance with ASC 842) and $1.4 million (in accordance with ASC 840), respectively.
The following tables represent the classification and amounts recorded on the condensed consolidated balance sheets as of June 30, 2019 (in thousands):

Operating lease assets:
Arizona	$8,653
California	7,738
Colorado	8,799
Iowa	170
New York	589
Other	312
Total	$26,261

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating lease liabilities:
Accounts payable and accrued liabilities	$14,035
Rent liability	24,928
Total	$38,963
The following table represents the classification and amounts recorded on the condensed consolidated statements of income (loss) for the six months ended June 30, 2019 (in thousands):

Operating lease costs	$9,345
Short-term lease cost	79
Variable lease costs (1)	270
Less: Sub-lease income	(1,592)
Total net lease costs	$8,102

(1)	Variable components of the lease payments such as utilities, taxes and insurance, parking and maintenance costs.

The following table represents the maturities of lease liabilities as of June 30, 2019 (in thousands):

Remainder of 2019	$9,827
2020	9,992
2021	6,494
2022	3,921
2023	2,750
2024	2,406
Thereafter	15,304
Total minimum payments	$50,694
Less: Interest (1)	(11,731)
Total net lease liabilities	$38,963

(1)	Calculated using an appropriate interest rate for each individual lease. See the weighted-average discount rate noted below.

The following table summarizes the future minimum rental payments under non-cancelable operating lease arrangements in effect at December 31, 2018 (in thousands):

Year Ended December 31,
2019	$20,382
2020	9,936
2021	6,460
2022	3,826
2023	2,726
Thereafter	17,710
Total minimum payments	$61,040

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table represents the lease term and discount rate used in the calculations as of June 30, 2019:

Weighted-average remaining lease term (in years):
Operating leases	5.9 years
Weighted-average discount rate:
Operating leases	7.4%
The following table represents the cash flow information of operating leases for the six months ended June 30, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,517
11. Income (Loss) Per Share
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
The following table sets forth the computation of basic and diluted income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(17,597)	$15,080	$(24,239)	$16,390
Denominator:
Weighted average number of common shares outstanding	30,215	27,170	28,706	27,167
Effect of dilutive options and stock units	—	178	—	324
Diluted weighted average number of common shares outstanding	30,215	27,348	28,706	27,491
Income (loss) per share:
Basic	$(0.58)	$0.56	$(0.84)	$0.60
Diluted	$(0.58)	$0.55	$(0.84)	$0.60
The following table sets forth the number of stock options, RSUs and PSUs, excluded from the computation of diluted income (loss) per share for the periods indicated below because their effect was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	1,973	2,847	1,987	2,859
RSUs and PSUs	2,990	42	1,336	10

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Stock-Based Compensation
The Company recorded $3.6 million and $1.2 million of stock-based compensation expense for the three months ended June 30, 2019 and 2018, respectively, and $5.3 million and $2.3 million of stock-based compensation expense for the six months ended June 30, 2019 and 2018, respectively. The related income tax benefit was $0.9 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and $1.3 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively.
During the six months ended June 30, 2019, the Company granted 1.2 million RSUs at a weighted average grant date fair value of $6.03 and 0.4 million RSUs vested. During the six months ended June 30, 2018, the Company granted 0.8 million RSUs at a grant date fair value of $6.75 and 0.3 million RSUs vested.
During the six months ended June 30, 2019, 0.8 million market-based PSUs were granted at a weighted average grant date fair value of $7.17 and no performance-based or market-based PSUs vested. During the six months ended June 30, 2018, no performance-based or market-based PSUs were granted and no performance-based or market-based PSUs vested.
During the six months ended June 30, 2019, the Company granted 0.2 million stock options at a grant date fair value of $4.28 and 6,274 stock options were exercised. During the six months ended June 30, 2018, the Company granted 35,088 stock options at a grant date fair value of $2.97 and no stock options were exercised.
As of June 30, 2019, there was unrecognized compensation cost of $15.7 million related to unvested stock options, RSUs and PSUs.
13. Income Taxes
The Company uses the asset-liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that will result in income and deductions in future years.
The Company recognizes deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, the Company evaluates a number of factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended June 30, 2019 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation certain subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against its deferred tax assets should continue to be maintained as of June 30, 2019.
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
The Company’s current effective income tax rate that has been applied to normal, recurring operations for the six months ended June 30, 2019 was (0.6)%. The Company’s actual effective income tax rate after discrete items was 9.0% for the six months ended June 30, 2019. The Company released approximately $2.4 million in valuation allowance as a result of tax benefits recorded in connection with our acquisitions during the second quarter of 2019 for which a deferred tax liability was established in purchase accounting.
As of June 30, 2019 and December 31, 2018, the Company had $0.9 million of gross unrecognized tax benefits, of which $0.7 million would impact the effective income tax rate if recognized. Although the Company cannot predict the timing of resolution with taxing authorities, if any, the Company believes it is reasonably possible that the total of the unrecognized tax benefits could change in the next twelve months due to settlement with tax authorities or expiration of the applicable statute of limitations. Although the Company believes the tax accruals provided are reasonable, the final determination of tax returns

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from the Company’s historical income tax provisions and accruals.
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
WSCUC Accreditation of Ashford University
In July 2013, WSCUC granted Initial Accreditation to Ashford University for five years, until July 15, 2018. In December 2013, Ashford University effected its transition to WSCUC accreditation and designated its San Diego, California facilities as its main campus and its Clinton, Iowa campus as an additional location. As part of a continuing monitoring process, Ashford University hosted a visiting team from WSCUC on a special visit in April 2015. In July 2015, Ashford University received an Action Letter from WSCUC outlining the findings arising out of its visiting team's special visit. The Action Letter stated that the WSCUC visiting team found evidence that Ashford University continues to make progress in all six areas recommended by WSCUC in 2013. As part of its institutional review process, WSCUC commenced its comprehensive review of Ashford University with an off-site review in March 2018. Ashford University was notified on June 8, 2018 that the Ashford University

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accreditation Visit originally scheduled for fall 2018 had been rescheduled to April 3-5, 2019. The visit took place as scheduled and the WSCUC evaluation team provided a report of the visit. Ashford University then prepared a response to the report. The team report and Ashford University’s response were considered at the June 2019 WSCUC Commission meeting. On July 12, 2019, WSCUC notified Ashford University that it had reaffirmed its accreditation for six years.
In a separate action, Ashford University submitted a change of control and legal status application (the “Change of Control Application”) to convert to a nonprofit California public benefit corporation, and separate from the Company (the “Conversion Transaction”). On November 19, 2018 and March 6, 2019, WSCUC notified Ashford University that, pending the receipt and review of additional documents, WSCUC would defer any action on the Change of Control Application. Ashford University submitted the requested documentation related to the Conversion Transaction to WSCUC and the Change of Control Application was reconsidered by the assigned WSCUC evaluation team. The team’s report and recommendations were considered at the June 2019 WSCUC Commission meeting.
On July 12, 2019, WSCUC notified Ashford University that it had approved the Change of Control Application for the Conversion Transaction. The approval is subject to certain conditions which must be met prior to the close of the Conversion Transaction, including divestiture of financial and ownership interest in the Company by all Ashford University officers and related parties and submission of a revised services agreement with respect to the Conversion Transaction, including the incorporation of key performance indicators into that agreement. WSCUC is also requiring a post-implementation site visit of Ashford University within six months of the close of the Conversion Transaction. As part of the Conversion Transaction, Ashford University will become an independent, self-governed, nonprofit institution. Following the Conversion Transaction, the Company plans to operate as an education technology services company that will provide certain services to Ashford University and potentially, in the future, to other customers. The Company and Ashford University are continuing to finalize the terms of the Conversion Transaction pending the Department’s response to Ashford University’s preacquisition review application which is expected in the near future.
WSCUC also visited Ashford University on May 1, 2019 to conduct its federally mandated, six-month post-implementation review, due to the merger of University of the Rockies and into Ashford University which was finalized on October 31, 2018. WSCUC has verified that Ashford University has met all post-implementation requirements related to the merger of the two entities.
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
On September 15, 2016, in response to a Petition for Declaratory and Injunctive Relief (“Petition”) filed by Ashford University, the Iowa District Court for Polk County entered a written order (“Order”) staying the Iowa DOE’s announced intention to withdraw the approval of Ashford University as a GI Bill eligible institution until the entry of a final and appealable order and judgment in the action. On June 23, 2017, the Iowa District Court held a hearing on Ashford University’s Petition and on July 17, 2017, the Court ruled in favor of the Iowa DOE and denied the petition. Ashford University filed a motion for reconsideration of this ruling, which was denied on August 17, 2017. On August 23, 2017, Ashford University filed a Petition to Vacate or Modify the Iowa District Court’s July 17, 2017 ruling, based on material evidence, newly discovered, which could not

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

with reasonable diligence have been previously discovered by Ashford University (“First Petition to Vacate”). On September 18, 2017, Ashford University appealed, inter alia, the July 17, 2017 ruling to the Iowa Supreme Court and posted an appeal bond, which stayed this matter pending resolution of Ashford University’s appeal. As a result, Ashford University’s approval was not withdrawn, and Ashford University’s programs remain approved for GI Bill purposes. The Assistant Attorney General handling this matter on behalf of the Iowa DOE also advised Ashford University that the Iowa DOE would take no action pending the post-ruling motions and appeal. On October 12, 2017, Judge Eliza Ovrom, the Iowa District Court Judge who issued the July 17, 2017 ruling, filed a Disclosure Statement revealing family ties to the Iowa Attorney General’s Office. Following motions by Ashford University for her recusal, Judge Ovrom recused herself from all further proceedings. On October 24, 2017, Ashford University filed with the Iowa Supreme Court a Petition to Vacate or, in the Alternative, for Limited Remand (“Second Petition to Vacate”), in which Ashford University argued that the July 17, 2017 ruling and all other material orders entered by Judge Ovrom should be vacated due to her previously undisclosed conflict of interest. On January 8, 2018, the Iowa Supreme Court remanded the Second Petition to Vacate to the District Court, where all proceedings in this matter were consolidated before Judge Michael Huppert. On April 26, 2018, Judge Huppert granted the Second Petition to Vacate and vacated all material rulings by Judge Ovrom, including the July 17, 2017 ruling, thus on June 21, 2018, the Iowa Supreme Court issued a Procedendo stating that the appeal was concluded. Judge Huppert’s decision mooted the First Petition to Vacate and Ashford’s appeal of, inter alia, the July 17, 2017 ruling. The case is now proceeding on the merits de novo before a new judge and Ashford filed its opening brief in support of the Petition on July 25, 2019.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The parties did not reach a resolution and on November 29, 2017, the CA Attorney General filed suit against Ashford University and Bridgepoint Education, now known as Zovio Inc.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
On October 11, 2012, the Adolph-Laroche action was consolidated with the Martinez action and the case is now captioned In re Bridgepoint, Inc. Shareholder Derivative Action. A consolidated complaint was filed on December 18, 2012 and the defendants filed a motion to stay the case while the underlying securities class action is pending. The motion was granted by the Court on April 11, 2013. A status conference was held on October 10, 2013, during which the Court ordered the stay continued for the duration of discovery in the underlying securities class action, but permitted the plaintiff to receive copies of any discovery responses served in the underlying securities class action. The stay was lifted following the settlement of the underlying securities class action and all defendants filed demurrers on October 3, 2016, which were granted with leave to amend on October 6, 2017. On October 17, 2017, the plaintiff submitted a litigation demand to the Company's Board of Directors, which appointed a working group to evaluate the demand. The Board refused the demand and the Plaintiff filed a Second Amended Complaint on October 3, 2018. All defendants filed demurrers on December 21, 2018, which were granted by the Court on June 14, 2019. As a result, the Court entered a final order dismissing the case on July 8, 2019. Based on information available to the Company at present, it cannot reasonably estimate a range of loss and accordingly has not accrued any liability associated with this action.
Reardon v. Clark, et al.
On March 18, 2015, a shareholder derivative complaint was filed in the Superior Court of the State of California in San Diego. The complaint asserts derivative claims on the Company’s behalf against certain of its current and former officers and directors. The complaint is captioned Reardon v. Clark, et al. and generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. The lawsuit seeks unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees. Following the dismissal of the underlying Zamir securities class action and pursuant to a stipulation among the parties, on May 10, 2018, the Court ordered the case stayed while the Company’s Board of Directors evaluated a litigation demand submitted by the plaintiff. After the Board of Directors refused the demand, the plaintiff agreed to voluntarily dismiss the case.
Larson v. Hackett, et al.
On January 19, 2017, a shareholder derivative complaint was filed in the Superior Court of the State of California in San Diego. The complaint asserts derivative claims on the Company's behalf against certain of its current and former officers and directors. The complaint is captioned Larson v. Hackett, et al. and generally alleges that the individual defendants breached

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. The lawsuit seeks unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees. Following the dismissal of the underlying Zamir securities class action and pursuant to a stipulation among the parties, on May 10, 2018, the Court ordered the case stayed while the Company’s Board of Directors evaluated a litigation demand submitted by the plaintiff. After the Board of Directors refused the demand, the plaintiff agreed to voluntarily dismiss the case.
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
16. Subsequent Events
On July 12, 2019, WSCUC notified Ashford University that it had approved the Change of Control Application for the Conversion Transaction. On the same date, WSCUC also notified Ashford University that it had reaffirmed its accreditation for six years. For further information, refer to Note 14, “Regulatory - WSCUC Accreditation of Ashford University” to the condensed consolidated financial statements.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements may include, among others, statements regarding future events, future financial and operating results, strategies, expectations, the competitive environment, regulation and the availability of financial resources, including, without limitation, statements regarding:

•
our ability to successfully convert Ashford University to a nonprofit California public benefit corporation and for Ashford University to separate from the Company, including meeting all required conditions and obtaining all required approvals;

•
Ashford University's ability to continue to operate as an accredited institution subject to the requirements of the State of California, Department of Consumer Affairs, Bureau for Private Postsecondary Education (the “BPPE”);

•
our ability to comply with the extensive and continually evolving regulatory framework applicable to us and Ashford University, including Title IV of the Higher Education Act of 1965, as amended (“Higher Education Act”), and its implementing regulations, the “defense to repayment” regulations, state laws and regulatory requirements, and accrediting agency requirements;

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
Overview
Zovio Inc is an education technology services company that partners with higher education institutions and employers to deliver innovative, personalized solutions to help learners and leaders achieve their aspirations. We were formerly known as Bridgepoint Education, Inc., and were a provider of postsecondary education services. Our wholly-owned subsidiary, Ashford University® is a regionally accredited academic institution, which delivers programs primarily online. Ashford University offers associate’s, bachelor’s, master’s and doctoral programs primarily online. As of June 30, 2019, Ashford University offered approximately 1,260 courses and approximately 90 degree programs.
Key operating data
In evaluating our operating performance, management focuses in large part on our (i) revenue, (ii) operating income (loss) and (iii) period-end enrollment at Ashford University. The following table, which should be read in conjunction with our condensed consolidated financial statements included in Part I, Item 1 of this report, presents our key operating data for each of the periods presented (in thousands, except for enrollment data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated Statement of Income Data:
Revenue	$107,495	$119,037	$217,259	$235,814
Operating income (loss)	$(20,329)	$9,346	$(27,524)	$8,726

Consolidated Other Data:
Period-end enrollment (1)	37,910	40,097	37,910	40,097

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

Key enrollment trends
Enrollment at Ashford University decreased 5.5% to 37,910 students at June 30, 2019 as compared to 40,097 students at June 30, 2018. Enrollment decreased by 0.6% since the end of the preceding fiscal year, from 38,153 students at December 31, 2018 to 37,910 students at June 30, 2019.
We believe new enrollment has been impacted by the deliberate changes in our marketing strategy in which we significantly reduced our spending in the affiliate channel and reinvested some of those savings in other channels. We have been implementing this updated marketing strategy that reflects a shift in our advertising mix, in an effort to attract prospective students who have a higher probability of being academically successful, with the goal of making meaningful improvements to the efficiency of our advertising, admissions and marketing spend.
We believe the decline in enrollment is partially attributable to a general weakening in the overall education industry due in large part to increased regulatory scrutiny, as well as due to general strengthening of the economy which drives lower unemployment and increased competition.
We continue to focus our efforts on first stabilizing and then restarting enrollment growth. We are also making investments in the workflow along the student lifecycle to better support our incoming and current students. One area in which we are experiencing positive enrollment trends is within the Education Partnerships programs with various employers. These programs include the Corporate Full Tuition Grant (“FTG”) program, which provides companies with the opportunity to offer their employees a way to pursue and complete a college degree without incurring any student debt. Enrollments in the Education Partnerships programs account for approximately 28% of our total enrollment as of June 30, 2019. Revenue derived from Education Partnerships is cash pay, and is therefore not considered federal student aid for purposes of calculations under the 90/10 rule.
Additionally, as described below, we generally experience a seasonal increase in new enrollments during the first quarter of each year, subsequent to holiday break.
Trends and uncertainties regarding revenue and continuing operations
Acquisition of FullStack Academy
On April 1, 2019, we acquired Fullstack Academy, Inc. (“Fullstack”), a Delaware corporation, pursuant to an Agreement and Plan of Reorganization (the “Fullstack Merger Agreement”) entered into by the parties on March 12, 2019 (the “Fullstack Acquisition”). Following the Fullstack Acquisition, Fullstack became a wholly-owned subsidiary of the Company.
For information refer to Note 3, “Business Combinations” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Acquisition of TutorMe
On April 3, 2019, we acquired TutorMe.com, Inc., a California corporation (“TutorMe”) pursuant to an Agreement and Plan of Reorganization (the “TutorMe Merger Agreement”) entered into by the parties on April 3, 2019 (“TutorMe Acquisition”). TutorMe is an online education platform that provides on-demand tutoring and online courses. Following the TutorMe Acquisition, TutorMe became a wholly-owned subsidiary of the Company.
For information refer to Note 3, “Business Combinations” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Proposed conversion transaction
Ashford University submitted a change in control and legal status application (the “Change of Control Application”) to the Western Association of Schools and Colleges Senior College and University Commission (“WSCUC”) seeking approval to convert to a nonprofit California public benefit corporation, and separate from the Company (the “Conversion Transaction”). On November 19, 2018 and March 6, 2019, WSCUC notified Ashford University that, pending the receipt and review of additional documents, WSCUC would defer any action on the Change of Control Application. Ashford University submitted the requested documentation related to the Conversion Transaction to WSCUC and the application was reconsidered by the assigned WSCUC evaluation team. The team’s report and recommendations were considered at the June 2019 WSCUC Commission meeting.
On July 12, 2019, WSCUC notified Ashford University that it had approved the Change of Control Application for the Conversion Transaction. The approval is subject to certain conditions which must be met prior to the close of the Conversion Transaction, including divestiture of financial and ownership interest in the Company by all Ashford University officers and related parties and submission of a revised services agreement with respect to the Conversion Transaction, including the incorporation of key performance indicators into that agreement. WSCUC is also requiring a post-implementation site visit of Ashford University within six months of the close of the Conversion Transaction. As part of the Conversion Transaction, Ashford University will become an independent, self-governed, nonprofit institution. Following the Conversion Transaction, the Company plans to operate as an education technology services company that will provide certain services to Ashford University and potentially, in the future, to other customers. On the same date, WSCUC also notified Ashford University that it had reaffirmed its accreditation for six years.
The Company and Ashford University are continuing to finalize the terms of the Conversion Transaction pending the Department of Education’s response to the preacquisition review application which is expected in the near future. We anticipate that the close of the Conversion Transaction may occur sometime between September 1, 2019 and the end of 2019.
Restructuring and impairment charges
We have implemented various restructuring plans to better align our resources with our business strategy and the related charges are recorded in the restructuring and impairment expense line item on our condensed consolidated statements of income (loss). Changes to these estimates could have a material impact on the Company’s condensed consolidated financial statements. For information regarding the restructuring and impairment charges recorded, refer to Note 5, “Restructuring and Impairment Expense” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Valuation allowance
We recognize deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, we evaluate factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss. The cumulative loss incurred over the three-year period ended June 30, 2019 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. Such objective evidence limited our ability to consider in our evaluation other subjective evidence such as our projections for future growth. On the basis of our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against our deferred tax assets should continue to be maintained as of June 30, 2019.
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
The Rulemaking Committee met from January through March of 2019 on topics related to accreditation, competency-based education, state approval of online programs, and distance learning. The Rulemaking Committee reached consensus on all topics and the Department issued proposed regulations based on that consensus on June 12, 2019 to be effective on July 1, 2020.
The Department proposes, among other things to: (1) define the roles and responsibilities of accrediting agencies, States, and the Department in oversight of institutions participating in the Federal Student Aid programs authorized under Title IV of the Higher Education Act of 1965, as amended (Title IV, Higher Education Act programs); (2) establish ‘‘substantial compliance’’ as the standard for agency recognition; (3) modify ‘‘substantive change’’ requirements to provide greater flexibility to institutions to innovate and respond to the needs of students and employers, while maintaining strict agency oversight in instances of more complicated or higher risk changes in institutional mission, program mix, or level of credential offered; (4) clarify the Department’s accrediting agency recognition process, including accurate recognition of the geographic area within which an agency conducts business; and (5) modify the requirements for state authorization.
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
On July 1, 2019, the Department of Education published a final rule rescinding the Department’s 2014 gainful employment regulations. The Higher Education Act (“HEA”) requires that regulations affecting programs under Title IV of the HEA be published in final form by November 1, prior to the start of the award year (July 1) to which they become effective. This section also permits the Secretary to designate any regulation as one that an entity subject to the regulations may choose to implement earlier, as well as conditions for early implementation. The Department designated the regulatory changes for early implementation, and an institution that early implements the rescission must document its early implementation internally. Ashford University has chosen and documented early implementation.
Institutions that early implement the rescission of the gainful employment rule will not be required to report gainful employment data for the 2018-2019 award year to the National Student Loan Data System (“NSLDS”), which will be due October 1, 2019. Additionally, those institutions that early implement will not be required to comply with the current requirements that require institutions to include the disclosure template, or a link thereto, in their gainful employment program promotional materials and directly distribute the disclosure template to prospective students, which will be required starting on July 1, 2019. Institutions that early implement will no longer be required to post the gainful employment disclosure template and may remove the template and any other gainful employment disclosures from their web pages. Finally, an institution that early implements will not be required to comply with the certification requirements for gainful employment programs.
Defense to Repayment
On October 28, 2016, the Department published borrower defense to repayment regulations to change processes that assist students in gaining relief under certain provisions of the Direct Loan Program regulations. The defense to repayment provisions then in effect allowed a student to assert as a defense against repayment of federal direct loans any commission of fraud or other violation of applicable state law by the school related to such loans or the educational services for which the loans were provided. The borrower defense to repayment regulations were to become effective July 1, 2017.
On June 14, 2017, the Department announced a postponement of the 2016 defense to repayment regulations and its intention to resubmit the regulations through the negotiated rulemaking process. The Department announced an additional postponement on October 24, 2017. On February 14, 2018, the Department announced that it was postponing the effective date of this rule until July 1, 2019, so that it could complete the negotiated rulemaking process and develop the new regulations. Because the negotiated rulemaking committee did not reach consensus, the Department published a proposed regulation through a notice of proposed rulemaking (“NPRM”), took public comment, and planned to issue final regulations by November 1, 2018, effective July 1, 2019. This did not occur.
In September and October of 2018, the U.S. District Court for the District of Columbia issued a series of orders and opinions holding these procedural delays by the Department to be improper. The Court reinstated the 2016 repayment regulations as of October 16, 2018.
The 2016 defense to repayment regulations allow a borrower to assert a defense to repayment on the basis of a substantial misrepresentation, any other misrepresentation in cases where certain other factors are present, a breach of contract or a favorable nondefault contested judgment against a school for its act or omission relating to the making of the borrower’s loan or the provision of educational services for which the loan was provided. In addition, the financial responsibility standards contained in the new regulations establish the conditions or events that trigger the requirement for an institution to provide the Department with financial protection in the form of a letter of credit or other security against potential institutional liabilities. Triggering conditions or events include, among others, certain state, federal or accrediting agency actions or investigations, and in the case of publicly traded companies, receipt of certain warnings from the SEC or the applicable stock exchange, or the failure to timely file a required annual or quarterly report with the SEC. The new regulations also prohibit schools from requiring that students agree to settle future disputes through arbitration.
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
State Authorization for Distance Education Rules
On December 19, 2016, the Department of Education published regulations related to state authorization of distance education effective July 1, 2018. On July 3, 2018, the Department published a notice delaying the effective date of the regulations until July 1, 2020, and proceeded to develop alternative regulations through consensus language which was achieved during a 2019 negotiated rulemaking process. However, the National Education Association and others filed a legal challenge to the delay in the United States District Court, Northern District of California, asking that the 2016 state authorization regulations be allowed to go into effect. On April 26, 2019, the Court vacated the Department’s delay of the 2016 state authorization regulations and reinstated the regulations effective May 26, 2019. Although the Department has stated that it intends to publish the alternative regulations for early implementation as soon as possible, the Company and Ashford University are currently evaluating the impact of the 2016 state authorization regulations and may incur additional costs and regulatory burdens during the interim period.
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
On January 1, 2019, the Company adopted ASU 2016-02, Leases (ASC 842), using the modified retrospective method. For information regarding the impact of this recent accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies - Recent Accounting Pronouncements” as well as Note 10, “Lease Obligations” to our condensed consolidated financial statements included elsewhere in this report.
Business Combinations

We use the acquisition method of accounting for business combinations. This method requires the use of significant estimates, assumptions and judgments in the determination of the estimated fair value of assets acquired and liabilities assumed in order to properly allocate the purchase price at the acquisition date. The allocation of the purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The estimates, assumptions and judgments are based in part on historical experience, industry data, information obtained from the management of the acquired companies and assistance from independent third-party appraisal firms. Examples of critical estimates include assigning values to the acquired identifiable intangible assets and valuing contingent consideration and earnout liabilities. For further information regarding the acquisitions, refer to Note 3, “Business Combinations” to the condensed consolidated financial statements.
There were no other material changes to these critical accounting policies and estimates during the six months ended June 30, 2019.

Results of Operations
The following table sets forth our condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	51.3	45.7	49.3	47.1
Admissions advisory and marketing	41.7	33.5	43.2	37.3
General and administrative	21.0	10.5	17.7	10.7
Legal settlement expense	—	0.1	—	0.1
Restructuring and impairment expense	5.0	2.3	2.5	1.1
Total costs and expenses	119.0	92.1	112.7	96.3
Operating income (loss)	(19.0)	7.9	(12.7)	3.7
Other income, net	0.3	0.2	0.4	0.2
Income (loss) before income taxes	(18.7)	8.1	(12.3)	3.9
Income tax benefit	(2.3)	(4.6)	(1.1)	(3.1)
Net income (loss)	(16.4)%	12.7%	(11.2)%	7.0%
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Revenue. Our revenue for the three months ended June 30, 2019 and 2018, was $107.5 million and $119.0 million, respectively, representing a decrease of $11.5 million, or 9.7%. The decrease between periods was primarily due to a decrease of 6.1% in average weekly enrollment from 40,777 students for the three month period ended June 30, 2018 to 38,304 students for the three month period ended June 30, 2019. As a result of the decrease in enrollments, tuition revenue decreased by approximately $6.2 million, as well as a decrease in net revenue generated from course digital materials of approximately $0.7 million. The decrease in revenue between periods was also due to higher scholarships for the period, an increase of $7.1 million. The overall revenue decrease was partially offset by net revenue from subsidiaries of $2.6 million, as well as a tuition increase, effective as of January 1, 2019.
Instructional costs and services. Our instructional costs and services for the three months ended June 30, 2019 and 2018, were $55.1 million and $54.4 million, respectively, representing an increase of $0.7 million, or 1.3%. Specific increases between periods primarily include other subsidiary costs of $1.1 million, instructional supplies of $0.8 million, and consulting and professional fees of $0.5 million, partially offset by a decrease in bad debt of $1.6 million. Instructional costs and services, as a percentage of revenue, for the three months ended June 30, 2019 and 2018, were 51.3% and 45.7%, respectively, representing an increase of 5.6%. This increase primarily included increases in direct compensation of 1.8%, other subsidiary costs of 1.0%, corporate support services of 0.9%, instructional supplies of 0.8%, and information technology costs of 0.7%. As a percentage of revenue, bad debt expense was 3.6% for the three months ended June 30, 2019, compared to 4.6% for three months ended June 30, 2018.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the three months ended June 30, 2019 and 2018, were $44.8 million and $39.9 million, respectively, representing an increase of $4.9 million, or 12.4%. Specific factors contributing to the overall increase between periods were increases in advertising costs of $1.8 million, other subsidiary costs of $1.4 million, corporate support services of $1.2 million, and consulting and professional fees of $1.0 million. These increases were primarily offset by decreases in compensation costs of $0.8 million. Admissions advisory and marketing, as a percentage of revenue, for the three months ended June 30, 2019 and 2018, were 41.7% and 33.5%, respectively, representing an increase of 8.2%. This increase primarily included increases in advertising costs of 3.2%, other subsidiary costs of 1.3%, consulting and professional fees costs of 1.0%, corporate support services of 0.9%, compensation of 0.8%, facilities costs of 0.3%, and information technology costs of 0.2%.

General and administrative. Our general and administrative expenses for the three months ended June 30, 2019 and 2018, were $22.5 million and $12.5 million, respectively, representing an increase of $10.0 million, or 79.6%. The increase between periods was primarily due to increases in acquisition costs of $5.8 million, administrative compensation of $4.0 million, and other administrative costs of $1.3 million, partially offset by a decrease in corporate support services of $1.4 million. General and administrative expenses, as a percentage of revenue, for the three months ended June 30, 2019 and 2018, were 21.0% and 10.5%, respectively, representing an increase of 10.5%. This increase was primarily due to increases in acquisition costs of 5.4%, administrative compensation of 4.4%, other administrative costs of 1.5%, and consulting and professional fees of 0.8%, partially offset by a decrease in corporate support services of 1.7%.
Legal settlement expense. For the three months ended June 30, 2019, there were no legal settlement expenses. There were $0.1 million legal settlement expenses for the three months ended June 30, 2018.
Restructuring and impairment charges. We recorded a charge of approximately $5.4 million to restructuring and impairment for the three months ended June 30, 2019, comprised primarily of severance costs resulting from a reduction in force, as well as revised estimates of lease charges. For the three months ended June 30, 2018, we recorded a charge of approximately $2.7 million of restructuring and impairment charges, comprised primarily of severance costs, revised estimates of lease charges as well as asset write-offs.
Other income, net. Our other income, net, was approximately $0.3 million for the three months ended June 30, 2019 and approximately $0.3 million for the three months ended June 30, 2018. The increase between periods was primarily due to increased interest income on average cash balances.
Income tax benefit. We recognized an income tax benefit of $2.4 million and $5.5 million, for the three months ended June 30, 2019 and 2018, respectively, at effective tax rates of 12.2% and (56.6)%, respectively.
Net income (loss). Our net loss was $17.6 million for the three months ended June 30, 2019, compared to net income of $15.1 million for the three months ended June 30, 2018, a $32.7 million decrease in net income as a result of the factors discussed above.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Revenue. Our revenue for the six months ended June 30, 2019 and 2018, was $217.3 million and $235.8 million, respectively, representing a decrease of $18.5 million, or 7.9%. The decrease between periods was primarily due to a decrease of 6.5% in average weekly enrollment from 41,076 students for the three month period ended June 30, 2018 to 38,396 students for the three month period ended June 30, 2019. As a result of the decrease in enrollments, tuition revenue decreased by approximately $8.3 million. The decrease in revenue between periods was also due to higher scholarships for the period, an increase of $13.3 million. The overall revenue decrease was partially offset by net revenue from subsidiaries of $2.6 million, a tuition increase, effective as of January 1, 2019, as well as an increase in net revenue generated from course digital materials of approximately $0.5 million.
Instructional costs and services. Our instructional costs and services for the six months ended June 30, 2019 and 2018, were $107.0 million and $111.0 million, respectively, representing a decrease of $4.0 million, or 3.6%. In addition to the decline in enrollment, specific decreases between periods include bad debt of $4.3 million, direct compensation costs of $1.7 million, corporate support services of $1.0 million, and instructor fees of $0.5 million. These decreases were partially offset by increases in instructional supplies of $1.8 million, information technology costs of $1.1 million and other subsidiary costs of $1.1 million. Instructional costs and services, as a percentage of revenue, for the six months ended June 30, 2019 and 2018, were 49.3% and 47.1%, respectively, representing an increase of 2.2%. This increase primarily included increases in information technology costs of 0.9%, direct compensation costs of 0.7%, instructional supplies of 0.8%, other subsidiary costs of 0.5%, instructor fees of 0.3%, and consulting and professional fees of 0.2%. These increases were partially offset by a decrease in bad debt of 1.6%. As a percentage of revenue, bad debt expense was 3.5% for the six months ended June 30, 2019, compared to 5.0% for the six months ended June 30, 2018.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the six months ended June 30, 2019 and 2018, were $93.9 million and $88.1 million, respectively, representing an increase of $5.8 million, or 6.6%. As a result of our change in marketing strategy and the shift in advertising mix, specific factors contributing to the overall increase between periods include increases in advertising costs of $3.1 million, consulting and professional fees of $1.4 million, corporate support services of $1.4 million, other subsidiary costs of $1.4 million, transaction costs of $0.5 million, and license fees of $0.3 million. These increases were partially offset by decreases in compensation costs of $2.6 million. Our admissions advisory and marketing expenses, as a percentage of revenue, for the six months ended June 30, 2019 and 2018, were 43.2% and 37.3%, respectively, representing an increase of 5.9%. This increase primarily included increases in advertising costs of 2.9%, consulting and professional fees of 0.7%, other subsidiary costs of 0.6%, corporate support services of 0.5%, information technology costs of 0.3%, transaction costs of 0.2%, and license fees of 0.2%.
General and administrative. Our general and administrative expenses for the six months ended June 30, 2019 and 2018, were $38.5 million and $25.3 million, respectively, representing an increase of $13.2 million, or 52.0%. The increase between periods was primarily due to increases in acquisition costs of $6.7 million, administrative compensation of $4.9 million, transaction costs of $1.3 million, and information technology costs of $0.7 million, partially offset by decreases in corporate support services of $0.4 million. Our general and administrative expenses, as a percentage of revenue, for the six months ended June 30, 2019 and 2018, were 17.7% and 10.7%, respectively, representing an increase of 7.0%. This increase was primarily due to increases in acquisition costs of 3.1%, administrative compensation of 2.9%, transaction costs of 0.7%, other administrative costs of 0.5%, consulting and professional fees of 0.5% , partially offset by a decrease in corporate support services of 0.7%.
Legal settlement expense. For the six months ended June 30, 2019, there were no legal settlement expenses. There were $0.1 million legal settlement expenses for the six months ended June 30, 2018.
Restructuring and impairment charges. We recognized $5.4 million of restructuring and impairment charges for the six months ended June 30, 2019, comprised primarily of severance costs resulting from a reduction in force, as well as revised estimates of lease charges. For the six months ended June 30, 2018, we recognized $2.6 million of restructuring and impairment charges, comprised primarily of severance costs for wages and benefits, revised estimates of lease charges as well as asset write-offs.
Other income, net. Our other income, net, was $0.9 million for the six months ended June 30, 2019, as compared to $0.5 million for the six months ended June 30, 2018, representing an increase of $0.4 million. The increase between periods was primarily due to increased interest income on average cash balances.
Income tax benefit. We recognized an income tax benefit of $2.4 million and $7.1 million for the six months ended June 30, 2019 and 2018, respectively, at effective tax rates of 9.0% and (77.0)%, respectively.
Net income. Our net loss was $24.2 million for the six months ended June 30, 2019 compared to net income of $16.4 million for the six months ended June 30, 2018, representing a $40.6 million decrease as a result of the factors discussed above.
Liquidity and Capital Resources
We finance our operating activities and capital expenditures primarily through cash on hand and through cash provided by operating activities. At June 30, 2019 and December 31, 2018, our cash and cash equivalents were $104.6 million and $166.3 million, respectively. At June 30, 2019 and December 31, 2018, we had total restricted cash of $25.8 million and $24.3 million, which included long-term restricted cash of $5.7 million and $5.7 million, respectively, and investments of $2.3 million and $2.1 million, respectively. At June 30, 2019, we had no long-term debt.
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
There was a slight increase in the fair value of our investments at June 30, 2019 as compared to December 31, 2018. We believe that any fluctuations we have recently experienced are temporary in nature and that while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.

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
Operating activities
Net cash used in operating activities was $22.1 million for the six months ended June 30, 2019, compared to net cash used in operating activities of $9.2 million for the six months ended June 30, 2018, an overall increase between periods in net cash used in operating activities of $12.9 million. This increase in cash used in operating activities is primarily attributable to the $40.6 million decrease in net income between periods. The decrease in net income is partially offset by the net changes in operating assets and liabilities, including a $11.3 million smaller decrease in the accounts receivable balances in current year versus prior year, due to changes in enrollment.
Investing activities
Net cash used in investing activities was $37.4 million for the six months ended June 30, 2019, compared to net cash used in investing activities of $1.8 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, we paid net cash for acquisitions of $19.3 million, whereas there were no acquisitions in the prior year. Capital expenditures for the six months ended June 30, 2019 were $17.8 million, compared to $1.3 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, we capitalized costs for intangibles of $0.3 million, and purchases of investments of approximately $0.1 million. This is compared to capitalized costs for intangibles of $0.5 million, purchases of investments of $1.0 million, and sales of investments of $1.0 million for the six months ended June 30, 2018. We expect our capital expenditures to be approximately $32.8 million for the year ending December 31, 2019.
Financing activities
Net cash used in financing activities was $0.7 million for the six months ended June 30, 2019, compared to net cash used in financing activities of $3.1 million for the six months ended June 30, 2018. During each of the six months ended June 30, 2019 and 2018, net cash used included tax withholdings related to the issuance of restricted stock units vesting, and proceeds from the issuance of stock under employee stock purchase plan. During the six months ended June 30, 2019, there was also cash provided by stock option exercises.
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
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of June 30, 2019, our total available surety bond facility was $8.5 million and the surety had issued bonds totaling $8.1 million on our behalf under such facility.
Significant Contractual Obligations
The following table sets forth, as of June 30, 2019, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
(In thousands)	Total	2019	2020	2021	2022	2023	Thereafter
Operating lease obligations	$50,330	$9,775	$9,895	$6,399	$3,826	$2,726	$17,709
Other contractual obligations	44,821	9,562	13,161	7,017	5,152	4,929	5,000
Uncertain tax positions	873	—	873	—	—	—	—
Total	$96,024	$19,337	$23,929	$13,416	$8,978	$7,655	$22,709
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of June 30, 2019, we had no outstanding borrowings.
Our future investment income may fall short of expectations due to changes in interest rates. At June 30, 2019, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2019.
Material weaknesses in internal control over financial reporting
Management has concluded that there were matters that constituted material weaknesses in our internal control over financial reporting. These material weaknesses relate to (i) control design in the accounting of the student contracts for the FTG program whereby revenue was misstated due to allowances that had not been properly determined and contained computational errors, which also resulted in misstatements in accounts receivable and its provision for bad debts and deferred revenue and student deposits; and (ii) operating effectiveness of review controls in the determination of the accounting for nonrecurring transactions and new accounting standards. Specifically, our controls were not effective as management misapplied accounting guidance and did not arrive at the proper accounting conclusions, resulting in misstatement of restricted cash and other long-term assets as of September 30, 2018 related to a long-term letter of credit issued as collateral for the build-to-suit lease; and management incorrectly applied ASC 606 upon adoption on January 1, 2018 as it relates to the FTG program, specifically the period of time for which to recognize revenue in the fiscal year 2018 related to FTG students that become inactive. These material weaknesses resulted in the restatement of the Company’s financial statements. Accordingly, management has determined that the Company's internal control over financial reporting was not effective as of June 30, 2019 due to material weaknesses.
Management's Remediation Efforts
We are committed to remediating the material weaknesses by implementing changes to our internal control over financial reporting. Our Principal Financial Officer is responsible for implementing changes and improvements in internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.
Throughout the first half of 2019, we have implemented measures to remediate the underlying causes of the control deficiencies. These measures include (i) improving the internal communication procedures between operations and accounting personnel; (ii) enhancing our controls over the FTG accounting models, including more detailed steps to evaluate and revise critical assumptions and estimates to be more precise; (iii) implementing enhanced analytical controls to compensate for the manual processes; (iv) technical accounting training for key financial management; and (v) engaging external consultants, as needed, to provide support related to more complex applications of GAAP related to nonrecurring transactions and new accounting standards.
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
Changes in Internal Control Over Financial Reporting
We continually assess the adequacy of our internal control over financial reporting and make improvements as deemed appropriate. As discussed above, during the three months ended June 30, 2019, management implemented certain remediation measures to improve our internal control over financial reporting and to remediate the previously identified material weaknesses.
Additionally, in April 2019, we completed our acquisitions of both Fullstack Academy, Inc. (“Fullstack”) and TutorMe.com, Inc. (“TutorMe”). As the acquisitions occurred in the second quarter of 2019, the scope of our evaluation of the effectiveness of internal control over financial reporting does not include Fullstack or TutorMe. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope for a period not to exceed one year from the date of the acquisition.
Aside from the above, there were no changes in internal control over financial reporting, during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The successful integration and profitable operation of an acquired institution or business, including the realization of anticipated cost savings and additional revenue opportunities, can present challenges, and the failure to overcome these challenges can have an adverse effect on our business, financial condition, cash flows and results of operations. Some of these challenges include:
•the inability to maintain uniform standards, controls, policies and procedures;
•distraction of management's attention from normal business operations during the integration process;
•the inability to attract and/or retain key management personnel to operate the acquired entity;
•the inability to obtain, or delay in obtaining, regulatory or other approvals necessary to operate the business;
•the inability to correctly estimate the size of a target market or accurately assess market dynamics;
•the inability to retain the clients of the acquired entity;
•the lingering effects of poor client relations or service performance by the acquired entity, which also may negatively affect the Company’s existing business;
•the inability to fully realize the desired efficiencies and economies of scale;
•expenses associated with the integration efforts; and
•unidentified issues not discovered in the due diligence process, including legal contingencies.

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
Ashford University is approved by California’s Bureau for Private Postsecondary Education (BPPE), which may subject the university to increased regulatory or political scrutiny.
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by a state in which it is physically located, often called “home state authorization.” Ashford University is approved by the California BPPE to operate in California and for its home state authorization. As a result, Ashford University is subject to laws and regulations applicable to private, postsecondary educational institutions located in California, and there is current legislation that may significantly increase that regulatory burden. Compliance with the existing or increased regulations arising as a result of Ashford University's operation as a BPPE-approved institution may result in material additional costs of Ashford University which could have a material, adverse effect on our profitability.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
None.
Item 5.  Other Information.
None.

Item 6.  Exhibits.

Exhibit	Description
10.1	Zovio Inc Executive Relocation Policy *
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew S. Clark, President and Chief Executive Officer, and Kevin Royal, Chief Financial Officer.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 7, 2019, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2019 and 2018; (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (v) the Notes to Condensed Consolidated Financial Statements.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOVIO INC

August 7, 2019	/s/ KEVIN ROYAL
Kevin Royal Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)