Form 10-Q
period 2019-09-30
Zovio Inc
filed 2019-10-30
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
The total number of shares of common stock outstanding as of October 25, 2019, was 30,267,821.

ZOVIO INC
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
ZOVIO INC
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of September 30, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$79,145	$166,307
Restricted cash	25,744	18,619
Investments	2,385	2,068
Accounts receivable, net	35,675	27,015
Prepaid expenses and other current assets	24,705	18,255
Total current assets	167,654	232,264
Property and equipment, net	32,995	16,860
Operating lease assets	21,903	—
Goodwill and intangibles, net	45,932	12,441
Other long-term assets	2,625	7,927
Total assets	$271,109	$269,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$68,343	$62,792
Deferred revenue and student deposits	54,461	63,834
Total current liabilities	122,804	126,626
Rent liability	23,882	3,183
Lease financing obligation	—	8,634
Other long-term liabilities	6,167	3,435
Total liabilities	152,853	141,878
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both September 30, 2019, and December 31, 2018	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 65,636 and 65,289 issued, and 30,268 and 27,168 outstanding, at September 30, 2019 and December 31, 2018, respectively	659	653
Additional paid-in capital	188,717	205,157
Retained earnings	398,195	429,992
Treasury stock, 35,368 and 38,121 shares at cost at September 30, 2019, and at December 31, 2018, respectively	(469,315)	(508,188)
Total stockholders' equity	118,256	127,614
Total liabilities and stockholders' equity	$271,109	$269,492
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$104,251	$112,846	$321,510	$348,660
Costs and expenses:
Instructional costs and services	51,406	55,109	158,432	166,120
Admissions advisory and marketing	40,838	41,902	134,720	129,971
General and administrative	17,389	13,731	55,841	39,028
Legal settlement expense	—	—	—	141
Restructuring and impairment expense	2,467	1,225	7,890	3,795
Total costs and expenses	112,100	111,967	356,883	339,055
Operating income (loss)	(7,849)	879	(35,373)	9,605
Other income, net	144	367	1,040	899
Income (loss) before income taxes	(7,705)	1,246	(34,333)	10,504
Income tax benefit	(147)	(415)	(2,536)	(7,547)
Net income (loss)	$(7,558)	$1,661	$(31,797)	$18,051
Income (loss) per share:
Basic	$(0.25)	$0.06	$(1.09)	$0.67
Diluted	$(0.25)	$0.06	$(1.09)	$0.66
Weighted average number of common shares outstanding used in computing income (loss) per share:
Basic	30,263	27,061	29,230	27,131
Diluted	30,263	27,589	29,230	27,532
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2017	64,887	$649	$201,755	$426,356	$(505,764)	$122,996
Adoption of accounting standards (Note 2)	—	—	—	(1,000)	—	(1,000)
Stock-based compensation	—	—	1,165	—	—	1,165
Stock issued under stock incentive plan, net of shares held for taxes	186	2	(707)	—	—	(705)
Net income	—	—	—	1,310	—	1,310
Balance at March 31, 2018	65,073	$651	$202,213	$426,666	$(505,764)	$123,766
Stock-based compensation	—	—	1,160	—	—	1,160
Stock issued under employee stock purchase plan	16	—	98	—	—	98
Stock issued under stock incentive plan, net of shares held for taxes	20	—	(48)	—	—	(48)
Stock repurchase	—	—	—	—	(2,424)	(2,424)
Net income	—	—	—	15,080	—	15,080
Balance at June 30, 2018	65,109	$651	$203,423	$441,746	$(508,188)	$137,632
Stock-based compensation	—	—	1,265	—	—	1,265
Exercise of stock options	122	2	453			455
Net share settlement of stock options	—	—	(1,097)	—	—	(1,097)
Stock issued under stock incentive plan, net of shares held for taxes	26	—	(131)	—	—	(131)
Net income	—	—	—	1,661	—	1,661
Balance at September 30, 2018	65,257	$653	$203,913	$443,407	$(508,188)	$139,785
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2018	65,289	$653	$205,157	$429,992	$(508,188)	$127,614
Stock-based compensation	—	—	1,706	—	—	1,706
Exercise of stock options	6	1	59	—	—	60
Stock issued under stock incentive plan, net of shares held for taxes	284	2	(757)	—	—	(755)
Net loss	—	—	—	(6,642)	—	(6,642)
Balance at March 31, 2019	65,579	$656	$206,165	$423,350	$(508,188)	$121,983
Stock-based compensation	—	—	3,596	—	—	3,596
Stock issued under employee stock purchase plan	29	—	96	—	—	96
Stock issued under stock incentive plan, net of shares held for taxes	20	—	(51)	—	—	(51)
Stock issued under acquisition	—	3	(24,513)		38,873	14,363
Net loss	—	—	—	(17,597)	—	(17,597)
Balance at June 30, 2019	65,628	$659	$185,293	$405,753	$(469,315)	$122,390
Stock-based compensation	—	—	3,428	—	—	3,428
Stock issued under stock incentive plan, net of shares held for taxes	8	—	(4)	—	—	(4)
Net loss	—	—	—	(7,558)	—	(7,558)
Balance at September 30, 2019	65,636	$659	$188,717	$398,195	$(469,315)	$118,256
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(31,797)	$18,051
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debts	10,508	19,339
Depreciation and amortization	7,171	5,200
Deferred income taxes	67	54
Stock-based compensation	8,730	3,590
Noncash lease expense	14,287	—
Net gain on marketable securities	(216)	(63)
Reassessment of lease charges	558	1,864
Loss on disposal or impairment of fixed assets	—	334
Changes in operating assets and liabilities:
Accounts receivable	(13,517)	(25,418)
Prepaid expenses and other current assets	(306)	1,962
Other long-term assets	(336)	2,082
Accounts payable and accrued liabilities	(1,170)	(14,743)
Deferred revenue and student deposits	(11,923)	(12,034)
Operating lease liabilities	(17,377)	—
Other liabilities	(2,922)	(10,886)
Net cash used in operating activities	(38,243)	(10,668)
Cash flows from investing activities:
Capital expenditures	(26,956)	(1,696)
Purchases of investments	(102)	(1,050)
Capitalized costs for intangible assets	(454)	(700)
Cash paid in acquisition, net of cash acquired	(19,286)	—
Sale of investments	—	975
Net cash used in investing activities	(46,798)	(2,471)
Cash flows from financing activities:
Proceeds from exercise of stock options	60	455
Tax withholdings related to net issuance of stock options	—	(1,097)
Proceeds from the issuance of stock under employee stock purchase plan	96	98
Tax withholdings on issuance of stock awards	(810)	(884)
Repurchase of common stock	—	(2,424)
Net cash used in financing activities	(654)	(3,852)
Net decrease in cash, cash equivalents and restricted cash	(85,695)	(16,991)
Cash, cash equivalents and restricted cash at beginning of period	190,584	205,526
Cash, cash equivalents and restricted cash at end of period	$104,889	$188,535

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$1,582	$462
Issuance of common stock for vested restricted stock units	$2,650	$2,569
Consideration for acquisition in accounts payable and accrued liabilities	$483	$—
Issuance of common stock for acquisitions	$14,363	$—
Property and equipment under build-to-suit leases	$—	$6,076

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$79,145	$163,091
Restricted cash	25,744	19,786
Long-term restricted cash	—	5,658
Total cash, cash equivalents and restricted cash	$104,889	$188,535
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business
Zovio Inc (the “Company”), formerly known as Bridgepoint Education, Inc., is a Delaware corporation, and is an education technology services company that partners with higher education institutions and employers to deliver innovative, personalized solutions to help learners and leaders achieve their aspirations. One of its wholly owned subsidiaries, Ashford University®, is a regionally accredited academic institution, which delivers programs primarily online. Ashford University offers associate’s, bachelor’s, master’s and doctoral programs.
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
Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for complete annual financial statements.
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
Goodwill and Indefinite-Lived Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter of each fiscal year, or more frequently if events and circumstances warrant. To evaluate the impairment of goodwill, the Company first assesses qualitative factors, such as deterioration in general economic conditions or negative company financial performance, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. To evaluate the impairment of the indefinite-lived intangible assets, the Company assesses the fair value of the assets to determine

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

whether they were greater or less than the carrying values. Determining the fair value of indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions are inherently uncertain and may include such items as growth rates used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and a determination of appropriate market comparables.
The Company has reassessed its reporting units in 2019, noting that it has three distinct reporting units including i) Zovio which includes Ashford, ii) Fullstack and iii) TutorMe. During the third quarter of 2019, the Company's qualitative assessment of goodwill and indefinite-lived intangible assets under ASC 350, Intangibles - Goodwill and Other, indicated triggering events in its Zovio reporting unit. There were no impairment indicators in the Fullstack or TutorMe reporting units. The impairment indicator for Zovio included a sustained declining stock price, which indicated the fair value of the Zovio reporting unit was potentially less than the carrying amount. Consequently, the Company then performed Step 1 of the impairment test and assessed the fair value of that reporting unit and determined that it was less than its carrying value.
Preliminary analysis indicated potential impairment of the goodwill within the Zovio reporting unit. However, due to the time and effort required to determine the implied fair value of goodwill (i.e. Step 2 of the impairment assessment), the analysis is not complete at this time. As of September 30, 2019, Zovio’s reporting unit carrying value of goodwill is $0.7 million and its carrying value of other indefinite-lived intangible assets is $1.4 million. The Company's valuation to determine the amount of impairment will be completed in the fourth quarter of 2019.
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
During the third quarter of 2019, the Company's qualitative assessment of long-lived assets under ASC 360, Property and Equipment, indicated impairment indicators. The Company then performed an undiscounted cash flow analysis, noting that the related assets were recoverable. As such, no impairment in the Company’s long-lived assets is deemed necessary as of September 30, 2019.
Leases
In accordance with Accounting Standard Update (“ASU”) 2016-02, Leases (ASC 842) (“ASC 842”), leases are evaluated and classified as either operating or finance leases. The Company does not have any finance leases. The Company’s operating leases are included in operating lease assets, accounts payable and accrued liabilities, and noncurrent lease liabilities on the condensed consolidated balance sheets. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on information available at the date of adoption in calculating the present value of its existing lease payments. The incremental borrowing rate is determined using the U.S. Treasury rate adjusted to account for the Company’s credit rating and the collateralized nature of operating leases. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line method over the term of the lease.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
In June 2018, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The update requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The update requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. The update is effective for SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt this standard on January 1, 2020 and does not believe the adoption of ASU 2016-13 will have a material impact on the Company’s consolidated financial statements.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Business Combinations
Acquisition of Fullstack Academy, Inc.
On April 1, 2019, the Company acquired Fullstack, a coding academy headquartered in New York, by acquiring all of its outstanding shares, pursuant to an Agreement and Plan of Reorganization (the “Fullstack Merger Agreement”). As of March 31, 2019, Fullstack had a carrying value of approximately $7.1 million of assets, excluding goodwill. At the closing of the Fullstack acquisition, the equityholders of Fullstack received consideration consisting of $17.5 million in cash (less purchase price adjustments of approximately $2.0 million, plus third-party expenses of approximately $2.0 million), and an aggregate of approximately 2,443,260 shares of the Company’s common stock, subject to escrow adjustments. Additionally, under the Fullstack Merger Agreement, the equityholders of Fullstack will be entitled to receive up to 2,250,000 contingent shares of the Company’s common stock (the “Fullstack Contingent Consideration”). The Fullstack Merger Agreement contains an employee incentive retention pool of up to $5.0 million in cash, payable at times over a two-year period.
The assets and liabilities of Fullstack were recorded on the Company’s condensed consolidated balance sheets at their preliminary estimated fair values as of April 1, 2019, the acquisition date. Fullstack’s results of operations are included in the Company’s condensed consolidated statements of income (loss) from that date. Fullstack recognized revenue of $3.3 million, had an operating loss of $3.0 million, and net loss of $3.0 million for the three months ended September 30, 2019. For the nine months ended September 30, 2019, the Company recorded acquisition-related expenses of $4.1 million, in general and administrative on the condensed consolidated statement of income (loss), associated with the Fullstack acquisition. The Company accounts for business combinations using the acquisition method of accounting.
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
The fair value of the consideration to be paid exceeded the fair value of the net assets acquired and liabilities assumed, resulting in goodwill being recorded. Goodwill arising from the acquisition consists largely of future performance expected to be generated from new university and student relationships. None of the goodwill recognized is expected to be deductible for

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

income tax purposes. The above purchase price and purchase price allocation are preliminary and subject to future revision as the acquired assets and liabilities assumed are dependent upon the finalization of the related valuations. The fair values assigned to assets acquired and liabilities assumed for Fullstack are based upon managements best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of the valuations pertaining to tax liabilities assumed, including the calculation of deferred tax assets and liabilities.
The fair value of the common shares issued as part of the consideration paid was determined on the basis of the closing market price of the Company’s shares on the acquisition date, and also incorporated a discount for lack of marketability rates for various holding periods.
The Fullstack Contingent Consideration will become issuable, subject to the terms and conditions of the Fullstack Merger Agreement. Of the total contingent 2,250,000 shares, (i) 1,250,000 are based upon final determination of the achievement of certain employee retention requirements and is being expensed over the retention period, (ii) 500,000 shares are based upon revenue performance in 2019 and 2020, earned on a sliding scale, in the event that the revenues for Fullstack are between $25.0 million and $35.0 million, and (iii) 500,000 shares are based upon contract performance milestones in 2019 and 2020, earned on a sliding scale, in the event that Fullstack obtains between 4 and 8 new university contracts. The fair value of the performance based Fullstack Contingent Consideration arrangements was estimated by applying a Monte Carlo simulation, based upon the result of forecast information. These measures are based upon significant inputs that are not observable by the market, and are therefore deemed to be Level 3 inputs. At each subsequent reporting date, the Company will remeasure the contingent consideration and recognize any changes in value, if necessary. If the probability of achieving the performance target significantly changes from what was initially anticipated, the change could have a significant impact on the Company’s financial statements in the period recognized. No changes in the value of contingent consideration were necessary for the quarter ended September 30, 2019.
Acquisition of TutorMe.com, Inc.
On April 3, 2019, the Company acquired TutorMe, a provider of on-demand tutoring and online courses, headquartered in California, by acquiring all of its outstanding shares, pursuant to an Agreement and Plan of Reorganization (the “TutorMe Merger Agreement”). As of March 31, 2019, TutorMe had a carrying value of approximately $0.6 million of assets, excluding goodwill. At the closing of the TutorMe acquisition, in exchange for all outstanding shares of TutorMe capital stock and other rights to acquire or receive capital stock of TutorMe, the Company (i) paid a total of approximately $2.8 million in cash, subject to certain purchase price adjustments, (ii) issued a total of 309,852 shares of the Company’s common stock, and (iii) assumed all issued and outstanding options of TutorMe (the “Assumed Options”), of which a total of 231,406 shares of the Company’s common stock are underlying the Assumed Options that are subject to certain time-based vesting requirements and a total of 79,199 shares of the Company’s common stock are underlying the Assumed Options that are subject to certain performance-based vesting requirements. In addition, as part of the transactions contemplated by the TutorMe Merger Agreement, the Company (x) paid a total of approximately $1.2 million in cash to certain service providers of TutorMe as a transaction bonus and (y) issued a total of 293,621 Performance Stock Units (“PSUs”) to certain continuing service providers of TutorMe pursuant to the Company’s 2009 Stock Incentive Plan (as amended) and a restricted stock unit agreement.
The assets and liabilities of TutorMe were recorded on the Company’s condensed consolidated balance sheets at their preliminary estimated fair values as of April 3, 2019, the acquisition date. TutorMe’s results of operations are included in the Company’s condensed consolidated statements of income (loss) from that date. TutorMe recognized revenue of $0.2 million, had an operating loss of $0.5 million, and net loss of $0.5 million for the three months ended September 30, 2019. For the nine months ended September 30, 2019, the Company recorded acquisition-related expenses of $2.6 million, in general and administrative on the condensed consolidated statement of income (loss), associated with the TutorMe Acquisition. The Company accounts for business combinations using the acquisition method of accounting.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the Company’s net revenue disaggregated based on the revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Tuition revenue, net	$95,043	$102,352	$291,729	$317,353
Digital materials revenue, net	5,890	6,284	18,947	18,951
Technology fee revenue, net	2,856	3,777	9,381	10,861
Other revenue, net (1)	462	433	1,453	1,495
Total revenue, net	$104,251	$112,846	$321,510	$348,660
(1) Primarily consists of revenues generated from services such as graduation fees, transcript fees, and other miscellaneous services.

The following table presents the Company’s net revenue disaggregated based on the timing of revenue recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Over time, over period of instruction	$85,110	$96,735	$264,555	$301,905
Over time, full tuition grant (1)	13,599	9,986	38,908	27,825
Point in time (2)	5,542	6,125	18,047	18,930
Total revenue, net	$104,251	$112,846	$321,510	$348,660

(1)	Represents revenue generated from the FTG program.

(2)	Represents revenue generated from digital textbooks and other miscellaneous fees.

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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Below are the opening and closing balances of deferred revenue from the Company’s contracts with customers (in thousands):

	Nine Months Ended September 30,
	2019	2018
Deferred revenue opening balance, January 1	$21,768	$22,001
Deferred revenue closing balance, September 30	22,549	23,833
Increase (Decrease)	$781	$1,832
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

for up to a maximum of three years. These payment plan arrangements give rise to significant financing components. However, since the Company historically collects substantially all of the consideration to which it expects to be entitled under such payment plans within one year or less, the impact of these significant financing components is not material to any period presented.
The difference between the opening and closing balances of deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment. For the nine months ended September 30, 2019, the Company recognized $21.8 million of revenue that was included in the deferred revenue balance as of January 1, 2019. For the nine months ended September 30, 2018, the Company recognized $21.9 million of revenue that was included in the deferred revenue balance as of January 1, 2018. Amounts reported in the closing balance of deferred revenue are expected to be recognized as revenue within the next 12 months.
5. Restructuring and Impairment Expense
During the three and nine months ended September 30, 2019, the Company recognized $2.5 million and $7.9 million, respectively, of restructuring and impairment expense. During the three and nine months ended September 30, 2018, the Company recognized $1.2 million and $3.8 million, respectively, of restructuring and impairment expense. These restructuring and impairment charges were comprised of the components described below.
The Company had previously vacated or consolidated properties in San Diego and Denver, and subsequently reassessed its obligations on non-cancelable leases. In addition, the Company relocated its headquarters from San Diego, California to Chandler, Arizona. As a result of these lease reassessments and relocation, during the three and nine months ended September 30, 2019 the Company recognized expense of approximately $1.3 million and $1.8 million, respectively. During the three and nine months ended September 30, 2018, the Company recognized expense of approximately $0.6 million and $1.9 million, respectively.
For the three and nine months ended September 30, 2019, the Company recognized $1.2 million and $6.2 million, respectively, as restructuring and impairment expense relating to severance costs for wages and benefits. There is an additional $0.1 million of related costs that will be recognized in the remainder of 2019, relating to employees that are required to render service. For the three and nine months ended September 30, 2018, the Company recognized $0.9 million and $1.9 million, respectively, as restructuring and impairment expense relating to severance costs for wages and benefits, due to the Company’s execution of a strategic reorganization resulting in reductions in force. The reorganization was part of the Company’s overall reassessment of resources based upon benchmarking activities with competitors in the Company’s industry.
For the three and nine months ended September 30, 2019, the Company recognized a credit of approximately $32,000, and $0.2 million respectively, as a reversal to restructuring and impairment, relating to the closure of a component of the Company's business, which was originally recorded in the fourth quarter of 2018. For the three and nine months ended September 30, 2018, the Company recognized a credit of $0.3 million, respectively, as a reversal to restructuring and impairment, relating to student transfer agreements.
During the nine months ended September 30, 2018, as a result of the Company vacating certain leased space, the Company retired $0.3 million of assets. There were no such charges during the nine months ended September 30, 2019.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the amounts recorded in the restructuring and impairment charges line item on the Company’s condensed consolidated statements of income (loss) for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Asset impairment	$—	$—	$—	$325
Student transfer agreement costs (credit)	(32)	(268)	(171)	(268)
Severance costs	1,220	855	6,231	1,874
Lease exit and other costs	1,279	638	1,830	1,864
Total restructuring and impairment expense	$2,467	$1,225	$7,890	$3,795
The following table summarizes the changes in the Company's restructuring and impairment liability by type during the nine months ended September 30, 2019 (in thousands):

	Student Transfer Agreement Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2018	$1,503	$267	$2,864	$4,634
Restructuring and impairment expense (credit)	(171)	6,231	1,830	7,890
Payments and adjustments	(22)	(5,606)	(3,377)	(9,005)
Balance at September 30, 2019	$1,310	$892	$1,317	$3,519
The restructuring liability amounts are recorded within either the (i) accounts payable and accrued liabilities account, (ii) lease liability account or (iii) other long-term liabilities account on the condensed consolidated balance sheets.
6. Fair Value Measurements
The following tables summarize the fair value information as of September 30, 2019 and December 31, 2018, respectively (in thousands):

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Mutual funds	$2,385	$—	$—	$2,385
Contingent consideration	$—	$—	$3,250	$3,250

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Mutual funds	$2,068	$—	$—	$2,068
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
There were no differences between amortized cost and fair value of investments as of September 30, 2019 and December 31, 2018, respectively. There were no reclassifications out of accumulated other comprehensive income during either the nine months ended September 30, 2019 and 2018.
The contingent consideration represents the shares to be issued as part of the acquisition of Fullstack. The contingent

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

consideration is recorded in the other long-term liabilities line item on the Company’s condensed consolidated balance sheets, and are classified as Level 3 securities. For further information regarding acquisitions, refer to Note 3, “Business Combinations” to the condensed consolidated financial statements. The fair value of accrued contingent consideration is remeasured each reporting period. Increases or decreases in projected revenue and the related probabilities of achieving the forecast results, may result in a higher or lower fair value measurement. Changes in fair value resulting from changes in the likelihood of contingent payments are included in the condensed consolidated statements of income (loss).
7. Accounts Receivable, Net
Accounts receivable, net, consists of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Accounts receivable	$45,835	$39,195
Less allowance for doubtful accounts	10,160	12,180
Accounts receivable, net	$35,675	$27,015
There is an immaterial amount of accounts receivable, net, at each balance sheet date with a payment due date of greater than one year.
The following table presents the changes in the allowance for doubtful accounts for accounts receivable for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Deductions (1)	Ending Balance
Allowance for doubtful accounts receivable:
For the nine months ended September 30, 2019	$12,180	$10,508	$(12,528)	$10,160
For the nine months ended September 30, 2018	$15,189	$19,339	$(20,194)	$14,334

(1)	Deductions represent accounts written off, net of recoveries.
8. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Prepaid expenses	$5,461	$5,445
Prepaid licenses	4,973	5,840
Prepaid income taxes	200	—
Income tax receivable	4,121	5,044
Prepaid insurance	1,138	1,077
Insurance recoverable	994	723
Other current assets	7,818	126
Total prepaid expenses and other current assets	$24,705	$18,255

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Buildings, build-to-suit	$—	$10,434
Furniture and office equipment	42,815	31,227
Software	7,346	7,517
Leasehold improvements	18,560	3,430
Vehicles	22	22
Total property and equipment	68,743	52,630
Less accumulated depreciation and amortization	(35,748)	(35,770)
Total property and equipment, net	$32,995	$16,860
For the three months ended September 30, 2019 and 2018, depreciation and amortization expense related to property and equipment was $1.6 million and $1.0 million, respectively. For the nine months ended September 30, 2019 and 2018, depreciation and amortization expense was $3.9 million and $3.2 million, respectively.
Goodwill and Intangibles, Net
Goodwill and intangibles, net, consists of the following (in thousands):

	September 30, 2019
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$20,974	$(19,452)	$1,522
Purchased intangible assets	29,185	(9,810)	19,375
Total definite-lived intangible assets	$50,159	$(29,262)	$20,897
Goodwill and indefinite-lived intangibles			25,035
Total goodwill and intangibles, net			$45,932

	December 31, 2018
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,076	$(19,338)	$1,738
Purchased intangible assets	15,850	(7,219)	8,631
Total definite-lived intangible assets	$36,926	$(26,557)	$10,369
Goodwill and indefinite-lived intangibles			2,072
Total goodwill and intangibles, net			$12,441
The increase in goodwill relates to the Company’s acquisitions of Fullstack and TutorMe in the second quarter of 2019. For further information regarding the acquisitions, refer to Note 3, “Business Combinations” to the condensed consolidated financial statements. The amount of goodwill recognized is subject to change, pending the final determination of the fair value of assets acquired and liabilities assumed in connection with the acquisitions.
During the third quarter of 2019, the Company's qualitative assessment of goodwill and indefinite-lived intangible assets indicated triggering events in one of its reporting units, including a declining stock price, which indicated the fair value of the

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

reporting unit was potentially less than its carrying amount. This analysis is being finalized. For further information on receivables, refer to Note 2, “Summary of Significant Accounting Policies” within the condensed consolidated financial statements.
For the three months ended September 30, 2019 and 2018, amortization expense was $1.3 million and $0.6 million, respectively. For the nine months ended September 30, 2019 and 2018, amortization expense was $3.3 million and $2.0 million, respectively.
The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
Remainder of 2019	$1,332
2020	5,252
2021	4,069
2022	3,430
2023	3,307
Thereafter	3,507
Total future amortization expense	$20,897
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Accounts payable	$7,747	$5,313
Accrued salaries and wages	5,449	7,807
Accrued bonus	5,701	8,147
Accrued vacation	4,974	7,929
Accrued litigation and fees	8,041	8,041
Accrued expenses	24,280	17,692
Current leases payable	9,803	5,768
Accrued insurance liability	2,348	2,095
Total accounts payable and accrued liabilities	$68,343	$62,792
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consists of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Deferred revenue	$22,549	$21,768
Student deposits	31,912	42,066
Total deferred revenue and student deposits	$54,461	$63,834

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Long-Term Liabilities
Other long-term liabilities consists of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Uncertain tax positions	$679	$865
Contingent consideration	3,250	—
Other long-term liabilities	2,238	2,570
Total other long-term liabilities	$6,167	$3,435
9. Credit Facilities
The Company has issued letters of credit that are collateralized with cash (held in restricted cash) in the aggregate amount of $16.6 million as of September 30, 2019.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. The Company has entered into a surety bond facility with an insurance company to provide such bonds when required. As of September 30, 2019, the Company’s total available surety bond facility was $8.5 million, and the surety had issued bonds totaling $8.1 million on the Company’s behalf under such facility.
10. Lease Obligations
Operating Leases
The Company leases various office facilities which expire at various dates through 2023. These facilities are used for academic operations, corporate functions, enrollment services and student support services. The Company does not have any leases other than its office facilities. All of the leases were classified as operating leases for the period ended September 30, 2019, and the Company does not have any finance leases. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on the Company’s condensed consolidated balance sheets.
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
As of September 30, 2019, the lease amounts on the condensed consolidated balance sheets do not include any options to extend, nor any options for early termination. The Company’s lease agreements do not include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The Company is not a party to any related party arrangements with respect to its lease transactions.
Some of the more significant assumptions and judgments in determining the amounts to capitalize include the determination of the discount rate, which is discussed below.
Rental expense for the three and nine months ended September 30, 2019 was $5.3 million and $14.9 million, respectively, calculated in accordance with ASC 842, and rental expense for the three and nine months ended September 30, 2018 was $3.7 million and $11.3 million, respectively, calculated in accordance with ASC 840.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company has agreements to sublease certain portions of its office facilities, with three active subleases as of September 30, 2019. The Company’s subleases do not include any options to extend, nor any options for early termination. The Company’s subleases do not contain any residual value guarantees or restrictive covenants. All of the subleases were classified as operating leases for the period ended September 30, 2019. The Company is subleasing approximately 28,400 square feet of office space in San Diego, California with a remaining commitment to lease of 7 months and net lease payments of $0.4 million. The Company is subleasing approximately 72,200 square feet of office space in Denver, Colorado with a remaining commitment to lease of 23 months and net lease payments of $1.9 million. The Company is subleasing additional office space of approximately 21,000 square feet in Denver, Colorado with a remaining commitment to lease of 41 months and net lease payments of $2.0 million. Sublease income for the nine months ended September 30, 2019 and 2018 was $2.2 million (in accordance with ASC 842) and $2.1 million (in accordance with ASC 840), respectively.
The following tables represent the classification and amounts recorded on the condensed consolidated balance sheets as of September 30, 2019 (in thousands):

Operating lease assets:
Arizona	$8,470
California	4,876
Colorado	7,922
Iowa	128
New York	237
Other	270
Total	$21,903

Operating lease liabilities:
Accounts payable and accrued liabilities	$9,804
Rent liability	23,882
Total	$33,686
The following table represents the classification and amounts recorded on the condensed consolidated statements of income (loss) for the nine months ended September 30, 2019 (in thousands):

Operating lease costs	$14,287
Short-term lease cost	202
Variable lease costs (1)	455
Less: Sub-lease income	(2,167)
Total net lease costs	$12,777

(1)	Variable components of the lease payments such as utilities, taxes and insurance, parking and maintenance costs.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table represents the maturities of lease liabilities as of September 30, 2019 (in thousands):

Remainder of 2019	$3,900
2020	9,988
2021	6,489
2022	3,915
2023	2,744
2024	2,400
Thereafter	15,265
Total minimum payments	$44,701
Less: Interest (1)	(11,015)
Total net lease liabilities	$33,686

(1)	Calculated using an appropriate interest rate for each individual lease. See the weighted-average discount rate noted below.

The following table summarizes the future minimum rental payments under non-cancelable operating lease arrangements in effect at December 31, 2018 (in thousands):

Year Ended December 31,
2019	$20,382
2020	9,936
2021	6,460
2022	3,826
2023	2,726
Thereafter	17,710
Total minimum payments	$61,040
The following table represents the lease term and discount rate used in the calculations as of September 30, 2019:

Weighted-average remaining lease term (in years):
Operating leases	6.4 years
Weighted-average discount rate:
Operating leases	7.5%
The following table represents the cash flow information of operating leases for the nine months ended September 30, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,377
11. Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding for the period.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The following table sets forth the computation of basic and diluted income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(7,558)	$1,661	$(31,797)	$18,051
Denominator:
Weighted average number of common shares outstanding	30,263	27,061	29,230	27,131
Effect of dilutive options and stock units	—	528	—	401
Diluted weighted average number of common shares outstanding	30,263	27,589	29,230	27,532
Income (loss) per share:
Basic	$(0.25)	$0.06	$(1.09)	$0.67
Diluted	$(0.25)	$0.06	$(1.09)	$0.66
The following table sets forth the number of stock options, RSUs and PSUs, excluded from the computation of diluted income (loss) per share for the periods indicated below because their effect was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	2,141	1,560	1,983	2,709
RSUs and PSUs	3,228	2	1,461	2
12. Stock-Based Compensation
The Company recorded $3.4 million and $1.3 million of stock-based compensation expense for the three months ended September 30, 2019 and 2018, respectively, and $8.7 million and $3.6 million of stock-based compensation expense for the nine months ended September 30, 2019 and 2018, respectively. The related income tax benefit was $0.8 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $2.1 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively.
During the nine months ended September 30, 2019, the Company granted 1.3 million RSUs at a weighted average grant date fair value of $5.68 and 0.4 million RSUs vested. During the nine months ended September 30, 2018, the Company granted 0.8 million RSUs at a grant date fair value of $6.84 and 0.4 million RSUs vested.
During the nine months ended September 30, 2019, 0.8 million market-based PSUs were granted at a weighted average grant date fair value of $6.97 and no performance-based or market-based PSUs vested. During the nine months ended September 30, 2018, no performance-based or market-based PSUs were granted, and no performance-based or market-based PSUs vested.
During the nine months ended September 30, 2019, the Company granted 0.2 million stock options at a grant date fair value of $4.28 and 6,274 stock options were exercised. During the nine months ended September 30, 2018, the Company granted 35,088 stock options at a grant date fair value of $2.97 and 0.8 million stock options were exercised.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2019, there was unrecognized compensation cost of $11.5 million related to unvested stock options, RSUs and PSUs.
13. Income Taxes
The Company uses the asset-liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that will result in income and deductions in future years.
The Company recognizes deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, the Company evaluates a number of factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended September 30, 2019 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation certain subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against its deferred tax assets should continue to be maintained as of September 30, 2019.
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
The Company’s current effective income tax rate that has been applied to normal, recurring operations for the nine months ended September 30, 2019 was (0.4)%. The Company’s actual effective income tax rate after discrete items was 7.4% for the nine months ended September 30, 2019. The Company released approximately $2.3 million in valuation allowance as a result of tax benefits recorded in connection with its acquisitions during the second quarter of 2019 for which a deferred tax liability was established in purchase accounting.
As of September 30, 2019, and December 31, 2018, the Company had $0.7 million and $0.9 million of gross unrecognized tax benefits, of which $0.6 million and $0.7 million would impact the effective income tax rate if recognized, respectively. Although the Company cannot predict the timing of resolution with taxing authorities, if any, the Company believes it is reasonably possible that the total of the unrecognized tax benefits could change in the next twelve months due to settlement with tax authorities or expiration of the applicable statute of limitations. Although the Company believes the tax accruals provided are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from the Company’s historical income tax provisions and accruals.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

basis of numerous standards that institutions of higher education must satisfy in order to participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV programs”). Ashford University is regionally accredited by Western Association of Schools and Colleges Senior College and University Commission (“WSCUC”).
Department of Education Open Program Review of Ashford University
On July 7, 2016, Ashford University was notified by the Department that an off-site program review had been scheduled to assess Ashford University’s administration of the Title IV programs in which it participates. The off-site program review commenced on July 25, 2016 and covered students identified in the 2009-2012 calendar year data previously provided by Ashford University to the Department in response to a request for information received from the Multi-Regional and Foreign School Participation Division of the Department’s Office of Federal Student Aid (“FSA”) on December 10, 2015.
On December 9, 2016, the Department informed Ashford University that it intended to continue the program review on-site at Ashford University. The on-site program review commenced on January 23, 2017 and initially covered the 2015-2016 and 2016-2017 award years, but may be expanded if the Department deems such expansion appropriate.
Department of Education Program Participation Agreement for Ashford University
On April 23, 2018, Ashford University received an updated Program Participation Agreement from the Department. Based on the updated Program Participation Agreement, Ashford University is provisionally certified to participate in Federal Student Financial Aid Programs until March 31, 2021. Ashford University is required to submit its reapplication for continued certification by December 31, 2020.
Department of Education Close Out Audit of University of the Rockies
The Company previously recorded an expense of $1.5 million for the year ended December 31, 2018, in relation to the close out audit of University of the Rockies resulting from its merger with Ashford University in October 2018. The expense was recorded in relation to borrower defense to repayment regulations. On September 26, 2019, the Department of Education sent Ashford University a Final Audit Determination letter for the University of the Rockies. This letter confirmed that with the exception of the borrower defense to repayment regulations, none of the other audit findings resulted in financial liability. The Department also stated that additional liabilities could accrue in the future. The Company continues to assess the borrower defense to repayment regulation audit finding and may submit a request for review to the Department.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Transaction, including the incorporation of key performance indicators into that agreement. WSCUC is also requiring a post-implementation site visit of Ashford University within six months of the close of the Conversion Transaction.
U.S. Department of Education Abbreviated Preacquisition Review Letter
On October 7, 2019, the Company announced that in connection with the Conversion Transaction, the Department has provided a response (the “Abbreviated Preacquisition Review Letter”) to the request for review made on July 15, 2019. The request for an abbreviated preacquisition review was made in accordance with Department procedures pursuant to which the Department provides information about conditions it intends to impose in connection with the continued participation in federal Title IV student financial aid programs by the applicant following a change in ownership.
In the Abbreviated Preacquisition Review Letter, along with other conditions, the Department indicated that it would require the posting of an irrevocable letter of credit with the Department within ten days of the Conversion Transaction for approximately $103 million, representing the Department’s determination of 25% of the Title IV funding in fiscal year 2018 (the “25% LOC”). This letter of credit would require coverage until March 31, 2021 unless extended or replaced as determined by the Department.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The parties completed all briefing for the petition for review on May 3, 2019 and the Court held oral argument on October 2, 2019. The Court has not yet issued a ruling.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The parties did not reach a resolution and on November 29, 2017, the CA Attorney General filed suit against Ashford University and the Company.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

On October 11, 2012, the Adolph-Laroche action was consolidated with the Martinez action and the case is now captioned In re Bridgepoint, Inc. Shareholder Derivative Action. A consolidated complaint was filed on December 18, 2012 and the defendants filed a motion to stay the case while the underlying securities class action is pending. The motion was granted by the Court on April 11, 2013. A status conference was held on October 10, 2013, during which the Court ordered the stay continued for the duration of discovery in the underlying securities class action, but permitted the plaintiff to receive copies of any discovery responses served in the underlying securities class action. The stay was lifted following the settlement of the underlying securities class action and all defendants filed demurrers on October 3, 2016, which were granted with leave to amend on October 6, 2017. On October 17, 2017, the plaintiff submitted a litigation demand to the Company's Board of Directors, which appointed a working group to evaluate the demand. The Board refused the demand and the Plaintiff filed a Second Amended Complaint on October 3, 2018. All defendants filed demurrers on December 21, 2018, which were granted by the Court on June 14, 2019. As a result, the Court entered a final order dismissing the case on July 8, 2019. The plaintiff subsequently filed a notice of appeal. Based on information available to the Company at present, it cannot reasonably estimate a range of loss and accordingly has not accrued any liability associated with this action.
Stein Securities Class Action
On March 8, 2019, a securities class action complaint (the “Stein Complaint”) was filed in the U.S. District Court for the Southern District of California by Shiva Stein naming the Company, Andrew Clark, Kevin Royal, and Joseph D’Amico as defendants (the “Defendants”). The Stein Complaint alleges that Defendants made false and materially misleading statements and failed to disclose material adverse facts regarding the Company's business, operations and prospects, specifically that the Company had applied an improper revenue recognition methodology to students enrolled in the FTG program. The Stein Complaint asserts a putative class period stemming from March 8, 2016 to March 7, 2019. The Stein Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiff Stein was appointed lead plaintiff by the Court and filed a substantially similar amended complaint on October 1, 2019.
The Company is evaluating the amended complaint and intends to vigorously defend against it. However, because of the many questions of fact and law that may arise, the outcome of the legal proceeding is uncertain at this point. Based on information available to the Company at present, the Company cannot reasonably estimate a range of loss and accordingly has not accrued any liability associated with this action.
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
16. Subsequent Events
On October 7, 2019, the Company announced that in connection with the potential change of ownership and conversion of Ashford University to a nonprofit California public benefit corporation, the Department has provided a response to the request for review made on July 15, 2019. For further information, refer to Note 14, “Regulatory - U.S. Department of Education Abbreviated Preacquisition Review Letter” to the condensed consolidated financial statements.
In October 2019, the Company approved and executed upon a plan of restructuring, which includes the elimination of approximately 300 current positions as well as other cost-saving measures. The Company expects to record a restructuring charge of approximately $11.0 million in the fourth quarter of 2019, consisting of one-time termination benefits for employee severance, benefits and related costs.  This charge is expected to result in equivalent cash expenditures paid out over the next 12 months.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements may include, among others, statements regarding future events, future financial and operating results, strategies, expectations, the competitive environment, regulation and the availability of financial resources, including, without limitation, statements regarding:

•
our ability to either (a) successfully convert Ashford University to a nonprofit California public benefit corporation and for Ashford University to separate from the Company, including meeting all required conditions and obtaining all required approvals, or (b) consummate another strategic opportunity regarding Ashford University;

•	our ability to post and the impact of posting a letter of credit and meeting other conditions of the Department with respect to the potential conversion and separation of Ashford University;

•
our ability to comply with the extensive and continually evolving regulatory framework applicable to us and Ashford University, including Title IV of the Higher Education Act of 1965, as amended (“Higher Education Act”), and its implementing regulations, the gainful employment regulations, defense to repayment regulations, state authorization regulations, state laws and regulatory requirements, and accrediting agency requirements;

•	projections, predictions and expectations regarding our business, financial position, results of operations, liquidity and capital resources, and enrollment trends at Ashford University;

•	our anticipated seasonal fluctuations in enrollment and operating results;

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

•	the outcome of various lawsuits, claims and legal proceedings;

•	initiatives focused on student success, retention and academic quality;

•	expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations, planned capital expenditures and working capital requirements;

•	expectations regarding capital expenditures;

•	our ability to remediate control deficiencies in our disclosure controls and procedures;

•	the impact of accounting standards on our financial statements;

•	the reasonableness and acceptance of our tax accruals;

•	management's goals and objectives; and

•	other similar matters that are not historical facts.
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
Overview
Zovio Inc is an education technology services company that partners with higher education institutions and employers to deliver innovative, personalized solutions to help learners and leaders achieve their aspirations. We were formerly known as Bridgepoint Education, Inc. Our wholly-owned subsidiary, Ashford University® is a regionally accredited academic institution, which delivers programs primarily online. Ashford University offers associate’s, bachelor’s, master’s and doctoral programs primarily online. As of September 30, 2019, Ashford University offered approximately 1,220 courses and approximately 90 degree programs.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated Statement of Income Data:
Revenue	$104,251	$112,846	$321,510	$348,660
Operating income (loss)	$(7,849)	$879	$(35,373)	$9,605

Consolidated Other Data:
Period-end enrollment (1)	36,349	39,584	36,349	39,584

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
Key enrollment trends
Enrollment at Ashford University decreased 8.2% to 36,349 students at September 30, 2019 as compared to 39,584 students at September 30, 2018. Enrollment decreased by 4.7% since the end of the preceding fiscal year, from 38,153 students at December 31, 2018 to 36,349 students at September 30, 2019.
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
We continue to focus our efforts on first stabilizing and then restarting enrollment growth. We are also making investments in the workflow along the student lifecycle to better support our incoming and current students. One area in which we are experiencing positive enrollment trends is within the Education Partnerships programs with various employers. These programs include the Corporate Full Tuition Grant (“FTG”) program, which provides companies with the opportunity to offer their employees a way to pursue and complete a college degree without incurring any student debt. Enrollments in the Education Partnerships programs account for approximately 30% of our total enrollment as of September 30, 2019. Revenue derived from Education Partnerships is cash pay, and is therefore not considered federal student aid for purposes of calculations under the 90/10 rule.
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
In October 2019, the Company approved and executed upon a plan of restructuring, which includes the elimination of approximately 300 current positions as well as other cost-saving measures. The Company expects to record a restructuring charge of approximately $11.0 million in the fourth quarter of 2019, consisting of one-time termination benefits for employee severance, benefits and related costs. This charge is expected to result in equivalent cash expenditures paid out over the next 12 months. This restructuring plan is anticipated to reduce expenses by approximately $51 million in 2020.
Proposed conversion transaction
Ashford University submitted a change in control and legal status application (the “Change of Control Application”) to the Western Association of Schools and Colleges Senior College and University Commission (“WSCUC”) seeking approval to convert to a nonprofit California public benefit corporation, and separate from the Company (the “Conversion Transaction”).
On July 12, 2019, WSCUC notified Ashford University that it had approved the Change of Control Application for the Conversion Transaction. The approval is subject to certain conditions which must be met prior to the close of the Conversion Transaction, including divestiture of financial and ownership interest in the Company by all Ashford University officers and related parties and submission of a revised services agreement with respect to the Conversion Transaction, including the incorporation of key performance indicators into that agreement. WSCUC is also requiring a post-implementation site visit of Ashford University within six months of the close of the Conversion Transaction. As part of the Conversion Transaction, Ashford University would become an independent, self-governed, nonprofit institution. Following the Conversion Transaction, the Company plans to operate as an education technology services company that will provide certain services to Ashford University and potentially, in the future, to other customers. On the same date, WSCUC also notified Ashford University that it had reaffirmed its accreditation for six years.
On October 7, 2019, the Company announced that in connection with the Conversion Transaction, the Department has provided a response (the “Abbreviated Preacquisition Review Letter”) to the request for review made on July 15, 2019. The request for an abbreviated preacquisition review was made in accordance with Department procedures pursuant to which the Department provides information about conditions it intends to impose in connection with the continued participation in federal Title IV student financial aid programs by the applicant following a change in ownership.
In the Abbreviated Preacquisition Review Letter, along with other conditions, the Department indicated that it would require the posting of an irrevocable letter of credit with the Department within ten days of the Conversion Transaction for approximately $103 million, representing the Department’s determination of 25% of the Title IV funding in fiscal year 2018 (the “25% LOC”). This letter of credit would require coverage until March 31, 2021 unless extended or replaced as determined by the Department.
The Company is considering various financial and insurance instruments that will allow the Company’s cash on the balance sheet to remain unrestricted. Once finalized, we may continue to pursue the Conversion Transaction with Ashford University. We are also exploring other strategic opportunities regarding Ashford University, including the possible sale of the university to another institution where we would enter into an education technology services agreement with the acquirer. Such an arrangement may likely not require the posting of the 25% LOC with the Department. It may also likely not require the Company to make a substantial cash contribution to Ashford University which is currently contemplated by the Conversion Transaction.
Acquisition of Fullstack Academy
On April 1, 2019, we acquired Fullstack Academy, Inc. (“Fullstack”), a Delaware corporation, pursuant to an Agreement and Plan of Reorganization entered into by the parties on March 12, 2019 (the “Fullstack Acquisition”). Following the Fullstack Acquisition, Fullstack became a wholly-owned subsidiary of the Company.
For information refer to Note 3, “Business Combinations” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Acquisition of TutorMe
On April 3, 2019, we acquired TutorMe.com, Inc., a California corporation (“TutorMe”) pursuant to an Agreement and Plan of Reorganization entered into by the parties on April 3, 2019 (“TutorMe Acquisition”). TutorMe is an online education platform that provides on-demand tutoring and online courses. Following the TutorMe Acquisition, TutorMe became a wholly-owned subsidiary of the Company.
For information refer to Note 3, “Business Combinations” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Valuation allowance
We recognize deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, we evaluate factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss. The cumulative loss incurred over the three-year period ended September 30, 2019 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. Such objective evidence limited our ability to consider in our evaluation other subjective evidence such as our projections for future growth. On the basis of our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against our deferred tax assets should continue to be maintained as of September 30, 2019.

Recent Regulatory Developments
Negotiated Rulemaking
On July 31, 2018, the Department published a notice in the Federal Register announcing its intention to establish a negotiated rulemaking committee (the “Rulemaking Committee”) to prepare proposed regulations for the Federal Student Aid programs authorized under Title IV of the Higher Education Act of 1965, as amended. In September 2018, interested parties commented at three public hearings on the topics suggested by the Department in the notice, and suggested additional topics for consideration for action by the Rulemaking Committee.
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
For additional information regarding state authorization, see the “State Authorization for Distance Education Rules” section below. For information regarding additional negotiated rulemaking, see also the “Gainful Employment” and “Defense to Repayment” sections below.
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
Institutions that have early implemented the rescission of the gainful employment rule are not required to report gainful employment data to the National Student Loan Data System (“NSLDS”). Additionally, those institutions that have early implemented are not required to include the disclosure template, or a link thereto, in their gainful employment program promotional materials and directly distribute the disclosure template to prospective students. Institutions that have early implemented are no longer required to post the gainful employment disclosure template and may remove the template and any other gainful employment disclosures from their web pages. Finally, an institution that has early implemented is not required to comply with the certification requirements for gainful employment programs.
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
On March 15, 2019, the Department issued guidance for the implementation of parts of the regulations. The guidance covers an institution's responsibility in regard to reporting mandatory and discretionary triggers as part of the financial responsibility standards, class action bans and pre-dispute arbitration agreements, submission of arbitral and judicial records, and repayment rates. We will continue to monitor guidance on or changes to these 2016 regulations that are currently in effect subject to the early implementation of the 2019 regulations described below.
On August 30, 2019, the Department finalized the regulations derived from the 2017-2018 negotiated rulemaking process and subsequent public comments. This version of the borrower defense regulations applies to all federal student loans made on or after July 1, 2020, and, among other things: grants borrowers the right to assert borrower defense to repayment claims against institutions, regardless of whether the loan is in default or in collection proceedings; allows borrowers to file defense to repayment claims three years from either the student's date of graduation or withdrawal from the institution; and gives students the ability to allege a specific amount of financial harm and to obtain relief in an amount determined by the Department, which may be greater or lesser than their original claim amount. It also includes financial triggers and other factors for recalculating an institution's financial responsibility composite score that differ from those in the 2016 regulations.
The regulations will take effect July 1, 2020; however, the regulations relating to financial responsibility will be available for early implementation. We are currently considering the costs and benefits of the early implementation option.
State Authorization for Distance Education Rules
On December 19, 2016, the Department of Education published regulations related to state authorization of distance education effective July 1, 2018. On July 3, 2018, the Department published a notice delaying the effective date of the regulations until July 1, 2020, and proceeded to develop alternative regulations through consensus language which was achieved during a 2019 negotiated rulemaking process. However, the National Education Association and others filed a legal challenge to the delay in the United States District Court, Northern District of California, asking that the 2016 state authorization regulations be allowed to go into effect. On April 26, 2019, the Court vacated the Department’s delay of the 2016 state authorization regulations and reinstated the regulations effective May 26, 2019. Although the Department has stated that it intends to publish the alternative regulations for early implementation as soon as possible, we are currently evaluating the impact of the 2016 state authorization regulations and may incur additional costs and regulatory burdens and risks during the interim period.

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
The most recent official three-year cohort default rates for Ashford University for the 2016, 2015 and 2014 federal fiscal years were 13.7%, 13.5% and 14.9%, respectively.
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
There were no other material changes to these critical accounting policies and estimates during the nine months ended September 30, 2019.

Results of Operations
The following table sets forth our condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	49.2	48.8	49.2	47.6
Admissions advisory and marketing	39.1	37.1	41.9	37.3
General and administrative	16.7	12.2	17.4	11.2
Legal settlement expense	—	—	—	0.0
Restructuring and impairment expense	2.4	1.1	2.5	1.1
Total costs and expenses	107.4	99.2	111.0	97.2
Operating income (loss)	(7.4)	0.8	(11.0)	2.8
Other income, net	0.1	0.3	0.3	0.3
Income (loss) before income taxes	(7.3)	1.1	(10.7)	3.1
Income tax benefit	(0.1)	(0.4)	(0.8)	(2.1)
Net income (loss)	(7.2)%	1.5%	(9.9)%	5.2%
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Revenue. Our revenue for the three months ended September 30, 2019 and 2018, was $104.3 million and $112.8 million, respectively, representing a decrease of $8.5 million, or 7.6%. The decrease between periods was primarily due to a decrease of 6.4% in average weekly enrollment from 39,107 students for the three month period ended September 30, 2018 to 36,590 students for the three month period ended September 30, 2019. As a result of the decrease in enrollments, tuition revenue decreased by approximately $5.7 million. The decrease in revenue between periods was also due to higher scholarships for the period, an increase of $5.5 million. The overall revenue decrease was partially offset by net revenue from subsidiaries of $3.6 million, as well as an increase in net revenue generated from course digital materials of approximately $1.2 million, and a tuition increase, effective as of January 1, 2019.
Instructional costs and services. Our instructional costs and services for the three months ended September 30, 2019 and 2018, were $51.4 million and $55.1 million, respectively, representing a decrease of $3.7 million, or 6.7%. Specific decreases between periods primarily include bad debt of $4.5 million and corporate support services of $2.0 million, partially offset by an increase in direct compensation of $1.0 million, instructional supplies of $0.9 million, and other subsidiary costs of $0.8 million. Instructional costs and services, as a percentage of revenue, for the three months ended September 30, 2019 and 2018, were 49.2% and 48.8%, respectively, representing an increase of 0.4%. This increase primarily included increases in direct compensation of 2.4%, instructional supplies of 0.9%, and other subsidiary costs of 0.8%, partially offset by a decrease in bad debt of 3.8%. As a percentage of revenue, bad debt expense was 2.9% for the three months ended September 30, 2019, compared to 6.6% for three months ended September 30, 2018.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the three months ended September 30, 2019 and 2018, were $40.8 million and $41.9 million, respectively, representing a decrease of $1.1 million, or 2.5%. Specific factors contributing to the overall decrease between periods were decreases in advertising costs of $2.4 million, compensation of $1.5 million, and transaction costs of $0.3 million. These decreases were partially offset by increases in corporate support services of $1.8 million and other subsidiary costs of $1.4 million. Admissions advisory and marketing, as a percentage of revenue, for the three months ended September 30, 2019 and 2018, were 39.1% and 37.1%, respectively, representing an increase of 2.0%. This increase primarily included increases in corporate support services of 1.6% and other subsidiary costs of 1.3%, partially offset by decreases in advertising costs of 0.9% and compensation of 0.3%.

General and administrative. Our general and administrative expenses for the three months ended September 30, 2019 and 2018, were $17.4 million and $13.7 million, respectively, representing an increase of $3.7 million, or 26.6%. The increase between periods was primarily due to increases in administrative compensation of $3.9 million and professional fees of $0.8 million, partially offset by a decrease in transaction costs of $1.2 million. General and administrative expenses, as a percentage of revenue, for the three months ended September 30, 2019 and 2018, were 16.7% and 12.2%, respectively, representing an increase of 4.5%. This increase was primarily due to increases in administrative compensation of 4.4%, and professional fees of 1.0%, partially offset by a decrease in transaction costs of 1.0%.
Restructuring and impairment charges. We recorded a charge of approximately $2.5 million to restructuring and impairment for the three months ended September 30, 2019, comprised primarily of severance costs resulting from a previous reduction in force, and costs associated with the Company relocating its headquarters from San Diego, California to Chandler, Arizona. For the three months ended September 30, 2018, we recorded a charge of $1.2 million to restructuring and impairment, comprised primarily of revised estimates of lease charges as well as severance costs resulting from a reduction in force.
Other income, net. Our other income, net, was approximately $0.1 million for the three months ended September 30, 2019 and approximately $0.4 million for the three months ended September 30, 2018. The decrease between periods was primarily due to decreased interest income on average cash balances.
Income tax benefit. We recognized an income tax benefit of $0.1 million and $0.4 million, for the three months ended September 30, 2019 and 2018, respectively, at effective tax rates of 1.9% and (33.3)%, respectively.
Net income (loss). Our net loss was $7.6 million for the three months ended September 30, 2019, compared to net income of $1.7 million for the three months ended September 30, 2018, a $9.3 million decrease in net income as a result of the factors discussed above.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Revenue. Our revenue for the nine months ended September 30, 2019 and 2018, was $321.5 million and $348.7 million, respectively, representing a decrease of $27.2 million, or 7.8%. The decrease between periods was primarily due to a decrease of 6.5% in average weekly enrollment from 40,420 students for the nine month period ended September 30, 2018 to 37,794 students for the nine month period ended September 30, 2019. As a result of the decrease in enrollments, tuition revenue decreased by approximately $14.0 million. The decrease in revenue between periods was also due to higher scholarships for the period, an increase of $18.8 million. The overall revenue decrease was partially offset by net revenue from subsidiaries of $6.2 million, a tuition increase, effective as of January 1, 2019, as well as an increase in net revenue generated from course digital materials of approximately $0.4 million.
Instructional costs and services. Our instructional costs and services for the nine months ended September 30, 2019 and 2018, were $158.4 million and $166.1 million, respectively, representing a decrease of $7.7 million, or 4.6%. In addition to the decline in enrollment, specific decreases between periods include bad debt of $8.8 million, corporate support services of $3.0 million, and instructor fees of $0.9 million. These decreases were partially offset by increases in instructional supplies of $2.7 million and other subsidiary costs of $1.9 million. Instructional costs and services, as a percentage of revenue, for the nine months ended September 30, 2019 and 2018, were 49.2% and 47.6%, respectively, representing an increase of 1.6%. This increase primarily included increases in direct compensation costs of 1.3%, instructional supplies of 0.9%, other subsidiary costs of 0.6%, information technology costs of 0.6%, and facilities costs of 0.4%. These increases were partially offset by a decrease in bad debt of 2.3%. As a percentage of revenue, bad debt expense was 3.3% for the nine months ended September 30, 2019, compared to 5.5% for the nine months ended September 30, 2018.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the nine months ended September 30, 2019 and 2018, were $134.7 million and $130.0 million, respectively, representing an increase of $4.7 million, or 3.7%. Specific factors contributing to the overall increase between periods include increases in corporate support services of $3.2 million, other subsidiary costs of $2.8 million, consulting and professional fees of $1.3 million, advertising costs of $0.8 million, and license fees of $0.3 million. These increases were partially offset by decreases in compensation costs of $4.1 million. Our admissions advisory and marketing expenses, as a percentage of revenue, for the nine months ended September 30, 2019 and 2018, were 41.9% and 37.3%, respectively, representing an increase of 4.6%. This increase primarily included increases in advertising costs of 1.7%, other subsidiary costs of 0.9%, corporate support services of 0.8%, consulting and professional fees of 0.5%, license fees of 0.2%, and facilities costs of 0.2%.

General and administrative. Our general and administrative expenses for the nine months ended September 30, 2019 and 2018, were $55.8 million and $39.0 million, respectively, representing an increase of $16.8 million, or 43.1%. The increase between periods was primarily due to increases in administrative compensation of $9.1 million, acquisition costs of $6.7 million, and consulting and professional fees of $1.3 million, partially offset by decreases in corporate support services of $0.2 million. Our general and administrative expenses, as a percentage of revenue, for the nine months ended September 30, 2019 and 2018, were 17.4% and 11.2%, respectively, representing an increase of 6.2%. This increase was primarily due to increases in administrative compensation of 3.5%, acquisition costs of 2.1%, and other administrative costs of 0.7%.
Legal settlement expense. For the nine months ended September 30, 2019, there were no legal settlement expenses. There were $0.1 million of legal settlement expenses for the nine months ended September 30, 2018.
Restructuring and impairment charges. We recognized $7.9 million of restructuring and impairment charges for the nine months ended September 30, 2019, comprised primarily of severance costs resulting from a reduction in force, as well as revised estimates of lease charges, and costs associated with the Company relocating its headquarters from San Diego, California to Chandler, Arizona. For the nine months ended September 30, 2018, we recognized $3.8 million of restructuring and impairment charges, comprised primarily of revised estimates of lease charges as well as severance costs resulting from a reduction in force.
Other income, net. Our other income, net, was $1.0 million for the nine months ended September 30, 2019, as compared to $0.9 million for the nine months ended September 30, 2018, representing an increase of $0.1 million. The increase between periods was primarily due to increased interest income on average cash balances.
Income tax benefit. We recognized an income tax benefit of $2.5 million and $7.5 million for the nine months ended September 30, 2019 and 2018, respectively, at effective tax rates of 7.4% and (71.8)%, respectively.
Net income (loss). Our net loss was $31.8 million for the nine months ended September 30, 2019 compared to net income of $18.1 million for the nine months ended September 30, 2018, representing a $49.9 million decrease as a result of the factors discussed above.
Liquidity and Capital Resources
We finance our operating activities and capital expenditures primarily through cash on hand. At September 30, 2019 and December 31, 2018, our cash and cash equivalents were $79.1 million and $166.3 million, respectively. At September 30, 2019 and December 31, 2018, we had total restricted cash of $25.7 million and $24.3 million. The balances at September 30, 2019 and December 31, 2018 had investments of $2.4 million and $2.1 million, respectively. At September 30, 2019, we had no long-term debt.
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
There was a slight increase in the fair value of our investments at September 30, 2019 as compared to December 31, 2018. We believe that any fluctuations we have recently experienced are temporary in nature and that while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
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
Operating activities
Net cash used in operating activities was $38.2 million for the nine months ended September 30, 2019, compared to net cash used in operating activities of $10.7 million for the nine months ended September 30, 2018, an overall increase between periods in net cash used in operating activities of $27.6 million. This increase in cash used in operating activities is primarily attributable to the $49.8 million decrease in net income between periods. The decrease in net income is partially offset by the net changes in operating assets and liabilities, including a $13.6 million smaller decrease in accounts payable and accrued liabilities balances and an $11.9 million smaller decrease in the accounts receivable balances, in current year versus prior year, due to changes in enrollment.
Investing activities
Net cash used in investing activities was $46.8 million for the nine months ended September 30, 2019, compared to net cash used in investing activities of $2.5 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we paid net cash for acquisitions of $19.3 million, whereas there were no acquisitions in the prior year. Capital expenditures for the nine months ended September 30, 2019 were $27.0 million, compared to $1.7 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we capitalized costs for intangibles of $0.5 million, and purchases of investments of approximately $0.1 million. This is compared to capitalized costs for intangibles of $0.7 million, purchases of investments of $1.1 million, and sales of investments of $1.0 million for the nine months ended September 30, 2018. We expect our capital expenditures to be approximately $33.0 million for the year ending December 31, 2019.
Financing activities
Net cash used in financing activities was $0.7 million for the nine months ended September 30, 2019, compared to net cash used in financing activities of $3.9 million for the nine months ended September 30, 2018. During each of the nine months ended September 30, 2019 and 2018, net cash used included tax withholdings related to the issuance of restricted stock units vesting, proceeds from the issuance of stock under employee stock purchase plan, and cash provided by stock option exercises. During the nine months ended September 30, 2018, there was also tax withholdings related to net issuance of stock options and a repurchase of common stock.
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

Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of September 30, 2019, our total available surety bond facility was $8.5 million, and the surety had issued bonds totaling $8.1 million on our behalf under such facility.
Significant Contractual Obligations
The following table sets forth, as of September 30, 2019, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
(In thousands)	Total	2019	2020	2021	2022	2023	Thereafter
Operating lease obligations	$44,364	$3,874	$9,891	$6,394	$3,820	$2,721	$17,664
Other contractual obligations	47,926	5,774	15,205	9,074	7,319	5,554	5,000
Uncertain tax positions	679	—	679	—	—	—	—
Total	$92,969	$9,648	$25,775	$15,468	$11,139	$8,275	$22,664
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of September 30, 2019, we had no outstanding borrowings.
Our future investment income may fall short of expectations due to changes in interest rates. At September 30, 2019, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2019.
Material weaknesses in internal control over financial reporting
Management has concluded that there were matters that constituted material weaknesses in our internal control over financial reporting. These material weaknesses relate to (i) control design in the accounting of the student contracts for the FTG program whereby revenue was misstated due to allowances that had not been properly determined and contained computational errors, which also resulted in misstatements in accounts receivable and its provision for bad debts and deferred revenue and student deposits; and (ii) operating effectiveness of review controls in the determination of the accounting for nonrecurring transactions and new accounting standards. Specifically, our controls were not effective as management misapplied accounting guidance and did not arrive at the proper accounting conclusions, resulting in misstatement of restricted cash and other long-term assets as of September 30, 2018 related to a long-term letter of credit issued as collateral for the build-to-suit lease; and management incorrectly applied ASC 606 upon adoption on January 1, 2018 as it relates to the FTG program, specifically the period of time for which to recognize revenue in the fiscal year 2018 related to FTG students that become inactive. These material weaknesses resulted in the restatement of the Company’s financial statements. Accordingly, management has determined that the Company's internal control over financial reporting was not effective as of September 30, 2019 due to material weaknesses.
Management's Remediation Efforts
We are committed to remediating the material weaknesses by implementing changes to our internal control over financial reporting. Our Principal Financial Officer is responsible for implementing changes and improvements in internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.
Throughout the first three quarters of 2019, we have implemented measures to remediate the underlying causes of the control deficiencies. These measures include (i) improving the internal communication procedures between operations and accounting personnel; (ii) enhancing our controls over the FTG accounting models, including more detailed steps to evaluate and revise critical assumptions and estimates to be more precise; (iii) implementing enhanced analytical controls to compensate for the manual processes; (iv) technical accounting training for key financial management; and (v) engaging external consultants, as needed, to provide support related to more complex applications of GAAP related to nonrecurring transactions and new accounting standards.
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
Changes in Internal Control Over Financial Reporting
We continually assess the adequacy of our internal control over financial reporting and make improvements as deemed appropriate. As discussed above, during the three months ended September 30, 2019, management implemented certain remediation measures to improve our internal control over financial reporting and to remediate the previously identified material weaknesses.
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
Aside from the above, there were no changes in internal control over financial reporting, during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our financial results may suffer if we fail to successfully implement our restructuring plans and/or cost reduction initiatives aimed at right-sizing our operations to match revenue streams.
We have described elsewhere in this Form 10-Q our planned reduction in force which is intended to strengthen our business by right-sizing our operations to match revenue streams. We also described various restructuring charges related to this plan. If we fail to complete our restructuring plans timely and successfully, or if we fail to achieve the intended cost savings, our financial condition, results of operations and cash flows may be further impacted. This plan also may have an adverse impact upon the morale or motivation of our employees and may result in further distractions to our management. In addition, management will continue to evaluate our cost structure, and additional restructuring plans may be needed. Any cost-saving measures could impact employee retention. In addition, we cannot be sure that the cost reduction will be successful in reducing our overall expenses as we expect or that additional costs, or reduced revenue, will not offset any such reductions. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our results of operations may be adversely affected.
As we transition to become an education technology services company, the separation of Ashford University, either by sale to another university or via the Conversion Transaction, may not be completed on the terms or timeline currently contemplated and failure to complete, or any delay of, the separation of Ashford University from Zovio Inc may negatively impact our planned business, financial condition or results of operations.
We are planning the separation of Ashford University from Zovio Inc by either a sale to another university or the Conversion Transaction, either of which may be subject to a number of conditions including, among other things, regulatory approval. There can be no assurance that a sale of the university will be on what investors may consider to be reasonable terms or that the conditions to the completion of the Conversion Transaction will be satisfied, or that the separation will be completed on the terms or timeline currently contemplated, if at all. Other unanticipated developments could further delay, prevent or otherwise adversely affect the separation of the university, including disruptions in the capital and other financial markets, among other things. If the separation of the university is not completed or is delayed, we will be subject to several risks, including but not limited to:

•
a failure to complete the separation and transition or a delay in such events could result in a negative perception by the market of the Company generally and a resulting decline in the market price of our common stock;

•	the Company and Ashford University may experience negative reactions from its employees and business partners; and

•
there may be substantial disruption to our business and a distraction of our management team and employees from day-to-day operations, because matters related to the separation and transition have required substantial commitments of time and financial and other resources, which could otherwise have been devoted to other opportunities that might have been beneficial.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
None.
Item 5.  Other Information.
Costs Associated with Exit or Disposal Activities.
Following a review of the operations and cost structure of the Company, on October 29, 2019, the Company’s management committed to a plan to reduce operating expenses and conserve cash resources (the “Restructuring Plan”). The Restructuring Plan will result in a reduction in force of approximately 300 of our approximate 1,900 current full-time employees across the Company. The Restructuring Plan is expected to be substantially completed by December 31, 2019.
The Company plans to offer severance benefits to the affected employees, including cash severance payments and outplacement services.  Each affected employee’s eligibility for the severance benefits is contingent upon such employee’s execution of a general release of claims against the Company.
The Company currently expects to record a restructuring charge of approximately $11.0 million in the fourth quarter of 2019 as a result of the Restructuring Plan, consisting of one-time termination benefits for employee severance, benefits and related costs, all of which are expected to result in cash expenditures and substantially all of which will be paid out over the next 12 months.
This Item 5 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations, and may relate to, among other things, statements regarding the Company’s current expectations and beliefs as to the timing and scope of the reduction in force plan and the amount and timing of the related costs. These forward-looking statements speak only as of the date they are made, and the Company does not undertake any obligation to revise or update such statements to reflect future events or circumstances, except as required by law.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on October 30, 2019, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (Loss); (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOVIO INC

October 30, 2019	/s/ KEVIN ROYAL
Kevin Royal Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)