Form 10-K
period 2019-12-31
Zovio Inc
filed 2020-02-20
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ______
Commission File Number: 001-34272
________________________________
ZOVIO INC
(Exact name of registrant as specified in its charter)
____________________________

Delaware (State or other jurisdiction of incorporation or organization)	59-3551629 (I.R.S. Employer Identification No.)
1811 E. Northrop Blvd Chandler, AZ (Address of principal executive offices)	85286 (Zip Code)

(858) 668-2586
(Registrant's telephone number, including area code)
_____________________________

None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock $0.01 par value	ZVO	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant’s second fiscal quarter, was approximately $72.3 million, based on the closing price of the registrant’s common stock as reported on such date by The Nasdaq Stock Market LLC. Shares of common stock held by officers, directors and holders of 5% or more of the outstanding common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 14, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 30,326,538, net of treasury shares.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

ZOVIO INC
FORM 10-K

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are contained principally in Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” but appear throughout this annual report. Such forward-looking statements may include, among others, statements regarding future events, the future financial and operating results of Zovio Inc (“Zovio,” the “Company,” “we,” “us” or “our”), strategies, expectations, the competitive environment, regulation and the availability of financial resources, including, without limitation, statements regarding:
•our ability to either (i) successfully convert Ashford University® (“Ashford”) to a nonprofit California public benefit corporation and for Ashford to separate from the Company, including meeting all required conditions and obtaining all required approvals, or (ii) consummate another strategic opportunity regarding Ashford;
•our ability to post, and the impact of posting, a letter of credit and meeting other conditions of the U.S. Department of Education (the “Department”) with respect to the potential conversion and separation of Ashford;
•our ability to comply with the extensive and continually evolving regulatory framework applicable to us and Ashford, including but not limited to Title IV of the Higher Education Act of 1965, as amended (“Higher Education Act”), and its implementing regulations, the gainful employment regulations, defense to repayment regulations, state authorization regulations, state laws and regulatory requirements, and accrediting agency requirements;
•our anticipated seasonal fluctuations in enrollment and operating results;
•our ability to obtain continued approval of Ashford’s programs for GI Bill benefits through the Iowa State Approving Agency (“ISAA”), the Arizona State Approving Agency (“ASAA”), or the California State Approving Agency for Veteran's Education (“CSAAVE”), and to prevent any disruption of educational benefits to Ashford’s veteran students;
•the ability of Ashford to continue participating in the U.S. Department of Defense Tuition Assistance Program for active duty military personnel and to prevent any disruption of educational benefits to Ashford’s active duty military students;
•the outcome of various lawsuits, claims and legal proceedings;
•initiatives focused on student success, retention and academic quality;
•expectations regarding the adequacy of our cash and cash equivalents and other sources of liquidity for ongoing operations, planned capital expenditures and working capital requirements;
•expectations regarding capital expenditures;
•our ability to remediate control deficiencies in our disclosure controls and procedures;
•the impact of accounting standards on our financial statements;
•the reasonableness and acceptance of our tax accruals;
•management's goals and objectives; and
•other similar matters that are not historical facts.
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
•the inability of Ashford to comply with the additional reporting and disclosure obligations arising as a result of its operation as a California Bureau for Private Postsecondary Education (“California BPPE”) approved institution;
•the imposition of fines or other corrective measures against Ashford or our other subsidiaries;
•adverse regulatory changes affecting our industry;
•our failure to comply with the extensive and continually evolving regulatory framework applicable to our industry, including but not limited to Title IV of the Higher Education Act and its implementing regulations, the gainful employment rules and regulations, the “defense to repayment” regulations, state laws and regulatory requirements, and accrediting agency requirements;
•our inability to continue to recruit and retain students;
•our inability to continue to provide Tuition Assistance benefits to our active duty military students;
•our inability to continue to provide GI Bill benefits to our veteran students;
•Ashford's competition in the postsecondary education market and its potential impact on our market share, recruiting costs and tuition rates;
•reputational and other risks related to potential compliance audits, regulatory actions, negative publicity or service disruptions;
•our inability to develop new programs or expand existing programs in a timely and cost-effective manner;
•economic or other developments potentially impacting demand in Ashford's core disciplines or the availability or cost of Title IV or other funding;
•the preceding and other factors discussed in Item 1A, “Risk Factors,” and in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time; and
•the factors set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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

PART I

Item 1. Business.
BUSINESS
Overview
Zovio Inc is an education technology services company that partners with higher education institutions and employers to deliver innovative, personalized solutions to help learners and leaders achieve their aspirations. One of our wholly owned subsidiaries, Ashford, is a regionally accredited academic institution, which delivers programs primarily online.
In March 2005, we acquired Ashford, whose mission is to provide high-quality, accessible, affordable, and innovative educational programs that meet the diverse needs of individuals pursuing advancement in their lives, professions, and communities. We believe Ashford is helping to define the modern college experience by providing the flexibility and effectiveness of online learning. The institution offers associate's, bachelor's, master's and doctoral degree programs primarily online. Ashford is comprised of five colleges: the Forbes School of Business and Technology™, the College of Education, the College of Health, Human Services and Science, the College of Liberal Arts and the College of Doctoral Studies. As of December 31, 2019, Ashford had a total of 34,722 students enrolled.
Ashford is committed to providing a high-quality educational experience to its students, and its online delivery models, weekly start dates, commitment to affordability and transferability of credits make its programs highly attractive and accessible. Ashford's online platform has been designed to deliver a quality educational experience while offering the flexibility and convenience that many students require, particularly working adults. Ashford has a comprehensive curriculum development process and employs qualified faculty members with significant academic and practitioner credentials. Ashford conducts ongoing faculty and student assessment processes and provides a broad array of student services. We are also focused on providing innovative technologies to enhance the student experience and support faculty and student engagement.
Ashford is accredited by WASC Senior College and University Commission (“WSCUC”). For additional information regarding accreditation, see “Regulation — Accreditation” below. Ashford maintains a website at www.ashford.edu, the contents of which are not incorporated by reference into, or in any way a part of, this report.
On April 1, 2019, we acquired Fullstack Academy, Inc, (“Fullstack”) and on April 3, 2019, we acquired TutorMe.com, Inc. (“TutorMe”), which became our wholly-owned subsidiaries. Fullstack is an innovative web development school offering immersive technology bootcamps, whereas TutorMe is an online education platform that provides 24/7 on-demand tutoring and online courses. The operating results of Fullstack and TutorMe have been included in the Company's consolidated statements of income (loss), subsequent to their respective acquisition dates. Although Fullstack and TutorMe are not yet material to our operations, both are contributors to the strategy of Zovio becoming a best-in-class education technology services company.
Enrollment
The following table summarizes period-end enrollment for Ashford as of each of the periods presented:

	December 31, 2019		December 31, 2018		December 31, 2017
Doctoral	816	2.4%	729	1.9%	841	2.1%
Master's	5,424	15.6%	5,804	15.2%	5,655	13.9%
Bachelor's	26,833	77.2%	29,604	77.6%	32,153	78.9%
Associate's	1,027	3.0%	1,323	3.5%	1,263	3.1%
Other*	622	1.8%	693	1.8%	818	2.0%
Total	34,722	100.0%	38,153	100.0%	40,730	100.0%
* Includes students who are taking one or more courses at Ashford but have not declared that they are pursuing a specific degree.
Ashford defines period-end enrollment as the number of active students on the last day of the financial reporting period. A student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided notice of withdrawal, or for new students who have completed their third week of attendance, and posted attendance in the fourth week.
As of December 31, 2019, approximately 69% of Ashford's students were female, 54% identified themselves as minorities and the average age was 35. Ashford has online students throughout the United States and students in 22 different countries.

Graduation
As of December 31, 2019, approximately 129,000 students have graduated from Ashford. The total number of credits required to obtain a degree for online programs varies based on the type of degree: an associate's degree requires a minimum of 64 credits; a bachelor's degree requires a minimum of 120 credits; a master's degree requires a minimum of 30 credits; and a doctoral degree requires a minimum of 59 credits.
Many students have previously completed some postsecondary education and have credits they would like to transfer to a new degree program. We believe students should receive credit for their prior work and Ashford works closely with its accrediting agency to obtain the right to accept transfer credits.
Tuition and Fees
The price of Ashford's courses varies based upon the number of credits per course (with most courses representing three credits), the degree level of the program and the discipline. Refer to the academic catalog for the relative price per credit for undergraduate and graduate courses.
Revenue realized from tuition is reduced by the amount of scholarships awarded to students. For the years ended December 31, 2019, 2018 and 2017, we recorded $144.5 million, $119.1 million and $103.8 million, respectively, for institutional scholarships awarded to students.
Student Financing
Students finance their education at Ashford through a combination of the various financing options:
Title IV programs
If a student attends any institution certified as Title IV eligible by the Department and meets applicable student eligibility standards, that student may receive grants, loans, or both grants and loans to help fund their education under programs authorized by Title IV of the Higher Education Act (“Title IV”). An institution participating in federal student financial aid programs authorized by Title IV (“Title IV programs”) must ensure that all program funds are accounted for and disbursed properly. To continue receiving program funds, students must demonstrate satisfactory academic progress toward the completion of their program of study.
During the fiscal year ended December 31, 2019, Ashford derived 72.4% of its cash revenues from Title IV program funds.
Federal Direct Loans
The Federal Direct Loan Program (the “Direct Loan Program”) consists of two types of loans: Stafford loans, which are either subsidized or unsubsidized, and PLUS loans, which are made available to graduate and professional students, as well as parents of dependent undergraduate students. For a Direct Subsidized Loan, the federal government pays the interest on the loan while the student is in school and during grace periods and any approved periods of deferment, until the student's obligation to repay the loan begins. Direct Unsubsidized Loans are not based on financial need and are available to students who do not qualify for a Direct Subsidized Loan, or in some cases, in addition to a Direct Subsidized Loan. Loan funds are paid to Ashford, which in turn credits the student's account for tuition and fees and disburse any requested amounts in excess of tuition and fees to the student.
Interest rates are established each year for Direct Subsidized Loans, Direct Unsubsidized Loans, and PLUS loans for which the first disbursement is on or after July 1 of that year through the following June 30. The interest rate, once established, will be fixed and apply for the life of the loan. With respect to loans for which the first disbursement was on or after July 1, 2019 but before July 1, 2020, the interest rates are (i) 4.5% for Direct Subsidized Loans and Direct Unsubsidized Loans for undergraduate students, (ii) 6.1% for Direct Unsubsidized Loans for graduate/professional students and (iii) 7.1% for Direct PLUS loans.
Federal Pell Grant Program
Under the Federal Pell Grant Program, the Department makes grants to undergraduate students who demonstrate financial need. Beginning with the 2012-2013 award year, a student's eligibility to receive a Pell Grant was reduced from 18 semesters (or its equivalent) to 12 semesters (or its equivalent). The funding for Labor, Health and Human Services, and Education appropriations is part of the Consolidated Appropriations Act, 2014, which is subject to change annually. The maximum funding amount for Pell Grant award year 2019-2020 increased to $6,195.

Non-Title IV funding sources
Other funding sources consist primarily of payments made in cash by individuals, private loans from third parties, reimbursement from corporate affiliates and government tuition assistance programs for military personnel, including veterans. During the fiscal year ended December 31, 2019, Ashford derived 27.6% of its cash revenues from these other funding sources.
Financial aid processing
Ashford has dedicated staff that provide call center and transactional processing services for the online financial aid student populations, including services related to disbursement eligibility review and Title IV fund returns. We believe this improves student financing outcomes and enhances efforts to comply with Title IV rules and regulations.
Curricula and Scheduling
Ashford is committed to providing their students with a rigorous and rewarding academic experience that gives them the knowledge and experience necessary to be contributors, educators and leaders in their chosen professions. Ashford seeks to maintain a high level of quality in curriculum, faculty and student support services, all of which contribute to the overall student experience. The curricula are reviewed periodically to ensure that content is refined and updated as necessary. Ashford provides extensive student support services, including academic, administrative and technology support, to help maximize the success of its students. Additionally, Ashford monitors the success of the educational delivery processes through periodic faculty and student assessments. Ashford believes their commitment to quality is evident in the satisfaction and demonstrated proficiency of their students, which is measured at the completion of every course.
As of December 31, 2019, Ashford offered approximately 1,210 courses and approximately 90 degree programs through its five various colleges. Ashford's online courses are offered with weekly start dates throughout the year, except for two weeks total in late December and early January. Courses typically run five to six weeks and all courses are offered in an asynchronous format so students can complete their coursework as their schedule permits. Online students typically enroll in one course at a time. This focused approach to learning allows the student to engage fully in each course. Doctoral students are required to participate in periodic seminars and to compose and defend a dissertation on an approved topic.
Program Development
Ashford designs its academic offerings to meet the needs of a broad cross-section of prospective students. In addition to adding programs in high-demand disciplines, Ashford enhances its programs through the addition of specializations. Specialization areas are comprised of a select number of courses within an existing program that supplement that program's required courses. Specializations are used to create an offering that is tailored to the specific objectives of a student population and, therefore, is more attractive to potential students interested in a particular program. We believe the addition of specializations represents a cost-effective way to both expand our market and further enhance the differentiation of programs in that market. Ashford continues to place increased emphasis on the growth of our graduate student population through master and doctoral level programs that represent those subjects and disciplines most in demand by our student population. This is consistent with Ashford's commitment to a quality academic offering, and to pursue increased graduate student enrollments because we believe graduate students represent an attractive segment of the market.
Ashford seeks to offer programs in disciplines in which we believe there is strong demand for education and significant opportunity for employment. Ashford's current program portfolio includes offerings at the associate's, bachelor's, master's and doctoral levels in the disciplines of business, education, psychology, social sciences and health sciences. Ashford follows a defined process for identifying new degree program opportunities that incorporates student, faculty and market feedback, as well as macro trends in the relevant disciplines, in order to evaluate the expected level of demand for a new program prior to developing the content and marketing it to potential students.
Potential new programs and specializations are determined based on proposals submitted by faculty and staff and an assessment of overall market demand. Ashford's faculty and academic leadership work in collaboration with our marketing team to research and select new programs that are expected to have strong demand and that can be developed at a reasonable cost. Programs are reviewed by Ashford and must also receive approval through the normal governance process at the relevant institution. Once a program is selected for development, one or more subject matter experts are assigned to work with curriculum development staff to define measurable program-level student learning objectives. Each course in a program is designed to include learning activities that address the program objectives, foster student engagement and assess learning outcomes. All courses undergo extensive internal and external third-party quality assurance reviews before they are offered to students, and the new program is reviewed for approval through the appropriate governance processes. Following approval, an online program is conformed to the standards of our online learning management system and our marketing department creates a marketing plan for the program. In most cases, the time frame to identify, develop and internally approve a new program is approximately six months, not including the external regulatory approvals required before a program can be offered to students.
Comprehensive Assessment
Ashford has developed and implemented a comprehensive assessment plan focused on student learning and effective instruction. The plan stipulates assessment of learning outcomes at the course, program and institutional levels. Learning outcomes are unique to the institution and demonstrate the skills that graduates should be able to demonstrate upon completion of their respective programs. With the assistance of our dedicated assessment team, Ashford's faculty routinely evaluates and revises courses and learning resources based upon outcomes and institutional research data. Using direct and indirect measurements, student performance is assessed on an ongoing basis to help ensure student success.
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
Branding and Marketing
We have invested significant resources in developing processes and implementing technologies that allow us to effectively identify, recruit and retain qualified students. We develop and participate in various marketing activities to generate leads for prospective students and to build the Zovio and Ashford brands.
For Ashford's online student population, we align ourselves with working adults, many of whom have already completed some postsecondary courses and are seeking an accessible, affordable education from a quality institution. The admissions policies that require a minimum age for online students at Ashford are focused on attracting students with a greater commitment to completing their degrees.
The Ashford branding campaigns utilize digital channels to communicate their message, and leads are generated from online sources. We also purchase keywords from search providers to generate online leads directly, rather than acquiring them solely through aggregators. Additionally, we have a team internally who focuses on generating online leads through search engine optimization techniques.
Recruiting and Admissions
Ashford employs teams who facilitate all aspects of enrollment and integration of a prospective student into a program of study. These teams consist of enrollment service advisors, financial services advisors and academic advisors. This structure promotes internal accountability among employees involved in identifying, recruiting, enrolling and retaining new students.
Prospective student leads are managed through a customer relations management (“CRM”) system, which directs a lead for a prospective student to a recruiting team and assigns an enrollment service advisor within that team to serve as the primary liaison for that prospective student. Once contact with a prospective student is established, the enrollment service advisor, along with the academic and financial services advisors, begins an assessment process to determine if Ashford's program offerings match the student's needs and objectives. Additionally, enrollment service advisors communicate other criteria, including expected duration and cost of the program, to the prospective student.
The enrollment service advisors go through a comprehensive training program that addresses Ashford's academic offerings, financial aid options and the regulatory environment in which we operate, including the restrictions imposed by regulations on the admissions process. We place significant emphasis on regulatory requirements and demand an environment of strict compliance.
Ashford has a presence in both military and corporate channels. Our military and academic outreach teams work with military education services officers, as well as with the military students we serve, to demonstrate the quality, impact and value that Ashford's programs provide to individuals in those organizations. Military students may frequently change locations or seek to complete a program intermittently over the course of several years.
In the corporate channel, we have the Education Partnerships program. These corporate partnership programs provide companies with the opportunity to allow their employees to pursue and complete a college degree while incurring little to no student debt. We believe employers value Ashford's affordability, which allows employer tuition reimbursements to be used more efficiently.
The admissions process is designed to offer access to prospective students who seek the benefits of a postsecondary education. Ashford undergraduate students may qualify in various ways, including by having a high school diploma or a GED equivalent. Graduate level students at Ashford are required to have an undergraduate degree from an accredited college and may be required to have a minimum grade point average or meet other criteria to qualify for admission to certain programs. Doctoral students are required to have a master’s degree from a regionally or approved nationally accredited institution with a graduate-level cumulative GPA of 3.0 or higher, or an earned Doctoral degree from a regionally or approved nationally accredited institution.
Retention
Once a student enrolls in an Ashford online program, the institution provides consistent, ongoing support to assist the student in acclimating to the online environment and to address challenges that arise in order to increase the likelihood that the student will persist through graduation.
Providing a superior learning experience is a key component in retaining students at Ashford. We believe that our team-based approach to recruitment and the robust student services we provide enhance retention because of the quality of each student's interaction with his or her team and the accountability inherent in the team structure. We also incorporate a systematic approach to contacting students at key milestones during their experience at Ashford, providing encouragement and highlighting their progress. There are frequent personal interactions between academic advisors and students, which we view as a key component to our retention strategy. Ashford has a team that monitors performance metrics and other key data to analyze student retention rates, as well as the causes of and potential risks for student drops.
Our dispute resolution department serves as a neutral third-party for students to raise any concerns or complaints. Such concerns and complaints are then elevated to the appropriate department.
Ashford has various programs focused on academic quality and student success that we believe help students succeed in their courses, help retain higher quality students and ultimately increase student retention. Ashford has a free two-week orientation course that is mandatory for all incoming students who have not earned any previous college credits. The orientation is designed to provide students with a complete overview of the online classroom experience, prepare them for success in their courses and help them self-evaluate their readiness to succeed in an online college setting. The experience provides a realistic, up-front overview of expectations so that students are aware of what is expected of them as they prepare for their studies. Students also gain an understanding of how to access and navigate within the online classroom, so they can feel confident when they move to their first course in their respective programs. For students taking the orientation course, successful completion of the orientation is required before they can begin their first class.
Ashford also offers the “Ashford Promise,” which allows a student to experience the first three weeks of their first class before incurring any financial obligation. After the first three weeks, students who do not demonstrate satisfactory academic progress, or those who simply opt out, will not be admitted as students. These individuals will not be responsible for any tuition or fees, and therefore will not incur any debt. We believe the Ashford Promise initiative helps increase student retention while reducing the financial risk to the student.
Technology
We have created a scalable technology system that we believe is secure, reliable and redundant, and permits courses and support services to be offered online.
Online course delivery and management
Ashford utilizes the Canvas learning management system provided by Instructure, Inc. (“Instructure”), a third-party software and services provider. Canvas is a software-as-a-service (“SaaS”) platform that enables us to develop and deliver the latest in engaging online learning experiences. As a native cloud platform, Canvas software and data are hosted by Amazon Web Services, providing for a fast, secure and readily scalable experience for Ashford's students and faculty. Additionally, students and faculty will have greater flexibility to learn and teach from anywhere, anytime and on any iOS or Android device.
Internal administration
Ashford utilizes a CRM application from Campus Management Corp. for lead management, workflow, analytics, reporting and a complete view of our students. This tool enables Ashford to view the entire student history from the lead to graduation, individually or in cohorts, and to respond appropriately. Additionally, Ashford utilizes online application portals to accept, integrate and process student applications.
Ashford utilizes CampusVue, a student information system provided by Campus Management Corp., to manage student data (including grades, attendance, status and financial aid) and to generate periodic management reports. This system interfaces with our online learning management system.
Constellation
Constellation is an innovative suite of interactive educational materials that increases the educational quality for online students at Ashford. Constellation is our proprietary learning platform that takes the best features of traditional textbooks and combines them with the best features of the internet to create a premium student experience. We developed Constellation as an alternative to third-party textbooks with digital course materials. Constellation gives students access to their digital course materials across platforms without sacrificing time-tested studying tools like highlighting and note taking. Constellation includes customized content geared to courses and students, combined with a robust set of features that make course materials engaging and accessible to students of various learning styles and abilities. Constellation is cloud-based and is compatible across operating systems, browsers and mobile technologies, including web-enabled smartphones and tablet devices. We have developed Constellation-enabled courses primarily in core classes to attempt to reach as many students as possible.
The Constellation team includes editors with extensive experience at leading textbook publishing firms. Highly qualified subject matter experts are recruited to author content that addresses course and institutional outcomes. Constellation digital texts are organized around accelerated courses.
Waypoint Outcomes
Waypoint Outcomes is our proprietary assessment software which provides learning and assessment tools to Ashford. The software combines classic rubric grading scales with easy, efficient technology to help educators teach writing, critical thinking and cognitive skills. Its sophisticated grading palette frees teachers to focus on meaningful, personalized feedback for students by automating repetitive tasks.
Mobile application technology
Ashford offers mobile applications compatible with most web-enabled smartphones and tablet devices in order to increase the accessibility of the student learning experience. The applications enable students to use their mobile device to contact support staff, complete discussion posts and review important information regarding their academic status. We have received positive feedback from students indicating that these mobile applications further their learning experience, and we have incorporated feedback received into the periodic updates to these mobile applications.
Employees
As of December 31, 2019, Ashford had approximately 100 full-time faculty roles, including programs chairs, as well as approximately 2,590 active adjunct faculty. Adjunct faculty members are part-time employees engaged on a course-by-course basis and are compensated based upon a fixed amount per course, which varies among faculty members based on each individual's experience and background. In addition to teaching assignments, adjunct faculty members may also be asked to serve on student committees, such as comprehensive examination and dissertation committees, or assist with course development.
As of December 31, 2019, the Company and its institution also employed approximately 1,730 combined non-faculty staff in the areas of university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us.
Competition
The education technology services market is fairly new, with no individual company representing a significant market share. For Ashford specifically, the postsecondary education market is also highly fragmented and competitive, with no private or public institution representing a significant market share. Ashford competes primarily with public and private degree-granting regionally accredited colleges and universities. Many colleges and universities enroll working adults, in addition to traditional 18 to 24-year-old students. Many of those colleges and universities offer a variety of distance education and online initiatives. We believe that competitive factors in the postsecondary education market include the reputation of an institution among students and employers, the number of qualified and experienced faculty, the program costs, the relevant and accredited program offerings, the regulatory approvals, the convenient, flexible and dependable access to programs and classes, the relative marketing and selling effectiveness, the time necessary to earn a degree and the level of student support services. We expect to encounter increased competition as a result of new entrants to the online education market, including traditional colleges and universities that had not previously offered online education programs.
Intellectual Property
We rely on a combination of copyrights, trademarks, service marks, patents, trade secrets, domain names and agreements with employees and third parties to protect our intellectual property rights. We have trademark and service mark registrations and pending applications for additional registrations in the United States and select foreign jurisdictions. We also own the domain name rights for Ashford, as well as other words and phrases important to our business. In addition, we have applied for domestic and international patents for certain technology developed by us. We also have registered copyrights for exemplary business course materials. In many instances, Ashford's course content is produced by faculty and other content experts under work-for-hire agreements pursuant to which we own the course content in return for a fixed development fee. In certain limited cases, course content is licensed from third parties on a royalty fee basis.
Environmental Matters
We believe our facilities are in material compliance with federal, state and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Compliance with these laws and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations or competitive position. For additional information on our environmental, social and governance programs and initiatives located on our website at http://www.zovio.com/our-story/corporate-social-responsibility.
Financial Information about Segments and Geographic Areas
We operate our business in one reportable segment and we have no significant foreign operations or assets located outside of the United States. For information about our revenues from external customers, measures of profits and losses, and total assets, see our annual consolidated financial statements included elsewhere in this report.
Proposed Changes in the Structure of our Operations
We plan to undertake a conversion transaction pursuant to which Ashford will separate from the Company through a series of conversion and merger transactions ultimately resulting in Ashford being owned and operated by AU NFP, a California nonprofit public benefit corporation that was formed for the purpose of the conversion transaction and is independent of the Company (“AU NFP”). Following the proposed conversion and separation of Ashford, we will continue to operate as an education technology services provider that would provide certain services to AU NFP, and potentially, in the future, to other customers. The services to AU NFP would be provided pursuant to a Service Agreement (as defined below) with the Company. The transactions described above are collectively hereinafter referred to as the “Conversion Transaction.” The Company and the trustees of Ashford and AU NFP have taken steps, including Ashford’s formation of a special independent negotiating committee, to protect Ashford’s and AU NFP’s independence in considering the Conversion Transaction in order to enable Ashford and AU NFP to act in the best interests of Ashford and its students.
In furtherance of the Conversion Transaction, on December 30, 2019, the Company and AU NFP entered into a non-binding letter of intent (the “LOI”) contemplating that the Company, Ashford and AU NFP would enter into an agreement and plan of conversion pursuant to which the Company, in exchange for $1.00 and entry into the Services Agreement (as defined below), would cause Ashford to separate from the Company through a series of conversion and merger transactions ultimately resulting in Ashford (inclusive of all of the operations and assets constituting Ashford) being independently owned and operated by AU NFP. The Company would retain the assets and contracts related to, and continue to operate, its educational technology and services business, including all employees and assets necessary to perform the services contemplated by the Services Agreement. The parties also contemplate entering into a transition services agreement, pursuant to which the Company would provide identified services to AU NFP for a period of up to five years in exchange for which AU NFP would pay to the Company its direct cost charges incurred in providing such services.
In connection with the Conversion Transaction, the Company would enter into a services agreement with AU NFP and Ashford (the “Services Agreement”) pursuant to which the Company would provide certain defined services to AU NFP, including recruiting services, student finance and financial aid advising services, student program and retention advising services, institutional support services, information technology services, and support services for academics. In exchange for providing the services under the Services Agreement, AU NFP would pay to the Company (i) AU NFP’s direct cost charges incurred in providing the services, plus (ii) a share of AU NFP’s revenue from tuition and fees. The LOI contemplates that AU NFP’s revenue from tuition and fees would be shared approximately 80.5% in favor of AU NFP and 19.5% in favor of the Company. During the first 10 years of the Services Agreement, the services fees payable by Ashford would be adjusted downward in an amount necessary for Ashford to achieve a composite score (as calculated by the Department) of 1.6 and an operating margin of 1.5% (provided, that the latter target would be calculated based on Ashford limiting increases in its cost per enrollment to no more than 2% per year). Any such fee adjustments (with limited exceptions for certain adjustments in the first year of the agreement) would be restored to the Company in years in which Ashford exceeds those two targets. The Company’s performance of the services under the Services Agreement would be subject to certain mutually agreeable key performance indicators and related remedies. The parties contemplate that the Services Agreement would have an initial term of 15 years, subject to renewal options, although AU NFP would have the right to terminate the agreement after 10 years.
The Company anticipates that the parties will simultaneously enter into and close the transaction (the “Closing”) on or before June 1, 2020. The Closing is subject to a number of closing conditions, and no assurance can be given that the Conversion Transaction will ultimately be completed. The Company anticipates the Department completing its review of the Conversion Transaction following the Closing. Customarily such review and notification of approval from the Department can take approximately 18 months following the Closing, but the Company could receive such approval prior to or after that time-period.
As previously disclosed, on October 7, 2019, the Company announced that in connection with the Conversion Transaction, the Department indicated that it would require AU NFP to post an irrevocable letter of credit with the Department within 10 days of the Conversion Transaction for approximately $103 million, representing the Department’s determination of 25% of the Title IV funding in fiscal year 2018 (the “25% LOC”). In entering the LOI with AU NFP, the Company contemplated having to guarantee, on AU NFP’s behalf, the 25% LOC and the Company is currently planning to obtain financing through a $103 million senior secured term loan facility (the “Facility”) in order to collateralize the 25% LOC. The Company anticipates that the Facility will be structured through the use of an insurance trust.
Additional Information
We were incorporated in Delaware in May 1999 under the name TeleUniversity, Inc. and we changed our name to Bridgepoint Education, Inc. in February 2004. In April 2019, we changed our name to Zovio Inc. Our website is located at www.zovio.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The website for the SEC is located at www.sec.gov. The reference to our website is intended to be an inactive textual reference and the contents of our website are not incorporated by reference into, or in any way a part of, this report.

REGULATION
Ashford is an accredited institution of higher education that is subject to extensive regulation by a variety of agencies, including WSCUC (the agency that accredits Ashford), educational licensing authorities in states where it is physically located or conducts certain operations, and by the Department due to our participation in Title IV programs. Institutions that participate in Title IV programs are subject to an extensive set of laws and regulations. To participate in Title IV programs, a school must maintain authorization by the state education agency or agencies where it is physically located, be accredited by an accrediting agency recognized by the Department and be certified by the Department as an eligible institution. Accrediting agencies provide an independent assessment of educational quality. The laws, regulations and standards of WSCUC, the Department and state agencies affect the vast majority of Ashford's operations.
Accreditation
Prior to being institutionally accredited by WSCUC in July 2013, Ashford had been accredited by the Higher Learning Commission since 1950. WSCUC is one of seven regional accrediting agencies that accredits colleges and universities in the United States. Most traditional, public and private non-profit, degree-granting colleges and universities are accredited by one of these seven agencies.
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
Accreditation is important to Ashford as it establishes comprehensive criteria designed to promote educational quality and effectiveness. Accreditation also represents a public acknowledgment by a recognized independent agency of the quality and effectiveness of Ashford and its programs. It also facilitates the transferability of educational credits when students transfer to or apply for graduate school at other regionally accredited colleges and universities. The Department relies on accreditation as an indicator of educational quality and effectiveness in determining an institution's eligibility to participate in Title IV programs, as do certain corporate and government sponsors in connection with tuition reimbursement and other student aid programs.
We believe that regional accreditation is viewed favorably by certain students when choosing a school, by other schools when evaluating transfer and graduate school applications, and by certain employers when evaluating the credentials of candidates for employment.
WSCUC Accreditation of Ashford University
In July 2013, WSCUC granted Initial Accreditation to Ashford for five years, until July 2018. In December 2013, Ashford effected its transition to WSCUC accreditation and designated its San Diego, California facilities as its main campus and its Clinton, Iowa campus as an additional location. As part of the WSCUC Institutional Review Process a Reaffirmation of Accreditation Visit was conducted by an evaluation team April 3-5, 2019. At its meeting June 26-28, 2019, the Commission acted to reaffirm Ashford’s accreditation through Spring 2025.
WSCUC also visited Ashford on May 1, 2019 to conduct its federally mandated, six-month post-implementation review, due to the merger of University of the Rockies and into Ashford which was finalized on October 31, 2018. WSCUC has verified that Ashford has met all post-implementation requirements related to the merger of the two entities.
In a separate action, Ashford submitted a change of control and legal status application (the “Change of Control Application”) related to the Conversion Transaction. On July 12, 2019, WSCUC notified Ashford that it had approved the Change of Control Application for the Conversion Transaction. The approval is subject to certain conditions which must be met prior to the close of the Conversion Transaction, including divestiture of financial and ownership interest in the Company by all Ashford officers and related parties and submission of a revised services agreement with respect to the Conversion Transaction, including the incorporation of key performance indicators into that agreement. WSCUC is also requiring a post-implementation site visit of Ashford within six months of the close of the Conversion Transaction.

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
In the Abbreviated Preacquisition Review Letter, along with other conditions, the Department indicated that it would require the posting of the “25% LOC.” The 25% LOC would require coverage for 12 months, unless extended or replaced as determined by the Department. The Department is expected to conduct a post-closing review of Ashford following the change of control resulting from the Conversion Transaction consistent with the Department’s procedures during which the Department makes a determination on the institution’s request for recertification from the Department following the change of control, including whether to impose an increase in the letter of credit requirement or place other conditions or restrictions on Ashford.
Licensure by California BPPE
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. Ashford is approved by the California BPPE to operate as an accredited institution. As a result, Ashford is subject to laws and regulations applicable to private, postsecondary educational institutions located in California, including reporting requirements related to graduation, employment and licensing data, certain changes of ownership and control, faculty and programs, and student refund policies. Ashford also remains subject to other state and federal student employment data reporting and disclosure requirements.
Negotiated Rulemaking and Other Executive Action - State Authorization
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
The Rulemaking Committee met from January 2019 through March 2019 on topics related to accreditation, competency-based education, state approval of online programs (commonly known as “state authorization”), and distance learning. The Rulemaking Committee reached consensus on all topics and the Department issued proposed regulations based on that consensus on June 12, 2019. On October 31, 2019, the Department issued final regulations on accreditation and state authorization to be effective on July 1, 2020.
The new regulations, among other things: (i) define the roles and responsibilities of accrediting agencies, States, and the Department in oversight of institutions participating in the Federal Student Aid programs authorized under Title IV of the Higher Education Act of 1965, as amended (Title IV, Higher Education Act programs); (ii) establish “substantial compliance” as the standard for agency recognition; (iii) modify “substantive change” requirements to provide greater flexibility to institutions to innovate and respond to the needs of students and employers, while maintaining strict agency oversight in instances of more complicated or higher risk changes in institutional mission, program mix, or level of credential offered; (iv) clarify the Department’s accrediting agency recognition process, including accurate recognition of the geographic area within which an agency conducts business; and (v) modify the requirements for state authorization.
The new regulations provide for early implementation of select pieces of the state authorization component. However, Ashford has not chosen early implementation in this area.
For additional information regarding negotiated rulemaking, see also “Gainful employment” and “Defense to repayment” sections below. For additional information regarding state authorization, see the “State authorization” section below.
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
Department Regulation of Title IV Programs
To be eligible to participate in Title IV programs, an institution must comply with the Higher Education Act and the regulations thereunder that are administered by the Department. Among other things, the law and regulations require that an institution (i) be licensed or authorized to offer its educational programs by the states in which it is physically located, (ii) maintain institutional accreditation by an accrediting agency recognized for such purposes by the Department and (iii) be certified to participate in Title IV programs by the Department. Ashford's participation in Title IV programs allows for extensive oversight and review pursuant to regulations promulgated by the Department. Those regulations are subject to revision and amendment from time to time by the Department. The Department's interpretation of its regulations likewise is subject to change. As a result, it is difficult to predict how Title IV program requirements will be applied in all circumstances.
An institution must periodically seek recertification from the Department to continue to participate in Title IV programs and may, in certain circumstances, be subject to review by the Department prior to seeking recertification.
On April 23, 2018, Ashford received an updated Program Participation Agreement (“PPA”) from the Department. Based on the updated PPA, Ashford is provisionally certified to participate in Federal Student Financial Aid Programs until March 31, 2021. Ashford is required to submit its reapplication for continued certification by December 31, 2020.
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
The 90/10 rule
Under the Higher Education Act, a proprietary institution loses eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues from Title IV program funds for two consecutive fiscal years, as calculated in accordance with Department regulations. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single fiscal year is placed on provisional certification and may be subject to other enforcement measures. In September 2016, the Department issued new audit standards, for financial statement audits of proprietary institutions for fiscal years ending June 30, 2017 or later, which include a requirement that institutions must determine Title IV and non-Title IV revenue on a student by student basis. Based on this calculation, during the fiscal year ended December 31, 2019 and 2018, Ashford derived 72.4% and 78.6%, respectively, of its respective cash revenues from Title IV program funds.
Revenue derived from government tuition assistance for military personnel, including veterans, is not considered federal student aid for purposes of calculations under the 90/10 rule. As of December 31, 2019, approximately 27.4% of Ashford's students were affiliated with the military, some of whom are eligible to receive government tuition assistance that may be used to pursue postsecondary degrees.
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
The most recent official three-year cohort default rates for Ashford for the 2016, 2015 and 2014 federal fiscal years were 13.7%, 13.5% and 14.9%, respectively.
Financial responsibility
The Higher Education Act and Department regulations establish standards of financial responsibility that an institution must satisfy in order to participate in Title IV programs. The Department evaluates compliance with these standards annually upon receipt of an institution's annual audited financial statements and when an institution applies to the Department to reestablish its eligibility to participate in Title IV programs following a change in ownership. One financial responsibility standard is based on the institution's composite score, which is derived from a formula established by the Department. The composite score is a number between negative 1.0 and positive 3.0. It must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department financial oversight. In addition to having an acceptable composite score, an institution must, among other things, meet all its financial obligations (including required refunds to students and any Title IV liabilities and debts), be current in its debt payments and not receive an adverse, qualified or disclaimed opinion by its accountants in its audited financial statements. If an institution fails to satisfy the Department’s financial responsibility requirements, it could be limited in its access to or lose Title IV program funding, or it may be required to post a letter of credit in favor of the Department and possibly accept other conditions to its continued participation in Title IV programs.
For the prior fiscal year ended December 31, 2018, the consolidated composite score calculated was 2.2, satisfying the composite score requirement of the Department's financial responsibility test. We expect the consolidated composite score for the year ended December 31, 2019 to be 0.7 and below the composite score requirement as a result of non-recurring restructuring and acquisition related charges. The Department has historically calculated Ashford’s composite score based on Zovio’s consolidated audited financial statements rather than Ashford’s stand alone audited financial statements. However, the deadline to submit audited financial statements to the Department is June 30, 2020, by which date we expect that Ashford will have been separated from Zovio as a result of the Conversion Transaction currently scheduled to close on or before June 1, 2020. Following separation and closing, and given that Ashford will no longer be owned by Zovio, Ashford will submit its stand-alone audited financial statements to the Department for the purpose of calculating the institution’s composite score. We expect Ashford’s composite score, based on its standalone audited financial statements for the year ended December 31, 2019, to be at least 1.6 and above the Department’s requirement for a composite score of 1.5 or greater.
If the Conversion Transaction is not completed as scheduled or the Department calculates Ashford’s composite score based on Zovio’s consolidated financial statements, the institution’s composite score for the period ended December 31, 2019 would be below the required composite score of at least 1.5. In such event, to continue participation in Title IV programs, Ashford would unless the Department accepts a previously submitted letter of credit toward the requirement, either need to: (1) submit a letter of credit equal to at least 50% or more of the Title IV Program funds received by the institution during its most recently completed fiscal year; or (2) at the discretion of the Department, submit a letter of credit equal to at least 10% or more of the Title IV Program funds received by the institution during its most recently completed fiscal year and accept additional conditions (including, but not limited to, a provisional certification, compliance with monitoring requirements, remain current on debt payments, meet certain financial obligations, agree to receive Title IV Program funds under an arrangement other than the Department’s standard advance funding arrangement, and agree to pay Title IV credit balances due to students before submitting a request for funds to the Department). The Department typically conducts its calculation of the composite score and its determination of any requirements arising from the composite score during the period after the institution submits audited financial statements to the Department. The institution is required to submit by the regulatory deadline of June 30, 2020. Therefore, we anticipate any potential letter of credit arising from the composite score would be due to the Department no earlier than the second half of 2020.
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
On December 10, 2015, Ashford received a request for information from the Multi-Regional and Foreign School Participation Division of the Department’s Office of Federal Student Aid (“FSA”) for (i) advertising and marketing materials provided to prospective students regarding the transferability of certain credit, (ii) documents produced in response to the CFPB's August 10, 2015 Civil Investigative Demand related to the CFPB's investigation to determine whether for-profit postsecondary education companies or other unnamed persons have engaged in or are engaging in unlawful acts or practices related to the advertising, marketing or origination of private student loans, (iii) certain documents produced in response to subpoenas and interrogatories issued by the Attorney General of the State of California and (iv) records created between 2009 and 2012 related to the disbursement of certain Title IV funds. The FSA is reviewing representations made by Ashford to potential and enrolled students, and has asked us and Ashford to assist in its assessment of Ashford's compliance with the prohibition on substantial misrepresentations. We, together with Ashford, intend to provide the FSA with our full cooperation with a view toward demonstrating the compliant nature of our practices.
Return of Title IV funds for students who withdraw
If a student who has received Title IV funds withdraws, the institution must determine the amount of Title IV program funds the student has earned pursuant to applicable regulations. If the student withdraws during the first 60% of any payment period (which, for our undergraduate online students, is typically a 20-week term consisting of four five-week courses), the amount of Title IV funds that the student has earned is equal to a pro rata portion of the funds the student received or for which the student would otherwise be eligible for the payment period. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV funds received. If the student has not earned all the Title IV funds disbursed, the institution must return the unearned funds to the appropriate lender or the Department in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If an institution's annual financial aid compliance audit in either of its two most recently completed fiscal years determines that 5% or more of such returns were not timely made, the institution may be required to submit a letter of credit in favor of the Department equal to 25% of the amount of unearned Title IV funds the institution was required to return for its most recently completed fiscal year. For the fiscal year ended December 31, 2019, Ashford did not exceed the 5% threshold for late refunds sampled.
Gainful employment
In October 2014, the Department published gainful employment regulations impacting programs required to prepare graduates for gainful employment in a recognized occupation. The gainful employment regulations became effective July 1, 2015, with certain institutional disclosure requirements which became effective early 2017.
On July 1, 2019, the Department then published a final rule rescinding the Department’s 2014 gainful employment regulations. The Higher Education Act requires that regulations affecting programs under Title IV of the Higher Education Act be published in final form by November 1, prior to the start of the award year (July 1) to which they become effective. This section also permits the Secretary of Education to designate any regulation as one that an entity subject to the regulations may choose to implement earlier, as well as conditions for early implementation. The Department designated the regulatory changes for early implementation, and an institution that early implements the rescission must document its early implementation internally. Ashford has chosen and documented early implementation.
Institutions that have early implemented the rescission of the gainful employment rule are not required to report gainful employment data to the National Student Loan Data System. Additionally, those that have early implemented are not required to include the disclosure template, or a link thereto, in their gainful employment program promotional materials and directly distribute the disclosure template to prospective students. Those that have early implemented should remove the template and any other gainful employment disclosures from their web pages.
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
On August 30, 2019, the Department finalized the regulations derived from the 2017-2018 negotiated rulemaking process and subsequent public comments. This version of the borrower defense regulations applies to all federal student loans made on or after July 1, 2020, and, among other things: (i) grants borrowers the right to assert borrower defense to repayment claims against institutions, regardless of whether the loan is in default or in collection proceedings; (ii) allows borrowers to file defense to repayment claims three years from either the student's date of graduation or withdrawal from the institution; and (iii) gives students the ability to allege a specific amount of financial harm and to obtain relief in an amount determined by the Department, which may be greater or lesser than their original claim amount. It also includes financial triggers and other factors for recalculating an institution's financial responsibility composite score that differ from those in the 2016 regulations.
The regulations will take effect July 1, 2020; however, the regulations relating to financial responsibility are available for early implementation. Ashford has chosen and documented early implementation in this area.
Potential sanctions for noncompliance with Title IV regulations
The Department can impose sanctions for violating the statutory and regulatory requirements of Title IV programs, including:
•transferring an institution from the advance method or the heightened cash monitoring level one method of Title IV payment, each of which permit the institution to receive Title IV funds before or concurrently with disbursing them to students, to the heightened cash monitoring level two method of payment or to the reimbursement method of payment, each of which delay an institution's receipt of Title IV funds until student eligibility has been verified by the Department;
•imposing a monetary liability against an institution in an amount equal to any funds determined to have been improperly disbursed or not to have been properly returned upon student withdrawal;
•requiring an institution to post a letter of credit in favor of the Department as a condition for continued Title IV eligibility;
•initiating proceedings to impose a fine or to limit, suspend or terminate an institution's participation in Title IV programs;
•referring a matter for possible civil or criminal investigation;
•failing to grant an institution's application for renewal of its certification, or revocation of an institution's provisional certification, to participate in Title IV programs, or imposing conditions on its participation in Title IV programs; or
•taking emergency action to suspend an institution's participation in Title IV programs without prior notice or a prior opportunity for a hearing.
Compliance reviews, audits and reports
Ashford is subject to reviews in connection with periodic renewals of certification to participate in Title IV programs, as well as announced and unannounced compliance reviews and audits by various external agencies, including the Department and the Office of Inspector General (“OIG”). The Department periodically reviews institutions participating in Title IV programs for compliance with applicable laws and regulations. The OIG is responsible for promoting the efficiency, effectiveness and integrity of the Department's programs and operations, including through the performance of general audits of institutions' administration of federal funds and investigations of fraud, abuse or other wrongdoing by institutions.

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
Department of Education Open Program Review of Ashford
In July 2016, Ashford was notified by the Department that an off-site program review had been scheduled to assess Ashford’s administration of the Title IV programs in which it participates. The off-site program review commenced in July 2016 and covered students identified in the 2009-2012 calendar year data previously provided by Ashford to the Department in response to a request for information received from the Multi-Regional and Foreign School Participation Division of the Department’s Office of Federal Student Aid (the “FSA”) in December 2015, but may be expanded if the Department deems such expansion appropriate.
In December 2016, the Department informed Ashford that it intended to perform an on-site program review. The on-site program review commenced in January 2017 and initially covered the 2015-2016 and 2016-2017 award years, but may be expanded if the Department deems such an expansion appropriate. To date, we have not received a draft report from the Department.
GI Bill Benefits
In May 2016, the Iowa Department of Education (“Iowa DOE”), which is the Iowa State Approving Agency (“SAA”), informed the Company that, as a result of the planned closure of the Clinton Campus, the Iowa DOE would no longer continue to approve Ashford’s programs for GI Bill benefits after June 30, 2016, and recommending Ashford seek approval through the SAA for any location that met what the Iowa DOE determined to be the definition of a “main campus” or “branch campus.” Ashford began the process of applying for approval through the California SAA (“CSAAVE”).
In June 2016, the Iowa DOE issued a stay of its intended withdrawal of approval of Ashford’s programs for GI Bill benefits effective until the earlier of (i) 90 days from June 20, 2016, or (ii) the date on which CSAAVE completed its review and issued a decision regarding the approval of Ashford in California. CSAAVE subsequently indicated that additional information and documentation would be required before Ashford’s application could be considered. Ashford then withdrew the CSAAVE application and continued working with the U.S. Department of Veterans Affairs (“VA”) and the Iowa DOE to obtain continued approval of Ashford’s programs for GI Bill benefits and to prevent any disruption of educational benefits to Ashford's veteran students.
In June 2016, Ashford filed suit in the Iowa District Court for Polk County challenging the Iowa DOE’s announced intention to withdraw Ashford’s approval as a GI Bill eligible institution. In September 2016, the Iowa District Court entered a written order (“Order”) staying the Iowa DOE’s announced intention to withdraw the approval of Ashford as a GI Bill eligible institution. That suit has been appealed to the Iowa Supreme Court and remanded to the Iowa District Court for Polk County, but the Order remains in place. The suit is currently set for a hearing on the merits in the Iowa District Court for Polk County on March 13, 2020.
On July 6, 2017, Ashford received approval from the Arizona State Approving Agency (“ASAA”) to provide GI Bill benefits to its students. On November 9, 2017, the VA informed Ashford that the ASAA had not provided sufficient evidence to establish that it has jurisdictional authority over Ashford’s online programs. The VA stated an intention to suspend payment of educational assistance and approval of new student enrollments and student re-enrollments for Ashford’s online programs in 60 days unless corrective action was taken.
On November 17, 2017, Ashford filed a petition for review in the United States Court of Appeals for the Federal Circuit challenging the VA’s actions. The VA agreed to stay the announced suspensions for the duration of the Federal Circuit litigation, on the condition that Ashford request and submit an application for approval to CSAAVE on or before January 8, 2018. Ashford submitted an application to CSAAVE for approval on January 5, 2018. CSAAVE, however, declined to act on that application. At the VA’s request, Ashford submitted another approval application to CSAAVE on November 19, 2018. CSAAVE likewise declined to act on that application.
On September 6, 2019, the VA announced that effective October 1, 2019, the VA would be assuming the functions of the SAA for California, based on its negative assessment of CSAAVE’s performance during the preceding three years. On October 14, 2019 Ashford submitted an application for approval in California to the VA. On February 14, 2020 Ashford received notice from the VA, serving as CSAAVE, that Ashford meets the criteria for approval for Veterans education under the provisions of

Title 38, United States Code, Section 3675, and that the VA had approved substantially all of Ashford’s programs that students and potential students could pursue using their GI Bill benefits, retroactive to July 1, 2019.
The parties completed all briefing for the Federal Circuit petition for review on May 3, 2019 and the Court held oral argument on October 2, 2019. The Court has not yet issued a ruling.
Adding teaching locations and implementing new educational programs
The requirements and standards of accrediting agencies, state education agencies and the Department limit Ashford's ability in certain instances to establish additional teaching locations or implement new educational programs. WSCUC and state education agencies that may authorize or accredit Ashford or its programs, generally require institutions to notify them in advance of adding certain new locations or implementing certain new programs, and may undertake a review of the quality of the facility or the program and the financial, academic and other qualifications of the institution. In addition, if an institution participating in Title IV programs plans to add a new location or educational program, the institution must apply under certain circumstances to the Department to have the new location or educational program designated as within the scope of the institution's Title IV eligibility.
On April 23, 2018, Ashford received an updated Program Participation Agreement (“PPA”) from the Department. Based on the updated PPA, Ashford is provisionally certified to participate in Federal Student Financial Aid Programs until March 31, 2021. Ashford was previously eligible to participate on a month-to-month basis while its reapplication for certification was pending with the Department. As a result of the updated PPA, Ashford’s previously pending educational programs have been approved and Ashford is required to submit its reapplication for continued certification by December 31, 2020. During the time when an institution is provisionally certified, it must apply for and receive approval from the Department for any substantial change, including but not limited to the establishment of an additional location, an increase in the level of academic offerings or the addition of certain programs.
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
State authorization
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. An institution is legally authorized by a state if, among other things, it meets one of the following sets of requirements:

•the state establishes the institution by name as an educational institution through a charter, statute, constitutional provision or other action issued by an appropriate state agency or state entity and is authorized to operate educational programs beyond secondary education, including programs leading to a degree or certificate; the institution complies with any applicable state approval or licensure requirements, except that the state may exempt the institution from any state approval or licensure requirement based on the institution's accreditation by one or more accrediting agencies recognized by the Department or based upon the institution being in operation for at least 20 years; and the state has a process to review and appropriately act on complaints concerning the institution including the enforcement of state laws;
•the institution is established by the state on the basis of an authorization to conduct business in the state or to operate as a nonprofit charitable organization; the institution, by name, is approved or licensed by the state to offer programs beyond secondary education, including programs leading to a degree or certificate; and the institution is not exempt from the state's approval or licensure requirements based on accreditation, years in operation, or other comparable exemption; and the state has a process to review and appropriately act on complaints concerning the institution including the enforcement of state laws; or
•the institution is exempt from state authorization as a religious institution under the state constitution or by state law, and the state has a process to review and appropriately act on complaints concerning the institution and to enforce applicable state laws.
The Department has stated that it will not publish a list of states that meet, or fail to meet, the above requirements, and it is unclear how the Department will interpret these requirements in each state.
The regulations also provide that if an institution is offering postsecondary education through distance or correspondence education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements to legally offer postsecondary distance or correspondence education to students in that state. Additionally, upon request by the Department, an institution must be able to document that it has the applicable state approval. For additional information, see “Negotiated Rulemaking and Other Executive Action – State Authorization” above and “State Education Licensure and Regulation” below.

State Education Licensure and Regulation
California, Arizona, Iowa and Colorado
The Higher Education Act requires Ashford to be legally authorized in the states in which it is physically located to participate in Title IV programs, and Department regulations impose Title IV program requirements for an institution to be considered legally authorized by a state.
Ashford had designated its San Diego, California facilities as its main campus for Title IV purposes. Ashford timely submitted to California BPPE an application to renew its approval to operate as an accredited institution on May 7, 2018. Ashford remains authorized in the state of California by California BPPE while the renewal application is pending review and approval. For additional information, see “Regulation - Licensure by California BPPE” above.
Ashford also has physical locations in Arizona, Colorado and Iowa. Ashford is authorized to operate an administrative center in Arizona by the Arizona State Board for Private Postsecondary Education (“State Board”) until June 30, 2020. To maintain its Arizona authorization, the university must comply with applicable requirements under Arizona statutes and rules. Ashford is authorized to operate as a place of business in Colorado by the Colorado Commission on Higher Education. To maintain its Colorado authorization, the university must comply with applicable requirements under Colorado statutes and rules. Ashford timely submitted to Iowa College Student Aid Commission (“ICSAC”) an application to renew its registration as a postsecondary school on November 14, 2019. Ashford remains authorized in the state of Iowa by ICSAC while the renewal application is pending review and approval. To maintain its Iowa registration, Ashford must comply with applicable requirements under Iowa statutes and rules.

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
Risks Related to the Proposed Conversion Transaction and Proposed Change in the Structure of Our Operations
The Conversion Transaction is subject to the receipt of regulatory approvals that if not obtained, could delay or prevent its consummation, and an excessive delay in finalizing the Conversion Transaction could disrupt our business during its pendency.
The Conversion Transaction remains subject to various regulatory approvals both prior to and following the conversion. There can be no assurances that these regulatory approvals will be obtained on the currently contemplated timeline or at all. In addition, as a condition to granting these regulatory approvals, a regulatory authority may require changes to the structure of the Conversion Transaction, and these changes may negatively impact our financial condition and results of operations. A material delay in obtaining such approvals may create uncertainty or otherwise have negative consequences, including adverse changes in our relationships with Ashford’s students, vendors and faculty; adverse impacts on employee recruiting and retention efforts; and diversion of management’s attention and internal resources from ongoing business, any of which may materially and adversely affect our financial condition and results of operations. We cannot predict with certainty whether and when any of the required regulatory approvals will be granted. Whether or not the Conversion Transaction is consummated, while it is pending, we will continue to incur costs, fees, expenses and charges related to the Conversion Transaction.
If the Conversion Transaction is consummated, we will be subject to various risks and uncertainties arising out of the changes in the structure of our operations, any of which could materially and adversely affect our business and operations, and our stock price.
Having obtained most regulatory approvals and agreed upon the general structure and major terms and conditions regarding the Conversion Transaction, if it is ultimately consummated, then various aspects of our operations would change in important ways. These changes include, but are not limited to, the following:
•Following the Conversion Transaction, we would no longer own and operate a regulated institution of higher education, but we would instead be an education technology service provider to AU NFP and possibly other third-party education providers. While the services we would provide are services that we provide as part of our business today, we have no experience operating solely as an education technology service provider to third parties.
•Initially, all of our revenue would be derived pursuant to the services agreement with AU NFP. Accordingly, AU NFP’s ability to increase its enrollment and tuition and fee revenue, and our ability to continue to perform the services necessary to enable AU NFP to achieve such goals, would be critical to the success of our services business.
•The letter of credit requirement by the Department will impact our future cash flows as an education technology service provider.
If the Conversion Transaction is consummated, but we are unable to successfully re-focus our business to providing education technology services to third-party education providers, or if the contemplated services agreement with AU NFP fails to achieve the anticipated levels of performance, then our business, financial condition and results of operations, as well as our stock price, could be materially and adversely affected.

If the Department does not approve the change of control related to the Conversion Transaction and recertify Ashford to continue participating in the Title IV programs, its students would lose their access to Title IV program funds, or there are significant limitations as a condition of Ashford’s continued participation in the Title IV programs, as a service provider to Ashford, our business, financial condition and results of operations, as well as our stock price, could be materially and adversely affected.
Institutions are required to seek recertification from the Department on a regular basis in order to continue their participation in Title IV programs. An institution must also apply for recertification by the Department if it undergoes a change in control, as defined by the Department regulations, and may be subject to similar review if it expands its operations or educational programs in certain ways. Ashford’s conversion to nonprofit status as a part of the Conversion Transaction, if consummated, would constitute a change in control of Ashford. The Department conducted an abbreviated preacquisition review of the change of control and is expected to conduct a post-closing review of Ashford following the change of control resulting from the Conversion Transaction, if consummated. See “Regulation – U.S. Department of Education Abbreviated Preacquisition Review Letter” in Item 1, “Business.” There can be no assurance that the Department will recertify Ashford or that the Department will not impose conditions or other restrictions on Ashford as a condition of granting Ashford a provisional certification following the proposed change in control. If the Department does not renew, or withdraws, the certification of Ashford to participate in the Title IV programs at any time, Ashford’s students would no longer be able to receive Title IV program funds. Similarly, the Department could renew Ashford’s certification, but restrict or delay Ashford’s students’ receipt of Title IV funds, limit the students to whom Ashford could disburse funds, decline to approve Ashford as a nonprofit institution for Title IV purposes, impose an increase in the letter of credit requirement, or place other restrictions on Ashford.
Any of these outcomes would have a material adverse effect on us. If the Conversion Transaction is consummated, we would no longer own or operate Ashford, and we would no longer participate in the Title IV programs as an institution. However, we would face the risks discussed above in connection with providing services to Ashford as a third-party education technology services provider, including adverse effects on our business and operations from a reduction or loss in our revenues under the contemplated services agreement if Ashford loses or has limits placed on its Title IV eligibility.
As we transition to become an education technology services company, the separation of Ashford via the Conversion Transaction, may not be completed on the terms or timeline currently contemplated and failure to complete, or any delay of, the separation of Ashford from Zovio Inc may negatively impact our planned business, financial condition or results of operations.
We are planning the separation of Ashford from Zovio pursuant to the Conversion Transaction, which may be subject to a number of conditions including, among other things, regulatory approval. The Company announced that in connection with the Conversion Transaction, the Department indicated that it would require AU NFP to the 25% LOC. There can be no assurance that the conditions to the completion of the Conversion Transaction will be satisfied, or that the separation will be completed on the terms or timeline currently contemplated, if at all. Other unanticipated developments could further delay, prevent or otherwise adversely affect the separation of the university, including disruptions in the capital and other financial markets, among other things. If the separation of the university is not completed or is delayed, we will be subject to several risks, including but not limited to:
•a failure to complete the separation and transition or a delay in such events could result in a negative perception by the market of the Company generally and a resulting decline in the market price of our common stock;
•the Company and Ashford may experience negative reactions from its employees and business partners;
•there may be substantial disruption to our business and a distraction of our management team and employees from day-to-day operations, because matters related to the separation and transition have required substantial commitments of time and financial and other resources, which could otherwise have been devoted to other opportunities that might have been beneficial; and
•even if the Conversion Transaction occurs as planned, the 25% LOC may be costly.
Risks Related to the Extensive Regulation of Our Business
If Ashford fails to comply with applicable regulatory requirements, they could face monetary liabilities or penalties, operational restrictions, or loss of eligibility to participate in Title IV programs from which we derive most of our revenue.
To participate in Title IV programs, an institution must be (i) legally authorized to operate in the state in which it is physically located, (ii) accredited by an accrediting agency recognized by the Department as a reliable indicator of educational quality and (iii) certified as an eligible institution by the Department. As a result, we are subject to extensive regulation by the

Department, WSCUC, and state education agencies. These regulatory requirements cover many aspects of our operations. Given that the Department, WSCUC and state education agencies periodically revise their requirements and modify their interpretations of existing requirements, we cannot reliably predict how these regulatory requirements will be applied or whether we will be able to comply with all the requirements. If Ashford fails to comply with these regulatory requirements, the Department could impose sanctions on that institution, including monetary liabilities or penalties, operational restrictions, or loss of eligibility to participate in Title IV programs from which we derive most of our revenue. For additional information, see “Regulation — Department Regulation of Title IV Programs — Potential sanctions for noncompliance with Title IV regulations” in Part I, Item 1, “Business.” If Ashford were to lose eligibility to participate in Title IV programs or were to have such participation substantially curtailed, enrollments and our revenues, financial condition, cash flows and results of operations would be materially and adversely affected.
Ashford must periodically seek recertification to participate in Title IV programs and may, in certain circumstances, be subject to review or other action by the Department in connection with such recertification.
An institution must periodically seek recertification from the Department to continue to participate in Title IV programs and may, in certain circumstances, be subject to review or other action by the Department in connection with such recertification. The Department may review an institution's continued certification to participate in Title IV programs in the event of a change of control, and may take emergency action to suspend an institution's certification without advance notice if it determines the institution is violating Title IV requirements and immediate action is necessary to prevent misuse of Title IV funds. If the Department revokes or does not renew Ashford's certifications to participate in Title IV programs, Ashford's students would no longer be able to receive Title IV funds, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Ashford is provisionally certified by the Department, which may make it more vulnerable to unfavorable Department action and place additional regulatory burdens on its operations.
Ashford is currently provisionally certified by the Department until March 31, 2021 and is required to submit its reapplication for continued certification by December 31, 2020. The Department typically places an institution on provisional certification following a change in ownership resulting in a change of control, and may provisionally certify an institution for other reasons including, but not limited to, failure to comply with certain standards of administrative capability or financial responsibility. During the time when an institution is provisionally certified, it may be subject to adverse action with fewer due process rights than those afforded to other institutions. For example, Ashford's provisional status could subject it to additional sanctions if the Department were to find that Ashford engaged in substantial misrepresentation, including the revocation of its program participation agreement or the imposition of limitations on its participation in Title IV programs. In addition, an institution that is provisionally certified must apply for and receive approval from the Department for any substantial change including, but not limited to, the establishment of an additional location, an increase in the level of academic offerings or the addition of certain programs. Any adverse action by the Department or increased regulatory burdens as a result of Ashford's provisional status could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Ashford's failure to maintain accreditation would denigrate the value of their educational programs and result in a loss of eligibility to participate in Title IV programs.
An institution must be accredited by an accrediting agency recognized by the Department to participate in Title IV programs. Ashford is accredited by WSCUC. For additional information, see “Regulation — Accreditation — Evaluations and renewals of accreditation” in Part I, Item 1, “Business.” WSCUC is recognized by the Department as a reliable authority regarding the quality of education and training provided by the institutions it accredits. To remain accredited, Ashford must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. If Ashford fails to satisfy any of the standards of its accrediting agency, it could lose its accreditation. Loss of accreditation would denigrate the value of its educational programs and would result in its loss of eligibility to participate in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
If WSCUC loses recognition by the Department, Ashford could lose its ability to participate in Title IV programs.
To participate in Title IV programs, an institution must be accredited by an accrediting body recognized by the Department. WSCUC is recognized by the Department. If the Department ceased to recognize WSCUC for any reason, Ashford would not be eligible to participate in Title IV programs unless the Department continued to certify the eligibility of the institution to participate in Title IV programs. The Department may continue to certify an institution for a period of no longer than 18 months after the date on which recognition of the accrediting body ceased. The inability of Ashford to participate in

Title IV programs would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Ashford may lose eligibility to participate in Title IV programs or face other sanctions if it is not legally authorized to operate in the states in which it is physically located.
To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located. For additional information, see “Regulation — Department Regulation of Title IV Programs — State authorization” in Item 1, “Business.” Ashford's California facilities have been designated as its main campus for Title IV purposes. Ashford has been authorized by the California BPPE to operate in California, is authorized by the State Board to operate an administrative center in Arizona, is authorized by the Commission to operate as a place of business in Colorado and is registered as a postsecondary school in Iowa by ICSAC. To maintain these authorizations and registrations, Ashford must comply with applicable requirements under the statutes and rules of the applicable state. Any loss of authorization to operate by Ashford and the resulting imposition of sanctions, including the loss of authorization to deliver educational programs and grant degrees and other credentials and the loss of eligibility to participate in Title IV programs, would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
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
Our changing business and the constantly changing regulatory environment require us to regularly evaluate our state regulatory compliance activities. Although Ashford has a process for evaluating the compliance of its online educational programs with state requirements regarding distance and correspondence learning, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and are subject to change. Consequently, a state education agency could disagree with our conclusion that we are not required to obtain a license or authorization in the state or could determine that we are not in compliance with state requirements, and may subject us to sanctions including the loss of state licensure or authorization, imposition of restrictions on our activities in the state, or imposition of fines and penalties. In addition, any failure to comply with state regulatory requirements, or any enactment of new or modified state regulations, may result in our inability to enroll students or receive Title IV funds for students in those states, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Ashford is approved by the California BPPE to operate in California, which presents a greater reporting burden and may subject the university to increased regulatory or political scrutiny.
In connection with its transition to WSCUC accreditation, Ashford designated its San Diego, California facilities as its main campus for Title IV purposes and submitted an Application for Approval to Operate an Accredited Institution to the California BPPE on September 10, 2013. To be eligible to participate in Title IV programs, an institution must be legally authorized to offer its educational programs by the states in which it is physically located, often called “home state authorization.” Ashford is approved by the California BPPE to operate as an accredited institution in California and for its home state authorization. As a result, the university is subject to laws and regulations applicable to private, postsecondary educational institutions located in California, including reporting requirements related to graduation, employment and licensing data, certain changes of ownership and control, faculty and programs, and student refund policies. There is current legislation that may significantly increase that regulatory burden. Compliance with the existing or increased regulations arising as a result of Ashford's operation as a California BPPE-approved institution may result in material additional costs of Ashford which could have a material, adverse effect on our profitability. Ashford also remains subject to other state and federal student employment data reporting and disclosure requirements. Compliance with the additional reporting and disclosure obligations arising as a result of Ashford's operation as a California BPPE-approved institution may result in material additional costs and increased regulatory or political scrutiny of the university.

Ashford could lose eligibility to participate in Title IV programs or face other sanctions if it derives more than 90% of its respective cash revenues from these programs.
Under the Higher Education Act, a proprietary institution loses eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues from Title IV program funds for two consecutive fiscal years, as calculated in accordance with Department regulations. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification and may be subject to other enforcement measures. During the fiscal year ended December 31, 2019, Ashford derived 72.4% of their respective cash revenues from Title IV program funds. Ashford continues to monitor their respective 90/10 rule calculations and their compliance with the 90/10 rule.
Revenue derived from government tuition assistance for military personnel, including veterans, is not considered federal student aid for purposes of calculations under the 90/10 rule, and accordingly helps Ashford satisfy the 90/10 rule. If there were a reduction in funding of government tuition assistance for military personnel, including veterans, or if our revenue derived from such funding were otherwise to decrease, it could be significantly more difficult for Ashford to satisfy the 90/10 rule. For additional information, see Note 19, “Regulatory” to our annual consolidated financial statements included elsewhere in this report.
Changes in federal law that increase Title IV grant and loan limits may result in an increase in the revenues we receive from Title IV programs and make it more difficult for Ashford to satisfy the 90/10 rule. In addition, Congress could propose and adopt legislation that amends the 90/10 rule in ways that make it more difficult for Ashford to satisfy the 90/10 rule. Failure to satisfy the 90/10 rule could result in losing eligibility to participate in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Ashford may lose eligibility to participate in Title IV programs if too many students default on their loans.
For each federal fiscal year, the Department calculates a rate of student defaults over a three-year measuring period for each educational institution, which is known as a “cohort default rate.” An institution may lose its eligibility to participate in the Direct Loan Program and the Federal Pell Grant Program if for each of the three most recent federal fiscal years 30% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. The most recent official three-year cohort default rates for Ashford for the 2016, 2015 and 2014 federal fiscal years were 13.7%, 13.5% and 14.9%, respectively. If too many of Ashford's students were to default on their loans resulting in an increase in Ashford's respective cohort default rates, Ashford may lose eligibility to participate in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
The failure of Ashford to demonstrate financial responsibility may result in a loss of eligibility to participate in Title IV programs or require the posting of a letter of credit in order to maintain eligibility to participate in Title IV programs.
To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the Department. For additional information, see “Regulation — Department Regulation of Title IV Programs — Financial responsibility” in Item 1, “Business.” One measure of financial responsibility is an institution's composite score, a number between negative 1.0 and positive 3.0. An institution's composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department oversight. If Ashford is found not to have satisfied the Department's financial responsibility requirements, they could be limited in their access to or lose Title IV program funding, or they may be required to post a letter of credit in favor of the Department and possibly accept other conditions to their participation in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
The Department historically has calculated Ashford’s composite score based on our consolidated audited financial statements, rather than the institution’s stand-alone audited financial statements. For the fiscal year ended December 31, 2018, our consolidated composite score calculated was 2.2, satisfying the composite score requirement of the Department's financial responsibility test. We expect our consolidated composite score for the fiscal year ended December 31, 2019 to be 0.7 and below the composite score requirement as a result of non-recurring restructuring and acquisition related charges unrelated to Ashford. However, the deadline to submit audited financial statements to the Department is June 30, 2020, by which date we expect that Ashford will have been separated from Zovio as a result of the Conversion Transaction currently scheduled to close on or before June 1, 2020. Following closing, Ashford will submit stand-alone audited financial statements to the Department for purposes of satisfying the composite score requirement of the financial responsibility standards. We expect Ashford’s composite score, based on its stand-alone audited financial statements for the year ended December 31, 2019, to be at least 1.6 and above the Department’s requirement for a composite score of 1.5 or higher. If the Conversion Transaction is not completed as scheduled or the Department calculates Ashford’s composite score based on Zovio’s consolidated financial statements, the institution’s composite score for the period ended December 31, 2019 would be below the required composite score of at least 1.5. In such event, to continue participation in Title IV programs, the institution could be required to submit a letter of credit and agree to other conditions or restrictions on its Title IV participation. We also are subject to additional financial responsibility standards contained in the 2016 defense to repayment regulations and in the amended regulations that take effect on July 1, 2020. See “Regulation – Defense to repayment.”
Additionally, the separation of Ashford from Zovio through the Conversion Transaction will be subject to a post-closing review by the Department and, as previously reported, the Department indicated that it would require, along with other conditions, the posting of a letter of credit with the Department within ten days of the Conversion Transaction. See “Regulation – U.S. Department of Education Abbreviated Preacquisition Review Letter” in Item 1, “Business.”
If the institution is unable to submit a required letter of credit or to comply with any other applicable conditions or restrictions on its Title IV, the institution could lose its eligibility for Title IV program funding and be subject to other sanctions. The requirement that the institution submit a letter of credit and be subject to other conditions or restrictions on the institution’s Title IV participation, or any limitation or loss of the institution’s Title IV eligibility, would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
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
The Department's regulations require institutions that participate in Title IV programs to refer to the OIG credible information indicating that any applicant, employee, third-party servicer or agent of the institution that acts in a capacity that involves administration of Title IV programs has been engaged in any fraud or other illegal conduct involving Title IV programs. If the systems and processes that we have established to detect and prevent fraud are inadequate, the Department may find that we do not satisfy its “administrative capability” requirements. In addition, Ashford's ability to participate in Title IV programs is conditioned on their maintaining accreditation by an accrediting agency that is recognized by the Department. Under the Higher Education Act, accrediting agencies that evaluate institutions offering distance learning programs, as Ashford does, must require such institutions to have processes by which they establish that a student who registers for a distance education program is the same student who participates in and receives credit for the program. Failure to adequately detect fraudulent activity related to student enrollment and financial aid could cause Ashford to fail to meet their accrediting agencies' standards and result in the loss of accreditation at the discretion of such accrediting agencies. Any failure to satisfy the Department's administrative capability requirements or any loss of accreditation as a result of a failure to detect and prevent fraudulent activity could result in limits on or loss of Ashford's eligibility to participate in Title IV programs and have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Ashford could lose eligibility to participate in Title IV programs or face other sanctions if it pays incentive compensation to persons or entities involved in certain recruiting, admissions or financial aid awarding activities.
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
If it were determined that Ashford violated the incentive compensation rule, the institution could be subject to monetary liabilities or administrative action to impose a fine or to limit, suspend or terminate its eligibility to participate in Title IV programs, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.

Ashford may lose eligibility to participate in Title IV programs or face other sanctions if the Department or other federal agencies determine they have misrepresented the nature of educational programs, financial charges or graduate employability.
The Higher Education Act prohibits an institution participating in Title IV programs from engaging in substantial misrepresentation regarding the nature of its educational programs, its financial charges or the employability of its graduates. Given the Department's broad definition of “substantial misrepresentation,” it is possible that despite our training efforts and compliance programs, Ashford's employees or service providers may make statements that could be construed as substantial misrepresentations. In addition to the Department's prohibition on substantial misrepresentation, for-profit educational institutions are subject to the general deceptive practices jurisdiction of the FTC and the CFPB. In addition, the Department completed its off-site program review to assess Ashford's administration of the Title IV programs in which it participates. For additional information, see “Regulation — Compliance reviews, audits and reports — Department of Education Open Program Review of Ashford University” in Item 1, “Business.”
If the Department determines that Ashford has engaged in substantial misrepresentation, the Department may (i) attempt to revoke the institution's program participation agreement if the institution is provisionally certified, (ii) impose limitations on the institution's participation in Title IV programs if the institution is provisionally certified, (iii) deny applications from the institution for approval of new programs or locations or other matters or (iv) initiate proceedings to fine the institution or limit, suspend or terminate its eligibility to participate in Title IV programs. Because Ashford is provisionally certified, it could be subject to the actions set forth in clauses (i) and (ii) above in addition to any other actions taken by the Department. The imposition of these sanctions, including the loss of eligibility to participate in Title IV programs, would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Ashford may lose eligibility to participate in Title IV programs or face other sanctions if it fails to correctly calculate and timely return Title IV program funds for students who withdraw before completing their educational program.
An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion, and must return those unearned funds in a timely manner, generally within 45 days of the date the institution determines that the student has withdrawn. For additional information, see “Regulation — Department Regulation of Title IV Programs — Return of Title IV funds for students who withdraw” in Item 1, “Business.” Failure to make timely returns of Title IV program funds for 5% or more of students sampled in the institution's annual financial aid compliance audit in either of its two most recently completed fiscal years can result in an institution having to post a letter of credit equal to 25% of the amount of unearned Title IV funds the institution was required to return for its most recently completed fiscal year. If unearned funds are not properly calculated and returned in a timely manner, an institution may also be subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV programs. For the fiscal year ended December 31, 2019, Ashford did not exceed the 5% threshold for late refunds sampled.
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
Under the reinstated regulations regarding borrower defense to repayment, Ashford could face claims by students based on the expanded circumstances in which students may assert a defense to repayment of their student loans, and the Department may be entitled to seek recoupment of student loans discharged pursuant to the regulations. The FSA is currently investigating representations made by Ashford to potential and enrolled students, and has asked the Company and Ashford to assist in its assessment of Ashford’s compliance with the prohibition on substantial misrepresentations. In addition, Ashford is from time to time subject to certain actions or investigations by various state, federal or accrediting agencies, and as a public company we would be subject to the additional triggering events outlined by the Department in the new regulations; therefore, we may be required to post a letter of credit or provide some other form of security to the Department, which could result in the imposition of significant restrictions on us and our ability to operate. Any assertion by Ashford students of defenses to repayment, including any resulting liability to, or remedial action against, Ashford, and any significant restrictions imposed on us or our ability to operate resulting from a requirement to post a letter of credit or other security, could damage our reputation in the industry and have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
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
The current standard for determining whether a borrower has a defense to repayment of a student loan allows borrowers to assert a defense to repayment if a cause of action would have arisen under applicable state law. On June 14, 2017, the Department announced a postponement of proposed changes to defense to repayment regulations and its intention to resubmit the regulations through the negotiated rulemaking process. The Department announced an additional postponement on October 24, 2017. On February 14, 2018, the Department announced they are postponing the effective date of this rule until July 1, 2019 so they can complete the negotiated rulemaking process and develop the new regulations. Because the negotiated rulemaking committee did not reach consensus, the Department published a proposed regulation through a NPRM, took public comment, and planned to issue final regulations by November 1, 2018, effective July 1, 2019. While rulemaking occurs, the Department will continue to process claims under the current borrower defense rules.
Under any new regulations regarding borrower defense to repayment, Ashford could face claims by students based on expanded circumstances in which students may assert a defense to repayment of their student loans, and the Department may be entitled to seek recoupment of student loans discharged pursuant to the regulations. The FSA is currently investigating representations made by Ashford to potential and enrolled students, and has asked the Company and Ashford to assist in its assessment of Ashford’s compliance with the prohibition on substantial misrepresentations. In addition, Ashford is from time to time subject to certain actions or investigations by various state, federal or accrediting agencies, and as a public company we could be subject to the additional triggering events outlined by the Department in new regulations; therefore, we may be required to post a letter of credit or provide some other form of security to the Department, which could result in the imposition of significant restrictions on us and our ability to operate. Any assertion by Ashford's students of defenses to repayment, including any resulting liability to, or remedial action against, Ashford, and any significant restrictions imposed on us or our ability to operate resulting from a requirement to post a letter of credit or other security, could damage our reputation in the industry and have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Ashford cannot offer new programs, expand its physical operations into certain states or acquire additional schools if such actions are not approved in a timely fashion by the applicable regulatory agencies, and Title IV funds disbursed to students enrolled in any such programs, states or acquired schools may have to be repaid if prior approval is not obtained.
Our operating plans may include the offering of new educational programs by Ashford, some of which may require regulatory approval. In addition, Ashford may increase physical operations in additional states. Because Ashford is provisionally certified, it must apply for and receive approval from the Department for any substantial change, including but not limited to the establishment of an additional location, an increase in the level of academic offerings or the addition of certain programs. If we or Ashford are unable to obtain the necessary approvals for such new programs, operations or acquisitions or, in the case of Ashford, a substantial change, from the Department, WSCUC or any applicable state education agency or other accrediting agency, or if we or Ashford are unable to obtain such approvals in a timely manner, the ability to consummate such actions and provide Title IV funds to any affected students would be impaired, which could have a material adverse effect on our business. If we, or Ashford, was to determine erroneously that any such action did not require approval or that all required approvals have been obtained, Ashford could be liable for repayment of the Title IV program funds provided to students in the affected program or at the affected location, which could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.
If regulators do not approve, or if they delay their approval of, transactions involving a change of control of our company, our ability to participate in Title IV programs may be impaired.
We must seek approval of a change of ownership resulting in a change of control under the standards of the Department, and/or applicable state education agencies. For additional information, see “Regulation — Department Regulation of Title IV

Programs — Change in ownership resulting in a change of control” in Item 1, “Business.” A failure by us or Ashford to reestablish its Department certification, accreditation or state authorization, as applicable, following a change of control could result in a suspension or loss of operating authority or the ability to participate in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Governmental proceedings or other claims and lawsuits asserting regulatory noncompliance could result in monetary liabilities or penalties, injunctions or loss of Title IV funding for students at Ashford.
Because we operate in a highly regulated industry, we and Ashford are subject to compliance reviews, claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties, including claims brought by third parties on behalf of the federal government under the federal False Claims Act. If the results of these reviews or proceedings are unfavorable to us or if we are unable to defend successfully against such lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations, loss of Title IV funding, injunctions or other penalties, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. In addition, claims and lawsuits brought against us may damage our reputation or adversely affect our stock price, even if such claims and lawsuits are eventually determined to be without merit. For additional information, see Note 21, “Commitments and Contingencies” to our annual consolidated financial statements included elsewhere in this report.
Additional regulations or regulatory scrutiny resulting from action by the Department could result in increased compliance costs, fines, sanctions or lawsuits, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
On December 16, 2016, the Department released final regulations to clarify state authorization requirements for postsecondary institutions offering distance education that participate in federal student loan programs, as required by the Higher Education Act. Among other things, the final regulations (i) require institutions offering distance education to be authorized by each state in which they enroll students, if such authorization is required by the state, (ii) require institutions to document the state process for resolving student complaints regarding distance education programs, (iii) require public and individualized disclosures to enrolled and prospective students in distance education programs, including disclosures regarding adverse actions taken against the institution, the institution’s refund policies and whether each of the institution’s programs meet applicable state licensure or certification requirements, and (iv) require institutions to explain to students the consequences of moving to a state where the school is not authorized, which could include loss of eligibility for federal student aid. The final regulations recognize authorization through participation in a state authorization reciprocity agreement, as long as the agreement does not prevent a state from enforcing its own consumer laws. The final regulations were scheduled to take effect on July 1, 2018, however, on May 25, 2018, the Department published a NPRM in the Federal Register announcing the postponement, until July 1, 2020, of the effective date of the final regulations. The Department delayed the regulations based on concerns raised by regulated parties and to ensure that there would be adequate time to conduct negotiated rulemaking to reconsider the final regulations, and as necessary, develop revised regulations.
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
We cannot predict what legislation, if any, will arise out of the reauthorization of the Higher Education Act or other Congressional deliberations, or what impact any such legislation might have on the for-profit education sector and our business. However, any action by Congress that significantly reduces Title IV program funding or the eligibility of Ashford or students to participate in Title IV programs, or that requires us to modify our practices in ways that could increase our administrative costs and reduce our profit margin, would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our regulatory environment and our reputation may be negatively influenced by the actions of other postsecondary institutions.
In recent years, Congressional, federal, state and accrediting agency investigations and civil litigation have been commenced against several postsecondary educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and noncompliance with Department regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Although the media, regulatory and legislative focus has been primarily on the allegations made against these specific companies, broader allegations against the postsecondary sector may negatively impact public perceptions of all postsecondary educational institutions. Such allegations could result in increased scrutiny and regulation of all postsecondary institutions, including Ashford, by the Department, Congress, accrediting bodies, state legislatures or other governmental authorities.
As a result of changes that have been made, or that may be required by the accreditors of Ashford, to our operational relationships with Ashford and to its operations and business models, our historical financial and business results may not necessarily be representative of future results.
In connection with the WSCUC accreditation and our efforts to structure our operations to meet evolving regulatory expectations, Ashford has made operational changes and launched various new business initiatives, and additional changes may be required. These changes and initiatives included hiring new leadership, implementing smaller class sizes, requiring minimum age-levels for students, implementing the Ashford Promise (an initiative that allows students a full refund for all tuition and fees through the third week of a student's first class), hiring additional full-time faculty and implementing new program review models. Many of these changes and initiatives result in higher expense to the organization, primarily in the areas of instructional costs and services. In addition, we have made changes in our organizational structure and operational relationships with Ashford to ensure its academic independence and satisfaction of accreditation-related requirements. Some of these changes and initiatives have contributed to declines in new student enrollments. Accordingly, our historical results and trends, including enrollments, admissions advisory and marketing expenses, and instructional costs and services, may not be indicative of our future results, and there can be no assurance that changes to our operational relationship with Ashford or other changes we have made, or may make in the future, will not have an adverse impact on regulatory compliance, satisfaction of accreditation-related standards, or our financial condition, cash flows and results of operations.
Risks Related to Our Business
Our financial performance depends on our ability to continue to develop awareness among, and to recruit and retain, students; adverse publicity may negatively impact demand for Ashford's programs or those of our other subsidiaries.
Building awareness among potential students of Ashford and the programs it offers is critical to their ability to attract prospective students. It is also critical to our success that these prospective students are converted to enrolled students in a cost-effective manner and that these enrolled students remain active in Ashford's programs. Some of the factors that could prevent the successful recruiting and retention of students in Ashford's programs include:
•the emergence of more and better competitors;
•factors related to our marketing efforts, including the costs of online advertising and broad-based branding campaigns;
•performance problems with our online systems;
•Ashford's failure to maintain accreditation, state licensure and eligibility for Title IV programs;
•student dissatisfaction with Ashford's services and programs;
•a decrease in the perceived or actual economic benefits that students derive from Ashford's programs or programs provided by private sector postsecondary education companies generally;
•adverse publicity regarding us, or online or private sector postsecondary education generally;
•price reductions by competitors that we are unwilling or unable to match; and
•a decline in the acceptance of online education or education provided by private sector postsecondary education companies.

We face litigation and legal proceedings that could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
We are subject to lawsuits, investigations and claims covering a wide range of matters. We are the subject of complaints alleging violations of various laws including, but not limited to, federal securities laws (including a securities class action), and the California State Attorney General. Additionally, derivative shareholder complaints have also been asserted on our behalf against certain of our current and former officers and directors alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment. These and other legal proceedings could cause us to incur significant defense costs, are disruptive to our normal business operations and could damage our reputation and adversely affect our stock price. An adverse outcome of any legal proceeding could result in monetary losses or restrictions on our business, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
For additional information regarding current material legal proceedings involving us and our subsidiaries, see Note 21, “Commitments and Contingencies” to our annual consolidated financial statements included elsewhere in this report.
If our bad debt expense increases, it could have a material adverse effect on our financial condition, cash flows and results of operations.
As a percentage of revenues, our bad debt expense has decreased from 5.2% of revenues for the year ended December 31, 2018 to 3.9% for the year ended December 31, 2019. We believe our bad debt expense is primarily driven by operational policies, timing of financial aid processing and collection management. If our bad debt expense increases, it could have a material adverse effect on our financial condition, cash flows and results of operations.
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
Ashford relies on a third-party vendor to provide the online learning platform for students and related support and hosting.
We have a license agreement with Instructure pursuant to which we license an online Canvas learning management system and platform for students at Ashford. Ashford currently relies on Instructure for administrative support and hosting of the applicable systems. If Instructure ceases to operate or is unwilling or unable to work with Ashford, or if our agreement with Instructure is otherwise terminated, the online learning platform for students at Ashford and related administrative support and hosting could be interrupted or become unavailable, which could have a material adverse effect on our business.
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

Possession and use of personal information also subjects us to legislative and regulatory burdens that could require notification of data breaches and could restrict our use of personal information, and a violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines against us or lawsuits brought against us. As a result, we may be required to expend significant resources to protect against the threat of these security and cybersecurity breaches or to alleviate problems caused by these breaches. A major breach, theft or loss of personal information held by us or our vendors regarding Ashford's students and their families or our employees, or a violation of laws or regulations relating to the same, could have a material adverse effect on our reputation, result in lawsuits and result in further regulation and oversight by federal and state authorities and increased costs of compliance. The adoption of new or modified state or federal data or cybersecurity legislation could increase our costs and/or require changes in our operating procedures or systems.
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
System disruptions and vulnerability from security risks to our technology infrastructure could damage the reputation of Ashford and our other subsidiaries, and negatively impact our business.
The performance and reliability of our technology infrastructure (including the software and related hosting and maintenance services for our online learning platform, student information system, and lead management system) is critical to our reputation and our ability to attract and retain students. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of systems to us or Ashford's students and negatively impact our business and reputation. Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses, denial of service attacks and other security problems. Although we continually monitor the security of our technology infrastructure and take proactive measures to prevent potential threats, these efforts may not protect our computer networks against all threats of security breaches, which could damage the reputation of Ashford and our other subsidiaries, and negatively impact our business and prospects.
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
Postsecondary education is highly competitive. We compete with traditional public and private two- and four-year colleges as well as with other postsecondary schools. Traditional colleges and universities may offer programs similar to those offered by Ashford at lower tuition levels as a result of government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to for-profit postsecondary institutions. In addition, Ashford faces continued scrutiny from its accreditors, and some of our competitors, including traditional colleges and universities, have substantially greater brand recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. We also expect to face increased competition as a result of new entrants to the online education market, including traditional colleges and universities that had not previously offered online education programs.
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
Enrollment and revenues could decrease if government tuition assistance offered to military personnel is reduced, suspended or eliminated, if scholarships which we offer to military personnel are reduced or eliminated.
As of December 31, 2019, approximately 27.4% of Ashford's students were affiliated with the military, some of whom are eligible to receive government tuition assistance, including GI Bill benefits, that may be used to pursue postsecondary degrees. In some cases, we also provide scholarships to students who are affiliated with the military. If government tuition assistance offered to military personnel is suspended or otherwise reduced or eliminated, enrollment by military personnel, including veterans, may decline, which could have a material adverse effect on our revenues, financial condition, cash flows and results of operations. Additionally, if in response to future reductions or suspensions in military tuition assistance we determine to reinstitute our Military Tuition Assistance Grant or a similar program, or if we increase our scholarships to students who are affiliated with the military, our per student revenue from military personnel would decline.
We maintain relationships with the military and provide scholarships to students who are affiliated with the military. If our relationship with the military deteriorates or we reduce or eliminate these scholarships, enrollment by military personnel, including veterans, may decline, which could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.
A decline in the overall growth of enrollment in postsecondary institutions, or in the number of students seeking degrees online or in our core disciplines, could cause us to experience a further decline in enrollment at Ashford.
Enrollment at Ashford declined to 34,722 at December 31, 2019 as compared to 38,153 at December 31, 2018, and our revenues have declined in recent periods and may continue to decline in the future. In addition, if job growth in the fields related to Ashford's core disciplines is weaker than expected, fewer students may seek the types of degrees that Ashford offers. To return to growth in our revenues and increase enrollments, Ashford will need to attract and retain a larger percentage of students in existing markets and expand their markets by creating new academic programs. Any further decline in enrollment at Ashford as a result of our inability to attract and retain students in existing markets or expand our markets by creating new academic programs in areas where there is market demand could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.
Our success depends in part on Ashford's ability to update and expand the content of existing programs and to develop new programs and specializations on a timely basis and in a cost-effective manner.
The updates and expansions of existing programs and the development of new programs and specializations may not be accepted by existing or prospective students or prospective employers of Ashford's graduates. If we do not adequately respond to changes in market requirements by updating and expanding our existing programs or developing new programs, our business will be adversely affected. Even if Ashford is able to develop acceptable new programs, they may not be able to introduce these new programs as quickly as students require or as quickly as our competitors introduce competing programs. To offer a new academic program, Ashford may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our operations. In addition, to be eligible for federal student financial aid programs, a new academic program may need to be approved by the Department.
Establishing new academic programs or modifying existing programs requires investments in management, faculty and capital expenditures, additional marketing expenses and reallocation of other resources. Ashford may have limited experience with programs in new disciplines and may need to modify existing systems and strategies or enter into arrangements with other educational institutions to provide new programs effectively and profitably. If Ashford is unable to increase enrollment in new programs, offer new programs in a cost-effective manner or otherwise manage effectively the operations of newly established academic programs, it could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.
Our failure to keep pace with changing market needs could harm Ashford's ability to attract students.
Our success depends partially on the willingness of employers to hire, promote or increase the pay of Ashford's graduates. Increasingly, employers demand that their new employees possess appropriate technical and analytical skills, and appropriate interpersonal skills, such as communication and teamwork. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important that Ashford's educational programs continually evolve in response to those economic and technological changes.
The expansion of existing academic programs and the development of new programs may not be accepted by current or prospective students or by prospective employers of Ashford's graduates. Even if Ashford develops acceptable new programs, they may not be able to begin offering those new programs in a timely fashion or as quickly as our competitors offer similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes or other factors, the rates at which Ashford's graduates obtain jobs in their fields of study could suffer, our ability to attract and retain students could be impaired and our business could be adversely affected.
We may be unable to sufficiently protect our proprietary rights and we may encounter disputes from time to time relating to our use of the intellectual property of third parties.
We rely on a combination of copyrights, trademarks, service marks, patents, trade secrets, domain names and agreements with employees and third parties to protect our proprietary rights. We have trademark and service mark registrations and pending applications for additional registrations in the United States and select foreign jurisdictions. We also own the domain name rights for Ashford, as well as other words and phrases important to our business. In addition, we have applied for domestic and international patents for certain technology developed by us. We also have registered copyrights for exemplary business course materials. Nonetheless, as new challenges arise in protecting these proprietary rights online, we cannot assure you that these measures will be adequate to protect our proprietary rights, that we have secured, or will be able to secure, appropriate protections for all our proprietary rights in the United States or select foreign jurisdictions, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our technology, curricula and online resource material, among others. Our management's attention may be diverted by these attempts, and we may need to expend funds in litigation to protect our proprietary rights against any infringement or violation.
We may also encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. In certain instances, we may not have obtained sufficient rights to the content of a course. Third parties may raise claims against us alleging an infringement or violation of their intellectual property. Some third-party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid all alleged violations of such intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant, or Ashford may be required to alter the content of their classes to be non-infringing.
We may incur liability for the unauthorized duplication or distribution of class materials posted online for class discussions.
In some instances, Ashford's faculty members or students may post various articles or other third-party content on class discussion boards. We may incur liability for the unauthorized duplication or distribution of this material posted online for class discussions. Third parties may raise claims against us for the unauthorized duplication of this material. Any such claims could subject us to costly litigation and could impose a significant strain on our financial resources and management personnel, regardless of whether the claims have merit. Our general liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our courses or pay monetary damages.

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
We believe that cash flow from operations will be adequate to fund our current operating plans for the foreseeable future. However, we may need additional financing to finance our plans, particularly if we pursue any acquisitions. Additionally, the Company announced that in connection with the Conversion Transaction, the Department indicated it would require AU NFP to post an irrevocable letter of credit with the Department within ten (10) days of the Conversion Transaction for approximately $103 million. The amount, timing and terms of such additional financing will vary principally depending on the timing and size of new program offerings, the timing and size of acquisitions we may seek to consummate and the amount of cash flows from our operations. To the extent that we require additional financing in the future, such financing may not be available on terms acceptable to us or at all and, consequently, we may not be able to fully implement our plans.
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
In addition, many of Ashford's students borrow Title IV loans to pay for tuition, fees and other expenses. A protracted economic slowdown could negatively impact their ability to repay those loans which would negatively impact Ashford's cohort default rates. Ashford's students also are frequently able to borrow Title IV loans in excess of their tuition. The excess is received by such students as a stipend. However, if a student withdraws, we must return any unearned Title IV funds, including stipends. A protracted economic slowdown could negatively impact such students' ability to repay those stipends. As a result, the amount of Title IV funds we would have to return without reimbursement from students could increase, and our results of operations could suffer.
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
An acquisition related to an institution or other educational business often requires various regulatory approvals. If we are unable to obtain such approvals, or we obtain them on unfavorable terms, our ability to consummate a transaction may be impaired or we may be unable to operate the acquired entity in a manner that is favorable to us. If we fail to properly evaluate an acquisition, we may be required to incur costs in excess of what we anticipated, and we may not achieve the anticipated benefits of such acquisition.
An increase in interest rates could adversely affect Ashford's ability to attract and retain students.
Interest rates have reached relatively low levels in recent years, creating a favorable borrowing environment for students. However, if Congress increases interest rates on Title IV loans, or if private loan interest rates rise, Ashford's students would have to pay higher interest rates on their loans. Any future increase in interest rates will result in a corresponding increase in educational costs to existing and prospective students. Higher interest rates could also contribute to higher default rates with respect to students' repayment of their education loans. Higher default rates may in turn adversely impact Ashford's eligibility to participate in some or all Title IV programs, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
We are involved in pending securities litigation and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.
Following our announcement that we were restating our interim financial statements for the quarter ended September 30, 2018, we became the subject of a lawsuit alleging securities law violations. This type of litigation can be expensive and disruptive to normal business operations, and the outcome can be difficult to predict regardless of the facts involved. An unfavorable outcome with respect to any of these lawsuits could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding this and other lawsuits in which we are involved, see Part I, Item 3, Legal Proceedings.
Our financial results may suffer if we fail to successfully implement our restructuring plans and/or cost reduction initiatives aimed at right-sizing our operations to match revenue streams.
We have described elsewhere in this Form 10-K our reductions in force which are intended to strengthen our business by right-sizing our operations to match revenue streams. We also described various restructuring charges related to these plans. If we fail to achieve the intended cost savings, our financial condition, results of operations and cash flows may be further impacted. This plan also may have an adverse impact upon the morale or motivation of our employees and may result in further distractions to our management. In addition, management will continue to evaluate our cost structure, and additional restructuring plans may be needed. Any cost-saving measures could impact employee retention. In addition, we cannot be sure that the cost reduction will be successful in reducing our overall expenses as we expect or that additional costs, or reduced revenue, will not offset any such reductions. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our results of operations may be adversely affected.
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

Risks Related to Our Common Stock
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
Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common stock has fluctuated significantly in the past, and may continue to fluctuate significantly for a variety of different reasons, including, without limitation:
•developments regarding the accreditation or state licensing of Ashford;
•our quarterly or annual earnings or those of other companies in our industry;
•public reaction to our press releases, corporate communications and SEC filings;
•changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of other companies in our industry;
•seasonal variations in our student enrollment;
•new laws or regulations or new interpretations of laws or regulations applicable to our industry or business;
•negative publicity, including government hearings and other public lawmaker or regulator criticism, regarding our industry or business;
•changes in enrollment;
•changes in accounting standards, policies, guidance, interpretations or principles;
•litigation involving our company or investigations or audits by regulators into the operations of our company or our competitors;
•sales of common stock by our directors, executive officers and significant stockholders; and
•changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events.
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
If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. At December 31, 2019, 30.3 million shares of our common stock were outstanding.
In addition, as of December 31, 2019, there were 2.0 million shares of our common stock underlying outstanding stock options and 3.4 million shares of our common stock underlying outstanding stock awards, including restricted stock units and performance stock units. All shares subject to outstanding stock options are eligible for sale in the public market to the extent permitted by the provisions of the applicable stock option agreement and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline. Under Rule 144, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144 after one year, subject to applicable restrictions, including volume and manner of sale limitations.
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
Subject to the rules of the Nasdaq Stock Market LLC (“NASDAQ”), our board of directors (the “board”) has the authority, without any action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of capital stock. At December 31, 2019, there were 300.0 million shares of common stock authorized for issuance under our certificate of incorporation, 30.3 million shares of which were outstanding. At December 31, 2019, there were 20.0 million shares of preferred stock authorized for issuance under our certificate of incorporation, no shares of which were outstanding. Issuances of common stock or voting preferred stock would reduce the influence of our current stockholders over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in the rights of our current stockholders being subject to the prior rights of holders of that preferred stock.
Our common stock has relatively low trading volume, compared to many other public companies
Our common stock trades on the NASDAQ. Our average daily trading volume over these various mediums is relatively low, particularly when compared to many larger public companies. This low trading volume can cause our common stock price to fluctuate significantly, and can make it difficult for investors to buy or sell our common stock quickly and efficiently, compared to companies with a larger publicly traded float and higher average daily trading volumes.
Provisions in our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, may depress the trading price of our stock.
Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our stock by acting to discourage, delay or prevent a change of control of our company or changes in our board that the stockholders of our company may deem advantageous. These provisions:
•authorize the issuance of “blank check” preferred stock by our board to increase the number of outstanding shares to discourage a takeover attempt;
•provide for a classified board (three classes);
•provide that stockholders may only remove directors for cause;
•provide that any vacancy on our board, including a vacancy resulting from an increase in the size of the board, may only be filled by the affirmative vote of a majority of our directors then in office, even if less than a quorum;
•provide that a special meeting of stockholders may only be called by our board or by our chief executive officer;
•provide that action by written consent of the stockholders may be taken only if the board first approves such action, whenever the vote of stockholders is required at a meeting for any corporate action, the meeting and vote of stockholders may be dispensed with, and the action may be taken without such meeting and vote, if a written consent is signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at the meeting of stockholders; provided that, notwithstanding the foregoing, we will hold an annual meeting of stockholders in accordance with NASDAQ rules for so long as our shares are listed on the NASDAQ, and as otherwise required by the bylaws;
•provide that the board is expressly authorized to make, alter or repeal our bylaws; and
•establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2019, we do not own any property. We lease property in Arizona, California, Colorado, New York Iowa, and Illinois, for academic operations, corporate functions, enrollment services and student support services.
Our headquarters are located at 1811 E. Northrop Blvd, Chandler, Arizona, where we lease office space. We pay annual rent of approximately $1.7 million under the terms of the lease, which expires in September 2030.
We also lease office space at 8620 Spectrum Center Blvd, San Diego, California. This lease originally was to expire in February 2020, and we have chosen to extend our lease for a portion of the original leased space through December 2020. Under the terms of this extended lease our monthly rent will be approximately $0.2 million.
There are a few additional smaller facilities that we, and our subsidiaries, lease for office space and learning centers in Colorado, New York, California, Iowa, and Illinois.
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
Market Information
Our common stock is listed on NASDAQ under the symbol “ZVO.”
Holders of Record
As of February 14, 2020, there were 41 holders of record of our common stock. This figure does not include an indeterminate number of beneficial owners of our common stock whose shares are held of record by banks, brokers and other financial institutions.
Dividends
We have not paid any cash dividends on our common stock to date and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board and will depend upon our financial condition, operating results and capital requirements, any contractual restrictions related to our ability to pay dividends and such other factors as our board may deem appropriate.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.
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
The graph below compares the cumulative five-year total return provided shareholders on the Company's common stock relative to the cumulative total returns of the Russell 3000 index and two customized peer groups of three companies and four companies respectively, whose individual companies are listed in footnotes 1 and 2 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on December 31, 2014 and its relative performance is tracked through December 31, 2019.
(1) There are three companies included in the company's first customized peer group which are: American Public Education, Inc, Grand Canyon Education, Inc. and Strategic Education, Inc.
(2) The four companies included in the company's second customized peer group are: 2U, Inc., American Public Education, Inc., Grand Canyon Education, Inc. and Strategic Education, Inc.

Item 6. Selected Consolidated Financial Data.
The following selected consolidated financial and other data should be read in conjunction with Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our annual consolidated financial statements included elsewhere in this report. The consolidated statements of income (loss) data, consolidated balance sheets data, and consolidated other data set forth below as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 have been derived from our annual consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods. The risk factors set forth in Part I, Item 1A, “Risk Factors” also discuss material risks and uncertainties that could cause the data reflected below not to be indicative of our future financial condition or results of operations. We declared no cash dividends during the periods presented.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statements of Income (Loss) Data:	(In thousands, except per share data)
Revenue	$417,795	$443,373	$475,113	$523,518	$561,729
Operating income (loss)	$(56,597)	$(3,993)	$6,426	$(43,232)	$(42,295)
Net income (loss)	$(54,812)	$4,636	$9,111	$(33,051)	$(70,454)
Income (loss) per share:
Basic	$(1.86)	$0.17	$0.28	$(0.71)	$(1.54)
Diluted	$(1.86)	$0.17	$0.28	$(0.71)	$(1.54)

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheets Data:	(In thousands)
Cash, cash equivalents, restricted cash and investments	$95,039	$192,652	$207,591	$381,769	$373,987
Total assets	$250,138	$269,492	$284,636	$461,044	$506,938
Total stockholders' equity	$98,938	$127,614	$122,996	$276,670	$302,625

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Other Data:	(In thousands, except enrollment data)
Cash flows (used in) provided by:
Operating activities	$(46,086)	$(7,591)	$(4,075)	$11,083	$18,801
Investing activities	$(51,394)	$(3,546)	$43,684	$14,741	$51,287
Financing activities	$(567)	$(3,805)	$(166,418)	$(319)	$3,805

Period-end enrollment (1):	34,722	38,153	40,730	45,087	49,159
(1)  Amounts are for Ashford, which defines period-end enrollment as the number of active students on the last day of the financial reporting period. A student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided notice of withdrawal, or for new students who have completed their third week of attendance, and posted attendance in the fourth week.

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
Overview
Zovio is an education technology services company that partners with higher education institutions and employers to deliver innovative, personalized solutions to help learners and leaders achieve their aspirations. Our wholly-owned subsidiary, Ashford, is a regionally accredited academic institution, which delivers programs primarily online. Ashford offers associate’s, bachelor’s, master’s and doctoral programs. As of December 31, 2019, Ashford offered approximately 1,210 courses and approximately 90 degree programs. For additional information regarding our business, see Part I, Item 1, “Business.”
Key operating data
In evaluating our operating performance, our management focuses in large part on our revenue and operating income and period-end enrollment at Ashford. The following table, which should be read in conjunction with our annual consolidated financial statements included elsewhere in this report, presents our key operating data for each of the periods presented (in thousands, except for enrollment data):

	Year Ended December 31,
	2019	2018	2017
Consolidated Statement of Income (Loss) Data:
Revenue	$417,795	$443,373	$475,113
Operating income (loss)	$(56,597)	$(3,993)	$6,426

Consolidated Other Data:
Period-end enrollment (1)	34,722	38,153	40,730
(1) Amounts are for Ashford, which defines period-end enrollment as the number of active students on the last day of the financial reporting period. A student is considered active if the student has attended a class within the prior 15 days or is on an institutionally-approved break not to exceed 45 days, unless the student has graduated or provided notice of withdrawal, or for new students who have completed their third week of attendance, and posted attendance in the fourth week.
Key enrollment trends
Enrollment at Ashford decreased to 34,722 at December 31, 2019 as compared to 38,153 at December 31, 2018, representing a decrease of 9.0%.
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
We also believe the decline in enrollment is partially attributable to a general weakening in the overall education industry due in large part to increased regulatory scrutiny, as well as due to general strengthening of the economy which drives lower unemployment and increased competition. Additionally, as described below, we generally experience a seasonal increase in new enrollments during the first quarter of each year, subsequent to holiday break.
We continue to focus our efforts on first stabilizing and then restarting enrollment growth. We are also making investments in the workflow along the student lifecycle to better support our incoming and current students. One area in which we are experiencing positive enrollment trends is within the Education Partnerships programs with various employers. Some of these programs provide companies with the opportunity to offer their employees a way to pursue and complete a college degree without incurring any student debt. Enrollments in the Education Partnerships programs account for approximately 31% of our total enrollment as of December 31, 2019. Revenue derived from Education Partnerships is cash pay, and is therefore not considered federal student aid for purposes of calculations under the 90/10 rule.

Trends and uncertainties regarding revenue and continuing operations
Restructuring and impairment charges
We have implemented various restructuring plans to better align our resources with our business strategy and the related charges are recorded in the restructuring and impairment charges line item on our consolidated statements of income (loss). Changes to these estimates could have a material impact on the Company’s consolidated financial statements.
In October 2019, the Company approved and executed upon a plan of restructuring, which includes the elimination of approximately 300 current positions as well as other cost-saving measures. The Company recorded restructuring and impairment charges of $13.6 million during the fourth quarter of 2019, primarily consisting of one-time termination benefits for employee severance, benefits and related costs. This October 2019 restructuring plan is anticipated to reduce expenses by approximately $50.0 million to $55.0 million in 2020.
For information regarding the restructuring and impairment charges recorded, refer to Note 5, “Restructuring and Impairment Charges” to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Proposed conversion transaction
Ashford submitted the Change of Control Application to WSCUC seeking approval for the Conversion Transaction. On July 12, 2019, WSCUC notified Ashford that it had approved the Change of Control Application for the Conversion Transaction. The approval is subject to certain conditions which must be met prior to the close of the Conversion Transaction, including divestiture of financial and ownership interest in the Company by all Ashford officers and related parties and submission of a revised services agreement with respect to the Conversion Transaction, including the incorporation of key performance indicators into that agreement. WSCUC is also requiring a post-implementation site visit of Ashford within six months of the close of the Conversion Transaction. As part of the Conversion Transaction, Ashford would become an independent, self-governed, nonprofit institution. Following the Conversion Transaction, the Company will continue to operate as an education technology services company that will provide certain services to Ashford and potentially, in the future, to other customers. On the same date, WSCUC also notified Ashford that it had reaffirmed its accreditation for six years.
On October 7, 2019, the Company announced that in connection with the Conversion Transaction, the Department provided the Abbreviated Preacquisition Review Letter in response to the request for review made on July 15, 2019. The request for an abbreviated preacquisition review was made in accordance with Department procedures pursuant to which the Department provides information about conditions it intends to impose in connection with the continued participation in federal Title IV student financial aid programs by the applicant following a change in ownership.
In the Abbreviated Preacquisition Review Letter, along with other conditions, the Department indicated that it would require the posting of the 25% LOC. The 25% LOC would require coverage for 12 months, unless extended or replaced as determined by the Department.
The Company and the trustees of Ashford and AU NFP have taken steps, including Ashford’s formation of a special independent negotiating committee, to protect Ashford’s and AU NFP’s independence in considering the Conversion Transaction in order to enable Ashford and AU NFP to act in the best interests of Ashford and its students.
In furtherance of the Conversion Transaction, on December 30, 2019, the Company and AU NFP entered into the LOI contemplating that the Company, Ashford and AU NFP would enter into an agreement and plan of conversion pursuant to which the Company, in exchange for $1.00 and entry into a Services Agreement, would cause Ashford to separate from the Company through a series of conversion and merger transactions ultimately resulting in Ashford (inclusive of all of the operations and assets constituting Ashford) being independently owned and operated by AU NFP. The Company would retain the assets and contracts related to, and continue to operate, its educational technology and services business, including all employees and assets necessary to perform the services contemplated by the Services Agreement. The parties also contemplate entering into a transition services agreement, pursuant to which the Company would provide identified services to AU NFP for a period of up to five years in exchange for which AU NFP would pay to the Company its direct cost charges incurred in providing such services.
For additional information regarding the proposed structural changes, refer to “Business - Proposed Changes in the Structure of our Operations” to our consolidated financial statements included in Part I, Item 1 of this Form 10-K.
Acquisition of Fullstack Academy
On April 1, 2019, we acquired Fullstack, a Delaware corporation, pursuant to an Agreement and Plan of Reorganization entered into by the parties on March 12, 2019 (the “Fullstack Acquisition”). Following the Fullstack Acquisition, Fullstack

became a wholly-owned subsidiary of the Company. Fullstack is an innovative web development school offering immersive technology bootcamps.
For information refer to Note 3, “Business Combinations” to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Acquisition of TutorMe
On April 3, 2019, we acquired TutorMe, a California corporation, pursuant to an Agreement and Plan of Reorganization entered into by the parties on April 3, 2019 (“TutorMe Acquisition”). TutorMe is an online education platform that provides 24/7 on-demand tutoring and online courses. Following the TutorMe Acquisition, TutorMe became a wholly-owned subsidiary of the Company.
For information refer to Note 3, “Business Combinations” to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Valuation allowance
We recognize deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, we evaluate factors including the ability to generate future taxable income from reversing taxable temporary differences, and forecasts of financial and taxable income or loss. The cumulative loss incurred over the three-year period ended December 31, 2019 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. Such objective evidence limited our ability to consider in our evaluation other subjective evidence such as our projections for future growth. On the basis of our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against our deferred tax assets should continue to be maintained as of December 31, 2019.
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
Costs and expenses
The following is a description of the costs included in each of our current expense categories:
Instructional costs and services consist primarily of costs related to the administration and delivery of Ashford's educational programs. This expense category includes compensation for online faculty and administrative personnel, curriculum and new program development costs, financial aid processing costs, technology license costs, bad debt expense and costs associated with other support groups that provide services directly to the students. Instructional costs and services also include an allocation of information technology, facility, depreciation and amortization costs.
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
Legal settlement expense has primarily been comprised of (i) charges related to the cost of resolution of the previously disclosed civil investigative demands (ii) the estimate of amounts to resolve the previously disclosed investigative subpoenas and (iii) the cost to settle a wage and hour dispute.
Restructuring and impairment charges are primarily comprised of (i) charges related to the write-off of certain fixed assets, (ii) student transfer costs, (iii) severance costs related to headcount reductions and (iv) estimated lease losses related to facilities vacated or consolidated.
Factors Affecting Comparability
We believe the following factors have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:
Seasonality
Our operations are generally subject to seasonal trends. We generally experience a seasonal increase in new enrollments during the first quarter of each year, subsequent to holiday break, as well as during the third quarter each year, when most other colleges and universities begin their fall semesters. While we enroll students throughout the year, our fourth quarter revenue generally is lower than other quarters due to the holiday break in December, with an increase in the first quarter of each year
Adoption of new accounting standards
As discussed in Part II, Item 8. Financial Statements, Note 2, “Summary of Significant Accounting Policies - Recent Accounting Pronouncements” we changed our method of accounting for leases in fiscal year 2019 due to the adoption of the new leases standard. We adopted the new leases standard using the modified retrospective approach.
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
We generate the majority of our revenue from tuition, technology fees, and digital materials related to students whose primary funding source is governmental funding. Tuition represents amounts charged for course instruction, and technology fees represent amounts charged for the students’ use of the technology platform on which course instruction is delivered. Digital materials fees represent amounts charged for the digital textbooks that accompany the majority of courses taught at Ashford. With the exception of students attending courses within the three-week conditional admission period at Ashford, the majority of tuition and technology fees are recognized as revenue as control of the services is transferred to the student, which occurs over the applicable period of instruction. Similarly, the majority of digital materials fees are recognized as revenue when control of the product has been transferred to the student, which occurs when the student is granted unrestricted access to the digital textbook, generally, on the first day of the course. Revenue generated from students within the conditional admission period is deferred and recognized when the student matriculates into the institution, which occurs in the fourth week of the course.
Ashford's online students generally enroll in a program that encompasses a series of five to six-week courses that are taken consecutively over the length of the program. With the exception of those students under conditional admission and students enrolled under the FTG program, online students are billed on a payment period basis on the first day of a course. Students under conditional admission are billed for the payment period upon matriculation.
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
In certain cases, Ashford provides scholarships to students who qualify under various programs. These scholarships are recognized as direct reductions of revenue consistent with the timing of recognition associated with the related performance obligations. Also, for some customers, we do not expect to collect 100% of the consideration to which we are contractually entitled and, as a result, those customers may receive discounts or price adjustments that, based on historical practice, represent implied price concessions and are accounted for as variable consideration. The majority of these price concessions relate to amounts charged to students for goods and services, which management has determined will not be covered by the student’s primary funding source (generally, government aid) and, as a result, the student will become directly financially responsible for them. The reduction in the transaction price that results from this estimate of variable consideration reflects the amount we do not expect to be entitled to in exchange for the goods and services it will transfer to the students, as determined using historical experience and current factors, and includes performing a constraint analysis. These estimates of variable consideration are recorded as direct reductions of revenue consistent with the timing of recognition associated with the related performance obligation.
A portion of tuition revenue, technology fee revenue, and digital materials revenue is generated from contracts with students enrolled under the corporate FTG program, which is a 12-month grant that, when combined with a corporate partner’s annual tuition assistance program, enables eligible students to earn their degree without incurring student loan debt. Students enrolled under this program are eligible to take up to ten undergraduate or eight graduate courses per 12-month grant period and must first utilize 100% of the funds awarded under their employer’s annual tuition assistance program before they can be awarded the FTG grant. The grants awarded by Ashford under the FTG program are considered a material right, and, as such, we record a contract liability for a portion of the consideration received or due under these contracts. The contract liability is recorded in deferred revenue and student deposits on our consolidated balance sheets, and further discussed in the paragraph on deferred revenue below. The standalone selling price of the material right is determined based on the observable standalone selling price of the courses. The transaction price in each FTG contract is allocated to this material right on a relative standalone selling price basis. The contract liability is recognized as revenue at the earlier of satisfaction of the future obligation or contract termination. There are no material differences between the timing of the products and services transferred and the payment terms.
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
Goodwill and Intangible Assets
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
We reassessed our reporting units in 2019, noting that there are three distinct reporting units including (i) Zovio (which includes Ashford), (ii) Fullstack and (iii) TutorMe. During the third quarter of 2019, our qualitative assessment of goodwill and indefinite-lived intangible assets under ASC 350, Intangibles - Goodwill and Other, indicated triggering events in the Zovio reporting unit. There were no impairment indicators in the Fullstack or TutorMe reporting units. The impairment indicator for Zovio included a sustained declining stock price, which indicated the fair value of the Zovio reporting unit was potentially less than the carrying amount. Consequently, we then performed Step 1 of the impairment test and assessed the fair value of the Zovio reporting unit and determined that the Zovio reporting unit was less than its carrying value. The Company early adopted ASU 2017-04, Simplifying the accounting for goodwill impairment, as of January 1, 2017. The Company recorded $0.7 million of impairment as of December 31, 2019.
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
Impairment of long-lived assets
We assess potential impairment to our long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded if the carrying amount of the long-lived asset is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds fair value, and is recorded as a reduction in the carrying value of the related asset and an expense to operating results.
During the third quarter of 2019, the qualitative assessment of long-lived assets under ASC 360, Property and Equipment, indicated impairment indicators. We then performed an undiscounted cash flow analysis, noting that the related assets were recoverable. As such, no impairment in long-lived assets is deemed necessary as of December 31, 2019.

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
Stock-based compensation
We have granted options to purchase our common stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) to eligible persons under our 2009 Stock Incentive Plan. We also awarded contingent shares of the Company’s common stock for future service during our acquisitions. The benefits provided by these awards are share-based payments and are recorded in our consolidated statements of income (loss) based upon their fair values.
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

Results of Operations
The following table sets forth our consolidated statements of income (loss) data as a percentage of revenue for each of the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	50.2%	49.1%	49.5%
Admissions advisory and marketing	40.9%	38.1%	36.9%
General and administrative	17.3%	11.9%	10.0%
Legal settlement expense	—%	0.0%	0.4%
Restructuring and impairment charges	5.1%	1.8%	1.8%
Total costs and expenses	113.5%	100.9%	98.6%
Operating income (loss)	(13.5)%	(0.9)%	1.4%
Other income, net	0.2%	0.2%	0.3%
Income (loss) before income taxes	(13.3)%	(0.7)%	1.7%
Income tax expense (benefit)	(0.2)%	(1.7)%	(0.2)%
Net income (loss)	(13.1)%	1.0%	1.9%
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenue. Our revenue for the year ended December 31, 2019 and 2018, was $417.8 million and $443.4 million, respectively, representing a decrease of $25.6 million, or 5.8%. The decrease between periods was primarily due to a decrease of 6.9% in average weekly enrollment from 40,133 students for the year ended December 31, 2018 to 37,378 students for the year ended December 31, 2019. As a result of the decrease in enrollments, tuition revenue for the year ended December 31, 2019 decreased by approximately $8.9 million or 1.7%, as compared to the year ended December 31, 2018. In addition, technology fee revenue decreased by $1.2 million, as well as a decrease in net revenue generated from course digital materials of approximately $0.8 million. The decrease in revenue between periods was also due to higher scholarships for the period, an increase of $25.4 million, year over year. The overall decrease was partially offset by an increase in net revenue from recently acquired subsidiaries of $10.4 million, as well as the tuition increase effective January 1, 2019.
Instructional costs and services. Our instructional costs and services for the year ended December 31, 2019 and 2018, were $209.7 million and $217.7 million, respectively, representing a decrease of $8.0 million, or 3.7%. In addition to the decline in enrollment, headcount within instructional costs and services decreased year over year, and the overall decrease in expense is consistent with the continued efforts to improve operating expense management. Specific decreases between periods primarily include bad debt expense of $6.6 million, corporate support services of $5.4 million, direct compensation of $3.0 million, and instructor fees of $1.5 million. These decreases were partially offset by increases in instructional supplies of $2.9 million, other subsidiary costs of $2.9 million, facilities costs of $1.6 million and professional fees of $1.1 million.
Our instructional costs and services, as a percentage of revenue, for the year ended December 31, 2019 and 2018, were 50.2% and 49.1%, respectively, representing an increase of 1.1%. This increase primarily included increases in instructional supplies of 0.7%, other subsidiary costs of 0.7%, facilities costs of 0.6%, information technology costs of 0.4%, direct compensation of 0.4%, and professional fees of 0.3%. These increases were partially offset by decreases in bad debt expense of 1.3% and corporate support services of 0.8%. As a percentage of revenue, bad debt expense decreased to 3.9% for the year ended December 31, 2019, compared to 5.2% for the year ended December 31, 2018.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the year ended December 31, 2019 and 2018, were $170.8 million and $168.8 million, respectively, representing an increase of $2.1 million, or 1.2%. Specific factors contributing to the overall increase between periods were primarily due to increases in corporate support services of $5.2 million, other subsidiary costs of $3.9 million and facilities costs of $0.8 million. The overall increase was partially offset by decreases in compensation of $6.6 million, advertising costs of $0.7 million, information technology costs of $0.3 million, and transaction costs (relating to the conversion and separation of Ashford) of $0.3 million.
Our admissions advisory and marketing expenses, as a percentage of revenue, for the year ended December 31, 2019 and 2018, were 40.9% and 38.1%, respectively, representing an increase of 2.8%. This increase primarily included increases in corporate support services of 1.1%, advertising costs of 0.9%, other subsidiary costs of 0.9% and professional fees of 0.4%, partially offset by a decrease in compensation of 0.6%.
General and administrative. Our general and administrative expenses for the year ended December 31, 2019 and 2018, were $72.4 million and $53.0 million, respectively, representing an increase of $19.4 million, or 36.7%. The increase between periods was primarily due to increases in administrative compensation of $12.7 million (including equity award mix and acquisition stock compensation), acquisition costs of $6.6 million, amortization of $2.5 million, other administrative costs of $1.9 million, professional fees of $1.6 million, and facilities costs of $1.4 million. These increases were partially offset by decreases in other subsidiary costs of $6.9 million.
Our general and administrative expenses, as a percentage of revenue, for the year ended December 31, 2019 and 2018, were 17.3% and 11.9%, respectively, representing an increase of 5.4%. This increase is mainly due to increases in administrative compensation of 3.5%, acquisition costs of 1.6%, other administrative costs of 0.7%, amortization of 0.6%, professional fees of 0.6%, facilities costs of 0.4%, partially offset by a decrease in other subsidiary costs of 1.6% and transaction costs (relating to the conversion and separation of Ashford) of 0.3%.
Legal settlement expense. For the year ended December 31, 2019, there were no legal settlement expenses, as compared to $0.1 million for the year ended December 31, 2018.
Restructuring and impairment charges. Our restructuring and impairment charges for the year ended December 31, 2019 were $21.5 million, as compared to $7.8 million for the year ended December 31, 2018, representing an increase of $13.7 million. The charges for the year ended December 31, 2019 were comprised of $2.3 million of lease exit costs for properties in San Diego and Denver, $18.7 million relating to severance costs for wages and benefits resulting from a reduction in force, and $0.7 million for asset impairments, offset by a credit to student transfer agreement costs of $0.2 million.
Other income, net. Our other income, net, for the year ended December 31, 2019 was $1.0 million, as compared to other income, net, of $1.0 million for the year ended December 31, 2018. The balance at December 31, 2019 was primarily a result of decreased interest income due to changes in the levels of average cash and cash equivalents and investment balances.
Income tax benefit. Income tax benefit for the year ended December 31, 2019 was $0.8 million as compared to income tax benefit of $7.6 million for the year ended December 31, 2018, or a decrease of $6.8 million in income tax benefit. Income tax benefit was recognized at effective tax rates of 1.4% and 257.4% for the years ended December 31, 2019 and 2018, respectively. The income tax benefit at December 31, 2019 is mainly attributable to a tax benefit of $2.3 million as a result of a release of valuation allowance associated with the acquisitions of Fullstack and TutorMe, offset by $1.4 million of unrecognized income tax benefit to the IRS audit examination.
Net income (loss). Our net loss for the year ended December 31, 2019 was $54.8 million compared to net income of $4.6 million for the year ended December 31, 2018, a $59.4 million decrease in net income as a result of the factors discussed above.
For a discussion of the financial results of operations for the fiscal year ended December 31, 2018 compared to the fiscal year ended December 31, 2017, refer to Part I, Item 7 of our 2018 Form 10-K filed with the SEC on March 12, 2019 which discussion is incorporated herein by reference and which is available free of charge on the SECs website at www.sec.gov.
Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the years ended December 31, 2019 and 2018 through cash on hand. Our cash and cash equivalents at December 31, 2019 and 2018, were $69.3 million and $166.3 million, respectively, which can be used for operating activities or capital expenditures. Additionally, at December 31, 2019 and 2018, we had restricted cash of $23.3 million and $24.3 million, respectively, as well as investments of $2.5 million and $2.1 million, respectively. With the funds available to us as of December 31, 2019, we believe that these resources will be sufficient to fund operations for a reasonable time period.
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

Stock repurchase programs
The board may authorize us to repurchase outstanding shares of its common stock from time to time in the open market through block trades or otherwise depending on market conditions and other considerations, pursuant to the applicable rules of the SEC. The Company's policy is to retain these repurchased shares as treasury shares and not to retire them. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. The timing and extent of any repurchases will depend upon market conditions, the trading price of our shares and other factors, and subject to the restrictions relating to volume, price and timing under applicable law. We may commence or suspend share repurchases at any time or from time to time.
Available borrowing facilities
We had no borrowings outstanding as of December 31, 2019. The Company had issued letters of credit that are collateralized with cash in the aggregate amount of $16.7 million, which is included as restricted cash as of December 31, 2019.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. As of December 31, 2019, the Company's total available surety bond facility was $8.5 million and the surety had issued bonds under the facility totaling $8.2 million on the Company's behalf.
Title IV and other governmental funding
Ashford derives the substantial majority of its respective cash revenues from students who enroll and are eligible for various federal student financial assistance programs authorized under Title IV of the Higher Education Act. In the year ended December 31, 2019, Ashford derived 72.4% of their respective cash revenues from Title IV program funds, calculated in accordance with applicable Department regulations. Ashford is subject to significant regulatory scrutiny as a result of numerous standards that must be satisfied in order to participate in Title IV programs. For additional information regarding Title IV programs and the regulation thereof, see “Regulation” in Item 1, “Business”. The balance of revenues derived by Ashford is from government tuition assistance programs for military personnel, including veterans, payments made in cash by individuals, reimbursement from corporate partnerships and private loans from third parties. For additional information, see the section entitled “Student Financing” in Item 1, “Business”.
If we were to become ineligible to receive Title IV and other governmental funding, our liquidity would be significantly impacted. The timing of disbursements under Title IV programs is based on federal regulations and our ability to successfully and timely arrange financial aid for Ashford's students. Title IV funds are generally provided in multiple disbursements before we earn a significant portion of tuition and fees and incur related expenses over the period of instruction. Students must apply for new loans and grants each academic year. These factors, together with the timing at which Ashford's students begin their programs, affect our revenues and operating cash flow.
Financial responsibility
For the fiscal year ended December 31, 2018, the consolidated composite score calculated was 2.2, satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy in order to participate in Title IV programs. We expect the consolidated composite score to be 0.7 for the year ended December 31, 2019. However, the consolidated calculation is subject to determination by the Department once it receives and reviews our audited financial statements for the year ended December 31, 2019. Additionally, for the year ended December 31, 2019, the composite score at Ashford is higher than the consolidated score. For additional information, see “Regulation — Department Regulation of Title IV Programs — Financial responsibility” in Part I, “Business.”
Operating activities
Net cash used in operating activities was $46.1 million, $7.6 million, and $4.1 million, for 2019, 2018 and 2017, respectively. The increase in the net cash used in operating activities of $38.5 million from 2018 to 2019 was primarily due to a decrease in net income of $59.4 million, decrease in provisions for bad debt of $6.6 million, and deferred revenue of $4.5 million, mainly due to lower average enrollments. These changes were partially offset by an increase in accounts payable and accrued liabilities of $14.1 million as compared to prior year, as a result of the changes in rent payments now classified under ASC 842, a smaller fluctuation in the accounts receivable balance in the current year which resulted in an increase of $8.5 million, and an increase of $9.1 million captured in the change in other liabilities year over year, mainly due to the release of uncertain tax positions during the current year.
The increase in the net cash used in of $3.5 million from 2017 to 2018 was primarily due to a decrease in net income of $4.5 million, decrease in provisions for bad debt of $4.2 million (partially due to the impact of ASC 606, and net of the change in accounts receivable), and the releases of uncertain tax positions during the current year that is in the change of other liabilities. These changes were offset by a greater decrease in prepaids and other current assets during 2018 versus 2017, resulting in an increase in cash provided by operating activities of $3.9 million, and a decrease in other assets (net of long-term restricted cash, which included in other assets) as a result of a decrease in long term prepaids, resulting in an increase in cash provided by operating activities of $2.8 million. In addition, there was a lower decrease in accounts payable and accrued liabilities than in prior year of $0.7 million, due to overall operating expense decreasing year over year.
We expect to generate cash from our operating activities in the foreseeable future.
Investing activities
Net cash used in investing activities was $51.4 million and $3.5 million for 2019 and 2018, respectively, and net cash provided by investing activities was $43.7 million for 2017. During 2019, $19.5 million of net cash used in investing activities was due to cash paid for acquisitions, net of cash acquired. During 2019, we purchased $0.1 million of investments, had no sales or maturities of investments, and had $0.8 million of capitalized costs for intangible assets. This is compared to purchases of investments of $1.1 million, sales of investments of $0.9 million, no maturities of investments, and $0.9 million of capitalized costs for intangible assets in 2018. For 2017, we purchased $0.3 million of investments, had sales of investments of $0.2 million, maturities of investments of $47.7 million and capitalized costs for intangible assets of $0.6 million. Capital expenditures were $31.0 million, $2.6 million and $3.4 million for 2019, 2018 and 2017, respectively, with the increase during the current year mainly due to the new corporate headquarters in Chandler, AZ.
For the year ending December 31, 2020, we expect our capital expenditures to be approximately $9.0 million.
Financing activities
Net cash used in financing activities was $0.6 million, $3.8 million and $166.4 million for 2019, 2018 and 2017, respectively. During 2019, net cash used in financing activities was primarily due to tax withholdings related to vesting of restricted stock awards of $0.8 million, partially offset by proceeds from the issuance of stock under employee stock purchase plan of $0.2 million. During 2018, net cash used in financing activities was primarily due to the repurchases of common stock of $2.4 million, cash used for tax withholdings related to net exercise of stock options of $1.1 million, and cash used for the tax withholdings related to vesting of restricted stock awards of $0.9 million, partially offset by cash provided by option exercises of $0.5 million. During 2017, cash used in financing activities was primarily due to the repurchases of common stock of $168.7 million, and cash used for tax withholdings related to vesting of restricted stock awards of $1.9 million, partially offset by cash provided by option exercises of $3.8 million.
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

Off-Balance Sheet Arrangements and Significant Contractual Obligations
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. We entered into a surety bond facility with an insurance company to provide such bonds when required. As of December 31, 2019, our total available surety bond facility was $8.5 million and the surety had issued bonds totaling $8.2 million on our behalf under such facility.
The following table sets forth, as of December 31, 2019, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
	Total	2020	2021	2022	2023	2024	Thereafter
	(In thousands)
Operating lease obligations	$65,834	$10,357	$8,315	$5,582	$4,605	$4,298	$32,677
Other contractual obligations	63,613	23,196	13,126	10,151	8,132	4,904	4,104
Uncertain tax positions	102	—	102	—	—	—	—
Total	$129,549	$33,553	$21,543	$15,733	$12,737	$9,202	$36,781
Segment Information
We operate in one reportable segment as an education technology services company, using a core infrastructure which serves primarily the curriculum and educational delivery needs of Ashford's students, regardless of geography. Our chief operating decision maker, our Chief Executive Officer and President, manages our operations as a whole, and our chief operating decision maker does not evaluate expenses or operating income information on a component level.
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of December 31, 2019, we had no outstanding borrowings.
Our future investment income may fall short of expectations due to changes in interest rates. At December 31, 2019, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ZOVIO INC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Zovio Inc:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Zovio Inc and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Changes in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB ASC 842, Leases, using the modified retrospective approach.
As discussed in Note 2 to the financial statements, effective January 1, 2018, the Company adopted FASB ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 20, 2020
We have served as the Company's auditor since 2016.

ZOVIO INC
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$69,280	$166,307
Restricted cash	23,257	18,619
Investments	2,502	2,068
Accounts receivable, net	34,951	27,015
Prepaid expenses and other current assets	20,524	18,255
Total current assets	150,514	232,264
Property and equipment, net	34,294	16,860
Operating lease assets	18,615	—
Goodwill and intangibles, net	44,419	12,441
Other long-term assets	2,296	7,927
Total assets	$250,138	$269,492
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$68,160	$62,792
Deferred revenue and student deposits	55,284	63,834
Total current liabilities	123,444	126,626
Rent liability	22,409	3,183
Lease financing obligation	—	8,634
Other long-term liabilities	5,347	3,435
Total liabilities	151,200	141,878
Commitments and contingencies (see Note 21)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 65,695 and 65,289 issued, and 30,327 and 27,168 outstanding, at December 31, 2019 and 2018, respectively	660	653
Additional paid-in capital	192,413	205,157
Retained earnings	375,180	429,992
Treasury stock, 35,368 and 38,121 shares at cost at December 31, 2019 and 2018, respectively	(469,315)	(508,188)
Total stockholders' equity	98,938	127,614
Total liabilities and stockholders' equity	$250,138	$269,492
The accompanying notes are an integral part of these consolidated financial statements.

ZOVIO INC
Consolidated Statements of Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$417,795	$443,373	$475,113
Costs and expenses:
Instructional costs and services	209,730	217,700	235,390
Admissions advisory and marketing	170,791	168,751	175,389
General and administrative	72,406	52,980	47,381
Legal settlement expense	—	141	1,845
Restructuring and impairment charges	21,465	7,794	8,682
Total costs and expenses	474,392	447,366	468,687
Operating income (loss)	(56,597)	(3,993)	6,426
Other income, net	1,015	1,047	1,511
Income (loss) before income taxes	(55,582)	(2,946)	7,937
Income tax benefit	(770)	(7,582)	(1,174)
Net income (loss)	$(54,812)	$4,636	$9,111

Income (loss) per share:
Basic	$(1.86)	$0.17	$0.28
Diluted	$(1.86)	$0.17	$0.28
Weighted average number of common shares outstanding used in computing income (loss) per share:
Basic	29,492	27,135	32,058
Diluted	29,492	27,563	32,794
The accompanying notes are an integral part of these consolidated financial statements.

ZOVIO INC
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(54,812)	$4,636	$9,111
Other comprehensive gain, net of tax:
Unrealized gains on investments	—	—	1
Comprehensive income (loss)	$(54,812)	$4,636	$9,112
The accompanying notes are an integral part of these consolidated financial statements.

ZOVIO INC
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain/(Loss)	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2016	64,035	$641	$195,854	$417,245	$(1)	$(337,069)	$276,670
Stock-based compensation	—	—	3,632	—	—	—	3,632
Exercise of stock options	537	5	3,843	—	—	—	3,848
Stock issued under employee stock purchase plan	34	1	288	—	—	—	289
Stock issued under stock incentive plan, net of shares held for taxes	281	2	(1,862)	—	—	—	(1,860)
Repurchase of common stock	—	—	—	—	—	(168,695)	(168,695)
Net income	—	—	—	9,111	—	—	9,111
Unrealized gains on investments, net of tax	—	—	—	—	1	—	1
Balance at December 31, 2017	64,887	649	201,755	426,356	—	(505,764)	122,996
Adoption of accounting standards	—	—	—	(1,000)	—	—	(1,000)
Stock-based compensation	—	—	4,787	—	—	—	4,787
Exercise of stock options	122	2	453	—	—	—	455
Net share settlement of stock options	—	—	(1,097)	—	—	—	(1,097)
Stock issued under employee stock purchase plan	34	—	210	—	—	—	210
Stock issued under stock incentive plan, net of shares held for taxes	246	2	(951)	—	—	—	(949)
Repurchase of common stock	—	—	—	—	—	(2,424)	(2,424)
Net income	—	—	—	4,636	—	—	4,636
Balance at December 31, 2018	65,289	653	205,157	429,992	—	(508,188)	127,614
Stock-based compensation	—	—	12,340	—	—	—	12,340
Exercise of stock options	6	1	59	—	—	—	60
Stock issued under employee stock purchase plan	78	1	191	—	—	—	192
Stock issued under stock incentive plan, net of shares held for taxes	322	2	(821)	—	—	—	(819)
Issuance of shares in acquisition	—	3	(24,513)	—	—	38,873	14,363
Net loss	—	—	—	(54,812)	—	—	(54,812)
Balance at December 31, 2019	65,695	$660	$192,413	$375,180	$—	$(469,315)	$98,938
The accompanying notes are an integral part of these consolidated financial statements.

ZOVIO INC
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$(54,812)	$4,636	$9,111
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debts	16,252	22,834	30,294
Depreciation and amortization	10,229	6,786	8,863
Amortization of premium/discount	—	—	20
Deferred income taxes	(36)	(19)	(600)
Stock-based compensation	12,340	4,787	3,632
Noncash lease expense	19,261	—	—
Net loss (gain) on marketable securities	(308)	89	(274)
Reassessment of lease charges	558	2,943	5,829
Loss on disposal or impairment of fixed assets	208	1,406	864
Loss on impairment of goodwill and intangibles	670	495	—
Changes in operating assets and liabilities:
Accounts receivable	(18,537)	(27,007)	(30,343)
Prepaid expenses and other current assets	3,874	4,133	280
Other long-term assets	(7)	2,843	(3,066)
Accounts payable and accrued liabilities	1,939	(12,190)	(12,908)
Deferred revenue and student deposits	(11,099)	(6,598)	(5,605)
Operating lease liabilities	(22,967)	—	—
Other liabilities	(3,651)	(12,729)	(10,172)
Net cash used in operating activities	(46,086)	(7,591)	(4,075)
Cash flows from investing activities
Capital expenditures	(31,029)	(2,581)	(3,387)
Purchases of investments	(126)	(1,067)	(315)
Capitalized costs for intangible assets	(750)	(873)	(553)
Cash paid for acquisitions, net of cash acquired	(19,489)	—	—
Sales of investments	—	975	214
Maturities of investments	—	—	47,725
Net cash (used in) provided by investing activities	(51,394)	(3,546)	43,684
Cash flows from financing activities
Proceeds from exercise of stock options	60	455	3,848
Tax withholdings related to net exercise of stock options	—	(1,097)	—
Proceeds from the issuance of stock under employee stock purchase plan	192	210	289
Tax withholding on issuance of stock awards	(819)	(949)	(1,860)
Repurchase of common stock	—	(2,424)	(168,695)
Net cash used in financing activities	(567)	(3,805)	(166,418)
Net decrease in cash, cash equivalents and restricted cash	(98,047)	(14,942)	(126,809)
Cash, cash equivalents and restricted cash at beginning of period	190,584	205,526	332,335
Cash, cash equivalents and restricted cash at end of period	$92,537	$190,584	$205,526

Supplemental disclosure of cash flow information:
Cash paid for interest	$106	$73	$65
Cash (received) paid for income taxes, net	$(1,468)	$(3,380)	$387

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$721	$25	$379
Issuance of common stock for vested restricted stock units	$2,679	$2,760	$4,779
Property and equipment under build-to-suit leases	$—	$9,861	$—
Consideration for acquisition in accounts payable and accrued liabilities	$441	$—	$—
Issuance of common stock for acquisitions	$14,363	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

ZOVIO INC
Notes to Annual Consolidated Financial Statements
1. Nature of Business
Zovio Inc (the “Company”), formerly known as Bridgepoint Education, Inc., is a Delaware corporation, and is an education technology services company that partners with higher education institutions and employers to deliver innovative, personalized solutions to help learners and leaders achieve their aspirations. One of its wholly owned subsidiaries, Ashford University® (“Ashford”), is a regionally accredited academic institution, which delivers programs primarily online. Ashford offers associate’s, bachelor’s, master’s and doctoral programs.
On April 1, 2019, the Company acquired Fullstack Academy, Inc, (“Fullstack”) and on April 3, 2019, the Company acquired TutorMe.com, Inc. (“TutorMe”), which became wholly-owned subsidiaries of the Company. The operating results of Fullstack and TutorMe subsequent to the acquisition dates have been included in the Company's consolidated results of operations. For further information regarding the acquisitions, refer to Note 3, “Business Combinations” to the consolidated financial statements.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.
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

	As of December 31,
	2019	2018	2017
Cash and cash equivalents	$69,280	$166,307	$185,098
Restricted cash, current	23,257	18,619	20,428
Restricted cash, long-term	—	5,658	—
Total cash, cash equivalents and restricted cash	$92,537	$190,584	$205,526
Investments
The Company has historically held investments that consisted of mutual funds, corporate notes and bonds, and certificates of deposit. As of December 31, 2019, the Company held investments solely in mutual funds. The Company's investments are denominated in U.S. dollars, are investment grade and are readily marketable. The Company considers as current assets those investments which will mature or are likely to be sold in less than one year.
The Company classifies its investments as either trading, available-for-sale or held-to-maturity. Trading securities are those bought and held principally to sell in the short-term, with gains or losses from changes in fair value flowing through

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
current earnings. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of comprehensive income (loss) and stockholders’ equity. Held-to-maturity securities would be carried at amortized cost. Amortization of premiums, accretion of discounts, interest, and realized gains and losses are included in other income, net in the consolidated statements of income (loss).
The Company regularly monitors and evaluates the realizable value of its investments. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company would record a charge to other income, net in the consolidated statements of income (loss).
Deferred Compensation
The Company has a deferred compensation plan, into which eligible participants can defer a maximum of 80% of their regular compensation and a maximum of 100% of their incentive compensation. The amounts deferred by the participant under this plan are credited with earnings or losses based upon changes in values of participant elected notional investments. Each participant is fully vested in the participant amounts deferred. The Company may make contributions that will generally vest according to a four-year vesting schedule. After four years of service, participants become fully vested in the employer contributions upon reaching normal retirement age, death, disability or a change in control. The Company's obligations under the deferred compensation plan totaled $1.8 million and $1.5 million as of December 31, 2019 and 2018, respectively, and are included in other long-term liabilities in the consolidated balance sheets. The Company's assets relating to the deferred compensation plan totaled $2.5 million and $2.1 million as of December 31, 2019 and 2018, respectively, and are included in investments in the consolidated balance sheets.
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

ZOVIO INC
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
Leases
In accordance with Accounting Standard Update (“ASU”) 2016-02, Leases (ASC 842) (“ASC 842”), leases are evaluated and classified as either operating or finance leases. The Company does not have any finance leases. The Company’s operating leases are included in operating lease assets, accounts payable and accrued liabilities, and rent liability on the consolidated balance sheets. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on information available at the date of adoption in calculating the present value of its existing lease payments. The incremental borrowing rate is determined using the U.S. Treasury rate adjusted to account for the Company’s credit rating and the collateralized nature of operating leases. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line method over the term of the lease.
For further information regarding the implementation of the lease guidance, refer to “Recent Accounting Pronouncements” below.
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
During the third quarter of 2019, the Company's qualitative assessment of long-lived assets under ASC 360, Property and Equipment, indicated impairment indicators. The Company then performed an undiscounted cash flow analysis, noting that the related assets were recoverable. No changes in circumstances have occurred since that assessment, and as such, no impairment in the Company’s long-lived assets is deemed necessary as of December 31, 2019.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
Goodwill and Indefinite-Lived Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter of each fiscal year, or more frequently if events and circumstances warrant. The Company early adopted ASU 2017-04, Simplifying the accounting for goodwill impairment, as of January 1, 2017. To evaluate the impairment of goodwill, the Company first assesses qualitative factors, such as deterioration in general economic conditions or negative company financial performance, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. To evaluate the impairment of the indefinite-lived intangible assets, the Company assesses the fair value of the assets to determine whether they were greater or less than the carrying values. Determining the fair value of indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions are inherently uncertain and may include such items as growth rates used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and a determination of appropriate market comparables.
The Company has reassessed its reporting units in 2019, noting that it has three distinct reporting units including (i) Zovio (which includes Ashford), (ii) Fullstack and (iii) TutorMe. During the third quarter of 2019, the Company's qualitative assessment of goodwill and indefinite-lived intangible assets under ASC 350, Intangibles - Goodwill and Other, indicated triggering events in its Zovio reporting unit. There were no impairment indicators in the Fullstack or TutorMe reporting units. The impairment indicator for Zovio included a sustained declining stock price, which indicated the fair value of the Zovio reporting unit was potentially less than the carrying amount. The Company recorded $0.7 million of impairment as of December 31, 2019.
The Company's assessment of indefinite-lived intangible assets during the fourth quarter of fiscal 2019 also resulted in no impairment of its indefinite-lived intangibles. The Company also has definite-lived intangible assets, which primarily consist of purchased intangibles and capitalized curriculum development costs. The definite-lived intangible assets are recognized at cost less accumulated amortization. Amortization is computed using the straight-line method based on estimated useful lives of the related assets.
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
The Company generates the majority of its revenue from tuition, technology fees, and digital materials related to students whose primary funding source is governmental funding. Tuition represents amounts charged for course instruction, and technology fees represent amounts charged for the students’ use of the technology platform on which course instruction is delivered. Digital materials fees represent amounts charged for the digital textbooks that accompany the majority of courses taught at the Company’s institution. With the exception of students attending courses within the three-week conditional admission period at Ashford, the majority of tuition and technology fees are recognized as revenue as control of the services is transferred to the student, which occurs over the applicable period of instruction. Similarly, the majority of digital materials fees are recognized as revenue when control of the product has been transferred to the student, which occurs when the student is granted unrestricted access to the digital textbook, generally, on the first day of the course. Revenue generated from students within the conditional admission period is deferred and recognized when the student matriculates into the institution, which occurs in the fourth week of the course.
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

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
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
A portion of tuition revenue, technology fee revenue, and digital materials revenue is generated from contracts with students enrolled under the corporate FTG program, which is a 12-month grant that, when combined with a corporate partner’s annual tuition assistance program, enables eligible students to earn their degree without incurring student loan debt. Students enrolled under this program are eligible to take up to ten undergraduate or eight graduate courses per 12-month grant period and must first utilize 100% of the funds awarded under their employer’s annual tuition assistance program before they can be awarded the FTG grant. The grants awarded by Ashford under the FTG program are considered a material right, and, as such, the Company records a contract liability for a portion of the consideration received or due under these contracts. The contract liability is recorded in deferred revenue and student deposits on the Company’s consolidated balance sheets, and further discussed in the paragraph on deferred revenue below. The standalone selling price of the material right is determined based on the observable standalone selling price of the courses. The transaction price in each FTG contract is allocated to this material right on a relative standalone selling price basis. The contract liability is recognized as revenue at the earlier of satisfaction of the future obligation or contract termination. There are no material differences between the timing of the products and services transferred and the payment terms.
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

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
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
Stock-based compensation expense for stock-based awards is recorded in the consolidated statements of income (loss), net of estimated forfeitures, using the graded-vesting method over the requisite service periods of the respective stock awards. The requisite service period is generally the period over which an employee is required to provide service to the Company in exchange for the award.
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
Advertising costs, a subset of admissions advisory and marketing costs, consists primarily of marketing leads and other branding and promotional activities. These advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. Advertising costs were $74.1 million, $74.8 million and $75.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

ZOVIO INC
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
Legal Settlement Expense
Legal settlement expense is primarily comprised of (i) charges related to the cost of resolution of the previously disclosed civil investigative demands, (ii) the estimate of amounts to resolve the previously disclosed investigative subpoenas and (iii) the cost to settle a wage and hour dispute.
Restructuring and Impairment Charges
Restructuring and impairment charges are primarily comprised of (i) charges related to the write off and impairment of certain assets, (ii) student transfer costs relating to the closure of certain components of the Company's business, (iii) severance costs related to headcount reductions made in connection with restructuring plans and (iv) estimated lease losses related to facilities vacated or consolidated under restructuring plans.
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
Segment Information
The Company operates in one reportable segment as an education technology services company, using a core infrastructure which serves primarily the curriculum and educational delivery needs of Ashford's students, regardless of geography. The Company's chief operating decision maker, its Chief Executive Officer and President, manages the Company's operations as a whole, and no revenue, expense or operating income information is evaluated by the chief operating decision maker on any component level.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income (loss). The following table summarizes the components of other comprehensive gain (loss) and the related tax effects for the years ended December 31, 2019, 2018 and 2017 (in thousands):

Unrealized gains (losses) on investments
Year ended:	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
December 31, 2019	$—	$—	$—
December 31, 2018	$—	$—	$—
December 31, 2017	$1	$—	$1
There were no reclassifications out of other comprehensive income, relating to the net realized gain on the sale of securities, during the years ended December 31, 2019, 2018 and 2017.
Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2018-15 (“ASU 2018-15”), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. The amendments in ASU 2018-15 align the requirements for

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Specifically, ASU 2018-15 amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract and which costs to expense. This guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2019; early adoption is permitted. Entities are permitted to apply a retrospective or a prospective transition approach to adopt the guidance. The Company early adopted ASU 2018-15 on January 1, 2019, on a prospective basis. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.
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
For the accounting policy practical expedients, the Company elected the short-term lease exemption, under which any lease less than 12 months is excluded from recognition on the balance sheet. The Company elected not to recognize right-of-use assets (also referred to as operating lease assets) and lease liabilities for short term leases, which has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Additionally, the Company elected the non-separation of lease and non-lease components, and as a result, the Company does not need to account for lease components (e.g., fixed payments including rent) separately from the non-lease components (e.g., common-area maintenance costs).
Upon adoption of ASC 842, the Company recorded operating lease assets of approximately $25.2 million, with corresponding operating lease liabilities of approximately $31.8 million, respectively, with an offset to accounts payable and accrued liabilities and other long-term liabilities of approximately $8.4 million to eliminate accrued rent and an offset to prepaid and other current assets of $1.7 million on the consolidated balance sheet as of January 1, 2019. The Company also derecognized an existing construction-in-process building of approximately $8.6 million with a corresponding debt obligation of the same amount for an asset under construction in build-to-suit lease arrangements. However, when the Company completed the related build-to-suit construction in April 2019, the Company recognized operating lease assets and an operating lease liability on its balance sheet for the associated lease.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
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
(1)Represents the reclassification of prepaid rent to operating lease assets.
(2)Represents capitalization of operating lease assets.
(3)Represents recognition of operating lease liabilities; Previously disclosed as rent liability for the portion related to accrued rent.
The standard did not materially impact the Company’s consolidated net earnings and had no material impact on the consolidated statements of cash flows. For further information regarding leases, refer to Note 15, “Lease Obligations” to the consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The update requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Organizations are now required to use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The update requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. The update is effective for SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2020, and the adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.
3. Business Combinations
Acquisition of Fullstack Academy, Inc.
On April 1, 2019, the Company acquired Fullstack, a coding academy headquartered in New York, by acquiring all of its outstanding shares, pursuant to an Agreement and Plan of Reorganization (the “Fullstack Merger Agreement”). As of March 31, 2019, Fullstack had a carrying value of approximately $7.1 million of assets, excluding goodwill. At the closing of the Fullstack acquisition, the equityholders of Fullstack received consideration consisting of $17.7 million in cash (less purchase price adjustments of approximately $1.8 million, plus third-party expenses of approximately $2.0 million), and an aggregate of approximately 2,443,260 shares of the Company’s common stock, subject to escrow adjustments. Additionally, under the Fullstack Merger Agreement, the equityholders of Fullstack will be entitled to receive up to 2,250,000 contingent shares of the Company’s common stock (the “Fullstack Contingent Consideration”). The Fullstack Merger Agreement contains an employee incentive retention pool of up to $5.0 million in cash, payable at times over a two-year period.
The assets and liabilities of Fullstack were recorded on the Company’s consolidated balance sheets at their estimated fair values as of April 1, 2019, the acquisition date. Fullstack’s results of operations are included in the Company’s consolidated statements of income (loss) from that date. Fullstack recognized revenue of $9.2 million, had an operating loss of $10.6 million,

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
and net loss of $10.6 million for the period from acquisition through December 31, 2019. See additional supplemental pro forma financial information below. For the twelve months ended December 31, 2019, the Company recorded acquisition-related expenses of $4.7 million, in general and administrative on the consolidated statements of income (loss), associated with the Fullstack acquisition. The Company accounts for business combinations using the acquisition method of accounting.
The following table summarizes the purchase price, as well as the final allocation of the purchase price relating to the assets and liabilities purchased (in thousands):

Cash consideration for acquired assets	$17,743
Fair value of equity	12,336
Fair value of contingent consideration payable	3,250
Total purchase price	$33,329

Purchase Price Allocation:
Cash and cash equivalents	$585
Accounts receivable	5,604
Prepaid and other assets	665
Property and equipment	167
Operating lease assets	1,297
Intangible assets	11,605
Other long-term assets	20
Accounts payable and accrued liabilities	(496)
Deferred revenue	(2,350)
Long-term liabilities	(1,297)
Total identifiable net assets acquired	$15,800
Deferred tax liability	(2,166)
Goodwill	19,695
Total purchase consideration	$33,329
The fair values assigned to assets acquired and liabilities assumed for Fullstack are based upon managements best estimates and assumptions as of the reporting date. The fair value of the consideration to be paid exceeded the fair value of the net assets acquired and liabilities assumed, resulting in goodwill being recorded. Goodwill arising from the acquisition consists largely of future performance expected to be generated from new university and student relationships. None of the goodwill recognized is expected to be deductible for income tax purposes. The acquired intangible assets primarily relate to developed curriculum and trademarks, as well as university and student relationships, and have useful lives that range from 2 to 10 years.
The fair value of the common shares issued as part of the consideration paid was determined on the basis of the closing market price of the Company’s shares on the acquisition date, and also incorporated a discount for lack of marketability rates for various holding periods.
The Fullstack Contingent Consideration will become issuable, subject to the terms and conditions of the Fullstack Merger Agreement. Of the total contingent 2,250,000 shares, (i) 1,250,000 are based upon final determination of the achievement of certain employee retention requirements and is being expensed over the retention period, (ii) 500,000 shares are based upon revenue performance in 2019 and 2020, earned on a sliding scale, in the event that the revenues for Fullstack are between $25.0 million and $35.0 million, and (iii) 500,000 shares are based upon contract performance milestones in 2019 and 2020, earned on a sliding scale, in the event that Fullstack obtains between four and eight new university contracts. The fair value of the performance based Fullstack Contingent Consideration arrangements was estimated by applying a Monte Carlo simulation, based upon the result of forecast information. These measures are based upon significant inputs that are not observable by the market, and are therefore deemed to be Level 3 inputs. At each subsequent reporting date, the Company will remeasure the

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
contingent consideration and recognize any changes in value, if necessary. If the probability of achieving the performance target significantly changes from what was initially anticipated, the change could have a significant impact on the Company’s financial statements in the period recognized.
Acquisition of TutorMe.com, Inc.
On April 3, 2019, the Company acquired TutorMe, a provider of on-demand tutoring and online courses, headquartered in California, by acquiring all of its outstanding shares, pursuant to an Agreement and Plan of Reorganization (the “TutorMe Merger Agreement”). As of March 31, 2019, TutorMe had a carrying value of approximately $0.6 million of assets, excluding goodwill. At the closing of the TutorMe acquisition, in exchange for all outstanding shares of TutorMe capital stock and other rights to acquire or receive capital stock of TutorMe, the Company (i) paid a total of approximately $3.0 million in cash, (ii) issued a total of 309,852 shares of the Company’s common stock, and (iii) assumed all issued and outstanding options of TutorMe (the “Assumed Options”), of which a total of 231,406 shares of the Company’s common stock are underlying the Assumed Options that are subject to certain time-based vesting requirements and a total of 79,199 shares of the Company’s common stock are underlying the Assumed Options that are subject to certain performance-based vesting requirements.
Separately, the Company (x) paid a total of approximately $1.2 million in cash to certain service providers of TutorMe as a transaction bonus and (y) issued a total of 293,621 PSUs to certain continuing service providers of TutorMe pursuant to the Company’s 2009 Stock Incentive Plan (as amended) and a restricted stock unit agreement.
The assets and liabilities of TutorMe were recorded on the Company’s consolidated balance sheets at their estimated fair values as of April 3, 2019, the acquisition date. TutorMe’s results of operations are included in the Company’s consolidated statements of income (loss) from that date. TutorMe recognized revenue of $0.9 million, had an operating loss of $3.2 million, and net loss of $3.2 million for the period from acquisition through December 31, 2019. See additional supplemental pro forma financial information below. For the twelve months ended December 31, 2019, the Company recorded acquisition-related expenses of $1.9 million, in general and administrative on the consolidated statements of income (loss), associated with the TutorMe acquisition. The Company accounts for business combinations using the acquisition method of accounting.
The following table summarizes the purchase price, as well as the final allocation of the purchase price relating to the assets and liabilities purchased (in thousands):

Cash consideration for acquired assets	$3,028
Fair value of equity	2,026
Total purchase price	$5,054

Purchase Price Allocation:
Cash and cash equivalents	$214
Accounts receivable	46
Intangible assets	1,730
Accounts payable and accrued liabilities	(35)
Deferred revenue	(200)
Long-term liabilities	(3)
Total identifiable net assets acquired	$1,752
Deferred tax liability	(260)
Goodwill	3,562
Total purchase consideration	$5,054
The fair values assigned to assets acquired and liabilities assumed for TutorMe are based upon managements best estimates and assumptions as of the reporting date. The fair value of the consideration to be paid exceeded the fair value of the net assets acquired and liabilities assumed, resulting in goodwill being recorded. Goodwill arising from the acquisition consists largely of future performance expected to be generated from new university and student relationships, as well as the developed

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
technology. None of the goodwill recognized is expected to be deductible for income tax purposes. The acquired intangible assets primarily relate to developed technology, as well as university and student relationships, and have useful lives that range from 2 to 10 years.
The fair value of equity includes the common shares issued as part of the consideration paid was determined on the basis of the closing market price of the Company’s shares on the acquisition date, which also incorporated a discount for lack of marketability rates for various holding periods.
Supplemental Pro Forma Information (Unaudited)
The following table presents unaudited pro forma financial information, as if all acquisitions had been included in the company’s results as of January 1, 2018 (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018
Revenue	$421,390	$457,208
Net income (loss)	$(56,661)	$4,311

Basic income (loss) per share	$(1.92)	$0.16
Diluted income (loss) per share	$(1.92)	$0.16
The unaudited supplemental pro forma financial data has been calculated after applying our accounting policies and adjusting the historical results of Fullstack and TutorMe with pro forma adjustments, net of tax, that assume the acquisition occurred on January 1, 2018.
The unaudited supplemental pro forma financial data does not reflect the potential realization of revenue synergies or cost savings, nor does it reflect other costs relating to the integration of the acquired companies. This pro forma financial information should not be considered indicative of the results that would have actually occurred if the acquisition had been consummated on January 1, 2018, nor are they indicative of future results.
4. Revenue Recognition
The following table presents the Company’s net revenue disaggregated based on the revenue source (in thousands):

	Year Ended December 31,
	2019	2018
Tuition revenue, net	$379,896	$402,711
Digital materials revenue, net	24,211	24,730
Technology fee revenue, net	11,772	14,047
Other revenue, net (1)	1,916	1,885
Total revenue, net	$417,795	$443,373
(1) Primarily consists of revenues generated from services such as graduation fees, transcript fees, and other miscellaneous services.
The following table presents the Company’s net revenue disaggregated based on the timing of revenue recognition (in thousands):

	Year Ended December 31,
	2019	2018
Over time, over period of instruction	$342,918	$382,554
Over time, full tuition grant (1)	51,868	36,230
Point in time (2)	23,009	24,589
Total revenue, net	$417,795	$443,373
(1)Represents revenue generated from the corporate FTG program.
(2)Represents revenue generated from digital textbooks and other miscellaneous fees.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
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
Deferred Revenue
Deferred revenue consists of cash payments that are received or due in advance of the Company’s performance as well as deferrals associated with certain contracts that include a material right. Below are the opening and closing balances of deferred revenue from the Company’s contracts with customers (in thousands):

	2019	2018
Opening balance, January 1	$21,768	$22,001
Closing balance, December 31	23,356	21,768
Increase (Decrease)	$1,588	$(233)
For further information on deferred revenue and student deposits, refer to Note 12, “Deferred Revenue and Student Deposits” and for further information on receivables, refer to Note 7, “Accounts Receivable, Net” within the consolidated financial statements.
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
The difference between the opening and closing balances of deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment. For the year ended December 31, 2019, the Company recognized $21.8 million of revenue that was included in the deferred revenue balance as of January 1, 2019. For the year ended December 31, 2018, the Company recognized $21.9 million of revenue that was included in the deferred revenue balance as of January 1, 2018. Amounts reported in the closing balance of deferred revenue are expected to be recognized as revenue within the next 12 months.
5. Restructuring and Impairment Charges
The Company has written off certain assets and has implemented various restructuring plans to better align its resources with its business strategy. These related charges are recorded in the restructuring and impairment charges line item on the Company’s consolidated statements of income (loss).
During the years ended December 31, 2019, 2018 and 2017, the Company recognized asset impairment charges of $0.7 million, $1.7 million and $0.8 million, respectively. The charges for the year ended December 31, 2019, related to the impairment of goodwill. The charges in the year ended December 31, 2018 related to the impairment of certain fixed assets, goodwill and intangible assets as a result of the closure of a component of the Company's business, and the charges in the year ended December 31, 2017 also related to the discontinuation of certain software.
For the years ended December 31, 2019, 2018 and 2017, the Company recognized student transfer costs as a reversal of $0.2 million, a charge of $1.2 million and a reversal of $0.1 million, respectively. For the year ended December 31, 2018, the charges primarily related to the merger of University of the Rockies into Ashford. The Department of Education determined that students had the opportunity to have certain portions of their tuition and fees refunded under “borrower defense to repayment” regulations. The Company previously estimated that a reasonable range for this matter is between $1.5 million and $8.3 million. The Company previously recorded an expense of $1.5 million for the year ended December 31, 2018 related to this matter which represents its current best estimate of the cost of resolution of this matter. Partially offsetting these amounts are the reassessments relating to the closure of the Ashford residential campus, in which ground-based students were provided opportunities to continue their degrees through individual student transfer agreements.
The Company also implemented various reductions in force to help better align personnel resources with the decline in enrollment. During the years ended December 31, 2019, 2018 and 2017, the Company recognized $18.7 million, $1.9 million

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
and $2.2 million, respectively, as restructuring charges related to severance costs for wages and benefits resulting from the reductions in force. The Company anticipates the remainder of these costs will be paid out by the end of the first quarter of 2020 from existing cash on hand.
The Company vacated or consolidated properties in Denver and San Diego and reassessed its obligations on non-cancelable leases. The fair value estimate of these non-cancelable leases is based on the contractual lease costs over the remaining term, partially offset by estimated future sublease rental income. The estimated rental income considers subleases the Company has executed or expects to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the related facilities. During the years ended December 31, 2019, 2018 and 2017, the Company recorded $2.3 million, $2.9 million and $5.8 million, respectively, as restructuring charges relating to lease exit and other costs, due to reassessment of estimates.
The following table summarizes the amounts recorded in the restructuring and impairment charges line item on the Company's consolidated statements of income (loss) for each of the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Asset impairment	$670	$1,718	$798
Student transfer agreement costs (credits)	(171)	1,186	(120)
Severance costs	18,667	1,947	2,175
Lease exit and other costs	2,299	2,943	5,829
Total restructuring and impairment charges	$21,465	$7,794	$8,682
The following table summarizes the changes in the Company's restructuring liability by type during the three-year period ended December 31, 2019 (in thousands):

	Asset Impairment	Student Transfer Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2016	$—	$1,592	$567	$18,457	$20,616
Restructuring and impairment charges	798	(120)	2,175	5,829	8,682
Payments	—	(878)	(2,547)	(13,643)	(17,068)
Non-cash transaction	(798)	—	—	—	(798)
Balance at December 31, 2017	—	594	195	10,643	11,432
Restructuring and impairment charges	1,718	1,186	1,947	2,943	7,794
Payments	—	(277)	(1,875)	(10,722)	(12,874)
Non-cash transaction	(1,718)	—	—	—	(1,718)
Balance at December 31, 2018	—	1,503	267	2,864	4,634
Restructuring and impairment charges	670	(171)	18,667	2,299	21,465
Payments	—	(36)	(10,933)	(1,717)	(12,686)
Non-cash transaction	(670)	—	—	(2,470)	(3,140)
Balance at December 31, 2019	$—	$1,296	$8,001	$976	$10,273
The restructuring liability amounts are recorded within either the accounts payable and accrued liabilities account or the rent liability account on the consolidated balance sheets. The Company is not complete with its restructuring activities and anticipates additional charges in the foreseeable future.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
6. Fair Value Measurements
The following tables summarize the fair value information as of December 31, 2019 and 2018, respectively (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Mutual funds	$2,502	$—	$—	$2,502
Contingent consideration	$—	$—	$3,150	$3,150

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Mutual funds	$2,068	$—	$—	$2,068
The mutual funds in the tables above, represent the deferred compensation asset balances, which are considered to be trading securities. There were no transfers between level categories for investments during the periods presented. The Company’s deferred compensation asset balances are recorded in the investments line item on the Company’s consolidated balance sheets and are classified as Level 1 securities.
There were no differences between amortized cost and fair value of investments as of December 31, 2019 and 2018. There were no reclassifications out of accumulated other comprehensive income during either the twelve months ended December 31, 2019 and 2018.
The contingent consideration represents the shares to be issued as part of the acquisition of Fullstack. The contingent consideration is recorded in the other long-term liabilities line item on the Company’s consolidated balance sheets and are classified as Level 3 securities. For further information regarding acquisitions, refer to Note 3, “Business Combinations” to the consolidated financial statements. The fair value of accrued contingent consideration is remeasured each reporting period. Increases or decreases in projected revenue and the related probabilities of achieving the forecast results, may result in a higher or lower fair value measurement. Changes in fair value resulting from changes in the likelihood of contingent payments are included in the consolidated statements of income (loss).
7. Accounts Receivable, Net
Accounts receivable, net, consists of the following (in thousands):

	As of December 31,
	2019	2018
Accounts receivable	$48,663	$39,195
Less allowance for doubtful accounts	13,712	12,180
Accounts receivable, net	$34,951	$27,015
There is an immaterial amount of accounts receivable, net, at each balance sheet date with a payment due date of greater than one year.
The following table presents the changes in the allowance for doubtful accounts for accounts receivable for the periods indicated (in thousands):

Allowance for doubtful accounts receivable:	Beginning Balance	Charged to Expense	Deductions (1)	Ending Balance
For the year ended December 31, 2019	$12,180	$16,252	$(14,720)	$13,712
For the year ended December 31, 2018	$15,189	$22,834	$(25,843)	$12,180
For the year ended December 31, 2017	$15,621	$30,294	$(30,726)	$15,189
(1) Deductions represent accounts written off, net of recoveries.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
8. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	As of December 31,
	2019	2018
Prepaid expenses	$4,593	$5,445
Prepaid licenses	2,794	5,840
Prepaid income taxes	18	—
Income tax receivable	1,695	5,044
Prepaid insurance	995	1,077
Insurance recoverable	670	723
Other current assets	9,759	126
Total prepaid expenses and other current assets	$20,524	$18,255

9. Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of December 31,
	2019	2018
Buildings, build-to-suit	$—	$10,434
Furniture and office equipment	43,579	31,227
Software	7,381	7,517
Leasehold improvements	19,973	3,430
Vehicles	22	22
Total property and equipment	70,955	52,630
Less accumulated depreciation and amortization	(36,661)	(35,770)
Total property and equipment, net	$34,294	$16,860
Depreciation and amortization expense associated with property and equipment totaled $5.6 million, $4.3 million and $5.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
10. Goodwill and Intangibles, Net
Goodwill and intangibles, net, consists of the following (in thousands):

	December 31, 2019
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,273	$(19,667)	$1,606
Purchased intangible assets	29,185	(10,950)	18,235
Total definite-lived intangible assets	$50,458	$(30,617)	$19,841
Goodwill and indefinite-lived intangibles			24,578
Total goodwill and intangibles, net			$44,419

	December 31, 2018
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,076	$(19,338)	$1,738
Purchased intangible assets	15,850	(7,219)	8,631
Total definite-lived intangible assets	$36,926	$(26,557)	$10,369
Goodwill and indefinite-lived intangibles			2,072
Total goodwill and intangibles, net			$12,441
Definite-lived intangibles include capitalized curriculum costs, which are the digital course materials, as well as purchased intangible assets. The purchased intangible assets primarily relate to the trademark agreements with Forbes and the acquired developed curriculum, university relationships and student relationships.
Goodwill and indefinite-lived intangibles as of December 31, 2019, includes the goodwill resulting from the Fullstack and TutorMe acquisitions and the indefinite-lived intangibles attributable to the accreditation of the Company's institution.
For the years ended December 31, 2019, 2018 and 2017, amortization expense was $4.6 million, $2.5 million and $3.4 million, respectively. The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
2020	$5,316
2021	4,148
2022	3,504
2023	3,352
2024	1,840
Thereafter	1,681
Total future amortization expense	$19,841

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
11. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of the following (in thousands):

	As of December 31,
	2019	2018
Accounts payable	$6,603	$5,313
Accrued salaries and wages	11,872	7,807
Accrued bonus	6,560	8,147
Accrued vacation	5,123	7,929
Accrued litigation and fees	8,041	8,041
Accrued expenses	20,140	17,692
Current leases payable	7,875	5,768
Accrued insurance liability	1,946	2,095
Total accrued liabilities	$68,160	$62,792

12. Deferred Revenue and Student Deposits
Deferred revenue and student deposits consists of the following (in thousands):

	As of December 31,
	2019	2018
Deferred revenue	$23,356	$21,768
Student deposits	31,928	42,066
Total deferred revenue and student deposits	$55,284	$63,834

13. Other Long-Term Liabilities
Other long-term liabilities consists of the following (in thousands):

	As of December 31,
	2019	2018
Uncertain tax positions	$102	$865
Other long-term liabilities	2,095	2,570
Contingent consideration	3,150	—
Total other long-term liabilities	$5,347	$3,435

14. Credit Facilities
The Company has issued letters of credit that are collateralized with cash in the aggregate amount of $16.7 million, which is included in restricted cash on the consolidated balance sheets as of December 31, 2019.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. The Company has entered a surety bond facility with an insurance company to provide such bonds when required. As of December 31, 2019, the Company's total available surety bond facility was $8.5 million and the surety had issued bonds totaling $8.2 million on the Company's behalf under such facility.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
15. Lease Obligations
Operating leases
The Company leases various office facilities which expire at various dates through 2030. These facilities are used for academic operations, corporate functions, enrollment services and student support services. The Company does not have any leases other than its office facilities. All of the leases were classified as operating leases for the period ended December 31, 2019, and the Company does not have any finance leases. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on the Company’s consolidated balance sheets.
In April 2019, the Company began leasing approximately 131,000 square feet of office space located in Chandler, Arizona, with the lease extending through 2030.
As of December 31, 2019, the lease amounts on the consolidated balance sheets do not include any options to extend, nor any options for early termination. The Company’s lease agreements do not include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The Company is not a party to any related party arrangements with respect to its lease transactions.
For the year ended December 31, 2019, rental expense totaled $22.1 million, calculated in accordance with ASC 842, and rental expense for the years ended December 31, 2018 and 2017 was $14.9 million and $15.0 million, respectively, calculated in accordance with ASC 840. Rent expense in certain periods also includes the restructuring and impairment charges recorded and therefore, may differ significantly from cash payments. For additional information, see Note 5, “Restructuring and Impairment Charges.”
The Company has agreements to sublease certain portions of its office facilities, with three active subleases as of December 31, 2019. The Company’s subleases do not include any options to extend, nor any options for early termination. The Company’s subleases do not contain any residual value guarantees or restrictive covenants. All of the subleases were classified as operating leases for the period ended December 31, 2019. The Company is subleasing approximately 28,400 square feet of office space in San Diego, California with a remaining commitment to lease of 4 months and net lease payments of $0.2 million. The Company is subleasing approximately 72,200 square feet of office space in Denver, Colorado with a remaining commitment to lease of 20 months and net lease payments of $1.6 million. The Company is subleasing additional office space of approximately 21,000 square feet in Denver, Colorado with a remaining commitment to lease of 38 months and net lease payments of $1.9 million. Sublease income for the years ended December 31, 2019 and 2018 was $2.7 million (in accordance with ASC 842) and $2.8 million (in accordance with ASC 840), respectively.
The following tables represent the classification and amounts recorded on the consolidated balance sheets as of December 31, 2019 (in thousands):

Operating lease assets:
Arizona	$8,401
California	2,857
Colorado	7,044
Iowa	86
Other	226
Total	$18,614

Operating lease liabilities:
Accounts payable and accrued liabilities	$7,373
Rent liability	22,409
Total	$29,782

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
The following table represents the classification and amounts recorded on the consolidated statements of income (loss) for the year ended December 31, 2019 (in thousands):

Operating lease costs	$19,261
Short-term lease cost	444
Variable lease costs (1)	2,357
Less: Sub-lease income	(2,742)
Total net lease costs	$19,320
(1)Variable components of the lease payments such as utilities, taxes and insurance, parking and maintenance costs.
The following table represents the maturities of lease liabilities as of December 31, 2019 (in thousands):

2020	$9,373
2021	6,489
2022	3,915
2023	2,744
2024	2,400
Thereafter	15,264
Total minimum payments	$40,185
Less: Interest (1)	(10,403)
Total net lease liabilities	$29,782
(1)Calculated using an appropriate interest rate for each individual lease. See the weighted-average discount rate noted below.
The following table summarizes the future minimum rental payments under non-cancelable operating lease arrangements in effect at December 31, 2018 (in thousands):

2019	$20,382
2020	9,936
2021	6,460
2022	3,826
2023	2,726
Thereafter	17,710
Total minimum payments	$61,040
Some of the more significant assumptions and judgments in determining the amounts to capitalize include the determination of the discount rate. The following table represents the lease term and discount rate used in the calculations as of December 31, 2019:

Weighted-average remaining lease term (in years):
Operating leases	7.0 years
Weighted-average discount rate:
Operating leases	7.6%

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
The following table represents the cash flow information of operating leases for the year ended December 31, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,967

16. Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding for the period.
Diluted income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the sum of (i) the weighted average number of common shares outstanding during the period, plus (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive. Potentially dilutive securities for the periods presented include incremental stock options, unvested RSUs and unvested PSUs.
The following table sets forth the computation of basic and diluted income (loss) per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income (loss)	$(54,812)	$4,636	$9,111
Denominator:
Weighted average number of common shares outstanding	29,492	27,135	32,058
Effect of dilutive options and stock units	—	428	736
Diluted weighted average number of common shares outstanding	29,492	27,563	32,794
Income (loss) per share:
Basic	$(1.86)	$0.17	$0.28
Diluted	$(1.86)	$0.17	$0.28
The following table sets forth the number of stock options, RSUs and PSUs excluded from the computation of diluted loss per share for the periods indicated because their effect was anti-dilutive (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stock options	1,955	2,524	1,850
Stock units and contingent consideration	2,141	64	6

17. Stock-Based Compensation
The Company recorded $12.3 million, $4.8 million and $3.6 million of stock-based compensation expense related to equity awards for the years ended December 31, 2019, 2018 and 2017, respectively. The related income tax benefit was $3.0 million, $1.2 million and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. However, there was no net tax benefit recorded for the equity awards, as the Company was in a full valuation allowance position for the years ended December 31, 2019, 2018 and 2017. The Company has stock-based compensation expense related to stock options, RSUs, PSUs and contingent shares related to acquisitions. The Company records stock-based compensation expense over the vesting term using the graded-vesting method.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
Stock Options
The Company grants stock options from either its 2009 Stock Incentive Plan (the “2009 Plan”) or its Tutorme.com, Inc. 2015 Equity Incentive Plan. The compensation committee of the Company's board of directors, or the full board of directors (the “board”), determines eligibility, vesting schedules and exercise prices for stock options granted under the 2009 Plan. Stock options granted under the 2009 Plan typically have a maximum contractual term of 10 years, subject to the option holder's continuing service with the Company. Stock options are generally granted with a four-year vesting requirement, pursuant to which the option holder must continue providing service to the Company at the applicable vesting date. All stock options granted during the year ended December 31, 2019 were awarded pursuant to the Tutorme.com, Inc. 2015 Equity Incentive Plan. All stock options granted during the years ended December 31, 2018 and 2017 were awarded pursuant to the 2009 Plan. Under the 2009 Plan, the number of authorized shares is subject to automatic increase each January 1 through and including January 1, 2020, pursuant to a formula contained in the 2009 Plan, without the need for further approval by the board or the Company's stockholders.
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
The following table presents a summary of stock option activity during the years ended December 31, 2019, 2018 and 2017 (in thousands, except for exercise prices and contractual terms):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
December 31, 2016	3,607	$13.64	4.80	$2,025
Granted	332	$10.44
Exercised	(537)	$7.17
Forfeitures and expired	(502)	$15.51
December 31, 2017	2,900	$14.15	4.23	$—
Granted	35	$6.89
Exercised	(798)	$10.50
Forfeitures and expired	(165)	$17.82
December 31, 2018	1,972	$15.19	4.49	$4
Granted	231	$0.36
Exercised	(6)	$9.43
Forfeitures and expired	(189)	$16.09
December 31, 2019	2,008	$13.42	4.16	$393

Vested and expected to vest at December 31, 2019	1,993	$13.48	4.13	$380
Exercisable at December 31, 2019	1,689	$15.36	3.32	$—
As of December 31, 2019, the Company had 5.4 million shares of common stock reserved for issuance upon the exercise of outstanding stock options and settlement of outstanding stock awards under the Company's equity incentive plans. Shares issued upon stock option exercises and settlements of stock awards are drawn from the authorized but unissued shares of common stock.
During the year ended December 31, 2019, approximately 6,300 stock options were exercised with an intrinsic value of approximately $5,900. No windfall tax benefit was realized from these exercises. The Company also realized a total tax benefit

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
shortfall of $0.4 million. During the year ended December 31, 2018, there were 0.8 million stock options exercised with an intrinsic value of $2.3 million. No windfall tax benefit was realized from these exercises. The Company also realized a total tax benefit shortfall of $0.8 million. During the year ended December 31, 2017, there were 0.5 million stock options exercised with an intrinsic value of $2.7 million. The windfall tax benefit realized from these exercises was $0.3 million. The Company also realized a total tax benefit shortfall of $1.6 million.
Approximately 0.2 million and 0.2 million stock options expired during the years ended December 31, 2019 and 2018, respectively.
The fair value of each stock option award granted during the years ended December 31, 2019, 2018 and 2017 was estimated on the date of grant using the Black-Scholes option pricing model. The Company's determination of the fair value of share-based awards is affected by the Company's common stock price as well as assumptions regarding several complex and subjective variables.
Below is a summary of the assumptions used for the stock options granted in the years indicated.

	2019	2018	2017
Weighted average exercise price per share	$0.36	$6.89	$10.44
Risk-free interest rate	2.4%	2.7%	2.1%
Expected dividend yield	—	—	—
Expected volatility	48.5%	41.8%	47.2%
Expected life (in years)	5.75	5.75	5.75
Forfeiture rate	13.0%	13.0%	11.0%
Weighted average grant date fair value per share	$4.28	$2.97	$4.76
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
As of December 31, 2019, 2018 and 2017, there was $0.3 million, $0.4 million and $0.9 million, respectively, of unrecognized compensation costs related to unvested stock options. At December 31, 2019, the unrecognized compensation costs of stock options were expected to be recognized over a weighted average period of 0.3 years.
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
With respect to each award of PSUs, vesting is based upon the achievement of the applicable performance target, and subject to the employee's continued service with the Company through the applicable vesting date. If prior to the vesting date the employee's status as a full-time employee is terminated, the unvested PSUs are automatically canceled on the employment

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
termination date, unless otherwise specified in an employee's individual employment agreement. PSUs are amortized over the applicable vesting period using the graded-vesting method. The fair value of the portion of the PSU awards subject to earning based on the achievement of a performance-based measure was based on the Company's stock price as of the date the applicable performance target was approved by the board. Compensation cost for the portion of the PSU awards subject to earning based on the achievement of a performance-based measure is recorded based on the probable outcome of the performance conditions associated with the shares, as determined by management. The fair value of the portion of the PSU awards subject to earning based on the achievement of a market-based measure was estimated based on the Company's stock price as of the date of grant using a Monte Carlo simulation model.
The weighted-average assumptions for the PSU awards in 2019 subject to earning based on the achievement of a market-based measure are noted in the following table:

2019
Grant price per share	$5.77
Risk-free interest rate	2.1%
Expected dividend yield	—
Historical volatility	57.4%
Expected life (in years)	3
Forfeiture rate	13.0%
Weighted average grant date fair value per share	$7.78
A summary of the RSU and PSU activity and related information is as follows (in thousands, except for exercise prices and contractual terms):

	Restricted Stock Units and Performance Stock Units
	Time-Based RSU		Performance-Based PSU		Market-Based PSU
	Number of Shares	Weighted Average Purchase Price	Number of Shares	Weighted Average Purchase Price	Number of Shares	Weighted Average Purchase Price
Balance at December 31, 2016	1,134	$10.52	267	$9.86	735	$5.09
Awarded	473	$10.45	—	—	—	—
Vested	(461)	$10.58	—	—	—	—
Canceled	(302)	$10.51	(103)	$9.86	(300)	$5.04
Balance at December 31, 2017	844	$10.45	164	$9.86	435	$5.13
Awarded	1,121	$7.55	—	—	237	$9.57
Vested	(377)	$10.68	—	—	—	—
Canceled	(148)	$9.61	—	—	(2)	$9.57
Balance at December 31, 2018	1,440	$8.22	164	$9.86	670	$6.69
Awarded	1,565	$5.00	—	—	845	$6.01
Vested	(461)	$13.78	—	—	—	—
Canceled	(239)	$7.05	(164)	$9.86	(445)	$5.23
Balance at December 31, 2019	2,305	$5.04	—	$—	1,070	$6.76
As of December 31, 2019, 2018 and 2017, there was $6.2 million, $6.4 million and $3.6 million, respectively, of unrecognized compensation costs related to unvested RSUs. At December 31, 2019, the unrecognized compensation costs of RSUs were expected to be recognized over a weighted average period of 1.4 years.
During the year ended December 31, 2019, 0.5 million RSUs vested and were released with a market value of $2.7 million. No windfall tax benefit was realized from these awards, and the related tax benefit shortfall realized was $1.1 million. During the year ended December 31, 2018, 0.4 million RSUs vested and were released with a market value of $2.8 million. The related windfall tax benefit realized was approximately $39,000, and the related tax benefit shortfall realized from the RSUs released was $0.3 million. During the year ended December 31, 2017, 0.5 million RSUs vested and were released with a market

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
value of $4.8 million. The related windfall tax benefit realized was $0.1 million, and the related tax benefit shortfall realized from the RSUs released was $0.1 million.
As of December 31, 2019, there were no unrecognized compensation costs related to unvested PSUs. At December 31, 2019, the unrecognized compensation costs of PSUs were expected to be recognized over a weighted average period of 1.8 years, to the extent the applicable performance criteria are met. No PSUs vested during the years ended December 31, 2019, 2018 and 2017.
As of December 31, 2019, there was $1.7 million of unrecognized compensation costs for contingent shares related to acquisitions.
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

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$1,603	$(1,836)	$(1,091)
State	7	(5,727)	517
	1,610	(7,563)	(574)
Deferred:
Federal	(2,104)	(12)	(605)
State	(276)	(7)	5
	(2,380)	(19)	(600)
Total	$(770)	$(7,582)	$(1,174)
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
As of December 31, 2019, the Company continues to record a full valuation allowance against all net deferred tax assets, as was the case at December 31, 2018. The Company intends to maintain a valuation allowance against its deferred tax assets until sufficient positive evidence exists to support its reversal.
Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are paid or recovered.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
Significant components of the Company’s deferred tax assets and liabilities and balance sheet classifications are as follows (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss	$16,468	$5,925
Fixed assets	—	1,543
Bad debt	2,022	1,537
Vacation accrual	1,204	1,954
Stock-based compensation	6,219	5,313
Deferred rent	—	2,168
Operating lease liabilities	7,303	—
Bonus accrual	1,072	1,456
Accrued expenses	3,450	3,303
Other	1,041	987
Total deferred tax assets	38,779	24,186
Valuation allowance	(31,677)	(23,603)
Net deferred tax assets	7,102	583
Deferred tax liabilities:
Fixed assets and intangibles	(2,119)	—
Indefinite-lived intangibles	(344)	(450)
Operating lease assets	(4,603)	—
Other	(155)	(288)
Total deferred tax liabilities	(7,221)	(738)
Total net deferred tax assets (liabilities)	$(119)	$(155)
At December 31, 2019, the Company had federal and state net operating loss carryforwards of $63.4 million and $61.2 million, respectively, which are available to offset future taxable income. The federal and state net operating loss carryforwards will begin to expire in 2021 and 2020, respectively. The Company’s utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Section 382 of Internal Revenue Code of 1986, as amended.
The following table presents a reconciliation of the income tax benefit computed using the federal statutory tax rate of 21% and the Company's provision for income taxes (in thousands):

	Year Ended December 31,
	2019		2018		2017
Computed expected federal tax expense	$(11,673)	21.0%	$(619)	21.0%	$2,778	35.0%
State taxes, net of federal benefit	(1,349)	2.4	142	(4.8)	277	3.5
Permanent differences	1,685	(3.0)	640	(21.7)	(363)	(4.5)
Uncertain tax positions	(292)	0.5	(4,422)	150.1	677	8.5
Credits	—	—	—	—	(466)	(5.9)
Stock compensation	1,189	(2.1)	879	(29.8)	1,277	16.1
Federal tax rate change	—	—	—	—	12,726	160.3
Domestic production activities	1,739	(3.1)	(2,245)	76.2	—	—
Valuation allowance	8,074	(14.5)	(1,939)	65.8	(18,169)	(228.9)
Other	(143)	0.2	(18)	0.6	89	1.1
Income tax benefit	$(770)	1.4%	$(7,582)	257.4%	$(1,174)	(14.8)%

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2019	2018	2017
Unrecognized tax benefits at beginning of period	$885	$18,869	$20,248
Gross increases - tax positions in prior period	1,371	487	427
Gross decreases - tax positions in prior period	—	(16,369)	(1,354)
Gross increases - current period tax positions	—	—	—
Settlements	—	(1,936)	—
Lapse of statute of limitations	(128)	(166)	(452)
Unrecognized tax benefits at end of period	$2,128	$885	$18,869
Included in the amount of unrecognized tax benefits at December 31, 2019 and 2018 is $2.0 million and $0.7 million, respectively, of tax benefits that, if recognized, would affect the Company's effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2019 and 2018 is less than $0.1 million and $0.1 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets which was offset by a full valuation allowance. It is reasonably possible that the total amount of the unrecognized tax benefit will change during the next 12 months; however, the Company does not expect the potential change to have a material effect on the results of operations or financial position in the next year.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2019 and 2018, the Company had approximately $0.4 million and $0.1 million, respectively, of accrued interest and penalties, before any tax benefit, related to uncertain tax positions.
The Company has analyzed filing positions in all the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The tax years 2001 through 2018 are open to examination by major taxing jurisdictions to which the Company is subject.
The Company is currently under Internal Revenue Service audit examinations of the Company’s income tax returns for the years 2013 through 2016.
The Company’s income tax returns for the tax years ended December 31, 2013 through 2015 are under examination by the California Franchise Tax Board. The audit examination is currently on hold until the IRS audit examination has been completed.
There are no other income tax audit examinations pending at December 31, 2019 other than the aforementioned IRS and FTB audit examinations.
19. Regulatory
The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the “Higher Education Act”), and the regulations promulgated thereunder by the U.S. Department of Education (the “Department”) subject the Company to significant regulatory scrutiny on the basis of numerous standards that institutions of higher education must satisfy in order to participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV programs”). Ashford is regionally accredited by WASC Senior College and University Commission (“WSCUC”).
Department of Education Open Program Review of Ashford
On July 7, 2016, Ashford was notified by the Department that an off-site program review had been scheduled to assess Ashford’s administration of the Title IV programs in which it participates. The off-site program review commenced on July 25, 2016 and covered students identified in the 2009-2012 calendar year data previously provided by Ashford to the Department in response to a request for information received from the Multi-Regional and Foreign School Participation Division of the Department’s Office of Federal Student Aid (“FSA”) on December 10, 2015, but may be expanded if the Department deems such expansion appropriate.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
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
Program Participation Agreement for Ashford
On April 23, 2018, Ashford received an updated Program Participation Agreement from the Department. Based on the updated Program Participation Agreement, Ashford is provisionally certified to participate in Federal Student Financial Aid Programs until March 31, 2021. Ashford is required to submit its reapplication for continued certification by December 31, 2020.
Department of Education Close Out Audit of University of the Rockies
The Company previously recorded an expense of $1.5 million for the year ended December 31, 2018, in relation to the close out audit of University of the Rockies resulting from its merger with Ashford in October 2018. The expense was recorded in relation to borrower defense to repayment regulations. On September 26, 2019, the Department of Education sent Ashford a Final Audit Determination letter for the University of the Rockies. This letter confirmed that with the exception of the borrower defense to repayment regulations, none of the other audit findings resulted in financial liability. The Department also stated that additional liabilities could accrue in the future. On December 19, 2019, the Company filed an administrative appeal with the Department appealing the alleged liability on the basis that the University of Rockies did not close but rather merged with Ashford University. The briefing on the appeal is scheduled to be completed by April 23, 2020, following which the assigned administrative law judge will issue a decision.
WSCUC Accreditation of Ashford
In July 2013, WSCUC granted Initial Accreditation to Ashford for five years, until July 15, 2018. In December 2013, Ashford effected its transition to WSCUC accreditation and designated its San Diego, California facilities as its main campus and its Clinton, Iowa campus as an additional location. As part of its institutional review process, WSCUC commenced its comprehensive review of Ashford with an off-site review in March 2018. As part of the WSCUC Institutional Review Process a Reaffirmation of Accreditation Visit was conducted by an evaluation team April 3-5, 2019. At its meeting June 26-28, 2019, the Commission acted to reaffirm Ashford’s accreditation through Spring 2025.
WSCUC also visited Ashford on May 1, 2019 to conduct its federally mandated, six-month post-implementation review, due to the merger of University of the Rockies and into Ashford which was finalized on October 31, 2018. WSCUC has verified that Ashford has met all post-implementation requirements related to the merger of the two entities.
In a separate action, Ashford submitted a change of control and legal status application (the “Change of Control Application”) to convert to a nonprofit California public benefit corporation, and separate from the Company (the “Conversion Transaction”). On July 12, 2019, WSCUC notified Ashford that it had approved the Change of Control Application for the Conversion Transaction. The approval is subject to certain conditions which must be met prior to the close of the Conversion Transaction, including divestiture of financial and ownership interest in the Company by all Ashford officers and related parties and submission of a revised services agreement with respect to the Conversion Transaction, including the incorporation of key performance indicators into that agreement. WSCUC is also requiring a post-implementation site visit of Ashford within six months of the close of the Conversion Transaction.
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
In the Abbreviated Preacquisition Review Letter, along with other conditions, the Department indicated that it would require the posting of an irrevocable letter of credit with the Department within ten days of the Conversion Transaction for approximately $103 million, representing the Department’s determination of 25% of the Title IV funding in fiscal year 2018 (the “25% LOC”). This letter of credit would require coverage for 12 months, unless extended or replaced as determined by the

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
Department. The Department is expected to conduct a post-closing review of Ashford following the change of control resulting from the Conversion Transaction consistent with the Department’s procedures during which the Department makes a determination on the institution’s request for recertification from the Department following the change of control, including whether to impose an increase in the letter of credit requirement or place other conditions or restrictions on Ashford.
The “90/10” Rule
Under the Higher Education Act, a proprietary institution loses eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues from Title IV program funds for two consecutive fiscal years, as calculated in accordance with Department regulations. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single fiscal year is placed on provisional certification and may be subject to other enforcement measures. In September 2016, the Department issued new audit standards, for financial statement audits of proprietary institutions for fiscal years ending June 30, 2017 or later, which include a requirement that institutions must determine Title IV and non-Title IV revenue on a student by student basis. On the basis of this calculation, during the fiscal year ended December 31, 2019, Ashford derived 72.4%, of their respective cash revenues from Title IV program funds. As previously reported, for fiscal years ended December 31, 2018 and 2017, Ashford derived 78.6% and 80.8%, respectively, of its respective cash revenues from Title IV program funds.
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
The most recent official three-year cohort default rates for Ashford for the 2016, 2015 and 2014 federal fiscal years, were 13.7%, 13.5% and 14.9%, respectively.
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
For the fiscal year ended December 31, 2018, the consolidated composite score calculated was 2.2, satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy to participate in Title IV programs. The Company expects the consolidated composite score for the year ended December 31, 2019 to be 0.7 and below the composite score requirement as a result of non-recurring restructuring and acquisition related charges. The Department has historically calculated Ashford’s composite score based on Zovio’s consolidated audited financial statements rather than Ashford’s stand alone audited financial statements. However, the deadline to submit audited financial statements to the Department is June 30, 2020, by which date the Company expects that Ashford will have been separated from Zovio as a result of the Conversion Transaction currently scheduled to close on or before June 1, 2020. Following separation and closing, and given that Ashford will no longer be owned by Zovio, Ashford will submit its stand-alone audited financial statements to the Department for the purpose of calculating the institution’s composite score. The Company expects Ashford’s composite score, based on its standalone audited financial statements for the year ended December 31, 2019, to be at least 1.6 and above the Department’s requirement for a composite score of 1.5 or greater.
If the Conversion Transaction is not completed as scheduled or the Department calculates Ashford’s composite score based on Zovio’s consolidated financial statements, the institution’s composite score for the period ended December 31, 2019 would be below the required composite score of at least 1.5. In such event, to continue participation in Title IV programs, Ashford would unless the Department accepts a previously submitted letter of credit toward the requirement, either need to: (1) submit a letter of credit equal to at least 50% or more of the Title IV Program funds received by the institution during its most

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
recently completed fiscal year; or (2) at the discretion of the Department, submit a letter of credit equal to at least 10% or more of the Title IV Program funds received by the institution during its most recently completed fiscal year and accept additional conditions (including, but not limited to, a provisional certification, compliance with monitoring requirements, remain current on debt payments, meet certain financial obligations, agree to receive Title IV Program funds under an arrangement other than the Department’s standard advance funding arrangement, and agree to pay Title IV credit balances due to students before submitting a request for funds to the Department).
Return of Title IV funds for students who withdraw
If a student who has received Title IV funds withdraws, the institution must determine the amount of Title IV program funds the student has earned pursuant to applicable regulations. If the student withdraws during the first 60% of any payment period (which, for undergraduate online students, is typically a 20-week term consisting of four five-week courses), the amount of Title IV funds that the student has earned is equal to a pro rata portion of the funds the student received or for which the student would otherwise be eligible for the payment period. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV funds received. If the student has not earned all the Title IV funds disbursed, the institution must return the unearned funds to the appropriate lender or the Department in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If an institution's annual financial aid compliance audit in either of its two most recently completed fiscal years determines that 5% or more of such returns were not timely made, the institution may be required to submit a letter of credit in favor of the Department equal to 25% of the amount of unearned Title IV funds the institution was required to return for its most recently completed fiscal year. For the fiscal year ended December 31, 2019, the Company's institution did not exceed the 5% threshold for late refunds sampled.
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
On December 10, 2015, Ashford received a request for information from the Multi-Regional and Foreign School Participation Division of the FSA for (i) advertising and marketing materials provided to prospective students regarding the transferability of certain credits, (ii) documents produced in response to the August 10, 2015 Civil Investigative Demand from the CFPB related to the CFPB’s investigation to determine whether for-profit postsecondary education companies or other unnamed persons have engaged in or are engaging in unlawful acts or practices related to the advertising, marketing or origination of private student loans, (iii) certain documents produced in response to subpoenas and interrogatories issued by the Attorney General of the State of California (the “CA Attorney General”) and (iv) records created between 2009 and 2012 related to the disbursement of certain Title IV funds. The FSA is investigating representations made by Ashford to potential and enrolled students, and has asked the Company and Ashford to assist in its assessment of Ashford’s compliance with the prohibition on substantial misrepresentations. The Company and Ashford are cooperating fully with the FSA with a view toward demonstrating the compliant nature of their practices.
The Department is currently conducting a program review to assess Ashford’s administration of the Title IV programs in which it participates. For additional information, see “Department of Education Open Program Review of Ashford” above.
If the Department determines that one of the Company’s institution has engaged in substantial misrepresentation, the Department may (i) revoke the institution’s program participation agreement, if the institution is provisionally certified, (ii) impose limitations on the institution’s participation in Title IV programs, if the institution is provisionally certified, (iii) deny participation applications made on behalf of the institution or (iv) initiate proceedings to fine the institution or to limit, suspend or terminate the participation of the institution in Title IV programs. Because Ashford is provisionally certified, if the Department determined that Ashford has engaged in substantial misrepresentation, the Department may take the actions set forth in clauses (i) and (ii) above in addition to any other actions taken by the Department.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
GI Bill Benefits
In May 2016, the Iowa Department of Education (“Iowa DOE”), which is the Iowa State Approving Agency (“SAA”), informed the Company that, as a result of the planned closure of the Clinton Campus, the Iowa DOE would no longer continue to approve Ashford’s programs for GI Bill benefits after June 30, 2016, and recommending Ashford seek approval through the SAA for any location that met what the Iowa DOE determined to be the definition of a “main campus” or “branch campus.” Ashford began the process of applying for approval through the California SAA (“CSAAVE”).
In June 2016, the Iowa DOE issued a stay of the its intended withdrawal of approval of Ashford’s programs for GI Bill benefits effective until the earlier of (i) 90 days from June 20, 2016, or (ii) the date on which CSAAVE completed its review and issued a decision regarding the approval of Ashford in California. CSAAVE subsequently indicated that additional information and documentation would be required before Ashford’s application could be considered. Ashford then withdrew the CSAAVE application and continued working with the U.S. Department of Veterans Affairs (“VA”) and the Iowa DOE to obtain continued approval of Ashford’s programs for GI Bill benefits and to prevent any disruption of educational benefits to Ashford's veteran students.
In June 2016, Ashford filed suit in the Iowa District Court for Polk County challenging the Iowa DOE’s announced intention to withdraw Ashford’s approval as a GI Bill eligible institution. In September 2016, the Iowa District Court entered a written order (“Order”) staying the Iowa DOE’s announced intention to withdraw the approval of Ashford as a GI Bill eligible institution. That suit has been appealed to the Iowa Supreme Court and remanded to the Iowa District Court for Polk County, but the Order remains in place. The suit is currently set for a hearing on the merits in the Iowa District Court for Polk County on March 13, 2020.
On July 6, 2017, Ashford received approval from the Arizona State Approving Agency (“ASAA”) to provide GI Bill benefits to its students. On November 9, 2017, the VA informed Ashford that the ASAA had not provided sufficient evidence to establish that it has jurisdictional authority over Ashford’s online programs. The VA stated an intention to suspend payment of educational assistance and approval of new student enrollments and student re-enrollments for Ashford’s online programs in 60 days unless corrective action was taken.
On November 17, 2017, Ashford filed a petition for review in the United States Court of Appeals for the Federal Circuit challenging the VA’s actions. The VA agreed to stay the announced suspensions for the duration of the Federal Circuit litigation, on the condition that Ashford request and submit an application for approval to CSAAVE on or before January 8, 2018. Ashford submitted an application to CSAAVE for approval on January 5, 2018. CSAAVE, however, declined to act on that application. At the VA’s request, Ashford submitted another approval application to CSAAVE on November 19, 2018. CSAAVE likewise declined to act on that application.
On September 6, 2019, the VA announced that effective October 1, 2019, the VA would be assuming the functions of the SAA for California, based on its negative assessment of CSAAVE’s performance during the preceding three years. On October 14, 2019, Ashford submitted an application for approval in California to the VA. On February 14, 2020 Ashford received notice from the VA, serving as CSAAVE, that Ashford meets the criteria for approval for Veterans education under the provisions of Title 38, United States Code, Section 3675, and that the VA had approved substantially all of Ashford’s programs that students and potential students could pursue using their GI Bill benefits, retroactive to July 1, 2019.
The parties completed all briefing for the Federal Circuit petition for review on May 3, 2019 and the Court held oral argument on October 2, 2019. The Court has not yet issued a ruling.
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

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
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
On August 30, 2019, the Department finalized the regulations derived from the 2017-2018 negotiated rulemaking process and subsequent public comments. This version of the borrower defense regulations applies to all federal student loans made on or after July 1, 2020, and, among other things: (i) grants borrowers the right to assert borrower defense to repayment claims against institutions, regardless of whether the loan is in default or in collection proceedings; (ii) allows borrowers to file defense to repayment claims three years from either the student's date of graduation or withdrawal from the institution; and (iii) gives students the ability to allege a specific amount of financial harm and to obtain relief in an amount determined by the Department, which may be greater or lesser than their original claim amount. It also includes financial triggers and other factors for recalculating an institution's financial responsibility composite score that differ from those in the 2016 regulations.
The regulations will take effect July 1, 2020; however, the regulations relating to financial responsibility are available for early implementation. Ashford has chosen and documented early implementation in this area.
20. Retirement Plans
The Company maintains an employee savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, participating employees may contribute a portion of their pre-tax earnings up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the 401(k) Plan in its sole discretion. The Company's total expense related to the 401(k) Plan was $2.9 million, $2.8 million and $2.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

ZOVIO INC
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
The parties did not reach a resolution and on November 29, 2017, the CA Attorney General filed suit against Ashford and the Company.
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
Massachusetts Attorney General Investigation of Bridgepoint Education, Inc. and Ashford
On July 21, 2014, the Company and Ashford received from the Attorney General of the State of Massachusetts (“MA Attorney General”) a Civil Investigative Demand (“MA CID”) relating to the MA Attorney General's investigation of for-profit educational institutions and whether the university's business practices complied with Massachusetts consumer protection laws. Pursuant to the MA CID, the MA Attorney General has requested from the Company and Ashford documents and information for the time period January 1, 2006 to present. The Company is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time. The Company has not accrued any liability associated with this action.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
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
On October 11, 2012, the Adolph-Laroche action was consolidated with the Martinez action and the case is now captioned In re Bridgepoint, Inc. Shareholder Derivative Action. A consolidated complaint was filed on December 18, 2012 and the defendants filed a motion to stay the case while the underlying securities class action is pending. The motion was granted by the Court on April 11, 2013. A status conference was held on October 10, 2013, during which the Court ordered the stay continued for the duration of discovery in the underlying securities class action, but permitted the plaintiff to receive copies of any discovery responses served in the underlying securities class action. The stay was lifted following the settlement of the underlying securities class action and all defendants filed demurrers on October 3, 2016, which were granted with leave to amend on October 6, 2017. On October 17, 2017, the plaintiff submitted a litigation demand to the board, which appointed a working group to evaluate the demand. The board refused the demand and the Plaintiff filed a Second Amended Complaint on October 3, 2018. The Defendants filed demurrers on December 21, 2018, which were granted by the Court on June 14, 2019. As a result, the Court entered a final order dismissing the case on July 8, 2019. The plaintiff has filed a notice of appeal. Based on information available to the Company at present, it cannot reasonably estimate a range of loss and accordingly has not accrued any liability associated with this action.
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
The Company is evaluating the Stein Complaint and intends to vigorously defend against it. However, because of the many questions of fact and law that may arise, the outcome of the legal proceeding is uncertain at this point. Based on information available to the Company at present, it cannot reasonably estimate a range of loss and accordingly has not accrued any liability associated with the Stein Complaint.
SEC Informal Inquiry
On March 27, 2019, the Company received notice that the SEC Division of Enforcement began an informal inquiry regarding the Company, requesting various documents relating to the Company’s accounting practices, including FTG revenue recognition, receivables and other matters relating to the Company’s previously disclosed intention to restate its condensed financial statements for the three and nine months ended September 30, 2018. The inquiry was closed by the SEC on October 24, 2019.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
22. Concentration of Risk
Concentration of Revenue
In 2019, Ashford derived 72.4% of its respective cash revenues from students whose source of funding is through Title IV programs, as calculated in accordance with Department regulations. See Note 19, “Regulatory - The “90/10” Rule.” Revenue derived from government tuition assistance for military personnel, including veterans, is not considered federal student aid for purposes of calculations under the 90/10 rule.
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
23. Quarterly Results of Operations (Unaudited)
The following tables set forth unaudited results of operations and certain operating results for each quarter during the years ended December 31, 2019 and 2018. The Company believes the information reflects all adjustments necessary to present fairly the information below. Basic and diluted income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted income (loss) per share information may not equal annual basic and diluted income (loss) per share.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019	(In thousands, except per share data)
Revenue	$109,764	$107,495	$104,251	$96,285
Operating income (loss)	$(7,195)	$(20,329)	$(7,849)	$(21,224)
Net income (loss)	$(6,642)	$(17,597)	$(7,558)	$(23,015)
Income (Loss) per share:
Basic	$(0.24)	$(0.58)	$(0.25)	$(0.76)
Diluted	$(0.24)	$(0.58)	$(0.25)	$(0.76)

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018	(In thousands, except per share data)
Revenue	$116,777	$119,037	$112,846	$94,713
Operating income (loss)	$(620)	$9,346	$879	$(13,598)
Net income (loss)	$1,310	$15,080	$1,661	$(13,415)
Income (Loss) per share:
Basic	$0.05	$0.56	$0.06	$(0.49)
Diluted	$0.05	$0.55	$0.06	$(0.49)

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm.
Changes in Internal Control Over Financial Reporting
We continually assess the adequacy of our internal control over financial reporting and make improvements as deemed appropriate. With the exception of the remediation efforts described below, there have been no changes in internal control over financial reporting, during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation - We previously disclosed certain material weaknesses in prior periods for which we have implemented measures to remediate the underlying causes of the control deficiencies. These measures included (i) improving the internal communication procedures between operations and accounting personnel; (ii) enhancing our controls over the Full Tuition Grant accounting models, including more detailed steps to evaluate and revise critical assumptions and estimates to be more precise; (iii) implementing enhanced analytical controls to compensate for the manual processes; (iv) technical accounting training for key financial management; and (v) engaging external consultants, as needed, to provide support related to more complex applications of GAAP related to nonrecurring transactions and new accounting standards. We have tested these measures and believe these measures have enabled us to remediate the underlying control deficiencies that gave rise to the previously disclosed material weaknesses.

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are included as part of this Annual Report on Form 10-K:
(1) Financial Statements.
(2) Financial Statement Schedules.
All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(3) Exhibits.

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
		Acquisition Agreements
2.1		Purchase and Sale Agreement dated December 3, 2004, as amended, among The Franciscan University of the Prairies, the Sisters of St. Francis and the registrant.		X	S-1	2.1	February 17, 2009
2.2		Asset Purchase and Sale Agreement dated September 12, 2007 between the Colorado School of Professional Psychology and the registrant.		X	S-1	2.2	February 17, 2009
		Charter Documents and Instruments Defining Rights of Security Holders
3.1		Zovio Amended and Restated Certificate of Incorporation, as amended.		X	10-Q	3.1	May 9, 2019
3.2		Third Amended and Restated Bylaws of Zovio Inc.		X	8-K	3.2	April 2, 2019
4.1		Specimen of Stock Certificate.		X	S-1	4.1	March 30, 2009
4.2		Second Amended and Restated Registration Rights Agreement dated August 26, 2009 among the registrant and the other persons named therein.		X	S-1	4.4	September 4, 2009
4.3		Description of the registrants securities	X
		Employee Benefit Plans
10.1	*	Amended and Restated 2009 Stock Incentive Plan, dated May 10, 2017.		X	10-K	10.1	March 12, 2019
10.2	*	First Amendment to Amended and Restated 2009 Stock Incentive Plan.		X	S-8	99.2	January 17, 2017
10.3	*	Amended and Restated 2009 Stock Incentive Plan - Form of Nonstatutory Stock Option Agreement for Executives and Senior Management.		X	S-8	99.4	May 13, 2009
10.4	*	Amended and Restated 2009 Stock Option Plan - Form of Nonstatutory Stock Option Agreement (effective March 2011).		X	10-Q	10.3	May 3, 2011
10.5	*	Amended and Restated 2009 Stock Incentive Plan - Form of Incentive Stock Option Agreement for Executives and Senior Management.		X	S-8	99.5	May 13, 2009
10.6	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (Deferred Settlement).		X	8-K	99.1	June 27, 2011
10.7	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (General).		X	8-K	99.2	June 27, 2011
10.8	*	Amended and Restated 2009 Stock Incentive Plan - Form of Performance Stock Unit Award Agreement.		X	8-K	10.1	December 23, 2014

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.9	*	Amended and Restated 2009 Stock Incentive Plan - Amendment to Performance Stock Unit Award Agreement.		X	10-K	10.16	March 10, 2015
10.10	*	Amended and Restated 2009 Stock Incentive Plan - Form of Performance Cash Award Agreement (with Performance Component)		X	10-Q	10.1	August 2, 2016
10.11	*	Amended and Restated 2009 Stock Incentive Plan - Form of Performance Cash Award Agreement (General)		X	10-Q	10.2	August 2, 2016
10.12	*	Form of Non-Plan Stock Option Agreement.		X	S-8	99.6	May 13, 2009
10.13	*	Form of Compensatory Warrant Agreement.		X	S-1	4.10	March 20, 2009
10.14	*	Amended and Restated Employee Stock Purchase Plan.		X	8-K	99.1	March 22, 2010
10.15	*	Bridgepoint Education Nonqualified Deferred Compensation Plan		X	10-Q	10.7	May 3, 2010
10.16		2009 Stock Incentive Plan - Form of 2018 MSU Agreement.		X	10-K	10.16	March 12, 2019
10.17		Zovio Inc Executive Relocation Policy		X	10-Q	10.1	August 7, 2019
		Agreements with Executive Officers and Directors
10.18	*	Amended and Restated Employment Agreement between Andrew S. Clark and the registrant.		X	10-K	10.2	March 10, 2015
10.19	*	Offer Letter to Diane Thompson.		X	S-1	10.28	March 20, 2009
10.20	*	Offer Letter to Anurag Malik, dated June 29, 2016.		X	10-K	10.33	March 7, 2017
10.21	*	Offer Letter to Thomas McCarty, dated December 2, 2016.		X	10-K	10.34	March 7, 2017
10.22	*	Amended and Restated Executive Severance Plan.		X	10-Q	10.1	August 4, 2015
10.23	*	Amended and Restated Form of Severance Agreement under the Executive Severance Plan.		X	10-K	10.36	March 7, 2017
10.24	*	Offer Letter to Dale Crandall.		X	S-1	10.30	March 20, 2009
10.25	*	Form of Indemnification Agreement.		X	10-K	10.33	March 8, 2016
10.26	*	Stock Ownership Guidelines (effective May 14, 2013).		X	10-K	10.33	March 17, 2014
10.27	*	Offer Letter to Kevin Royal, dated April 13, 2018		X	10-Q	10.1	May 1, 2018
10.28	*	Employment Agreement between Gregory Finkelstein and the registrant		X	10-K	10.27	March 12, 2019
10.29	*	Offer Letter to John Semel, dated January 25, 2019		X	10-K	10.28	March 12, 2019
		Material Real Estate Agreements
10.30	†	Standard Form Modified Gross Office Lease dated October 22, 2008, and addendum, with Sunroad Centrum Office I, L.P. related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	S-1	10.17	March 2, 2009
10.31	†	First Amendment to Standard Form Modified Gross Office Lease dated September 16, 2011, with Sunroad Centrum Office I, L.P., related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	10-Q	10.4	December 16, 2011
10.32	†	Office Lease dated February 28, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-Q	10.1	May 3, 2011
10.33	†	Commencement Date Memorandum and First Amendment to Office Lease dated November 18, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-K	10.55	March 7, 2012
10.34	†	Lease dated August 8, 2011, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.3	November 1, 2011
10.35	†	First Amendment dated June 28, 2012, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.2	August 7, 2012
10.36		Purchase Agreement and Escrow Instructions, dated December 21, 2015, with Clinton Catalyst, LLC.		X	10-K	10.58	March 8, 2016
10.37		Lease Agreement, dated December 29, 2015, with Clinton Catalyst, LLC		X	10-K	10.59	March 8, 2016
10.38		Office Lease dated August 15, 2018 with Ascend Northrup, LLC, related to the premises at 1811 E. Northrup Boulevard, Chandler, Arizona		X	10-Q	10.1	November 8, 2018
		Material Strategic Agreements
10.53	†	License Agreement dated October 31, 2013 between Forbes Education Holdings, Bridgepoint Education, Inc. and Ashford University, LLC.		X	10-K	10.76	March 17, 2014

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.54		First Amendment to License Agreement, dated July 12, 2016, between Forbes Education Holdings, LLC, Bridgepoint Education, Inc. and Ashford University, LLC		X	10-Q	10.2	November 8, 2016
10.55		Private Cloud Services Agreement, dated December 15, 2015, with North American Communications Resource, Inc.		X	10-K	10.84	March 8, 2016
10.56	†	Services Order Form, dated September 20, 2016, with Instructure, Inc.		X	10-Q	10.1	November 8, 2016
10.57		Agreement and Plan of Reorganization by and among Bridgepoint Education, Inc., FS Merger Sub, Inc., FS Merger Sub, LLC, Fullstack Academy, Inc., and Fortis Advisors, LLC, as Representative.		X	10-Q	10.1	May 9, 2019
10.58		Agreement and Plan of Reorganization, dated April 3, 2019, by and among Zovio Inc, Toucan Merger Sub, Inc., TM Merger Sub, LLC, TutorMe.com, Inc., and Jonathan Sciama, as the Shareholder Representative.		X	10-Q	10.2	May 9, 2019
10.59		Letter Agreement, dated as of February 4, 2020, among Zovio Inc, SevenSaoi Capital, LLC, SevenSaoi Capital Partners II, LLC, SevenSaoi Capital Partners IIA, LLC and Michael P. Cole.		X	8-K	10.1	February 5, 2020
		Code of Ethics
14.1		Amended and Restated Code of Ethics		X	8-K	14.1	December 1, 2009
		Subsidiaries
21.1		List of subsidiaries of the registrant.	X
		Consent and Power of Attorney
23.1		Consent of independent registered public accounting firm, Deloitte and Touche LLP	X
24.1		Power of Attorney (included on signature page).	X
		Certifications Required by Sarbanes-Oxley Act of 2002
31.1
Certification of Andrew S. Clark, Founder, President and CEO, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
			X
31.2
Certification of Kevin Royal, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
			X
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew S. Clark, Founder, President and CEO, and Kevin Royal, Chief Financial Officer
			X
		Interactive Data
101	‡
The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 20, 2020, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) the Consolidated Statements of Income (Loss) for the years ended December 31, 2019, 2018 and 2017 (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017; (iv) the Consolidated Statements of Stockholder's Equity for the three years ended December 31, 2019; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) the Notes to Annual Consolidated Financial Statements.
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

ZOVIO INC

/s/ ANDREW S. CLARK
Andrew S. Clark (Founder, President and CEO)
Dated: February 20, 2020
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

Name	Title	Date
/s/ ANDREW S. CLARK	Founder, President and CEO (Principal Executive Officer) and a Director	February 20, 2020
Andrew S. Clark

/s/ KEVIN ROYAL	Chief Financial Officer (Principal Financial Officer)	February 20, 2020
Kevin Royal

/s/ STEVEN BURKHOLDER	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 20, 2020
Steven Burkholder

/s/ TERESA S. CARROLL	Director	February 20, 2020
Teresa S. Carroll

/s/ MICHAEL P. COLE	Director	February 20, 2020
Michael P. Cole

/s/ RYAN D. CRAIG	Director	February 20, 2020
Ryan D. Craig

/s/ L. DALE CRANDALL	Director	February 20, 2020
L. Dale Crandall

/s/ MICHAEL B. HORN	Director	February 20, 2020
Michael B. Horn

/s/ JOHN J. KIELY	Director	February 20, 2020
John J. Kiely

/s/ KIRSTEN M. MARRINER	Director	February 20, 2020
Kirsten M. Marriner

/s/ VICTOR K. NICHOLS	Director	February 20, 2020
Victor K. Nichols

/s/ GEORGE P. PERNSTEINER	Director	February 20, 2020
George P. Pernsteiner