Form 10-Q
period 2020-03-31
Zovio Inc
filed 2020-04-29
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to________________
Commission File Number: 001-34272
___________________________________________________________________________

ZOVIO INC
(Exact name of registrant as specified in its charter)
____________________________________________________________________________

Delaware	59-3551629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
The total number of shares of common stock outstanding as of April 24, 2020, was 32,060,443.

ZOVIO INC
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
ZOVIO INC
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of March 31, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$61,303	$69,280
Restricted cash	24,631	23,257
Investments	2,212	2,502
Accounts receivable, net of allowance for credit losses of $11.2 million and $13.7 million at March 31, 2020 and December 31, 2019, respectively	46,710	34,951
Prepaid expenses and other current assets	28,472	20,524
Total current assets	163,328	150,514
Property and equipment, net	33,313	34,294
Operating lease assets	19,559	18,615
Goodwill and intangibles, net	43,179	44,419
Other long-term assets	2,489	2,296
Total assets	$261,868	$250,138
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$62,833	$68,160
Deferred revenue and student deposits	62,529	55,284
Total current liabilities	125,362	123,444
Rent liability	25,190	22,409
Other long-term liabilities	6,331	5,347
Total liabilities	156,883	151,200
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both March 31, 2020, and December 31, 2019	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 66,033 and 65,695 issued, and 30,665 and 30,327 outstanding, at March 31, 2020 and December 31, 2019, respectively	663	660
Additional paid-in capital	196,346	192,413
Retained earnings	377,291	375,180
Treasury stock, 35,368 shares at cost at both March 31, 2020, and December 31, 2019	(469,315)	(469,315)
Total stockholders' equity	104,985	98,938
Total liabilities and stockholders' equity	$261,868	$250,138
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue	$97,872	$109,764
Costs and expenses:
Instructional costs and services	46,381	51,938
Admissions advisory and marketing	41,733	49,072
General and administrative	17,490	15,920
Restructuring and impairment expense	2,763	29
Total costs and expenses	108,367	116,959
Operating loss	(10,495)	(7,195)
Other (expense) income, net	(262)	599
Loss before income taxes	(10,757)	(6,596)
Income tax (benefit) expense	(12,777)	46
Net income (loss)	$2,020	$(6,642)
Income (loss) per share:
Basic	$0.07	$(0.24)
Diluted	$0.06	$(0.24)
Weighted average number of common shares outstanding used in computing income (loss) per share:
Basic	30,340	27,180
Diluted	32,056	27,180
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2018	65,289	$653	$205,157	$429,992	$(508,188)	$127,614
Stock-based compensation	—	—	1,706	—	—	1,706
Exercise of stock options	6	1	59	—	—	60
Stock issued under stock incentive plan, net of shares held for taxes	284	2	(757)	—	—	(755)
Net loss	—	—	—	(6,642)	—	(6,642)
Balance at March 31, 2019	65,579	$656	$206,165	$423,350	$(508,188)	$121,983

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2019	65,695	$660	$192,413	$375,180	$(469,315)	$98,938
Adoption of accounting standards (Note 2)	—	—	—	91	—	91
Stock-based compensation	—	—	4,138	—	—	4,138
Stock issued under stock incentive plan, net of shares held for taxes	338	3	(205)	—	—	(202)
Net income	—	—	—	2,020	—	2,020
Balance at March 31, 2020	66,033	$663	$196,346	$377,291	$(469,315)	$104,985
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$2,020	$(6,642)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debts	3,337	3,608
Depreciation and amortization	2,978	1,498
Deferred income taxes	32	115
Stock-based compensation	4,138	1,706
Noncash lease expense	3,911	4,299
Net loss (gain) on marketable securities	326	(146)
Reassessment of lease charges	—	29
Loss on disposal or impairment of fixed assets	(12)	—
Changes in operating assets and liabilities:
Accounts receivable	(15,007)	(8,662)
Prepaid expenses and other current assets	(7,948)	(3,286)
Other long-term assets	(193)	(5)
Accounts payable and accrued liabilities	(3,168)	4,591
Deferred revenue and student deposits	7,245	(7,890)
Operating lease liabilities	(3,672)	(5,599)
Other liabilities	(193)	(42)
Net cash used in operating activities	(6,206)	(16,426)
Cash flows from investing activities:
Capital expenditures	(1,213)	(6,495)
Purchases of investments	(36)	(22)
Capitalized costs for intangible assets	(95)	(163)
Net cash used in investing activities	(1,344)	(6,680)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	60
Borrowings from long-term liabilities	1,149	—
Tax withholdings on issuance of stock awards	(202)	(755)
Net cash provided by (used in) financing activities	947	(695)
Net decrease in cash, cash equivalents and restricted cash	(6,603)	(23,801)
Cash, cash equivalents and restricted cash at beginning of period	92,537	190,584
Cash, cash equivalents and restricted cash at end of period	$85,934	$166,783

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$158	$5,026
Issuance of common stock for vested restricted stock units	$714	$2,488

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$61,303	$141,837
Restricted cash	24,631	19,252
Long-term restricted cash	—	5,694
Total cash, cash equivalents and restricted cash	$85,934	$166,783
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business
Zovio Inc (the “Company”) is a Delaware corporation, and is an education technology services company that partners with higher education institutions and employers to deliver innovative, personalized solutions to help learners and leaders achieve their aspirations. One of its wholly owned subsidiaries, Ashford University® (“Ashford”), is a regionally accredited academic institution, which delivers programs primarily online. Ashford offers associate’s, bachelor’s, master’s and doctoral programs.
In April 2019, the Company acquired Fullstack Academy, Inc (“Fullstack”) and TutorMe.com, Inc. (“TutorMe”), which became wholly-owned subsidiaries of the Company. The operating results of Fullstack and TutorMe subsequent to the acquisition dates have been included in the Company's condensed consolidated results of operations. For further information regarding the acquisitions, refer to Note 3, “Business Combinations” to the condensed consolidated financial statements.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete annual financial statements and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on February 20, 2020. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary to present a fair statement of the Company’s condensed consolidated financial position, results of operations and cash flows as of and for the periods presented.
Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP for complete annual consolidated financial statements.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable represent the Company’s unconditional right to consideration arising from the transfer of tuition, digital materials, and technology and other fees under contracts with customers. Students generally fund their education costs through grants and/or loans under various Title IV programs, tuition assistance from military and corporate employers, and/or personal funds. With the exception of students enrolled under the Full Tuition Grant ("FTG") program, payments are due on the respective course start date and are generally considered delinquent 120 days after that date.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accounts receivable are initially recorded at the amount management expects to collect under each customer contract and are adjusted for an allowance for credit losses at each reporting period. The Company determines its allowance for credit losses using a loss-rate method combined with an aging schedule approach, which is appropriate given the short-term nature of a substantial majority of the Company’s receivables and as collections vary significantly based upon a receivable’s aging bucket. Also, historical loss information is a reasonable basis on which to determine current expected credit losses for accounts receivable held at the reporting date because the risk characteristics of the Company’s customers and its credit practices have not changed significantly over time. The Company calculates separate historical loss rates for receivables under the FTG program and receivables from all other customers, on the basis of the different risk profiles and historical loss-rate experience with each type of customer. Additionally, the Company continuously monitors macroeconomic activity as well as other current conditions (e.g. internal Title IV processing times, economic downturns, cohort default rates, etc.) and their potential impact on collections to ensure the historical experience remains in line with current conditions and future short-term expectations.
The allowance for credit losses is recorded within instructional costs and services in the consolidated statements of income (loss). The Company writes off accounts receivable when the student account is deemed uncollectible, which typically occurs when the Company has exhausted all collection efforts.
Debt
The fair value of the Company’s outstanding debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates. The Company has entered into contracts in which debt is generated for cash received in current periods for which it will be repaid as a function of generating future revenue. The Company will start repaying this debt five years from the contract start date, but that is not the maturity date. As of March 31, 2020, the debt relating to these contracts was immaterial.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The new standard is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The new standard also requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. ASU 2016-03 is effective for SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company applied the new standard, including all applicable updates, effective January 1, 2020, using a loss-rate method combined with an aging schedule approach. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU modifies the disclosure requirements on fair value measurements in Topic 820 in which certain disclosure requirements were removed, modified, and added to Topic 820. Some of these changes include, removing the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, clarification of measurement uncertainty disclosure, and changes in in realized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements held as the end of the reporting period, to name a few. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

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
The assets and liabilities of Fullstack were recorded on the Company’s condensed consolidated balance sheets at their preliminary estimated fair values as of April 1, 2019, the acquisition date. Fullstack’s results of operations are included in the Company’s condensed consolidated statements of income (loss) from that date. Fullstack recognized revenue of $3.5 million, had an operating loss of $3.1 million, and net loss of $3.1 million for the three months ended March 31, 2020. The Company accounts for business combinations using the acquisition method of accounting.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Acquisition of TutorMe.com, Inc.
On April 3, 2019, the Company acquired TutorMe, a provider of on-demand tutoring and online courses, headquartered in California, by acquiring all of its outstanding shares, pursuant to an Agreement and Plan of Reorganization (the “TutorMe Merger Agreement”). As of March 31, 2019, TutorMe had a carrying value of approximately $0.6 million of assets, excluding goodwill. At the closing of the TutorMe acquisition, in exchange for all outstanding shares of TutorMe capital stock and other rights to acquire or receive capital stock of TutorMe, the Company (i) paid a total of approximately $3.0 million in cash, subject to certain purchase price adjustments, (ii) issued a total of 309,852 shares of the Company’s common stock, and (iii) assumed all issued and outstanding options of TutorMe (the “Assumed Options”), of which a total of 231,406 shares of the Company’s common stock are underlying the Assumed Options that are subject to certain time-based vesting requirements and a total of 79,199 shares of the Company’s common stock are underlying the Assumed Options that are subject to certain performance-based vesting requirements.
Separately, the Company (x) paid a total of approximately $1.2 million in cash to certain service providers of TutorMe as a transaction bonus and (y) issued a total of 293,621 Performance Stock Units (“PSUs”) to certain continuing service providers of TutorMe pursuant to the Company’s 2009 Stock Incentive Plan (as amended) and a restricted stock unit agreement.
The assets and liabilities of TutorMe were recorded on the Company’s condensed consolidated balance sheets at their preliminary estimated fair values as of April 3, 2019, the acquisition date. TutorMe’s results of operations are included in the Company’s condensed consolidated statements of income (loss) from that date. TutorMe recognized revenue of $0.4 million, had an operating loss of $0.8 million, and net loss of $0.8 million for the three months ended March 31, 2020. The Company accounts for business combinations using the acquisition method of accounting.
The following table summarizes the purchase price, as well as the final allocation of the purchase price relating to the assets and liabilities purchased (in thousands):

Cash consideration for acquired assets	$3,028
Fair value of equity	2,026
Total purchase price	$5,054

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Purchase Price Allocation:
Cash and cash equivalents	$214
Accounts receivable	46
Intangible assets	1,730
Accounts payable and accrued liabilities	(35)
Deferred revenue	(200)
Long-term liabilities	(3)
Total identifiable net assets acquired	$1,752
Deferred tax liability	(260)
Goodwill	3,562
Total purchase consideration	$5,054
The fair value assigned to assets acquired and liabilities assumed for TutorMe are based upon managements best estimates and assumptions as of the reporting date. The fair value of the consideration to be paid exceeded the fair value of the net assets acquired and liabilities assumed, resulting in goodwill being recorded. Goodwill arising from the acquisition consists largely of future performance expected to be generated from new university and student relationships, as well as the developed technology. None of the goodwill recognized is expected to be deductible for income tax purposes. The acquired intangible assets primarily relate to developed technology, as well as university and student relationships, and have useful lives that range from 2 to 10 years.
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
The following table presents the Company’s net revenue disaggregated based on the revenue source (in thousands):

	Three Months Ended March 31,
	2020	2019
Tuition revenue, net	$89,034	$98,957
Digital materials revenue, net	5,972	6,857
Technology fee revenue, net	2,486	3,431
Other revenue, net (1)	380	519
Total revenue, net	$97,872	$109,764
(1) Primarily consists of revenues generated from services such as graduation fees, transcript fees, and other miscellaneous services.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the Company’s net revenue disaggregated based on the timing of revenue recognition (in thousands):

	Three Months Ended March 31,
	2020	2019
Over time, over period of instruction	$78,130	$90,714
Over time, full tuition grant (1)	14,201	12,422
Point in time (2)	5,541	6,628
Total revenue, net	$97,872	$109,764
(1)Represents revenue generated from the FTG program.
(2)Represents revenue generated from digital textbooks and other miscellaneous fees.

The Company operates under one reportable segment. The Company generates the majority of its revenue from tuition, technology fees, and digital materials related to students whose primary funding source is governmental funding. Tuition represents amounts charged for course instruction, and technology fees represent amounts charged for the students’ use of the technology platform on which course instruction is delivered. Digital materials fees represent amounts charged for the digital textbooks that accompany the majority of courses taught at Ashford. With the exception of students attending courses within the three-week conditional admission, the majority of tuition and technology fees are recognized as revenue as control of the services is transferred to the student, which occurs over the applicable period of instruction. Similarly, the majority of digital materials fees are recognized as revenue when control of the product has been transferred to the student, which occurs when the student is granted unrestricted access to the digital textbook, generally, on the first day of the course. Revenue generated from students within the conditional admission period is deferred and recognized when the student matriculates into Ashford, which occurs in the fourth week of the course.
Ashford’s online students generally enroll in a program that encompasses a series of five to six-week courses that are taken consecutively over the length of the program. With the exception of those students under conditional admission and students enrolled under the FTG program, online students are billed on a payment period basis on the first day of a course. Students under conditional admission are billed for the payment period upon matriculation.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Below are the opening and closing balances of deferred revenue from the Company’s contracts with customers (in thousands):

	2020	2019
Deferred revenue opening balance, January 1	$23,356	$21,768
Deferred revenue closing balance, March 31	33,344	22,308
Increase	$9,988	$540
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
The difference between the opening and closing balances of deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment. For the three months ended March 31, 2020, the Company recognized $20.2 million of revenue that was included in the deferred revenue balance as of January 1, 2019. For the three months ended March 31, 2019, the Company recognized $19.6 million of revenue that was included in the deferred revenue balance as of January 1, 2018. Amounts reported in the closing balance of deferred revenue are expected to be recognized as revenue within the next 12 months.
5. Restructuring and Impairment Expense
During the three months ended March 31, 2020 and 2019, the Company recognized $2.8 million and approximately $29,000, respectively, of restructuring and impairment expense, which were comprised of the components described below.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company had previously vacated or consolidated properties in San Diego and Denver, and subsequently reassessed its obligations on non-cancelable leases. In addition, the Company relocated its headquarters from San Diego, California to Chandler, Arizona. As a result of these lease reassessments and relocation, during the three months ended March 31, 2020 and 2019, the Company recognized expense of approximately $41,000 and $29,000, respectively.
For the three months ended March 31, 2020, the Company recognized $2.7 million as restructuring and impairment expense relating to severance costs for wages and benefits. The reorganization was part of the Company’s overall reassessment of resources. For the three months ended March 31, 2019, the Company had no restructuring and impairment expense relating to severance costs for wages and benefits.
The following table summarizes the amounts recorded in the restructuring and impairment charges line item on the Company’s condensed consolidated statements of income (loss) for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Severance costs	2,722	—
Lease exit and other costs	41	29
Total restructuring and impairment expense	$2,763	$29
The following table summarizes the changes in the Company's restructuring and impairment liability by type during the three months ended March 31, 2020 (in thousands):

	Student Transfer Agreement Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2019	$1,296	$8,001	$976	$10,273
Restructuring and impairment expense	—	2,722	41	2,763
Payments and adjustments	—	(8,928)	(108)	(9,036)
Balance at March 31, 2020	$1,296	$1,795	$909	$4,000
The restructuring liability amounts are recorded within either the (i) accounts payable and accrued liabilities account, (ii) lease liability account or (iii) other long-term liabilities account on the condensed consolidated balance sheets.
6. Fair Value Measurements
The following tables summarize the fair value information as of March 31, 2020 and December 31, 2019, respectively (in thousands):

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
Mutual funds	$2,212	$—	$—	$2,212
Contingent consideration	$—	$—	$3,150	$3,150

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Mutual funds	$2,502	$—	$—	$2,502
Contingent consideration	$—	$—	$3,150	$3,150
The mutual funds in the tables above, represent the deferred compensation asset balances, which are considered to be trading securities. The Company’s deferred compensation asset balances are recorded in the investments line item on the

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Company’s condensed consolidated balance sheets, and are classified as Level 1 securities. There were no transfers between any level categories for investments during the periods presented.
There were no differences between amortized cost and fair value of investments as of March 31, 2020 and December 31, 2019, respectively. There were no reclassifications out of accumulated other comprehensive income during either the three months ended March 31, 2020 and 2019.
The contingent consideration represents the fair value of shares to be issued as part of the acquisition of Fullstack. For further information regarding acquisitions, refer to Note 3, “Business Combinations” to the condensed consolidated financial statements. The contingent consideration is classified as Level 3 and was determined by use of a Monte Carlo simulation to model 100,000 scenarios of future revenue and university contracts over the measurement period, which were then present-valued using a risk-free rate. The contingent consideration is recorded in the other long-term liabilities line item on the Company’s condensed consolidated balance sheets. The fair value of accrued contingent consideration is remeasured each reporting period, and increases or decreases in the related probabilities of achieving the forecast results, may result in a higher or lower fair value measurement. Changes in fair value resulting from changes in the likelihood of contingent payments are included in the condensed consolidated statements of income (loss).
7. Accounts Receivable, Net
Accounts receivable, net, consists of the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
Accounts receivable	$57,861	$48,663
Less allowance for credit losses	11,151	13,712
Accounts receivable, net	$46,710	$34,951
There is an immaterial amount of accounts receivable, net, at each balance sheet date with a payment due date of greater than one year.
The following table presents the changes in the allowance for credit losses for the three months ended March 31, 2020 (in thousands):

	Beginning Balance	Charged to Expense	Write-offs	Recoveries of amounts	Ending Balance
FTG-related allowance	$1,749	$603	$(404)	$122	$2,070
Non-FTG related allowance	11,963	2,734	(7,185)	1,569	9,081
Total allowance for credit losses	$13,712	$3,337	$(7,589)	$1,691	$11,151

The following table presents the changes in the allowance for credit losses for the three months ended March 31, 2019 (in thousands):

	Beginning Balance	Charged to Expense	Write-offs	Recoveries of amounts	Ending Balance
FTG-related allowance	$1,505	$465	$(722)	$107	$1,355
Non-FTG related allowance	10,675	3,143	(7,185)	1,598	8,231
Total allowance for credit losses	$12,180	$3,608	$(7,907)	$1,705	$9,586

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
Prepaid expenses	$5,165	$4,593
Prepaid licenses	5,532	2,794
Prepaid income taxes	18	18
Income tax receivable	14,472	1,695
Prepaid insurance	836	995
Insurance recoverable	602	670
Other current assets	1,847	9,759
Total prepaid expenses and other current assets	$28,472	$20,524
For the three months ended March 31, 2020, the increase in income tax receivable was primarily attributable to the changes in tax law as a result of the CARES Act. For further information regarding the CARES Act, refer to Note 13, “Income Taxes” to the condensed consolidated financial statements.
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
Furniture and office equipment	$45,494	$43,579
Software	7,425	7,381
Leasehold improvements	18,506	19,973
Vehicles	22	22
Total property and equipment	71,447	70,955
Less accumulated depreciation and amortization	(38,134)	(36,661)
Total property and equipment, net	$33,313	$34,294
For the three months ended March 31, 2020 and 2019, depreciation and amortization expense related to property and equipment was $1.6 million and $0.9 million, respectively.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Goodwill and Intangibles, Net
Goodwill and intangibles, net, consists of the following (in thousands):

	March 31, 2020
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$14,813	$(13,306)	$1,507
Purchased intangible assets	29,185	(12,091)	17,094
Total definite-lived intangible assets	$43,998	$(25,397)	$18,601
Goodwill and indefinite-lived intangibles			24,578
Total goodwill and intangibles, net			$43,179

	December 31, 2019
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,273	$(19,667)	$1,606
Purchased intangible assets	29,185	(10,950)	18,235
Total definite-lived intangible assets	$50,458	$(30,617)	$19,841
Goodwill and indefinite-lived intangibles			24,578
Total goodwill and intangibles, net			$44,419
For the three months ended March 31, 2020 and 2019, amortization expense was $1.3 million and $0.6 million, respectively.
The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
Remainder of 2020	$3,990
2021	4,178
2022	3,534
2023	3,377
2024	1,840
2025 and thereafter	1,682
Total future amortization expense	$18,601

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
Accounts payable	$11,182	$6,603
Accrued salaries and wages	5,708	11,872
Accrued bonus	7,527	6,560
Accrued vacation	4,142	5,123
Accrued litigation and fees	8,041	8,041
Accrued expenses	18,214	20,140
Current leases payable	6,276	7,875
Accrued insurance liability	1,743	1,946
Total accounts payable and accrued liabilities	$62,833	$68,160
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consists of the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
Deferred revenue	$33,344	$23,356
Student deposits	29,185	31,928
Total deferred revenue and student deposits	$62,529	$55,284
Other Long-Term Liabilities
Other long-term liabilities consists of the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
Uncertain tax positions	$103	$102
Contingent consideration	3,150	3,150
Other long-term liabilities	3,078	2,095
Total other long-term liabilities	$6,331	$5,347

9. Credit Facilities
The Company has issued letters of credit that are collateralized with cash (held in restricted cash) in the aggregate amount of $17.8 million as of March 31, 2020.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. The Company has entered into a surety bond facility with an insurance company to provide such bonds when required. As of March 31, 2020, the Company’s total available surety bond facility was $8.5 million, and the surety had issued bonds totaling $8.2 million on the Company’s behalf under such facility.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
10. Lease Obligations
Operating Leases
The Company leases various office facilities which expire at various dates through 2023. These facilities are used for academic operations, corporate functions, enrollment services and student support services. The Company does not have any leases other than its office facilities. All of the leases were classified as operating leases for the period ended March 31, 2020, and the Company does not have any finance leases. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on the Company’s condensed consolidated balance sheets.
The Company has agreements to sublease certain portions of its office facilities, with three active subleases as of March 31, 2020. The Company’s subleases do not include any options to extend, nor any options for early termination. The Company’s subleases do not contain any residual value guarantees or restrictive covenants. All of the subleases were classified as operating leases for the period ended March 31, 2020. The Company is subleasing approximately 28,400 square feet of office space in San Diego, California with a remaining commitment to lease of 1 month and net lease payments of approximately $61,000. The Company is subleasing approximately 72,200 square feet of office space in Denver, Colorado with a remaining commitment to lease of 17 months and net lease payments of $1.4 million. The Company is subleasing additional office space of approximately 21,000 square feet in Denver, Colorado with a remaining commitment to lease of 35 months and net lease payments of $1.7 million. Sublease income for the three months ended March 31, 2020 and 2019 was $0.5 million and $0.7 million, respectively.
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
The following table sets forth the computation of basic and diluted income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income (loss)	$2,020	$(6,642)
Denominator:
Weighted average number of common shares outstanding	30,340	27,180
Effect of dilutive options and stock units	1,716	—
Diluted weighted average number of common shares outstanding	32,056	27,180
Income (loss) per share:
Basic	$0.07	$(0.24)
Diluted	$0.06	$(0.24)

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the number of stock options, RSUs and PSUs, excluded from the computation of diluted income (loss) per share for the periods indicated below because their effect was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options	1,764	1,957
RSUs and PSUs	1,717	528

12. Stock-Based Compensation
The Company recorded $4.1 million and $1.7 million of stock-based compensation expense for the three months ended March 31, 2020 and 2019, respectively. The related income tax benefit was $1.0 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.
During the three months ended March 31, 2020, the Company granted approximately 32,950 RSUs at a weighted average grant date fair value of $1.91 and 0.5 million RSUs vested. During the three months ended March 31, 2019, the Company granted 1.1 million RSUs at a grant date fair value of $6.19, and 0.4 million RSUs vested.
During the three months ended March 31, 2020, no performance-based or market-based PSUs were granted, and no performance-based or market-based PSUs vested. During the three months ended March 31, 2019, 0.4 million market-based PSUs were granted at a grant date fair value of $8.24, and no performance-based or market-based PSUs vested.
As of March 31, 2020, there was unrecognized compensation cost of $4.0 million related to unvested stock options, RSUs and PSUs.
13. Income Taxes
The Company uses the asset-liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that will result in income and deductions in future years.
The Company recognizes deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, the Company evaluates a number of factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended March 31, 2020 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation certain subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against its deferred tax assets should continue to be maintained as of March 31, 2020.
The Company’s current effective income tax rate that has been applied to normal, recurring operations for the three months ended March 31, 2020 was (1.1)%. The Company’s actual effective income tax rate after discrete items was 118.8% for the three months ended March 31, 2020. The income tax benefit for the three months ended March 31, 2020 was attributable to certain changes in income tax law related to net operating loss carryback as a result of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The expected benefit from the net operating loss carryback is approximately $12.9 million.
As of March 31, 2020, and December 31, 2019, the Company had $0.9 million and $2.1 million of gross unrecognized tax benefits, of which $0.8 million and $2.0 million would impact the effective income tax rate if recognized, respectively. Although the Company cannot predict the timing of resolution with taxing authorities, if any, the Company believes it is reasonably possible that the total of the unrecognized tax benefits could change in the next twelve months due to settlement

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
with tax authorities or expiration of the applicable statute of limitations. Although the Company believes the tax accruals provided are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from the Company’s historical income tax provisions and accruals.
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
14. Regulatory
The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (“Higher Education Act”), and the regulations promulgated thereunder by the U.S. Department of Education (“Department”) subject the Company to significant regulatory scrutiny on the basis of numerous standards that institutions of higher education must satisfy in order to participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV programs”). Ashford is regionally accredited by Western Association of Schools and Colleges Senior College and University Commission (“WSCUC”).
Department of Education Open Program Review of Ashford University
In July 2016, Ashford was notified by the Department that an off-site program review had been scheduled to assess Ashford’s administration of the Title IV programs in which it participates. The off-site program review commenced in July 2016 and covered students identified in the 2009-2012 calendar year data previously provided by Ashford to the Department in response to a request for information received from the Multi-Regional and Foreign School Participation Division of the Department’s Office of Federal Student Aid (“FSA”) in December 2015 but may be expanded if the Department deems such expansion appropriate.
In December 2016, the Department informed Ashford that it intended to continue the program review on-site at Ashford. The on-site program review commenced in January 2017 and initially covered the 2015-2016 and 2016-2017 award years, but may be expanded if the Department deems such expansion appropriate. To date, the Company has not received a draft report from the Department.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Department of Education Close Out Audit of University of the Rockies
The Company previously recorded an expense of $1.5 million for the year ended December 31, 2018, in relation to the close out audit of University of the Rockies resulting from its merger with Ashford in October 2018. The expense was recorded in relation to borrower defense to repayment regulations. On September 26, 2019, the Department of Education sent Ashford a Final Audit Determination letter for the University of the Rockies. This letter confirmed that with the exception of the borrower defense to repayment regulations, none of the other audit findings resulted in financial liability. The Department also stated that additional liabilities could accrue in the future. On December 19, 2019, the Company filed an administrative appeal with the Department appealing the alleged liability on the basis that the University of Rockies did not close but rather merged with Ashford. The briefing on the appeal is scheduled to be completed by May 22, 2020, following which the assigned administrative law judge will issue a decision.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
For the fiscal year ended December 31, 2018, the consolidated composite score calculated was 2.2, satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy to participate in Title IV programs. The Company expects the consolidated composite score for the year ended December 31, 2019 to be 0.7 and below the composite score requirement as a result of non-recurring restructuring and acquisition related charges. The Department has historically calculated Ashford’s composite score based on Zovio’s consolidated audited financial statements rather than Ashford’s stand alone audited financial statements. However, the deadline to submit audited financial statements to the Department is June 30, 2020, by which date the Company expects that Ashford will have been separated from Zovio as a result of the Conversion Transaction currently estimated to close in June 2020. Following separation and closing, and given that Ashford will no longer be owned by Zovio, Ashford will submit its stand-alone audited financial statements to the Department for the purpose of calculating the institution’s composite score. The Company expects Ashford’s composite score, based on its standalone audited financial statements for the year ended December 31, 2019, to be at least 1.6 and above the Department’s requirement for a composite score of 1.5 or greater.
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
GI Bill Benefits
On September 6, 2019, the U.S. Department of Veterans Affairs (“VA”) announced that effective October 1, 2019, the VA would be assuming the functions of the SAA for California (“CSAAVE”), based on its negative assessment of CSAAVE’s performance during the preceding three years. On October 14, 2019, Ashford submitted the application for approval in California with the VA. On February 14, 2020, Ashford received notice from the VA, serving as the State Approving Agency (“SAA”) for the State of California, that Ashford meets the criteria for approval for veterans education under the provisions of Title 38, United States Code, Section 3675, and that the VA, acting as the California SAA, had approved substantially all of Ashford’s programs that students and potential students could pursue using their GI Bill benefits, retroactive to July 1, 2019.
This notice substantially resolved the GI Bill Benefits issue that emerged in May 2016, when the Iowa Department of Education (“Iowa DOE”), which is the Iowa SAA, informed the Company that, as a result of the planned closure of the Clinton Campus, the Iowa DOE would no longer continue to approve Ashford’s programs for GI Bill benefits after June 30, 2016, and recommended Ashford seek approval through the SAA for any location that met what the Iowa DOE determined to be the definition of a “main campus” or “branch campus.” Ashford quickly began the process of applying for approval through the CSAAVE, but withdrew its initial CSAAVE application in order to prevent any disruption of educational benefits to Ashford's veteran students when CSAAVE indicated that additional information and documentation would be required before Ashford’s application could be considered. At the VA’s request, Ashford submitted a second application to CSAAVE for approval on January 5, 2018. CSAAVE, however, declined to act on that application. At the VA’s request, Ashford submitted a third approval application to CSAAVE on November 19, 2018. CSAAVE likewise declined to act on that application.
Ashford initiated two lawsuits in connection with the GI Bill Benefits issue. First, in June 2016, Ashford filed suit in the Iowa District Court for Polk County challenging the Iowa DOE’s announced intention to withdraw Ashford’s approval as a GI Bill eligible institution. In September 2016, the Iowa District Court entered a written order staying the Iowa DOE’s announced

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
intention to withdraw the approval of Ashford as a GI Bill eligible institution. That order remains in effect and the suit is pending. Second, in November 2017, Ashford filed a petition for review in the United States Court of Appeals for the Federal Circuit challenging the VA’s conclusion that an approval issued to Ashford by the Arizona State Approving Agency (“ASAA”) to provide GI Bill benefits to its students was jurisdictionally insufficient, as well as VA’s stated intention to suspend payment of educational assistance and approval of new student enrollments and student re-enrollments for Ashford’s online programs in 60 days unless corrective action was taken. On March 3, 2020, the Federal Circuit ruled that it did not have jurisdiction to consider Ashford’s petition and therefore dismissed the petition.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
On October 11, 2012, the Adolph-Laroche action was consolidated with the Martinez action and captioned In re Bridgepoint, Inc. Shareholder Derivative Action. A consolidated complaint was filed on December 18, 2012 and the defendants filed a motion to stay the case while the underlying securities class action is pending. The motion was granted by the Court on April 11, 2013. The stay was lifted following the settlement of the underlying securities class action and all defendants filed demurrers on October 3, 2016, which were granted with leave to amend on October 6, 2017. On October 17, 2017, the plaintiff submitted a litigation demand to the Company's Board of Directors, which appointed a working group to evaluate the demand. The board refused the demand and the Plaintiff filed a Second Amended Complaint on October 3, 2018. The Defendants filed demurrers on December 21, 2018, which were granted by the Court on June 14, 2019. As a result, the Court entered a final order dismissing the case on July 8, 2019. Plaintiff filed a notice of appeal, but the parties subsequently filed a joint stipulation to dismiss the appeal with prejudice, which was granted by the Court. As a result, this matter is now concluded.
Obrochta v. Clark, et al.
On February 13, 2020, a shareholder derivative complaint was filed in the Superior Court of the State of California in San Diego. The complaint asserts derivative claims on the Company's behalf against certain of its current and former officers and directors. The complaint is captioned Obrochta v. Clark, et al. and generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. The lawsuit seeks unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees. The parties have not yet responded to the complaint, but will most likely seek to have the case dismissed or stayed during discovery in the underlying Stein securities class action.
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
On October 1, 2019, the plaintiff filed a substantially similar amended complaint. On November 27, 2019, all defendants filed a motion to dismiss, which is currently pending with the Court. The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. The Company has not accrued any liability associated with this action.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussions and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report. For additional information regarding our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 20, 2020, as well as our consolidated financial statements and related notes thereto included in Part II, Item 8 of the Form 10-K.
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

•our ability to post and the impact of posting a letter of credit and meeting other conditions of the Department with respect to the potential conversion and separation of Ashford;

•our ability to comply with the extensive and continually evolving regulatory framework applicable to us and Ashford, including Title IV of the Higher Education Act of 1965, as amended (“Higher Education Act”), and its implementing regulations, the gainful employment regulations, defense to repayment regulations, state authorization regulations, state laws and regulatory requirements, and accrediting agency requirements;

•projections, predictions and expectations regarding our business, financial position, results of operations, liquidity and capital resources, and enrollment trends at Ashford;
•our anticipated seasonal fluctuations in enrollment and operating results;
•our ability to obtain continued approval of Ashford’s programs for GI Bill benefits through the Iowa State Approving Agency (“ISAA”) or the California State Approving Agency for Veteran's Education (“CSAAVE”), and to prevent any disruption of educational benefits to Ashford’s veteran students;
•the ability of Ashford to continue participating in the U.S. Department of Defense Tuition Assistance Program for active duty military personnel and to prevent any disruption of educational benefits to Ashford’s active duty military students;
•the outcome of various lawsuits, claims and legal proceedings;
•the impact of COVID-19 on the timing of the Ashford conversion, on the economy, and the demand for our services and the collectibility of our receivables;
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
All forward-looking statements in this report are qualified in their entirety by the cautionary statements included herein, and you should not place undue reliance on any forward-looking statements. These forward-looking statements speak only as of the date of this report. We assume no obligation to update or revise any forward-looking statements contained herein to reflect actual results or any changes in our assumptions or expectations or any other factors affecting such forward-looking statements, except to the extent required by applicable securities laws. If we do update or revise one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
Overview
Zovio Inc is an education technology services company that partners with higher education institutions and employers to deliver innovative, personalized solutions to help learners and leaders achieve their aspirations. Our wholly-owned subsidiary, Ashford is a regionally accredited academic institution, which delivers programs primarily online. Ashford offers associate’s, bachelor’s, master’s and doctoral programs primarily online. As of March 31, 2020, Ashford offered approximately 1,200 courses and approximately 70 degree programs.
In April 2019, the Company acquired Fullstack Academy, Inc (“Fullstack”) and TutorMe.com, Inc. (“TutorMe”), which became wholly-owned subsidiaries of the Company. Fullstack is an innovative web development school offering immersive technology bootcamps, whereas TutorMe is an online education platform that provides 24/7 on-demand tutoring and online courses. Fullstack and TutorMe are both contributors to the strategy of Zovio becoming a best-in-class education technology services company.
Key operating data
In evaluating our operating performance, management focuses in large part on our (i) revenue, (ii) operating income (loss) and (iii) period-end enrollment at Ashford. The following table, which should be read in conjunction with our condensed consolidated financial statements included in Part I, Item 1 of this report, presents our key operating data for each of the periods presented (in thousands, except for enrollment data):

	Three Months Ended March 31,
	2020	2019
Consolidated Statement of Income Data:
Revenue	$97,872	$109,764
Operating loss	$(10,495)	$(7,195)
Consolidated Other Data:
Period-end enrollment (1)	35,335	39,095

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
Key enrollment trends
Enrollment at Ashford decreased (9.6)% to 35,335 students at March 31, 2020 as compared to 39,095 students at March 31, 2019. Enrollment increased by 1.8% since the end of the preceding fiscal year, from 34,722 students at December 31, 2019 to 35,335 students at March 31, 2020.
We believe new enrollment has been impacted by the deliberate changes in our marketing strategy in which we significantly reduced our spending in the affiliate channel and reinvested some of those savings in other channels. We have been implementing this marketing strategy that reflects a shift in our advertising mix, in an effort to attract prospective students who have a higher probability of being academically successful, with the goal of making meaningful improvements to the efficiency of our advertising, admissions and marketing spend.
We also believe the decline in enrollment is partially attributable to a general weakening in the overall education industry due in large part to increased regulatory scrutiny. Additionally, we generally experience a seasonal increase in new enrollments during the first quarter of each year, subsequent to holiday break.
We continue to make investments in the workflow along the student lifecycle to better support our incoming and current students. One area in which we experienced positive enrollment trends in the first quarter is within the Education Partnerships programs with various employers. Some of these programs provide companies with the opportunity to offer their employees a way to pursue and complete a college degree without incurring any student debt. Enrollments in the Education Partnerships programs account for approximately 35% of our total enrollment as of March 31, 2020. Revenue derived from Education Partnerships is cash pay and is therefore not considered federal student aid for purposes of calculations under the 90/10 rule.
As we look to recalibrate our new enrollment expectations in light of COVID-19, there are two primary groups, Education Partnership programs, and to a lesser extent, military students, that would likely be impacted from a new enrollment and retention standpoint. While we saw continued momentum from our Education Partnership programs during the first quarter, we have noted that a few of our partners suspended their tuition reimbursement program, in the early part of the second quarter, as part of broader cost-cutting actions and there is a general unease among these students that their companies may take a similar path. Although too early to quantify, military students may also have been impacted by a disruption in military benefits.
Trends and uncertainties regarding revenue and continuing operations
Proposed conversion transaction
Ashford submitted a change in control and legal status application (the “Change of Control Application”) to the Western Association of Schools and Colleges Senior College and University Commission (“WSCUC”) seeking approval to convert to a nonprofit California public benefit corporation and separate from the Company (the “Conversion Transaction”).
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

In the Abbreviated Preacquisition Review Letter, along with other conditions, the Department indicated that it would require the posting of an irrevocable letter of credit with the Department within ten days of the Conversion Transaction for approximately $103 million, representing the Department’s determination of 25% of the Title IV funding in fiscal year 2018 (the “25% LOC”). This letter of credit would require coverage for 12 months, unless extended or replaced as determined by the Department. However, in light of the unprecedented COVID-19 pandemic and uncertain economic outlook, and other recent developments impacting our industry and business our timing for the closing of the conversion could be delayed.
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
Restructuring and impairment charges
We implemented various restructuring plans to better align our resources with our business strategy and the related charges are recorded in the restructuring and impairment expense line item on our condensed consolidated statements of income (loss). Changes to these estimates could have a material impact on the Company’s condensed consolidated financial statements. For information regarding the restructuring and impairment charges recorded, refer to Note 5, “Restructuring and Impairment Expense” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Valuation allowance
We recognize deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, we evaluate factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss. The cumulative loss incurred over the three-year period ended March 31, 2020 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. Such objective evidence limited our ability to consider in our evaluation other subjective evidence such as our projections for future growth. On the basis of our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against our deferred tax assets should continue to be maintained as of March 31, 2020.
On March 27, 2020, the US government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act is an emergency economic stimulus package passed in response to the coronavirus outbreak. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss (“NOL”) carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As of March 31, 2020, the Company expects that these provisions will have a material impact as the Company has net operating losses and expects to benefit from the deferral of certain payroll taxes through the end of calendar year 2020. The ultimate impact of the CARES Act may differ from this estimate due to changes in interpretations and assumptions, guidance that may be issued and actions the Company may take in response to the CARES Act. The CARES Act is highly detailed and the Company will continue to assess the impact that various provisions will have on its business.
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
The new regulations, among other things to: (1) define the roles and responsibilities of accrediting agencies, States, and the Department in oversight of institutions participating in the Federal Student Aid programs authorized under Title IV of the Higher Education Act of 1965, as amended (Title IV, Higher Education Act programs); (2) establish “substantial compliance” as the standard for agency recognition; (3) modify “substantive change” requirements to provide greater flexibility to institutions to innovate and respond to the needs of students and employers, while maintaining strict agency oversight in instances of more complicated or higher risk changes in institutional mission, program mix, or level of credential offered; (4) clarify the Department’s accrediting agency recognition process, including accurate recognition of the geographic area within which an agency conducts business; and (5) modify the requirements for state authorization.
The new regulations provide for early implementation of select pieces of the state authorization component. Ashford has chosen to early implement and did so on March 20, 2020.
State Authorization for Distance Education Rules
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

Additional Proposed Rules on Distance Education and Innovation
On April 2, 2020, the Department released proposed rules covering Distance Education and other topics which were not covered in the Departments two prior rule making packages. The proposed changes include amending definitions of “distance education” and “correspondence courses” as well as other key terminology like “clock” and “credit hour.” The proposed rule also addresses competency based education, regular and substantive interaction, incarcerated students, and foreign schools. The Department is allowing for a short comment period which will end on May 4, 2020.
Gainful Employment
In October 2014, the Department published gainful employment regulations impacting programs required to prepare graduates for gainful employment in a recognized occupation. The gainful employment regulations became effective July 1, 2015, with certain institutional disclosure requirements which became effective early 2017.
On July 1, 2019, the Department of Education published a final rule rescinding the Department’s 2014 gainful employment regulations. The Higher Education Act requires that regulations affecting programs under Title IV be published in final form by November 1, prior to the start of the award year (July 1) to which they become effective. This section also permits the Secretary to designate any regulation as one that an entity subject to the regulations may choose to implement earlier, as well as conditions for early implementation. The Department designated the regulatory changes for early implementation, and an institution that early implements the rescission must document its early implementation internally. Ashford has chosen and documented early implementation.
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
Cohort Default Rate
For each federal fiscal year, the Department calculates a rate of student defaults over a three-year measuring period for each educational institution, which is known as a “cohort default rate.” An institution may lose its eligibility to participate in the Direct Loan Program and the Federal Pell Grant Program if, for any federal fiscal years, 40% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year.
The most recent official three-year cohort default rates for Ashford for the 2016, 2015 and 2014 federal fiscal years were 13.7%, 13.5% and 14.9%, respectively. The draft three-year cohort default rate for Ashford University for the 2017 federal fiscal year is 14.7%.
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

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective method. For information regarding the impact of this recent accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies - Recent Accounting Pronouncements” as well as Note 7, “Accounts Receivable” to our condensed consolidated financial statements included elsewhere in this report.
There were no other material changes to these critical accounting policies and estimates during the three months ended March 31, 2020.

Results of Operations
The following table sets forth our condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2020	2019
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	47.4	47.3
Admissions advisory and marketing	42.6	44.7
General and administrative	17.9	14.5
Restructuring and impairment expense	2.8	0.0
Total costs and expenses	110.7	106.5
Operating loss	(10.7)	(6.5)
Other (expense) income, net	(0.3)	0.5
Loss before income taxes	(11.0)	(6.0)
Income tax (benefit) expense	(13.1)	0.0
Net income (loss)	2.1%	(6.1)%
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Revenue. Our revenue for the three months ended March 31, 2020 and 2019, was $97.9 million and $109.8 million, respectively, representing a decrease of $11.9 million, or 10.8%. The decrease between periods was primarily due to a decrease of 8.3% in average weekly enrollment from 38,488 students for the three month period ended March 31, 2019 to 35,299 students for the three month period ended March 31, 2020. As a result of the decrease in enrollments, tuition revenue decreased by $10.6 million and technology fee revenue decreased by $0.7 million. The decrease in revenue between periods was also due to higher scholarships for the period, an increase of $3.9 million. The overall revenue decrease was partially offset by net revenue from subsidiaries of $4.0 million, as well as a tuition and fees increase, effective January 2020.
Instructional costs and services. Our instructional costs and services for the three months ended March 31, 2020 and 2019, were $46.4 million and $51.9 million, respectively, representing a decrease of $5.5 million, or 10.7%. Specific decreases between periods primarily include direct compensation of $3.5 million and corporate support services of $3.3 million, partially offset by an increase in other subsidiary costs of $1.2 million. Instructional costs and services, as a percentage of revenue, for the three months ended March 31, 2020 and 2019, were 47.4% and 47.3%, respectively, representing an increase of 0.1%. This increase primarily included increases in other subsidiary costs of 1.2%, instructor fees of 1.1%, facilities costs of 1.0% and professional fees of 0.3%, partially offset by a decrease in corporate support services of 2.4% and direct compensation of 1.5%. As a percentage of revenue, bad debt expense was 3.4% for the three months ended March 31, 2020, compared to 3.3% for three months ended March 31, 2019.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the three months ended March 31, 2020 and 2019, were $41.7 million and $49.1 million, respectively, representing a decrease of $7.4 million, or 15.0%. Specific factors contributing to the overall decrease between periods were decreases in compensation of $4.2 million and advertising costs of $4.0 million, partially offset by an increase in other subsidiary costs of $1.5 million. Admissions advisory and marketing, as a percentage of revenue, for the three months ended March 31, 2020 and 2019, were 42.6% and 44.7%, respectively, representing a decrease of 2.1%. This decrease primarily included decreases in compensation of 2.4% and advertising costs of 1.4%, partially offset by an increase in other subsidiary costs of 1.6%.
General and administrative. Our general and administrative expenses for the three months ended March 31, 2020 and 2019, were $17.5 million and $15.9 million, respectively, representing an increase of $1.6 million, or 9.9%. The increase between periods was primarily due to increases in administrative compensation of $3.2 million and corporate support services of $2.4 million, partially offset by a decrease in other subsidiary costs of $2.7 million and professional fees of $1.5 million.

General and administrative expenses, as a percentage of revenue, for the three months ended March 31, 2020 and 2019, were 17.9% and 14.5%, respectively, representing an increase of 3.4%. This increase was primarily due to increases in administrative compensation of 4.4%, corporate support services of 1.6%, and amortization of purchased intangibles of 0.8%, partially offset by decreases in other subsidiary costs of 2.8% and professional fees of 1.0%.
Restructuring and impairment charges. We recorded a charge of approximately $2.8 million to restructuring and impairment for the three months ended March 31, 2020, comprised primarily of severance costs resulting from a previous reduction in force. For the three months ended March 31, 2019, we recorded a charge of approximately $29,000 to restructuring and impairment, comprised primarily of revised estimates of lease charges.
Other (expense) income, net. Our other expense, net, was $0.3 million for the three months ended March 31, 2020 and other income, net, was $0.6 million for the three months ended March 31, 2019. The decrease between periods was primarily due to a loss on deferred compensation investments for the three months ended March 31, 2020.
Income tax expense (benefit). We recognized an income tax benefit of $12.8 million for the three months ended March 31, 2020, and an income tax expense of approximately $46,000, for the three months ended March 31, 2019, at effective tax rates of 118.8% and (0.7)%, respectively. The income tax benefit for the three months ended March 31, 2020 was attributable to certain changes in income tax law related to net operating loss carryback from tax years 2018 and 2019 to tax years 2013 and 2014 as a result of the CARES Act.
Net income (loss). Our net income was $2.0 million for the three months ended March 31, 2020, compared to net loss of $6.6 million for the three months ended March 31, 2019, an $8.6 million increase in net income as a result of the factors discussed above.
Liquidity and Capital Resources
We finance our operating activities and capital expenditures primarily through cash on hand. At March 31, 2020 and December 31, 2019, our cash and cash equivalents were $61.3 million and $69.3 million, respectively. At March 31, 2020 and December 31, 2019, we had total restricted cash of $24.6 million and $23.3 million. The balances at March 31, 2020 and December 31, 2019 had investments of $2.2 million and $2.5 million, respectively. At March 31, 2020, we had $1.1 million of long-term debt.
There was a slight decrease in the fair value of our investments at March 31, 2020 as compared to December 31, 2019. We believe that any fluctuations we have recently experienced are temporary in nature and that while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
Our income tax receivable increased from December 31, 2019 to March 31, 2020 due to the changes in income tax law related to net operating loss utilization as a result of the CARES Act. We anticipate receiving the related refund by the end of the current fiscal year.
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
Title IV and other governmental funding
Ashford derives the substantial majority of its respective revenues from students who enroll and are eligible for various federal student financial assistance programs authorized under Title IV of the Higher Education Act. Ashford is subject to significant regulatory scrutiny as a result of numerous standards that must be satisfied in order to participate in Title IV programs. For additional information regarding Title IV programs and the regulation thereof, see “Business—Regulation” included in Part I, Item 1 of the Form 10-K. The balance of revenues derived by Ashford is from government tuition assistance programs for military personnel, including veterans, payments made in cash by individuals, reimbursement from corporate affiliates and private loans.

If we were to become ineligible to receive Title IV funding or other governmental funding, our liquidity would be significantly impacted. The timing of disbursements under Title IV programs is based on federal regulations and our ability to successfully and timely arrange financial aid for Ashford’s students. Title IV funds are generally provided in multiple disbursements before we earn a significant portion of tuition and fees and incur related expenses over the period of instruction. Students must apply for new loans and grants each academic year. These factors, together with the timing at which Ashford’s students begin their programs, affect our revenues and operating cash flow.
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
Operating activities
Net cash used in operating activities was $6.2 million for the three months ended March 31, 2020, compared to net cash used in operating activities of $16.4 million for the three months ended March 31, 2019, an overall decrease between periods in net cash used in operating activities of $10.2 million. The decrease in cash used in operating activities is primarily attributable to the $8.6 million increase in net income between periods and an increase in stock-based compensation expense of $2.4 million, partially offset by the net decrease in the overall changes in operating assets and liabilities as a result of lower enrollments and the current economic environment.
Investing activities
Net cash used in investing activities was $1.3 million for the three months ended March 31, 2020, compared to net cash used in investing activities of $6.7 million for the three months ended March 31, 2019. Capital expenditures for the three months ended March 31, 2020 were $1.2 million, compared to $6.5 million for the three months ended March 31, 2019. During the three months ended March 31, 2020 and 2019, we capitalized costs for intangibles of $0.1 million and $0.2 million, respectively. We expect our capital expenditures to be approximately $4.6 million for the year ending December 31, 2020.
Financing activities
Net cash provided by financing activities was $0.9 million for the three months ended March 31, 2020, compared to net cash used in financing activities of $0.7 million for the three months ended March 31, 2019. During each of the three months ended March 31, 2020 and 2019, net cash used included tax withholdings related to the issuance of restricted stock units vesting. For the three months ended March 31, 2020, $1.1 million of cash provided by financing activities was cash received in the current period for which it will be repaid as a function of generating future revenue.
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
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of March 31, 2020, our total available surety bond facility was $8.5 million, and the surety had issued bonds totaling $8.2 million on our behalf under such facility.

Significant Contractual Obligations
The following table sets forth, as of March 31, 2020, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
(In thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Operating lease obligations	$63,066	$6,663	$7,839	$5,718	$4,497	$4,258	$34,091
Other contractual obligations	59,049	17,972	13,446	10,470	8,132	4,925	4,104
Uncertain tax positions	103	—	—	103	—	—	—
Total	$122,218	$24,635	$21,285	$16,291	$12,629	$9,183	$38,195
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of March 31, 2020, we had approximately $1.1 million in long-term debt.
Our future investment income may fall short of expectations due to changes in interest rates. At March 31, 2020, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting, during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may be susceptible to a number of political, economic, and geographic risks that could harm our business. Significant disruptions in the global economic environment, as a result of a pandemic such as COVID-19, may cause a decrease in our enrollment and adversely affect our business and financial results.
The occurrence of certain political, economic or geographic events (for example, natural disasters or a pandemic, such as the recent outbreak of COVID-19) could result in a significant decline in our revenue. We are dependent on students and other customers that are geographically diverse and could be negatively impacted if economic conditions in the US and globally were negatively impacted. Such an occurrence could cause a decrease in enrollment, including a decrease in student enrollment in our Corporate Partnership programs, through a slowing down of FTG, a decrease in military student enrollment, or including a decline in student retention.
The recent coronavirus outbreak has been declared a pandemic by the World Health Organization, has spread to the United States and many other parts of the world and will adversely affect our business operations, financial results, and employee availability, and may cause a decrease in our enrollment and a drop in student retention.
The outbreak of the Coronavirus (“COVID-19”) continues to grow both in the United States and globally, and related government and private sector responsive actions have and will continue to adversely affect our business operations. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the COVID-19 and the actions taken to contain it or treat its impact. We have asked our corporate employees whose jobs allow them to work remotely to do so for the foreseeable future. Such precautionary measures could create operational challenges as we adjust to a remote workforce, which could adversely impact our business. We are also dependent on customers that are geographically diverse and would be negatively impacted if economic conditions in the US and globally continue to be negatively impacted and cause a decrease in our enrollment.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
None.
Item 5.  Other Information.
None.

Item 6.  Exhibits.

Exhibit	Description
10.1	Employment Agreement for Mr. Spohn, dated April 2020
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew S. Clark, President and Chief Executive Officer, and Kevin Royal, Chief Financial Officer.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on April 29, 2020, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (Loss); (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOVIO INC

April 29, 2020	/s/ KEVIN ROYAL
Kevin Royal Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)