Form 10-Q
period 2020-06-30
Zovio Inc
filed 2020-08-03
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
The total number of shares of common stock outstanding as of July 24, 2020, was 32,138,856.

ZOVIO INC
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
ZOVIO INC
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of June 30, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$75,073	$69,280
Restricted cash	25,904	23,257
Investments	1,251	2,502
Accounts receivable, net of allowance for credit losses of $11.8 million and $13.7 million at June 30, 2020 and December 31, 2019, respectively	42,237	34,951
Prepaid expenses and other current assets	20,063	20,524
Total current assets	164,528	150,514
Property and equipment, net	32,449	34,294
Operating lease assets	22,965	18,615
Goodwill and intangibles, net	41,887	44,419
Other long-term assets	2,291	2,296
Total assets	$264,120	$250,138
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$58,558	$68,160
Deferred revenue and student deposits	62,065	55,284
Total current liabilities	120,623	123,444
Rent liability	26,871	22,409
Other long-term liabilities	4,621	5,347
Total liabilities	152,115	151,200
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both June 30, 2020, and December 31, 2019	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 66,326 and 65,695 issued, and 32,139 and 30,327 outstanding, at June 30, 2020 and December 31, 2019, respectively	666	660
Additional paid-in capital	176,160	192,413
Retained earnings	382,438	375,180
Treasury stock, 34,187 and 35,368 shares at cost at June 30, 2020, and December 31, 2019, respectively	(447,259)	(469,315)
Total stockholders' equity	112,005	98,938
Total liabilities and stockholders' equity	$264,120	$250,138
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$103,940	$107,495	$201,812	$217,259
Costs and expenses:
Instructional costs and services	44,874	55,088	91,255	107,026
Admissions advisory and marketing	38,802	44,810	80,535	93,882
General and administrative	14,496	22,532	31,986	38,452
Restructuring and impairment expense	483	5,394	3,246	5,423
Total costs and expenses	98,655	127,824	207,022	244,783
Operating income (loss)	5,285	(20,329)	(5,210)	(27,524)
Other income (expense), net	161	297	(101)	896
Income (loss) before income taxes	5,446	(20,032)	(5,311)	(26,628)
Income tax expense (benefit)	299	(2,435)	(12,478)	(2,389)
Net income (loss)	$5,147	$(17,597)	$7,167	$(24,239)
Income (loss) per share:
Basic	$0.16	$(0.58)	$0.23	$(0.84)
Diluted	$0.16	$(0.58)	$0.23	$(0.84)
Weighted average number of common shares outstanding used in computing income (loss) per share:
Basic	32,137	30,215	31,238	28,706
Diluted	32,501	30,215	31,495	28,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2018	65,289	$653	$205,157	$429,992	$(508,188)	$127,614
Stock-based compensation	—	—	1,706	—	—	1,706
Exercise of stock options	6	1	59	—	—	60
Stock issued under stock incentive plan, net of shares held for taxes	284	2	(757)	—	—	(755)
Net loss	—	—	—	(6,642)	—	(6,642)
Balance at March 31, 2019	65,579	$656	$206,165	$423,350	$(508,188)	$121,983
Stock-based compensation	—	—	3,596	—	—	3,596
Stock issued under employee stock purchase plan	29	—	96	—	—	96
Stock issued under stock incentive plan, net of shares held for taxes	20	—	(51)	—	—	(51)
Stock issued under acquisition		3	(24,513)		38,873	14,363
Net loss	—	—	—	(17,597)	—	(17,597)
Balance at June 30, 2019	65,628	$659	$185,293	$405,753	$(469,315)	$122,390

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2019	65,695	$660	$192,413	$375,180	$(469,315)	$98,938
Adoption of accounting standards (Note 2)	—	—	—	91	—	91
Stock-based compensation	—	—	4,138	—	—	4,138
Stock issued under stock incentive plan, net of shares held for taxes	338	3	(205)	—	—	(202)
Net income	—	—	—	2,020	—	2,020
Balance at March 31, 2020	66,033	$663	$196,346	$377,291	$(469,315)	$104,985
Stock-based compensation	—	—	802	—	—	802
Stock issued under employee stock purchase plan	57	1	111	—	—	112
Stock issued under stock incentive plan, net of shares held for taxes	236	2	(182)	—	—	(180)
Contingent consideration	—	—	1,245	—	—	1,245
Stock issued for acquisition	—	—	(22,162)	—	22,162	—
Repurchase of common stock	—	—	—	—	(106)	(106)
Net income	—	—	—	5,147	—	5,147
Balance at June 30, 2020	66,326	$666	$176,160	$382,438	$(447,259)	$112,005
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$7,167	$(24,239)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts	6,402	7,525
Depreciation and amortization	5,883	4,198
Deferred income taxes	(4)	75
Stock-based compensation	4,940	5,302
Noncash lease expense	6,427	9,345
Net loss (gain) on marketable securities	117	(203)
Reassessment of lease charges	—	558
Changes in operating assets and liabilities:
Accounts receivable	(13,598)	(8,579)
Prepaid expenses and other current assets	301	(1,355)
Other long-term assets	6	(684)
Accounts payable and accrued liabilities	(9,139)	7,086
Deferred revenue and student deposits	6,781	(7,000)
Operating lease liabilities	(6,409)	(11,517)
Other liabilities	(2,158)	(2,630)
Net cash provided by (used in) operating activities	6,716	(22,118)
Cash flows from investing activities:
Capital expenditures	(1,570)	(17,767)
Purchases of investments	(684)	(74)
Capitalized costs for intangible assets	(146)	(293)
Cash paid in acquisition, net of cash acquired	—	(19,286)
Sale of investments	1,818	—
Net cash used in investing activities	(582)	(37,420)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	60
Proceeds from the issuance of stock under employee stock purchase plan	112	96
Borrowings from long-term liabilities	2,682	—
Tax withholdings on issuance of stock awards	(382)	(806)
Repurchase of common stock	(106)	—
Net cash provided by (used in) financing activities	2,306	(650)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,440	(60,188)
Cash, cash equivalents and restricted cash at beginning of period	92,537	190,584
Cash, cash equivalents and restricted cash at end of period	$100,977	$130,396

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$75,073	$104,617
Restricted cash	25,904	20,049
Long-term restricted cash	—	5,730
Total cash, cash equivalents and restricted cash	$100,977	$130,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$513	$4,637
Issuance of common stock for vested restricted stock units	$1,270	$2,628
Consideration for acquisition in accounts payable and accrued liabilities	$—	$483
Issuance of common stock for acquisitions	$—	$14,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business
Zovio Inc (the “Company”), a Delaware corporation, is an education technology services company that partners with higher education institutions and employers to deliver innovative, personalized solutions to help learners and leaders achieve their aspirations. One of its wholly owned subsidiaries, Ashford University® (“Ashford”), is a regionally accredited academic institution, which delivers programs online. Ashford offers associate’s, bachelor’s, master’s and doctoral programs.
In April 2019, the Company acquired both Fullstack Academy, Inc (“Fullstack”) and TutorMe.com, Inc. (“TutorMe”), both of which became wholly-owned subsidiaries of the Company. The operating results of Fullstack and TutorMe subsequent to the acquisition dates have been included in the Company's condensed consolidated results of operations. For further information regarding these acquisitions, refer to Note 3, “Business Combinations” to the condensed consolidated financial statements.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable represent the Company’s unconditional right to consideration arising from the transfer of tuition, digital materials, and technology and other fees under contracts with customers. Students generally fund their education costs through grants and/or loans under various Title IV programs, tuition assistance from military and corporate employers, and/or personal funds. With the exception of students enrolled under the Full Tuition Grant (“FTG”) program, payments are due on the respective course start date and are generally considered delinquent 120 days after that date.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accounts receivable are initially recorded at the amount management expects to collect under each customer contract and are adjusted for an allowance for credit losses at each reporting period. The Company determines its allowance for credit losses using a loss-rate method combined with an aging schedule approach, which is appropriate given the short-term nature of a substantial majority of the Company’s receivables and as collections vary significantly based upon a receivable’s aging bucket. Also, historical loss information is a reasonable basis on which to determine current expected credit losses for accounts receivable held at the reporting date because the risk characteristics of the Company’s customers and its credit practices have not changed significantly over time. The Company calculates separate historical loss rates for receivables under the FTG program and receivables from all other customers, on the basis of the different risk profiles and historical loss-rate experience with each type of customer. Additionally, the Company continuously monitors macroeconomic activity as well as other current conditions (e.g., internal Title IV processing times, economic downturns, cohort default rates, etc.) and their potential impact on collections to ensure the historical experience remains in line with current conditions and future short-term expectations.
The allowance for credit losses is recorded within instructional costs and services in the consolidated statements of income (loss). The Company writes off accounts receivable when the student account is deemed uncollectible, which typically occurs when the Company has exhausted all collection efforts.
Goodwill and Indefinite-Lived Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events and circumstances warrant. Historically, this testing has been performed as of October 1st of each fiscal year, however the Company determined that the testing date should be moved up to August 31st of each fiscal year. The Company does not consider this change to be material. The Company believes the timing of assessment is preferable as it better aligns with the Company’s planning and forecasting process and also provides additional time to complete the annual assessment in advance of quarterly reporting deadlines. The change in assessment date did not delay, accelerate, or avoid a potential impairment charge.
The Company has three distinct reporting units including (i) Zovio (which includes Ashford), (ii) Fullstack and (iii) TutorMe. To evaluate the impairment of goodwill, the Company first assesses qualitative factors, such as deterioration in general economic conditions or negative company financial performance, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. To evaluate the impairment of the indefinite-lived intangible assets, the Company assesses the fair value of the assets to determine whether they are greater or less than the carrying values. Determining the fair value of indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions are inherently uncertain and may include such items as growth rates used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and a determination of appropriate market comparables.
The Company's assessment through the second quarter of 2020 has not resulted in any impairment of its goodwill or indefinite-lived intangibles.
Notes Payable
The fair value of the Company’s outstanding notes payable is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates. The Company entered into a contract whereby its counterparty advanced funds to the Company for certain program development costs, which the Company is obligated to repay out of future revenues from the developed program. The Company recognized these advances as a debt obligation, and expects to begin repayments from future program revenues five years from the contract start date of June 1, 2019.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU modifies the disclosure requirements on fair value measurements in Topic 820 and removed, updated and added certain disclosure requirements. Some of these changes include, removing the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, clarification of measurement uncertainty disclosure, and changes in realized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements held as the end of the reporting period, among others. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.
3. Business Combinations
Acquisition of Fullstack Academy, Inc.
On April 1, 2019, the Company acquired Fullstack, a coding academy headquartered in New York, by acquiring all of its outstanding shares, pursuant to an Agreement and Plan of Reorganization (the “Fullstack Merger Agreement”). As of March 31, 2019, Fullstack had a carrying value of approximately $7.1 million of assets, excluding goodwill. At the closing of the Fullstack acquisition, the equityholders of Fullstack received consideration consisting of $17.7 million in cash (less purchase price adjustments of $1.8 million, plus third-party expenses of $2.0 million), and an aggregate of 2,443,260 shares of the Company’s common stock, subject to escrow adjustments. Additionally, under the Fullstack Merger Agreement, the equityholders of Fullstack will be entitled to receive up to 2,250,000 contingent shares of the Company’s common stock (the “Fullstack Contingent Consideration”). The Fullstack Merger Agreement contains an employee incentive retention pool of up to $5.0 million in cash, payable at specified times over a two-year period.
The assets and liabilities of Fullstack were recorded on the Company’s condensed consolidated balance sheets at their estimated fair values as of April 1, 2019, the acquisition date. Fullstack’s results of operations are included in the Company’s condensed consolidated statements of income (loss) from that date. Fullstack recognized revenue of $9.2 million, had an operating loss of $10.6 million, and net loss of $10.6 million for the period from acquisition through December 31, 2019. See additional supplemental pro forma financial information below. For the twelve months ended December 31, 2019, the Company recorded acquisition-related expenses of $4.7 million, in general and administrative on the consolidated statements of income (loss), associated with the Fullstack acquisition. The Company accounts for business combinations using the acquisition method of accounting.
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
The fair values assigned to assets acquired and liabilities assumed for Fullstack were based on management's best estimates and assumptions as of the reporting date. The fair value of the consideration to be paid exceeded the fair value of the net assets acquired and liabilities assumed, resulting in goodwill being recorded. Goodwill arising from the acquisition consists largely of future performance expected to be generated from new university and student relationships. None of the goodwill recognized is expected to be deductible for income tax purposes. The acquired intangible assets primarily relate to developed curriculum and trademarks, as well as university and student relationships, and have useful lives that range from 2 to 10 years.
The fair value of the common shares issued as part of the consideration paid was determined on the basis of the closing market price of the Company’s shares on the acquisition date, and also incorporated a discount for lack of marketability rates for various holding periods.
The Fullstack Contingent Consideration are issuable, subject to the terms and conditions of the Fullstack Merger Agreement. Of the total contingent 2,250,000 shares, (i) 1,250,000 were based upon final determination of the achievement of certain employee retention requirements and was expensed over the retention period, (ii) 500,000 shares are based upon 2020 revenue performance, earned on a sliding scale, in the event that revenues for Fullstack are between $25.0 million and $35.0 million, and (iii) 500,000 shares are based on contract performance milestones in 2019 and 2020, earned on a sliding scale, in the event Fullstack obtains between 4 and 8 new university contracts. The retention-based shares were achieved and paid out as of April 1, 2020. The fair value of the remaining performance-based Fullstack Contingent Consideration arrangements was estimated by applying a Monte Carlo simulation, based on the result of forecast information. These measures are based on significant inputs that are not observable by the market, and are therefore deemed to be Level 3 inputs. At each subsequent reporting date, the Company will remeasure the contingent consideration and recognize any changes in value, if necessary. If the probability of achieving the performance target significantly changes from what was initially anticipated, the change could have a significant impact on the Company’s financial statements in the period recognized. Fullstack obtained 8 new university contracts by June 30, 2020. As such, the valuation of the related 500,000 shares related to contract performance milestones was reclassified to equity as of that date. For further information regarding fair valuation, refer to Note 6, “Fair Value Measurements” to the condensed consolidated financial statements.
Acquisition of TutorMe.com, Inc.
On April 3, 2019, the Company acquired TutorMe, a provider of on-demand tutoring and online courses, headquartered in California, by acquiring all of its outstanding shares, pursuant to an Agreement and Plan of Reorganization (the “TutorMe Merger Agreement”). As of March 31, 2019, TutorMe had a carrying value of $0.6 million of assets, excluding goodwill. At the closing of the TutorMe acquisition, in exchange for all outstanding shares of TutorMe capital stock and other rights to acquire or receive capital stock of TutorMe, the Company (i) paid a total of $3.0 million in cash, subject to certain purchase price

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
adjustments, (ii) issued a total of 309,852 shares of the Company’s common stock, and (iii) assumed all issued and outstanding options of TutorMe (the “Assumed Options”), of which a total of 231,406 shares of the Company’s common stock are underlying the Assumed Options that are subject to certain time-based vesting requirements and a total of 79,199 shares of the Company’s common stock are underlying the Assumed Options that are subject to certain performance-based vesting requirements.
Separately, the Company (x) paid a total of approximately $1.2 million in cash to certain service providers of TutorMe as a transaction bonus and (y) issued a total of 293,621 Performance Stock Units (“PSUs”) to certain continuing service providers of TutorMe pursuant to the Company’s 2009 Stock Incentive Plan (as amended) and a restricted stock unit agreement.
The assets and liabilities of TutorMe were recorded on the Company’s condensed consolidated balance sheets at their estimated fair values as of April 3, 2019, the acquisition date. TutorMe’s results of operations are included in the Company’s condensed consolidated statements of income (loss) from that date. TutorMe recognized revenue of $0.9 million, had an operating loss of $3.2 million, and net loss of $3.2 million for the period from acquisition through December 31, 2019. See additional supplemental pro forma financial information below. For the twelve months ended December 31, 2019, the Company recorded acquisition-related expenses of $1.9 million, in general and administrative on the consolidated statements of income (loss), associated with the TutorMe acquisition. The Company accounts for business combinations using the acquisition method of accounting.
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
The fair value assigned to assets acquired and liabilities assumed for TutorMe are based on management's best estimates and assumptions as of the reporting date. The fair value of the consideration to be paid exceeded the fair value of the net assets acquired and liabilities assumed, resulting in goodwill being recorded. Goodwill arising from the acquisition consists largely of future performance expected to be generated from new university and student relationships, as well as the developed technology. None of the goodwill recognized is expected to be deductible for income tax purposes. The acquired intangible assets primarily relate to developed technology, as well as university and student relationships, and have useful lives that range from 2 to 10 years.
The fair value of equity includes the common shares issued as part of the consideration paid was determined on the basis of the closing market price of the Company’s shares on the acquisition date, which also incorporated a discount for lack of marketability rates for various holding periods.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The following table presents the Company’s net revenue disaggregated based on the revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Tuition revenue, net	$95,316	$97,729	$184,350	$196,686
Digital materials revenue, net	5,634	6,201	11,606	13,058
Technology fee revenue, net	2,514	3,094	5,000	6,525
Other revenue, net (1)	476	471	856	990
Total revenue, net	$103,940	$107,495	$201,812	$217,259
(1) Primarily consists of revenues generated from services such as graduation fees, transcript fees, and other miscellaneous services.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the Company’s net revenue disaggregated based on the timing of revenue recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Over time, over period of instruction	$84,083	$88,732	$162,213	$179,446
Over time, full tuition grant (1)	14,642	12,888	28,843	25,310
Point in time (2)	5,215	5,875	10,756	12,503
Total revenue, net	$103,940	$107,495	$201,812	$217,259
(1)Represents revenue generated from the FTG program.
(2)Represents revenue generated from digital textbooks and other miscellaneous fees.

The Company operates under one reportable segment and generates the majority of its revenue from tuition, technology fees, and digital materials related to students whose primary funding source is governmental funding. Tuition represents amounts charged for course instruction, and technology fees represent amounts charged for the students’ use of the technology platform on which course instruction is delivered. Digital materials fees represent amounts charged for digital textbooks that accompany the majority of courses taught at Ashford. With the exception of students attending courses within the three-week conditional admission, the majority of tuition and technology fees are recognized as revenue as control of the services is transferred to the student, which occurs over the applicable period of instruction. Similarly, the majority of digital materials fees are recognized as revenue when control of the product has been transferred to the student, which occurs when the student is granted unrestricted access to the digital textbook, generally, on the first day of the course. Revenue generated from students within the conditional admission period is deferred and recognized when the student matriculates into Ashford, which occurs in the fourth week of the course.
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
In certain cases, Ashford provides scholarships to students who qualify under various programs. These scholarships are recognized as direct reductions of revenue consistent with the timing of recognition associated with the related performance obligations. Also, for some customers, the Company does not expect to collect 100% of the consideration to which we are contractually entitled and, as a result, those customers may receive discounts or price adjustments that, based on historical Company practice, represent implied price concessions and are accounted for as variable consideration. The majority of these price concessions relate to amounts charged to students for goods and services, which management has determined will not be covered by the student’s primary funding source (generally, government aid) and, as a result, the student will become directly financially responsible for them. The reduction in the transaction price that results from this estimate of variable consideration reflects the amount the Company does not expect to be entitled to in exchange for the goods and services it will transfer to the students, as determined using historical experience and current factors, and includes performing a constraint analysis. These

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
estimates of variable consideration are recorded as direct reductions of revenue consistent with the timing of recognition associated with the related performance obligation.
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
Below are the opening and closing balances of deferred revenue from the Company’s contracts with customers (in thousands):

	2020	2019
Deferred revenue opening balance, January 1	$23,356	$21,768
Deferred revenue closing balance, June 30	32,101	24,009
Increase	$8,745	$2,241
For further information on deferred revenue and student deposits, refer to Note 8, “Other Significant Balance Sheet Accounts - Deferred Revenue and Student Deposits” and for further information on receivables, refer to Note 7, “Accounts Receivable, Net” within the condensed consolidated financial statements.
For the majority of the Company’s customers, payment for products and services is due at the beginning of each course. Under special circumstances, some customers may be offered non-interest bearing payment plan arrangements that can extend for up to three years. These payment plan arrangements give rise to significant financing components. However, since the Company historically collects substantially all of the consideration to which it expects to be entitled under such payment plans within one year or less, the impact of these significant financing components is not material to any period presented.
The difference between the opening and closing balances of deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment. For the six months ended June 30, 2020, the Company recognized $22.6 million of revenue that was included in the deferred revenue balance as of January 1, 2020. For the six months ended June 30, 2019, the Company recognized $21.3 million of revenue that was included in the deferred revenue balance as of January 1, 2019. Amounts reported in the closing balance of deferred revenue are expected to be recognized as revenue within the next 12 months.
5. Restructuring and Impairment Expense
During the three months ended June 30, 2020 and 2019, the Company recognized $0.5 million and $5.4 million, respectively, of restructuring and impairment expense. During the six months ended June 30, 2020 and 2019, the Company recognized $3.2 million and $5.4 million, respectively, of restructuring and impairment expense. These expenses were comprised of the components described below.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company had previously vacated or consolidated properties in San Diego and Denver, and subsequently reassessed its obligations on non-cancelable leases. In addition, the Company relocated its headquarters from San Diego, California to Chandler, Arizona. As a result of these lease reassessments and relocation, during the three months ended June 30, 2020 and 2019, the Company recognized expense of $0.2 million and $0.5 million, respectively, and during the six months ended June 30, 2020 and 2019, the Company recognized $0.3 million and $0.6 million, respectively.
For the three months ended June 30, 2020 and 2019, the Company recognized $0.3 million and $5.0 million, respectfully, of restructuring and impairment expense relating to severance costs for wages and benefits. For the six months ended June 30, 2020 and 2019, the Company recognized $3.0 million and $5.0 million, respectively. The reorganization was part of the Company’s overall reassessment of resources.
For the three and six months ended June 30, 2019, the Company recognized a credit of $0.1 million, respectively, as a reversal to restructuring and impairment, relating to the closure of a component of the Company's business. No such credit or expense was recorded for the three and six months ended June 30, 2020.
The following table summarizes the amounts recorded in the restructuring and impairment expense line item on the Company’s condensed consolidated statements of income (loss) for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Student transfer agreement costs (credit)	$—	$(139)	$—	$(139)
Severance costs	250	5,011	2,972	5,011
Lease exit and other costs	233	522	274	551
Total restructuring and impairment expense	$483	$5,394	$3,246	$5,423
The following table summarizes the changes in the Company's restructuring and impairment liability by type during the six months ended June 30, 2020 (in thousands):

	Student Transfer Agreement Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2019	$1,296	$8,001	$976	$10,273
Restructuring and impairment expense	—	2,972	274	3,246
Payments and adjustments	(14)	(9,789)	(328)	(10,131)
Balance at June 30, 2020	$1,282	$1,184	$922	$3,388
The restructuring liability amounts are recorded within either the (i) accounts payable and accrued liabilities account, (ii) lease liability account or (iii) other long-term liabilities account on the condensed consolidated balance sheets.
6. Fair Value Measurements
The following tables summarize the fair value information as of June 30, 2020 and December 31, 2019, respectively (in thousands):

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,251	$—	$—	$1,251

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Mutual funds	$2,502	$—	$—	$2,502
Contingent consideration	$—	$—	$3,150	$3,150
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
There were no differences between amortized cost and fair value of investments as of June 30, 2020 or December 31, 2019, and no reclassifications out of accumulated other comprehensive income during either the six months ended June 30, 2020 or 2019.
The contingent consideration represents the fair value of shares to be issued as part of the Fullstack acquisition. As of December 31, 2019, the contingent consideration is classified as Level 3 and was determined by use of a Monte Carlo simulation, which models 100,000 scenarios of the future revenue and university contracts over the measurement period, which were then present-valued using a risk-free rate. As of December 31, 2019, the contingent consideration is recorded in the other long-term liabilities line item on the Company’s condensed consolidated balance sheets. The fair value of the accrued contingent consideration is remeasured each reporting period and may result in a higher or lower fair value measurement. The fair value increases or decreases relative to the changes in stock price, as well as due to the probabilities of achieving the forecast results. Changes in fair value resulting from changes in the likelihood of contingent payments are included in the general and administrative expenses in the condensed consolidated statements of income (loss). During the six months ended June 30, 2020, there was a decrease in fair value, and therefore a reversal of expense of $1.6 million. However, as of June 30, 2020, the new university contract contingency was met, and therefore the valuation of the related 500,000 shares related to contract performance milestones was reclassified to equity as of that date. For further information regarding acquisitions, refer to Note 3, “Business Combinations” to the condensed consolidated financial statements.
7. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
Accounts receivable	$54,002	$48,663
Less allowance for credit losses	11,765	13,712
Accounts receivable, net	$42,237	$34,951

The following table presents the changes in the allowance for credit losses for the six months ended June 30, 2020 (in thousands):

	Beginning Balance	Charged to Expense	Write-offs	Recoveries of amounts	Ending Balance
FTG-related allowance	$1,749	$1,193	$(983)	$234	$2,193
Non-FTG related allowance	11,963	5,209	(10,833)	3,233	9,572
Total allowance for credit losses	$13,712	$6,402	$(11,816)	$3,467	$11,765

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the changes in the allowance for credit losses for the six months ended June 30, 2019 (in thousands):

	Beginning Balance	Charged to Expense	Write-offs	Recoveries of amounts	Ending Balance
FTG-related allowance	$1,505	$974	$(1,158)	$247	$1,568
Non-FTG related allowance	10,675	6,551	(12,140)	3,189	8,275
Total allowance for credit losses	$12,180	$7,525	$(13,298)	$3,436	$9,843

8. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
Prepaid expenses	$4,917	$4,593
Prepaid licenses	4,805	2,794
Prepaid income taxes	21	18
Income tax receivable (1)	8,246	1,695
Prepaid insurance	493	995
Insurance recoverable	370	670
Other current assets	1,211	9,759
Total prepaid expenses and other current assets	$20,063	$20,524
(1) For the six months ended June 30, 2020, the increase in income tax receivable was primarily attributable to the changes in tax law as a result of the CARES Act. For further information regarding the CARES Act, refer to Note 13, “Income Taxes” to the condensed consolidated financial statements.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
Furniture and office equipment	$44,140	$43,579
Software	7,416	7,381
Leasehold improvements	18,031	19,973
Vehicles	22	22
Total property and equipment	69,609	70,955
Less accumulated depreciation and amortization	(37,160)	(36,661)
Total property and equipment, net	$32,449	$34,294
For the three months ended June 30, 2020 and 2019, depreciation and amortization expense related to property and equipment was $1.6 million and $1.3 million, respectively. For the six months ended June 30, 2020 and 2019, depreciation and amortization expense related to property and equipment was $3.2 million and $2.3 million, respectively.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Goodwill and Intangibles, Net
Goodwill and intangibles, net, consisted of the following (in thousands):

	June 30, 2020
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$13,733	$(12,378)	$1,355
Purchased intangible assets	29,185	(13,231)	15,954
Total definite-lived intangible assets	$42,918	$(25,609)	$17,309
Goodwill and indefinite-lived intangibles			24,578
Total goodwill and intangibles, net			$41,887

	December 31, 2019
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,273	$(19,667)	$1,606
Purchased intangible assets	29,185	(10,950)	18,235
Total definite-lived intangible assets	$50,458	$(30,617)	$19,841
Goodwill and indefinite-lived intangibles			24,578
Total goodwill and intangibles, net			$44,419
For the three months ended June 30, 2020 and 2019, amortization expense was $1.3 million and $1.4 million, respectively. For the six months ended June 30, 2020 and 2019, amortization expense was $2.7 million and $1.9 million, respectively.
The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
Remainder of 2020	$2,658
2021	4,172
2022	3,547
2023	3,384
2024	1,863
2025 and thereafter	1,685
Total future amortization expense	$17,309

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
Accounts payable	$8,587	$6,603
Accrued salaries and wages	4,846	11,872
Accrued bonus	6,805	6,560
Accrued vacation	4,814	5,123
Accrued litigation and fees	8,041	8,041
Accrued expenses	16,368	20,140
Current leases payable	7,576	7,875
Accrued insurance liability	1,521	1,946
Total accounts payable and accrued liabilities	$58,558	$68,160
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consisted of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
Deferred revenue	$32,101	$23,356
Student deposits	29,964	31,928
Total deferred revenue and student deposits	$62,065	$55,284
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
Uncertain tax positions	$104	$102
Notes payable	2,763	—
Contingent consideration	—	3,150
Other long-term liabilities	1,754	2,095
Total other long-term liabilities	$4,621	$5,347

9. Credit Facilities
The Company has issued letters of credit that are collateralized with cash (held in restricted cash) in the aggregate amount of $18.1 million as of June 30, 2020.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. The Company has entered into a surety bond facility with an insurance company to provide such bonds when required. As of June 30, 2020, the surety had issued $8.6 million in bonds on the Company’s behalf under this facility.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
10. Lease Obligations
Operating Leases
The Company leases various office facilities with terms that expire at various dates through 2023. These facilities are used for academic operations, corporate functions, enrollment services and student support services. The Company does not have any leases other than its office facilities. All of the leases were classified as operating leases for the period ended June 30, 2020, and the Company does not have any finance leases. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on the Company’s condensed consolidated balance sheets.
The Company has agreements to sublease certain portions of its office facilities, with two active subleases as of June 30, 2020. The Company’s subleases do not include any options to extend or for early termination and do not contain any residual value guarantees or restrictive covenants. All of the subleases were classified as operating leases for the period ended June 30, 2020. The Company is subleasing approximately 37,000 square feet of office space in Denver, Colorado with a remaining commitment to lease of 14 months and net lease payments of $1.1 million. The Company is subleasing additional office space of approximately 21,000 square feet in Denver, Colorado with a remaining commitment to lease of 32 months and net lease payments of $1.6 million. Sublease income for the six months ended June 30, 2020 and 2019 was $1.0 million and $1.6 million, respectively.
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
The following table sets forth the computation of basic and diluted income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$5,147	$(17,597)	$7,167	$(24,239)
Denominator:
Weighted average number of common shares outstanding	32,137	30,215	31,238	28,706
Effect of dilutive options and stock units	364	—	257	—
Diluted weighted average number of common shares outstanding	32,501	30,215	31,495	28,706
Income (loss) per share:
Basic	$0.16	$(0.58)	$0.23	$(0.84)
Diluted	$0.16	$(0.58)	$0.23	$(0.84)

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the number of stock options, stock units, excluded from the computation of diluted income (loss) per share for the periods indicated below because their effect was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	1,675	1,973	1,720	1,987
Stock units	718	2,990	1,603	1,336

12. Stock-Based Compensation
The Company recorded $0.8 million and $3.6 million of stock-based compensation expense for the three months ended June 30, 2020 and 2019, respectively, and $4.9 million and $5.3 million for the six months ended June 30, 2020 and 2019, respectively. The related income tax benefit was $0.2 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively.
During the six months ended June 30, 2020, the Company granted 1.4 million RSUs at a weighted average grant date fair value of $2.15 and 0.8 million RSUs vested. During the six months ended June 30, 2019, the Company granted 1.2 million RSUs at a grant date fair value of $6.03, and 0.4 million RSUs vested.
During the six months ended June 30, 2020, the Company granted 1.1 million performance-based or market-based PSUs at a weighted average grant date fair value of $2.18, and no performance-based or market-based PSUs vested. During the six months ended June 30, 2019, 0.8 million market-based PSUs were granted at a grant date fair value of $7.17, and no performance-based or market-based PSUs vested.
During the six months ended June 30, 2020, no stock options were granted and no stock options were exercised. During the six months ended June 30, 2019, the Company granted 0.2 million stock options at a grant date fair value of $4.28 and 6,274 stock options were exercised.
As of June 30, 2020, there was unrecognized compensation cost of $7.5 million related to unvested stock options, RSUs and PSUs.
13. Income Taxes
The Company uses the asset-liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that will result in income and deductions in future years.
The Company recognizes deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, the Company evaluates a number of factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended June 30, 2020 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation certain subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against its deferred tax assets should continue to be maintained as of June 30, 2020.
The Company’s current effective income tax rate that has been applied to normal, recurring operations for the six months ended June 30, 2020 was (2.7)%. The Company’s actual effective income tax rate for the six months ended June 30, 2020, after discrete items, was 234.9%. The income tax benefit for the six months ended June 30, 2020 was attributable to certain changes in income tax law related to net operating loss carryback as a result of the Coronavirus Aid, Relief and Economic Security Act

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(“CARES Act”). The Company has filed for total refund claims of $12.7 million under the CARES Act and has received $6.2 million of the total refund claims as of June 30, 2020.
As of June 30, 2020, and December 31, 2019, the Company had $0.5 million and $2.1 million of gross unrecognized tax benefits, of which $0.5 million and $2.0 million would impact the effective income tax rate if recognized, respectively. The Company believes it is reasonably possible that the total of the unrecognized tax benefits of $0.5 million related to the Internal Revenue Service (“IRS”) audit examination at June 30, 2020 could be released in the third quarter ending September 30, 2020. Although the Company believes the tax accruals provided are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from the Company’s historical income tax provisions and accruals.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The tax years 2001 through 2019 are open to examination by major taxing jurisdictions to which the Company is subject.
The IRS audit examinations of the Company’s income tax returns for the years 2013 through 2016 has been completed and the Joint Committee on Taxation has taken no exception to the conclusions reached by the IRS. The final notice of proposed adjustments from the IRS examination had no adverse material impact on the Company’s overall financial results as at June 30, 2020.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Department of Education Close Out Audit of University of the Rockies
The Company previously recorded an expense of $1.5 million for the year ended December 31, 2018, in relation to the close out audit of University of the Rockies resulting from its merger with Ashford in October 2018. The expense was recorded in relation to borrower defense to repayment regulations. On September 26, 2019, the Department of Education sent Ashford a Final Audit Determination letter for the University of the Rockies. This letter confirmed that with the exception of the borrower defense to repayment regulations, none of the other audit findings resulted in financial liability. The Department also stated that additional liabilities could accrue in the future. On December 19, 2019, the Company filed an administrative appeal with the Department appealing the alleged liability on the basis that the University of Rockies did not close but rather merged with Ashford. The briefing on the appeal is complete and the Company is awaiting a decision by the administrative law judge.
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
On July 1, 2020, and in connection with the transaction recently announced, Ashford submitted to WSCUC a substantive change application for a change in ownership which requires review and approval by the Substantive Change Committee and the Structural Change Committee of the Commission. The name change from Ashford University to University of Arizona Global Campus will not occur until the change of ownership receives approval from WSCUC. For further information regarding subsequent events, refer to Note 16, “Subsequent Events” to the condensed consolidated financial statements.
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
In the Abbreviated Preacquisition Review Letter, along with other conditions, the Department indicated that it would require the posting of an irrevocable letter of credit with the Department within ten days of the Conversion Transaction for approximately $103 million letter of credit (“LOC”), representing the Department’s determination of 25% of the Title IV funding in fiscal year 2018 (the “25% LOC”). The Department is expected to conduct a post-closing review of Ashford following the change of control resulting from the Conversion Transaction consistent with the Department’s procedures during which the Department makes a determination on the institution’s request for recertification from the Department following the

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
change of control, including whether to impose an increase in the letter of credit requirement or place other conditions or restrictions on Ashford.
On July 7, 2020, the Department indicated it would no longer require the 25% LOC due to a proposed new transaction structure. Pursuant to the new structure, Ashford University LLC, the current owner and operator of Ashford, will become the sole member of, and will transfer the assets of Ashford to, AU NFP. Following this transfer, Ashford University, LLC will take certain steps necessary to become a nonprofit corporation and terminate the Company’s ownership interest in it. Because the legal entity that currently owns and operates Ashford will continue as the sole member of AU NFP, the Department has concluded that the historical financial statements of Ashford University, LLC will satisfy the new owner’s financial statement requirements and, accordingly, that a 25% LOC would no longer be necessary. As a result, the Company will no longer be pursuing a LOC through a senior secured term loan facility.
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
For the fiscal year ended December 31, 2018, the consolidated composite score calculated was 2.2, satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy to participate in Title IV programs. The Company expects the consolidated composite score for the year ended December 31, 2019 to be 0.7 and below the composite score requirement as a result of non-recurring restructuring and acquisition related charges. The Department has historically calculated Ashford’s composite score based on Zovio’s consolidated audited financial statements rather than Ashford’s stand alone audited financial statements. The deadline to submit audited financial statements was postponed by the Department from June 30, 2020 until up through December 31, 2020.
If the Conversion Transaction takes place, Ashford will no longer be owned by Zovio, and therefore Ashford will submit its stand-alone audited financial statements to the Department for the purpose of calculating the institution’s composite score. The Company expects Ashford’s composite score, based on its standalone audited financial statements for the year ended December 31, 2019, to be at least 1.6 and above the Department’s requirement for a composite score of 1.5 or greater.
On August 3, 2020, the Company announced the signing of a definitive agreement with the Arizona Board of Regents, a body corporate, for and on behalf of the University of Arizona and the University of Arizona Global Campus to acquire the assets of Ashford University. For further information regarding subsequent events, refer to Note 16, “Subsequent Events” to the condensed consolidated financial statements.
If the Department calculates Ashford’s composite score based on Zovio’s consolidated financial statements, the institution’s composite score for the period ended December 31, 2019 would be below the required composite score of at least 1.5. In such event, to continue participation in Title IV programs, Ashford would either need to: (1) submit a letter of credit equal to at least 50% or more of the Title IV Program funds received by the institution during its most recently completed fiscal year; or (2) at the discretion of the Department, submit a letter of credit equal to at least 10% or more of the Title IV Program funds received by the institution during its most recently completed fiscal year and accept additional conditions (including, but not limited to, a provisional certification, compliance with monitoring requirements, remain current on debt payments, meet certain financial obligations, agree to receive Title IV Program funds under an arrangement other than the Department’s standard advance funding arrangement, and agree to pay Title IV credit balances due to students before submitting a request for funds to the Department).

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
GI Bill Benefits
On September 6, 2019, the U.S. Department of Veterans Affairs (“VA”) announced that effective October 1, 2019, the VA would be assuming the functions of the State Approving Agency (“SAA”) for California (“CSAAVE”), based on its negative assessment of CSAAVE’s performance during the preceding three years. On October 14, 2019, Ashford submitted the application for approval in California with the VA. On February 14, 2020, Ashford received notice from the VA, serving as the SAA for the State of California, that Ashford meets the criteria for approval for veterans education under the provisions of Title 38, United States Code, Section 3675, and that the VA, acting as the California SAA, had approved substantially all of Ashford’s programs that students and potential students could pursue using their GI Bill benefits, retroactive to July 1, 2019. This notice substantially resolved the GI Bill Benefits issue that emerged in May 2016, when the Iowa Department of Education (“Iowa DOE”), which is the Iowa SAA, informed the Company that, as a result of the planned closure of the Clinton Campus, the Iowa DOE would no longer continue to approve Ashford’s programs for GI Bill benefits after June 30, 2016, and recommended Ashford seek approval through the SAA for any location that met what the Iowa DOE determined to be the definition of a “main campus” or “branch campus.”
On June 25, 2020, the California Department of Veterans Affairs signed an agreement with the US Department of Veterans Affairs that returned the CSAAVE to its role as the SAA for the State of California. CSAAVE’s transition back into their role as the SAA became effective on July 1, 2020.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
On June 8, 2020, President Trump vetoed House Joint Resolution 56, a Congressional Review Act resolution that would block the Trump administration’s rewrite of the Obama administration borrower defense to repayment rule. On June 26, 2020, the House failed to override President Trump’s veto of a bill that would have undone the Trump administration’s borrower-defense rule. The rule went into effect on July 1, 2020 and will apply to any federal student loans made on that date or after.
The Department recently notified Ashford that they would be initiating a preliminary review of borrower defense applications from borrowers who made claims regarding Ashford. As part of the initial fact-finding process, the Department will send individual student claims to the University and allow the institution the opportunity to submit a response to the borrower’s allegations. The University has begun to receive these claims and is reviewing and compiling the individual facts of each case to submit to the Department for their review.
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
The parties did not reach a resolution and on November 29, 2017, the CA Attorney General filed suit against Ashford and the Company. The Company intends to vigorously defend this case and emphatically denies the allegations made by the CA

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Attorney General that it ever deliberately misled its students, falsely advertised its programs, or in any way was not fully accurate in its statements to investors. However, the outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. At present, the Company cannot reasonably estimate any updated range of loss for this action based on currently available information and as such, the prior accrual of $8.0 million remains and is recorded on the accounts payable and accrued liabilities line item on the condensed consolidated balance sheets.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
On October 1, 2019, the plaintiff filed a substantially similar amended complaint. On November 27, 2019, all defendants filed a motion to dismiss, which was granted by the Court on June 15, 2020. The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. The Company has not accrued any liability associated with this action.

16. Subsequent Events
Zovio Inc, a Delaware corporation (the “Company”), through its wholly owned subsidiary, Ashford University, LLC, a California limited liability company (“AU LLC”), owns and operates Ashford University, a regionally-accredited, online university (the “University”). On August 1, 2020, the Company and AU LLC entered into a definitive Asset Purchase and Sale Agreement (the “Purchase Agreement”), by and among the Company, AU LLC, the Arizona Board of Regents, a body corporate, for and on behalf of the University of Arizona (the “University of Arizona”), and the University of Arizona Global Campus, a newly formed Arizona nonprofit corporation (“University of Arizona Global Campus”). Upon the closing of the transaction contemplated by the Purchase Agreement (the “Sale”), University of Arizona Global Campus will own and operate the University in affiliation with the University of Arizona and with a focus on expanding access to education for non-traditional adult learners. The board of directors of the Company, on behalf of the Company and AU LLC and with the support of the University’s board of trustees, has approved the Purchase Agreement and the consummation of the Sale in accordance with its terms. University of Arizona and University of Arizona Global Campus have also received all authorizations necessary to enter into the Purchase Agreement and consummate the Sale in accordance with its terms and subject to the conditions set forth therein.
Pursuant to the Purchase Agreement, at the closing of the Sale, the Company and AU LLC have agreed to transfer to University of Arizona Global Campus the tangible and intangible academic and related operations and assets comprising the University to University of Arizona Global Campus for consideration of $1.00 and University of Arizona Global Campus’s agreement to assume certain related liabilities. The transferred assets will include the University’s academic curriculum and content (subject to a license of that content back to the Company for use in its continuing business) and $16.5 million in cash working capital and, at closing, the Company will make an additional cash payment to University of Arizona Global Campus of $37.5 million. In addition, at the closing of the Sale, the University’s faculty, academic leadership and related staff will transfer their employment from AU LLC to University of Arizona Global Campus.
At this time, we are projecting cash and net assets transferred of $54.0 million and $49.0 million, respectively. The Company is still evaluating the amount, however, given the sales price of $1.00, the Company expects to incur a loss in the transaction that could be material to its consolidated financial statements.
On July 1, 2020, and in connection with the transaction recently announced, Ashford submitted to WSCUC a substantive change application for a change in ownership which requires review and approval by the Substantive Change Committee and the Structural Change Committee of the Commission. The University’s name change from Ashford University to University of Arizona Global Campus will not occur until the change of ownership receives approval from WSCUC.

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
•our ability to meet other conditions of the Department with respect to the potential conversion and separation of Ashford;
•our ability to successfully close on the asset purchase agreement with the Arizona Board of Regents, for and on behalf of the University of Arizona and the University of Arizona Global Campus regarding Ashford University;
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
•the impact of COVID-19 on the timing of the Ashford transactions, on the economy, and the demand for our services and the collectibility of our receivables;
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
Overview
Zovio Inc is an education technology services company that partners with higher education institutions and employers to deliver innovative, personalized solutions to help learners and leaders achieve their aspirations. Our wholly-owned subsidiary, Ashford is a regionally accredited academic institution, which delivers programs primarily online. Ashford offers associate’s, bachelor’s, master’s and doctoral programs primarily online. As of June 30, 2020, Ashford offered approximately 1,100 courses and approximately 65 degree programs.
In April 2019, the Company acquired both Fullstack Academy, Inc (“Fullstack”) and TutorMe.com, Inc. (“TutorMe”), which each became wholly-owned subsidiaries of the Company. Fullstack is an innovative web development school offering immersive technology bootcamps, and TutorMe is an online education platform that provides 24/7 on-demand tutoring and online courses. Fullstack and TutorMe are both contributors to the strategy of Zovio becoming a best-in-class education technology services company.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated Statement of Income Data:
Revenue	$103,940	$107,495	$201,812	$217,259
Operating income (loss)	$5,285	$(20,329)	$(5,210)	$(27,524)
Consolidated Other Data:
Period-end enrollment (1)	34,395	37,910	34,395	37,910
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
Key enrollment trends
Enrollment at Ashford decreased 9.3% to 34,395 students at June 30, 2020 as compared to 37,910 students at June 30, 2019. Enrollment decreased by 0.9% since the end of the preceding fiscal year, from 34,722 students at December 31, 2019 to 34,395 students at June 30, 2020.
We believe the decline in enrollment is partially attributable to a general weakening in the overall education industry due in large part to increased regulatory scrutiny.
We continue to make investments in the workflow along the student lifecycle to better support our incoming and current students. One area in which we continue to experience positive enrollment trends is within the Education Partnerships programs with various employers. Some of these programs provide companies with the opportunity to offer their employees a way to pursue and complete a college degree without incurring any student debt. Enrollments in the Education Partnerships programs account for approximately 35% of our total enrollment as of June 30, 2020. Revenue derived from Education Partnerships is cash pay and is therefore not considered federal student aid for purposes of calculations under the 90/10 rule.
While early in the second quarter we had witnessed certain corporate partners suspending their tuition reimbursement programs in-line with large scale cost cutting programs as a result of the uncertainty surrounding the COVID-19 pandemic, this trend has stabilized in recent weeks, with some partners even re-instating their programs. While this remains an important aspect of our new enrollment growth, after many quarters of substantial growth, we do anticipate the velocity of new enrollments from this contingent to moderate in coming quarters.
Trends and uncertainties regarding revenue and continuing operations
Proposed sale transaction
Zovio Inc, a Delaware corporation (the “Company”), through its wholly owned subsidiary, Ashford University, LLC, a California limited liability company (“AU LLC”), owns and operates Ashford University, a regionally-accredited, online university (the “University”). On August 1, 2020, the Company and AU LLC entered into a definitive Asset Purchase and Sale Agreement (the “Purchase Agreement”), by and among the Company, AU LLC, the Arizona Board of Regents, a body corporate, for and on behalf of the University of Arizona (the “University of Arizona”), and the University of Arizona Global Campus, a newly formed Arizona nonprofit corporation (“University of Arizona Global Campus”). Upon the closing of the transaction contemplated by the Purchase Agreement (the “Sale”), University of Arizona Global Campus will own and operate the University in affiliation with the University of Arizona and with a focus on expanding access to education for non-traditional adult learners. The board of directors of the Company, on behalf of the Company and AU LLC and with the support of the University’s board of trustees, has approved the Purchase Agreement and the consummation of the Sale in accordance with its terms. University of Arizona and University of Arizona Global Campus have also received all authorizations necessary to enter into the Purchase Agreement and consummate the Sale in accordance with its terms and subject to the conditions set forth therein.
Pursuant to the Purchase Agreement, at the closing of the Sale, the Company and AU LLC have agreed to transfer to University of Arizona Global Campus the tangible and intangible academic and related operations and assets comprising the University to University of Arizona Global Campus for consideration of $1.00 and University of Arizona Global Campus’s agreement to assume certain related liabilities. The transferred assets will include the University’s academic curriculum and content (subject to a license of that content back to the Company for use in its continuing business) and $16.5 million in cash working capital and, at closing, the Company will make an additional cash payment to University of Arizona Global Campus of $37.5 million. In addition, at the closing of the Sale, the University’s faculty, academic leadership and related staff will transfer their employment from AU LLC to University of Arizona Global Campus.
The Purchase Agreement includes customary representations, warranties, covenants, and indemnities by the parties, including (a) covenants generally requiring the Company and AU LLC to operate the University in the ordinary course prior to the closing, and (b) covenants generally requiring the respective parties to use commercially reasonable efforts to cause the transaction to be consummated. Other than the specific liabilities assumed by University of Arizona Global Campus, the Company and AU LLC will generally remain responsible for liabilities of the University relating to periods prior to the closing.
The closing of Sale is subject to customary closing conditions for transactions in this sector, including (a) the approval of the change in ownership of the University by the WASC Senior College and University Commission, the University’s institutional accrediting body, (b) the issuance by the U.S. Department of Education (“ED”) of a pre-acquisition review notice that does not require the University or University of Arizona Global Campus to post a letter of credit in order to obtain from ED a Temporary Provisional Program Participation Agreement (“TPPPA”) or a Provisional Program Participation Agreement (“PPPA”) or require the University of Arizona to co-sign the TPPPA or PPPA (either separately or as a condition of not receiving a letter of credit in order to obtain a TPPPA or PPPA); provided, however, that this condition generally will expire and be of no force and effect and University of Arizona Global Campus and University of Arizona shall be deemed to have waived this condition for all purposes, if ED does not issue such notice prior to December 1, 2020, and (c) the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company expects the transaction to close during the fourth quarter of 2020.
In connection with the closing of the Sale, the Company and University of Arizona Global Campus will enter into a long-term strategic services agreement (the “Strategic Services Agreement”) pursuant to which the Company will provide recruiting, financial aid, counseling, institutional support, information technology, and academic support services to University of Arizona Global Campus. The Strategic Services Agreement has an initial term of fifteen (15) years, subject to renewal options, although University of Arizona Global Campus has the right to terminate the agreement after seven (7) years subject to the payment of a termination fee equal to one-hundred (100%) of the services fees paid to the Company in the trailing twelve (12) month period (payable half in cash and half in an unsecured note).
In return for providing services under the Strategic Services Agreement, University of Arizona Global Campus, after covering its direct costs of operations (which may not be increased by more than 2% per year), will pay to the Company services fees equal to the Company’s direct costs to provide the services plus an additional amount equal to 19.5% of University of Arizona Global Campus’s tuition and fees revenue. If, in year seven or later, University of Arizona Global Campus’s tuition and fees revenue is $440.0 million or less, then the Company’s revenue share percentage is subject to decrease on a sliding scale to between 18.1% and 15.5%, subject to increase back up to 19.5% if, in any subsequent year, University of Arizona Global Campus’s tuition and fee revenue again exceeds $440.0 million. In addition, the parties have agreed on certain minimum profit levels to be achieved by University of Arizona Global Campus after payment of the Company’s services fees of $12.5 million in the second year of the agreement, $25.0 million in years 3-5, and $10.0 million in years 6-15; subject to certain limitations, the Company is required to adjust its fees in any year to the extent necessary for University of Arizona Global Campus to achieve such minimum levels.
After the seventh year of the Strategic Services Agreement, either party may terminate the agreement if University of Arizona Global Campus achieves tuition and fees revenue of $400.0 million or less. Each party also has certain termination rights in connection with a material breach of the agreement by the other party and upon certain other defined events.
At the closing of the Sale, the Company and University of Arizona Global Campus will also enter into a transition services agreement (the “Transition Services Agreement”) pursuant to which the Company will provide certain services to

University of Arizona Global Campus on a transition basis in return for fees equal to the Company’s direct costs to provide such services. University of Arizona Global Campus may transition any of these services at any time on six months’ advance notice, and all such services will be transitioned to University of Arizona Global Campus within three years.
On July 1, 2020, and in connection with the transaction recently announced, Ashford submitted to WSCUC a substantive change application for a change in ownership which requires review and approval by the Substantive Change Committee and the Structural Change Committee of the Commission. The university’s name change from Ashford University to University of Arizona Global Campus will not occur until the change of ownership receives approval from WSCUC.
Conversion transaction
Ashford submitted a change of control and legal status application (the “Change of Control Application”) to WSCUC seeking approval to convert to a nonprofit California public benefit corporation and separate from the Company (the “Conversion Transaction”).
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
On July 7, 2020, the Department indicated it would no longer require the 25% LOC due to a proposed new transaction structure. Pursuant to the new structure, Ashford University LLC, the current owner and operator of Ashford, will become the sole member of, and will transfer the assets of Ashford to, AU NFP. Following this transfer, Ashford University, LLC will take certain steps necessary to become a nonprofit corporation and terminate the Company’s ownership interest in it. Because the legal entity that currently owns and operates Ashford will continue as the sole member of AU NFP, the Department has concluded that the historical financial statements of Ashford University, LLC will satisfy the new owner’s financial statement requirements and, accordingly, that a 25% LOC would no longer be necessary. As a result, the Company will no longer be pursuing a LOC through a senior secured term loan facility.
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

Restructuring and impairment expense
We implemented various restructuring plans to better align our resources with our business strategy and the related charges are recorded in the restructuring and impairment expense line item on our condensed consolidated statements of income (loss). Changes to these estimates could have a material impact on the Company’s condensed consolidated financial statements. For information regarding the restructuring and impairment expense recorded, refer to Note 5, “Restructuring and Impairment Expense” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Valuation allowance
We recognize deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, we evaluate factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss. The cumulative loss incurred over the three-year period ended June 30, 2020 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. Such objective evidence limited our ability to consider in our evaluation other subjective evidence such as our projections for future growth. On the basis of our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against our deferred tax assets should continue to be maintained as of June 30, 2020.
On March 27, 2020, the US government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act is an emergency economic stimulus package passed in response to the coronavirus outbreak. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss (“NOL”) carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As of June 30, 2020, the Company has recorded an income tax benefit of $12.7 million directly related to the net operating loss carryback provisions under the CARES Act and could also benefit from the deferral of certain payroll taxes through the end of calendar year 2020.
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
Additional Proposed Rules on Distance Education and Innovation
On April 2, 2020, the Department released proposed rules covering Distance Education and other topics which were not covered in the Departments two prior rule making packages. The proposed changes include amending definitions of “distance education” and “correspondence courses” as well as other key terminology like “clock” and “credit hour.” The proposed rule also addresses competency based education, regular and substantive interaction, incarcerated students, and foreign schools. The Department allowed for a short comment period which ended on May 4, 2020.
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
There were no other material changes to these critical accounting policies and estimates during the six months ended June 30, 2020.

Results of Operations
The following table sets forth our condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	43.2	51.3	45.2	49.3
Admissions advisory and marketing	37.3	41.7	39.9	43.2
General and administrative	13.9	21.0	15.8	17.7
Restructuring and impairment expense	0.5	5.0	1.6	2.5
Total costs and expenses	94.9	119.0	102.5	112.7
Operating income (loss)	5.1	(19.0)	(2.5)	(12.7)
Other income (expense), net	0.2	0.3	(0.1)	0.4
Income (loss) before income taxes	5.3	(18.7)	(2.6)	(12.3)
Income tax expense (benefit)	0.3	(2.3)	(6.2)	(1.1)
Net income (loss)	5.0%	(16.4)%	3.6%	(11.2)%
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Revenue. Our revenue for the three months ended June 30, 2020 and 2019, was $103.9 million and $107.5 million, respectively, a decrease of $3.6 million, or 3.3%. The decrease between periods was primarily due to a decrease of 8.8% in average weekly enrollment from 38,304 students for the three month period ended June 30, 2019 to 34,952 students for the three month period ended June 30, 2020. As a result of the decrease in enrollments, tuition revenue decreased by $3.4 million, net revenue generated from course digital materials decreased by $0.5 million, and technology fee revenue decreased by $0.4 million. The decrease in revenue between periods was also due to higher scholarships for the period, an increase of $1.4 million. The overall revenue decrease was partially offset by net revenue from subsidiaries of $4.9 million, as well as a tuition and fees increase, effective January 2020.
Instructional costs and services. Our instructional costs and services for the three months ended June 30, 2020 and 2019, were $44.9 million and $55.1 million, respectively, a decrease of $10.2 million, or 18.5%. Specific decreases between periods primarily include direct compensation of $4.1 million, corporate support services of $1.3 million, other subsidiary costs of $1.3 million, facilities costs of $1.0 million, bad debt expense of $0.9 million, professional fees of $0.6 million, business related travel of $0.5 million and instructor fees of $0.4 million. Instructional costs and services, as a percentage of revenue, for the three months ended June 30, 2020 and 2019, were 43.2% and 51.3%, respectively, a decrease of 8.1%. This decrease primarily included decreases in direct compensation of 3.3%, other subsidiary costs of 1.2%, corporate support services of 1.0%, facilities costs of 0.9%, bad debt expense of 0.7%, professional fees of 0.5% and business related travel of 0.5%. As a percentage of revenue, bad debt expense was 2.9% for the three months ended June 30, 2020, compared to 3.6% for three months ended June 30, 2019.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the three months ended June 30, 2020 and 2019, were $38.8 million and $44.8 million, respectively, a decrease of $6.0 million, or 13.4%. Specific factors contributing to the overall decrease between periods were decreases in advertising costs of $2.0 million, compensation of $1.8 million, professional fees of $0.8 million, facilities costs of $0.8 million, and other subsidiary costs of $0.5 million. Admissions advisory and marketing, as a percentage of revenue, for the three months ended June 30, 2020 and 2019, were 37.3% and 41.7%, respectively, a decrease of 4.4%. This decrease primarily included decreases in advertising costs of 1.4%, compensation of 1.2%, professional fees of 0.7%, facilities costs of 0.7% and other subsidiary costs of 0.5%.
General and administrative. Our general and administrative expenses for the three months ended June 30, 2020 and 2019, were $14.5 million and $22.5 million, respectively, a decrease of $8.0 million, or 35.7%. The decrease between periods was primarily due to decreases in acquisition costs of $7.3 million and administrative compensation of $3.4 million, partially offset by an increase in other subsidiary costs of $1.9 million and transaction costs of $0.8 million. General and administrative expenses, as a percentage of revenue, for the three months ended June 30, 2020 and 2019, were 13.9% and 21.0%, respectively, a decrease of 7.1%. This decrease was primarily due to decreases in acquisition costs of 6.8% and administrative compensation of 2.9%, partially offset by increases in other subsidiary costs of 1.7% and transaction costs of 0.9%.
Restructuring and impairment expense. We recorded a charge of approximately $0.5 million to restructuring and impairment expense for the three months ended June 30, 2020, primarily from severance costs resulting from a reduction in force and revised estimates of lease charges. For the three months ended June 30, 2019, we recorded a charge of approximately $5.4 million to restructuring and impairment expense, comprised primarily of a reduction in force and revised estimates of lease charges.
Other (expense) income, net. Our other expense, net, was $0.2 million for the three months ended June 30, 2020 and other income, net, was $0.3 million for the three months ended June 30, 2019. The decrease between periods was primarily due to a loss on deferred compensation investments for the three months ended June 30, 2020.
Income tax expense (benefit). We recognized income tax expense of $0.3 million, and an income tax benefit of $2.4 million for the three months ended June 30, 2020 and June 30, 2019, respectively, at effective tax rates of 5.5% and 12.2%, respectively. The income tax expense for the three months ended June 30, 2020 was mainly attributable to tax refund true-ups related to the CARES Act and IRS audit examination.
Net income (loss). Our net income was $5.1 million for the three months ended June 30, 2020, compared to net loss of $17.6 million for the three months ended June 30, 2019, a $22.7 million increase in net income as a result of the factors discussed above.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Revenue. Our revenue for the six months ended June 30, 2020 and 2019, was $201.8 million and $217.3 million, respectively, a decrease of $15.5 million, or 7.1%. The decrease between periods was primarily due to a decrease of 8.5% in average weekly enrollment from 38,396 students for the six month period ended June 30, 2019 to 35,126 students for the six month period ended June 30, 2020. As a result of the decrease in enrollments, tuition revenue decreased by $13.5 million, technology fee revenue decreased by $1.2 million and net revenue generated from course digital materials decreased by $1.0 million. The decrease in revenue between periods was also due to higher scholarships for the period, an increase of $5.4 million. The overall revenue decrease was partially offset by net revenue from subsidiaries of $8.9 million, as well as a tuition and fees increase, effective January 2020.
Instructional costs and services. Our instructional costs and services for the six months ended June 30, 2020 and 2019, were $91.3 million and $107.0 million, respectively, a decrease of $15.7 million, or 14.7%. In addition to the decline in enrollment, specific decreases between periods include direct compensation costs of $7.6 million, corporate support services of $4.6 million, bad debt expense of $1.1 million, business related travel of $0.7 million, license fees of $0.7 million and information technology costs of $0.6 million. Instructional costs and services, as a percentage of revenue, for the six months ended June 30, 2020 and 2019, were 45.2% and 49.3%, respectively, a decrease of 4.1%. This decrease primarily included decreases in direct compensation costs of 2.4%, corporate support services of 1.7%, bad debt expense of 0.3% and license fees of 0.3%, partially offset by an increase in instructor fees of 0.5%. As a percentage of revenue, bad debt expense was 3.2% for the six months ended June 30, 2020, compared to 3.5% for the six months ended June 30, 2019.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the six months ended June 30, 2020 and 2019, were $80.5 million and $93.9 million, respectively, a decrease of $13.4 million, or 14.2%. As a result of our change in marketing strategy and the shift in advertising mix, specific factors contributing to the overall decrease between periods include decreases in advertising costs of $6.1 million, compensation of $6.0 million, professional fees of $0.9 million, and business related travel of $0.8 million. Our admissions advisory and marketing expenses, as a percentage of revenue, for the six months ended June 30, 2020 and 2019, were 39.9% and 43.2%, respectively, a decrease of 3.3%. This decrease primarily included decreases in compensation of 1.8%, advertising costs of 1.5%, professional fees of 0.3% and business related travel of 0.3% partially offset by an increase in other subsidiary costs of 0.6%.
General and administrative. Our general and administrative expenses for the six months ended June 30, 2020 and 2019, were $32.0 million and $38.5 million, respectively, a decrease of $6.5 million, or 16.8%. The decrease between periods was primarily due to decreases in acquisition costs of $8.2 million, professional fees of $1.2 million and other subsidiary costs of $0.9 million, partially offset by increases in corporate support services of $2.4 million, amortization of intangible assets of $0.8 million and transaction costs of $0.5 million. Our general and administrative expenses, as a percentage of revenue, for the six months ended June 30, 2020 and 2019, were 15.8% and 17.7%, respectively, a decrease of 1.9%. This decrease was primarily due to decreases in acquisition costs of 3.8% and other subsidiary costs of 0.5%, partially offset by increases in corporate support services of 0.7%, administrative compensation of 0.7%, other administrative costs of 0.5%, and transaction costs of 0.4%.
Restructuring and impairment expense. We recognized $3.2 million of restructuring and impairment expense for the six months ended June 30, 2020, comprised primarily of revised estimates of lease charges, as well as severance costs resulting from a reduction in force. For the six months ended June 30, 2019, there were $5.4 million of similar restructuring and impairment expenses.
Other (expense) income, net. Our other expense, net was $0.1 million for the six months ended June 30, 2020, as compared to other income, net of $0.9 million for the six months ended June 30, 2019, a decrease of $1.0 million. The decrease between periods was primarily due to decreased interest income on average cash balances and a loss on deferred compensation investments.
Income tax benefit. We recognized an income tax benefit of $12.5 million and $2.4 million for the six months ended June 30, 2020 and 2019, respectively, at effective tax rates of 234.9% and 9.0%, respectively. The income tax benefit for the six months ended June 30, 2020 was mainly attributable to the $12.7 million refund claims from the net operating loss carryback provisions of the CARES Act.
Net income (loss). Our net income was $7.2 million for the six months ended June 30, 2020 compared to net loss of $24.2 million for the six months ended June 30, 2019, a $31.4 million increase in net income as a result of the factors discussed above.
Liquidity and Capital Resources
We finance our operating activities and capital expenditures primarily through cash on hand. At June 30, 2020 and December 31, 2019, our cash and cash equivalents were $75.1 million and $69.3 million, total restricted cash was $25.9 million and $23.3 million, and we had investments of $1.3 million and $2.5 million, respectively. At June 30, 2020, we had $2.8 million of long-term notes payable.
There was a slight decrease in the fair value of our investments at June 30, 2020 as compared to December 31, 2019. We believe that any fluctuations we have experienced are temporary in nature and, while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
Our income tax receivable increased from December 31, 2019 to June 30, 2020 due to the changes in income tax law related to net operating loss utilization as a result of the CARES Act. The Company recorded tax refund in a total of $12.7 million and received $6.2 million in June 2020. We anticipate receiving the remaining refund by the end of the third quarter ending September 30, 2020.
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
Title IV and other governmental funding
Ashford derives the majority of its respective revenues from students who enroll and are eligible for various federal student financial assistance programs authorized under Title IV of the Higher Education Act. Ashford is subject to significant regulatory scrutiny as a result of numerous standards that must be satisfied in order to participate in Title IV programs. For additional information regarding Title IV programs and the regulation thereof, see “Business—Regulation” included in Part I, Item 1 of the Form 10-K. The balance of revenues derived by Ashford is from government tuition assistance programs for military personnel, including veterans, payments made in cash by individuals, reimbursement from corporate affiliates and private loans.
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
Operating activities
Net cash provided by operating activities was $6.7 million for the six months ended June 30, 2020, compared to net cash used in operating activities of $22.1 million for the six months ended June 30, 2019, an overall increase between periods in net cash provided by operating activities of $28.8 million. The increase in cash provided by operating activities is primarily attributable to the $31.4 million increase in net income between periods, partially offset by a decrease in lease expense of $2.9 million, provision of bad debt of $1.1 million and changes in working capital.
Investing activities
Net cash used in investing activities was $0.6 million for the six months ended June 30, 2020, compared to net cash used in investing activities of $37.4 million for the six months ended June 30, 2019. Capital expenditures for the six months ended June 30, 2020 were $1.6 million, compared to $17.8 million for the six months ended June 30, 2019. During the six months ended June 30, 2019, we used $19.3 million of cash paid for acquisition. During the six months ended June 30, 2020 and 2019, we capitalized costs for intangibles of $0.1 million and $0.3 million, respectively. We expect our capital expenditures to be approximately $4.6 million for the year ending December 31, 2020.
Financing activities
Net cash provided by financing activities was $2.3 million for the six months ended June 30, 2020, compared to net cash used in financing activities of $0.7 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, $2.7 million of cash provided by financing activities was cash received in the current period for which it will be repaid as a function of generating future revenue. During each of the six months ended June 30, 2020 and 2019, net cash used included tax withholdings related to the issuance of restricted stock units vesting.
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
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of June 30, 2020, the surety had issued $8.6 million of bonds on our behalf under this facility.

Significant Contractual Obligations
The following table sets forth, as of June 30, 2020, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
(In thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Operating lease obligations	$45,771	$4,147	$8,914	$5,299	$3,805	$3,538	$20,068
Other contractual obligations	51,663	10,502	13,530	10,470	8,132	4,925	4,104
Uncertain tax positions	104	—	—	104	—	—	—
Total	$97,538	$14,649	$22,444	$15,873	$11,937	$8,463	$24,172
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of June 30, 2020, we had approximately $2.8 million in long-term notes payable.
Our future investment income may fall short of expectations due to changes in interest rates. At June 30, 2020, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting, during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to the Proposed Ashford Transactions and Proposed Change in the Structure of Our Operations
Failure to complete the asset purchase agreement with the Arizona Board of Regents, for and on behalf of the University of Arizona and the University of Arizona Global Campus, which is subject to conditions and also may not close due to uncertainties, may prevent us from executing on our strategic plans, and could materially and adversely impact us.
The asset purchase agreement with the Arizona Board of Regents, a body corporate, for and on behalf of the University of Arizona and the University of Arizona Global Campus is subject to certain conditions, some of which are out of our control. There can be no assurance when or whether these conditions will be satisfied or, to the extent waivable, waived or the occurrence of any effect, event, development or change will not transpire. If these conditions are not satisfied or waived, if permitted, the asset purchase agreement may be terminated and would not be completed.
There can be no assurance with respect to the timing of the completion of the asset purchase agreement or whether it will be completed on its current terms, or at all. If it is not completed for any reason, we may not be able to fully implement our strategic plans, or such plans would be delayed, which could have a material adverse impact on our future expected financial performance.
The Conversion Transaction is subject to the receipt of regulatory approvals that if not obtained, could delay or prevent its consummation, and an excessive delay in finalizing the Conversion Transaction could disrupt our business during its pendency.
The Conversion Transaction remains subject to various regulatory approvals following the conversion. There can be no assurances that these regulatory approvals will be obtained on the currently contemplated timeline or at all. In addition, as a condition to granting these regulatory approvals, a regulatory authority may require changes to the structure of the Conversion Transaction, and these changes may negatively impact our financial condition and results of operations. A material delay in obtaining such approvals may create uncertainty or otherwise have negative consequences, including adverse changes in our relationships with Ashford’s students, vendors and faculty; adverse impacts on employee recruiting and retention efforts; and diversion of management’s attention and internal resources from ongoing business, any of which may materially and adversely affect our financial condition and results of operations. We cannot predict with certainty whether and when any of the required regulatory approvals will be granted. Whether or not the Conversion Transaction is consummated, while it is pending, we will continue to incur costs, fees, expenses and charges related to the Conversion Transaction.
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
Institutions are required to seek recertification from the Department on a regular basis in order to continue their participation in Title IV programs. An institution must also apply for recertification by the Department if it undergoes a change in control, as defined by the Department regulations, and may be subject to similar review if it expands its operations or educational programs in certain ways. Ashford’s conversion to nonprofit status as a part of the Conversion Transaction, if consummated, would constitute a change in control of Ashford. The Department conducted an abbreviated preacquisition review of the change of control and is expected to conduct a post-closing review of Ashford following the change of control resulting from the Conversion Transaction, if consummated. See “Regulation – U.S. Department of Education Abbreviated Preacquisition Review Letter” in Item 1, “Business.” There can be no assurance that the Department will recertify Ashford or that the Department will not impose conditions or other restrictions on Ashford as a condition of granting Ashford a provisional certification following the proposed change in control. If the Department does not renew, or withdraws, the certification of Ashford to participate in the Title IV programs at any time, Ashford’s students would no longer be able to receive Title IV program funds. Similarly, the Department could renew Ashford’s certification, but restrict or delay Ashford’s students’ receipt of Title IV funds, limit the students to whom Ashford could disburse funds, decline to approve Ashford as a nonprofit institution for Title IV purposes, or place other restrictions on Ashford.
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
•the Company and Ashford may experience negative reactions from its employees and business partners; and

•there may be substantial disruption to our business and a distraction of our management team and employees from day-to-day operations, because matters related to the separation and transition have required substantial commitments of time and financial and other resources, which could otherwise have been devoted to other opportunities that might have been beneficial.
Risks Related to the Extensive Regulation of Our Business
The failure of Ashford to demonstrate financial responsibility may result in a loss of eligibility to participate in Title IV programs or require the posting of a letter of credit in order to maintain eligibility to participate in Title IV programs.
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
The Department historically has calculated Ashford’s composite score based on our consolidated audited financial statements, rather than the institution’s stand-alone audited financial statements. For the fiscal year ended December 31, 2018, our consolidated composite score calculated was 2.2, satisfying the composite score requirement of the Department's financial responsibility test. We expect our consolidated composite score for the fiscal year ended December 31, 2019 to be 0.7 and below the composite score requirement as a result of non-recurring restructuring and acquisition related charges unrelated to Ashford. To continue participation in Title IV programs, Ashford could be required to submit a letter of credit and agree to other conditions or restrictions on its Title IV participation. We also are subject to additional financial responsibility standards contained in the 2016 defense to repayment regulations and in the amended regulations that take effect on July 1, 2020. See “Regulation – Defense to repayment.”
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
The occurrence of certain political, economic or geographic events (for example, natural disasters or a pandemic, such as the recent outbreak of Coronavirus (“COVID-19”) could result in a significant decline in our revenue. We are dependent on students and other customers that are geographically diverse and could be negatively impacted if economic conditions in the US and globally were negatively impacted. Such an occurrence could cause a decrease in enrollment, including a decrease in student enrollment in our Corporate Partnership programs, through a slowing down of FTG, a decrease in military student enrollment, or including a decline in student retention.
The recent coronavirus outbreak has been declared a pandemic by the World Health Organization, has spread to the United States and many other parts of the world and will adversely affect our business operations, financial results, and employee availability, and may cause a decrease in our enrollment and a drop in student retention.
The outbreak of the COVID-19 continues to grow both in the United States and globally, and related government and private sector responsive actions have and will continue to adversely affect our business operations. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the COVID-19 and the actions taken to contain it or treat its impact. We have asked our corporate employees whose jobs allow them to work remotely to do so for the foreseeable future. Such precautionary measures could create operational challenges as we adjust to a remote workforce, which could adversely impact our business. We are also dependent on customers that are geographically diverse and would be negatively impacted if economic conditions in the US and globally continue to be negatively impacted and cause a decrease in our enrollment.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding repurchases of our common stock on a monthly basis for the three months ended June 30, 2020:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs
April 1, 2020 through April 30, 2020	68,825	$1.56	—	$—
May 1, 2020 through May 31, 2020	—	$—	—	$—
June 1, 2020 through June 30, 2020	—	$—	—	$—
Total	68,825	$1.56	—	$—
(1)On April 15, 2020, the Company repurchased shares in relation to the retention payout in connection with the Fullstack acquisition from April 1, 2019.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
None.
Item 5.  Other Information.
None.

Item 6.  Exhibits.

Exhibit	Description
10.1	First Amendment to Employment Agreement for Mr. Spohn, dated May 2020
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew S. Clark, President and Chief Executive Officer, and Kevin Royal, Chief Financial Officer.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 3, 2020, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (Loss); (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOVIO INC

August 3, 2020	/s/ KEVIN ROYAL
Kevin Royal Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)