Form 10-Q
period 2020-09-30
Zovio Inc
filed 2020-10-28
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
The total number of shares of common stock outstanding as of October 23, 2020, was 32,183,583.

ZOVIO INC
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements
ZOVIO INC
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of September 30, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$86,628	$69,280
Restricted cash	26,633	23,257
Investments	1,339	2,502
Accounts receivable, net of allowance for credit losses of $12.4 million and $13.7 million at September 30, 2020 and December 31, 2019, respectively	39,709	34,951
Prepaid expenses and other current assets	20,145	20,524
Total current assets	174,454	150,514
Property and equipment, net	31,431	34,294
Operating lease assets	21,482	18,615
Goodwill and intangibles, net	40,597	44,419
Other long-term assets	3,118	2,296
Total assets	$271,082	$250,138
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$67,845	$68,160
Deferred revenue and student deposits	59,554	55,284
Total current liabilities	127,399	123,444
Rent liability	25,106	22,409
Other long-term liabilities	4,323	5,347
Total liabilities	156,828	151,200
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both September 30, 2020, and December 31, 2019	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 66,349 and 65,695 issued, and 32,162 and 30,327 outstanding, at September 30, 2020 and December 31, 2019, respectively	667	660
Additional paid-in capital	177,287	192,413
Retained earnings	383,559	375,180
Treasury stock, 34,187 and 35,368 shares at cost at September 30, 2020, and December 31, 2019, respectively	(447,259)	(469,315)
Total stockholders' equity	114,254	98,938
Total liabilities and stockholders' equity	$271,082	$250,138
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$102,166	$104,251	$303,978	$321,510
Costs and expenses:
Instructional costs and services	44,929	51,406	136,184	158,432
Admissions advisory and marketing	41,620	40,838	122,155	134,720
General and administrative	14,779	17,389	46,765	55,841
Restructuring and impairment expense	184	2,467	3,430	7,890
Total costs and expenses	101,512	112,100	308,534	356,883
Operating income (loss)	654	(7,849)	(4,556)	(35,373)
Other income (expense), net	39	144	(62)	1,040
Income (loss) before income taxes	693	(7,705)	(4,618)	(34,333)
Income tax expense (benefit)	(428)	(147)	(12,906)	(2,536)
Net income (loss)	$1,121	$(7,558)	$8,288	$(31,797)
Income (loss) per share:
Basic	$0.03	$(0.25)	$0.26	$(1.09)
Diluted	$0.03	$(0.25)	$0.26	$(1.09)
Weighted average number of common shares outstanding used in computing income (loss) per share:
Basic	32,646	30,263	31,711	29,230
Diluted	34,015	30,263	32,342	29,230
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2018	65,289	$653	$205,157	$429,992	$(508,188)	$127,614
Stock-based compensation	—	—	1,706	—	—	1,706
Exercise of stock options	6	1	59	—	—	60
Stock issued under stock incentive plan, net of shares held for taxes	284	2	(757)	—	—	(755)
Net loss	—	—	—	(6,642)	—	(6,642)
Balance at March 31, 2019	65,579	$656	$206,165	$423,350	$(508,188)	$121,983
Stock-based compensation	—	—	3,596	—	—	3,596
Stock issued under employee stock purchase plan	29	—	96	—	—	96
Stock issued under stock incentive plan, net of shares held for taxes	20	—	(51)	—	—	(51)
Stock issued under acquisition		3	(24,513)	—	38,873	14,363
Net loss	—	—	—	(17,597)	—	(17,597)
Balance at June 30, 2019	65,628	$659	$185,293	$405,753	$(469,315)	$122,390
Stock-based compensation	—	—	3,428	—	—	3,428
Stock issued under stock incentive plan, net of shares held for taxes	8	—	(4)	—	—	(4)
Net loss	—	—	—	(7,558)	—	(7,558)
Balance at September 30, 2019	65,636	$659	$188,717	$398,195	$(469,315)	$118,256

ZOVIO INC
Condensed Consolidated Statements of Stockholders’ Equity (continued)
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2019	65,695	$660	$192,413	$375,180	$(469,315)	$98,938
Adoption of accounting standards (Note 2)	—	—	—	91	—	91
Stock-based compensation	—	—	4,138	—	—	4,138
Stock issued under stock incentive plan, net of shares held for taxes	338	3	(205)	—	—	(202)
Net income	—	—	—	2,020	—	2,020
Balance at March 31, 2020	66,033	$663	$196,346	$377,291	$(469,315)	$104,985
Stock-based compensation	—	—	802	—	—	802
Stock issued under employee stock purchase plan	57	1	111	—	—	112
Stock issued under stock incentive plan, net of shares held for taxes	236	2	(182)	—	—	(180)
Contingent consideration	—	—	1,245	—	—	1,245
Stock issued for acquisition	—	—	(22,162)	—	22,162	—
Repurchase of common stock	—	—	—	—	(106)	(106)
Net income	—	—	—	5,147	—	5,147
Balance at June 30, 2020	66,326	$666	$176,160	$382,438	$(447,259)	$112,005
Stock-based compensation	—	—	1,146	—	—	1,146
Stock issued under stock incentive plan, net of shares held for taxes	23	1	(19)	—	—	(18)
Net income	—	—	—	1,121	—	1,121
Balance at September 30, 2020	66,349	$667	$177,287	$383,559	$(447,259)	$114,254
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$8,288	$(31,797)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts	9,845	10,508
Depreciation and amortization	8,749	7,171
Deferred income taxes	6	67
Stock-based compensation	6,086	8,730
Noncash lease expense	8,546	14,287
Net loss (gain) on marketable securities	47	(216)
Reassessment of lease charges	—	558
Loss (gain) on disposal or impairment of fixed assets	38	—
Changes in operating assets and liabilities:
Accounts receivable	(14,513)	(13,517)
Prepaid expenses and other current assets	219	(306)
Other long-term assets	(821)	(336)
Accounts payable and accrued liabilities	(12)	(1,170)
Deferred revenue and student deposits	4,269	(11,923)
Operating lease liabilities	(8,173)	(17,377)
Other liabilities	(2,468)	(2,922)
Net cash provided by (used in) operating activities	20,106	(38,243)
Cash flows from investing activities:
Capital expenditures	(2,587)	(26,956)
Purchases of investments	(702)	(102)
Capitalized costs for intangible assets	(199)	(454)
Cash paid in acquisition, net of cash acquired	—	(19,286)
Sale of investments	1,818	—
Net cash used in investing activities	(1,670)	(46,798)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	60
Proceeds from the issuance of stock under employee stock purchase plan	112	96
Borrowings from long-term liabilities	2,682	—
Tax withholdings on issuance of stock awards	(400)	(810)
Repurchase of common stock	(106)	—
Net cash provided by (used in) financing activities	2,288	(654)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,724	(85,695)
Cash, cash equivalents and restricted cash at beginning of period	92,537	190,584
Cash, cash equivalents and restricted cash at end of period	$113,261	$104,889

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$86,628	$79,145
Restricted cash	26,633	25,744
Total cash, cash equivalents and restricted cash	$113,261	$104,889
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$36	$1,582
Issuance of common stock for vested restricted stock units	$1,388	$2,650
Consideration for acquisition in accounts payable and accrued liabilities	$—	$483
Issuance of common stock for acquisitions	$—	$14,363

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
Goodwill and Indefinite-Lived Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events and circumstances warrant. Historically, this testing has been performed as of October 1 of each fiscal year, however the Company determined that the testing date should be moved up to August 31 of each fiscal year. The Company does not consider this change to be material. The Company believes the timing of assessment is preferable as it better aligns with the Company’s planning and forecasting process and also provides additional time to complete the annual assessment in advance of quarterly reporting deadlines. The change in assessment date did not delay, accelerate, or cause avoidance of a potential impairment charge.
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
The Company's assessment through the third quarter of 2020 has not resulted in any impairment of its goodwill or indefinite-lived intangibles.
Notes Payable
The fair value of the Company’s outstanding notes payable is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates. The Company entered into a contract whereby its counterparty advanced funds to the Company for certain program development costs, which the Company is obligated to repay out of future revenues from the developed program. The Company recognized these advances as a debt obligation, and expects to begin repayments from future program revenues in 2024, five years from the contract start date.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU modifies the disclosure requirements on fair value measurements in Topic 820 and removed, updated and added certain disclosure requirements. Some of these changes include, removing the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, clarification of measurement uncertainty disclosure, and changes in realized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements held as of the end of the reporting period, among others. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.
3. Business Combinations
Proposed Asset Purchase and Sale Transaction
On August 1, 2020, after receiving Board approval, the Company and Ashford entered into a definitive Asset Purchase and Sale Agreement (the “Purchase Agreement”), by and among the Company, Ashford, the Arizona Board of Regents, a body corporate for and on behalf of the University of Arizona (the “University of Arizona”), and the University of Arizona Global Campus, a newly formed Arizona nonprofit corporation (“University of Arizona Global Campus”).
Pursuant to the Purchase Agreement, at the closing of the sale, the Company and Ashford have agreed to transfer to University of Arizona Global Campus the tangible and intangible academic and related operations and assets comprising the University to University of Arizona Global Campus for consideration of $1.00 and University of Arizona Global Campus’s agreement to assume certain related liabilities. The transferred assets will include the University’s academic curriculum and content, subject to a license of that content back to the Company for use in its continuing business. The transferred assets would also include $16.5 million in cash working capital and an additional cash payment to University of Arizona Global Campus of $37.5 million that the Company will make at closing. In addition, at the closing of the Sale, the University’s faculty, academic leadership and related staff will transfer their employment from Ashford to University of Arizona Global Campus.
The pending regulatory approvals, notably with its accreditor, and political uncertainty have led the Company to conclude that the proposed Ashford sale did not meet the held for sale criteria as of September 30, 2020. Given the anticipated sales price of $1.00, the Company is projecting a total loss on transaction of approximately $60 million at closing, which is comprised of approximately $55 million of anticipated net assets loss, as well as approximately $5 million of additional costs to sell.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Contingent Consideration”). The Fullstack Merger Agreement contains an employee incentive retention pool of up to $5.0 million in cash, payable at specified times over a two-year period.
The assets and liabilities of Fullstack were recorded on the Company’s condensed consolidated balance sheets at their estimated fair values as of April 1, 2019, the acquisition date. Fullstack’s results of operations are included in the Company’s condensed consolidated statements of income (loss) from that date. Fullstack recognized revenue of $9.2 million, an operating loss of $10.6 million, and a net loss of $10.6 million for the period from acquisition through December 31, 2019. See additional supplemental pro forma financial information below. For the twelve months ended December 31, 2019, the Company recorded Fullstack acquisition-related expenses of $4.7 million, in the general and administrative expense line item on the consolidated statements of income (loss). The Company accounts for business combinations using the acquisition method of accounting.
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
The Fullstack Contingent Consideration are issuable, subject to the terms and conditions of the Fullstack Merger Agreement. Of the total contingent 2,250,000 shares, (i) 1,250,000 were based upon final determination of the achievement of

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
certain employee retention requirements and was expensed over the retention period, (ii) 500,000 shares are based upon 2020 revenue performance, earned on a sliding scale, in the event that revenues for Fullstack are between $25.0 million and $35.0 million, and (iii) 500,000 shares are based on contract performance milestones in 2019 and 2020, earned on a sliding scale, in the event Fullstack obtains between 4 and 8 new university contracts. The retention-based shares were achieved and paid out as of April 1, 2020. The fair value of the remaining performance-based Fullstack Contingent Consideration arrangements was estimated by applying a Monte Carlo simulation, based on the result of forecast information. These measures are based on significant inputs that are not observable by the market, and are therefore deemed to be Level 3 inputs. At each subsequent reporting date, the Company will remeasure the contingent consideration and recognize any changes in value, if necessary. If the probability of achieving the performance target significantly changes from what was initially anticipated, the change could have a significant impact on the Company’s financial statements in the period recognized. Fullstack had previously obtained 8 new university contracts and as such, the valuation of the related 500,000 shares related to contract performance milestones was previously reclassified to equity. For further information regarding fair valuation, refer to Note 6, “Fair Value Measurements” to the condensed consolidated financial statements.
Acquisition of TutorMe.com, Inc.
On April 3, 2019, the Company acquired TutorMe, a provider of on-demand tutoring and online courses, headquartered in California, by acquiring all of its outstanding shares, pursuant to an Agreement and Plan of Reorganization (the “TutorMe Merger Agreement”). As of March 31, 2019, TutorMe had a carrying value of $0.6 million of assets, excluding goodwill. At the closing of the TutorMe acquisition, in exchange for all outstanding shares of TutorMe capital stock and other rights to acquire or receive capital stock of TutorMe, the Company (i) paid a total of $3.0 million in cash, subject to certain purchase price adjustments, (ii) issued a total of 309,852 shares of the Company’s common stock, and (iii) assumed all issued and outstanding options of TutorMe (the “Assumed Options”), of which a total of 231,406 shares of the Company’s common stock are underlying the Assumed Options that are subject to certain time-based vesting requirements and a total of 79,199 shares of the Company’s common stock are underlying the Assumed Options that are subject to certain performance-based vesting requirements.
Separately, the Company (x) paid a total of approximately $1.2 million in cash to certain service providers of TutorMe as a transaction bonus and (y) issued a total of 293,621 Performance Stock Units (“PSUs”) to certain continuing service providers of TutorMe pursuant to the Company’s 2009 Stock Incentive Plan (as amended) and a restricted stock unit agreement.
The assets and liabilities of TutorMe were recorded on the Company’s condensed consolidated balance sheets at their estimated fair values as of April 3, 2019, the acquisition date. TutorMe’s results of operations are included in the Company’s condensed consolidated statements of income (loss) from that date. TutorMe recognized revenue of $0.9 million, an operating loss of $3.2 million, and a net loss of $3.2 million for the period from acquisition through December 31, 2019. See additional supplemental pro forma financial information below. For the twelve months ended December 31, 2019, the Company recorded TutorMe acquisition-related expenses of $1.9 million, in the general and administrative expense line item on the consolidated statements of income (loss). The Company accounts for business combinations using the acquisition method of accounting.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The following table presents the Company’s net revenue disaggregated based on the revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Tuition revenue, net	$93,183	$95,043	$277,533	$291,729
Digital materials revenue, net	5,809	5,890	17,415	18,947
Technology fee revenue, net	2,628	2,856	7,628	9,381
Other revenue, net (1)	546	462	1,402	1,453
Total revenue, net	$102,166	$104,251	$303,978	$321,510
(1) Primarily consists of revenues generated from services such as graduation fees, transcript fees, and other miscellaneous services.

The following table presents the Company’s net revenue disaggregated based on the timing of revenue recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Over time, over period of instruction	$82,659	$85,110	$244,872	$264,555
Over time, full tuition grant (1)	13,948	13,599	42,792	38,908
Point in time (2)	5,559	5,542	16,314	18,047
Total revenue, net	$102,166	$104,251	$303,978	$321,510
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
A portion of tuition revenue, technology fee revenue, and digital materials revenue is generated from contracts with students enrolled under the FTG program, which is a 12-month grant that, when combined with a corporate partner’s annual tuition assistance program, enables eligible students to earn their degree without incurring student loan debt. Students enrolled under this program are eligible to take up to ten undergraduate or eight graduate courses per 12-month grant period and must first utilize 100% of the funds awarded under their employer’s annual tuition assistance program before they can be awarded the FTG grant. The grants awarded by Ashford under the FTG program are considered a material right, and, as such, the Company records a contract liability for a portion of the consideration received or due under these contracts. The contract liability is recorded in deferred revenue and student deposits on the Company’s condensed consolidated balance sheets, and further discussed in the deferred revenue section below. The standalone selling price of the material right is determined based on the observable standalone selling price of the courses. The transaction price in each FTG contract is allocated to this material right on a relative standalone selling price basis. The contract liability is recognized as revenue at the earlier of satisfaction of the future obligation, the student drops from the university, or its expiration. Billing of products and services transferred under an FTG student contract generally occurs after the conclusion of a course. There are no material differences between the timing of the products and services transferred and the payment terms.
Deferred Revenue
Deferred revenue consists of cash payments that are received or due in advance of the Company’s performance as well as deferrals associated with certain contracts that include a material right.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Below are the opening and closing balances of deferred revenue from the Company’s contracts with customers (in thousands):

	2020	2019
Deferred revenue opening balance, January 1	$23,356	$21,768
Deferred revenue closing balance, September 30	29,413	22,549
Increase	$6,057	$781
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
The difference between the opening and closing balances of deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment. For the nine months ended September 30, 2020, the Company recognized $23.3 million of revenue that was included in the deferred revenue balance as of January 1, 2020. For the nine months ended September 30, 2019, the Company recognized $21.8 million of revenue that was included in the deferred revenue balance as of January 1, 2019. Amounts reported in the closing balance of deferred revenue are expected to be recognized as revenue within the next 12 months.
5. Restructuring and Impairment Expense
During the three months ended September 30, 2020 and 2019, the Company recognized $0.2 million and $2.5 million, respectively, of restructuring and impairment expense. During the nine months ended September 30, 2020 and 2019, the Company recognized $3.4 million and $7.9 million, respectively, of restructuring and impairment expense. These expenses were comprised of the components described below.
The Company had previously relocated its headquarters from San Diego, California to Chandler, Arizona. In addition, the Company had previously vacated or consolidated properties in San Diego and Denver, and subsequently reassessed its obligations on non-cancelable leases. As a result of the relocation and lease reassessments, during the three months ended September 30, 2020 and 2019, the Company recognized expense of $0.3 million and $1.3 million, respectively, and during the nine months ended September 30, 2020 and 2019, the Company recognized $0.5 million and $1.8 million, respectively.
The Company had previously reassessed its resources through reorganization. For the three months ended September 30, 2020 and 2019, the Company recognized a credit of $0.1 million and an expense of $1.2 million, respectfully, of restructuring and impairment expense relating to severance costs for wages and benefits. For the nine months ended September 30, 2020 and 2019, the Company recognized $2.9 million and $6.2 million, respectively.
For the three and nine months ended September 30, 2019, the Company recognized a credit of $32 thousand and $0.2 million, respectively, as a reversal to restructuring and impairment charges, relating to the closure of a component of the Company's business. No such credit or expense was recorded for the three and nine months ended September 30, 2020.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the amounts recorded in the restructuring and impairment expense line item on the Company’s condensed consolidated statements of income (loss) for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Student transfer agreement costs (credit)	$—	$(32)	$—	$(171)
Severance costs	(70)	1,220	2,902	6,231
Lease exit and other costs	254	1,279	529	1,830
Total restructuring and impairment expense	$184	$2,467	$3,431	$7,890
The following table summarizes the changes in the Company's restructuring and impairment liability by type during the nine months ended September 30, 2020 (in thousands):

	Student Transfer Agreement Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2019	$1,296	$8,001	$976	$10,273
Restructuring and impairment expense	—	2,902	529	3,431
Payments and adjustments	(14)	(10,067)	(621)	(10,702)
Balance at September 30, 2020	$1,282	$836	$884	$3,002
The restructuring liability amounts are recorded within either the (i) accounts payable and accrued liabilities account, (ii) lease liability account or (iii) other long-term liabilities account on the condensed consolidated balance sheets.
6. Fair Value Measurements
The following tables summarize the fair value information as of September 30, 2020 and December 31, 2019, respectively (in thousands):

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,339	$—	$—	$1,339

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Mutual funds	$2,502	$—	$—	$2,502
Contingent consideration	$—	$—	$3,150	$3,150
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
There were no differences between amortized cost and fair value of investments as of September 30, 2020 or December 31, 2019, and no reclassifications out of accumulated other comprehensive income during either the nine months ended September 30, 2020 or 2019.
The contingent consideration represents the fair value of shares to be issued as part of the Fullstack acquisition. As of December 31, 2019, the contingent consideration is classified as Level 3 and was determined by use of a Monte Carlo simulation, which models 100,000 scenarios of the future revenue and university contracts over the measurement period, which

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
were then present-valued using a risk-free rate. As of December 31, 2019, the contingent consideration is recorded in the other long-term liabilities line item on the Company’s condensed consolidated balance sheets. The fair value of the accrued contingent consideration is remeasured each reporting period and may result in a higher or lower fair value measurement. The fair value increases or decreases relative to the changes in stock price, as well as due to the probabilities of achieving the forecast results. Changes in fair value resulting from changes in the likelihood of contingent payments are included in the general and administrative expenses in the condensed consolidated statements of income (loss). During the nine months ended September 30, 2020, there was a decrease in fair value, and therefore a reversal of expense of $1.6 million. As of the end of the third quarter of 2020, the new university contract contingency was met, and therefore the valuation of the 500,000 shares related to contract performance milestones was reclassified to equity. For further information regarding acquisitions, refer to Note 3, “Business Combinations” to the condensed consolidated financial statements.
7. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Accounts receivable	$52,125	$48,663
Less allowance for credit losses	12,416	13,712
Accounts receivable, net	$39,709	$34,951

The following table presents the changes in the allowance for credit losses for the nine months ended September 30, 2020 (in thousands):

	Beginning Balance	Charged to Expense	Write-offs	Recoveries of amounts	Ending Balance
FTG-related allowance	$1,749	$1,524	$(1,872)	$337	$1,738
Non-FTG related allowance	11,963	8,321	(14,124)	4,518	10,678
Total allowance for credit losses	$13,712	$9,845	$(15,996)	$4,855	$12,416

The following table presents the changes in the allowance for credit losses for the nine months ended September 30, 2019 (in thousands):

	Beginning Balance	Charged to Expense	Write-offs	Recoveries of amounts	Ending Balance
FTG-related allowance	$1,505	$1,395	$(1,797)	$377	$1,480
Non-FTG related allowance	10,675	9,113	(15,928)	4,820	8,680
Total allowance for credit losses	$12,180	$10,508	$(17,725)	$5,197	$10,160

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Prepaid expenses	$4,490	$4,593
Prepaid licenses	3,546	2,794
Prepaid income taxes	48	18
Income tax receivable (1)	8,582	1,695
Prepaid insurance	1,967	995
Insurance recoverable	382	670
Other current assets	1,130	9,759
Total prepaid expenses and other current assets	$20,145	$20,524
(1) For the nine months ended September 30, 2020, the increase in income tax receivable was primarily attributable to the changes in tax law as a result of the CARES Act. For further information regarding the CARES Act, refer to Note 13, “Income Taxes” to the condensed consolidated financial statements.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Furniture and office equipment	$36,206	$43,579
Software	7,419	7,381
Leasehold improvements	16,551	19,973
Vehicles	22	22
Total property and equipment	60,198	70,955
Less accumulated depreciation and amortization	(28,767)	(36,661)
Total property and equipment, net	$31,431	$34,294
For the three months ended September 30, 2020 and 2019, depreciation and amortization expense related to property and equipment was $1.5 million and $1.6 million, respectively. For the nine months ended September 30, 2020 and 2019, depreciation and amortization expense related to property and equipment was $4.7 million and $3.9 million, respectively.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Goodwill and Intangibles, Net
Goodwill and intangibles, net, consisted of the following (in thousands):

	September 30, 2020
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$13,787	$(12,581)	$1,206
Purchased intangible assets	29,185	(14,372)	14,813
Total definite-lived intangible assets	$42,972	$(26,953)	$16,019
Goodwill and indefinite-lived intangibles			24,578
Total goodwill and intangibles, net			$40,597

	December 31, 2019
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,273	$(19,667)	$1,606
Purchased intangible assets	29,185	(10,950)	18,235
Total definite-lived intangible assets	$50,458	$(30,617)	$19,841
Goodwill and indefinite-lived intangibles			24,578
Total goodwill and intangibles, net			$44,419
For the three months ended September 30, 2020 and 2019, amortization expense was $1.3 million and $1.3 million, respectively. For the nine months ended September 30, 2020 and 2019, amortization expense was $4.0 million and $3.3 million, respectively.
The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
Remainder of 2020	$1,324
2021	4,192
2022	3,567
2023	3,394
2024	1,864
2025 and thereafter	1,678
Total future amortization expense	$16,019

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Accounts payable	$12,575	$6,603
Accrued salaries and wages	8,260	11,872
Accrued bonus	9,619	6,560
Accrued vacation	4,699	5,123
Accrued litigation and fees	8,041	8,041
Accrued expenses	15,278	20,140
Current leases payable	7,774	7,875
Accrued insurance liability	1,599	1,946
Total accounts payable and accrued liabilities	$67,845	$68,160
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Deferred revenue	$29,413	$23,356
Student deposits	30,141	31,928
Total deferred revenue and student deposits	$59,554	$55,284
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Uncertain tax positions	$28	$102
Notes payable	2,763	—
Contingent consideration	—	3,150
Other long-term liabilities	1,532	2,095
Total other long-term liabilities	$4,323	$5,347

9. Credit Facilities
The Company has issued letters of credit that are collateralized with cash (held in restricted cash) in the aggregate amount of $17.9 million as of September 30, 2020.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. The Company has entered into a surety bond facility with an insurance company to provide such bonds when required. As of September 30, 2020, the surety had issued $8.6 million in bonds on the Company’s behalf under this facility.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
10. Lease Obligations
Operating Leases
The Company leases various office facilities with terms that expire at various dates through 2023. These facilities are used for academic operations, corporate functions, enrollment services and student support services. The Company does not have any leases other than its office facilities. All of the leases were classified as operating leases for the period ended September 30, 2020, and the Company does not have any finance leases. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on the Company’s condensed consolidated balance sheets.
The Company has agreements to sublease certain portions of its office facilities, with two active subleases as of September 30, 2020. The Company’s subleases do not include any options to extend or for early termination and do not contain any residual value guarantees or restrictive covenants. All of the subleases were classified as operating leases for the period ended September 30, 2020. The Company is subleasing approximately 37,000 square feet of office space in Denver, Colorado with a remaining commitment to lease of 11 months and net lease payments of $0.9 million. The Company is subleasing additional office space of approximately 21,000 square feet in Denver, Colorado with a remaining commitment to lease of 29 months and net lease payments of $1.4 million. Sublease income for the nine months ended September 30, 2020 and 2019 was $1.4 million and $2.2 million, respectively.
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
The following table sets forth the computation of basic and diluted income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$1,121	$(7,558)	$8,288	$(31,797)
Denominator:
Weighted average number of common shares outstanding	32,646	30,263	31,711	29,230
Effect of dilutive options and stock units	1,369	—	631	—
Diluted weighted average number of common shares outstanding	34,015	30,263	32,342	29,230
Income (loss) per share:
Basic	$0.03	$(0.25)	$0.26	$(1.09)
Diluted	$0.03	$(0.25)	$0.26	$(1.09)

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the number of stock options and stock units excluded from the computation of diluted income (loss) per share for the periods indicated below because their effect was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	1,525	2,141	1,654	1,983
Stock units	—	3,228	577	1,461

12. Stock-Based Compensation
The Company recorded $1.1 million and $3.4 million of stock-based compensation expense for the three months ended September 30, 2020 and 2019, respectively, and $6.1 million and $8.7 million for the nine months ended September 30, 2020 and 2019, respectively. The related income tax benefit was $0.3 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively, and $1.5 million and $2.1 million for the nine months ended September 30, 2020 and 2019, respectively.
During the nine months ended September 30, 2020, the Company granted 1.4 million RSUs at a weighted average grant date fair value of $2.22 and 0.8 million RSUs vested. During the nine months ended September 30, 2019, the Company granted 1.3 million RSUs at a grant date fair value of $5.68, and 0.4 million RSUs vested.
During the nine months ended September 30, 2020, the Company granted 1.1 million performance-based or market-based PSUs at a weighted average grant date fair value of $2.18, and no performance-based or market-based PSUs vested. During the nine months ended September 30, 2019, 0.8 million market-based PSUs were granted at a grant date fair value of $6.97, and no performance-based or market-based PSUs vested.
During the nine months ended September 30, 2020, no stock options were granted and no stock options were exercised. During the nine months ended September 30, 2019, the Company granted 0.2 million stock options at a grant date fair value of $4.28 and 6,274 stock options were exercised.
As of September 30, 2020, unrecognized compensation cost was $6.5 million related to unvested stock options, RSUs and PSUs.
13. Income Taxes
The Company uses the asset-liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that will result in income and deductions in future years.
The Company recognizes deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, the Company evaluates a number of factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended September 30, 2020 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation certain subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against its deferred tax assets should continue to be maintained as of September 30, 2020.
The Company’s current effective income tax rate that has been applied to normal, recurring operations for the nine months ended September 30, 2020 was (2.7)%. The Company’s actual effective income tax rate for the nine months ended September 30, 2020, after discrete items, was 279.5%. The income tax benefit for the nine months ended September 30, 2020 was attributable to certain changes in income tax law related to net operating loss carryback as a result of the Coronavirus Aid,

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Relief and Economic Security Act (“CARES Act”). The Company has filed for total refund claims of $12.7 million under the CARES Act and has received $6.2 million of the total refund claims as of September 30, 2020.
As of December 31, 2019, the Company had federal and state net operating loss carryforwards of $42.0 million and $66.0 million, respectively, which are available to offset current year and future taxable income. The Company’s utilization of net operating loss carryforwards may be subject to an annual limitation due to ownership change provisions of Section 382 of the Internal Revenue Code of 1986, as amended.
As of September 30, 2020, and December 31, 2019, the Company had $30 thousand and $2.1 million of gross unrecognized tax benefits, of which $10 thousand and $2.0 million would impact the effective income tax rate if recognized, respectively. Although the Company believes the tax accruals provided are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from the Company’s historical income tax provisions and accruals.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The tax years 2001 through 2019 are open to examination by major taxing jurisdictions to which the Company is subject.
The IRS audit examinations of the Company’s income tax returns for the years 2013 through 2016 was completed during the quarter ended June 30, 2020 and the Company has received a letter dated July 7, 2020 from the Joint Committee on Taxation stating that it has taken no exception to the conclusions reached by the IRS. The final notice of proposed adjustments from the IRS examination had no adverse material impact on the Company’s overall financial results as of September 30, 2020.
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
Department of Education Program Reviews of Ashford University
In July 2016, Ashford was notified by the Department that an off-site program review had been scheduled to assess Ashford’s administration of the Title IV programs in which it participates. The off-site program review which commenced in July 2016 and covered students identified in the 2009-2012 calendar year data previously provided by Ashford to the Department in response to a request for information received from the Department’s Office of Federal Student Aid (“FSA”) back in December 2015. On September 29, 2020, Ashford received a letter from the Department noting that the reviews pertaining to the 2009-2012 calendar year were now closed out, with no further action required.
In December 2016, the Department informed Ashford that it intended to continue the program review on-site at Ashford. The on-site program review commenced in January 2017 and initially covered the 2015-2016 and 2016-2017 award years, but may be expanded if the Department deems such expansion appropriate. To date, the Company has not received a draft report from the Department.
Department of Education Program Participation Agreement for Ashford University
On April 23, 2018, Ashford received an updated Program Participation Agreement from the Department. Based on the updated Program Participation Agreement, Ashford is provisionally certified to participate in Federal Student Financial Aid Programs until March 31, 2021. Ashford is required to submit its reapplication for continued certification by December 31, 2020 and will initiate the process at the appropriate date.

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
WSCUC Accreditation of Ashford University
In July 2013, WSCUC granted Initial Accreditation to Ashford for five years, until July 15, 2018. In December 2013, Ashford effected its transition to WSCUC accreditation and designated its San Diego, California facilities as its main campus and its Clinton, Iowa campus as an additional location. As part of its institutional review process, WSCUC commenced its comprehensive review of Ashford with an off-site review in March 2018. As part of the WSCUC Institutional Review Process a Reaffirmation of Accreditation Visit was conducted by an evaluation team in April 2019. At its meeting in June 2019, the Commission acted to reaffirm Ashford’s accreditation through Spring 2025.
WSCUC also visited Ashford on May 1, 2019 to conduct its federally mandated, six-month post-implementation review, due to the merger of University of the Rockies and into Ashford which was finalized on October 31, 2018. WSCUC has verified that Ashford has met all post-implementation requirements related to the merger of the two entities.
Ashford submitted a change of control and legal status application (the “Change of Control Application”) to convert to AU NFP, a nonprofit California public benefit corporation, and separate from the Company (the “Conversion Transaction”). On July 12, 2019, WSCUC notified Ashford that it had approved the Change of Control Application for the Conversion Transaction. The approval is subject to certain conditions which must be met prior to the close of the Conversion Transaction, including divestiture of financial and ownership interest in the Company by all Ashford officers and related parties and submission of a revised services agreement with respect to the Conversion Transaction, including the incorporation of key performance indicators into that agreement. WSCUC would also require a post-implementation site visit of Ashford within six months.
In connection with the Purchase Agreement by and among the Company, Ashford and the University of Arizona, Ashford submitted to WSCUC, on July 1, 2020, a substantive change application for a change in ownership which requires review and approval by the Substantive Change Committee and the Structural Change Committee of the Commission. The name change from Ashford University to University of Arizona Global Campus will not occur until the change of ownership receives approval from WSCUC. The next WSCUC meeting in November 4-6, 2020, which is when this approval will first be considered. For further information regarding the Proposed Asset Purchase and Sale Transaction, refer to Note 3, “Business Combinations” to the condensed consolidated financial statements.
Department of Education Abbreviated Preacquisition Review Letter
On October 7, 2019, the Company announced that the Department has provided a response to the request for review made on July 15, 2019 in connection with the Conversion Transaction to AU NFP. The request for an abbreviated preacquisition review was made in accordance with Department procedures pursuant to which the Department provides information about conditions it intends to impose in connection with the continued participation in federal Title IV student financial aid programs by the applicant following a change in ownership.
Separately, on October 7, 2020, the Company requested an abbreviated preacquisition review in connection with the proposed asset purchase and sale transaction with University of Arizona Global Campus. The Department is expected to conduct a post-closing review of Ashford following the change of control resulting from the proposed asset purchase and sale transaction consistent with the Department’s procedures during which the Department makes a determination on the institution’s request for recertification from the Department following the change of control, including whether to impose or place other conditions or restrictions on Ashford.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
For the fiscal year ended December 31, 2018, the consolidated composite score calculated was 2.2, satisfying the composite score requirement of the Department's financial responsibility test, which institutions must satisfy to participate in Title IV programs. The Company expects the consolidated composite score for the year ended December 31, 2019 to be 0.7 and below the composite score requirement as a result of non-recurring restructuring and acquisition related charges. The Department has historically calculated Ashford’s composite score based on Zovio’s consolidated audited financial statements rather than Ashford’s stand alone audited financial statements. The deadline to submit audited financial statements was postponed by the Department from June 30, 2020 until December 31, 2020.
If either the Sale Agreement to University of Arizona or the Conversion Transaction takes place, Ashford will no longer be owned by Zovio, and therefore Ashford or its new owner will submit its stand-alone audited financial statements to the Department for the purpose of calculating the institution’s composite score. The Company expects Ashford’s composite score, based on its standalone audited financial statements for the year ended December 31, 2019, to be at least 1.6 and above the Department’s requirement for a composite score of 1.5 or greater.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Defense to Repayment
On October 28, 2016, the Department had published borrower defense to repayment regulations to change processes that assist students in gaining relief under certain provisions of the Direct Loan Program regulations. However, on February 14, 2018, the Department announced that it was postponing the effective date of the 2016 defense to repayment regulations until July 1, 2019, so that it could complete the negotiated rulemaking process and develop the new regulations. Because the negotiated rulemaking committee did not reach consensus, the Department published a proposed regulation through a notice of proposed rulemaking (“NPRM”), took public comment, and planned to issue final regulations by November 1, 2018, which were to be effective July 1, 2019. This did not occur.
In the Fall of 2018, the U.S. District Court for the District of Columbia issued a series of orders and opinions holding these procedural delays by the Department to be improper. The Court reinstated the 2016 repayment regulations as of October 16, 2018.
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
In July 2020, the Department notified Ashford that they would be initiating a preliminary review of borrower defense applications from borrowers who made claims regarding Ashford. As part of the initial fact-finding process, the Department will send individual student claims to the University and allow the institution the opportunity to submit a response to the borrower’s allegations. Ashford has begun to receive these claims and is reviewing and compiling the individual facts of each case to submit to the Department for their review. Ashford has responded to everything received and cannot predict the outcome of this review at this time.

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
On October 1, 2019, the plaintiff filed a substantially similar amended complaint. On November 27, 2019, all defendants filed a motion to dismiss, which was granted by the Court on June 15, 2020. As a result, the matter is now concluded.
Obrochta v. Clark, et al. Shareholder Derivative Actions
On February 13, 2020, a shareholder derivative complaint was filed in the Superior Court of the State of California in San Diego. The complaint asserts derivative claims on the Company's behalf against certain of its current and former officers and directors. The complaint is captioned Obrochta v. Clark, et al. and generally alleges that the individual defendants breached their fiduciary duties of candor, good faith and loyalty, wasted corporate assets and were unjustly enriched. The lawsuit seeks unspecified monetary relief and disgorgement, as well as other equitable relief and attorneys’ fees. Following the dismissal of the underlying Stein securities class action, all parties agreed to voluntarily dismiss the case. As a result, the matter is now concluded.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussions and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report. For additional information regarding our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 20, 2020, as well as our consolidated financial statements and related notes thereto included in Part II, Item 8 of the Form 10-K.
Unless the context indicates otherwise, in this report the terms “Zovio,” “the Company,” “we,” “us” and “our” refer to Zovio Inc, a Delaware corporation, and its wholly owned and indirect subsidiaries.
Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements may include, among others, statements regarding future events, future financial and operating results, strategies, expectations, the competitive environment, regulation and the availability of financial resources, including, without limitation, statements regarding:
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
•our ability to obtain continued approval of Ashford’s programs for GI Bill benefits and to prevent any disruption of educational benefits to Ashford’s veteran students;
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
Overview
Zovio Inc is an education technology services company that partners with higher education institutions and employers to deliver innovative, personalized solutions to help learners and leaders achieve their aspirations. Our wholly-owned subsidiary, Ashford is a regionally accredited academic institution, which delivers its programs online. Ashford offers associate’s, bachelor’s, master’s and doctoral programs. As of September 30, 2020, Ashford offered approximately 1,100 courses and approximately 65 degree programs.
In April 2019, the Company acquired both Fullstack Academy, Inc (“Fullstack”) and TutorMe.com, Inc. (“TutorMe”), which each became wholly-owned subsidiaries of the Company. Fullstack is an innovative web development school offering immersive technology bootcamps, and TutorMe is an online education platform that provides 24/7 on-demand tutoring and online courses. Fullstack and TutorMe are both contributors to Zovio's strategy of becoming a best-in-class education technology services company.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated Statement of Income Data:
Revenue	$102,166	$104,251	$303,978	$321,510
Operating income (loss)	$654	$(7,849)	$(4,556)	$(35,373)
Consolidated Other Data:
Period-end enrollment (1)	34,623	36,349	34,623	36,349
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
Key enrollment trends
Enrollment at Ashford decreased 4.7% to 34,623 students at September 30, 2020 as compared to 36,349 students at September 30, 2019. Enrollment decreased by 0.3% since the end of the preceding fiscal year, from 34,722 students at December 31, 2019 to 34,623 students at September 30, 2020. We believe the decline in enrollment is partially attributable to the continued regulatory scrutiny of the online education industry.
We continue to make investments in the workflow along the student lifecycle to better support incoming and current students, and we saw new enrollment growth for the third quarter for 2020 as compared to the prior year. Our team remains focused and energized at the steady flow of new inquiries. Student retention for the quarter also saw improvement in the third quarter of 2020.
Enrollments in the Education Partnerships programs with various employers accounted for approximately 34% of Ashford's total enrollment as of September 30, 2020. Some of these programs provide companies with the opportunity to offer their employees a way to pursue and complete a college degree without incurring any student debt. Revenue derived from Education Partnerships is cash pay and is therefore not considered federal student aid for purposes of calculations under the 90/10 rule.
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

Pursuant to the Purchase Agreement, at the closing of the Sale, the Company and AU LLC have agreed to transfer to University of Arizona Global Campus the tangible and intangible academic and related operations and assets comprising the University to University of Arizona Global Campus for consideration of $1.00 and University of Arizona Global Campus’s agreement to assume certain related liabilities. The transferred assets will include the University’s academic curriculum and content (subject to a license of that content back to the Company for use in its continuing business) and $16.5 million in cash to fund working capital and, at closing, the Company will make an additional cash payment to University of Arizona Global Campus of $37.5 million. In addition, at the closing of the Sale, the University’s faculty, academic leadership and related staff will transfer their employment from AU LLC to University of Arizona Global Campus.
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
Valuation allowance
We recognize deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, we evaluate factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss. The cumulative loss incurred over the three-year period ended September 30, 2020 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. Such objective evidence limited our ability to consider in our evaluation other subjective evidence such as our projections for future growth. On the basis of our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against our deferred tax assets should continue to be maintained as of September 30, 2020.
On March 27, 2020, the US government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act is an emergency economic stimulus package passed in response to the coronavirus outbreak. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss (“NOL”) carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As of September 30, 2020, the Company has recorded an income tax benefit of $12.7 million directly related to the net operating loss carryback provisions under the CARES Act.
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
The Rulemaking Committee met from January through March of 2019 on topics related to accreditation, competency-based education, state approval of online programs, and distance learning. The Rulemaking Committee reached consensus on all topics and the Department issued proposed regulations based on that consensus on June 12, 2019. On October 31, 2019, the Department issued final regulations on accreditation and state authorization to be effective on July 1, 2020. Ashford early implemented these regulations in March 2020.
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
The most recent official three-year cohort default rates for Ashford for the 2017, 2016 and 2015 federal fiscal years were 14.7%, 13.7% and 13.5% respectively.
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
There were no other material changes to these critical accounting policies and estimates during the nine months ended September 30, 2020.

Results of Operations
The following table sets forth our condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	44.0	49.2	44.8	49.2
Admissions advisory and marketing	40.7	39.1	40.2	41.9
General and administrative	14.5	16.7	15.4	17.4
Restructuring and impairment expense	0.2	2.4	1.1	2.5
Total costs and expenses	99.4	107.4	101.5	111.0
Operating income (loss)	0.6	(7.4)	(1.5)	(11.0)
Other income (expense), net	0.0	0.1	0.0	0.3
Income (loss) before income taxes	0.6	(7.3)	(1.5)	(10.7)
Income tax expense (benefit)	(0.5)	(0.1)	(4.2)	(0.8)
Net income (loss)	1.1%	(7.2)%	2.7%	(9.9)%
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Revenue. Our revenue for the three months ended September 30, 2020 and 2019, was $102.2 million and $104.3 million, respectively, a decrease of $2.1 million, or 2.0%. The decrease between periods was primarily due to a decrease of 7.6% in average weekly enrollment from 36,590 students for the three month period ended September 30, 2019 to 33,823 students for the three month period ended September 30, 2020. As a result of the decrease in enrollments, tuition revenue decreased by $1.6 million, net revenue generated from course digital materials decreased by $0.3 million, and technology fee revenue decreased by $0.1 million. The decrease in revenue between periods was also due to higher scholarships for the period, an increase of $1.5 million. The overall revenue decrease was partially offset by an increase in net revenue from subsidiaries of $1.5 million, as well as a tuition and fees increase at Ashford, effective January 2020.
Instructional costs and services. Our instructional costs and services for the three months ended September 30, 2020 and 2019, were $44.9 million and $51.4 million, respectively, a decrease of $6.5 million, or 12.6%. Specific decreases between periods primarily include direct compensation of $3.8 million, facilities costs of $1.8 million, corporate support services of $0.9 million, and other subsidiary costs of $0.7 million, partially offset by an increase in technology costs of $0.6 million. Instructional costs and services, as a percentage of revenue, for the three months ended September 30, 2020 and 2019, were 44.0% and 49.2%, respectively, a decrease of 5.2%. This decrease primarily included decreases in direct compensation of 3.3%, facilities costs of 1.7%, corporate support services of 0.7%, and other subsidiary costs of 0.6%, partially offset by an increase in technology costs of 0.7%. As a percentage of revenue, bad debt expense was 3.4% for the three months ended September 30, 2020, compared to 2.9% for three months ended September 30, 2019.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the three months ended September 30, 2020 and 2019, were $41.6 million and $40.8 million, respectively, an increase of $0.8 million, or 1.9%. Specific factors contributing to the overall increase between periods were increases in advertising costs of $0.9 million, compensation of $0.9 million, and other subsidiary costs of $0.5 million, partially offset by a decrease in facilities costs of $1.4 million. Admissions advisory and marketing, as a percentage of revenue, for the three months ended September 30, 2020 and 2019, were 40.7% and 39.1%, respectively, an increase of 1.6%. This increase primarily included increases in advertising costs of 1.2%, compensation of 1.2%, and other subsidiary costs of 0.5%, partially offset by a decrease in facilities costs of 1.3%.
General and administrative. Our general and administrative expenses for the three months ended September 30, 2020 and 2019, were $14.8 million and $17.4 million, respectively, a decrease of $2.6 million, or 15.0%. The decrease between periods was primarily due to decreases in administrative compensation of $3.2 million and professional fees of $0.7 million, partially offset by an increase in other administrative costs of $1.3 million. General and administrative expenses, as a percentage of revenue, for the three months ended September 30, 2020 and 2019, were 14.5% and 16.7%, respectively, a decrease of 2.2%. This decrease was primarily due to decreases in administrative compensation of 2.9% and professional fees of 0.6%, partially offset by increases in other administrative costs of 1.4%.
Restructuring and impairment expense. We recorded a charge of approximately $0.2 million to restructuring and impairment expense for the three months ended September 30, 2020, primarily due to relocation costs. For the three months ended September 30, 2019, we recorded a charge of approximately $2.5 million to restructuring and impairment expense, comprised primarily of a reduction in force and revised estimates of lease charges.
Other (expense) income, net. Our other expense, net, was $39 thousand for the three months ended September 30, 2020 and other income, net, was $0.1 million for the three months ended September 30, 2019. The decrease between periods was primarily due to a loss on deferred compensation investments for the three months ended September 30, 2020.
Income tax expense (benefit). We recognized an income tax benefit of $0.4 million and $0.1 million for the three months ended September 30, 2020 and September 30, 2019, respectively, at effective tax rates of (61.8)% and 1.9%, respectively. The income tax benefit for the three months ended September 30, 2020 was mainly attributable to tax refund true-ups related to the CARES Act and IRS audit examination.
Net income (loss). Our net income was $1.1 million for the three months ended September 30, 2020, compared to net loss of $7.6 million for the three months ended September 30, 2019, a $8.7 million increase in net income as a result of the factors discussed above.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Revenue. Our revenue for the nine months ended September 30, 2020 and 2019, was $304.0 million and $321.5 million, respectively, a decrease of $17.5 million, or 5.5%. The decrease between periods was primarily due to a decrease of 8.2% in average weekly enrollment from 37,794 students for the nine month period ended September 30, 2019 to 34,691 students for the nine month period ended September 30, 2020. As a result of the decrease in enrollments, tuition revenue decreased by $15.3 million, technology fee revenue decreased by $1.3 million and net revenue generated from course digital materials decreased by $1.3 million. The decrease in revenue between periods was also due to higher scholarships for the period, an increase of $6.9 million. The overall revenue decrease was partially offset by an increase in net revenue from subsidiaries of $7.7 million, as well as a tuition and fees increase at Ashford, effective January 2020.
Instructional costs and services. Our instructional costs and services for the nine months ended September 30, 2020 and 2019, were $136.2 million and $158.4 million, respectively, a decrease of $22.2 million, or 14.0%. In addition to the decline in enrollment, specific decreases between periods include direct compensation costs of $11.4 million, corporate support services of $5.5 million, facilities costs of $2.1 million, business related travel of $0.9 million, other subsidiary costs of $0.8 million, and license fees of $0.7 million. Instructional costs and services, as a percentage of revenue, for the nine months ended September 30, 2020 and 2019, were 44.8% and 49.2%, respectively, a decrease of 4.4%. This decrease primarily included decreases in direct compensation costs of 2.7%, corporate support services of 1.4%, facilities costs of 0.5% and business related travel of 0.3%, partially offset by an increase in instructor fees of 0.3%. As a percentage of revenue, bad debt expense was 3.2% for the nine months ended September 30, 2020, compared to 3.3% for the nine months ended September 30, 2019.
Admissions advisory and marketing. Our admissions advisory and marketing expenses for the nine months ended September 30, 2020 and 2019, were $122.2 million and $134.7 million, respectively, a decrease of $12.5 million, or 9.3%. As a result of our change in marketing strategy and the shift in advertising mix, specific factors contributing to the overall decrease between periods include decreases in advertising costs of $5.2 million, compensation of $5.1 million, facilities costs of $1.9 million, business related travel of $1.2 million, and professional fees of $0.6 million, partially offset by an increase in corporate support services of $2.4 million. Our admissions advisory and marketing expenses, as a percentage of revenue, for the nine months ended September 30, 2020 and 2019, were 40.2% and 41.9%, respectively, a decrease of 1.7%. This decrease primarily included decreases in compensation of 0.8%, advertising costs of 0.6%, facilities costs of 0.5% and business related travel of 0.4%, partially offset by an increase in corporate support services of 0.7%.
General and administrative. Our general and administrative expenses for the nine months ended September 30, 2020 and 2019, were $46.8 million and $55.8 million, respectively, a decrease of $9.0 million, or 16.3%. The decrease between periods was primarily due to decreases in acquisition costs of $8.4 million, compensation of $3.4 million and professional fees of $2.0 million, partially offset by increases in corporate support services of $3.1 million and other administrative costs of $1.7 million. Our general and administrative expenses, as a percentage of revenue, for the nine months ended September 30, 2020 and 2019, were 15.4% and 17.4%, respectively, a decrease of 2.0%. This decrease was primarily due to decreases in acquisition costs of 2.7%, compensation of 0.5%, and professional fees of 0.4%, partially offset by increases in other administrative costs of 0.8% and corporate support services of 0.7%.
Restructuring and impairment expense. We recognized $3.4 million of restructuring and impairment expense for the nine months ended September 30, 2020, comprised primarily of severance costs resulting from a reduction in force as well as revised estimates of lease charges and relocation costs. For the nine months ended September 30, 2019, there were $7.9 million of similar restructuring and impairment expenses.
Other (expense) income, net. Our other expense, net was $0.1 million for the nine months ended September 30, 2020, as compared to other income, net of $1.0 million for the nine months ended September 30, 2019, a decrease of $1.1 million. The decrease between periods was primarily due to decreased interest income on average cash balances and a loss on deferred compensation investments.
Income tax benefit. We recognized an income tax benefit of $12.9 million and $2.5 million for the nine months ended September 30, 2020 and 2019, respectively, at effective tax rates of 279.5% and 7.4%, respectively. The income tax benefit for the nine months ended September 30, 2020 was mainly attributable to the $12.7 million refund claims from the net operating loss carryback provisions of the CARES Act.
Net income (loss). Our net income was $8.3 million for the nine months ended September 30, 2020 compared to net loss of $31.8 million for the nine months ended September 30, 2019, a $40.1 million increase in net income as a result of the factors discussed above.
Liquidity and Capital Resources
We finance our operating activities and capital expenditures primarily through cash on hand. At September 30, 2020 and December 31, 2019, our cash and cash equivalents were $86.6 million and $69.3 million, total restricted cash was $26.6 million and $23.3 million, and we had investments of $1.3 million and $2.5 million, respectively. At September 30, 2020, we had $2.8 million of long-term notes payable.
There was a slight decrease in the fair value of our investments at September 30, 2020 as compared to December 31, 2019. We believe that any fluctuations we have experienced are temporary in nature and, while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
Our income tax receivable increased from December 31, 2019 to September 30, 2020 due to the changes in income tax law related to net operating loss utilization as a result of the CARES Act. The Company recorded tax refund in a total of $12.7 million and received $6.2 million in June 2020. We anticipate receiving the remaining refund by the end of 2020.
Pursuant to the proposed Ashford Sale transaction, the Company would be required to transfer $16.5 million in cash to fund working capital and, at closing, the Company will make an additional cash payment to University of Arizona Global Campus of $37.5 million. For additional information, see “Trends and uncertainties regarding revenue and continuing operations - Proposed sale transaction” above.
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
Operating activities
Net cash provided by operating activities was $20.1 million for the nine months ended September 30, 2020, compared to net cash used in operating activities of $38.2 million for the nine months ended September 30, 2019, an overall increase between periods in net cash provided by operating activities of $58.3 million. The increase in cash provided by operating activities is primarily attributable to the $40.1 million increase in net income between periods and increases in working capital, partially offset a decreases in lease expense and in stock compensation.
Investing activities
Net cash used in investing activities was $1.7 million for the nine months ended September 30, 2020, compared to net cash used in investing activities of $46.8 million for the nine months ended September 30, 2019. Capital expenditures for the nine months ended September 30, 2020 were $2.6 million, compared to $27.0 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we used $19.3 million of cash paid for acquisition. During the nine months ended September 30, 2020 and 2019, we capitalized costs for intangibles of $0.2 million and $0.5 million, respectively. We expect our capital expenditures to be approximately $4.3 million for the year ending December 31, 2020.
Financing activities
Net cash provided by financing activities was $2.3 million for the nine months ended September 30, 2020, compared to net cash used in financing activities of $0.7 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, $2.7 million of cash provided by financing activities was cash received in the current period for which it will be repaid as a function of generating future revenue. During each of the nine months ended September 30, 2020 and 2019, net cash used included tax withholdings related to the issuance of restricted stock units vesting.
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
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. In May 2009, we entered into a surety bond facility with an insurance company to provide such bonds when required. As of September 30, 2020, the surety had issued $8.6 million of bonds on our behalf under this facility.

Significant Contractual Obligations
The following table sets forth, as of September 30, 2020, certain significant cash and contractual obligations that may affect our future liquidity:

	Payments Due by Period
(In thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Operating lease obligations	$44,066	$2,441	$8,915	$5,299	$3,805	$3,538	$20,068
Other contractual obligations	47,632	6,584	13,417	10,470	8,132	4,925	4,104
Uncertain tax positions	28	—	—	28	—	—	—
Total	$91,726	$9,025	$22,332	$15,797	$11,937	$8,463	$24,172
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of September 30, 2020, we had approximately $2.8 million in long-term notes payable.
Our future investment income may fall short of expectations due to changes in interest rates. At September 30, 2020, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

Item 4.  Controls and Procedures
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting, during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The outbreak of the COVID-19 continues to grow both in the United States and globally, and related government and private sector responsive actions have and will continue to adversely affect our business operations. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the COVID-19 and the actions taken to contain it or treat its impact. We have asked our corporate employees whose jobs allow them to work remotely to do so, as deemed necessary. Such precautionary measures could create operational challenges as we adjust to a remote workforce, which could adversely impact our business. We are also dependent on customers that are geographically diverse and would be negatively impacted if economic conditions in the US and globally continue to be negatively impacted and cause a decrease in our enrollment.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
None.

Item 6.  Exhibits

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on October 28, 2020, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (Loss); (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOVIO INC

October 28, 2020	/s/ KEVIN ROYAL
Kevin Royal Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)