Form 10-K
period 2020-12-31
Zovio Inc
filed 2021-02-24
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   Yes ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s second fiscal quarter, was approximately $46.8 million, based on the closing price of the registrant’s common stock as reported on such date by The Nasdaq Stock Market LLC. Shares of common stock held by officers, directors and holders of 5% or more of the outstanding common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 17, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 32,750,560, net of treasury shares.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

ZOVIO INC
FORM 10-K

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are contained principally in Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but appear throughout this annual report. Such forward-looking statements may include, among others, statements regarding future events, the future financial and operating results of Zovio Inc (“Zovio,” the “Company,” “we,” “us” or “our”), strategies, expectations, the competitive environment, regulation and the availability of financial resources, including, without limitation, statements regarding:
•our ability and the ability of our current or any future university partners to comply with the extensive and continually evolving regulatory framework, applicable to such partners, including but not limited to Title IV of the Higher Education Act of 1965, as amended (“Higher Education Act”), and its implementing regulations, the gainful employment regulations, defense to repayment regulations, state authorization regulations, state laws and regulatory requirements, and accrediting agency requirements;
•our ability to meet any conditions of the U.S. Department of Education (the “Department”) with respect to the Asset Purchase and Sale Agreement (the “Purchase Agreement”) with the Arizona Board of Regents, for and on behalf of the University of Arizona (“University of Arizona”) and the University of Arizona Global Campus, a newly formed Arizona nonprofit corporation (“Global Campus”);
•projections, predictions and expectations regarding our business, financial position, results of operations, liquidity and capital resources and enrollment trends;
•the ability of our current or any future university partners to obtain continued approval of programs for educational benefits to active duty military students or to veteran students;
•the outcome of various lawsuits, claims and legal proceedings;
•the impact of COVID-19 on the economy, and the demand for our services and the collectibility of our receivables;
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
•management’s goals and objectives; and
•other similar matters that are not historical facts.
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
Forward-looking statements should not be interpreted as a guarantee of future performance or results and will not necessarily be accurate indications of the times at or by which such performance or results will be achieved. Forward-looking statements are based on information available at the time such statements are made and the current good faith beliefs, expectations and assumptions of management regarding future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause actual performance or results to differ materially from our expectations include, but are not limited to:
•our ability to satisfy the key performance indicators in the Purchase Agreement;

•the imposition of fines or other corrective measures against our current or any future university partners or any of our subsidiaries;
•adverse regulatory changes affecting our industry;
•our failure to comply with the extensive and continually evolving regulatory framework applicable to our industry, including but not limited to Title IV of the Higher Education Act and its implementing regulations, state laws and regulatory requirements, and accrediting agency requirements;
•our inability to obtain new university partners;
•the inability of our current and future university partners to continue to recruit and retain students;
•our competition in the education technology market and the competition of our university partners in the postsecondary education market and its potential impact on our market share;
•reputational and other risks related to potential compliance audits, regulatory actions, negative publicity or service disruptions;
•our inability to develop new programs or expand existing programs in a timely and cost-effective manner;
•economic or other developments potentially impacting demand in our core disciplines or the availability or cost of Title IV or other funding;
•the preceding and other factors discussed in Item 1A, “Risk Factors,” and in other reports we may file with the Securities and Exchange Commission (“SEC”) from time to time; and
•the factors set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

PART I

Item 1. Business
BUSINESS
Overview
Zovio Inc is an education technology services company that partners with higher education institutions and employers to deliver a suite of innovative, personalized solutions and learning experiences to help learners and leaders achieve their aspirations and help institutions grow. Zovio’s expertise across academic disciplines, credential levels, learning experiences, and modalities has powered student and partner success through a tailored, customer-focused approach bolstered by data analytics. The Company provides student recruitment and enrollment systems, retention strategies, educational tools and curriculums.
Sale Transaction
Until December 1, 2020, the Company, through its wholly owned subsidiary, Ashford University, LLC, a California limited liability company (“AU LLC”), owned and operated Ashford University, a regionally-accredited, online university (the “University”). The University’s mission is to provide high-quality, accessible, affordable, and innovative educational programs that meet the diverse needs of individuals pursuing advancement in their lives, professions, and communities. The University is helping to define the modern college experience by providing the flexibility and effectiveness of online learning. The University offers associate’s, bachelor’s, master’s and doctoral degree programs online.
On December 1, 2020, the Company and AU LLC finalized the Purchase Agreement, by and among the Company, AU LLC, the University of Arizona and Global Campus. Upon the closing of the transaction contemplated by the Purchase Agreement (the “Sale Transaction”), Global Campus owns and operates the University in affiliation with the University of Arizona with a focus on expanding access to education for non-traditional adult learners and the Company will provide services to Global Campus under a long-term Strategic Services Agreement (the “Services Agreement”).
Our Business
The services that the Company provides to Global Campus under the Services Agreement include recruiting, admissions, marketing, student finance, financial aid processing, and financial aid advising, program advising, student retention advising, support services for academics, information technology and institutional support. See further details within “Services Provided” below. For additional information regarding the impact of the Sale Transaction, see Note 3, “Financial Statement Reclassification” to our annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In April 2019, we acquired Fullstack Academy, Inc. (“Fullstack”) an award-winning, immersive coding bootcamp offering web development and cybersecurity training to students looking for competitive paying and in-demand tech jobs. Fullstack offers full- and part-time programs in New York and Chicago, in addition to working with colleges and universities to expand their program offerings and close technological skills gaps in their local communities. In January 2016, Fullstack launched Grace Hopper Academy, the first all-women coding bootcamp in New York City and the first in the country to offer a deferred tuition model.
Also in April 2019, we acquired TutorMe.com, Inc. (“TutorMe”), which provides 24/7 tutoring services. Students are matched online with tutors within 30 seconds who can help them with more than 300 subjects. With live video chat, whiteboarding, and screen sharing, students can get the personalized help they need, in the subject they need, at a time that works for them. TutorMe optimizes the student learning journey and is a valuable-resources for high-school and college students. TutorMe is also offered as an employee benefit, providing an added benefit for parents of high-school students.
Services Provided
Technology and academic services
Technology and academic services primarily relate to the educational infrastructure, including online course delivery and management, assessment, customer relations management and other internal administrative systems. This also includes providing support for curriculum and new program development, support for faculty training and development, technical support and assistance with state compliance.

Information Technology
We have created or adopted a scalable technology system that we believe is secure, reliable and redundant, and permits courses and support services to be offered online.
Online course delivery and management - We utilize the Canvas learning management system provided by Instructure, Inc. (“Instructure”), a third-party software and services provider. Canvas is a software-as-a-service (“SaaS”) platform that enables us to develop and deliver the latest in engaging online learning experiences. As a native cloud platform, Canvas software and data are hosted by Amazon Web Services, providing for a fast, secure and readily scalable experience for students and faculty. Additionally, students and faculty will have greater flexibility to learn and teach from anywhere, anytime and on any iOS or Android device.
Internal administration - We utilize customer relations management (“CRM”) application from Salesforce for lead management, workflow, analytics, reporting and a complete view of our students. This tool enables institutions to view the entire student history from the lead to graduation, individually or in cohorts, and to respond appropriately. Additionally, the online application portals can be utilized to accept, integrate and process student applications. We support various channels of communication with students and prospects to provide engagement through a student’s preferred means of communication.
Constellation - Constellation is an innovative suite of interactive educational materials that increases the educational quality for online students. Constellation is our proprietary learning platform that takes the best features of traditional textbooks and combines them with the best features of the internet to create a premium student experience. We developed Constellation as an alternative to third-party textbooks with digital course materials. Constellation gives students access to their digital course materials across platforms without sacrificing time-tested studying tools like highlighting and note taking. Constellation includes customized content geared to courses and students, combined with a robust set of features that make course materials engaging and accessible to students of various learning styles and abilities. Constellation is cloud-based and is compatible across operating systems, browsers and mobile technologies, including web-enabled smartphones and tablet devices. We have developed Constellation-enabled courses primarily in core classes to attempt to reach as many students as possible.
The Constellation team includes editors with extensive experience at leading textbook publishing firms. Highly qualified subject matter experts are recruited to author content that addresses course and institutional outcomes. Constellation digital texts are organized around accelerated courses.
Waypoint Outcomes - Waypoint Outcomes is our proprietary assessment software which provides learning and assessment tools to institutions. The software combines classic rubric grading scales with easy, efficient technology to help educators teach writing, critical thinking and cognitive skills. Its sophisticated grading palette frees teachers to focus on meaningful, personalized feedback for students by automating repetitive tasks. Data results from Waypoint Outcomes are shared with the student and are also accessible by the faculty and program administrators.
Signalz - We offer student success and student recruitment service through Signalz, which is our proprietary predictive analytics platform that provides data-driven insights to enhance our client offering and improve overall results and outcomes. Signalz enables Zovio to develop solutions and engineer workflows that optimize performance metrics from marketing through graduation.
Mobile application technology - We offer mobile applications compatible with most web-enabled smartphones and tablet devices in order to increase the accessibility of the student learning experience. The applications enable students to use their mobile device to contact support staff, complete discussion posts and review important information regarding their academic status. We have received positive feedback from students indicating that these mobile applications further their learning experience, and we have incorporated feedback received into the periodic updates to these mobile applications.
Support Services for Academics
We work alongside our university partners to help design programs and academic offerings to meet the needs of a broad cross-section of prospective students. We seek to offer programs in disciplines in which we believe there is strong demand for education and significant opportunity for employment.
Potential new programs and specializations are determined based on proposals submitted by faculty and staff and an assessment of overall market demand. Our university partners faculty and academic leadership work in collaboration with our marketing team to research and select new programs that are expected to have strong demand and that can be developed at a reasonable cost. Programs are reviewed and must also receive approval through the normal governance process at the relevant institution. Once a program is selected for development, one or more subject matter experts are assigned to work with curriculum development staff to define measurable program-level student learning objectives. Each course in a program is designed to include learning activities that address the program objectives, foster student engagement and assess learning outcomes. Following approval, an online program is conformed to the standards of our online learning management system and our marketing department creates a marketing plan for the program.
We seek to maintain a high level of quality in curriculum and student support services, all of which contribute to the overall student experience. The curricula are reviewed periodically to ensure that content is refined and updated as necessary. We provide support services, including in the areas of library, writing center, tutoring, help desk and administration to help maximize the success of our university partners’ students.
We have developed and implemented a comprehensive assessment plan focused on student learning and effective instruction. The plan stipulates assessment of learning outcomes at the course, program and institutional levels. Learning outcomes are unique to the institution and demonstrate the skills that graduates should be able to demonstrate upon completion of their respective programs. With the assistance of our dedicated assessment team, we can help evaluate and revise courses and learning resources based upon outcomes and institutional research data. Using direct and indirect measurements, student performance is assessed on an ongoing basis to help ensure student success.
Counseling services and support
Counseling services and support consist primarily of team-based counseling and other support to prospective and current students as well as financial aid processing.
Recruiting and Admissions
Zovio organizes its employees in teams who facilitate all aspects of a student’s enrollment and placement into a program of study. These teams consist of enrollment service advisors, financial services advisors and academic advisors. This structure promotes internal accountability among employees involved in identifying, recruiting, enrolling and retaining new students. The admissions process is designed to offer access to prospective students who seek the benefits of a postsecondary education.
Prospective student leads are managed through a CRM system, which directs a lead for a prospective student to a recruiting team and assigns an enrollment service advisor within that team to serve as the primary liaison for that prospective student. Once contact with a prospective student is established, the enrollment service advisor, along with the academic and financial services advisors, begins an assessment process to determine if a university partner’s program offerings match the student's needs and objectives. Additionally, enrollment service advisors communicate other criteria, including expected duration and cost of the program, to the prospective student.
The enrollment service advisors go through a comprehensive training program that addresses academic offerings, financial aid options and the regulatory environment in which we operate, including the restrictions imposed by regulations on the admissions process. We place significant emphasis on regulatory requirements and operate in an environment of strict compliance.
Zovio has a presence in both military and corporate channels. Our military and academic outreach teams work with military education services officers to demonstrate the quality, impact and value that university partner’s programs provide to individuals in those organizations. Military students may frequently change locations or seek to complete a program intermittently over the course of several years. In the corporate channel, the corporate partnership programs provide companies with the opportunity to allow their employees to pursue and complete a college degree while incurring little to no student debt.
Student Financing and Financial Aid Processing
Zovio has dedicated staff that provide call center and transactional processing services for the online financial aid student populations, including services related to disbursement eligibility review and fund returns under Title IV of the Higher Education Act (“Title IV”). We believe this improves student financing outcomes and enhances efforts to comply with Title IV and the rules and regulations promulgated thereunder. Students finance their education through a combination of various financing options, including both Title IV programs and non-Title IV funding sources. Non-Title IV funding sources consist primarily of payments made in cash by individuals, private loans from third parties, reimbursement from corporate affiliates and government tuition assistance programs for military personnel, including veterans.
If a student attends any institution certified as Title IV eligible by the U.S. Department of Education (the “Department”) and meets applicable student eligibility standards, that student may receive grants, loans, or both grants and loans to help fund their education under programs authorized by Title IV. An institution participating in federal student financial aid programs authorized by Title IV must ensure that all program funds are accounted for and disbursed properly. To continue receiving program funds, students must demonstrate satisfactory academic progress toward the completion of their program of study.

Student Retention Advising
Once a student enrolls in an online program, Zovio provides consistent, ongoing support to assist the student in acclimating to the online environment and to address challenges that arise in order to increase the likelihood that the student will persist through graduation. Providing a superior student support experience is a key component in retaining students. We believe that our team-based approach to recruitment and the robust student services we provide enhance retention because of the quality of each student’s interaction with his or her team and the accountability inherent in the team structure. We also incorporate a systematic approach to contacting students at key milestones during their experience, providing encouragement and highlighting their progress. There are frequent personal interactions between academic advisors and students, which we view as a key component to our retention strategy. We have a team that monitors performance metrics and other key data to analyze student retention rates, as well as the causes of and potential risks for student drops.
Marketing and communication
Marketing and communication services consist primarily of lead acquisition, digital communication strategies, brand identity advertising, media planning and strategy, video, data science and analysis, marketing to potential students and other promotional and communication services.
We have invested significant resources in developing processes and implementing technologies that allow us to effectively identify, recruit and retain qualified students. We develop and participate in various marketing activities to generate leads for prospective students and to build the Zovio and university brands.
For the online student population, our university partners align themselves with working adults, many of whom have already completed some postsecondary courses. The admissions policies are focused on attracting students with a greater commitment to completing their degrees.
The branding campaigns utilize digital channels to communicate their message, and leads are generated from online sources. We also purchase keywords from search providers to generate online leads directly, rather than acquiring them solely through aggregators. Additionally, we have a team internally who focuses on generating online leads through search engine optimization techniques.
Environmental, Social and Governance Programs
Environmental, social and governance (“ESG”) refers to three central factors in measuring the sustainability and societal impact of an investment in our Company. These criteria, and the activities making up each area, have long been a part of the way we operate. The way we approach sustainability at our facilities, the way we interact with our communities, the processes by which we make our decisions and our people-first culture all contribute to our ESG program.
Environmental Matters
We believe that the facilities we do occupy are state-of-the-art and are in substantial compliance with federal, state and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Compliance with these laws and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, or competitive position.
Optimizing and conserving our resources through sustainable practices are at the center of our Company’s focus on the environment. With a mindset of continuous improvement, we focus on being sustainable by using industry-leading technologies within our facilities and supporting systems to minimize the impact on the environment. We have many initiatives in the areas of conserving energy and reducing waste at our facilities. Our Arizona-based 131,000 square-foot headquarters generates 478kWh of solar power that provides at least 32% of the electricity needs, 24 electric car charging stations, and energy-efficient LED lighting. Additionally, two biophilic plant walls containing more than 1,300 individual plants can be found throughout the two-story building. Efforts such as this have helped us in being awarded the 2020 Arizona Red Award for Office Interiors Project of the Year. We have also identified and implemented methods that improve resource conservation and maintain compliance with the U.S. Green Building Council, in addition to federal, state, and local regulations.
Our services provided are conducted primarily online, which inherently has a friendlier impact on the environment. As a leader in online education, our focus is to drive sustainability through our products and services. Our programs are 100% online, and courseware is 100% digital. In addition, we do not have a physical classroom and emphasize a distributed workforce to reducing the physical footprint of our employees, staff, and professors. Zovio emphasizes a digital environment and virtual classrooms are methods to reduce energy, materials, and transportation needed to create and attend physical classrooms.

Human Capital Management and Social Awareness
A key pillar of our corporate strategy is attracting, developing, and retaining top talent with a shared purpose to help everyone be in a class of their own. The Company is committed to building a culture where ambitious individuals can come together to create innovative solutions for a brighter future. We subscribe to a set of beliefs—make meaningful connections, craft exceptional experiences, all voices matter, develop bold ideas—that guide how we interact, champion change, and inspire others.
In 2020, the COVID-19 global pandemic had a direct impact on our employees. We immediately pivoted the vast majority of our workforce to remote work with minimal disruption while implementing additional safety measures for employees conducting critical on-site work. Despite the challenging economic realities brought on by the pandemic, Zovio added 569 new positions, hiring workers from many of the community’s hardest-hit industries. To minimize risk to employees, nearly 90% of new hires in 2020 onboarded and trained remotely. New hires obtained all the necessary tools and resources to be successful in a remote setting through our creative curbside pick-up process. We also offered flexible work schedules and offered additional time off for those with unforeseen caregiving responsibilities due to COVID-19.
As of December 31, 2020, the Company and its subsidiaries employed over 1,550 individuals, 1,505 of which were full-time. This includes staff in university services, academic advising and academic support, enrollment services, university administration, financial aid, marketing, information technology, human resources, legal and compliance, external affairs, corporate accounting, finance and other administrative functions. At the conclusion of 2020, Zovio’s workforce was 60% female and 40% male and women represented 55% of those in leadership roles.
To attract, retain, and inspire our talent, we offer fair, competitive compensation and benefits programs that support our employees through the entire employee lifecycle. Our compensation and benefits program includes: base pay, short-term incentives, cash and stock-based long-term incentives, an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended, with an employer match, an employee stock purchase plan, health and wellness benefits, health savings accounts, flexible spending accounts, paid time off, paid parental leave, and an employee assistance program. Additionally, we offer an on-site gym and café with healthy food alternatives, a fully-staffed Health and Wellness Center, lifestyle coaching, ergonomic programs, and financial education and coaching to help employees reach their personal financial goals. The Company also benchmarks positions and regularly reviews the design of employee compensation and benefits programs to ensure we remain competitive with the market. We undertake an external third-party facilitated pay equity analysis annually and conduct regular internal assessments on pay disparities and make adjustments as necessary.
Creating a culture that embraces diversity, where all employees feel supported and valued, is paramount to delivering innovative solutions to our university partners and students. Our employees participate in an annual survey to measure overall engagement. In 2020, 81% of our employees reported that they have pride in the Company, intend to stay, get intrinsic motivation from their work and would refer the Company as a great place to work.
The Company is committed to developing its people where employees are empowered to drive their own career progression. The Company provides training to its employees annually, focusing on on-the-job development and on-demand learning. For those interested in taking on leadership roles, our Leadership Education and Development LEAD program is designed to provide new leaders with the basic tenants of leading, ensuring they are well-supported as they take on this important role in the organization.
To support personal and professional growth, Zovio offers tuition reimbursement programs. Employees can receive a discount or waiver for courses offered by Global Campus. We also provide a tuition benefit, up to $5,250 annually, alongside a College Savings 529 Plan and Student Debt Repayment program for eligible employees. We also offer free online tutoring services for employees and their dependents as many parents turned to virtual learning during the COVID-19 pandemic.
Fiscal year 2020 was particularly challenging given the COVID-19 pandemic. In response, Zovio supported the Arizona Coronavirus Relief Fund, Chandler Chamber of Commerce’s COVID-19 Relief Program, United Way Workplace Campaign, food drives, community laptop drives, and provided materials to support online instruction to our educational partners.
We understand the life-changing impact that education resources can have on individuals, no matter their background, experience, or career goals. Zovio supports nonprofit organizations aligned with our pillars of “Opportunities for All” and “Learning Beyond the Classroom” through our Corporate Giving program. In 2020, Zovio supported six educational partners including Arizona Tech Council, Greater Phoenix Chamber Foundation, Jobs for Arizona’s Graduates, Center for the Future of Arizona, Wounded Warriors Project, and The Johnston Family Foundations for Urban Agriculture. All Zovio employees are provided 16 hours of paid time off to volunteer at nonprofit organizations of their choice. In 2020, Zovio employees logged more than 5,100 volunteer hours, either virtually or in person.

Our culture is anchored in a long-standing commitment to giving back to the communities in which our employees live and work. Since 2005, the Company has donated over $11 million in charitable contributions. Our employees have collectively given 160,000 hours in volunteer efforts and have generously donated over $2.2 million through workplace giving campaigns.
Governance Standards
Management of the Company is led by talented leaders with deep experience in education and technology. The Board of Directors of the Company (the “board”) sets high standards for the Company’s employees, officers and directors. Implicit in this philosophy is the importance of sound corporate governance. It is the duties of the board to serve as a prudent fiduciary for stockholders and to oversee the management of the Company’s business. To fulfill its responsibilities and to discharge its duty, the board follows the procedures and standards that are set forth in the Corporate Governance Guidelines, committee charters and other governance documents, which can be viewed on our corporate website at www.ir.zovio.com.
Segment Information
Prior to December 1, 2020, the Company operated in one segment for reporting purposes. Following the Sale Transaction on December 1, 2020, we now operate our business in two reportable segments, including the University Partners Segment and the Zovio Growth Segment. The Company’s reportable segments are determined based on (i) financial information reviewed by the chief operating decision maker, the Chief Executive Officer (“CEO”), (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. The Company’s University Partners Segment includes the technology and services provided to colleges and universities to enable the online delivery of degree programs. The inaugural partner in the University Partners Segment is Global Campus. The Company’s Zovio Growth Segment includes our other subsidiaries, including Fullstack and TutorMe.
Seasonality
Our operations are generally subject to seasonal trends. Our university partner generally experiences a seasonal increase in new enrollments during the first quarter of each year, subsequent to holiday break, as well as during the third quarter each year, when most other colleges and universities begin their fall semesters. While our university partner enrolls students throughout the year, the fourth quarter revenue generally is lower than other quarters due to the holiday break in December, with an increase in the first quarter of each year.
Competition
The education technology services market is fairly new, with no individual company representing a significant market share. The postsecondary education market is also highly fragmented and competitive, with no private or public institution representing a significant market share.
Intellectual Property
We rely on a combination of copyrights, trademarks, service marks, patents, trade secrets, domain names and agreements with employees and third parties to protect our intellectual property rights. We have trademark and service mark registrations and pending applications for additional registrations in the United States and select foreign jurisdictions. In addition, we have applied for domestic and international patents for certain technology developed by us. In certain instances, course content is produced by faculty and other content experts under work-for-hire agreements pursuant to which we own the course content in return for a fixed development fee. In certain limited cases, course content is licensed from third parties on a royalty fee basis.
Geographic Information
We have no significant foreign operations or assets located outside of the United States. For information about our revenues from external customers, measures of profits and losses, and total assets, see our annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Additional Information
We were incorporated in Delaware in May 1999 under the name TeleUniversity, Inc. In February 2004, we changed our name to Bridgepoint Education, Inc., and in April 2019, we changed our name to Zovio Inc. Our website is located at www.zovio.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The website for the SEC is located at www.sec.gov. The reference to our website is intended to be an inactive textual reference and the contents of our website are not incorporated by reference into, or in any way a part of, this Annual Report on Form 10-K.

Regulation
Through December 1, 2020, we were the owner and operator of a for-profit university and certain of the regulatory factors set forth below are the risks associated with that business. Upon the consummation of the Sale Transaction on December 1, 2020, we became a third-party service provider of education services to Global Campus, our inaugural university partner. Given that our revenue from operations is currently derived primarily from our contractual relationship with Global Campus, the regulations attributable to Global Campus operating as a non-profit university could materially affect us. The following section describes regulatory matters that affect us as a service provider to Global Campus and to institutions of higher education generally.

Institutions that participate in Title IV programs are subject to an extensive set of laws and regulations. To participate in Title IV programs, an institution must maintain authorization by the state education agency or agencies where it is physically located, be accredited by an accrediting agency recognized by the Department and be certified by the Department as an eligible institution. Accrediting agencies provide an independent assessment of educational quality. The laws, regulations and standards of an accrediting body, the Department and state agencies affect the vast majority of our university partner operations.
Accreditation
Accreditation is a private, non-governmental process for evaluating the quality of an educational institution and its programs and an institution’s effectiveness in carrying out its mission in areas including integrity, student performance, curriculum, educational effectiveness, faculty, physical resources, administrative capability and resources, financial stability and governance. To be recognized by the Department, an accrediting agency, among other things, must adopt specific standards to be maintained by educational institutions, conduct peer-review evaluations of institution's compliance with those standards, monitor compliance through periodic institutional reporting and the periodic renewal process and publicly designate those institutions that meet the agency’s criteria. An accredited institution is subject to periodic review by its accrediting agency to determine whether it continues to meet the performance, integrity, quality and other standards required for accreditation. An institution that is determined not to meet the standards of accreditation may have its accreditation revoked or not renewed.
Accreditation is important to an institution, as it establishes comprehensive criteria designed to promote educational quality and effectiveness. Accreditation also represents a public acknowledgment by a recognized independent agency of the quality and effectiveness of an institution’s programs. It also facilitates the transferability of educational credits when students transfer to or apply for graduate school at other regionally accredited colleges and universities. The Department relies on accreditation as an indicator of educational quality and effectiveness in determining an institution’s eligibility to participate in Title IV programs, as do certain corporate and government sponsors in connection with tuition reimbursement and other student aid programs.
Global Campus, our university partner, is regionally accredited by WASC Senior College and University Commission (“WSCUC”), educational licensing authorities in states where it is physically located or conducts certain operations, and by the Department due to Global Campus’s participation in Title IV programs. WSCUC is one of seven regional accrediting agencies that accredits colleges and universities in the United States. Accreditation by WSCUC is recognized by the Department and by prospective students as a reliable indicator of educational quality.
In July 2020, and in connection with the Purchase Agreement, the Company submitted to WSCUC a substantive change application for a change in ownership which requires review and approval by the Substantive Change Committee and the Structural Change Committee of WSCUC. On November 12, 2020, WSCUC notified the Company that it had approved the change of control application filed to complete the Sale Transaction, subject to certain conditions. Additionally, WSCUC notified the Company that WSCUC will conduct a post-implementation site visit of Global Campus within six months of the closing of the Sale Transaction.
On December 1, 2020, the parties to the Purchase Agreement entered into Amendment No. 1 to the Purchase Agreement, pursuant to which, among other things, the University of Arizona and Global Campus waived the closing condition regarding issuance of a pre-acquisition review notice by the Department. Under the terms of the Purchase Agreement, the Closing was subject to customary closing conditions for transactions in this sector. As a result, on December 1, 2020, the parties consummated the Sale Transaction, and Global Campus now owns and operates the University in affiliation with the University of Arizona.

Department Regulation of Title IV Programs
To be eligible to participate in Title IV programs, an institution must comply with the Higher Education Act and the regulations thereunder that are administered by the Department. The Department is expected to conduct a post-closing review of Global Campus following the Sale Transaction consistent with the Department’s procedures during which the Department makes a determination on the institution’s request for recertification from the Department following the change of control, including whether to impose or place other conditions or restrictions on Global Campus.
Among other things, the law and regulations require that an institution (i) be licensed or authorized to offer its educational programs by the states in which it is physically located, (ii) maintain institutional accreditation by an accrediting agency recognized for such purposes by the Department and (iii) be certified to participate in Title IV programs by the Department. Participation in Title IV programs allows for extensive oversight and review pursuant to regulations promulgated by the Department. Those regulations are subject to revision and amendment from time to time by the Department. The Department’s interpretation of its regulations likewise is subject to change. As a result, it is difficult to predict how Title IV program requirements will be applied in all circumstances.
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
The provisions of the Higher Education Act include being in compliance with the following:
•The 90/10 rule - A proprietary institution loses eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues from Title IV program funds for two consecutive fiscal years, as calculated in accordance with Department regulations. This rule is commonly referred to as the “90/10 rule.” Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single fiscal year is placed on provisional certification and may be subject to other enforcement measures.
•Cohort default rate - For each federal fiscal year, the Department calculates a rate of student defaults over a three-year measuring period for each educational institution, which is known as a “cohort default rate.” An institution may lose eligibility to participate in the Federal Direct Loan Program and the Federal Pell Grant Program if, for each of the three most recent federal fiscal years, 30% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. The most recent official three-year cohort default rates for Ashford University prior to the Sale Transaction for the 2017 and 2016 federal fiscal years were 14.7%, and 13.7%, respectively.
•Financial responsibility - The Department regulations establish standards of financial responsibility that an institution must satisfy in order to participate in Title IV programs. One financial responsibility standard is based on the institution’s composite score, which is derived from a formula established by the Department, resulting in a number between negative 1.0 and positive 3.0. An institution’s composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department financial oversight. In addition to having an acceptable composite score, an institution must, among other things, meet all its financial obligations, be current in its debt payments and not receive an adverse, qualified or disclaimed opinion by its accountants in its audited financial statements. If an institution fails to satisfy the Department’s financial responsibility requirements, it could be limited in its access to or lose Title IV program funding, or it may be required to post a letter of credit in favor of the Department and possibly accept other conditions to its continued participation in Title IV programs. Following the Sale Transaction, the University is no longer owned by Zovio, and therefore Global Campus will submit its stand-alone audited financial statements to the Department for the purpose of calculating the University’s composite score.

Borrower Defense to Repayment
On October 28, 2016, the Department had published borrower defense to repayment regulations to change processes that assist students in gaining relief under certain provisions of the Direct Loan Program regulations. These defense to repayment regulations allow a borrower to assert a defense to repayment on the basis of a substantial misrepresentation, any other misrepresentation in cases where certain other factors are present, a breach of contract or a favorable nondefault contested judgment against a school for its act or omission relating to the making of the borrower’s loan or the provision of educational services for which the loan was provided. In addition, the financial responsibility standards contained in the new regulations establish the conditions or events that trigger the requirement for an institution to provide the Department with financial protection in the form of a letter of credit or other security against potential institutional liabilities. Triggering conditions or events include, among others, certain state, federal or accrediting agency actions or investigations, and in the case of publicly traded companies, receipt of certain warnings from the SEC or the applicable stock exchange, or the failure to timely file a required annual or quarterly report with the SEC. The new regulations also prohibit schools from requiring that students agree to settle future disputes through arbitration.
On March 15, 2019, the Department issued guidance for the implementation of parts of the regulations. The guidance covers an institution’s responsibility in regard to reporting mandatory and discretionary triggers as part of the financial responsibility standards, class action bans and pre-dispute arbitration agreements, submission of arbitral and judicial records, and repayment rates.
On August 30, 2019, the Department finalized the regulations derived from the 2017-2018 negotiated rulemaking process and subsequent public comments. This version of the borrower defense regulations applies to all federal student loans made on or after July 1, 2020, and, among other things: grants borrowers the right to assert borrower defense to repayment claims against institutions, regardless of whether the loan is in default or in collection proceedings; allows borrowers to file defense to repayment claims three years from either the student’s date of graduation or withdrawal from the institution; and gives students the ability to allege a specific amount of financial harm and to obtain relief in an amount determined by the Department, which may be greater or lesser than their original claim amount. The regulations also include financial triggers and other factors for recalculating an institution’s financial responsibility composite score that differ from those in the 2016 regulations.
On June 8, 2020, President Trump vetoed House Joint Resolution 56, a Congressional Review Act resolution that would block the Trump administration’s rewrite of the Obama administration’s borrower defense to repayment rule. On June 26, 2020, the House of Representatives failed to override President Trump’s veto. The rewritten borrower’s defense to repayment rule went into effect on July 1, 2020 and will apply to any federal student loans made on that date or after.
In July 2020, the Department notified Zovio that the Department would be initiating a preliminary review of borrower defense applications from borrowers who made claims regarding the University. As part of the initial fact-finding process, the Department will send individual student claims to the University and allow the institution the opportunity to submit a response to the borrower’s allegations. Zovio has begun to receive these claims and is reviewing and compiling the individual facts of each case to submit to the Department for the Department’s review. Zovio has responded to everything received and cannot predict the outcome of this review at this time.
Potential sanctions for noncompliance with Title IV regulations
The Department can impose sanctions for violating the statutory and regulatory requirements of Title IV programs, including:
•transferring an institution from the advance method or the heightened cash monitoring level one method of Title IV payment, each of which permit the institution to receive Title IV funds before or concurrently with disbursing them to students, to the heightened cash monitoring level two method of payment or to the reimbursement method of payment, each of which delay an institution’s receipt of Title IV funds until student eligibility has been verified by the Department;
•imposing a monetary liability against an institution in an amount equal to any funds determined to have been improperly disbursed or not to have been properly returned upon student withdrawal;
•requiring an institution to post a letter of credit in favor of the Department as a condition for continued Title IV eligibility;
•initiating proceedings to impose a fine or to limit, suspend or terminate an institution’s participation in Title IV programs;
•referring a matter for possible civil or criminal investigation;

•failing to grant an institution’s application for renewal of its certification, or revocation of an institution’s provisional certification, to participate in Title IV programs, or imposing conditions on its participation in Title IV programs; or
•taking emergency action to suspend an institution’s participation in Title IV programs without prior notice or a prior opportunity for a hearing.
Privacy of student records
The Family Educational Rights and Privacy Act of 1974 (“FERPA”) and the Department’s FERPA regulations require educational institutions to, among other things, protect the privacy of students’ educational records by limiting an institution’s disclosure of a student’s personally identifiable information without the student’s prior written consent. If an institution fails to comply with FERPA, the Department may require the institution to take corrective action or may terminate the institution’s receipt of federal funds. Educational institutions are also obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act (“GLBA”), which requires an institution to, among other things, develop and maintain a comprehensive written information security program designed to protect against the unauthorized disclosure of personally identifiable financial information of students, parents or other individuals with whom such institution has a customer relationship. If an institution fails to comply with the applicable GLBA requirements, it may be required to take corrective action, be subject to monitoring and oversight by the Federal Trade Commission (“FTC”), and be subject to fines or penalties imposed by the FTC.

Item 1A. Risk Factors
Investing in our common stock involves risk. Before making an investment in our common stock, you should carefully consider the risk factors set forth below, as well as the other information contained in this Annual Report on Form 10-K, including our annual consolidated financial statements and the information set forth in Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks described below are those which we believe are the material risks we face.
Through December 1, 2020, we were the owner and operator of a for-profit university and certain of the risk factors set forth below are the risks associated with that business. Upon the consummation of the Sale Transaction on December 1, 2020 (as discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), we became a third-party service provider of education services to Global Campus, our inaugural university client. Accordingly, we are setting forth below additional material risks to reflect those factors now applicable to our new business operations. Given that our revenue from operations is currently derived primarily from our contractual relationship with Global Campus, the risk factors include risks attributable to Global Campus operating as a non-profit university, which could materially affect our business.
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
Risks Related to the Sale Transaction and Change in the Structure of Our Operations
The Sale Transaction with the University of Arizona and Global Campus, is subject to certain warranties and provisions, as well as the receipt of approval by the Department, which if not obtained, could disrupt our business.
The Purchase Agreement with the University of Arizona and Global Campus is subject to certain warranties and indemnification provisions, some of which are out of our control. There can be no assurance when or whether these conditions will be satisfied or, to the extent waivable, waived or the occurrence of any effect, event, development or change will not transpire. Other than the specific liabilities assumed by Global Campus, the Company and AU LLC will generally remain responsible for liabilities of the University relating to periods prior to the closing of the Sale Transaction.
The Sale Transaction remains subject to approval by the Department. There can be no assurances that these regulatory approvals will be obtained on the currently contemplated timeline or at all. In addition, as a condition to granting these regulatory approvals, a regulatory authority may require changes to the structure of the Sale Transaction, and these changes may negatively impact our financial condition and results of operations. A material delay in obtaining such approvals may create uncertainty or otherwise have negative consequences, including adverse changes in our relationships with Global Campus, Global Campus’ students, vendors and faculty; adverse impacts on employee recruiting and retention efforts; and diversion of management’s attention and internal resources from ongoing business, any of which may materially and adversely affect our financial condition and results of operations. We cannot predict with certainty whether and when any of the required regulatory approvals will be granted.
The Sale Transaction with the University of Arizona and Global Campus, is subject to certain terms and conditions that if not achieved, could disrupt our business.
In connection with the closing of the Sale Transaction, the Company and Global Campus entered into a long-term Services Agreement pursuant to which the Company will provide recruiting, financial aid, counseling, institutional support, information technology, and academic support services to Global Campus. The Services Agreement has an initial term through June 30, 2036, subject to renewal options, although Global Campus has the right to terminate the Services Agreement after its fiscal year ending June 30, 2028 subject to the payment of a termination fee equal to one-hundred (100%) of the services fees paid to the Company in the trailing twelve (12) month period (payable half in cash and half in an unsecured note).
In return for providing services under the Services Agreement, Global Campus, after covering its direct costs of operations (which may not be increased by more than 2% per year), will pay to the Company services fees equal to the Company’s direct costs to provide the services plus an additional amount equal to 19.5% of Global Campus’s tuition and fees revenue. If, following its fiscal year ending June 30, 2028, Global Campus’s tuition and fees revenue is $440.0 million or less, then the Company’s revenue share percentage is subject to decrease on a sliding scale to between 18.1% and 15.5%, subject to increase back up to 19.5% if, in any subsequent fiscal year, Global Campus’s tuition and fees revenue again exceeds $440.0 million. In addition, the parties to the Services Agreement have agreed on certain minimum profit levels to be achieved by Global Campus after payment of the Company’s services fees of $0 for the period ending June 30, 2021, $0 for Global

Campus’ fiscal year ending June 30, 2022, $12.5 million for the fiscal year ending June 30, 2023, $25.0 million for the fiscal years ending June 30, 2024, 2025 and 2026, and $10.0 million for each fiscal year thereafter through the remainder of the initial term; subject to certain limitations, the Company is required to adjust its fees in any year to the extent necessary for Global Campus to achieve such minimum levels. In addition, in accordance with the conditions of the WSCUC approval, the Services Agreement incorporates identified key performance indicators, all as mutually agreed upon the parties.
On an annual basis, immaterial cash penalties could arise from not meeting individual key performance indicators. However, breaches of these key performance indicators over a multi-year period could have a material impact on our business, financial condition and results of operations.
Following the Sale Transaction, we are subject to various risks and uncertainties arising out of the changes in the structure of our operations, any of which could materially and adversely affect our business and operations, and our stock price.
Following the Sale Transaction, various aspects of our operations have changed in important ways. We are no longer the owner and operator of a regulated institution of higher education, but we are now an education technology service provider. While the services we provide were part of our business prior to the Sale Transaction, we have no experience operating solely as an education technology service provider to third parties.
Initially, substantially all of our revenue is derived pursuant to the Services Agreement. Accordingly, Global Campus’ ability to increase its enrollment and tuition and fee revenue, and our ability to continue to perform the services necessary to enable Global Campus to achieve such goals, will be critical to the success of our services business.
If we are unable to successfully re-focus our business to providing education technology services to third-party education providers, or if the Services Agreement fails to achieve the anticipated levels of performance, then our business, financial condition and results of operations, as well as our stock price, could be materially and adversely affected.
If the Department does not approve the change of control related to the Sale Transaction and does not certify Global Campus to continue participating in the Title IV programs, Global Campus' students would lose their access to Title IV program funds, or there could be significant limitations as a condition of Global Campus' continued participation in the Title IV programs, and as a service provider, our business, financial condition and results of operations, as well as our stock price, could be materially and adversely affected.
Institutions are required to seek recertification from the Department on a regular basis in order to continue their participation in Title IV programs. An institution must also apply for recertification by the Department if it undergoes a change in control, as defined by the Department regulations, and may be subject to similar review if it expands its operations or educational programs in certain ways. Global Campus’ status as a nonprofit as a part of the Sale Transaction, would constitute a change in control. The Department is expected to conduct a post-closing review of Global Campus. There can be no assurance that the Department will recertify Global Campus or that the Department will not impose conditions or other restrictions as a condition of granting Global Campus a provisional certification. If the Department does not renew, or withdraws, the certification of Global Campus to participate in the Title IV programs at any time, students would no longer be able to receive Title IV program funds. Similarly, the Department could renew Global Campus’ certification, but restrict or delay its students’ receipt of Title IV funds, limit the students to whom Global Campus could disburse funds, decline to approve Global Campus as a nonprofit institution for Title IV purposes, or place other restrictions on Global Campus.
Any of these outcomes would have a material adverse effect on us. We no longer own or operate the University, and we no longer participate in the Title IV programs as an institution. However, we face the risks discussed above in connection with providing services as a third-party education technology services provider, including adverse effects on our business and operations from a reduction or loss in our revenues under the Services Agreement loses or has limits placed on its Title IV eligibility.
If we are determined to have paid improper incentive compensation to our covered employees, or tuition sharing arrangements are deemed to violate the incentive compensation regulations, our business will be impaired.
An institution that participates in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions, or financial aid awarding activity. Current regulations provide that higher education institutions agree that it will not provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of Title IV, HEA program funds. Pursuant to this regulation, we are prohibited from offering our covered employees, which are those employees involved with or responsible for recruiting or admissions activities, any bonus or incentive-based compensation based on the successful recruitment, admission or enrollment of students into a postsecondary institution. We are also precluded from offering our covered employees that work on financial aid matters (if any), any bonus or incentive-based compensation based on the award of financial aid to students enrolled in a postsecondary institution.
Risks Related to the Extensive Regulation of Our Business and University Partners
If our current or any future university partner fails to comply with applicable regulatory requirements, they could face monetary liabilities or penalties, operational restrictions, or loss of eligibility to participate in Title IV programs from which we derive most of our revenue.
To participate in Title IV programs, an institution must be (i) legally authorized to operate in the state in which it is physically located, (ii) accredited by an accrediting agency recognized by the Department as a reliable indicator of educational quality and (iii) certified as an eligible institution by the Department. As a result, we are subject to extensive regulation by the Department, WSCUC, and state education agencies. These regulatory requirements cover many aspects of our operations. Given that the Department, WSCUC and state education agencies periodically revise their requirements and modify their interpretations of existing requirements, we cannot reliably predict how these regulatory requirements will be applied or whether we will be able to comply with all the requirements. If our current or any future university partner fails to comply with these regulatory requirements, the Department could impose sanctions on that institution, including monetary liabilities or penalties, operational restrictions, or loss of eligibility to participate in Title IV programs from which we derive most of our revenue. For additional information, see “Regulation — Department Regulation of Title IV Programs — Potential sanctions for noncompliance with Title IV regulations” in Part I, Item 1, “Business.” If our current or future university partners were to lose eligibility to participate in Title IV programs or were to have such participation substantially curtailed, enrollments and our revenues, financial condition, cash flows and results of operations would be materially and adversely affected.
An institution must periodically seek recertification to participate in Title IV programs and may, in certain circumstances, be subject to review or other action by the Department in connection with such recertification.
An institution must periodically seek recertification from the Department to continue to participate in Title IV programs and may, in certain circumstances, be subject to review or other action by the Department in connection with such recertification. The Department may review an institution’s continued certification to participate in Title IV programs in the event of a change of control and may take emergency action to suspend an institution’s certification without advance notice if it determines the institution is violating Title IV requirements and immediate action is necessary to prevent misuse of Title IV funds. If the Department revokes or does not renew the certifications to participate in Title IV programs, our university partner’s students would no longer be able to receive Title IV funds, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
The failure of our current or any future university partners to maintain accreditation would denigrate the value of their educational programs and result in a loss of eligibility to participate in Title IV programs.
An institution must be accredited by an accrediting agency recognized by the Department to participate in Title IV programs. WSCUC is recognized by the Department as a reliable authority regarding the quality of education and training provided by the institutions it accredits. To remain accredited, our university partners must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. If a university partner fails to satisfy any of the standards of its accrediting agency, it could lose its accreditation. Loss of accreditation would denigrate the value of its educational programs and would result in its loss of eligibility to participate in Title IV programs, which would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our current or future university partners may lose eligibility to participate in Title IV programs or face other sanctions or fines if they are not compliant with the Higher Education Act for a variety of reasons.
Our current or future university partners could lose eligibility to participate in Title IV programs or face other sanctions or fines if any of the following occur:
•An institution is not legally authorized to offer its educational programs by the states in which it is physically located. To maintain these authorizations and registrations, an institution must comply with applicable requirements under the statutes and rules of the applicable state.
•An institution derives more than 90% of its revenues from Title IV program funds for two consecutive fiscal years, as calculated in accordance with Department regulations. Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification and may be subject to other enforcement measures.
•An institution has too many students that default on their loans. For each federal fiscal year, the Department calculates a rate of student defaults over a three-year measuring period for each educational institution, which is known as a “cohort default rate.” An institution may lose its eligibility to participate in the Direct Loan Program and the Federal Pell Grant Program if for each of the three most recent federal fiscal years 30% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year.
•An institution has a failure to demonstrate financial responsibility. To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the Department. One measure of financial responsibility is an institution’s composite score, a number between negative 1.0 and positive 3.0. An institution’s composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department oversight.
•An institution pays incentive compensation to persons or entities involved in certain recruiting, admissions or financial aid awarding activities. The Higher Education Act prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on securing enrollments or financial aid to any persons or entities involved in student recruiting or admissions activities or making decisions about the award of student financial assistance. The criteria for complying with the Department’s rules prohibiting incentive compensation are not clear in all circumstances, and the Department will not review or approve compensation plans prior to their implementation.
•An institution engages in substantial misrepresentation regarding the nature of its educational programs, its financial charges or the employability of its graduates. If the Department determines an institution has engaged in substantial misrepresentation, the Department may (i) attempt to revoke the institution’s program participation agreement if the institution is provisionally certified, (ii) impose limitations on the institution’s participation in Title IV programs if the institution is provisionally certified, (iii) deny applications from the institution for approval of new programs or locations or other matters or (iv) initiate proceedings to fine the institution or limit, suspend or terminate its eligibility to participate in Title IV programs.
•An institution fails to correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion, and must return those unearned funds in a timely manner, generally within 45 days of the date the institution determines that the student has withdrawn. Failure to make timely returns of Title IV program funds for 5% or more of students sampled in the institution’s annual financial aid compliance audit in either of its two most recently completed fiscal years can result in an institution having to post a letter of credit equal to 25% of the amount of unearned Title IV funds the institution was required to return for its most recently completed fiscal year. If unearned funds are not properly calculated and returned in a timely manner, an institution may also be subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV programs.
If any of the above were to occur and there was a loss of eligibility to participate in Title IV programs, could have a material adverse effect on enrollments of our current or future university partners, and therefore on our revenues, financial condition, cash flows and results of operations.
The borrower defense to repayment regulations expand the circumstances in which students may assert a defense to repayment against an institution and could result in the imposition of significant restrictions on our university partners ability to operate.
The Department has regulations regarding borrower defense to repayment. The regulations allow a borrower to assert a defense to repayment on the basis of a substantial misrepresentation, any other misrepresentation in cases where certain other factors are present, a breach of contract or a favorable non-default contested judgment against a school for its act or omission relating to the making of the borrower’s loan or the provision of educational services for which the loan was provided. In addition, the financial responsibility standards contained in the regulations establish the conditions or events that trigger the requirement for an institution to provide the Department with financial protection in the form of a letter of credit or other security against potential institutional liabilities. Triggering conditions or events include, among others, certain state, federal or accrediting agency actions or investigations, and in the case of publicly traded companies, receipt of certain warnings from the SEC or the applicable stock exchange, or the failure to timely file a required annual or quarterly report with the SEC. The regulations also prohibit schools from requiring that students agree to settle future disputes through arbitration.

Under the borrower defense to repayment regulations, an institution could face claims by students based on the expanded circumstances in which students may assert a defense to repayment of their student loans, and the Department may be entitled to seek recoupment of student loans discharged pursuant to the regulations.
In July 2020, the Department notified Zovio that the Department would be initiating a preliminary review of borrower defense applications from borrowers who made claims regarding the University. As part of the initial fact-finding process, the Department will send individual student claims to the University and allow the institution the opportunity to submit a response to the borrower’s allegations. Zovio has begun to receive these claims and is reviewing and compiling the individual facts of each case to submit to the Department for the Department’s review. Zovio has responded to everything received and cannot predict the outcome of this review at this time
If we fail to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our business could be adversely impacted.
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
The Department’s regulations require institutions that participate in Title IV programs to refer to the OIG credible information indicating that any applicant, employee, third-party servicer or agent of the institution that acts in a capacity that involves administration of Title IV programs has been engaged in any fraud or other illegal conduct involving Title IV programs. If the systems and processes that we have established to detect and prevent fraud are inadequate, the Department may find that we do not satisfy its “administrative capability” requirements. In addition, an institution’s ability to participate in Title IV programs is conditioned on their maintaining accreditation by an accrediting agency that is recognized by the Department. Under the Higher Education Act, accrediting agencies that evaluate institutions offering distance learning programs, must require such institutions to have processes by which they establish that a student who registers for a distance education program is the same student who participates in and receives credit for the program. Any failure to satisfy the Department’s administrative capability requirements or any loss of accreditation as a result of a failure to detect and prevent fraudulent activity could result in limits on or loss of Global Campus’ eligibility to participate in Title IV programs and have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Governmental proceedings or other claims and lawsuits asserting regulatory noncompliance could result in monetary liabilities or penalties, injunctions or loss of Title IV funding for students at our current or any future university partner.
Because our current, and any future university partner operates in a highly regulated industry, we are subject to compliance reviews, claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties, including claims brought by third parties on behalf of the federal government under the federal False Claims Act. If the results of these reviews or proceedings are unfavorable to us or if we are unable to defend successfully against such lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations, loss of Title IV funding, injunctions or other penalties, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. In addition, claims and lawsuits brought against us may damage our reputation or adversely affect our stock price, even if such claims and lawsuits are eventually determined to be without merit.
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
We cannot predict the scope and content of the regulations that may emerge from these or other rulemaking activities that the Department initiates. The Departments actions could result in direct and indirect costs related to compliance, increased scrutiny, fines, liabilities, sanctions or lawsuits, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Any action by Congress to revise the laws governing Title IV programs or to reduce funding for these programs could negatively impact our business.
Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program through the budget and appropriations process. The Higher Education Act’s programs will continue year-to-year without explicit reauthorization as long as Congress appropriates funds for the programs. Congress may propose and pass revisions to the Higher Education Act between reauthorizations by using other legislative vehicles such as budget bills and appropriations bills, which could impact funding for student financial aid programs.
We cannot predict what legislation, if any, will arise out of the reauthorization of the Higher Education Act or other Congressional deliberations, or what impact any such legislation might have on the for-profit education sector and our business. However, any action by Congress that significantly reduces Title IV program funding or the eligibility of our current or any future university partners or students to participate in Title IV programs, or that requires us to modify our practices in ways that could increase our administrative costs and reduce our profit margin, would have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Risks Related to Our Business
A large percentage of our revenue is attributable to our contractual relationship with Global Campus, and the loss of, or a decline in enrollment in, Global Campus programs could significantly reduce our revenue and impact our overall financial performance.
We expect the programs of Global Campus to account for a large percentage of our revenue for the foreseeable future. Any decline in reputation or changes in policies of Global Campus could adversely affect its student enrollment and its overall financial and operating results, which could materially impact us. Furthermore, Global Campus has the right to terminate the Services Agreement early if certain conditions apply. If Global Campus were to terminate or not renew its relationship with us, or if certain of the programs with Global Campus were to materially underperform for any reason, it could negatively affect our reputation, revenue and future operating results.
We face litigation and legal proceedings that could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.
We are subject to lawsuits, investigations and claims covering a wide range of matters. We are the subject of complaints alleging violations of various laws including, but not limited to, federal securities laws, and the California State Attorney General. These and other legal proceedings could cause us to incur significant defense costs, are disruptive to our normal business operations and could damage our reputation and adversely affect our stock price. An adverse outcome of any legal proceeding could result in monetary losses or restrictions on our business, which could have a material adverse effect on our revenues, financial condition, cash flows and results of operations. For additional information regarding current material legal proceedings involving us and our subsidiaries, see Note 21, “Commitments and Contingencies” to our annual consolidated financial statements included elsewhere in this report.
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
We rely on a third-party vendor to provide the online learning platform for students and related support and hosting.
We have a license agreement with Instructure pursuant to which we license an online Canvas learning management system and platform for students at our university partners. We currently rely on Instructure for administrative support and hosting of the applicable systems. If Instructure ceases to operate or is unwilling or unable to work with us, or if our agreement with Instructure is otherwise terminated, the online learning platform for students at our university partners and related administrative support and hosting could be interrupted or become unavailable, which could have a material adverse effect on our business.
We are subject to laws and regulations as a result of our collection and use of personal information, and any violations of such laws or regulations, or any security or cybersecurity breach, theft or loss of such information, could adversely affect our business.
Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. We collect, use and retain large amounts of personal information regarding applicants, students, faculty and staff. We also collect and maintain personal information about our employees in the ordinary course of our business. Our services can be accessed globally through the internet. Therefore, we may be subject to the application of national privacy laws in countries outside the United States from which applicants and students access our services. Such privacy laws could impose conditions that limit the way we market and provide our services.
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
Possession and use of personal information also subjects us to legislative and regulatory burdens that could require notification of data breaches and could restrict our use of personal information, and a violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines against us or lawsuits brought against us. As a result, we may be required to expend significant resources to protect against the threat of these security and cybersecurity breaches or to alleviate problems caused by these breaches. A major breach, theft or loss of personal information held by us or our vendors regarding students and their families or our employees, or a violation of laws or regulations relating to the same, could have a material adverse effect on our reputation, result in lawsuits and result in further regulation and oversight by federal and state authorities and increased costs of compliance. The adoption of new or modified state or federal data or cybersecurity legislation could increase our costs and/or require changes in our operating procedures or systems.
We are required to comply with The Family Educational Rights and Privacy Act (“FERPA”), and failure to do so could harm our reputation and negatively affect our business.
FERPA generally prohibits an institution of higher education participating in Title IV programs from disclosing personally identifiable information from a student’s education records without the student’s consent. Our university partners and their students disclose to us certain information that originates from or comprises a student education record under FERPA. As an entity that provides services to institutions participating in Title IV programs, we are indirectly subject to FERPA, and we may not transfer or otherwise disclose any personally identifiable information from a student record to another party other than in a manner permitted under the statute. If we violate FERPA, such violation could result in a material breach of contract with one or more of our university partners and could harm our reputation. Further, in the event that we disclose student information in violation of FERPA, the Department could require a university partner to suspend our access to its student information for at least five years.
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

System disruptions and vulnerability from security risks to our technology infrastructure could damage our reputation and the reputation of our other subsidiaries, and negatively impact our business.
The performance and reliability of our technology infrastructure (including the software and related hosting and maintenance services for our online learning platform, student information system, and lead management system) is critical to our reputation and our ability to attract and retain students. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of systems to us or our university partners and negatively impact our business and reputation. Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses, denial of service attacks and other security problems. Although we continually monitor the security of our technology infrastructure and take proactive measures to prevent potential threats, these efforts may not protect our computer networks against all threats of security breaches, which could damage our reputation and the reputation of our other subsidiaries, and negatively impact our business and prospects.
Our spending in the areas of new investments or other marketing opportunities may cause us to incur additional operating losses if we do not realize our expected revenues.
Our spending is based in significant part on our estimates of future revenue and is largely fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall in revenues in relation to our expectations would have an immediate and material adverse effect on our profitability. We anticipate increasing operating expenses on new investments and marketing initiatives. Any such increase could cause material losses to the extent we do not generate additional revenues sufficient to cover those expenses.
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
A decline in the overall growth of enrollment in postsecondary institutions, or in the number of students seeking degrees online, could cause our university partners to experience a decline in enrollment.
If enrollment at our university partners decline, this could cause our revenues to decline in the future. In addition, if job growth in the fields related to the core disciplines of our university partners is weaker than expected, fewer students may seek the types of degrees that such university partners offer. To return to growth in our revenues and increase enrollments of our university partners, our university partners will need to attract and retain a larger percentage of students in existing markets and expand their markets by creating new academic programs. Any further decline in enrollment as a result of the inability to attract and retain students in existing markets or expand our markets by creating new academic programs in areas where there is market demand could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.
Our success depends in part on our university partners' ability to update and expand the content of existing programs and to develop new programs and specializations on a timely basis and in a cost-effective manner.
The updates and expansions of existing programs and the development of new programs and specializations may not be accepted by existing or prospective students or prospective employers of our university partners’ graduates. If we do not adequately respond to changes in market requirements by updating and expanding our existing programs or developing new programs, our business will be adversely affected. Even if our university partners are able to develop acceptable new programs, they may not be able to introduce these new programs as quickly as students require or as quickly as our competitors introduce competing programs. To offer a new academic program, our university partners may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our operations. In addition, to be eligible for federal student financial aid programs, a new academic program may need to be approved by the Department.
Establishing new academic programs or modifying existing programs requires investments in management, faculty and capital expenditures, additional marketing expenses and reallocation of other resources. If our university partners are unable to increase enrollment in new programs, offer new programs in a cost-effective manner or otherwise manage effectively the operations of newly established academic programs, it could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.
Our current or any future university partners failure to keep pace with changing market needs could harm their ability to attract students.
Our success depends partially on the willingness of employers to hire, promote or increase the pay of our university partners’ graduates. Increasingly, employers demand that their new employees possess appropriate technical and analytical skills, and appropriate interpersonal skills, such as communication and teamwork. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important that our university partners’ educational programs continually evolve in response to those economic and technological changes.
The expansion of existing academic programs and the development of new programs may not be accepted by current or prospective students or by prospective employers. Even if our university partners develop acceptable new programs, they may not be able to begin offering those new programs in a timely fashion or as quickly as our competitors offer similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes or other factors, the rates at which our university partners’ graduates obtain jobs in their fields of study could suffer, our ability to attract and retain students could be impaired and our business could be adversely affected.
We may be unable to sufficiently protect our proprietary rights and we may encounter disputes from time to time relating to our use of the intellectual property of third parties.
We rely on a combination of copyrights, trademarks, service marks, patents, trade secrets, domain names and agreements with employees and third parties to protect our proprietary rights. We have trademark and service mark registrations and pending applications for additional registrations in the United States and select foreign jurisdictions. In addition, we have applied for domestic and international patents for certain technology developed by us. Nonetheless, as new challenges arise in protecting these proprietary rights online, we cannot ensure that these measures will be adequate to protect our proprietary rights, that we have secured, or will be able to secure, appropriate protections for all our proprietary rights in the United States or select foreign jurisdictions, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our technology, curricula and online resource material, among others. Our management’s attention may be diverted by these attempts, and we may need to expend funds in litigation to protect our proprietary rights against any infringement or violation.
We may also encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. In certain instances, we may not have obtained sufficient rights to the content of a course. Third parties may raise claims against us alleging an infringement or violation of their intellectual property. Some third-party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid all alleged violations of such intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant.
Government regulations relating to the internet could increase our cost of doing business, affect our ability to grow or otherwise have a material adverse effect on our business.
The increasing use of the internet and other online services has led and may lead to the adoption of new laws and regulatory practices in the United States or in foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations or interpretations related to doing business over the internet could increase our costs and materially and adversely affect enrollments.
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
A protracted economic slowdown and rising unemployment could lead to lower enrollment at our university partner.
We believe that many students pursue postsecondary education to be more competitive in the job market. However, a protracted economic slowdown could increase unemployment and diminish job prospects generally. Diminished job prospects and heightened financial worries could affect the willingness of students to incur loans to pay for postsecondary education and to pursue postsecondary education in general. As a result, enrollments at our university partner could suffer.
In addition, many students borrow Title IV loans to pay for tuition, fees and other expenses. A protracted economic slowdown could negatively impact their ability to repay those loans which would negatively impact cohort default rates. Our university partner’s students also are frequently able to borrow Title IV loans in excess of their tuition. The excess is received by such students as a stipend. However, if a student withdraws, our university partner must return any unearned Title IV funds, including stipends. A protracted economic slowdown could negatively impact such students’ ability to repay those stipends. As a result, the amount of Title IV funds we would have to return without reimbursement from students could increase, and our results of operations could suffer.
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
•distraction of management’s attention from normal business operations during the integration process;
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

An increase in interest rates could adversely affect our university partners' ability to attract and retain students.
Interest rates have reached relatively low levels in recent years, creating a favorable borrowing environment for students. However, if Congress increases interest rates on Title IV loans, or if private loan interest rates rise, our university partners’ students would have to pay higher interest rates on their loans. Any future increase in interest rates will result in a corresponding increase in educational costs to existing and prospective students. Higher interest rates could also contribute to higher default rates with respect to students’ repayment of their education loans. Higher default rates may in turn adversely impact an institution’s eligibility to participate in some or all Title IV programs, which could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.
Our financial results may suffer if we fail to successfully implement our restructuring plans and/or cost reduction initiatives aimed at right-sizing our operations to match revenue streams.
We have described elsewhere in this Annual Report on Form 10-K our reductions in force which are intended to strengthen our business by right-sizing our operations to match revenue streams. We also described various restructuring charges related to these plans. If we fail to achieve the intended cost savings, our financial condition, results of operations and cash flows may be further impacted. This plan also may have an adverse impact upon the morale or motivation of our employees and may result in further distractions to our management. In addition, management will continue to evaluate our cost structure, and additional restructuring plans may be needed. Any cost-saving measures could impact employee retention. In addition, we cannot be sure that the cost reduction will be successful in reducing our overall expenses as we expect or that additional costs, or reduced revenue, will not offset any such reductions. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our results of operations may be adversely affected.
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
We may be susceptible to a number of political, economic, and geographic risks that could harm our business. Significant disruptions in the global economic environment, as a result of a pandemic such as COVID-19, may adversely affect our business and financial results.
The occurrence of certain political, economic or geographic events, such as natural disasters or a pandemic, including the outbreak of COVID-19 could result in a significant decline in our revenue. We are dependent on customers that are geographically diverse and could be negatively impacted if economic conditions in the U.S. and globally were negatively impacted. Such an occurrence could cause a decrease in our university partner’s enrollment, including a decline in student retention.
The outbreak of COVID-19 continues to grow both in the U.S. and globally, and related government and private sector responsive actions could adversely affect our business operations, including continued work-from home orders. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the COVID-19 and the actions taken to contain it or treat its impact. We have asked our corporate employees whose jobs allow them to work remotely to do so, as deemed necessary. Such precautionary measures could create operational challenges as we adjust to a remote workforce, which could adversely impact our business. We are also dependent on customers that are geographically diverse and would be negatively impacted if economic conditions in the U.S. and globally continue to be negatively impacted and cause a decrease in our enrollment.

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
•developments regarding the accreditation or state licensing of our university partners;
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
If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. At December 31, 2020, 32.3 million shares of our common stock were outstanding. In addition, as of December 31, 2020, there were 1.6 million shares of our common stock underlying outstanding stock options and 4.0 million shares of our common stock underlying outstanding stock awards, including restricted stock units and performance stock units. All shares subject to outstanding stock options are eligible for sale in the public market to the extent permitted by the provisions of the applicable stock option agreement and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline. Under Rule 144, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144 after one year, subject to applicable restrictions, including volume and manner of sale limitations.
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
Subject to the rules of the Nasdaq Stock Market LLC (“NASDAQ”), our board has the authority, without any action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of capital stock. At December 31, 2020, there were 300.0 million shares of common stock authorized for issuance under our certificate of incorporation, 32.3 million shares of which were outstanding. At December 31, 2020, there were 20.0 million shares of preferred stock authorized for issuance under our certificate of incorporation, no shares of which were outstanding. Issuances of common stock or voting preferred stock would reduce the influence of our current stockholders over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in the rights of our current stockholders being subject to the prior rights of holders of that preferred stock.
Our common stock has relatively low trading volume, compared to many other public companies
Our common stock trades on the NASDAQ. Our average daily trading volume over these various mediums is relatively low, particularly when compared to many larger public companies. This low trading volume can cause our common stock price to fluctuate significantly and can make it difficult for investors to buy or sell our common stock quickly and efficiently, compared to companies with a larger publicly traded float and higher average daily trading volumes.
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of NASDAQ. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10‑K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This may require us to incur substantial additional professional fees and internal costs to further expand our accounting and finance functions and expend significant management efforts. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2020, we do not own any property. We lease property in Arizona, California, Colorado, New York and Illinois, for academic operations, corporate functions, enrollment services and student support services.
Our headquarters are located at 1811 E. Northrop Blvd in Chandler, Arizona, where we lease office space. During fiscal year 2020, we paid annual rent of approximately $1.7 million under the terms of the lease, which expires in September 2030.
We also lease two different office spaces in San Diego, California. There are a few additional smaller facilities that we, and our subsidiaries, lease for office space and learning centers in Colorado, New York, California and Illinois.
Our facilities are utilized consistent with management’s expectations, and we believe such facilities are suitable and adequate for current requirements and that additional space can be obtained on commercially reasonable terms to meet any future requirements.
Item 3. Legal Proceedings
For information regarding any legal proceedings, see Note 21, “Commitments and Contingencies” to our annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the text of which is incorporated by reference into this Item 3 of Part I.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities
Market Information
Our common stock is listed on NASDAQ under the symbol “ZVO.”
Holders of Record
As of February 17, 2021, there were 38 holders of record of our common stock. This figure does not include an indeterminate number of beneficial owners of our common stock whose shares are held of record by banks, brokers and other financial institutions.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.
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
The graph below compares the cumulative five-year total return provided shareholders on the Company’s common stock relative to the cumulative total returns of the Russell 3000 index and the customized peer group. The four companies included in the Company’s customized peer group are: 2U, Inc., American Public Education, Inc., Grand Canyon Education, Inc. and Strategic Education, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on December 31, 2015 and its relative performance is tracked through December 31, 2020.
Item 6. Selected Consolidated Financial Data
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our annual consolidated financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” and reflects the effects of the reclassification discussed in Note 3 to the consolidated financial statements. In addition to historical information, this discussion includes forward-looking information that involves risks and uncertainties that could cause actual results to differ materially from management’s expectations. See Part I, Item 1A, “Risk Factors” and “Special Note Regarding Forward-Looking Statements” at the beginning of this report.
Overview
Zovio Inc is an education technology services company that partners with higher education institutions and employers to deliver innovative, personalized solutions to help learners and leaders achieve their aspirations. For additional information regarding our business, see Part I, Item 1, “Business.”
Until December 1, 2020, the Company, through its wholly owned subsidiary, Ashford University, LLC, a California limited liability company (“AU LLC”), owned and operated Ashford University, a regionally-accredited, online university (the “University”). The University’s mission is to provide high-quality, accessible, affordable, and innovative educational programs that meet the diverse needs of individuals pursuing advancement in their lives, professions, and communities. The University is helping to define the modern college experience by providing the flexibility and effectiveness of online learning. The University offers associate’s, bachelor’s, master’s and doctoral degree programs online.
On December 1, 2020, the Company and AU LLC finalized the Purchase Agreement, by and among the Company, AU LLC, the Arizona Board of Regents, a body corporate, for and on behalf of the University of Arizona (the “University of Arizona”), and the University of Arizona Global Campus, a newly formed Arizona nonprofit corporation (“Global Campus”).
On April 1, 2019, we acquired Fullstack Academy, a Delaware corporation, pursuant to an Agreement and Plan of Reorganization entered into by the parties on March 12, 2019. Following the Fullstack Acquisition, Fullstack became a wholly-owned subsidiary of the Company. Fullstack is an innovative web development school offering immersive technology bootcamps.
On April 3, 2019, we acquired TutorMe, a California corporation, pursuant to an Agreement and Plan of Reorganization entered into by the parties on April 3, 2019. TutorMe is an online education platform that provides 24/7 on-demand tutoring and online courses. Following the TutorMe Acquisition, TutorMe became a wholly-owned subsidiary of the Company.
Segment Information
Prior to December 1, 2020, the Company operated in one segment for reporting purposes. Following the Sale Transaction on December 1, 2020, we now operate our business in two reportable segments, including the University Partners Segment and the Zovio Growth Segment. The Company’s reportable segments are determined based on (i) financial information reviewed by the chief operating decision maker, the CEO, (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. The Company’s University Partners Segment includes the technology and services provided to colleges and universities to enable the online delivery of degree programs. The inaugural partner in the University Partners Segment is Global Campus. The University Partners Segment also includes the tuition revenue related to the University prior to the Sale Transaction on December 1, 2020. The Company’s Zovio Growth Segment includes our other subsidiaries, including Fullstack and TutorMe.

Key operating data
In evaluating our operating performance, our management focuses in large part on our revenue and operating income (loss). The following table, which should be read in conjunction with our annual consolidated financial statements included elsewhere in this report, presents our key operating data for each of the periods presented (in thousands):

	Year Ended December 31,
Consolidated Statement of Income (Loss) Data:	2020	2019
Revenue and other revenue	$397,121	$417,795
Operating loss	$(61,900)	$(56,597)
Key Financial Metrics
Revenue and other revenue
On December 1, 2020, the Company entered into the Services Agreement with Global Campus whereby the Company will provide certain educational technology and support services, which has an initial term of fifteen years, subject to renewal options and certain early termination provisions. The amounts earned from the Services Agreement are denoted as revenue on the consolidated statements of income (loss). On December 1, 2020, the Company also entered into a transition services agreement with Global Campus whereby the Company will provide certain temporary transition services (the “Transition Services Agreement”), which has a term of three years. The amounts earned from the Transition Services Agreement are denoted as other revenue on the consolidated statements of income (loss). Subsequent to December 1, 2020, revenue is primarily derived from service revenue from our university partners.
Prior to December 1, 2020, the majority of the amounts earned by the Company were from tuition, technology fees, and digital materials related to students whose primary funding source is governmental funding. The amounts earned from these streams is denoted as university-related revenue on the consolidated statements of income (loss). Factors affecting this revenue include (i) the number of students who enroll and remain enrolled in courses, (ii) degree and program mix, (iii) changes in tuition rates and (iv) the amount of scholarships offered. Enrollments are a function of the number of continuing students at the beginning of each period and new enrollments during the period, offset by students who either graduated or withdrew during the period.
Costs and expenses
Technology and academic services costs consist primarily of costs related to ongoing maintenance of educational infrastructure, including online course delivery and management, student records, assessment, customer relations management and other internal administrative systems. This also includes costs to provide support for curriculum and new program development, support for faculty training and development, technical support and assistance with state compliance. This expense category includes salaries, benefits and share-based compensation, information technology costs, curriculum and new program development costs (which are expensed as incurred) and other costs associated with these support services. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of these services.
Counseling services and support costs consist primarily of costs including team-based counseling and other support to prospective and current students as well as financial aid processing. This expense category includes salaries, benefits and share-based compensation, and other costs such as dues, fees and subscriptions and travel costs. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of these services.
Marketing and communication costs consist primarily of lead acquisition, digital communication strategies, brand identity advertising, media planning and strategy, video, data science and analysis, marketing to potential students and other promotional and communication services. This category was primarily from our historical captions of advertising and marketing and promotional. This expense category includes salaries, benefits and share-based compensation for marketing and communication personnel, brand advertising, marketing leads and other promotional and communication expenses. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of these services. Advertising costs are expensed as incurred.
General and administrative costs consist primarily of compensation and benefit costs (including related stock-based compensation) for employees engaged in corporate management, finance, human resources, compliance, and other corporate functions. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of these services.

University-related expenses represent those costs that were transferred to Global Campus in the Sale Transaction and that are no longer incurred by the Company. These costs were previously primarily components of instructional costs and services, with some costs from admissions advisory and marketing and some general and administrative.
Restructuring and impairment expenses are primarily comprised of (i) charges related to the write off and impairment of certain assets, (ii) severance costs related to headcount reductions made in connection with restructuring plans and (iii) estimated lease losses related to facilities vacated or consolidated under restructuring plans.
Loss on transaction amount represents the net assets transferred in the Sale Transaction, as well as other transaction-related expenses and costs to sell.
Factors Affecting Comparability
We believe the following factors have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:
Sale transaction
The results of operations prior to December 1, 2020 are not comparable to those following that date. On December 1, 2020, the Company entered into the Services Agreement with Global Campus whereby the Company will provide certain educational technology and support services. On December 1, 2020, the Company also entered into the Transition Services Agreement with Global Campus whereby the Company will provide certain temporary transition services. Subsequent to December 1, 2020, revenue is primarily derived from service revenue from our university partners.
Seasonality
Our operations are generally subject to seasonal trends. Our university partners generally experience a seasonal increase in new enrollments during the first quarter of each year, subsequent to holiday break, as well as during the third quarter each year, when most other colleges and universities begin their fall semesters. While our university partners enroll students throughout the year, the fourth quarter revenue generally is lower than other quarters due to the holiday break in December, with an increase in the first quarter of each year.
Adoption of new accounting standards
As discussed in Part II, Item 8. Financial Statements, Note 2, “Summary of Significant Accounting Policies - Recent Accounting Pronouncements” we changed our method of accounting for credit losses under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”) in fiscal year 2020 due to the adoption of the new standard. We adopted the new ASU 2016-13 standard using the modified retrospective approach.
Trends and uncertainties regarding continuing operations
Restructuring and impairment charges
We have implemented various restructuring plans to better align our resources with our business strategy and the related charges are recorded in the restructuring and impairment charges line item on our consolidated statements of income (loss). Changes to these estimates could have a material impact on the Company’s consolidated financial statements. For information regarding the restructuring and impairment charges recorded, refer to Note 6, “Restructuring and Impairment Charges” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Valuation allowance
We recognize deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, we evaluate factors including the ability to generate future taxable income from reversing taxable temporary differences, and forecasts of financial and taxable income or loss. The cumulative loss incurred over the three-year period ended December 31, 2020 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. Such objective evidence limited our ability to consider in our evaluation other subjective evidence such as our projections for future growth. On the basis of our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against our deferred tax assets should continue to be maintained as of December 31, 2020.

Critical Accounting Policies and Use of Estimates
Critical accounting policies are those policies that, in management’s view, are most important in the portrayal of our financial condition and results of operations. The footnotes to our annual consolidated financial statements included elsewhere in this report include disclosure of significant accounting policies. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain.
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
Revenue recognition
Revenues are recognized when control of the promised goods or services are transferred, in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services. Determining whether a valid customer contract exists includes an assessment of whether amounts due under the contract are collectible. We perform this assessment at the beginning of every contract and subsequently thereafter if new information indicates there has been a significant change in facts and circumstances.
On December 1, 2020, the Company entered into the Services Agreement with Global Campus, which has an initial term of fifteen years, subject to renewal options and certain early termination provisions. The amounts earned from the Services Agreement are within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”), and are denoted as revenue on the consolidated statements of income (loss). On December 1, 2020, the Company also entered into a the Transition Services Agreement, which has a term of three years. The amounts earned from the Transition Services Agreement are denoted as other revenue on the consolidated statements of income (loss).
The Services Agreement has a single performance obligation, as the promises to provide the identified services are not distinct within the context of these agreements. The single performance obligation constitutes a series of distinct services as the customer benefits as services are provided. Service revenue is recognized over time using the input method cost. The input method provides a faithful depiction of the performance toward complete satisfaction of the performance obligation and can be tied to the direct cost incurred. The service fees received over the term of the agreement are variable in nature in that they are dependent upon the number of students attending the university and revenues generated from those students during the service period. The service fees are subject to certain adjustments, including performance-based adjustments, minimum profit level adjustments, and excess direct cost adjustments. These adjustments are all variable in nature in that they depend upon the Company’s performance during each service period. The Company allocates variable consideration to the distinct increments of service to which it relates, as the variability is directly related to the Company’s effort to satisfy the distinct increments of service provided. This is consistent with the allocation objective in ASC 606. The Company meets the criteria in the standard and exercises the practical expedient to not disclose the aggregate amount of the transaction price allocated to the single performance obligation that is unsatisfied as of the end of the reporting period. The Company does not disclose the value of unsatisfied performance obligations because the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation.
Prior to December 1, 2020, the majority of the amounts earned by the Company were from tuition, technology fees, and digital materials related to students whose primary funding source is governmental funding. The amounts earned from these streams are denoted as university-related revenue on the consolidated statements of income (loss). Tuition represents amounts charged for course instruction, and technology fees represent amounts charged for the students’ use of the technology platform on which course instruction is delivered. Digital materials fees represent amounts charged for the digital textbooks that accompany the majority of courses taught. The majority of tuition and technology fees are recognized as revenue as control of the services is transferred to the student, which occurs over the applicable period of instruction. Similarly, the majority of digital materials fees are recognized as revenue when control of the product has been transferred to the student, which occurs when the student is granted unrestricted access to the digital textbook, generally, on the first day of the course. Revenue generated from students within the conditional admission period is deferred and recognized when the student matriculates into the institution, which occurs in the fourth week of the course.

The contracts with students generally include multiple performance obligations, which we identify by assessing whether each good and service promised in the contract is distinct. For each distinct performance obligation, we allocate the transaction price, including fixed and variable consideration, on the basis of the relative standalone selling prices of each good and service in the contract, which is determined using observable prices.
Online students generally enroll in a program that encompasses a series of five to six-week courses that are taken consecutively over the length of the program. With the exception of those students under conditional admission and students enrolled under the Full Tuition Grant (“FTG”) program, online students are billed on a payment period basis on the first day of a course. Students under conditional admission are billed for the payment period upon matriculation.
If a student’s attendance in a class precedes the receipt of cash from the student’s source of funding, we establish an account receivable and corresponding deferred revenue in the amount of the tuition due for that payment period. Cash received either directly from the student or from the student’s source of funding reduces the balance of accounts receivable due from the student. Financial aid from sources such as the federal government’s Title IV programs pertains to the online student’s award year and is generally divided into two disbursement periods. As such, each disbursement period may contain funding for up to four courses. Financial aid disbursements are typically received during the online student’s attendance in the first or second course. Since the majority of disbursements cover more courses than for which a student is currently enrolled, the amount received in excess effectively represents a prepayment from the online student for up to four courses. At the end of each accounting period, the deferred revenue and related account receivable balances are reduced to present amounts attributable to the current course.
In certain cases, the University provided scholarships to students who qualify under various programs. These scholarships are recognized as direct reductions of revenue consistent with the timing of recognition associated with the related performance obligations. Also, for some customers, we do not expect to collect 100% of the consideration to which we are contractually entitled and, as a result, those customers may receive discounts or price adjustments that, based on historical practice, represent implied price concessions and are accounted for as variable consideration. The majority of these price concessions relate to amounts charged to students for goods and services, which management has determined will not be covered by the student’s primary funding source (generally, government aid) and, as a result, the student will become directly financially responsible for them. The reduction in the transaction price that results from this estimate of variable consideration reflects the amount we do not expect to be entitled to in exchange for the goods and services it will transfer to the students, as determined using historical experience and current factors, and includes performing a constraint analysis. These estimates of variable consideration are recorded as direct reductions of revenue consistent with the timing of recognition associated with the related performance obligation.
A portion of University-related revenue is generated from contracts with students enrolled under the corporate FTG program, which is a 12-month grant that, when combined with a corporate partner’s annual tuition assistance program, enables eligible students to earn their degree without incurring student loan debt. Students enrolled under this program are eligible to take up to ten undergraduate or eight graduate courses per 12-month grant period and must first utilize 100% of the funds awarded under their employer’s annual tuition assistance program before they can be awarded the FTG. The Company uses certain key assumptions to calculate revenue under the FTG program including the average number of courses students are expected to take over the 12-month grant period, the average number of replacement courses students will receive for failed courses, and the estimate for revenues other than tuition and technology fees. The grants awarded under the FTG program are considered a material right, and, as such, the Company records a deferred revenue for a portion of the consideration received under these contracts. The standalone selling price of the material right is determined based on the observable standalone selling price of the courses. The transaction price in each FTG contract is allocated to all courses in the 12-month grant period on a relative standalone selling price basis. The deferred revenue is recognized as university-related revenue at the earlier of satisfaction of the future obligation, when the student drops from the university, or contract termination. There are no material differences between the timing of the products and services transferred and the payment terms.
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

Allowance for credit losses
Accounts receivable are initially recorded at the amount management expects to collect under each customer contract and are adjusted for an allowance for credit losses at each reporting period, as deemed necessary. The Company determines its allowance for credit losses using a loss-rate method combined with an aging schedule approach, which is appropriate given the short-term nature of a substantial majority of the Company’s receivables and as collections vary significantly based upon a receivable’s aging bucket. The Company calculates historical loss rates for receivables on the basis of the different risk profiles and historical loss-rate experience with each type of customer. Additionally, the Company monitors macroeconomic activity as well as other current conditions and their potential impact on collections to ensure the historical experience remains in line with current conditions and future short-term expectations.
The allowance for credit losses is recorded in the consolidated statements of income (loss). The Company writes off accounts receivable when the student account is deemed uncollectible, which typically occurs when the Company has exhausted all collection efforts.
Goodwill and intangible assets
We test goodwill and indefinite-lived intangible assets for impairment, testing annually in the third quarter of each fiscal year, or more frequently if events and circumstances warrant. Under ASC 350, Intangibles - Goodwill and Other, to evaluate the impairment of goodwill, we first assess qualitative factors, such as deterioration in general economic conditions or negative company financial performance, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. To evaluate the impairment of the indefinite-lived intangible assets, we assess the fair value of the assets to determine whether they were greater or less than the carrying values. Determining the fair value of indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions are inherently uncertain and may include such items as growth rates used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and a determination of appropriate market comparables.
We have three distinct reporting units including (i) Zovio, (ii) Fullstack and (iii) TutorMe. During the third quarter of 2020, our qualitative assessment of goodwill and indefinite-lived intangible assets noted no impairment indicators in any of the reporting units. Additionally, during the third quarter of 2020, our quantitative assessment of goodwill and indefinite-lived intangible assets noted no impairment indicators in the Fullstack reporting unit, and noted a material amount of fair value in excess of the carrying amount at that time.
Our assessment of goodwill and indefinite-lived intangible assets during the fourth quarter of 2020 resulted in no impairment of its indefinite-lived intangibles. We also have definite-lived intangible assets, which primarily consist of purchased intangibles and capitalized curriculum development costs. The definite-lived intangible assets are recognized at cost less accumulated amortization. Amortization is computed using the straight-line method based on estimated useful lives of the related assets
Impairment of long-lived assets
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
During 2020, our qualitative assessments of long-lived assets under ASC 360, Property and Equipment, did not note any impairment indicators. As such, no impairment in long-lived assets is deemed necessary as of December 31, 2020.
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
Results of Operations
On December 1, 2020, the Company and AU LLC finalized the Purchase Agreement, by and among the Company, AU LLC, the University of Arizona, and Global Campus. Accordingly, the results of operations discussed herein reflect both the Company’s operations prior to December 1, 2020, which was made up primarily of the operations of the University, as well as the Company’s operations commencing on December 1, 2020 as an education technology service provider. For additional information regarding the resulting reclassification, see Note 3, “Financial Statement Reclassification” to our annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The following table sets forth our consolidated statements of income (loss) data as a percentage of revenue for each of the periods indicated:

	Year Ended December 31,
	2020	2019
Total revenue and other revenue	100.0%	100.0%
Costs and expenses:
Technology and academic services	18.7%	17.5%
Counseling services and support	24.4%	26.4%
Marketing and communication	23.1%	23.0%
General and administrative	12.0%	13.6%
University-related expense	22.4%	27.9%
Restructuring and impairment charges	1.2%	5.1%
Loss on transaction	13.8%	—
Total costs and expenses	115.6%	113.5%
Operating loss	(15.6)%	(13.5)%
Other income (loss), net	—%	0.2%
Loss before income taxes	(15.6)%	(13.3)%
Income tax benefit	(3.3)%	(0.2)%
Net loss	(12.3)%	(13.1)%
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Total revenue and other revenue. Our total revenue and other revenue for the year ended December 31, 2020 and 2019, was $397.1 million and $417.8 million, respectively, representing a decrease of $20.7 million, or 4.9%. For the year ended December 31, 2020 and 2019, University Partners segment revenue was $376.2 million and $407.6 million, respectively, representing a decrease of 7.7%, and the Zovio Growth segment revenue was $20.9 million and $10.2 million, respectively, representing an increase of 104.9%.
The decrease in revenue in the University Partners segment of $31.4 million between periods was primarily due to the decrease in University-related revenue of $51.3 million, or 7.8%, as compared to the prior year. This decrease was due to a decrease of 7.1% in average weekly enrollment from 37,378 students for the year ended December 31, 2019 to 34,722 students for the year ended December 31, 2020. Partially offsetting the decrease in the University Partners segment was a $19.2 million increase of service revenue due to the Services Agreement entered into on December 1, 2020, as well as an increase in other revenue generated from Transition Services Agreement of approximately $1.0 million.
The increase in revenue in the Zovio Growth segment between periods was primarily due to the growth experienced this year within our subsidiaries, Fullstack Academy and TutorMe.com.
Technology and academic services. Our technology and academic services for the year ended December 31, 2020 and 2019, were $74.4 million and $73.3 million, respectively, representing an increase of $1.1 million, or 1.5%. Specific increases between periods primarily include consulting and outside services of $1.9 million, employee costs of $1.6 million, license fees of $1.5 million, amortization of intangible assets of $0.8 million, and bad debt expense of $0.6 million. These increases were partially offset by decreases in other technology and academic services expenses of $4.4 million and facility costs of $0.9 million. Our technology and academic services, as a percentage of revenue, for the year ended December 31, 2020 and 2019, were 18.7% and 17.5%, respectively, representing an increase of 1.2%. This increase primarily included increases in employee costs of 0.8%, consulting and outside services of 0.6%, and license fees of 0.4%. These increases were partially offset by a decrease in other technology and academic services expenses of 1.0%. As a percentage of revenue, bad debt expense decreased to 3.6% for the year ended December 31, 2020, compared to 3.9% for the year ended December 31, 2019.
Counseling services and support. Our counseling services and support expenses for the year ended December 31, 2020 and 2019, were $97.0 million and $110.3 million, respectively, representing a decrease of $13.3 million, or 12.0%. Specific factors contributing to the overall decrease between periods were primarily due to decreases in employee costs of $5.6 million, facility costs of $4.2 million, other counseling services and support expenses of $2.5 million, human resource costs of $0.8 million, and professional fees of $0.6 million. The overall decrease was partially offset by an increase in depreciation of $0.8 million. Our counseling services and support expenses, as a percentage of revenue, for the year ended December 31, 2020 and 2019, were 24.4% and 26.4%, respectively, representing a decrease of 2.0%. This decrease primarily included decreases in facility costs of 0.9%, other counseling services and support expenses of 0.6%, employee costs of 0.4%.
Marketing and communication. Our marketing and communication expenses for the year ended December 31, 2020 and 2019, were $91.6 million and $96.0 million, respectively, representing a decrease of $4.4 million, or 4.6%. Specific factors contributing to the overall decrease between periods were primarily due to decreases in advertising of $3.7 million, consulting and outside services of $0.8 million and other marketing and communication expenses of $0.4 million. The overall decrease was partially offset by an increase in employee costs of $0.7 million. Our marketing and communication expenses, as a percentage of revenue, for the year ended December 31, 2020 and 2019, were 23.1% and 23.0%, respectively, representing an increase of 0.1%. This increase primarily included an increase in employee costs of 0.3%.
General and administrative. Our general and administrative expenses for the year ended December 31, 2020 and 2019, were $47.4 million and $56.8 million, respectively, representing a decrease of $9.5 million, or 16.7%. The decrease between periods was primarily due to decreases in other general and administrative expenses of $8.1 million (including equity award mix and acquisition stock compensation), legal fees of $3.5 million, employee costs of $3.2 million, and consulting and outside services of $0.6 million. These decreases were partially offset by increases in insurance of $0.7 million, human resource costs of $2.0 million, and professional fees of $3.5 million. Our general and administrative expenses, as a percentage of revenue, for the year ended December 31, 2020 and 2019, were 12.0% and 13.6%, respectively, representing a decrease of 1.6%. This decrease is mainly due to decreases in other general and administrative expenses of 1.8%, legal fees of 0.8% and consulting and outside services of 0.5%, partially offset by increases in professional fees of 0.9% and human resource costs of 0.4%.
University-related expense. Our University-related expenses for the year ended December 31, 2020 and 2019, were $89.0 million and $116.5 million, respectively, representing a decrease of $27.5 million, or 23.6%. The University-related expenses represent those costs that were transferred to Global Campus in the Sale Transaction and that are no longer incurred by the Company.
Restructuring and impairment charges. Our restructuring and impairment charges for the year ended December 31, 2020 were $4.8 million, as compared to $21.5 million for the year ended December 31, 2019, representing a decrease of $16.6 million. The charges for the year ended December 31, 2020 were comprised primarily of $3.0 million relating to severance costs for wages and benefits resulting from a reduction in force.
Loss on transaction. The loss on transaction amount of $54.8 million represents the net assets transferred in the Sale Transaction, as well as other transaction-related expenses and costs to sell.
Other income (loss), net. The other loss, net, for the year ended December 31, 2020 was $0.1 million, as compared to other income, net, of $1.0 million for the year ended December 31, 2019. The results for the year ended December 31, 2020 were primarily a result of decreased interest income due to changes in the levels of average cash and cash equivalents and investment balances.
Income tax benefit. Income tax benefit for the year ended December 31, 2020 was $13.1 million as compared to income tax benefit of $0.8 million for the year ended December 31, 2019, or an increase of $12.3 million in income tax benefit. Income tax benefit was recognized at effective tax rates of 21.1% and 1.4% for the years ended December 31, 2020 and 2019, respectively. The income tax benefit at December 31, 2020 is mainly attributable to tax refunds and interest related to the CARES Act and IRS audit examination, whereas the income tax benefit at December 31, 2019 is primarily attributable to a tax benefit of $2.3 million as a result of a release of valuation allowance associated with the acquisitions of Fullstack and TutorMe, offset by $1.4 million of unrecognized income tax benefit mainly related to the IRS audit examination.

Net loss. Our net loss for the year ended December 31, 2020 was $49.0 million compared to net loss of $54.8 million for the year ended December 31, 2019, a $5.9 million increase in net income as a result of the factors discussed above.
Segment Operating Results
Segment profitability represents net income (loss), before net interest income (expense), taxes, depreciation and amortization expense (“EBITDA”).
University Partners Segment profitability for the year ended December 31, 2020 was a loss of $41.2 million, or 10.9% of revenue, compared to a loss of $30.3 million, or 7.4% of revenue, for the year ended December 31, 2019. This represents a $10.9 million decrease in profitability which was primarily due to the decrease in revenue as well as the loss on sale transaction being accounted for in this segment.
Zovio Growth Segment profitability for the year ended December 31, 2020 was a loss of $9.3 million, or 44.6% of revenue, compared to a loss of $15.9 million, or 156.2% of revenue, for the year ended December 31, 2019. This represents a $6.6 million increase in profitability, which was primarily driven by the demand seen within the Fullstack and TutorMe businesses in 2020.
Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the years ended December 31, 2020 and 2019 through cash on hand. Our cash and cash equivalents at December 31, 2020 and 2019, were $35.5 million and $69.3 million, respectively, which can be used for operating activities or capital expenditures. Additionally, at December 31, 2020 and 2019, we had restricted cash of $20.0 million and $23.3 million, respectively, as well as investments of $1.5 million and $2.5 million, respectively. With the funds available to us as of December 31, 2020, we believe that these resources will be sufficient to fund operations for a reasonable time period greater than 12 months.
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
Stock repurchase programs
The board may authorize us to repurchase outstanding shares of its common stock from time to time in the open market through block trades or otherwise depending on market conditions and other considerations, pursuant to the applicable rules of the SEC. The Company’s policy is to retain these repurchased shares as treasury shares and not to retire them. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. The timing and extent of any repurchases will depend upon market conditions, the trading price of our shares and other factors, and subject to the restrictions relating to volume, price and timing under applicable law. We may commence or suspend share repurchases at any time or from time to time.
Available borrowing facilities
As of December 31, 2020, the Company has a notes payable valued at $3.0 million, including accrued interest. The counterparty advanced funds to the Company for certain program development costs, which the Company is obligated to repay out of future revenues from the developed program. The Company recognized these advances as a debt obligation, and expects to begin repayments from future program revenues four years from the contract start date.
The Company had issued letters of credit that are collateralized with cash in the aggregate amount of $18.9 million, which is included as restricted cash as of December 31, 2020.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. As of December 31, 2020, the surety had issued bonds under the facility totaling $6.2 million on the Company’s behalf.
Title IV and other governmental funding
In the year ended December 31, 2020, Global Campus (previously the University) derived the substantial majority of its respective cash revenues from students who enroll and are eligible for various federal student financial assistance programs authorized under Title IV of the Higher Education Act. An institution is subject to significant regulatory scrutiny as a result of numerous standards that must be satisfied in order to participate in Title IV programs. The balance of revenues derived by Global Campus is from government tuition assistance programs for military personnel, including veterans, payments made in cash by individuals, reimbursement from corporate partnerships and private loans from third parties.
Operating activities
Net cash provided by operating activities was $25.3 million for 2020, whereas the cash used in operating activities was $46.1 million for 2019. Regarding the change in the net cash provided by operating activities of $71.4 million from 2019 to 2020, the net loss in 2020 excluding the loss on transaction, would have been net income of $3.0 million, as compared to a net loss of $54.8 million in 2019. The loss on transaction is not an operating activity, rather is classified as an investing activity. As such, the primary drivers of the increased net cash provided by operations was the improved 2020 versus 2019 operating results, after adjustment of the 2020 loss on transaction which is classified as an investing activity, and net changes in operating assets and liabilities. These year over year changes include the change in deferred revenue of $12.8 million, change in operating lease liabilities of $12.2 million, and a change of $6.5 million in prepaid and other current assets, partially offset by a change in accounts payable and accrued liabilities of $6.9 million. We expect to generate cash from our operating activities in the foreseeable future.
Investing activities
Net cash used in investing activities was $64.7 million and $51.4 million for 2020 and 2019, respectively. During 2020, cash of $62.3 million was transferred in the Sale Transaction, which did not occur in the prior year. During 2020, we did not make any acquisitions, whereas in 2019, we used $19.5 million of net cash paid for acquisitions. During 2020, we purchased $0.7 million of investments and had $0.3 million of capitalized costs for intangible assets, partially offset by $1.8 million sales of investments. In 2019, we had purchases of investments of $0.1 million, and had $0.8 million of capitalized costs for intangible assets. There were no sales of investments in 2019.
Capital expenditures were $3.2 million and $31.0 million for 2020 and 2019, respectively, with the majority during fiscal year 2019 mainly attributable to the corporate headquarters in Chandler, Arizona. For the year ending December 31, 2021, we expect our capital expenditures to be approximately $4.1 million, primarily in the areas of computer and software upgrades, as well as leasehold improvements.
Financing activities
Net cash provided by financing activities was $2.3 million for 2020, whereas net cash used in financing activities was $0.6 million for 2019. During 2020, net cash provided by financing activities was primarily due to borrowings from notes payable of $2.7 million, partially offset by cash used for tax withholdings related to vesting of restricted stock awards of $0.5 million. During 2019, net cash used in financing activities was primarily due to cash used for the tax withholdings related to vesting of restricted stock awards of $0.8 million, partially offset by cash provided by proceeds from the issuance of stock under our employee stock purchase plan of $0.2 million.
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

Off-Balance Sheet Arrangements and Significant Contractual Obligations
We have entered into a surety bond facility with an insurance company to provide for any surety bonds in certain states where we do business. As of December 31, 2020, the surety had issued bonds totaling $6.2 million on our behalf under such facility.
The following table sets forth, as of December 31, 2020, certain significant cash and contractual obligations that will affect our future liquidity:

	Payments Due by Period
	Total	2021	2022	2023	2024	2025	Thereafter
	(In thousands)
Operating lease obligations	$41,610	$8,745	$5,299	$3,805	$3,538	$3,077	$17,146
Other contractual obligations	23,823	13,165	6,314	4,322	22	—	—
Uncertain tax positions	28	—	28	—	—	—	—
Total	$65,461	$21,910	$11,641	$8,127	$3,560	$3,077	$17,146

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of December 31, 2020, the Company has a notes payable valued at $3.0 million, including accrued interest.
Our future investment income may fall short of expectations due to changes in interest rates. At December 31, 2020, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ZOVIO INC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Zovio Inc:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Zovio Inc and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income (loss), stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue and Deferred Revenue – Full Tuition Grant Program—Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
Prior to the sale of Ashford on December 1, 2020, a portion of the Company’s revenue was generated from students enrolled under the corporate Full Tuition Grant (“FTG”) Program. Students enrolled under the FTG program were eligible to take up to ten undergraduate or eight graduate courses per 12-month grant period, but first utilized 100% of the funds awarded under their employer’s annual tuition assistance program before they could be awarded the FTG. The full tuition grants awarded under the FTG program were considered a material right, and, as such, the Company recorded deferred revenue for a portion of the consideration received under these contracts. Such deferred revenue was recognized as revenue at the earlier of satisfaction of the future obligation, when the student dropped from the university or contract termination. The Company used certain key assumptions to calculate revenue and deferred revenue under the FTG program including the average number of courses students were expected to take over the 12-month grant period, the average number of replacement courses students received for failed courses, and the estimate for revenues other than tuition and technology fees (collectively, the “Key Assumptions”). For the year ended December 31, 2020, the Company’s net revenue was $397.1 million, of which $50.8 million related to the FTG Program.
Given the complexity of the Company’s calculation of deferred revenue under the FTG program and the significance of the Key Assumptions, auditing revenue and deferred revenue attributable to the FTG program required both extensive audit effort and a high degree of auditor judgment, including the need to involve professionals in our firm having expertise in data analytics.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to auditing revenue and deferred revenue attributable to the FTG program included the following:
•We tested the operating effectiveness of internal controls over the Company’s process, including those over the Key Assumptions used in the calculation.
•We selected sample student contracts for testing and performed the following procedures:
- Agreed the student’s contract terms and the student’s transactional activities to underlying supporting documents.
- Calculated the full tuition grant, accounts receivable, deferred revenue and student deposits for each selection and then compared with management’s calculation.
•With the assistance of data analytics specialists, we tested the mathematical accuracy of management’s calculations.
•We evaluated the appropriateness and consistency of the Key Assumptions used by management, by comparing them to actual historical data, reading documentation from quarterly operations meetings, inquiring of operations personnel, reading FTG agreements for changes in key terms, and evaluating any contradictory evidence identified.
•We obtained and read meeting minutes for all Audit Committee meetings and Disclosure Committee meetings to identify any significant events discussed that would impact the assumptions used by management.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 24, 2021
We have served as the Company’s auditor since 2016.

ZOVIO INC
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$35,462	$69,280
Restricted cash	20,035	23,257
Investments	1,515	2,502
Accounts receivable, net of allowance for credit losses of $1.2 million and $13.7 million at December 31, 2020 and December 31, 2019, respectively	7,204	34,951
Prepaid expenses and other current assets	12,617	20,524
Total current assets	76,833	150,514
Property and equipment, net	30,575	34,294
Operating lease assets	20,114	18,615
Goodwill and intangibles, net	31,785	44,419
Other long-term assets	1,999	2,296
Total assets	$161,306	$250,138
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$62,693	$68,160
Deferred revenue and student deposits	8,090	55,284
Total current liabilities	70,783	123,444
Rent liability	24,125	22,409
Other long-term liabilities	7,181	5,347
Total liabilities	102,089	151,200
Commitments and contingencies (see Note 21)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 66,454 and 65,695 issued, and 32,267 and 30,327 outstanding, at December 31, 2020 and 2019, respectively	668	660
Additional paid-in capital	179,489	192,413
Retained earnings	326,319	375,180
Treasury stock, 34,187 and 35,368 shares at cost at December 31, 2020 and 2019, respectively	(447,259)	(469,315)
Total stockholders' equity	59,217	98,938
Total liabilities and stockholders' equity	$161,306	$250,138
The accompanying notes are an integral part of these consolidated financial statements.

ZOVIO INC
Consolidated Statements of Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019
Revenue	$40,053	$10,455
University-related revenue	356,084	407,340
Other revenue	984	—
Revenue and other revenue	397,121	417,795
Costs and expenses(1):
Technology and academic services	74,412	73,342
Counseling services and support	96,996	110,256
Marketing and communication	91,620	96,001
General and administrative	47,352	56,840
University-related expenses	89,001	116,488
Restructuring and impairment charges	4,843	21,465
Loss on transaction	54,797	—
Total costs and expenses	459,021	474,392
Operating loss	(61,900)	(56,597)
Other income (loss), net	(120)	1,015
Loss before income taxes	(62,020)	(55,582)
Income tax benefit	(13,068)	(770)
Net loss	$(48,952)	$(54,812)

Loss per share:
Basic	$(1.53)	$(1.86)
Diluted	$(1.53)	$(1.86)
Weighted average number of common shares outstanding used in computing loss per share:
Basic	31,959	29,492
Diluted	31,959	29,492
The accompanying notes are an integral part of these consolidated financial statements.

(1) For additional information on reclassification of historical costs and expenses, see Note 3, “Financial Statement Reclassifications.”

ZOVIO INC
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2018	65,289	$653	$205,157	$429,992	$(508,188)	$127,614
Stock-based compensation	—	—	12,340	—	—	12,340
Exercise of stock options	6	1	59	—	—	60
Stock issued under employee stock purchase plan	78	1	191	—	—	192
Stock issued under stock incentive plan, net of shares held for taxes	322	2	(821)	—	—	(819)
Issuance of shares in acquisition	—	3	(24,513)	—	38,873	14,363
Net loss	—	—	—	(54,812)	—	(54,812)
Balance at December 31, 2019	65,695	660	192,413	375,180	(469,315)	98,938
Adoption of accounting standards (Note 2)	—	—	—	91	—	91
Stock-based compensation	—	—	8,291	—	—	8,291
Exercise of stock options	22	1	7	—	—	8
Stock issued under employee stock purchase plan	89	1	208	—	—	209
Stock issued under stock incentive plan, net of shares held for taxes	648	6	(513)	—	—	(507)
Contingent consideration	—	—	1,245	—	—	1,245
Issuance of shares in acquisition	—	—	(22,162)	—	22,162	—
Repurchase of common stock	—	—	—	—	(106)	(106)
Net loss	—	—	—	(48,952)	—	(48,952)
Balance at December 31, 2020	66,454	$668	$179,489	$326,319	$(447,259)	$59,217
The accompanying notes are an integral part of these consolidated financial statements.

ZOVIO INC
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(48,952)	$(54,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	14,256	16,252
Depreciation and amortization	11,403	10,229
Deferred income taxes	119	(36)
Stock-based compensation	8,291	12,340
Noncash lease expense	10,644	19,261
Net loss (gain) on marketable securities	(111)	(308)
Reassessment of lease charges	—	558
Loss on disposal or impairment	38	878
Loss on transaction	51,952	—
Changes in operating assets and liabilities:
Accounts receivable	(17,666)	(18,537)
Prepaid expenses and other current assets	10,339	3,874
Other long-term assets	(1,241)	(7)
Accounts payable and accrued liabilities	(4,978)	1,939
Deferred revenue and student deposits	1,706	(11,099)
Operating lease liabilities	(10,751)	(22,967)
Other liabilities	277	(3,651)
Net cash provided by (used in) operating activities	25,326	(46,086)
Cash flows from investing activities
Capital expenditures	(3,153)	(31,029)
Purchases of investments	(720)	(126)
Cash transferred in connection with disposition	(62,325)	—
Capitalized costs for intangible assets	(272)	(750)
Cash paid for acquisitions, net of cash acquired	—	(19,489)
Sales of investments	1,818	—
Net cash used in investing activities	(64,652)	(51,394)
Cash flows from financing activities
Proceeds from exercise of stock options	8	60
Proceeds from the issuance of stock under employee stock purchase plan	209	192
Borrowings from notes payable	2,682	—
Tax withholding on issuance of stock awards	(507)	(819)
Repurchase of common stock	(106)	—
Net cash provided by (used in) financing activities	2,286	(567)
Net decrease in cash, cash equivalents and restricted cash	(37,040)	(98,047)
Cash, cash equivalents and restricted cash at beginning of period	92,537	190,584
Cash, cash equivalents and restricted cash at end of period	$55,497	$92,537

Supplemental disclosure of cash flow information:
Cash paid for interest	$112	$106
Cash received for income taxes, net	$(12,907)	$(1,468)

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$68	$721
Issuance of common stock for vested restricted stock units	$1,687	$2,679
Consideration for acquisition in accounts payable and accrued liabilities	$—	$441
Issuance of common stock for acquisitions	$—	$14,363
The accompanying notes are an integral part of these consolidated financial statements.

ZOVIO INC
Notes to Annual Consolidated Financial Statements
1. Nature of Business
Zovio Inc (the “Company”), formerly known as Bridgepoint Education, Inc., is a Delaware corporation, and is an education technology services company that partners with higher education institutions and employers to deliver innovative, personalized solutions to help learners and leaders achieve their aspirations. One of its previously-owned subsidiaries, Ashford University® (“Ashford” or the “University”), is a regionally accredited academic institution, which delivers programs online.
On December 1, 2020, the Company and AU LLC finalized a definitive Asset Purchase and Sale Agreement (the “Purchase Agreement”), by and among the Company, AU LLC, the Arizona Board of Regents, a body corporate, for and on behalf of the University of Arizona (the “University of Arizona”), and the University of Arizona Global Campus, a newly formed Arizona nonprofit corporation (“Global Campus”). Upon the closing of the Purchase Agreement (the “Sale Transaction”), the Company and Ashford transferred to Global Campus the tangible and intangible academic and related operations and assets comprising the University to Global Campus for consideration of $1.00. The resulting loss on transaction is recorded in the consolidated statements of income (loss). For additional information on the loss calculation, see Note 2, “Summary of Significant Accounting Policies - Loss on Transaction” below.
Following the closing of the transaction of the Purchase Agreement (the “Sale Transaction”), Global Campus owns and operates the University in affiliation with the University of Arizona and with a focus on expanding access to education for non-traditional adult learners, and the Company will provide services to Global Campus under a long-term Strategic Services Agreement (the “Services Agreement”). The services that the Company provides to Global Campus under that Services Agreement include recruiting, admissions, marketing, student finance, financial aid processing, and financial aid advising, program advising, student retention advising, support services for academics, information technology and institutional support.
On April 1, 2019, the Company acquired Fullstack Academy, Inc, (“Fullstack”) and on April 3, 2019, the Company acquired TutorMe.com, Inc. (“TutorMe”), which became wholly-owned subsidiaries of the Company. The operating results of Fullstack and TutorMe subsequent to the acquisition dates have been included in the Company’s consolidated results of operations.
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
Comprehensive Income (Loss)
The Company has no components of other comprehensive income (loss), and therefore, comprehensive loss equals net loss.
Cash Equivalents and Restricted Cash
Cash and cash equivalents is comprised of cash and other short-term highly liquid investments that are readily convertible into known amounts of cash. The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.
The Company’s restricted cash is primarily held in money market accounts, and is excluded from cash and cash equivalents on the Company’s consolidated balance sheets. Restricted cash represents amounts held as collateral for letters of credit. Additionally, as of December 31, 2019, a portion of the restricted cash represents funds held for students from Title IV financial aid programs that result in credit balances on a student’s account or funds held for students to be refunded.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows.

	As of December 31,
	2020	2019
Cash and cash equivalents	$35,462	$69,280
Restricted cash, current	20,035	23,257
Total cash, cash equivalents and restricted cash	$55,497	$92,537
Investments
The Company has historically held investments that consisted of mutual funds, corporate notes and bonds, and certificates of deposit. As of December 31, 2020, the Company held investments solely in mutual funds. The Company’s investments are denominated in U.S. dollars, are investment grade and are readily marketable. The Company considers as current assets those investments which will mature or are likely to be sold in less than one year.
The Company classifies its investments as either trading, available-for-sale or held-to-maturity. Trading securities are those bought and held principally to sell in the short-term, with gains or losses from changes in fair value flowing through current earnings. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of comprehensive income (loss) and stockholders’ equity. Held-to-maturity securities would be carried at amortized cost. Amortization of premiums, accretion of discounts, interest, and realized gains and losses are included in other income (loss), net in the consolidated statements of income (loss).
The Company regularly monitors and evaluates the realizable value of its investments. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company would record a charge to other income (loss), net in the consolidated statements of income (loss).
Deferred Compensation
The Company has a deferred compensation plan, into which eligible participants can defer a maximum of 80% of their regular compensation and a maximum of 100% of their incentive compensation. The amounts deferred by the participant under this plan are credited with earnings or losses based upon changes in values of participant elected notional investments. Each participant is fully vested in the participant amounts deferred. The Company may make contributions that will generally vest according to a four-year vesting schedule. After four years of service, participants become fully vested in the employer contributions upon reaching normal retirement age, death, disability or a change in control. The Company’s obligations under the deferred compensation plan totaled $1.4 million and $1.8 million as of December 31, 2020 and 2019, respectively, and are included in other long-term liabilities in the consolidated balance sheets. The Company’s assets relating to the deferred compensation plan totaled $1.5 million and $2.5 million as of December 31, 2020 and 2019, respectively, and are included in investments in the consolidated balance sheets.
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
Accounts Receivable and Allowance for Credit Losses
As of December 31, 2020, accounts receivable represents the amount management expects to collect under each customer contract and is primarily related to the Company’s subsidiaries, Fullstack and TutorMe. Prior to December 1, 2020, accounts receivable primarily represented the Company’s unconditional right to consideration arising from the transfer of tuition, digital materials, and technology and other fees under contracts with customers. Students generally fund their education costs through grants and/or loans under various Title IV programs, tuition assistance from military and corporate employers, and/or personal funds. With the exception of students enrolled under the Full Tuition Grant (“FTG”) program, payments were due on the respective course start date and are generally considered delinquent 120 days after that date. The Company calculated separate

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
historical loss rates for receivables under the FTG program and receivables from all other customers, on the basis of the different risk profiles and historical loss-rate experience with each type of customer.
The Company adjusts its accounts receivable for an allowance for credit losses at each reporting period, as deemed necessary. The Company determines its allowance for credit losses using a loss-rate method combined with an aging schedule approach, which is appropriate given the short-term nature of a substantial majority of the Company’s receivables and as collections vary significantly based upon a receivable’s aging bucket. The Company calculates historical loss rates for receivables on the basis of the different risk profiles and historical loss-rate experience with each type of customer. Additionally, the Company monitors macroeconomic activity as well as other current conditions and their potential impact on collections to ensure the historical experience remains in line with current conditions and future short-term expectations.
The allowance for credit losses is recorded within technology and academic services in the consolidated statements of income (loss). The Company writes off accounts receivable when the student account is deemed uncollectible, which typically occurs when the Company has exhausted all collection efforts.
Property and Equipment
Property and equipment are recognized at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the related assets as follows:

Furniture and office equipment	3 - 7 years
Software	3 - 5 years
Vehicles	5 years
Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation is removed and a gain or loss is recorded within the general and administrative expense in the consolidated statements of income (loss). Repairs and maintenance costs are expensed in the period incurred.
Leases
In accordance with Accounting Standard Update (“ASU”) 2016-02, Leases (ASC 842) (“ASC 842”), leases are evaluated and classified as either operating or finance leases. The Company does not have any finance leases. The Company’s operating leases are included in operating lease assets, accounts payable and accrued liabilities, and rent liability on the consolidated balance sheets. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on information available at the date of adoption or lease commencement or modification date, as applicable, in calculating the present value of its lease payments. The incremental borrowing rate is determined using the U.S. Treasury rate adjusted to account for the Company’s credit rating and the collateralized nature of operating leases. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line method over the term of the lease.
Impairment of Long-Lived Assets
The Company assesses potential impairment to its long-lived assets under ASC 360, Property and Equipment. The Company makes this assessment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded if the carrying amount of the long-lived asset is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds fair value and is recorded as a reduction in the carrying value of the related asset and an expense to operating results. The Company’s qualitative assessment indicated that no impairment in the Company’s long-lived assets is deemed necessary as of December 31, 2020.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
Goodwill and Indefinite-Lived Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment, testing annually in the third quarter of each fiscal year, or more frequently if events and circumstances warrant. Under ASC 350, Intangibles - Goodwill and Other, to evaluate the impairment of goodwill, the Company first assesses qualitative factors, such as deterioration in general economic conditions or negative company financial performance, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. To evaluate the impairment of the indefinite-lived intangible assets, the Company assesses the fair value of the assets to determine whether they were greater or less than the carrying values. Determining the fair value of indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions are inherently uncertain and may include such items as growth rates used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and a determination of appropriate market comparables.
The Company has three distinct reporting units including (i) Zovio, (ii) Fullstack and (iii) TutorMe. During the third quarter of 2020, the Company’s qualitative assessment of goodwill and indefinite-lived intangible assets noted no impairment indicators in any of the reporting units. Additionally, during the third quarter of 2020, our quantitative assessment of goodwill and indefinite-lived intangible assets noted no impairment indicators in the Fullstack reporting unit, and noted a material amount of fair value in excess of the carrying amount at that time.
The Company’s assessment of goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal 2020 resulted in no impairment of its indefinite-lived intangibles. The Company also has definite-lived intangible assets, which primarily consist of purchased intangibles and capitalized curriculum development costs. The definite-lived intangible assets are recognized at cost less accumulated amortization. Amortization is computed using the straight-line method based on estimated useful lives of the related assets.
Notes Payable
The fair value of the Company’s outstanding notes payable is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates. The Company entered into a contract whereby its counterparty advanced funds to the Company for certain program development costs, which the Company is obligated to repay out of future revenues from the developed program. The Company recognized these advances as a debt obligation, and expects to begin repayments from future program revenues four years from the contract start date.
Revenue, Other Revenue and Deferred Revenue
Revenues are recognized when control of the promised goods or services are transferred, in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods or services. Determining whether a valid customer contract exists includes an assessment of whether amounts due under the contract are collectible. The Company performs this assessment at the beginning of every contract and subsequently thereafter if new information indicates there has been a significant change in facts and circumstances.
On December 1, 2020, the Company entered into the Services Agreement with Global Campus whereby the Company will provide certain educational technology and support services, which has an initial term of fifteen years, subject to renewal options and certain early termination provisions. The amounts earned from the Services Agreement are within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”), are denoted as revenue on the consolidated statements of income (loss). On December 1, 2020, the Company also entered into a transition services agreement with Global Campus whereby the Company will provide certain temporary transition services (the “Transition Services Agreement”), which has a term of three years. The amounts earned from the Transition Services Agreement are denoted as other revenue on the consolidated statements of income (loss).
The Services Agreement has a single performance obligation, as the promises to provide the identified services are not distinct within the context of these agreements. The single performance obligation constitutes a series of distinct services as the customer benefits as services are provided. Service revenue is recognized over time using the input method cost. The input method provides a faithful depiction of the performance toward complete satisfaction of the performance obligation and can be tied to the direct cost incurred. The service fees received over the term of the agreement are variable in nature in that they are dependent upon the number of students attending the university and revenues generated from those students during the service period. The service fees are subject to certain adjustments, including performance-based adjustments, minimum profit level

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
adjustments, and excess direct cost adjustments. These adjustments are all variable in nature in that they depend upon the Company’s performance during each service period. The Company allocates variable consideration to the distinct increments of service to which it relates, as the variability is directly related to the Company’s effort to satisfy the distinct increments of service provided. This is consistent with the allocation objective in ASC 606. The Company meets the criteria in the standard and exercises the practical expedient to not disclose the aggregate amount of the transaction price allocated to the single performance obligation that is unsatisfied as of the end of the reporting period. The Company does not disclose the value of unsatisfied performance obligations because the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation.
Prior to December 1, 2020, the majority of the amounts earned by the Company were from tuition, technology fees, and digital materials related to students whose primary funding source is governmental funding. The amounts earned from these streams are denoted as university-related revenue on the consolidated statements of income (loss). Tuition represents amounts charged for course instruction, and technology fees represent amounts charged for the students’ use of the technology platform on which course instruction is delivered. Digital materials fees represent amounts charged for the digital textbooks that accompany the majority of courses taught at the Company’s institution. The majority of tuition and technology fees are recognized as revenue as control of the services is transferred to the student, which occurs over the applicable period of instruction. Similarly, the majority of digital materials fees are recognized as revenue when control of the product has been transferred to the student, which occurs when the student is granted unrestricted access to the digital textbook, generally, on the first day of the course. Revenue generated from students within the conditional admission period is deferred and recognized when the student matriculates into the institution, which occurs in the fourth week of the course.
The Company’s contracts with students generally include multiple performance obligations, which it identifies by assessing whether each good and service promised in the contract is distinct. For each distinct performance obligation, the Company allocates the transaction price, including fixed and variable consideration, on the basis of the relative standalone selling prices of each good and service in the contract, which is determined using observable prices.
The Company’s institutions’ online students generally enroll in a program that encompasses a series of five to six-week courses that are taken consecutively over the length of the program. With the exception of those students under conditional admission and students enrolled under the Corporate Full Tuition Grant (“FTG”) program, online students are billed on a payment period basis on the first day of a course. Students under conditional admission are billed for the payment period upon matriculation.
If a student’s attendance in a class precedes the receipt of cash from the student’s source of funding, the Company establishes an account receivable and corresponding deferred revenue in the amount of the tuition due for that payment period. Cash received either directly from the student or from the student’s source of funding reduces the balance of accounts receivable due from the student. Financial aid from sources such as the federal government’s Title IV programs pertains to the online student’s award year and is generally divided into two disbursement periods. As such, each disbursement period may contain funding for up to four courses. Financial aid disbursements are typically received during the online student’s attendance in the first or second course. Since the majority of disbursements cover more courses than for which a student is currently enrolled, the amount received in excess effectively represents a prepayment from the online student for up to four courses. At the end of each accounting period, the deferred revenue and related account receivable balances are reduced to present amounts attributable to the current course.
In certain cases, the University provided scholarships to students who qualify under various programs. These scholarships are recognized as direct reductions of revenue consistent with the timing of recognition associated with the related performance obligations. Also, for some customers, the Company does not expect to collect 100% of the consideration to which it is contractually entitled and, as a result, those customers may receive discounts or price adjustments that, based on historical Company practice, represent implied price concessions and are accounted for as variable consideration. The majority of these price concessions relate to amounts charged to students for goods and services, which management has determined will not be covered by the student’s primary funding source (generally, government aid) and, as a result, the student will become directly financially responsible for them. The reduction in the transaction price that results from this estimate of variable consideration reflects the amount the Company does not expect to be entitled to in exchange for the goods and services it will transfer to the students, as determined using historical experience and current factors, and includes performing a constraint analysis. These estimates of variable consideration are recorded as direct reductions of revenue consistent with the timing of recognition associated with the related performance obligation.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
A portion of university-related revenue is generated from contracts with students enrolled under the corporate FTG program, which is a 12-month grant that, when combined with a corporate partner’s annual tuition assistance program, enables eligible students to earn their degree without incurring student loan debt. Students enrolled under this program are eligible to take up to ten undergraduate or eight graduate courses per 12-month grant period and must first utilize 100% of the funds awarded under their employer’s annual tuition assistance program before they can be awarded the FTG. The Company uses certain key assumptions to calculate revenue under the FTG program including the average number of courses students are expected to take over the 12-month grant period, the average number of replacement courses students will receive for failed courses, and the estimate for revenues other than tuition and technology fees. The grants awarded under the FTG program are considered a material right, and, as such, the Company records a deferred revenue for a portion of the consideration received under these contracts. The standalone selling price of the material right is determined based on the observable standalone selling price of the courses. The transaction price in each FTG contract is allocated to all courses in the 12-month grant period on a relative standalone selling price basis. The deferred revenue is recognized as University-related revenue at the earlier of satisfaction of the future obligation, when the student drops from the university, or contract termination. There are no material differences between the timing of the products and services transferred and the payment terms.
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
Workers' Compensation
The Company records a gross liability for estimated workers’ compensation claims, incurred but not yet reported, as of each balance sheet date. The Company also records the gross insurance recoverable due for individual claim amounts. This is recorded as an other asset and as an equal accrued liability. The stop-loss premium is determined annually, but invoiced and paid on a quarterly basis. The related insurance premiums are expensed ratably over the coverage period.
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
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the vesting period. The fair value of the Company’s restricted stock units (“RSUs”) is based on the market price of the Company’s common stock on the date of grant. The Company estimates the fair value of stock options on the grant date using the Black-Scholes option pricing model. The Company estimates the fair value of its performance stock units (“PSUs”) on the grant date using a Monte Carlo simulation model. Determining the fair value of stock-based awards at the grant date under these models requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates award forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company’s equity incentive plans require that stock option awards have an exercise price that equals or exceeds the closing price of the Company’s common stock on the date of grant.
Stock-based compensation expense for stock-based awards is recorded in the consolidated statements of income (loss), net of estimated forfeitures, using the graded-vesting method over the requisite service periods of the respective stock awards. The requisite service period is generally the period over which an employee is required to provide service to the Company in exchange for the award.
Technology and Academic Services
Technology and academic services costs consist primarily of costs related to ongoing maintenance of educational infrastructure, including online course delivery and management, student records, assessment, customer relations management and other internal administrative systems. These costs were previously components of instructional costs and services, as well as general and administrative. This also includes costs to provide support for curriculum and new program development, support for faculty training and development, technical support and assistance with state compliance. This expense category includes salaries, benefits and share-based compensation, information technology costs, curriculum and new program development costs (which are expensed as incurred) and other costs associated with these support services. This category also includes an allocation of depreciation, amortization, human resources, rent, and occupancy costs attributable to the provision of these services.
Counseling Services and Support
Counseling services and support costs consist primarily of costs including team-based counseling and other support to prospective and current students as well as financial aid processing. These costs were previously components of instructional costs and services, admissions advisory and marketing, as well as general and administrative. This expense category includes salaries, benefits and share-based compensation, and other costs such as dues, fees and subscriptions and travel costs. This category also includes an allocation of depreciation, amortization, human resources, rent, and occupancy costs attributable to the provision of these services.
Marketing and Communication
Marketing and communication costs consist primarily of lead acquisition, digital communication strategies, brand identity advertising, media planning and strategy, video, data science and analysis, marketing to potential students and other promotional and communication services. These costs were previously components of admissions advisory and marketing, as well as some general and administrative. This expense category includes salaries, benefits and share-based compensation for marketing and communication personnel, brand advertising, marketing leads and other promotional and communication expenses. This category also includes an allocation of depreciation, amortization, human resources, rent, and occupancy costs attributable to the provision of these services. Advertising costs are expensed as incurred. Advertising costs were $70.2 million and $74.1 million for the years ended December 31, 2020 and 2019, respectively.
General and Administrative
General and administrative costs consist primarily of compensation and benefit costs (including related stock-based compensation) for employees engaged in corporate management, finance, compliance, and other corporate functions. This category also includes an allocation of depreciation, amortization, human resources, rent, and occupancy costs attributable to the provision of these services.
University-Related Expenses
University-related expenses represent those costs that were transferred to University of Arizona Global Campus in the Transaction and that are no longer incurred by the Company. These costs were previously primarily components of instructional costs and services, with some costs from admissions advisory and marketing and some general and administrative, including instructor fees and other Ashford employee costs, student related bad debt expense, license fees for licenses transferred to Global Campus and other costs.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
Restructuring and Impairment Charges
Restructuring and impairment expenses are primarily comprised of (i) charges related to the write off and impairment of certain assets, (ii) severance costs related to headcount reductions made in connection with restructuring plans and (ii) estimated lease losses related to facilities vacated or consolidated under restructuring plans.
Loss on Transaction
Loss on transaction amount represents the net assets transferred in the Sale Transaction, as well as other transaction-related expenses and costs to sell. The loss on transaction is recorded in the consolidated statements of income (loss). The Company recorded a loss on transaction of $54.8 million at closing, which is comprised of $50.4 million of net assets loss, as well as $4.5 million of other transaction-related expenses and costs to sell. The net asset loss includes $62.3 million of cash and cash equivalents transferred to Global Campus on the date of the transaction. All assets transferred to Global Campus were previously included in the University Partners segment. The following are the components of the loss on transaction:

Cash and cash equivalents	$62,325
Accounts receivable, net of allowance for credit losses	31,247
Prepaid expenses and other current assets	1,014
Property and equipment, net	15
Intangibles, net	7,669
Other long-term assets	1,539
Total assets transferred	103,809

Accounts payable and accrued liabilities	1,051
Deferred revenue and student deposits	48,901
Less: total liabilities transferred	49,952

Plus: other transaction-related expenses and costs to sell	4,546
Less: net asset adjustment	3,606
Loss on transaction	$54,797

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
Segment Information
Prior to December 1, 2020, the Company operated in one segment for reporting purposes. Following the Sale Transaction on December 1, 2020, the Company now operates in two reportable segments, including the University Partners Segment and the Zovio Growth Segment. The Company’s reportable segments are determined based on (i) financial information reviewed by the chief operating decision maker, the Chief Executive Officer (“CEO”), (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. The Company’s University Partners Segment includes the technology and services provided to colleges and universities to enable the online delivery of degree programs. The inaugural partner in the University Partners Segment is Global Campus. The University Partners Segment also includes the tuition revenue related to the University prior to the Sale Transaction on December 1, 2020. The Company’s Zovio Growth Segment includes our other subsidiaries, including Fullstack and TutorMe. For additional information on segments, see Note 23, “Segment Information.”

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
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
3. Financial Statement Reclassification
On December 1, 2020, the Company consummated the Sale Transaction. For additional information on the Sale Transaction, see Note 1, “Nature of Business” above. The Company now provides services to Global Campus (formerly the University), which include recruiting, financial aid, counseling, institutional support, information technology, and academic support services. See further detail on each category in Summary of Significant Accounting Policies above. The Company made changes in its presentation of its revenue line items and operating expenses and reclassified prior periods to conform to the current presentation. The Company determined that these changes would provide more meaningful information as this new presentation provides transparency for costs that will be incurred as a service provider and costs that will not reoccur in the future as they are related to university costs that were transferred to Global Campus in the Transaction.
We have reclassified our operating expenses for prior period to conform to the above disaggregation and revisions to our presentation. There were no changes to total operating expenses or operating income as a result of these reclassifications.
The following table presents our operating expenses as previously reported and as reclassified on our consolidated statements of income (loss) for the year ended December 31, 2019 (in thousands):

	2019
Costs and expenses:	As Reported	As Reclassified
Technology and academic services	$—	$73,342
Counseling services and support	—	110,256
Marketing and communication	—	96,001
Instructional costs and services	209,730	—
Admissions advisory and marketing	170,791	—
General and administrative	72,406	56,840
University-related expenses	—	116,488
Restructuring and impairment expense	21,465	21,465
Total costs and expenses	$474,392	$474,392

4. Business Combinations
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

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
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
The Fullstack Contingent Consideration will become issuable, subject to the terms and conditions of the Fullstack Merger Agreement. Of the total contingent 2,250,000 shares, (i) 1,250,000 are based upon final determination of the achievement of

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
certain employee retention requirements and is being expensed over the retention period, (ii) 500,000 shares are based upon revenue performance in 2019 and 2020, earned on a sliding scale, in the event that the revenues for Fullstack are between $25.0 million and $35.0 million, and (iii) 500,000 shares are based upon contract performance milestones in 2019 and 2020, earned on a sliding scale, in the event that Fullstack obtains between four and eight new university contracts. The fair value of the performance based Fullstack Contingent Consideration arrangements was estimated by applying a Monte Carlo simulation, based upon the result of forecast information. These measures are based upon significant inputs that are not observable by the market, and are therefore deemed to be Level 3 inputs. At each subsequent reporting date, the Company will remeasure the contingent consideration and recognize any changes in value, if necessary. If the probability of achieving the performance target significantly changes from what was initially anticipated, the change could have a significant impact on the Company’s financial statements in the period recognized. The contingency period for the revenue performance and contract performance ended on December 31, 2020 and the fair value was updated accordingly. For additional information, see Note 7, “Fair Value Measurements.”
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
Notes to Annual Consolidated Financial Statements (Continued)

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
Supplemental Pro Forma Information (Unaudited)
The following table presents unaudited pro forma financial information for the year ended December 31, 2019, as if all acquisitions had been included in the company’s results as of January 1, 2019 (in thousands, except per share amounts):

2019
Revenue and other revenue	$421,390
Net loss	$(56,661)

Basic loss per share	$(1.92)
Diluted loss per share	$(1.92)
The unaudited supplemental pro forma financial data has been calculated after applying our accounting policies and adjusting the historical results of Fullstack and TutorMe with pro forma adjustments, net of tax.
The unaudited supplemental pro forma financial data does not reflect the potential realization of revenue synergies or cost savings, nor does it reflect other costs relating to the integration of the acquired companies. This pro forma financial information should not be considered indicative of the results that would have actually occurred, nor are they indicative of future results.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
5. Revenue, Other Revenue and Deferred Revenue
The following table presents the Company’s net revenue disaggregated based on the revenue source (in thousands):

	Year Ended December 31,
	2020	2019
Tuition revenue, net	$344,804	$379,896
Digital materials revenue, net	21,258	24,211
Technology fee revenue, net	9,424	11,772
Miscellaneous other (1)	1,770	1,916
Strategic services revenue	18,881	—
Transition services income	984	—
Revenue and other revenue	$397,121	$417,795
(1) Primarily consists of revenues generated from graduation fees, transcript fees, and other miscellaneous services.
The following table presents the Company’s net revenue disaggregated based on the timing of revenue recognition (in thousands):

	Year Ended December 31,
	2020	2019
Over time, over period of service	$326,302	$342,918
Over time, full tuition grant (1)	50,769	51,868
Point in time (2)	20,050	23,009
Revenue and other revenue	$397,121	$417,795
(1)Represents revenue generated from the corporate FTG program.
(2)Represents revenue generated from digital textbooks and other miscellaneous fees.
The Company operates under two reportable segments and has no foreign operations or assets located outside of the United States. For additional information on segmentation, see Note 23, “Segment Information.”
Deferred Revenue
Deferred revenue and student deposits consists of the following (in thousands):

	As of December 31,
	2020	2019
Deferred revenue	$7,477	$23,356
Student deposits	613	31,928
Total deferred revenue and student deposits	$8,090	$55,284
The decrease above is due to the Sale Transaction that occurred on December 1, 2020. For additional information on the Sale Transaction, see Note 1, “Nature of Business” above.
Deferred revenue consists of cash payments that are received or due in advance of the Company’s performance as well as deferrals associated with certain contracts that include a material right. Below are the opening and closing balances of deferred revenue from the Company’s contracts with customers (in thousands):

	2020	2019
Opening balance, January 1	$23,356	$21,768
Closing balance, December 31	7,477	23,356
Increase (Decrease)	$(15,879)	$1,588

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
For further information on receivables, refer to Note 8, “Accounts Receivable, Net” within the consolidated financial statements.
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
The difference between the opening and closing balances of deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment. For the year ended December 31, 2020, the Company recognized $19.2 million of revenue that was included in the deferred revenue balance as of January 1, 2020. There was also $15.8 million of deferred revenue disposed of during the Sale Transaction. For the year ended December 31, 2019, the Company recognized $21.9 million of revenue that was included in the deferred revenue balance as of January 1, 2019. Amounts reported in the closing balance of deferred revenue are expected to be recognized as revenue within the next 12 months.
6. Restructuring and Impairment Charges
The Company has written off certain assets and has implemented various restructuring plans to better align its resources with its business strategy. These related charges are recorded in the restructuring and impairment charges line item on the Company’s consolidated statements of income (loss).
During the year ended December 31, 2020, the Company did not recognize any asset impairment charges. During the year ended December 31, 2019, the Company recognized asset impairment charges of $0.7 million. The charges in the year ended December 31, 2019 related to the impairment of certain fixed assets, goodwill and intangible assets as a result of the closure of a component of the Company’s business.
For the year ended December 31, 2020, the Company did not recognize any student transfer costs. For the year ended 2019, the Company recognized a reversal of student transfer charges of $0.2 million, related primarily to the merger of two universities.
The Company implemented various reductions in force to help better align personnel resources with the decline in enrollment. During the years ended December 31, 2020 and 2019, the Company recognized $3.0 million and $18.7 million, respectively, as restructuring charges related to severance costs for wages and benefits resulting from the reductions in force. The Company anticipates the remainder of these costs will be paid out by the end of the first quarter of 2021 from existing cash on hand.
The Company had previously relocated its headquarters from San Diego, California to Chandler, Arizona. The Company had also previously vacated or consolidated certain properties, and subsequently reassessed its obligations on non-cancelable leases. Additionally, during 2020, the Company paid contract termination costs to exit a portion of its business. As a result of the aforementioned items, during the years ended December 31, 2020 and 2019, the Company recorded $1.8 million and $2.3 million, respectively, as restructuring charges relating to lease exit and other costs.
The following table summarizes the amounts recorded in the restructuring and impairment charges line item on the Company’s consolidated statements of income (loss) for each of the periods presented (in thousands):

	Year Ended December 31,
	2020	2019
Asset impairment	$—	$670
Student transfer agreement costs (credits)	—	(171)
Severance costs	3,004	18,667
Lease exit and other costs	1,839	2,299
Total restructuring and impairment charges	$4,843	$21,465

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
The following table summarizes the changes in the Company’s restructuring liability by type during the following periods indicated (in thousands):

	Asset Impairment	Student Transfer Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2018	$—	$1,503	$267	$2,864	$4,634
Restructuring and impairment charges	670	(171)	18,667	2,299	21,465
Payments	—	(36)	(10,933)	(1,717)	(12,686)
Non-cash transaction	(670)	—	—	(2,470)	(3,140)
Balance at December 31, 2019	—	1,296	8,001	976	10,273
Restructuring and impairment charges	—	—	3,004	1,839	4,843
Payments	—	(14)	(10,263)	(841)	(11,118)
Balance at December 31, 2020	$—	$1,282	$742	$1,974	$3,998
The restructuring liability amounts are recorded within either the accounts payable and accrued liabilities account or the rent liability account on the consolidated balance sheets. The Company is substantially complete with its restructuring activities and does not anticipates additional charges in the foreseeable future.
7. Fair Value Measurements
The following tables summarize the fair value information as of December 31, 2020 and 2019, respectively (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,515	$—	$—	$1,515

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Mutual funds	$2,502	$—	$—	$2,502
Contingent consideration	$—	$—	$3,150	$3,150
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

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
There were no differences between amortized cost and fair value of investments as of December 31, 2020 and 2019. There were no reclassifications out of accumulated other comprehensive income during either the twelve months ended December 31, 2020 and 2019.
The contingent consideration represents the fair value of shares to be issued as part of the Fullstack acquisition. Previously, as of December 31, 2019, the contingent consideration was classified as Level 3 and was determined by use of a Monte Carlo simulation, which models 100,000 scenarios of the future revenue and university contracts over the measurement period, which were then present-valued using a risk-free rate. As of December 31, 2019, the contingent consideration was recorded in the other long-term liabilities line item on the Company’s condensed consolidated balance sheets. The fair value of the accrued contingent consideration is remeasured each reporting period and may result in a higher or lower fair value measurement. The fair value increases or decreases relative to the changes in stock price, as well as due to the probabilities of achieving the forecast results. Changes in fair value resulting from changes in the likelihood of contingent payments are included in the general and administrative expenses in the condensed consolidated statements of income (loss). During the twelve months ended December 31, 2020, there was a decrease in fair value, and therefore a reversal of expense of $1.6 million. The new university contract contingency was met, and therefore the valuation of the shares related to contract performance milestones was reclassified to equity. As a result, the contingent consideration liability was reduced to zero as of December 31, 2020.
8. Accounts Receivable, Net
Accounts receivable, net, consists of the following (in thousands):

	As of December 31,
	2020	2019
Accounts receivable	$8,420	$48,663
Less allowance for credit losses	1,216	13,712
Accounts receivable, net	$7,204	$34,951
The decrease above is due to the Sale Transaction that occurred on December 1, 2020. For additional information on the Sale Transaction, see Note 1, “Nature of Business” above.
The following table presents the changes in the allowance for credit losses for the periods indicated (in thousands):

For the year ended December 31, 2020	Beginning Balance	Charged to Expense	Write-offs	Amounts disposed of by Sale Transaction	Recoveries of amounts	Ending Balance
FTG-related allowance	$1,749	$2,176	$(2,485)	$(1,865)	$425	$—
Non-FTG-related allowance	11,963	$12,080	(16,236)	(11,747)	5,156	1,216
Total allowance for credit losses	$13,712	$14,256	$(18,721)	$(13,612)	$5,581	$1,216

For the year ended December 31, 2019	Beginning Balance	Charged to Expense	Write-offs	Recoveries of amounts	Ending Balance
FTG-related allowance	$1,505	$2,017	$(2,229)	$456	$1,749
Non-FTG-related allowance	10,675	14,235	(19,063)	6,116	11,963
Total allowance for credit losses	$12,180	$16,252	$(21,292)	$6,572	$13,712

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
9. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	As of December 31,
	2020	2019
Prepaid expenses	$3,027	$4,593
Prepaid licenses	1,371	2,794
Prepaid income taxes	48	18
Income tax receivable	1,644	1,695
Prepaid insurance	1,127	995
Insurance recoverable	404	670
Other current assets (1)	4,996	9,759
Total prepaid expenses and other current assets	$12,617	$20,524
(1) Other current assets includes payment of net asset adjustment due from from Global Campus related to the Sale Transaction.

10. Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of December 31,
	2020	2019
Furniture and office equipment	$36,146	$43,579
Software	7,512	7,381
Leasehold improvements	16,325	19,973
Vehicles	22	22
Total property and equipment	60,005	70,955
Less accumulated depreciation and amortization	(29,430)	(36,661)
Total property and equipment, net	$30,575	$34,294
Depreciation and amortization expense associated with property and equipment totaled $6.2 million and $5.6 million for the years ended December 31, 2020 and 2019, respectively.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
11. Goodwill and Intangibles, Net
Goodwill and intangibles, net, consists of the following (in thousands):

	December 31, 2020
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$13,745	$(12,644)	$1,101
Purchased intangible assets	14,185	(6,677)	7,508
Total definite-lived intangible assets	$27,930	$(19,321)	$8,609
Goodwill			23,176
Total goodwill and intangibles, net			$31,785

	December 31, 2019
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$21,273	$(19,667)	$1,606
Purchased intangible assets	29,185	(10,950)	18,235
Total definite-lived intangible assets	$50,458	$(30,617)	$19,841
Goodwill and indefinite-lived intangibles			24,578
Total goodwill and intangibles, net			$44,419
Definite-lived intangibles include capitalized curriculum costs, which are the digital course materials, as well as purchased intangible assets. The purchased intangible assets primarily relate to the trademark agreements with Forbes and the acquired developed curriculum, university relationships and student relationships. The trademark agreements with Forbes were disposed of during the Sale Transaction.
Goodwill and indefinite-lived intangibles as of December 31, 2020, includes the goodwill resulting from the Fullstack and TutorMe acquisitions. The indefinite-lived intangibles attributable to the accreditation of the Company’s institution were disposed of during the Sale Transaction.
For the years ended December 31, 2020 and 2019, amortization expense was $5.2 million and $4.6 million, respectively. The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
2021	$2,969
2022	2,362
2023	2,192
2024	644
2025	104
Thereafter	338
Total future amortization expense	$8,609

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
12. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of the following (in thousands):

	As of December 31,
	2020	2019
Accounts payable	$11,246	$6,603
Accrued salaries and wages	6,149	11,872
Accrued bonus	11,428	6,560
Accrued vacation	3,369	5,123
Accrued litigation and fees	8,341	8,041
Accrued expenses	13,689	20,140
Current leases payable	6,934	7,875
Accrued insurance liability	1,537	1,946
Total accounts payable and accrued liabilities	$62,693	$68,160

13. Other Long-Term Liabilities
Other long-term liabilities consists of the following (in thousands):

	As of December 31,
	2020	2019
Uncertain tax positions	$28	$102
Notes payable	2,981	—
Other long-term liabilities	4,172	2,095
Contingent consideration	—	3,150
Total other long-term liabilities	$7,181	$5,347

14. Credit Facilities
The Company has issued letters of credit that are collateralized with cash in the aggregate amount of $18.9 million, which is included in restricted cash on the consolidated balance sheets as of December 31, 2020.
As part of its historical business operations, the Company was required to provide surety bonds in certain states in which the Company does business. As of December 31, 2020, the surety had issued bonds totaling $6.2 million on the Company’s behalf under such facility.
15. Lease Obligations
Operating leases
The Company leases various office facilities which expire at various dates through 2030. These facilities are used for academic operations, corporate functions, enrollment services and student support services. All of the leases were classified as operating leases for the period ended December 31, 2020, and the Company does not have any finance leases. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on the Company’s consolidated balance sheets.
In April 2019, the Company began leasing approximately 131,000 square feet of office space located in Chandler, Arizona, with the lease extending through 2030.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
As of December 31, 2020, the lease amounts on the consolidated balance sheets do not include any options to extend, nor any options for early termination. The Company’s lease agreements do not include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. Other than a sublease to Global Campus, the Company is not a party to any related party arrangements with respect to its lease transactions.
For the years ended December 31, 2020 and 2019, rent expense totaled $13.2 million and $22.1 million, respectively, calculated in accordance with ASC 842, Leases. The Company adopted ASC 842 using the modified retrospective approach. Rent expense in certain periods also includes the restructuring and impairment charges recorded and therefore, may differ significantly from cash payments. For additional information, see Note 6, “Restructuring and Impairment Charges.”
The Company has agreements to sublease certain portions of its office facilities, with three active subleases as of December 31, 2020. The Company’s subleases do not include any options to extend, nor any options for early termination. The Company’s subleases do not contain any residual value guarantees or restrictive covenants. All of the subleases were classified as operating leases for the period ended December 31, 2020. The Company is subleasing approximately 24,300 square feet of office space in San Diego, California with a remaining commitment to lease of 12 months and net lease payments of $1.0 million. The Company is subleasing approximately 36,600 square feet of office space in Denver, Colorado with a remaining commitment to lease of 8 months and net lease payments of $0.7 million. The Company is subleasing additional office space of approximately 21,000 square feet in Denver, Colorado with a remaining commitment to lease of 26 months and net lease payments of $1.3 million. Sublease income for the years ended December 31, 2020 and 2019 was $1.9 million, and $2.7 million, respectively.
The following table represents the classification and amounts allocated to the various expense line items on the consolidated statements of income (loss) for the year ended December 31, 2020 (in thousands):

Operating lease costs	$10,644
Short-term lease cost	1,130
Variable lease costs (1)	1,434
Less: Sub-lease income	(1,900)
Total net lease costs	$11,308
(1)Variable components of the lease payments such as utilities, taxes and insurance, parking and maintenance costs.
The following table represents the maturities of lease liabilities, a portion of which is recorded in accounts payable and accrued liabilities, as well as rent liability on the consolidated balance sheet as of December 31, 2020, (in thousands):

2021	$8,847
2022	5,400
2023	3,831
2024	3,538
2025	3,077
Thereafter	17,146
Total minimum payments	41,839
Less: Interest (1)	(10,865)
Total net lease liabilities	$30,974
(1)Calculated using an appropriate interest rate for each individual lease. See the weighted-average discount rate noted below.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
Some of the more significant assumptions and judgments in determining the amounts to capitalize include the determination of the discount rate. The following table represents the lease term and discount rate used in the calculations as of December 31, 2020:

Weighted-average remaining lease term (in years):
Operating leases	7.7 years
Weighted-average discount rate:
Operating leases	7.4%

The following table represents the cash flow information of operating leases for the year ended December 31, 2020 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,751

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
The following table sets forth the computation of basic and diluted loss per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2020	2019
Numerator:
Net loss	$(48,952)	$(54,812)
Denominator:
Weighted average number of common shares outstanding	31,959	29,492
Effect of dilutive options and stock units	—	—
Diluted weighted average number of common shares outstanding	31,959	29,492
Loss per share:
Basic	$(1.53)	$(1.86)
Diluted	$(1.53)	$(1.86)
The following table sets forth the number of stock options, RSUs and PSUs excluded from the computation of diluted loss per share for the periods indicated because their effect was anti-dilutive (in thousands):

	Year Ended December 31,
	2020	2019
Stock options	1,757	1,955
Stock units and contingent consideration	1,112	2,141

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
17. Stock-Based Compensation
The Company recorded $8.3 million and $12.3 million of stock-based compensation expense related to equity awards for the years ended December 31, 2020 and 2019 respectively. The related income tax benefit was $2.1 million and $3.0 million for the years ended December 31, 2020 and 2019, respectively. However, there was no net tax benefit recorded for the equity awards, as the Company was in a full valuation allowance position for the years ended December 31, 2020 and 2019. The Company has stock-based compensation expense related to stock options, RSUs, PSUs and contingent shares related to acquisitions. The Company records stock-based compensation expense over the vesting term using the graded-vesting method.
Stock Options
The Company grants stock options from either its 2009 Stock Incentive Plan (the “2009 Plan”) or its Tutorme.com, Inc. 2015 Equity Incentive Plan. The compensation committee of the Company's board of directors, or the full board of directors (the “board”), determines eligibility, vesting schedules and exercise prices for stock options granted under the 2009 Plan. Stock options granted under the 2009 Plan typically have a maximum contractual term of 10 years, subject to the option holder's continuing service with the Company. Stock options are generally granted with a four-year vesting requirement, pursuant to which the option holder must continue providing service to the Company at the applicable vesting date. There were no stock options granted during the year ended December 31, 2020. All stock options granted during the year ended December 31, 2019 were awarded pursuant to the Tutorme.com, Inc. 2015 Equity Incentive Plan.
The following table presents a summary of stock option activity during the periods indicated (in thousands, except for exercise prices and contractual terms):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
December 31, 2018	1,972	$15.19	4.49	$4
Granted	231	$0.36
Exercised	(6)	$9.43
Forfeitures and expired	(189)	$16.09
December 31, 2019	2,008	$13.42	4.16	$393
Granted	—	$—
Exercised	(22)	$0.36
Forfeitures and expired	(361)	$17.54
December 31, 2020	1,625	$12.68	3.63	$918

Vested and expected to vest at December 31, 2020	1,625	$12.68	3.63	$918
Exercisable at December 31, 2020	1,610	$12.70	3.60	$918
As of December 31, 2020, the Company had 5.7 million shares of common stock reserved for issuance upon the exercise of outstanding stock options and settlement of outstanding stock awards under the Company’s equity incentive plans. Shares issued upon stock option exercises and settlements of stock awards are drawn from the authorized but unissued shares of common stock.
During the year ended December 31, 2020, approximately 21,700 stock options were exercised with an intrinsic value of approximately $0.1 million. No windfall tax benefit was realized from these exercises. The Company also realized a total tax benefit shortfall of $0.7 million. During the year ended December 31, 2019, there were no stock options exercised. No windfall tax benefit was realized from these exercises. The Company also realized a total tax benefit shortfall of $0.4 million.
Approximately 0.4 million and 0.2 million stock options expired during the years ended December 31, 2020 and 2019, respectively.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
The fair value of each stock option award granted during the year ended December 31, 2019 was estimated on the date of grant using the Black-Scholes option pricing model. The Company’s determination of the fair value of share-based awards is affected by the Company’s common stock price as well as assumptions regarding several complex and subjective variables.
Below is a summary of the assumptions used for the stock options granted during the year ended December 31, 2019:

2019
Weighted average exercise price per share	$0.36
Risk-free interest rate	2.4%
Expected dividend yield	—
Expected volatility	48.5%
Expected life (in years)	5.75
Forfeiture rate	13.0%
Weighted average grant date fair value per share	$4.28
The risk-free interest rate is based on the currently available rate on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the stock option converted into a continuously compounded rate. The Company has never declared or paid any cash dividends on its common stock and does not currently anticipate paying cash dividends in the future. The Company has enough historical option exercise information to compute an expected term for use as an assumption in the Black-Scholes option pricing model, and as such, its computation of expected term was calculated using its own historical data. The volatility of the Company’s common stock is also based upon its own historical volatility.
As of December 31, 2020 and 2019, there was $4 thousand and $0.3 million, respectively, of unrecognized compensation costs related to unvested stock options. At December 31, 2020, the unrecognized compensation costs of stock options were expected to be recognized over a weighted average period of 0.2 years.
Stock Awards
The Company also grants RSUs to its employees under the 2009 Plan. Each RSU represents the future issuance of one share of the Company’s common stock contingent upon the recipient’s continued service with the Company through the applicable vesting date. Upon the vesting date, RSUs are automatically settled for shares of the Company’s common stock unless the applicable award agreement provides for delayed settlement. If prior to the vesting date the employee’s status as a full-time employee is terminated, the unvested RSUs are automatically canceled on the employment termination date, unless otherwise specified in an employee’s individual employment agreement. The fair value of an RSU is calculated based on the market value of the common stock on the grant date and is amortized over the applicable vesting period using the graded-vesting method.
The Company has also granted certain PSUs under the 2009 Plan to various individuals. Each PSU represents the future issuance of one share of the Company’s common stock contingent upon achievement of the applicable performance target and the recipient’s continued service with the Company through the applicable vesting date. Certain of the PSUs may be earned based on the achievement of a market-based measure, and certain of the PSUs may be earned based on performance-based measures.
With respect to each award of PSUs, vesting is based upon the achievement of the applicable performance target, and subject to the employee’s continued service with the Company through the applicable vesting date. If prior to the vesting date the employee’s status as a full-time employee is terminated, the unvested PSUs are automatically canceled on the employment termination date, unless otherwise specified in an employee’s individual employment agreement. PSUs are amortized over the applicable vesting period using the graded-vesting method. The fair value of the portion of the PSU awards subject to earning based on the achievement of a performance-based measure was based on the Company’s stock price as of the date the applicable performance target was approved by the board. Compensation cost for the portion of the PSU awards subject to earning based on the achievement of a performance-based measure is recorded based on the probable outcome of the performance conditions associated with the shares, as determined by management. The fair value of the portion of the PSU awards subject to earning based on the achievement of a market-based measure was estimated based on the Company’s stock price as of the date of grant using a Monte Carlo simulation model.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
The weighted-average assumptions for the PSU awards during the year ended December 31, 2019 subject to earning based on the achievement of a market-based measure are noted in the following table:

2019
Grant price per share	$5.77
Risk-free interest rate	2.1%
Expected dividend yield	—
Historical volatility	57.4%
Expected life (in years)	3
Forfeiture rate	13.0%
Weighted average grant date fair value per share	$7.78
A summary of the RSU and PSU activity and related information is as follows (in thousands, except for exercise prices and contractual terms):

	Restricted Stock Units and Performance Stock Units
	Time-Based RSU		Performance-Based PSU		Market-Based PSU
	Number of Shares	Weighted Average Purchase Price	Number of Shares	Weighted Average Purchase Price	Number of Shares	Weighted Average Purchase Price
Balance at December 31, 2018	1,440	$8.22	164	$9.86	670	$6.69
Awarded	1,565	$5.00	—	—	845	$6.01
Vested	(461)	$13.78	—	—	—	—
Canceled	(239)	$7.05	(164)	$9.86	(445)	$5.23
Balance at December 31, 2019	2,305	$5.04	—	$—	1,070	$6.76
Awarded	1,470	$2.27	1,059	$2.19	—	$—
Vested	(911)	$9.67	—	—	—	—
Canceled	(570)	$5.14	(43)	$2.18	(337)	$7.79
Balance at December 31, 2020	2,295	$1.40	1,017	$2.19	733	$6.28
As of December 31, 2020 and 2019 there was $3.4 million and $6.2 million, respectively, of unrecognized compensation costs related to unvested RSUs. At December 31, 2020, the unrecognized compensation costs of RSUs were expected to be recognized over a weighted average period of 1.4 years.
During the year ended December 31, 2020, 0.9 million RSUs vested and were released with a market value of $1.7 million. Approximately $44.7 thousand of windfall tax benefit was realized from these awards, and the related tax benefit shortfall realized was $1.3 million. During the year ended December 31, 2019, 0.5 million RSUs vested and were released with a market value of $2.7 million. No windfall tax benefit was realized from these awards, and the related tax benefit shortfall realized from the RSUs released was $1.1 million.
As of December 31, 2020, there was $3.1 million of unrecognized compensation costs related to unvested PSUs. At December 31, 2020, the unrecognized compensation costs of PSUs were expected to be recognized over a weighted average period of 1.7 years, to the extent the applicable performance criteria are met. No PSUs vested during the years ended December 31, 2020, and 2019.
18. Income Taxes
The Company uses the asset-liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in income and deductions in future years.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Current:
Federal	$(13,238)	$1,603
State	284	7
Foreign	5	—
	(12,949)	1,610
Deferred:
Federal	(56)	(2,104)
State	(63)	(276)
	(119)	(2,380)
Total	$(13,068)	$(770)
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES Act”) was signed into law. The CARES Act is a relief package intended to assist many aspects of the Country’s economy of which certain components of the Act impacted the Company’s 2020 income tax provision. Specifically, the CARES Act temporarily reinstated a five-year carryback period for all NOLs generated in the tax years 2018, 2019 and 2020. Therefore, the Company’s NOLs from 2018 and 2019 were carried back to 2013 and 2014, respectively, and a tax benefit of approximately $12.8 million was recorded for the tax year 2020. The entire NOL carryback refund in the amount of $12.8 million was received by the Company in 2020.
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
As of December 31, 2020, the Company continues to record a full valuation allowance against all net deferred tax assets, as was the case at December 31, 2019. The Company intends to maintain a valuation allowance against its deferred tax assets until sufficient positive evidence exists to support its reversal.
Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are paid or recovered.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
Significant components of the Company’s deferred tax assets and liabilities and balance sheet classifications are as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss	$22,662	$16,468
Bad debt	303	2,022
Vacation accrual	673	1,204
Stock-based compensation	3,869	6,219
Operating lease liabilities	7,746	7,303
Bonus accrual	2,476	1,072
Accrued expenses	4,333	3,450
Other	1,258	1,041
Total deferred tax assets	43,320	38,779
Valuation allowance	(37,375)	(31,677)
Net deferred tax assets	5,945	7,102
Deferred tax liabilities:
Fixed assets and intangibles	(704)	(2,119)
Indefinite-lived intangibles	—	(344)
Operating lease assets	(5,045)	(4,603)
Other	(196)	(155)
Total deferred tax liabilities	(5,945)	(7,221)
Total net deferred tax assets (liabilities)	$—	$(119)
At December 31, 2020, the Company had federal and state net operating loss carryforwards of $81.6 million and $105.5 million, respectively, which are available to offset future taxable income. The federal and state net operating loss carryforwards will begin to expire in 2021. Approximately $76.2 million of the federal net operating loss can be carried forward indefinitely. The Company’s utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Section 382 of Internal Revenue Code of 1986, as amended.
The following table presents a reconciliation of the income tax benefit computed using the federal statutory tax rate of 21% and the Company’s provision for income taxes (in thousands):

	Year Ended December 31,
	2020		2019
Computed expected federal tax expense	$(13,024)	21.0%	$(11,673)	21.0%
State taxes, net of federal benefit	(2,476)	4.0	(1,349)	2.4
Permanent differences	436	(0.7)	1,685	(3.0)
Uncertain tax positions	(618)	1.0	(292)	0.5
Stock compensation	1,388	(2.2)	1,189	(2.1)
Federal tax rate change on NOL carryback	(4,908)	7.9	—	—
Domestic production activities	—	—	1,739	(3.1)
Valuation allowance	5,698	(9.2)	8,074	(14.5)
Other	436	(0.7)	(143)	0.2
Income tax benefit	$(13,068)	21.1%	$(770)	1.4%

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2020	2019
Unrecognized tax benefits at beginning of period	$2,128	$885
Gross increases - tax positions in prior period	—	1,371
Gross decreases - tax positions in prior period	(1,661)	—
Gross increases - current period tax positions	—	—
Settlements	(400)	—
Lapse of statute of limitations	(49)	(128)
Unrecognized tax benefits at end of period	$18	$2,128
Included in the amount of unrecognized tax benefits at December 31, 2020 and 2019 is $19 thousand and $2.0 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2020 and 2019 is less than $4 thousand and $0.1 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets which was offset by a full valuation allowance. It is reasonably possible that the total amount of the unrecognized tax benefit will change during the next 12 months; however, the Company does not expect the potential change to have a material effect on the results of operations or financial position in the next year.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2020 and 2019, the Company had approximately $10 thousand and $0.4 million, respectively, of accrued interest and penalties, before any tax benefit, related to uncertain tax positions.
The Company has analyzed filing positions in all the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The tax years 2001 through 2019 are open to examination by major taxing jurisdictions to which the Company is subject.
The IRS audit examinations of the Company’s income tax returns for the years 2013 through 2016 were completed during the period ended June 30, 2020. The final notice of proposed adjustments from the IRS examination had no adverse material impact on the Company’s overall financial results as of December 31, 2020. The Company has received a letter dated July 7, 2020 from the Joint Committee on Taxation stating that it has taken no exception to the conclusions reached by the IRS. The IRS audit is expected to be finalized once the Company’s NOL carryback refund claims filed under the CARES Act are approved by the Joint Committee on Taxation.

The FTB audit examinations of the Company’s income tax returns for the years 2013 through 2015 were completed during the quarter ended December 31, 2020. The Company is currently in the process of reviewing the latest closing agreement issued by the FTB. The Company executed a statute of limitation waiver to extend the tax years 2013 - 2015 through October 15, 2021.

19. Regulatory
The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the “Higher Education Act”), and the regulations promulgated thereunder by the U.S. Department of Education (the “Department”) subject the Company and its university partners to significant regulatory scrutiny on the basis of numerous standards that institutions of higher education must satisfy in order to participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV programs”).
Department of Education On-Site Program Review of former Ashford University
In December 2016, the Department informed the University that it intended to continue the on-site program review, which commenced in January 2017 and initially covered the 2015-2016 and 2016-2017 award years, but may be expanded if the Department deems such expansion appropriate. To date, the Company has not received a draft report from the Department.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
Department of Education Close Out Audit of University of the Rockies
The Company previously recorded an expense of $1.5 million during the fiscal year 2018, in relation to the close out audit of University of the Rockies resulting from its merger with the University in October 2018. The expense was recorded in relation to borrower defense to repayment regulations. On September 26, 2019, the Department sent the University a Final Audit Determination letter for the University of the Rockies. This letter confirmed that with the exception of the borrower defense to repayment regulations, none of the other audit findings resulted in financial liability. The Department also stated that additional liabilities could accrue in the future. On December 19, 2019, the Company filed an administrative appeal with the Department appealing the alleged liability on the basis that the University of Rockies did not close but rather merged with the University. The briefing on the appeal is complete and the Company is awaiting a decision by the administrative law judge.
WSCUC Accreditation of former Ashford University
Global Campus is regionally accredited by WASC Senior College and University Commission (“WSCUC”). In July 2013, WSCUC granted Initial Accreditation to the University for five years, until July 2018. In December 2013, the University effected its transition to WSCUC accreditation and designated its San Diego, California facilities as its main campus and its Clinton, Iowa campus as an additional location. As part of its institutional review process, WSCUC commenced its comprehensive review of the University with an off-site review in March 2018. As part of the WSCUC Institutional Review Process a Reaffirmation of Accreditation Visit was conducted by an evaluation team in April 2019. At its meeting in June 2019, the Commission acted to reaffirm accreditation through Spring 2025.
In connection with the Purchase Agreement by and among the Company and the University of Arizona, the Company submitted to WSCUC, on July 1, 2020, a substantive change application for a change in ownership from the University to Global Campus which required review and approval by the Substantive Change Committee and the Structural Change Committee of the Commission.
On November 12, 2020, WSCUC notified Zovio that it had approved the change of control application filed to complete the Sale Transaction, subject to certain conditions. These conditions included (i) ensuring that Global Campus is differentiated effectively from the University of Arizona and its affiliates in marketing materials; (ii) providing a report to WSCUC within 90 days of the close of the transaction outlining the actionable steps it will take to address student success including in the form of retention and graduation; (iii) those officers, administrators and related parties who become Global Campus officers or administrators divest themselves of their financial and ownership interest in the Company; and (iv) Global Campus and the Company submit a revised strategic services agreement which incorporates any applicable key performance indicators into that agreement. Additionally, WSCUC notified Global Campus that the provisions of the Notice of Concern issued as part of the reaffirmation of the University in July 2019 remain in effect and that WSCUC will conduct a post-implementation site visit of Global Campus within six months of the closing of the Sale Transaction.
Department of Education Regulation
On December 1, 2020, the parties to the Purchase Agreement entered into Amendment No. 1 to the Purchase Agreement (“Amendment”) pursuant to which, among other things, the University of Arizona and Global Campus waived the closing condition regarding issuance of a pre-acquisition review notice by the Department of Education. Under the terms of the Purchase Agreement, as amended, the Closing was subject to customary closing conditions for transactions in this sector. The Department is expected to conduct a post-closing review of Global Campus following the Sale Transaction consistent with the Department’s procedures during which the Department makes a determination on the institution’s request for recertification from the Department following the change of control, including whether to impose or place other conditions or restrictions.
To be eligible to participate in Title IV programs, an institution must comply with the Higher Education Act and the regulations thereunder that are administered by the Department. The provisions of the Higher Education Act also include being in compliance with the following:

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
•The 90/10 Rule - A proprietary institution loses eligibility to participate in Title IV programs if the institution derives more than 90% of its revenues from Title IV program funds for two consecutive fiscal years, as calculated in accordance with Department regulations. Any institution that violates the 90/10 rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years. In addition, an institution whose rate exceeds 90% for any single fiscal year is placed on provisional certification and may be subject to other enforcement measures.
•Cohort Default Rate - For each federal fiscal year, the Department calculates a rate of student defaults over a three-year measuring period for each educational institution, which is known as a “cohort default rate.” An institution may lose eligibility to participate in the Federal Direct Loan Program and the Federal Pell Grant Program if, for each of the three most recent federal fiscal years, 30% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. The most recent official three-year cohort default rates for the University prior to the Sale Transaction for the 2017 and 2016 federal fiscal years, were 14.7% and 13.7%, respectively.
•Financial Responsibility - The Department calculates an institution’s composite score for financial responsibility based on its (i) equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution’s ability to operate at a profit. An institution that does not meet the Department’s minimum composite score of 1.5 may demonstrate its financial responsibility by posting a letter of credit in favor of the Department and possibly accepting other conditions on its participation in the Title IV programs. Following the Sale Transaction, the University is no longer owned by Zovio, and therefore Global Campus will submit its stand-alone audited financial statements to the Department for the purpose of calculating the institution’s composite score.
Borrowers defense to repayment
On October 28, 2016, the Department published borrower defense to repayment regulations to change processes that assist students in gaining relief under certain provisions of the Direct Loan Program regulations. These defense to repayment regulations allow a borrower to assert a defense to repayment on the basis of a substantial misrepresentation, any other misrepresentation in cases where certain other factors are present, a breach of contract or a favorable nondefault contested judgment against a school for its act or omission relating to the making of the borrower’s loan or the provision of educational services for which the loan was provided. In addition, the financial responsibility standards contained in the new regulations establish the conditions or events that trigger the requirement for an institution to provide the Department with financial protection in the form of a letter of credit or other security against potential institutional liabilities. Triggering conditions or events include, among others, certain state, federal or accrediting agency actions or investigations, and in the case of publicly traded companies, receipt of certain warnings from the SEC or the applicable stock exchange, or the failure to timely file a required annual or quarterly report with the SEC. The new regulations also prohibit schools from requiring that students agree to settle future disputes through arbitration.
On March 15, 2019, the Department issued guidance for the implementation of parts of the regulations. The guidance covers an institution’s responsibility in regard to reporting mandatory and discretionary triggers as part of the financial responsibility standards, class action bans and pre-dispute arbitration agreements, submission of arbitral and judicial records, and repayment rates.
On August 30, 2019, the Department finalized the regulations derived from the 2017-2018 negotiated rulemaking process and subsequent public comments. This version of the borrower defense regulations applies to all federal student loans made on or after July 1, 2020, and, among other things: grants borrowers the right to assert borrower defense to repayment claims against institutions, regardless of whether the loan is in default or in collection proceedings; allows borrowers to file defense to repayment claims three years from either the student’s date of graduation or withdrawal from the institution; and gives students the ability to allege a specific amount of financial harm and to obtain relief in an amount determined by the Department, which may be greater or lesser than their original claim amount. It also includes financial triggers and other factors for recalculating an institution’s financial responsibility composite score that differ from those in the 2016 regulations.
On June 8, 2020, President Trump vetoed House Joint Resolution 56, a Congressional Review Act resolution that would block the Trump administration’s rewrite of the Obama administration’s borrower defense to repayment rule. On June 26, 2020,

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
the House of Representatives failed to override President Trump’s veto. The rewritten borrower defense to repayment rule went into effect on July 1, 2020 and will apply to any federal student loans made on that date or after.
In July 2020, the Department notified Zovio that they would be initiating a preliminary review of borrower defense applications from borrowers who made claims regarding the University. As part of the initial fact-finding process, the Department will send individual student claims to the University and allow the institution the opportunity to submit a response to the borrower’s allegations. Zovio has begun to receive these claims and is reviewing and compiling the individual facts of each case to submit to the Department for their review. Zovio has responded to everything received and cannot predict the outcome of this review at this time.
20. Retirement Plans
The Company maintains an employee savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, participating employees may contribute a portion of their pre-tax earnings up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the 401(k) Plan in its sole discretion. The Company’s total expense related to the 401(k) Plan was $2.3 million and $2.9 million for the years ended December 31, 2020 and 2019, respectively.
21. Commitments and Contingencies
Litigation
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. In accordance with GAAP, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated, the best estimate within that range should be accrued. If no estimate is better than another, the Company records the minimum estimated liability in the range. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. The Company continuously assesses the potential liability related to the Company’s pending litigation and revises its estimates when additional information becomes available. Other than the specific liabilities assumed by Global Campus, the Company and AU LLC will generally remain responsible for liabilities of the University relating to periods prior to the closing of the Sale Transaction. Below is a list of material legal proceedings to which the Company or its subsidiaries is a party.
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
The parties did not reach a resolution and on November 29, 2017, the CA Attorney General filed suit against the Company.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
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
Massachusetts Attorney General Investigation of Bridgepoint Education, Inc. and Global Campus (formerly Ashford University)
On July 21, 2014, the Company received from the Attorney General of the State of Massachusetts (“MA Attorney General”) a Civil Investigative Demand (“MA CID”) relating to the MA Attorney General’s investigation of for-profit educational institutions and whether the University’s business practices complied with Massachusetts consumer protection laws. Pursuant to the MA CID, the MA Attorney General has requested from the Company and Global Campus documents and information for the time period January 1, 2006 to present. The Company is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.
22. Concentration of Risk
Concentration of Revenue
Prior to December 1, 2020, the Company derived the majority of its revenues from students whose source of funding is through Title IV programs. Revenue derived from government tuition assistance for military personnel, including veterans, is not considered federal student aid for purposes of calculations under the 90/10 rule. Title IV programs are subject to political and budgetary considerations and are subject to extensive and complex regulations.
Concentration of Credit Risk
The Company maintains its cash and cash equivalents accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.
Concentration of Sources of Supply
The Company is dependent on a third-party provider for its online platform, which includes a learning management system that stores, manages and delivers course content, enables assignment uploading, provides interactive communication between students and faculty, and supplies online assessment tools. The partial or complete loss of this source may have an adverse effect on the Company’s revenues and results of operations.

23. Segment Information
Prior to December 1, 2020, the Company operated in one segment for reporting purposes. Following the Sale Transaction, the Company now operates in two reportable segments: The University Partners Segment and the Zovio Growth Segment. These segments were recast based upon the Company’s respective offerings.
On December 1, 2020, the Company consummated the Sale Transaction. For additional information and description of the Sale Transaction, see Note 1, “Nature of Business.” The Company reports segment information based upon the management approach, and the Sale Transaction resulted in a change in how the chief operating decision maker viewed the operations moving forward. This change included the creation of three operating segments: Fullstack, TutorMe, and Zovio, and two reportable segments: The University Partners Segment and the Zovio Growth Segment.
The Company’s operating segments are determined based on (i) financial information reviewed by the chief operating decision maker, the CEO, (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. The Fullstack and TutorMe operating segments are aggregated into a single reportable segment, the Zovio Growth Segment. The aggregation of the Fullstack and TutorMe operating segments is based on their uniform customer bases and methods of services provided, as well as evaluation of quantitative thresholds as required by ASC 280-10-50-12. Based on these same quantitative tests, the Zovio operating segment is a separate reportable segment, the University Partners Segment. This change in segment reporting did not have any impact on the determination of reporting units used to assess impairment under ASC 350, Intangibles - Goodwill and Other.

The Company’s University Partners Segment includes the technology and services provided to colleges and universities to enable the online delivery of degree programs and the goods and services. The Company’s University Partners Segment also includes the tuition revenue related to the University prior to the Sale Transaction on December 1, 2020. The Company’s Zovio Growth Segment includes its subsidiaries Fullstack and TutorMe, an online coding academy and tutoring service, respectively.
Segment Performance
The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019
Revenue by segment
University Partners Segment	$376,220	$407,594
Zovio Growth Segment	20,901	10,201
Total revenue and other revenue	$397,121	$417,795

Segment profitability
University Partners Segment	$(41,182)	$(30,331)
Zovio Growth Segment	(9,315)	(15,932)
Total segment profitability(1)	$(50,497)	$(46,263)
(1) Segment profitability represents EBITDA. The following table reconciles total loss before income taxes to total segment profitability (in thousands):

	Year Ended December 31,
	2020	2019
Loss before income taxes	$(62,020)	$(55,582)
Adjustments:
Interest expense (income), net	120	(910)
Depreciation and amortization expense	11,403	10,229
Total segment profitability	$(50,497)	$(46,263)
For the years ended December 31, 2020 and 2019 the legacy University accounted for $356.1 million and $407.3 million, respectively, of the University Partners segment revenue.
For each of the years ended December 31, 2020 and 2019, there were no customers or individual university clients which accounted for 10% or more of the Zovio Growth segment revenue.
The Company’s total assets by segment are as follows (in thousands):

	As of December 31,
	2020	2019
University Partners Segment	$111,830	$203,815
Zovio Growth Segment	49,476	46,323
Total assets	$161,306	$250,138

The Company’s accounts receivable and deferred revenue in each segment are as follows (in thousands):

	As of December 31,
	2020	2019
University Partners Segment accounts receivable	$45	$28,504
Zovio Growth Segment accounts receivable	7,159	6,447
Total accounts receivable	$7,204	$34,951

University Partners Segment deferred revenue	$10	$51,252
Zovio Growth Segment deferred revenue	8,080	4,032
Total deferred revenue	$8,090	$55,284
As of December 31, 2020 there were no individual partners or customers which accounted for 10% or more of the University Partners segment net accounts receivable balance. As of December 31, 2019, the students of the legacy University accounted for $28.5 million of the University Partners segment net accounts receivable balance.
As of each December 31, 2020 and 2019, there were no individual partners or customers which accounted for 10% or more of the Zovio Growth segment net accounts receivable balance, as customers are individual students or third parties paying on their behalf, rather than university clients.
The Company’s goodwill amounts as of December 31, 2020 are fully attributable to the Zovio Growth Segment. For additional information on goodwill, see Note 11, “Goodwill and intangibles, net.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm.
Changes in Internal Control Over Financial Reporting
We continually assess the adequacy of our internal control over financial reporting and make improvements as deemed appropriate. As previously reported on December 1, 2020, we closed on the sale of substantially all of Ashford University, LLC’s (“AU LLC”) assets and liabilities to the University of Arizona Global Campus. There were changes in controls in connection with sale on December 1, 2020, specific to AU LLC. Additionally, we implemented new processes and controls specifically related to our revenue process in order to reflect our new environment as an education technology services company. There have been no other changes in internal control over financial reporting, during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)    The following documents are included as part of this Annual Report on Form 10-K:
(1)    Financial Statements.
(2)    Financial Statement Schedules.
All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(3)    Exhibits.

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
		Acquisition Agreements
2.1		Purchase and Sale Agreement dated December 3, 2004, as amended, among The Franciscan University of the Prairies, the Sisters of St. Francis and the registrant.		X	S-1	2.1	February 17, 2009
2.2		Asset Purchase and Sale Agreement dated September 12, 2007 between the Colorado School of Professional Psychology and the registrant.		X	S-1	2.2	February 17, 2009
		Charter Documents and Instruments Defining Rights of Security Holders
3.1		Zovio Amended and Restated Certificate of Incorporation, as amended.		X	10-Q	3.1	May 9, 2019
3.2		Third Amended and Restated Bylaws of Zovio Inc.		X	8-K	3.2	April 2, 2019
3.3		Amendment No. 1 to the Third Amended and Restated Bylaws of Zovio Inc.		X	8-K	3.1	January 28, 2021
4.1		Specimen of Stock Certificate.		X	S-1	4.1	March 30, 2009
4.2		Second Amended and Restated Registration Rights Agreement dated August 26, 2009 among the registrant and the other persons named therein.		X	S-1	4.4	September 4, 2009
4.3		Description of the registrants securities	X
		Employee Benefit Plans
10.1	*	Amended and Restated 2009 Stock Incentive Plan, dated May 10, 2017.		X	10-K	10.1	March 12, 2019
10.2	*	First Amendment to Amended and Restated 2009 Stock Incentive Plan.		X	S-8	99.2	January 17, 2017
10.3	*	Amended and Restated 2009 Stock Incentive Plan - Form of Nonstatutory Stock Option Agreement for Executives and Senior Management.		X	S-8	99.4	May 13, 2009
10.4	*	Amended and Restated 2009 Stock Option Plan - Form of Nonstatutory Stock Option Agreement (effective March 2011).		X	10-Q	10.3	May 3, 2011
10.5	*	Amended and Restated 2009 Stock Incentive Plan - Form of Incentive Stock Option Agreement for Executives and Senior Management.		X	S-8	99.5	May 13, 2009
10.6	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (Deferred Settlement).		X	8-K	99.1	June 27, 2011
10.7	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (General).		X	8-K	99.2	June 27, 2011
10.8	*	Amended and Restated 2009 Stock Incentive Plan - Form of Performance Stock Unit Award Agreement.		X	8-K	10.1	December 23, 2014

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.9	*	Amended and Restated 2009 Stock Incentive Plan - Amendment to Performance Stock Unit Award Agreement.		X	10-K	10.16	March 10, 2015
10.10	*	Amended and Restated 2009 Stock Incentive Plan - Form of Performance Cash Award Agreement (with Performance Component)		X	10-Q	10.1	August 2, 2016
10.11	*	Amended and Restated 2009 Stock Incentive Plan - Form of Performance Cash Award Agreement (General)		X	10-Q	10.2	August 2, 2016
10.12	*	Form of Non-Plan Stock Option Agreement.		X	S-8	99.6	May 13, 2009
10.13	*	Form of Compensatory Warrant Agreement.		X	S-1	4.10	March 20, 2009
10.14	*	Amended and Restated Employee Stock Purchase Plan.		X	8-K	99.1	March 22, 2010
10.15	*	Bridgepoint Education Nonqualified Deferred Compensation Plan		X	10-Q	10.7	May 3, 2010
10.16		2009 Stock Incentive Plan - Form of 2018 MSU Agreement.		X	10-K	10.16	March 12, 2019
10.17		Zovio Inc Executive Relocation Policy		X	10-Q	10.1	August 7, 2019
		Agreements with Executive Officers and Directors
10.18	*	Amended and Restated Employment Agreement between Andrew S. Clark and the registrant.		X	10-K	10.2	March 10, 2015
10.19	*	Offer Letter to Diane Thompson.		X	S-1	10.28	March 20, 2009
10.20	*	Offer Letter to Thomas McCarty, dated December 2, 2016.		X	10-K	10.34	March 7, 2017
10.21	*	Amended and Restated Executive Severance Plan.		X	10-Q	10.1	August 4, 2015
10.22	*	Amended and Restated Form of Severance Agreement under the Executive Severance Plan.		X	10-K	10.36	March 7, 2017
10.23	*	Form of Indemnification Agreement.		X	10-K	10.33	March 8, 2016
10.24	*	Stock Ownership Guidelines (effective May 14, 2013).		X	10-K	10.33	March 17, 2014
10.25	*	Offer Letter to Kevin Royal, dated April 13, 2018		X	10-Q	10.1	May 1, 2018
10.26	*	Offer Letter to John Semel, dated January 25, 2019		X	10-K	10.28	March 12, 2019
10.27	*	Employment Agreement for Mr. Spohn dated April 2020		X	10-Q	10.1	April 29, 2020
		Material Real Estate Agreements
10.28	†	Standard Form Modified Gross Office Lease dated October 22, 2008, and addendum, with Sunroad Centrum Office I, L.P. related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	S-1	10.17	March 2, 2009
10.29	†	First Amendment to Standard Form Modified Gross Office Lease dated September 16, 2011, with Sunroad Centrum Office I, L.P., related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	10-Q	10.4	December 16, 2011
10.30	†	Office Lease dated February 28, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-Q	10.1	May 3, 2011
10.31	†	Commencement Date Memorandum and First Amendment to Office Lease dated November 18, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-K	10.55	March 7, 2012
10.32	†	Lease dated August 8, 2011, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.3	November 1, 2011
10.33	†	First Amendment dated June 28, 2012, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.2	August 7, 2012
10.34		Purchase Agreement and Escrow Instructions, dated December 21, 2015, with Clinton Catalyst, LLC.		X	10-K	10.58	March 8, 2016
10.35		Lease Agreement, dated December 29, 2015, with Clinton Catalyst, LLC		X	10-K	10.59	March 8, 2016
10.36		Office Lease dated August 15, 2018 with Ascend Northrup, LLC, related to the premises at 1811 E. Northrup Boulevard, Chandler, Arizona		X	10-Q	10.1	November 8, 2018
		Material Strategic Agreements
10.37	†	License Agreement dated October 31, 2013 between Forbes Education Holdings, Bridgepoint Education, Inc. and Ashford University, LLC.		X	10-K	10.76	March 17, 2014
10.38		First Amendment to License Agreement, dated July 12, 2016, between Forbes Education Holdings, LLC, Bridgepoint Education, Inc. and Ashford University, LLC		X	10-Q	10.2	November 8, 2016

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.39		Private Cloud Services Agreement, dated December 15, 2015, with North American Communications Resource, Inc.		X	10-K	10.84	March 8, 2016
10.40	†	Services Order Form, dated September 20, 2016, with Instructure, Inc.		X	10-Q	10.1	November 8, 2016
10.41		Agreement and Plan of Reorganization by and among Bridgepoint Education, Inc., FS Merger Sub, Inc., FS Merger Sub, LLC, Fullstack Academy, Inc., and Fortis Advisors, LLC, as Representative.		X	10-Q	10.1	May 9, 2019
10.42		Agreement and Plan of Reorganization, dated April 3, 2019, by and among Zovio Inc, Toucan Merger Sub, Inc., TM Merger Sub, LLC, TutorMe.com, Inc., and Jonathan Sciama, as the Shareholder Representative.		X	10-Q	10.2	May 9, 2019
10.43		Letter Agreement, dated as of February 4, 2020, among Zovio Inc, SevenSaoi Capital, LLC, SevenSaoi Capital Partners II, LLC, SevenSaoi Capital Partners IIA, LLC and Michael P. Cole.		X	8-K	10.1	February 5, 2020
10.44	†	Strategic Services Agreement, dated December 1, 2020, by and between Zovio Inc and University of Arizona Global Campus		X	8-K	10.1	December 1, 2020
10.45	†	Asset Purchase and Sale Agreement, dated December 1, 2020, by and among Zovio Inc, Ashford University, LLC, The University of Arizona and The University of Arizona Global Campus		X	8-K	2.1	September 3, 2020
10.46	†	Amendment No. 1 to Asset Purchase and Sale Agreement, dated December 1, 2020, by and among Zovio Inc, Ashford University, LLC, The University of Arizona and The University of Arizona Global Campus		X	8-K	10.2	December 1, 2020
		Code of Ethics
14.1		Amended and Restated Code of Ethics		X	8-K	14.1	December 1, 2009
		Subsidiaries
21.1		List of subsidiaries of the registrant.	X
		Consent and Power of Attorney
23.1		Consent of independent registered public accounting firm, Deloitte and Touche LLP	X
24.1		Power of Attorney (included on signature page).	X
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
The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 24, 2021, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) the Consolidated Statements of Income (Loss) for the years ended December 31, 2020 and 2019; (iii) the Consolidated Statements of Stockholder's Equity for the two years ended December 31, 2020; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019; and (v) the Notes to Annual Consolidated Financial Statements.
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
Dated: February 24, 2021
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

Name	Title	Date
/s/ ANDREW S. CLARK	Founder, President and CEO (Principal Executive Officer) and a Director	February 24, 2021
Andrew S. Clark

/s/ KEVIN ROYAL	Chief Financial Officer (Principal Financial Officer)	February 24, 2021
Kevin Royal

/s/ STEVEN BURKHOLDER	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 24, 2021
Steven Burkholder

/s/ TERESA S. CARROLL	Director	February 24, 2021
Teresa S. Carroll

/s/ MICHAEL P. COLE	Director	February 24, 2021
Michael P. Cole

/s/ RYAN D. CRAIG	Director	February 24, 2021
Ryan D. Craig

/s/ MICHAEL B. HORN	Director	February 24, 2021
Michael B. Horn

/s/ JOHN J. KIELY	Director	February 24, 2021
John J. Kiely

/s/ KIRSTEN M. MARRINER	Director	February 24, 2021
Kirsten M. Marriner

/s/ VICTOR K. NICHOLS	Director	February 24, 2021
Victor K. Nichols

/s/ GEORGE P. PERNSTEINER	Director	February 24, 2021
George P. Pernsteiner