Form 10-Q
period 2021-03-31
Zovio Inc
filed 2021-05-12
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
The total number of shares of common stock outstanding as of May 5, 2021, was 33,328,550.

ZOVIO INC
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements
ZOVIO INC
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of March 31, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$35,052	$35,462
Restricted cash	20,033	20,035
Investments	1,366	1,515
Accounts receivable, net of allowance for credit losses of $1.7 million and $1.2 million at March 31, 2021 and December 31, 2020, respectively	6,831	7,204
Prepaid expenses and other current assets	15,393	12,617
Total current assets	78,675	76,833
Property and equipment, net	29,565	30,575
Operating lease assets	18,581	20,114
Goodwill and intangibles, net	30,921	31,785
Other long-term assets	2,304	1,999
Total assets	$160,046	$161,306
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$69,038	$62,693
Deferred revenue and student deposits	8,077	8,090
Total current liabilities	77,115	70,783
Rent liability	23,267	24,125
Other long-term liabilities	8,758	7,181
Total liabilities	109,140	102,089
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both March 31, 2021, and December 31, 2020	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 67,017 and 66,454 issued, and 33,308 and 32,267 outstanding, at March 31, 2021 and December 31, 2020, respectively	673	668
Additional paid-in capital	170,107	179,489
Retained earnings	316,826	326,319
Treasury stock, 33,709 and 34,187 shares at cost at March 31, 2021, and December 31, 2020, respectively	(436,700)	(447,259)
Total stockholders' equity	50,906	59,217
Total liabilities and stockholders' equity	$160,046	$161,306
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$74,107	$4,073
University-related revenue	—	93,799
Other revenue	2,752	—
Revenue and other revenue	$76,859	$97,872
Costs and expenses:
Technology and academic services	$19,144	$18,528
Counseling services and support	25,325	23,319
Marketing and communication	25,831	25,068
General and administrative	15,896	13,387
University-related expenses	—	25,302
Restructuring and impairment expense	—	2,763
Total costs and expenses	86,196	108,367
Operating loss	(9,337)	(10,495)
Other expense, net	(73)	(262)
Loss before income taxes	(9,410)	(10,757)
Income tax expense (benefit)	83	(12,777)
Net income (loss)	$(9,493)	$2,020
Income (loss) per share:
Basic	$(0.29)	$0.07
Diluted	$(0.29)	$0.06
Weighted average number of common shares outstanding used in computing income (loss) per share:
Basic	32,769	30,340
Diluted	32,769	32,056
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2019	65,695	$660	$192,413	$375,180	$(469,315)	$98,938
Adoption of accounting standard (ASU 2016-13)	—	—	—	91	—	91
Stock-based compensation	—	—	4,138	—	—	4,138
Stock issued under stock incentive plan, net of shares held for taxes	338	3	(205)	—	—	(202)
Net income	—	—	—	2,020	—	2,020
Balance at March 31, 2020	66,033	$663	$196,346	$377,291	$(469,315)	$104,985

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2020	66,454	$668	$179,489	$326,319	$(447,259)	$59,217
Stock-based compensation	—	—	2,382	—	—	2,382
Stock issued under stock incentive plan, net of shares held for taxes	563	5	(1,083)	—	—	(1,078)
Contingent consideration	—	—	(122)	—	—	(122)
Issuance of shares for acquisition	—	—	(10,559)	—	10,559	—
Net loss	—	—	—	(9,493)	—	(9,493)
Balance at March 31, 2021	67,017	$673	$170,107	$316,826	$(436,700)	$50,906
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(9,493)	$2,020
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts	661	3,337
Depreciation and amortization	2,285	2,978
Deferred income taxes	—	32
Stock-based compensation	2,382	4,138
Noncash lease expense	2,077	3,911
Net loss (gain) on marketable securities	(68)	326
Loss (gain) on disposal or impairment of fixed assets	—	(12)
Changes in operating assets and liabilities:
Accounts receivable	(288)	(15,007)
Prepaid expenses and other current assets	(2,776)	(7,948)
Other long-term assets	(305)	(193)
Accounts payable and accrued liabilities	7,457	(3,168)
Deferred revenue and student deposits	(13)	7,245
Operating lease liabilities	(2,598)	(3,672)
Other liabilities	1,455	(193)
Net cash provided by (used in) operating activities	776	(6,206)
Cash flows from investing activities:
Capital expenditures	(184)	(1,213)
Purchases of investments	(30)	(36)
Capitalized costs for intangible assets	(143)	(95)
Sale of investments	247	—
Net cash used in investing activities	(110)	(1,344)
Cash flows from financing activities:
Borrowings from long-term liabilities	—	1,149
Tax withholdings on issuance of stock awards	(1,078)	(202)
Net cash provided by (used in) financing activities	(1,078)	947
Net decrease in cash, cash equivalents and restricted cash	(412)	(6,603)
Cash, cash equivalents and restricted cash at beginning of period	55,497	92,537
Cash, cash equivalents and restricted cash at end of period	$55,085	$85,934

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$35,052	$61,303
Restricted cash	20,033	24,631
Total cash, cash equivalents and restricted cash	$55,085	$85,934

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$16	$158
Issuance of common stock for vested restricted stock units	$3,461	$714

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
On December 1, 2020, the Company and AU LLC finalized a definitive Asset Purchase and Sale Agreement (the “Purchase Agreement”), by and among the Company, AU LLC, the Arizona Board of Regents, a body corporate, for and on behalf of the University of Arizona (the “University of Arizona”), and the University of Arizona Global Campus, a newly formed Arizona nonprofit corporation (“Global Campus”). Upon the closing of the Purchase Agreement (the “Sale Transaction”), the Company and Ashford University (the “University”) transferred to Global Campus the tangible and intangible academic and related operations and assets comprising the University to Global Campus.
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
Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete annual financial statements and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on February 24, 2021. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary to present a fair statement of the Company’s condensed consolidated financial position, results of operations and cash flows as of and for the periods presented.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Revenue and Other Revenue
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
The Services Agreement has a single performance obligation, as the promises to provide the identified services are not distinct within the context of these agreements. The single performance obligation constitutes a series of distinct services as the customer benefits as services are provided. Service revenue is recognized over time using the input method cost. The input method provides a faithful depiction of the performance toward complete satisfaction of the performance obligation and can be tied to the direct cost incurred. The service fees received over the term of the agreement are variable in nature in that they are dependent upon the number of students attending the university and revenues generated from those students during the service period. The service fees are subject to certain adjustments, including performance-based adjustments, minimum profit level adjustments, and excess direct cost adjustments. These adjustments are all variable in nature in that they depend upon the Company’s performance during each service period. Such adjustments are presented as minimum residual liability within Accounts Payable and Accrued Liabilities. For additional information, see Note 8, “Other Significant Balance Sheet Accounts - Accounts Payable and Accrued Liabilities.” The Company allocates variable consideration to the distinct increments of service to which it relates, as the variability is directly related to the Company’s effort to satisfy the distinct increments of service provided. This is consistent with the allocation objective in ASC 606. The Company meets the criteria in the standard and exercises the practical expedient to not disclose the aggregate amount of the transaction price allocated to the single performance obligation that is unsatisfied as of the end of the reporting period. The Company does not disclose the value of unsatisfied performance obligations because the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which removes certain exceptions to the general principles in Topic 740. The amendments in this update also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this standard are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company applied the new standard, including all applicable updates, effective January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements.

3. Financial Statement Reclassification
On December 1, 2020, the Company consummated the Sale Transaction. For additional information on the Sale Transaction, see Note 1, “Nature of Business” above. The Company now provides services to Global Campus, which include recruiting, financial aid, counseling, institutional support, information technology, and academic support services. The Company made changes in its presentation of its revenue line items and operating expenses and reclassified prior periods to conform to the current presentation. The Company determined that these changes would provide more meaningful information as this new presentation provides transparency for costs that will be incurred as a service provider and costs that will not reoccur in the future as they are related to university costs that were transferred to Global Campus in the Transaction.
We have reclassified our operating expenses for prior period to conform to the above disaggregation and revisions to our presentation. There were no changes to total operating expenses or operating income as a result of these reclassifications.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents our operating expenses as previously reported and as reclassified on our consolidated statements of income (loss) for the three-months ended March 31, 2020 (in thousands):

	Three Months ended March 31, 2020
Costs and expenses:	As Reported	As Reclassified
Technology and academic services	$—	$18,528
Counseling services and support	—	23,319
Marketing and communication	—	25,068
Instructional costs and services	46,381	—
Admissions advisory and marketing	41,733	—
General and administrative	17,490	13,387
University-related expenses	—	25,302
Restructuring and impairment expense	2,763	2,763
Total costs and expenses	$108,367	$108,367

4. Revenue, Other Revenue and Deferred Revenue
The following table presents the Company’s net revenue disaggregated based on the revenue source (in thousands):

	Three Months Ended March 31,
	2021	2020
Strategic services revenue	$66,927	$—
Transition services income	2,752	—
Tuition revenue, net	7,089	89,034
Digital materials revenue, net	—	5,972
Technology fee revenue, net	—	2,486
Other revenue, net (1)	91	380
Total revenue, net	$76,859	$97,872
(1) Primarily consists of revenues generated from services such as graduation fees, transcript fees, and other miscellaneous services.

The following table presents the Company’s net revenue disaggregated based on the timing of revenue recognition (in thousands):

	Three Months Ended March 31,
	2021	2020
Over time, over period of instruction	$76,768	$78,130
Over time, full tuition grant (1)	—	14,201
Point in time (2)	91	5,541
Total revenue, net	$76,859	$97,872
(1)Represents revenue generated from the FTG program.
(2)Represents revenue generated from digital textbooks and other miscellaneous fees.

The Company operates under two reportable segments and has no foreign operations or assets located outside of the United States. For additional information on segmentation, see Note 16, “Segment Information.”

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Deferred revenue	$7,307	$7,477
Student deposits	770	613
Total deferred revenue and student deposits	$8,077	$8,090

Deferred revenue consists of cash payments that are received or due in advance of the Company’s performance.
Below are the opening and closing balances of deferred revenue from the Company’s contracts with customers (in thousands):

	2021	2020
Deferred revenue opening balance, January 1	$7,477	$23,356
Deferred revenue closing balance, March 31	7,307	33,344
Increase (decrease)	$(170)	$9,988
For further information on receivables, refer to Note 7, “Accounts Receivable, Net” within the condensed consolidated financial statements.
For the majority of the Company’s customers, payment for services is due prior to services being provided. Under special circumstances, some customers may be offered non-interest bearing payment plan arrangements that can extend for up to three years. These payment plan arrangements give rise to significant financing components. However, since the Company historically collects substantially all of the consideration to which it expects to be entitled under such payment plans within one year or less, the impact of these significant financing components is not material to any period presented.
The difference between the opening and closing balances of deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment. For the three months ended March 31, 2021, the Company recognized $4.7 million of revenue that was included in the deferred revenue balance as of January 1, 2021. For the three months ended March 31, 2020, the Company recognized $20.2 million of revenue that was included in the deferred revenue balance as of January 1, 2020. Amounts reported in the closing balance of deferred revenue are expected to be recognized as revenue within the next 12 months.
5. Restructuring and Impairment Expense
During the three months ended March 31, 2020, the Company recognized $2.8 million, respectively, of restructuring and impairment expense, the components of which are described below. No such expense was recorded for the three months ended March 31, 2021.
The Company had previously relocated its headquarters from California to Arizona. In addition, the Company had previously vacated or consolidated properties and subsequently reassessed its obligations on non-cancelable leases. As a result of the relocation and lease reassessments, during the three months ended March 31, 2020, the Company recognized expense of $41 thousand. No such expense was recorded for the three months ended March 31, 2021.
The Company had previously reassessed its resources through reorganization. For the three months ended March 31, 2020, the Company recognized an expense of $2.7 million of restructuring and impairment expense relating to severance costs for wages and benefits. No such credit or expense was recorded for the three months ended March 31, 2021.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the amounts recorded in the restructuring and impairment expense line item on the Company’s condensed consolidated statements of income (loss) for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Severance costs	—	2,722
Lease exit and other costs	—	41
Total restructuring and impairment expense	$—	$2,763
The following table summarizes the changes in the Company's restructuring and impairment liability by type during the three months ended March 31, 2021 (in thousands):

	Student Transfer Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2020	$1,282	$742	$1,974	$3,998
Payments and adjustments	—	(323)	(893)	(1,216)
Balance at March 31, 2021	$1,282	$419	$1,081	$2,782
The restructuring liability amounts are recorded within either the (i) accounts payable and accrued liabilities account, (ii) lease liability account or (iii) other long-term liabilities account on the condensed consolidated balance sheets.
6. Fair Value Measurements
The following tables summarize the fair value information as of March 31, 2021 and December 31, 2020, respectively (in thousands):

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,366	$—	$—	$1,366

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,515	$—	$—	$1,515
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
There were no differences between amortized cost and fair value of investments as of March 31, 2021 or December 31, 2020, and no reclassifications out of accumulated other comprehensive income during either the three months ended March 31, 2021 or 2020.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Accounts receivable	$8,549	$8,420
Less allowance for credit losses	1,718	1,216
Accounts receivable, net	$6,831	$7,204

The following table presents the changes in the allowance for credit losses for the three months ended March 31, 2021 (in thousands):

	Beginning Balance	Charged to Expense	Write-offs	Recoveries of amounts	Ending Balance
Non-FTG related allowance	$1,216	$661	$(159)	$—	$1,718
Total allowance for credit losses	$1,216	$661	$(159)	$—	$1,718

The following table presents the changes in the allowance for credit losses for the three months ended March 31, 2020 (in thousands):

	Beginning Balance	Charged to Expense	Write-offs	Recoveries of amounts	Ending Balance
FTG-related allowance	$1,749	$603	$(404)	$122	$2,070
Non-FTG related allowance	11,963	2,734	(7,185)	1,569	9,081
Total allowance for credit losses	$13,712	$3,337	$(7,589)	$1,691	$11,151

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Prepaid expenses	$3,528	$3,027
Prepaid licenses	3,888	1,371
Prepaid income taxes	48	48
Income tax receivable	1,567	1,644
Prepaid insurance	1,136	1,127
Insurance recoverable	355	404
Other current assets (1)	4,871	4,996
Total prepaid expenses and other current assets	$15,393	$12,617
(1) Other current assets includes payment of net asset adjustment due from Global Campus related to the Sale Transaction.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Furniture and office equipment	$23,323	$36,146
Software	5,505	7,512
Leasehold improvements	16,855	16,325
Vehicles	22	22
Total property and equipment	45,705	60,005
Less accumulated depreciation and amortization	(16,140)	(29,430)
Total property and equipment, net	$29,565	$30,575
For the three months ended March 31, 2021 and 2020, depreciation and amortization expense related to property and equipment was $1.3 million and $1.6 million, respectively.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Goodwill and Intangibles, Net
Goodwill and intangibles, net, consisted of the following (in thousands):

	March 31, 2021
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$13,780	$(12,711)	$1,069
Purchased intangible assets	14,185	(7,509)	6,676
Total definite-lived intangible assets	$27,965	$(20,220)	$7,745
Goodwill			23,176
Total goodwill and intangibles, net			$30,921

	December 31, 2020
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$13,745	$(12,644)	$1,101
Purchased intangible assets	14,185	(6,677)	7,508
Total definite-lived intangible assets	$27,930	$(19,321)	$8,609
Goodwill			23,176
Total goodwill and intangibles, net			$31,785
For the three months ended March 31, 2021 and 2020, amortization expense was $1.0 million and $1.3 million, respectively.
The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
Remainder of 2021	$1,983
2022	2,397
2023	2,239
2024	671
2025	117
Thereafter	338
Total future amortization expense	$7,745

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Accounts payable	$12,572	$11,246
Accrued salaries and wages	8,564	6,149
Accrued bonus	5,061	11,428
Accrued vacation	3,612	3,369
Accrued litigation and fees	8,341	8,341
Minimum residual liability	7,055	1,216
Accrued expenses	16,835	12,473
Current leases payable	5,655	6,934
Accrued insurance liability	1,343	1,537
Total accounts payable and accrued liabilities	$69,038	$62,693
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Uncertain tax positions	$28	$28
Notes payable	3,095	2,981
Other long-term liabilities	5,635	4,172
Total other long-term liabilities	$8,758	$7,181

9. Credit Facilities
The Company has issued letters of credit that are collateralized with cash (held in restricted cash) in the aggregate amount of $20.0 million as of March 31, 2021.
As part of its normal business operations, the Company is required to provide surety bonds in certain states in which the Company does business. The Company has entered into a surety bond facility with an insurance company to provide such bonds when required. As of March 31, 2021, the surety had issued $2.6 million in bonds on the Company’s behalf under this facility.
10. Lease Obligations
Operating Leases
The Company leases various office facilities with terms that expire at various dates through 2023. These facilities are used for academic operations, corporate functions, enrollment services and student support services. The Company does not have any leases other than its office facilities. All of the leases were classified as operating leases for the period ended March 31, 2021, and the Company does not have any finance leases. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on the Company’s condensed consolidated balance sheets.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company has agreements to sublease certain portions of its office facilities, with three active subleases as of March 31, 2021. The Company’s subleases do not include any options to extend or for early termination and do not contain any residual value guarantees or restrictive covenants. All of the subleases were classified as operating leases for the period ended March 31, 2021. The Company is subleasing approximately 37,000 square feet of office space in Denver, Colorado with a remaining commitment to lease of 5 months and net lease payments of $0.4 million. The Company is subleasing additional office space of approximately 21,000 square feet in Denver, Colorado with a remaining commitment to lease of 24 months and net lease payments of $1.2 million. The Company is also subleasing approximately 24,000 square feet of office space in San Diego, California with a remaining commitment to lease of 9 months and net lease payments of $0.8 million.Sublease income for the three months ended March 31, 2021 and 2020 was $0.6 million and $0.5 million, respectively.
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
The following table sets forth the computation of basic and diluted income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss)	$(9,493)	$2,020
Denominator:
Weighted average number of common shares outstanding	32,769	30,340
Effect of dilutive options and stock units	—	1,716
Diluted weighted average number of common shares outstanding	32,769	32,056
Income (loss) per share:
Basic	$(0.29)	$0.07
Diluted	$(0.29)	$0.06
The following table sets forth the number of stock options and stock units excluded from the computation of diluted income (loss) per share for the periods indicated below because their effect was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options	1,582	1,764
Stock units	1,461	1,717

12. Stock-Based Compensation
The Company recorded $2.4 million and $4.1 million of stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively. The related income tax benefit was $0.6 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
During the three months ended March 31, 2021, the Company granted 0.5 million RSUs at a weighted average grant date fair value of $4.25 and 0.8 million RSUs vested. During the three months ended March 31, 2020, the Company granted 32,950 RSUs at a grant date fair value of $1.91, and 0.5 million RSUs vested.
During the three months ended March 31, 2021, the Company did not grant any performance-based or market-based PSUs, and no performance-based or market-based PSUs vested. During the three months ended March 31, 2020, no market-based PSUs were granted and no performance-based or market-based PSUs vested.
During the three months ended March 31, 2021, no stock options were granted and no stock options were exercised. During the three months ended March 31, 2020, the Company did not grant any stock options and no stock options were exercised.
As of March 31, 2021, unrecognized compensation cost was $5.5 million related to unvested stock options, RSUs and PSUs.
13. Income Taxes
The Company uses the asset-liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that will result in income and deductions in future years.
The Company recognizes deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, the Company evaluates a number of factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended March 31, 2021 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation certain subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against its deferred tax assets should continue to be maintained as of March 31, 2021.
The Company’s current effective income tax rate that has been applied to normal, recurring operations for the three months ended March 31, 2021 was (1.0)%. The Company’s actual effective income tax rate for the three months ended March 31, 2021, after discrete items, was (0.9)%.
As of both March 31, 2021, and December 31, 2020, the Company had $19 thousand, respectively, of gross unrecognized tax benefits, of which $15 thousand, respectively, would impact the effective income tax rate if recognized. Although the Company believes the tax accruals provided are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from the Company’s historical income tax provisions and accruals.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The tax years 2001 through 2019 are open to examination by major taxing jurisdictions to which the Company is subject.
During the quarter ended March 31, 2021, the Company obtained the Joint Committee on Taxation approval of the net operating loss carryback refund claims filed under the 2020 CARES Act and the IRS audit examinations of the Company’s income tax returns for the years 2013 through 2016 was finalized. The IRS examinations had no adverse material impact on the Company’s overall financial results as of March 31, 2021.
During the quarter ended March 31, 2021, the FTB audit examinations of the Company’s income tax returns for the tax years ended December 31, 2013 through 2015 were finalized. The FTB examinations had no adverse material impact on the Company's overall financial results as of March 31, 2021.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
14. Regulatory
The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (“Higher Education Act”), and the regulations promulgated thereunder by the U.S. Department of Education (“Department”) subject the Company and its university partners to significant regulatory scrutiny on the basis of numerous standards that institutions of higher education must satisfy in order to participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV programs”).
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
•Cohort Default Rate - For each federal fiscal year, the Department calculates a rate of student defaults over a three-year measuring period for each educational institution, which is known as a “cohort default rate.” An institution may lose eligibility to participate in the Federal Direct Loan Program and the Federal Pell Grant Program if, for each of the three most recent federal fiscal years, 30% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. The most recent official three-year cohort default rates for the University prior to the Sale Transaction for the 2017 federal fiscal year, were 14.7%.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

16. Segment Information
Prior to December 1, 2020, the Company operated in one segment for reporting purposes. Following the Sale Transaction, the Company now operates in two reportable segments: The University Partners Segment and the Zovio Growth Segment. These segments were recast based upon the Company’s respective offerings.
On December 1, 2020, the Company consummated the Sale Transaction. For additional information see Note 1, “Nature of Business.” The Company reports segment information based upon the management approach, and the Sale Transaction resulted in a change in how the chief operating decision maker viewed the operations moving forward. This change included the creation of three operating segments: Fullstack, TutorMe, and Zovio, and two reportable segments: The University Partners Segment and the Zovio Growth Segment.
The Company’s operating segments are determined based on (i) financial information reviewed by the chief operating decision maker, (ii) internal management and related reporting structure, and (iii) the basis upon which the chief operating decision maker makes resource allocation decisions. During the quarter ended March 31, 2021, in conjunction with the departure of the Company's chief executive officer, the chief operating decision maker transitioned to the Office of the CEO, which is comprised of three executives. The Fullstack and TutorMe operating segments are aggregated into a single reportable segment, the Zovio Growth Segment. The aggregation of the Fullstack and TutorMe operating segments is based on their uniform customer bases and methods of services provided, as well as evaluation of quantitative thresholds as required by ASC 280-10-50-12. Based on these same quantitative tests, the Zovio operating segment is a separate reportable segment, the University Partners Segment. This change in segment reporting did not have any impact on the determination of reporting units used to assess impairment under ASC 350, Intangibles - Goodwill and Other.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Segment Performance
The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue by segment
University Partners Segment	$69,679	$93,866
Zovio Growth Segment	7,180	4,006
Total revenue and other revenue	$76,859	$97,872

Segment profitability
University Partners Segment	$(5,437)	$(3,582)
Zovio Growth Segment	(1,615)	(3,935)
Total segment profitability(1)	$(7,052)	$(7,517)
(1) Segment profitability represents EBITDA.
The following table reconciles total loss before income taxes to total segment profitability (in thousands):

	Three Months Ended March 31,
	2021	2020
Loss before income taxes	$(9,410)	$(10,757)
Adjustments:
Other expense, net	73	262
Depreciation and amortization expense	2,285	2,978
Total segment profitability	$(7,052)	$(7,517)
For each the three months ended March 31, 2021 and March 31, 2020, Global Campus accounted for the entire amount of the University Partners segment revenue, respectively.
For each of the three months ended March 31, 2021 or 2020, there were no customers or individual university clients which accounted for 10% or more of the Zovio Growth segment revenue.
The Company’s total assets by segment are as follows (in thousands):

	As of March 31, 2021	As of December 31, 2020
University Partners Segment	$113,706	$111,830
Zovio Growth Segment	46,340	49,476
Total assets	$160,046	$161,306

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s accounts receivable and deferred revenue in each segment are as follows (in thousands):

	As of March 31, 2021	As of December 31, 2020
University Partners Segment accounts receivable	$3	$45
Zovio Growth Segment accounts receivable	6,828	7,159
Total accounts receivable	$6,831	$7,204

University Partners Segment deferred revenue	$10	$10
Zovio Growth Segment deferred revenue	8,067	8,080
Total deferred revenue	$8,077	$8,090
As of each March 31, 2021 and December 31, 2020, there were no individual partners or customers which accounted for 10% or more of the University Partners segment net accounts receivable balance. Additionally, as of each March 31, 2021 and December 31, 2020, there were no individual partners or customers which accounted for 10% or more of the Zovio Growth segment net accounts receivable balance, as customers are individual students or third parties paying on their behalf, rather than university clients.
The Company’s goodwill amounts both as of March 31, 2021 and December 31, 2020, respectively, are fully attributable to the Zovio Growth Segment. For additional information on goodwill, see Note 8, “Other Significant Balance Sheet Accounts - Goodwill and intangibles, net.”

17. Subsequent Events
Following a review of the operations and cost structure of the Company, on April 29, 2021, the Company's management adopted a plan to reduce operating expenses, implement cost reductions and conserve cash resources (the “Restructuring Plan”). The Restructuring Plan will result in a reduction in force of approximately 65 of our employees across the Company. While these cost actions were broad-based across the organization to drive overall efficiencies, they were centered primarily on administrative, non-student facing functions to ensure the Company is able to maintain the necessary resources to support our university partners. The Restructuring Plan is expected to be substantially completed by June 30, 2021. The Company plans to offer severance benefits to the affected employees, including cash severance payments and outplacement services. Each affected employee’s eligibility for the severance benefits is contingent upon such employee’s execution of a general release of claims against the Company. The Company currently expects to record a restructuring charge of approximately $2.3 million during the second quarter of 2021 as a result of the Restructuring Plan, consisting of one-time termination benefits for employee severance, benefits and related costs, all of which are expected to result in cash expenditures and substantially all of which will be paid out over the next 12 months.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussions and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report. For additional information regarding our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 24, 2021, as well as our consolidated financial statements and related notes thereto included in Part II, Item 8 of the Form 10-K.
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

Key operating data
In evaluating our operating performance, our management focuses in large part on our revenue and operating income (loss). The following table, which should be read in conjunction with our annual consolidated financial statements included elsewhere in this report, presents our key operating data for each of the periods presented (in thousands):

	Three Months Ended March 31,
Consolidated Statement of Income Data:	2021	2020
Revenue and other revenue	$76,859	$97,872
Operating loss	$(9,337)	$(10,495)

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
Restructuring and impairment expenses have historically been primarily comprised of (i) charges related to the write off and impairment of certain assets, (ii) severance costs related to headcount reductions made in connection with restructuring plans and (iii) estimated lease losses related to facilities vacated or consolidated under restructuring plans.
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
Cost reductions
Following a review of the operations and cost structure of the Company, on April 29, 2021, the Company's management adopted a plan to reduce operating expenses, implement cost reductions and conserve cash resources (the “Restructuring Plan”). We believe that these costs reductions will deliver annualized savings of $40.0 million. The Restructuring Plan will result in a reduction in force of approximately 65 of our employees across the Company. While these cost actions were broad-based across the organization to drive overall efficiencies, they were centered primarily on administrative, non-student facing functions to ensure the Company is able to maintain the necessary resources to support our university partners. The Restructuring Plan is expected to be substantially completed by June 30, 2021. The Company plans to offer severance benefits to the affected employees, including cash severance payments and outplacement services. Each affected employee’s eligibility for the severance benefits is contingent upon such employee’s execution of a general release of claims against the Company. The Company currently expects to record a restructuring charge of approximately $2.3 million during the second quarter of 2021 as a result of the Restructuring Plan, consisting of one-time termination benefits for employee severance, benefits and related costs, all of which are expected to result in cash expenditures and substantially all of which will be paid out over the next 12 months.
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

Trends and uncertainties regarding continuing operations
Valuation allowance
We recognize deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, we evaluate factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss. The cumulative loss incurred over the three-year period ended March 31, 2021 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. Such objective evidence limited our ability to consider in our evaluation other subjective evidence such as our projections for future growth. On the basis of our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against our deferred tax assets should continue to be maintained as of March 31, 2021.
Critical Accounting Policies and Use of Estimates
The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of the Form 10-K.
There were no other material changes to these critical accounting policies and estimates during the three months ended March 31, 2021.

Results of Operations
The following table sets forth our condensed consolidated statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2021	2020
Revenue and other revenue	100.0%	100.0%
Costs and expenses:
Technology and academic services	24.9	18.9
Counseling services and support	32.9	23.8
Marketing and communication	33.6	25.6
General and administrative	20.8	13.7
University-related expenses	—	25.9
Restructuring and impairment expense	—	2.8
Total costs and expenses	112.2	110.7
Operating loss	(12.2)	(10.7)
Other expense, net	(0.1)	(0.3)
Loss before income taxes	(12.3)	(11.0)
Income tax expense (benefit)	0.1	(13.1)
Net income (loss)	(12.4)%	2.1%
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Total revenue and other revenue. Our total revenue and other revenue for the three months ended March 31, 2021 and 2020, was $76.9 million and $97.9 million, respectively, a decrease of $21.0 million, or 21.5%. For the three months ended March 31, 2021 and 2020, University Partners segment revenue was $69.7 million and $93.9 million, respectively, representing a decrease of 25.8%, and the Zovio Growth segment revenue was $7.2 million and $4.0 million, respectively, representing an increase of 79.2%.

The decrease in revenue in the University Partners segment of $24.2 million between periods was primarily due to the change in business model in December 2020, and the related decrease in university-related revenue as compared to the prior year. This decrease was due to a decrease in average weekly enrollment for the three month period ended March 31, 2021, as compared to the three month period ended March 31, 2020. Partially offsetting the decrease in the University Partners segment was the increase of service revenue due to the Services Agreement entered into in December 2020, as well as an increase in other revenue generated from Transition Services Agreement of approximately $2.8 million.
The increase in revenue in the Zovio Growth segment between periods was primarily due to the growth in customer contracts experienced this year within our subsidiaries, Fullstack Academy and TutorMe.com.
Technology and academic services. Our technology and academic services for the three months ended March 31, 2021 and 2020, were $19.1 million and $18.5 million, respectively, an increase of $0.6 million, or 3.3%. Specific increases between periods primarily include license fees of $0.7 million, bad debt expense of $0.5 million, other technology and academic services of $0.5 million, and instructional supplies of $0.4 million, partially offset by an decrease in consulting and outside services of $0.8 million and facility costs of $0.5 million. Technology and academic services, as a percentage of revenue, for the three months ended March 31, 2021 and 2020, were 24.9% and 18.9%, respectively, an increase of 6.0%. This increase primarily included increases in employee costs of 2.4%, license fees of 1.4%, other technology and academic services of 1.1%, instructional supplies of 0.8%, and bad debt expense of 0.7%, partially offset by decreases in consulting and other outside services of 0.4% and facilities costs of 0.4%.
Counseling services and support. Our counseling services and support for the three months ended March 31, 2021 and 2020, were $25.3 million and $23.3 million, respectively, an increase of $2.0 million, or 8.6%. Specific factors contributing to the overall increase between periods were increases in employee costs of $3.7 million and human resources costs of $0.4 million, partially offset by increases in facilities costs of $1.5 million and other counseling services and support expenses of $0.6 million. Counseling services and support, as a percentage of revenue, for the three months ended March 31, 2021 and 2020, were 32.9% and 23.8%, respectively, an increase of 9.1%. This increase primarily included increases in employee costs of 9.7% and human resources costs of 0.7%, partially offset by decreases in facilities costs of 1.2% and other counseling services and support expenses of 0.5%.
Marketing and communication.. Our marketing and communication for the three months ended March 31, 2021 and 2020, were $25.8 million and $25.1 million, respectively, an increase of $0.7 million, or 3.0%. Specific factors contributing to the overall increase between periods were increases in employee costs of $0.8 million, consulting and outside services of $0.5 million, and advertising of $0.5 million, partially offset by a decrease in other marketing and communication expenses of $0.6 million. Marketing and communication, as a percentage of revenue, for the three months ended March 31, 2021 and 2020, were 33.6% and 25.6%, respectively, an increase of 8.0%. This increase primarily included increases in advertising of 6.2%, employee costs of 1.7%, and consulting and outside services of 0.8%, partially offset by a decrease in other marketing and communication expenses of 0.6%.
General and administrative. Our general and administrative expenses for the three months ended March 31, 2021 and 2020, were $15.9 million and $13.4 million, respectively, an increase of $2.5 million, or 18.7%. The increase between periods was primarily due to increases in executive severance of $3.5 million, insurance of $0.3 million and employee costs of $0.1 million, partially offset by a decrease in non-recurring stock compensation of $1.6 million and legal fees of $0.4 million. General and administrative expenses, as a percentage of revenue, for the three months ended March 31, 2021 and 2020, were 20.8% and 13.7%, respectively, an increase of 7.1%. This increase was primarily due to increases in executive severance of 4.5%, employee costs of 1.9%, and insurance of 0.5%, partially offset by a decrease in non-recurring stock compensation of 1.4%.
University-related expenses. We did not record any charges to university-related expenses for the three months ended March 31, 2021. For the three months ended March 31, 2020, these charges related to the legacy University.
Restructuring and impairment expense. We did not record any charge to restructuring and impairment expense for the three months ended March 31, 2021. For the three months ended March 31, 2020, we recorded a charge of approximately $2.8 million to restructuring and impairment expense, comprised primarily of a reduction in force and revised estimates of lease charges.

Other expense, net. Our other expense, net, was $73 thousand for the three months ended March 31, 2021 and other expense, net, was $0.3 million for the three months ended March 31, 2020. The change between periods was primarily due to a loss on deferred compensation investments for the three months ended March 31, 2021.
Income tax expense (benefit). We recognized an income tax expense of $0.1 million and an income tax benefit of $12.8 million for the three months ended March 31, 2021 and March 31, 2020, respectively, at effective tax rates of 0.9% and 118.8%, respectively. The income tax expense for the three months ended March 31, 2021 was mainly attributable to current state income taxes. The income tax benefit for the three months ended March 31, 2020 was attributable to certain changes in income tax law related to net operating loss carryback from tax years 2018 and 2019 to tax years 2013 and 2014 as a result of the CARES Act.
Net income (loss). Our net loss was $9.5 million for the three months ended March 31, 2021, compared to net income of $2.0 million for the three months ended March 31, 2020, a $11.5 million increase in the net loss as a result of the factors discussed above.
Liquidity and Capital Resources
We finance our operating activities and capital expenditures primarily through cash on hand. At March 31, 2021 and December 31, 2020, our cash and cash equivalents were $35.1 million and $35.5 million, total restricted cash was $20.0 million and $20.0 million, and we had investments of $1.4 million and $1.5 million, respectively. At March 31, 2021, we had $3.1 million of long-term notes payable.
There was a slight decrease in the fair value of our investments at March 31, 2021 as compared to December 31, 2020. We believe that any fluctuations we have experienced are temporary in nature and, while some of our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
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
Title IV and other governmental funding
Our largest university partner, Global Campus, derives the majority of its respective cash revenues from students who enroll and are eligible for various federal student financial assistance programs authorized under Title IV of the Higher Education Act. An institution is subject to significant regulatory scrutiny as a result of numerous standards that must be satisfied in order to participate in Title IV programs. For additional information regarding Title IV programs and the regulation thereof, see “Business—Regulation” included in Part I, Item 1 of the Form 10-K. The balance of revenues derived by Global Campus is from government tuition assistance programs for military personnel, including veterans, payments made in cash by individuals, reimbursement from corporate partnerships and private loans from third parties.
Operating activities
Net cash provided by operating activities was $0.8 million for the three months ended March 31, 2021, compared to net cash used in operating activities of $6.2 million for the three months ended March 31, 2020, an overall increase between periods in net cash provided by operating activities of $7.0 million. The increase in cash provided by operating activities is primarily attributable to the net increases in the working capital accounts, partially offset by the $11.5 million increase in net loss between periods and the decreases in non-cash lease expense and in non-cash stock compensation.
Investing activities
Net cash used in investing activities was $0.1 million for the three months ended March 31, 2021, compared to net cash used in investing activities of $1.3 million for the three months ended March 31, 2020. Capital expenditures for the three months ended March 31, 2021 were $0.2 million, compared to $1.2 million for the three months ended March 31, 2020. During the three months ended March 31, 2021 and 2020, we capitalized costs for intangibles of $0.1 million and $0.1 million, respectively. We expect our capital expenditures to be approximately $3.1 million for the year ending December 31, 2021.

Financing activities
Net cash used in financing activities was $1.1 million for the three months ended March 31, 2021, compared to net cash provided by financing activities of $0.9 million for the three months ended March 31, 2020. During each of the three months ended March 31, 2021 and 2020, net cash used included tax withholdings related to the issuance of restricted stock units vesting. For the three months ended March 31, 2020, we received $1.1 million of cash which was originally to be repaid as a function of generating future revenue.
Based on our current level of operations, we believe that our future cash flows from operating activities and our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. However, changes could occur that would consume our available capital resources before that time. Our capital requirements depend on numerous factors, including our ability to continue to generate revenue. Following the sale transaction in December 2020, the majority of our cash comes from one source. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all.
Off-Balance Sheet Arrangements
As part of our normal business operations, we are required to provide surety bonds in certain states where we do business. We entered into a surety bond facility with an insurance company to provide such bonds when required. As of March 31, 2021, the surety had issued $2.6 million of bonds on our behalf under this facility.
Significant Contractual Obligations
The following table sets forth, as of March 31, 2021, certain significant cash and contractual obligations that may affect our future liquidity:

	Payments Due by Period
(In thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Operating lease obligations	$39,244	$6,252	$5,400	$3,831	$3,538	$3,077	$17,146
Other contractual obligations	16,959	6,301	6,314	4,322	22	—	—
Uncertain tax positions	28	—	28	—	—	—	—
Total	$56,231	$12,553	$11,742	$8,153	$3,560	$3,077	$17,146
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

Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of March 31, 2021, we had approximately $3.1 million in long-term notes payable.
Our future investment income may fall short of expectations due to changes in interest rates. At March 31, 2021, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting, during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Changes to the 90/10 rule or related Title IV regulation could adversely impact our university partners, which in turn could adversely affect our revenues or our ability to grow.
In March 2021, President Biden signed the American Rescue Plan Act (“ARPA”) of 2021. The ARPA includes a major change in the 90/10 revenue test that provides for-profit institutions and their students access to the FSA programs. Under the ARPA, the Higher Education Act would be modified to change the formula from counting only Title IV program funds on the 90 side to instead include all “federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution” or collectively “federal education assistance funds.” The 90/10 provision will be subject to negotiated rulemaking after October 2021, with an earliest effective date on or after January 1, 2023. If this change were to go into effect, it could adversely impact our university partners, which in turn could adversely affect our revenues or our ability to grow.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
Item 2.05. Costs Associated with Exit or Disposal Activities.
On May 11, 2021, management initiated a plan of termination. For additional information, see Note 17, “Subsequent Events” on page 25 included in Part I, Item 1 of this report on Form 10-Q.
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
In April 2021, Victor K. Nichols was appointed as the lead independent director for our Company. George P. Pernsteiner, our Chairman of the Board, was previously independent but is currently serving in the role of Interim CEO and Office of the CEO.

On May 11, 2021, we notified Thomas J. McCarty, EVP, Chief Marketing Officer, that his position was being eliminated effective as of May 17, 2021. Pursuant to our Executive Severance Plan, upon the effective date Mr. McCarty shall become entitled, subject to his execution and nonrevocation of a general release of claims, to receive certain severance benefits, including:
•an aggregate amount, paid bi-weekly over 12 months, equal to $329,600, which is equal to his annual base salary;
•a prorated 2021 bonus to be paid in 2022 concurrently with 2021 bonuses paid to our other senior executives; and
•reimbursement of premiums actually paid by Mr. McCarty for continued coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 or other applicable law each month for a period of twelve months.

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
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Christopher L. Spohn, Office of the Chief Executive Officer, and Kevin Royal, Chief Financial Officer.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 12, 2021, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (Loss); (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOVIO INC

May 12, 2021	/s/ KEVIN ROYAL
Kevin Royal Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)