Form 10-Q
period 2021-06-30
Zovio Inc
filed 2021-07-28
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to________________
Commission File Number: 001-34272
___________________________________________________________________________

ZOVIO INC
(Exact name of registrant as specified in its charter)
____________________________________________________________________________

Delaware	59-3551629
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
The total number of shares of common stock outstanding as of July 21, 2021, was 33,417,762.

ZOVIO INC
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements
ZOVIO INC
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of June 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$23,981	$35,462
Restricted cash	13,283	20,035
Investments	1,476	1,515
Accounts receivable, net of allowance for credit losses of $1.8 million and $1.2 million at June 30, 2021 and December 31, 2020, respectively	7,922	7,204
Prepaid expenses and other current assets	13,231	12,617
Total current assets	59,893	76,833
Property and equipment, net	28,615	30,575
Operating lease assets	31,388	20,114
Goodwill and intangibles, net	30,433	31,785
Other long-term assets	3,566	1,999
Total assets	$153,895	$161,306
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$51,439	$62,693
Deferred revenue and student deposits	10,582	8,090
Total current liabilities	62,021	70,783
Rent liability	36,523	24,125
Other long-term liabilities	8,243	7,181
Total liabilities	106,787	102,089
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both June 30, 2021, and December 31, 2020	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 67,127 and 66,454 issued, and 33,418 and 32,267 outstanding, at June 30, 2021 and December 31, 2020, respectively	674	668
Additional paid-in capital	170,341	179,489
Retained earnings	312,793	326,319
Treasury stock, 33,709 and 34,187 shares at cost at June 30, 2021, and December 31, 2020, respectively	(436,700)	(447,259)
Total stockholders' equity	47,108	59,217
Total liabilities and stockholders' equity	$153,895	$161,306
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$66,670	$5,054	$140,777	$9,127
University-related revenue	—	98,886	—	192,685
Other revenue	2,516	—	5,268	—
Revenue and other revenue	$69,186	$103,940	$146,045	$201,812
Costs and expenses:
Technology and academic services	$18,056	$17,209	$37,200	$35,737
Counseling services and support	23,173	23,540	48,498	46,859
Marketing and communication	21,729	21,675	47,560	46,743
General and administrative	8,376	11,581	24,272	24,968
University-related expenses	—	24,167	—	49,469
Restructuring and impairment expense	2,341	483	2,341	3,246
Total costs and expenses	73,675	98,655	159,871	207,022
Operating income (loss)	(4,489)	5,285	(13,826)	(5,210)
Other income (loss), net	232	161	159	(101)
Income (loss) before income taxes	(4,257)	5,446	(13,667)	(5,311)
Income tax expense (benefit)	(224)	299	(141)	(12,478)
Net income (loss)	$(4,033)	$5,147	$(13,526)	$7,167
Income (loss) per share:
Basic	$(0.12)	$0.16	$(0.41)	$0.23
Diluted	$(0.12)	$0.16	$(0.41)	$0.23
Weighted average number of common shares outstanding used in computing income (loss) per share:
Basic	33,343	32,137	33,058	31,238
Diluted	33,343	32,501	33,058	31,495
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2019	65,695	$660	$192,413	$375,180	$(469,315)	$98,938
Adoption of accounting standard (ASU 2016-13)	—	—	—	91	—	91
Stock-based compensation	—	—	4,138	—	—	4,138
Stock issued under stock incentive plan, net of shares held for taxes	338	3	(205)	—	—	(202)
Net income	—	—	—	2,020	—	2,020
Balance at March 31, 2020	66,033	$663	$196,346	$377,291	$(469,315)	$104,985
Stock-based compensation	—	—	802	—	—	802
Stock issued under employee stock purchase plan	57	1	111	—	—	112
Stock issued under stock incentive plan, net of shares held for taxes	236	2	(182)	—	—	(180)
Contingent consideration	—	—	1,245	—	—	1,245
Stock issued for acquisition	—	—	(22,162)	—	22,162	—
Repurchase of common stock	—	—	—	—	(106)	(106)
Net income	—	—	—	5,147	—	5,147
Balance at June 30, 2020	66,326	$666	$176,160	$382,438	$(447,259)	$112,005

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2020	66,454	$668	$179,489	$326,319	$(447,259)	$59,217
Stock-based compensation	—	—	2,382	—	—	2,382
Stock issued under stock incentive plan, net of shares held for taxes	563	5	(1,083)	—	—	(1,078)
Contingent consideration	—	—	(122)	—	—	(122)
Issuance of shares for acquisition	—	—	(10,559)	—	10,559	—
Net loss	—	—	—	(9,493)	—	(9,493)
Balance at March 31, 2021	67,017	$673	$170,107	$316,826	$(436,700)	$50,906
Stock-based compensation	—	—	247	—	—	247
Stock issued under employee stock purchase plan	31	—	76	—	—	76
Stock issued under stock incentive plan, net of shares held for taxes	79	1	(89)	—	—	(88)
Net loss	—	—	—	(4,033)	—	(4,033)
Balance at June 30, 2021	67,127	$674	$170,341	$312,793	$(436,700)	$47,108
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(13,526)	$7,167
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts	911	6,402
Depreciation and amortization	4,262	5,883
Deferred income taxes	—	(4)
Stock-based compensation	2,629	4,940
Noncash lease expense	4,367	6,427
Net loss (gain) on marketable securities	(144)	117
Loss (gain) on disposal or impairment of fixed assets	61	—
Changes in operating assets and liabilities:
Accounts receivable	(1,628)	(13,598)
Prepaid expenses and other current assets	(614)	301
Other long-term assets	(1,568)	6
Accounts payable and accrued liabilities	(9,198)	(9,139)
Deferred revenue and student deposits	2,491	6,781
Operating lease liabilities	(5,243)	(6,409)
Other liabilities	940	(2,158)
Net cash provided by (used in) operating activities	(16,260)	6,716
Cash flows from investing activities:
Capital expenditures	(733)	(1,570)
Purchases of investments	(64)	(684)
Capitalized costs for intangible assets	(333)	(146)
Sale of investments	247	1,818
Net cash used in investing activities	(883)	(582)
Cash flows from financing activities:
Proceeds from the issuance of stock under employee stock purchase plan	76	112
Borrowings from long-term liabilities	—	2,682
Tax withholdings on issuance of stock awards	(1,166)	(382)
Repurchase of common stock	—	(106)
Net cash provided by (used in) financing activities	(1,090)	2,306
Net increase (decrease) in cash, cash equivalents and restricted cash	(18,233)	8,440
Cash, cash equivalents and restricted cash at beginning of period	55,497	92,537
Cash, cash equivalents and restricted cash at end of period	$37,264	$100,977

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$23,981	$75,073
Restricted cash	13,283	25,904
Total cash, cash equivalents and restricted cash	$37,264	$100,977

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$14	$513
Issuance of common stock for vested restricted stock units	$3,774	$1,270
Debt extinguishment	$3,095	$—
Issuance of notes payable	$2,809	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business
Zovio Inc (the “Company”) is a Delaware corporation, and is an education technology services company that partners with higher education institutions and employers to deliver innovative, personalized solutions to help learners and leaders achieve their aspirations. Additionally, in April 2019, the Company acquired both Fullstack Academy, Inc, (“Fullstack”) and TutorMe.com, Inc. (“TutorMe”), each of which became wholly-owned subsidiaries of the Company at that time.
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
Following the closing of the transaction of the Purchase Agreement (the “Sale Transaction”), Global Campus owns and operates the University in affiliation with the University of Arizona and with a focus on expanding access to education for non-traditional adult learners, and the Company provides services to Global Campus under a long-term Strategic Services Agreement (the “Services Agreement”). The services that the Company provides to Global Campus under the Services Agreement include recruiting, admissions, marketing, student finance, financial aid processing, and financial aid advising, program advising, student retention advising, support services for academics, information technology and institutional support.
The majority of the Company's cash comes from the Services Agreement with Global Campus. The service fees in the Services Agreement are subject to certain minimum residual liability adjustments, including performance-based adjustments, minimum profit level adjustments, and excess direct cost adjustments. These adjustments are all variable in nature in that they depend upon the Company’s performance during each service period.

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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements. Actual results could differ from those estimates.
Notes Payable
The fair value of the Company’s outstanding notes payable was estimated using the net present value of the payments, discounted at an interest rate consistent with market interest rates. The Company, through Fullstack, had previously entered into a contract whereby its counterparty advanced funds to the Company for certain program development costs, which the Company is obligated to repay out of future revenues from the developed program. The Company recognized these advances as a debt obligation, and expects to begin repayments from future program revenues four years from the contract start date.
During the second quarter of 2021, the notes payable contract was amended and the amount was revalued. As such, included within the other income (loss), net, on the condensed consolidated statements of income (loss) for the three and six months ended June 30, 2021, is an offset of interest expense in the amount of $3.1 million, as well as a loss on extinguishment of debt of $2.8 million, the net impact of which is immaterial.
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
On December 1, 2020, the Company entered into the Services Agreement with Global Campus whereby the Company will provide certain educational technology and support services, which has an initial term of just over fifteen years, subject to renewal options and certain early termination provisions. The amounts earned from the Services Agreement are within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”), and are denoted as revenue on the condensed consolidated statements of income (loss). On December 1, 2020, the Company also entered into a transition services agreement with Global Campus whereby the Company will provide certain temporary transition services (the “Transition Services Agreement”), which has a term of three years. The amounts earned from the Transition Services Agreement are denoted as other revenue on the condensed consolidated statements of income (loss).
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Technology and Academic Services
Technology and academic services costs consist primarily of costs related to ongoing maintenance of educational infrastructure, including online course delivery and management, student records, assessment, customer relations management and other internal administrative systems. These costs were previously components of instructional costs and services, as well as general and administrative. This also includes costs to provide support for curriculum and new program development, support for faculty training and development and technical support. This expense category includes salaries, benefits and share-based compensation, information technology costs, curriculum and new program development costs (which are expensed as incurred) and other costs associated with these support services. This category also includes an allocation of depreciation, amortization, human resources, rent, and occupancy costs attributable to the provision of these services.
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
University-Related Expenses
University-related expenses represent those costs that were transferred to Global Campus in the Sale Transaction and that are no longer incurred by the Company. These costs were previously primarily components of instructional costs and services, with some costs from admissions advisory and marketing and some general and administrative, including instructor fees and other employee costs, student related bad debt expense, license fees for licenses transferred to Global Campus and other costs.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company applied the new standard, including all applicable updates, effective January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements.

3. Financial Statement Reclassification
On December 1, 2020, the Company consummated the Sale Transaction. For additional information on the Sale Transaction, see Note 1, “Nature of Business” above. The Company now provides services to Global Campus, which include recruiting, financial aid, counseling, institutional support, information technology, and academic support services. The Company made changes in its presentation of revenue line items and operating expenses and reclassified prior periods to conform to the current presentation. The Company determined that these changes would provide more meaningful information as this new presentation provides transparency for costs that will be incurred as a service provider and costs that will not reoccur in the future as they are related to university costs that were transferred to Global Campus in the Sale Transaction.
We have reclassified our operating expenses for prior period to conform to the above disaggregation and revisions to our presentation. There were no changes to total operating expenses or operating income as a result of these reclassifications.
The following table presents our operating expenses as previously reported and as reclassified on our condensed consolidated statements of income (loss) for each of the three and six-months period ended June 30, 2020 (in thousands):

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
Costs and expenses:	As Reported	As Reclassified	As Reported	As Reclassified
Technology and academic services	$—	$17,209	$—	$35,737
Counseling services and support	—	23,540	—	46,859
Marketing and communication	—	21,675	—	46,743
Instructional costs and services	44,874	—	91,255	—
Admissions advisory and marketing	38,802	—	80,535	—
General and administrative	14,496	11,581	31,986	24,968
University-related expenses	—	24,167	—	49,469
Restructuring and impairment expense	483	483	3,246	3,246
Total costs and expenses	$98,655	$98,655	$207,022	$207,022

4. Revenue, Other Revenue and Deferred Revenue
The following table presents the Company’s net revenue disaggregated based on the revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Strategic services revenue	$59,688	$—	$126,614	$—
Transition services income	2,516	—	5,268	—
Tuition revenue, net	6,866	95,316	13,956	184,350
Digital materials revenue, net	—	5,634	—	11,606
Technology fee revenue, net	—	2,514	—	5,000
Other revenue, net (1)	116	476	207	856
Total revenue, net	$69,186	$103,940	$146,045	$201,812
(1) Primarily consists of revenues generated from various service and other miscellaneous fees.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the Company’s net revenue disaggregated based on the timing of revenue recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Over time, over period of instruction	$69,135	$84,083	$145,903	$162,213
Over time, full tuition grant (1)	—	14,642	—	28,843
Point in time (2)	51	5,215	142	10,756
Total revenue, net	$69,186	$103,940	$146,045	$201,812
(1)Represents revenue generated from the FTG program.
(2)Represents revenue generated from digital textbooks and other miscellaneous fees.

The Company operates under two reportable segments and has no foreign operations or assets located outside of the United States. For additional information on segmentation, see Note 16, “Segment Information.”
Deferred Revenue and Student Deposits
Deferred revenue and student deposits consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Deferred revenue	$9,981	$7,477
Student deposits	601	613
Total deferred revenue and student deposits	$10,582	$8,090

Deferred revenue consists of cash payments that are received or due in advance of the Company’s performance.
Below are the opening and closing balances of deferred revenue from the Company’s contracts with customers (in thousands):

	2021	2020
Deferred revenue opening balance, January 1	$7,477	$23,356
Deferred revenue closing balance, June 30	9,981	32,101
Increase (decrease)	$2,504	$8,745
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
The difference between the opening and closing balances of deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment. For the six months ended June 30, 2021, the Company recognized $6.1 million of revenue that was included in the deferred revenue balance as of January 1, 2021. For the six months ended June 30, 2020, the Company recognized $22.6 million of revenue that was included in the deferred revenue balance as of

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
January 1, 2020. Amounts reported in the closing balance of deferred revenue are expected to be recognized as revenue within the next 12 months.
5. Restructuring and Impairment Expense
During the three months ended June 30, 2021 and 2020, the Company recognized $2.3 million and $0.5 million, respectively, of restructuring and impairment expense. During the six months ended June 30, 2021 and 2020, the Company recognized $2.3 million and $3.2 million, respectively, of restructuring and impairment expense. The components of these expenses are further described below.
The Company previously relocated its headquarters from California to Arizona. In addition, the Company previously vacated or consolidated properties and subsequently reassessed its obligations on non-cancelable leases. As a result, during the three and six months ended June 30, 2020, the Company recognized relocation and lease reassessment expenses of $0.2 million and $0.3 million, respectively. No such expense was recorded for either the three or six months ended June 30, 2021, respectively.
In May 2021, the Company's implemented a restructuring plan to reduce operating expenses, implement cost reductions and conserve cash resources. The restructuring plan was substantially completed by June 30, 2021. The Company recorded a charge during the second quarter of 2021 as a result of the restructuring, consisting of one-time termination benefits for employee severance, benefits and related costs, all of which are expected to result in cash expenditures and substantially all of which will be paid out over the next 12 months. During the three months ended June 30, 2021, the Company recognized severance costs of $2.3 million, all of which related to the University Partners segment. For the three months ended June 30, 2020, the Company recognized $0.3 million of restructuring and impairment expense relating to severance costs for wages and benefits for a prior restructuring plan. During the six months ended June 30, 2021 and 2020, the Company recognized severance costs of $2.3 million and $3.0 million, respectively.
The following table summarizes the amounts recorded in the restructuring and impairment expense line item on the Company’s condensed consolidated statements of income (loss) for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Severance costs	$2,341	$250	$2,341	$2,972
Lease exit and other costs	—	233	—	274
Total restructuring and impairment expense	$2,341	$483	$2,341	$3,246
The following table summarizes the changes in the Company's restructuring and impairment liability by type during the six months ended June 30, 2021 (in thousands):

	Student Transfer Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2020	$1,282	$742	$1,974	$3,998
Restructuring and impairment expense	—	2,341	—	2,341
Payments and adjustments	—	(1,369)	(1,008)	(2,377)
Balance at June 30, 2021	$1,282	$1,714	$966	$3,962
The restructuring liability amounts are recorded within either the (i) accounts payable and accrued liabilities account or (ii) lease liability account on the condensed consolidated balance sheets.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Fair Value Measurements
The following tables summarize the fair value information as of June 30, 2021 and December 31, 2020, respectively (in thousands):

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,476	$—	$—	$1,476

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,515	$—	$—	$1,515
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
There were no differences between amortized cost and fair value of investments as of June 30, 2021 or December 31, 2020, and no reclassifications out of accumulated other comprehensive income during either the six months ended June 30, 2021 or 2020.
7. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Accounts receivable	$9,750	$8,420
Less allowance for credit losses	1,828	1,216
Accounts receivable, net	$7,922	$7,204

The following table presents the changes in the allowance for credit losses for the six months ended June 30, 2021 (in thousands):

	Beginning Balance	Charged to Expense	Write-offs	Recoveries of amounts	Ending Balance
Non-FTG related allowance	$1,216	$911	$(299)	$—	$1,828
Total allowance for credit losses	$1,216	$911	$(299)	$—	$1,828

The following table presents the changes in the allowance for credit losses for the six months ended June 30, 2020 (in thousands):

	Beginning Balance	Charged to Expense	Write-offs	Recoveries of amounts	Ending Balance
FTG-related allowance	$1,749	$1,193	$(983)	$234	$2,193
Non-FTG related allowance	11,963	5,209	(10,833)	3,233	9,572
Total allowance for credit losses	$13,712	$6,402	$(11,816)	$3,467	$11,765

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Prepaid expenses	$3,268	$3,027
Prepaid licenses	3,036	1,371
Prepaid income taxes	33	48
Income tax receivable	—	1,644
Prepaid insurance	1,707	1,127
Insurance recoverable	360	404
Other current assets (1)	4,827	4,996
Total prepaid expenses and other current assets	$13,231	$12,617
(1) Other current assets includes payment of net asset adjustment due from Global Campus related to the Sale Transaction.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Furniture and office equipment	$23,511	$36,146
Software	5,509	7,512
Leasehold improvements	16,772	16,325
Vehicles	22	22
Total property and equipment	45,814	60,005
Less accumulated depreciation and amortization	(17,199)	(29,430)
Total property and equipment, net	$28,615	$30,575
For the three months ended June 30, 2021 and 2020, depreciation and amortization expense related to property and equipment was $1.3 million and $1.6 million, respectively. For the six months ended June 30, 2021 and 2020, depreciation and amortization expense related to property and equipment was $2.6 million and $3.2 million, respectively.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Goodwill and Intangibles, Net
Goodwill and intangibles, net, consisted of the following (in thousands):

	June 30, 2021
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$13,858	$(12,764)	$1,094
Purchased intangible assets	14,185	(8,022)	6,163
Total definite-lived intangible assets	$28,043	$(20,786)	$7,257
Goodwill			23,176
Total goodwill and intangibles, net			$30,433

	December 31, 2020
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$13,745	$(12,644)	$1,101
Purchased intangible assets	14,185	(6,677)	7,508
Total definite-lived intangible assets	$27,930	$(19,321)	$8,609
Goodwill			23,176
Total goodwill and intangibles, net			$31,785
For the three months ended June 30, 2021 and 2020, amortization expense was $0.7 million and $1.3 million, respectively. For the six months ended June 30, 2021 and 2020, amortization expense was $1.7 million and $2.7 million, respectively.
The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
Remainder of 2021	$1,319
2022	2,459
2023	2,303
2024	721
2025	117
Thereafter	338
Total future amortization expense	$7,257

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Accounts payable	$10,583	$11,246
Accrued salaries and wages	7,098	6,149
Accrued bonus	1,661	11,428
Accrued vacation	3,600	3,369
Accrued litigation and fees	8,341	8,341
Minimum residual liability	608	1,216
Accrued expenses	13,395	12,473
Current leases payable	4,847	6,934
Accrued insurance liability	1,297	1,537
Accrued income taxes payable	9	—
Total accounts payable and accrued liabilities	$51,439	$62,693
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Uncertain tax positions	$28	$28
Notes payable	2,847	2,981
Other long-term liabilities	5,368	4,172
Total other long-term liabilities	$8,243	$7,181

9. Credit Facilities
The Company has issued letters of credit that are collateralized with cash, in the aggregate amount of $13.2 million as of June 30, 2021. The letters of credit relate primarily to the Company's leased facilities and insurance requirements. The collateralized cash is held in restricted cash on the Company's condensed consolidated balance sheets.
The Company is required to provide surety bonds in certain states in which it does business. As a result, the Company had previously entered into a surety bond facility with an insurance company to provide such bonds when required. Although there are no remaining bonds on the Company’s behalf under this facility as of June 30, 2021, the Company still holds certain liability associated with any required collateral.
10. Lease Obligations
Operating Leases
The Company leases various office and classroom facilities with terms that expire at various dates through 2033. These facilities are used for academic operations, corporate functions, enrollment services and student support services. The Company does not have any leases other than its office facilities and classrooms. All of the leases were classified as operating leases for the period ended June 30, 2021, and the Company does not have any finance leases. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on the Company’s condensed consolidated balance sheets.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company obtained additional right-of-use assets of $14.6 million in exchange for lease obligations related to new classroom and office leases during the period ended June 30, 2021.
The Company has agreements to sublease certain portions of its office facilities, with three active subleases as of June 30, 2021. The Company’s subleases do not include any options to extend or for early termination and do not contain any residual value guarantees or restrictive covenants. All of the subleases were classified as operating leases for the period ended June 30, 2021. The Company is subleasing approximately 37,000 square feet of office space in Denver, Colorado with a remaining commitment to lease of 2 months and net lease payments of $0.2 million. The Company is subleasing additional office space of approximately 21,000 square feet in Denver, Colorado with a remaining commitment to lease of 20 months and net lease payments of $1.0 million. The Company is also subleasing approximately 24,000 square feet of office space in San Diego, California with a remaining commitment to lease of 6 months and net lease payments of $0.5 million. Sublease income for the six months ended June 30, 2021 and 2020 was $1.3 million and $1.0 million, respectively.
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
The following table sets forth the computation of basic and diluted income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(4,033)	$5,147	$(13,526)	$7,167
Denominator:
Weighted average number of common shares outstanding	33,343	32,137	33,058	31,238
Effect of dilutive options and stock units	—	364	—	257
Diluted weighted average number of common shares outstanding	33,343	32,501	33,058	31,495
Income (loss) per share:
Basic	$(0.12)	$0.16	$(0.41)	$0.23
Diluted	$(0.12)	$0.16	$(0.41)	$0.23
The following table sets forth the number of stock options and stock units excluded from the computation of diluted income (loss) per share for the periods indicated below because their effect was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	1,308	1,675	1,445	1,720
Stock units	1,269	718	1,094	1,603

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
12. Stock-Based Compensation
The Company recorded $0.2 million and $0.8 million of stock-based compensation expense for the three months ended June 30, 2021 and 2020, respectively. The related income tax benefit was $0.1 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively.
The Company recorded $2.6 million and $4.9 million of stock-based compensation expense for the six months ended June 30, 2021 and 2020, respectively. The related income tax benefit was $0.7 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively.
During the six months ended June 30, 2021, the Company granted 1.0 million RSUs at a weighted average grant date fair value of $3.39 and 0.9 million RSUs vested. During the six months ended June 30, 2020, the Company granted 1.4 million RSUs at a grant date fair value of $2.15, and 0.8 million RSUs vested.
During the six months ended June 30, 2021, the Company granted 0.8 million performance-based PSUs at a weighted average grant date fair value of 2.73, and no performance-based or market-based PSUs vested. During the six months ended June 30, 2020, 1.1 million market-based PSUs were granted at a weighted average grant date fair value of 2.18 and no performance-based or market-based PSUs vested.
During both the six months ended June 30, 2021, and the six months ended June 30, 2020, the Company did not grant any stock options and no stock options were exercised.
As of June 30, 2021, unrecognized compensation cost was $6.5 million related to unvested stock options, RSUs and PSUs.
13. Income Taxes
The Company uses the asset-liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that will result in income and deductions in future years.
The Company recognizes deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, the Company evaluates a number of factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended June 30, 2021 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation certain subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against its deferred tax assets should continue to be maintained as of June 30, 2021.
The Company’s current effective income tax rate that has been applied to normal, recurring operations for the six months ended June 30, 2021 was (1.0)%. The Company’s actual effective income tax rate for the six months ended June 30, 2021, after discrete items, was 1.0%.
As of both June 30, 2021, and December 31, 2020, the Company had $19 thousand, respectively, of gross unrecognized tax benefits, of which $15 thousand, respectively, would impact the effective income tax rate if recognized. Although the Company believes the tax accruals provided are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from the Company’s historical income tax provisions and accruals.
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
On November 12, 2020, WSCUC notified the Company that it had approved the change of control application filed to complete the Sale Transaction, subject to certain conditions. These conditions included (i) ensuring that Global Campus is differentiated effectively from the University of Arizona and its affiliates in marketing materials; (ii) providing a report to WSCUC within 90 days of the close of the transaction outlining the actionable steps it will take to address student success including in the form of retention and graduation; (iii) those officers, administrators and related parties who become Global Campus officers or administrators divest themselves of their financial and ownership interest in the Company; and (iv) Global Campus and the Company submit a revised strategic services agreement which incorporates any applicable key performance indicators into that agreement. Additionally, WSCUC notified Global Campus that the provisions of the Notice of Concern issued as part of the reaffirmation of the University in July 2019 remain in effect.

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
•Financial Responsibility - The Department calculates an institution’s composite score for financial responsibility based on its (i) equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution’s ability to operate at a profit. An institution that does not meet the Department’s minimum composite score of 1.5 may demonstrate its financial responsibility by posting a letter of credit in favor of the Department and possibly accepting other conditions on its participation in the Title IV programs. Following the Sale Transaction, the University is no longer owned by the Company, and therefore Global Campus will submit its stand-alone audited financial statements to the Department for the purpose of calculating the institution’s composite score.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
On March 18, 2021 the Department announced it would adopt a streamlined approach for granting full debt relief to borrowers reversing the methodology first announced in December 2019 that allowed for partial student loan cancellation for borrowers. The Department determined that the previous methodology did not result in an appropriate relief determination.
In July 2020, the Department notified the Company that they would be initiating a preliminary review of borrower defense applications from borrowers who made claims regarding the University. As part of the initial fact-finding process, the Department will send individual student claims to the University and allow the institution the opportunity to submit a response to the borrower’s allegations. The Company received and timely responded to the submitted claims and cannot predict the outcome of the Department's review. The Company has responded to everything received and cannot predict the outcome of this review at this time.
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
The parties did not reach a resolution and on November 29, 2017, the CA Attorney General filed suit against Ashford and the Company. The Company intends to vigorously defend this case and emphatically denies the allegations made by the CA Attorney General that it ever deliberately misled its students, falsely advertised its programs, or in any way was not fully accurate in its statements to investors. A trial is scheduled for October 2021. We cannot predict the outcome at this time. The Company cannot reasonably estimate any updated range of loss for this action based on currently available information and as such, the prior accrual of $8.0 million remains and is recorded on the accounts payable and accrued liabilities line item on the condensed consolidated balance sheets.
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
While the Company denies the allegations made by the MA Attorney General, the parties have reached a resolution. The resolution does not include an admission or finding of wrongdoing by the Company or any non-compliance with any state or federal law, rule or regulation. The Company will pay $0.3 million to the MA Attorney General and will also cease to collect previously written off balances owed to Ashford University by students who enrolled in Ashford and were Massachusetts residents between 2011 to 2014.

16. Segment Information
Prior to December 1, 2020, the Company operated in one segment for reporting purposes. Following the Sale Transaction, the Company now operates in two reportable segments: The University Partners Segment and the Zovio Growth Segment. These segments were recast based upon the Company’s respective offerings.
On December 1, 2020, the Company consummated the Sale Transaction. For additional information see Note 1, “Nature of Business.” The Company reports segment information based upon the management approach, and the Sale Transaction resulted in a change in how the chief operating decision maker viewed the operations moving forward. This change included the creation of three operating segments: Fullstack, TutorMe, and Zovio, and two reportable segments: University Partners and Zovio Growth.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Company’s University Partners Segment includes the technology and services provided to colleges and universities to enable the online delivery of degree programs and related goods and services. The Company’s University Partners Segment also includes the tuition revenue related to the University prior to the Sale Transaction on December 1, 2020.
Segment Performance
The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue by segment
University Partners	$62,254	$98,962	$131,933	$192,828
Zovio Growth	6,932	4,978	14,112	8,984
Total revenue and other revenue	$69,186	$103,940	$146,045	$201,812

Segment profitability
University Partners	$(654)	$8,655	$(6,091)	$5,073
Zovio Growth	(1,858)	(465)	(3,473)	(4,400)
Total segment profitability(1)	$(2,512)	$8,190	$(9,564)	$673
(1) Segment profitability represents EBITDA.
The following table reconciles total loss before income taxes to total segment profitability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$(4,257)	$5,446	$(13,667)	$(5,311)
Adjustments:
Other expense, net	(232)	(161)	(159)	101
Depreciation and amortization expense	1,977	2,905	4,262	5,883
Total segment profitability	$(2,512)	$8,190	$(9,564)	$673
During both the six months ended June 30, 2021 and June 30, 2020, Global Campus accounted for the entire amount of the University Partners segment revenue, respectively.
During both the six months ended June 30, 2021 or 2020, there were no customers or individual university clients which accounted for 10% or more of the Zovio Growth segment revenue.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s total assets by segment are as follows (in thousands):

	As of June 30, 2021	As of December 31, 2020
University Partners	$91,587	$111,830
Zovio Growth	62,308	49,476
Total assets	$153,895	$161,306

The Company’s accounts receivable and deferred revenue in each segment are as follows (in thousands):

	As of June 30, 2021	As of December 31, 2020
University Partners accounts receivable	$2	$45
Zovio Growth accounts receivable	7,920	7,159
Total accounts receivable	$7,922	$7,204

University Partners deferred revenue	$—	$10
Zovio Growth deferred revenue	10,582	8,080
Total deferred revenue	$10,582	$8,090
As of each June 30, 2021 and December 31, 2020, there were no individual partners or customers which accounted for 10% or more of the University Partners segment net accounts receivable balance. Additionally, as of each June 30, 2021 and December 31, 2020, there were no individual partners or customers which accounted for 10% or more of the Zovio Growth segment net accounts receivable balance, as customers are individual students or third parties paying on their behalf, rather than university clients.
The Company’s goodwill amounts as of June 30, 2021 and December 31, 2020, respectively, are fully attributable to the Zovio Growth Segment. For additional information on goodwill, see Note 8, “Other Significant Balance Sheet Accounts - Goodwill and intangibles, net.”

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
In April 2019, the Company acquired both Fullstack Academy, Inc (“Fullstack”) and TutorMe.com, Inc. (“TutorMe”), each of which became wholly-owned subsidiaries of the Company. Fullstack is an innovative web development school offering immersive technology bootcamps, and TutorMe is an online education platform that provides 24/7 on-demand tutoring and online courses. Fullstack and TutorMe are both contributors to Zovio's strategy of becoming a best-in-class education technology services company.
Key Financial Metrics
In evaluating our operating performance, our management focuses in large part on our revenue and operating income (loss). The following table, which should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report, presents our key operating data for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated Statement of Income Data:	2021	2020	2021	2020
Revenue and other revenue	$69,186	$103,940	$146,045	$201,812
Operating income (loss)	$(4,489)	$5,285	$(13,826)	$(5,210)
Revenue and other revenue
On December 1, 2020, the Company entered into the Services Agreement with Global Campus whereby the Company will provide certain educational technology and support services, which has an initial term of fifteen years, subject to renewal options and certain early termination provisions. The amounts earned from the Services Agreement are denoted as revenue on the condensed consolidated statements of income (loss). On December 1, 2020, the Company also entered into a transition services agreement with Global Campus whereby the Company will provide certain temporary transition services (the “Transition Services Agreement”), which has a term of three years. The amounts earned from the Transition Services Agreement are denoted as other revenue on the condensed consolidated statements of income (loss). Subsequent to December 1, 2020, revenue is primarily derived from service revenue from our university partners.

Prior to December 1, 2020, the majority of the amounts earned by the Company were from tuition, technology fees, and digital materials related to students whose primary funding source is governmental funding. The amounts earned from these streams is denoted as university-related revenue on the condensed consolidated statements of income (loss). Factors affecting this revenue include (i) the number of students who enroll and remain enrolled in courses, (ii) degree and program mix, (iii) changes in tuition rates and (iv) the amount of scholarships offered. Enrollments are a function of the number of continuing students at the beginning of each period and new enrollments during the period, offset by students who either graduated or withdrew during the period.
Costs and expenses
Technology and academic services costs consist primarily of costs related to ongoing maintenance of educational infrastructure, including online course delivery and management, student records, assessment, customer relations management and other internal administrative systems. This also includes costs to provide support for curriculum and new program development, support for faculty training and development and technical support. This expense category includes salaries, benefits and share-based compensation, information technology costs, curriculum and new program development costs (which are expensed as incurred) and other costs associated with these support services. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of these services.
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

Cost reductions
We recently took actions to reduce our cost structure to more appropriately align it with both our revenue expectations and the nature of our business following the Sale Transaction. As we moved through the second quarter of 2021, our enrollment began to stabilize at levels slightly lower than anticipated, causing us to further reduce our planned spending. Our total year-to-date cost reduction efforts will yield approximately $40.0 million of savings in calendar 2021, and approximately $60 million in annualized savings going forward, compared to planned spending levels.
Seasonality
Our operations are generally subject to seasonal trends. Our university partners generally experience a seasonal increase in new enrollments during the first quarter of each year, subsequent to holiday break, as well as during the third quarter each year, when most other colleges and universities begin their fall semesters. While our university partners enroll students throughout the year, fourth quarter revenue is generally lower than other quarters due to the holiday break in December, with an increase in the first quarter of each year.
Trends and uncertainties regarding continuing operations
Valuation allowance
We recognize deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, we evaluate factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss. The cumulative loss incurred over the three-year period ended June 30, 2021 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. Such objective evidence limited our ability to consider in our evaluation other subjective evidence such as our projections for future growth. On the basis of our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against our deferred tax assets should continue to be maintained as of June 30, 2021.
Critical Accounting Policies and Use of Estimates
The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of the Form 10-K.
There were no material changes to these critical accounting policies and estimates during the six months ended June 30, 2021.

Results of Operations
The following table sets forth our condensed consolidated statements of income (loss) data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue and other revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Technology and academic services	26.1	16.6	25.5	17.7
Counseling services and support	33.5	22.6	33.2	23.2
Marketing and communication	31.4	20.9	32.6	23.2
General and administrative	12.2	11.1	16.6	12.4
University-related expenses	—	23.2	—	24.4
Restructuring and impairment expense	3.4	0.5	1.6	1.6
Total costs and expenses	106.6	94.9	109.5	102.5
Operating income (loss)	(6.6)	5.1	(9.5)	(2.5)
Other income (loss), net	0.3	0.2	0.1	(0.1)
Income (loss) before income taxes	(6.3)	5.3	(9.4)	(2.6)
Income tax expense (benefit)	(0.3)	0.3	(0.1)	(6.2)
Net income (loss)	(5.8)%	5.0%	(9.3)%	3.6%
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Total revenue and other revenue. Total revenue and other revenue for the three months ended June 30, 2021 and 2020, was $69.2 million and $103.9 million, respectively, a decrease of $34.7 million, or 33.4%. For the three months ended June 30, 2021 and 2020, University Partners segment revenue was $62.3 million and $99.0 million, respectively, representing a decrease of 37.1%, and the Zovio Growth segment revenue was $6.9 million and $5.0 million, respectively, representing an increase of 39.3%.
The decrease in revenue in the University Partners segment of $36.7 million between periods was primarily due to the change in business model in December 2020, and the related decrease in university-related revenue as compared to the prior year. This decrease was also due to a decrease in average weekly enrollment for the three month period ended June 30, 2021, as compared to the three month period ended June 30, 2020. Partially offsetting the decrease in the University Partners segment was the new service revenue from the Services Agreement entered into in December 2020, as well as other revenue generated from the Transition Services Agreement of approximately $2.5 million.
The increase in revenue in the Zovio Growth segment between periods was primarily due to the growth in new customer contracts within the related subsidiaries, Fullstack Academy and TutorMe.com.
Technology and academic services. Technology and academic services for the three months ended June 30, 2021 and 2020, were $18.1 million and $17.2 million, respectively, an increase of $0.9 million, or 4.9%. Specific increases between periods primarily include other technology and academic services of $2.3 million and license fees of $0.7 million, partially offset by decreases in consulting and outside services of $1.2 million, employee costs of $0.5 million, and amortization of $0.3 million. Technology and academic services, as a percentage of revenue, for the three months ended June 30, 2021 and 2020, were 26.1% and 16.6%, respectively, an increase of 9.5%. This increase primarily included increases in employee costs of 3.6%, other technology and academic services of 3.4%, license fees of 1.8%, and instructional supplies of 0.7%, partially offset by a decrease in consulting and other outside services of 0.4%.
Counseling services and support. Counseling services and support for the three months ended June 30, 2021 and 2020, were $23.2 million and $23.5 million, respectively, a decrease of $0.3 million, or 1.6%. Specific factors contributing to the overall decrease between periods were a decrease in other counseling services and support expenses of $0.2 million. Counseling services and support, as a percentage of revenue, for the three months ended June 30, 2021 and 2020, were 33.5% and 22.6%, respectively, an increase of 10.9%. This increase primarily included increases in employee costs of 9.2%, depreciation of 0.6%, and facilities costs of 0.5%.
Marketing and communication. Marketing and communication for the three months ended June 30, 2021 and 2020, were both $21.7 million, respectively. Specific factors contributing to the overall increase between periods were increases in employee costs of $0.5 million, partially offset by a decrease in advertising of $0.4 million. Marketing and communication, as a percentage of revenue, for the three months ended June 30, 2021 and 2020, were 31.4% and 20.9%, respectively, an increase of 10.5%. This increase primarily included increases in advertising of 7.6%, employee costs of 2.1%, and consulting and outside services of 0.7%.
General and administrative. General and administrative expenses for the three months ended June 30, 2021 and 2020, were $8.4 million and $11.6 million, respectively, a decrease of $3.2 million, or 27.7%. The decrease between periods was primarily due to decreases in employee costs of $1.7 million, professional fees of $1.2 million and other general and administrative expenses of $0.9 million, partially offset by increases in human resources costs of $0.5 million and insurance of $0.3 million. General and administrative expenses, as a percentage of revenue, for the three months ended June 30, 2021 and 2020, were 12.2% and 11.1%, respectively, an increase of 1.1%. This increase was primarily due to increases in insurance of 0.7%, consulting and outside services of 0.5%, legal fees of 0.4%, and employee costs of 0.3%, partially offset by decreases in professional fees of 0.8% and other general and administrative expenses of 0.5%.
University-related expenses. We did not record any charges to university-related expenses for the three months ended June 30, 2021. Charges incurred for the three months ended June 30, 2020 related to the legacy University.
Restructuring and impairment expense. For the three months ended June 30, 2021, we recorded $2.3 million of restructuring and impairment expense. For the three months ended June 30, 2020, we recorded a charge of approximately $0.5 million to restructuring and impairment expense. These charges were comprised primarily of a reduction in force and revised estimates of lease charges.
Other expense, net. Other expense, net, was $0.2 million for the three months ended June 30, 2021 and $0.2 million for the three months ended June 30, 2020, respectively. The amounts recognized during the three months ended June 30, 2021 relate primarily to interest expense.
Income tax expense (benefit). We recognized an income tax benefit of $0.2 million and an income tax expense of $0.3 million for the three months ended June 30, 2021 and June 30, 2020, respectively, at effective tax rates of 5.3% and 5.5%, respectively. The income tax benefit for the three months ended June 30, 2021 was mainly attributable to the tax refunds received from the federal and FTB audit examinations.
Net income (loss). Net loss was $4.0 million for the three months ended June 30, 2021, compared to net income of $5.1 million for the three months ended June 30, 2020, a $9.1 million decrease as a result of the factors discussed above.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Total revenue and other revenue. Total revenue and other revenue for the six months ended June 30, 2021 and 2020, was $146.0 million and $201.8 million, respectively, a decrease of $55.8 million, or 27.6%. For the six months ended June 30, 2021 and 2020, University Partners segment revenue was $131.9 million and $192.8 million, respectively, representing a decrease of 31.6%, and the Zovio Growth segment revenue was $14.1 million and $9.0 million, respectively, representing an increase of 57.1%.
The decrease in revenue in the University Partners segment of $60.9 million between periods was primarily due to the decrease in university-related revenue as compared to the prior year. The decrease between periods was primarily due to a decrease in average weekly enrollment from the six month period ended June 30, 2020 to the six month period ended June 30, 2021. Partially offsetting the decrease in the University Partners segment was an increase of service revenue due to the Services Agreement entered into in December 2020, as well as an increase in other revenue generated from the Transition Services Agreement of approximately $5.3 million.
The increase in revenue in the Zovio Growth segment between periods was primarily due to the growth in customer contracts experienced this year within the related subsidiaries, Fullstack Academy and TutorMe.com.

Technology and academic services. Technology and academic services for the six months ended June 30, 2021 and 2020, were $37.2 million and $35.7 million, respectively, an increase of $1.5 million, or 4.1%. Specific increases between periods include other technology and academic services expenses of $2.8 million, license fees of $1.4 million, bad debt expense of $0.6 million, and instructional supplies of $0.5 million, partially offset by decreases in consulting and outside services of $2.1 million, employee costs of $0.6 million, facilities costs of $0.6 million, and professional fees of $0.4 million. Technology and academic services, as a percentage of revenue, for the six months ended June 30, 2021 and 2020, were 25.5% and 17.7%, respectively, an increase of 7.8%. This increase primarily included increases in employee costs of 3.0%, other technology and academic services expenses of 2.2%, license fees of 1.6%, instructional supplies of 0.8%, and bad debt expense of 0.5%, partially offset by a decrease in consulting and outside services of 0.4%.
Counseling services and support. Counseling services and support for the six months ended June 30, 2021 and 2020, were $48.5 million and $46.9 million, respectively, an increase of $1.6 million, or 3.5%. Specific factors contributing to the overall increase between periods include increases in employee costs of $3.6 million and human resources costs of $0.3 million, partially offset by decreases in facilities costs of $1.6 million and other counseling services and support expenses of $0.8 million. Counseling services and support, as a percentage of revenue, for the six months ended June 30, 2021 and 2020, were 33.2% and 23.2%, respectively, an increase of 10.0%. This increase primarily included increases in employee costs of 9.5% and human resources costs of 0.5%, partially offset by a decrease in facilities costs of 0.3%.
Marketing and communication. Marketing and communication for the three months ended June 30, 2021 and 2020, were $47.6 million and $46.7 million, respectively, an increase of $0.9 million, or 1.7%. Specific factors contributing to the overall increase between periods were increases in employee costs of $1.3 million and consulting and outside services of $0.6 million, partially offset by decreases in license fees of $0.7 million and other marketing and communication expenses of $0.5 million. Marketing and communication, as a percentage of revenue, for the six months ended June 30, 2021 and 2020, were 32.6% and 23.2%, respectively, an increase of 9.4%. This increase primarily included increases in advertising of 7.0%, employee costs of 1.9%, and consulting and outside services of 0.8%.
General and administrative. General and administrative expenses for the six months ended June 30, 2021 and 2020, were $24.3 million and $25.0 million, respectively, a decrease of $0.7 million, or 2.8%. The decrease between periods was primarily due to decreases in employee costs of $1.6 million, non-recurring stock compensation of $1.5 million, professional fees of $1.4 million and legal fees of $0.7 million, partially offset by increases in executive severance of $3.6 million and insurance of $0.5 million. Our general and administrative expenses, as a percentage of revenue, for the six months ended June 30, 2021 and 2020, were 16.6% and 12.4%, respectively, an increase of 4.2%. This increase was primarily due to increases in executive severance of 2.5%, employee costs of 1.2%, and insurance of 0.6%, partially offset by decreases in non-recurring stock compensation of 0.6% and professional fees of 0.4%.
University-related expenses. We did not record any charges to university-related expenses for the six months ended June 30, 2021. Charges incurred for the six months ended June 30, 2020 related to the legacy University.
Restructuring and impairment expense. For the six months ended June 30, 2021, we recorded $2.3 million of restructuring and impairment expense. For the six months ended June 30, 2020, there were $3.2 million of similar restructuring and impairment expenses.
Other (expense) income, net. Other expense, net was $0.2 million for the six months ended June 30, 2021, as compared to other income, net of $0.1 million for the six months ended June 30, 2020, an increase of $0.3 million. The amounts recognized during the six months ended June 30, 2021 relate primarily to interest expense.
Income tax benefit. We recognized an income tax benefit of $0.1 million and $12.5 million for the six months ended June 30, 2021 and 2020, respectively, at effective tax rates of 1.0% and 234.9%, respectively. The income tax benefit for the six months ended June 30, 2021 was mainly attributable to the tax refunds received from the federal and FTB audit examinations.
Net income (loss). Our net loss was $13.5 million for the six months ended June 30, 2021 compared to net income of $7.2 million for the six months ended June 30, 2020, a $20.7 million increase in net loss as a result of the factors discussed above.

Liquidity and Capital Resources
We finance our operating activities and capital expenditures primarily through cash on hand. At June 30, 2021 and December 31, 2020, our cash and cash equivalents were $24.0 million and $35.5 million, respectively. At June 30, 2021 and December 31, 2020, total restricted cash was $13.3 million and $20.0 million, respectively, and investments were $1.5 million and $1.5 million, respectively. At June 30, 2021, we had $2.8 million of long-term notes payable.
There was a slight decrease in the fair value of our investments at June 30, 2021 as compared to December 31, 2020. We believe that any fluctuations we have experienced are temporary in nature and, while our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value. Additionally, our income tax receivable decreased from December 31, 2020 to June 30, 2021 primarily due to $1.9 million tax refunds received from the federal and FTB audit examinations.
We manage our cash pursuant to the quantitative and qualitative operational guidelines of our cash investment policy. Our cash investment policy, which is managed by our Chief Financial Officer, has the following primary objectives: (i) preserving principal, (ii) meeting our liquidity needs, (iii) minimizing market and credit risk, and (iv) providing after-tax returns. Under the policy’s guidelines, we invest our excess cash exclusively in high-quality, U.S. dollar-denominated financial instruments. For a discussion of the measures we use to mitigate the exposure of our cash investments to market risk, credit risk and interest rate risk, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q.
Operating activities
Net cash used in operating activities was $16.3 million for the six months ended June 30, 2021, compared to net cash provided by operating activities of $6.7 million for the six months ended June 30, 2020, an overall decrease between periods in net cash provided by operating activities of $23.0 million. The decrease in cash provided by operating activities is primarily attributable to the increase in net loss of $20.7 million between periods, including the minimum residual payment of $12.2 million to Global Campus during the period, as well as the decreases in non-cash expenses, partially offset by the net increases in the working capital accounts due to changes in the business model since the prior year.
Investing activities
Net cash used in investing activities was $0.9 million for the six months ended June 30, 2021, compared to net cash used in investing activities of $0.6 million for the six months ended June 30, 2020. Capital expenditures for the six months ended June 30, 2021 were $0.7 million, compared to $1.6 million for the six months ended June 30, 2020. During the six months ended June 30, 2021 and 2020, we capitalized costs for intangibles of $0.3 million and $0.1 million, respectively. We expect our capital expenditures to be approximately $3.0 million for the year ending December 31, 2021.
Financing activities
Net cash used in financing activities was $1.1 million for the six months ended June 30, 2021, compared to net cash provided by financing activities of $2.3 million for the six months ended June 30, 2020. During each of the six months ended June 30, 2021 and 2020, net cash used included tax withholdings related to the issuance of restricted stock units vesting. For the six months ended June 30, 2020, we received $2.7 million of cash which was for long-term debt to be repaid as a function of generating future revenue.
Agreements with Global Campus
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
The majority of our cash comes from our Services Agreement with Global Campus. The service fees in the Services Agreement are subject to certain minimum residual liability adjustments, including performance-based adjustments, minimum profit level adjustments, and excess direct cost adjustments. These adjustments are all variable in nature in that they depend upon the Company’s performance during each service period. In June 2021, the Company made a minimum residual payment of $12.2 million to Global Campus. In connection with the Services Agreement, the minimum residual payment will be paid annually in June. If the Company's restructuring efforts and enrollment initiatives do not occur as planned, then the Company will need to find alternative sources to fund operations.
Based on our current level of operations, and based upon recent cost reductions throughout the organization, we believe that our future cash flows from operating activities and our existing cash and cash equivalents will provide adequate funds for ongoing operations, minimum residual payments, planned capital expenditures and working capital requirements for at least the next 12 months. However, changes could occur that would consume our available capital resources before that time. Our capital requirements depend on numerous factors, including our ability to continue to generate revenue. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all.
Significant Contractual Obligations
The following table sets forth, as of June 30, 2021, certain significant cash and contractual obligations that may affect our future liquidity:

	Payments Due by Period
(In thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Operating lease obligations	$57,643	$4,039	$7,009	$5,316	$5,022	$4,759	$31,498
Other contractual obligations	15,393	4,735	6,314	4,322	22	—	—
Uncertain tax positions	28	—	28	—	—	—	—
Total	$73,064	$8,774	$13,351	$9,638	$5,044	$4,759	$31,498
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of June 30, 2021, we had $2.8 million in long-term notes payable.
Our future investment income may fall short of expectations due to changes in interest rates. At June 30, 2021, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting, during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In March 2021, President Biden signed the American Rescue Plan Act (“ARPA”) of 2021. The ARPA includes a major change in the 90/10 revenue test that provides for-profit institutions and their students access to the FSA programs. Under the ARPA, the Higher Education Act would be modified to change the formula from counting only Title IV program funds on the '90 side' to instead include all “federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution” or collectively “federal education assistance funds.” The 90/10 provision will be subject to negotiated rulemaking after October 2021, with an earliest effective date on or after January 1, 2023. Additionally, in June 2021, the Department held virtual public hearings to receive stakeholder feedback on potential issues for the upcoming negotiated rulemaking sessions. These issues include borrower defense to repayment for students, gainful employment requirements, and change in ownership and change in control of institutions of higher education among other topics. If these changes were to go into effect, it could adversely impact our university partners, which in turn could adversely affect our revenues or our ability to grow.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on July 28, 2021, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (Loss); (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOVIO INC

July 28, 2021	/s/ KEVIN ROYAL
Kevin Royal Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)