Form 10-Q
period 2021-09-30
Zovio Inc
filed 2021-10-27
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to________________
Commission File Number: 001-34272
___________________________________________________________________________

ZOVIO INC
(Exact name of registrant as specified in its charter)
___________________________________________________________________________

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
The total number of shares of common stock outstanding as of October 21, 2021, was 33,459,695.

ZOVIO INC
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements
ZOVIO INC
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of September 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$31,608	$35,462
Restricted cash	9,808	20,035
Investments	1,322	1,515
Accounts receivable, net of allowance for credit losses of $1.8 million and $1.2 million at September 30, 2021 and December 31, 2020, respectively	8,539	7,204
Prepaid expenses and other current assets	15,564	12,617
Total current assets	66,841	76,833
Property and equipment, net	27,711	30,575
Operating lease assets	29,909	20,114
Goodwill and intangibles, net	29,998	31,785
Other long-term assets	3,316	1,999
Total assets	$157,775	$161,306
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$57,878	$62,693
Deferred revenue and student deposits	13,083	8,090
Total current liabilities	70,961	70,783
Rent liability	35,373	24,125
Other long-term liabilities	8,577	7,181
Total liabilities	114,911	102,089
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both September 30, 2021, and December 31, 2020	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 67,155 and 66,454 issued, and 33,446 and 32,267 outstanding, at September 30, 2021 and December 31, 2020, respectively	675	668
Additional paid-in capital	171,315	179,489
Retained earnings	307,574	326,319
Treasury stock, 33,709 and 34,187 shares at cost at September 30, 2021, and December 31, 2020, respectively	(436,700)	(447,259)
Total stockholders' equity	42,864	59,217
Total liabilities and stockholders' equity	$157,775	$161,306
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$59,808	$5,131	$200,585	$14,258
University-related revenue	—	97,035	—	289,720
Other revenue	2,418	—	7,686	—
Revenue and other revenue	$62,226	$102,166	$208,271	$303,978
Costs and expenses:
Technology and academic services	$16,498	$19,084	$53,698	$54,821
Counseling services and support	20,438	24,670	68,936	71,529
Marketing and communication	21,068	23,274	68,628	70,017
General and administrative	9,013	11,437	33,285	36,405
University-related expenses	—	22,863	—	72,332
Restructuring and impairment expense	300	184	2,641	3,430
Total costs and expenses	67,317	101,512	227,188	308,534
Operating income (loss)	(5,091)	654	(18,917)	(4,556)
Other income (loss), net	(69)	39	90	(62)
Income (loss) before income taxes	(5,160)	693	(18,827)	(4,618)
Income tax expense (benefit)	59	(428)	(82)	(12,906)
Net income (loss)	$(5,219)	$1,121	$(18,745)	$8,288
Income (loss) per share:
Basic	$(0.16)	$0.03	$(0.56)	$0.26
Diluted	$(0.16)	$0.03	$(0.56)	$0.26
Weighted average number of common shares outstanding used in computing income (loss) per share:
Basic	33,427	32,646	33,182	31,711
Diluted	33,427	34,015	33,182	32,342
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

ZOVIO INC
Condensed Consolidated Statements of Stockholders’ Equity (continued)
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2020	66,454	$668	$179,489	$326,319	$(447,259)	$59,217
Stock-based compensation	—	—	2,382	—	—	2,382
Stock issued under stock incentive plan, net of shares held for taxes	563	5	(1,083)	—	—	(1,078)
Contingent consideration	—	—	(122)	—	—	(122)
Issuance of shares for acquisition	—	—	(10,559)	—	10,559	—
Net loss	—	—	—	(9,493)	—	(9,493)
Balance at March 31, 2021	67,017	$673	$170,107	$316,826	$(436,700)	$50,906
Stock-based compensation	—	—	247	—	—	247
Stock issued under employee stock purchase plan	31	—	76	—	—	76
Stock issued under stock incentive plan, net of shares held for taxes	79	1	(89)	—	—	(88)
Net loss	—	—	—	(4,033)	—	(4,033)
Balance at June 30, 2021	67,127	$674	$170,341	$312,793	$(436,700)	$47,108
Stock-based compensation	—	—	990	—	—	990
Stock issued under stock incentive plan, net of shares held for taxes	28	1	(16)	—	—	(15)
Net loss	—	—	—	(5,219)	—	(5,219)
Balance at September 30, 2021	67,155	$675	$171,315	$307,574	$(436,700)	$42,864
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(18,745)	$8,288
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts	1,002	9,845
Depreciation and amortization	6,297	8,749
Deferred income taxes	—	6
Stock-based compensation	3,619	6,086
Noncash lease expense	6,539	8,546
Net loss (gain) on marketable securities	(144)	47
Loss (gain) on disposal or impairment of fixed assets	71	38
Changes in operating assets and liabilities:
Accounts receivable	(2,335)	(14,513)
Prepaid expenses and other current assets	(2,948)	219
Other long-term assets	(1,318)	(821)
Accounts payable and accrued liabilities	(2,369)	(12)
Deferred revenue and student deposits	4,992	4,269
Operating lease liabilities	(7,527)	(8,173)
Other liabilities	1,275	(2,468)
Net cash provided by (used in) operating activities	(11,591)	20,106
Cash flows from investing activities:
Capital expenditures	(1,155)	(2,587)
Purchases of investments	(740)	(702)
Capitalized costs for intangible assets	(565)	(199)
Sale of investments	1,076	1,818
Net cash used in investing activities	(1,384)	(1,670)
Cash flows from financing activities:
Proceeds from the issuance of stock under employee stock purchase plan	76	112
Borrowings from long-term liabilities	—	2,682
Tax withholdings on issuance of stock awards	(1,182)	(400)
Repurchase of common stock	—	(106)
Net cash provided by (used in) financing activities	(1,106)	2,288
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,081)	20,724
Cash, cash equivalents and restricted cash at beginning of period	55,497	92,537
Cash, cash equivalents and restricted cash at end of period	$41,416	$113,261

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$31,608	$86,628
Restricted cash	9,808	26,633
Total cash, cash equivalents and restricted cash	$41,416	$113,261

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$65	$36
Issuance of common stock for vested restricted stock units	$3,861	$1,388
Debt extinguishment	$3,095	$—
Issuance of notes payable	$2,809	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business
Zovio Inc (the “Company”) is a Delaware corporation, and is an education technology services company that partners with higher education institutions and employers to deliver innovative, personalized solutions to help learners and leaders achieve their aspirations. In April 2019, the Company acquired both Fullstack Academy, Inc. (“Fullstack”) and TutorMe.com, Inc. (“TutorMe”), each of which became wholly-owned subsidiaries of the Company at that time. Fullstack is an innovative web development school offering immersive technology bootcamps, and TutorMe is an online education platform that provides 24/7 on-demand tutoring and online courses.
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
Following the closing of the Sale Transaction, Global Campus owns and operates the University in affiliation with the University of Arizona and with a focus on expanding access to education for non-traditional adult learners, and the Company provides services to Global Campus under a long-term Strategic Services Agreement (the “Services Agreement”). The services that the Company provides to Global Campus under the Services Agreement include recruiting, admissions, marketing, student finance, financial aid processing, and financial aid advising, program advising, student retention advising, support services for academics, information technology and institutional support.
The majority of the Company's cash comes from the Services Agreement with Global Campus. The service fees in the Services Agreement are subject to certain minimum residual liability adjustments, including performance-based adjustments, minimum profit level adjustments, and excess direct cost adjustments. These adjustments are all variable in nature in that they depend upon the Company’s performance during each service period, and to a certain extent the performance and forecast of Global Campus.

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
Notes Payable
The fair value of the Company’s outstanding notes payable was estimated using the net present value of the payments, discounted at an interest rate consistent with market interest rates. The Company, through Fullstack, had previously entered into a contract whereby its counterparty advanced funds to the Company for certain program development costs, which the Company was obligated to repay out of future revenues from the developed program. The Company originally recognized these advances as a debt obligation.
During the first half of 2021, the notes payable contract was amended and the amount was revalued. As such, included within the other income (loss), net, on the condensed consolidated statements of income (loss) for the nine months ended September 30, 2021, is an offset of interest expense in the amount of $3.1 million, as well as a loss on extinguishment of debt of $2.8 million, the net impact of which is immaterial.
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
The Services Agreement has a single performance obligation, as the promises to provide the identified services are not distinct within the context of these agreements. The single performance obligation constitutes a series of distinct services as the customer benefits as services are provided. Service revenue is recognized over time using the input method. The input method provides a faithful depiction of the performance toward complete satisfaction of the performance obligation and can be tied to the direct cost incurred. The service fees received over the term of the agreement are variable in nature in that they are dependent upon the number of students attending the university and revenues generated from those students during the service period. The service fees are subject to certain adjustments, including performance-based adjustments, minimum profit level adjustments, and excess direct cost adjustments. These adjustments are all variable in nature in that they depend upon the Company’s performance during each service period. Such adjustments are presented as minimum residual liability within accounts payable and accrued liabilities. For additional information, see Note 8, “Other Significant Balance Sheet Accounts - Accounts Payable and Accrued Liabilities.” The Company allocates variable consideration to the distinct increments of service to which it relates, as the variability is directly related to the Company’s effort to satisfy the distinct increments of service provided. This is consistent with the allocation objective in ASC 606. The Company meets the criteria in the standard and exercises the practical expedient to not disclose the aggregate amount of the transaction price allocated to the single performance obligation that is unsatisfied as of the end of the reporting period. The Company does not disclose the value of unsatisfied performance obligations because the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company, through Fullstack, offers both full-time and part-time technology bootcamps. The tuition fees for these programs are recognized as revenue as the services are provided to the student, which occurs over the applicable period of instruction. For most Fullstack programs, tuition is collected prior to the start of the cohort; however, for certain programs students can defer payment until completion of the program and for these students an accounts receivable balance is recorded.
The Company, through TutorMe, provides online on-demand tutoring services through hourly and access license contracts. Revenue for these contracts are recognized based on hours used or ratably over the contract period depending on the type of contract. For most TutorMe contracts, cash is collected at or near the onset of the contract. The collected cash is recognized as deferred revenue until recognized into revenue.
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
General and Administrative
General and administrative costs consist primarily of compensation and benefit costs, including related stock-based compensation, for employees engaged in corporate management, finance, compliance, and other corporate functions. This category also includes an allocation of depreciation, amortization, human resources, rent, and occupancy costs attributable to the provision of these services.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The following table presents our operating expenses as previously reported and as reclassified on our condensed consolidated statements of income (loss) for each of the three and nine-months period ended September 30, 2020 (in thousands):

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
Costs and expenses:	As Reported	As Reclassified	As Reported	As Reclassified
Technology and academic services	$—	$19,084	$—	$54,821
Counseling services and support	—	24,670	—	71,529
Marketing and communication	—	23,274	—	70,017
Instructional costs and services	44,929	—	136,184	—
Admissions advisory and marketing	41,620	—	122,155	—
General and administrative	14,779	11,437	46,765	36,405
University-related expenses	—	22,863	—	72,332
Restructuring and impairment expense	184	184	3,430	3,430
Total costs and expenses	$101,512	$101,512	$308,534	$308,534

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Revenue, Other Revenue and Deferred Revenue
The following table presents the Company’s net revenue disaggregated based on the revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Strategic services revenue	$52,702	$—	$179,318	$—
Transition services income	2,418	—	7,685	—
Tuition revenue, net	7,012	93,183	20,967	277,533
Digital materials revenue, net	—	5,809	—	17,415
Technology fee revenue, net	—	2,628	—	7,628
Other revenue, net (1)	94	546	301	1,402
Total revenue, net	$62,226	$102,166	$208,271	$303,978
(1) Primarily consists of revenues generated from various services and other miscellaneous fees.

The following table presents the Company’s net revenue disaggregated based on the timing of revenue recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Over time, over period of instruction	$62,159	$82,659	$208,062	$244,872
Over time, full tuition grant (1)	—	13,948	—	42,792
Point in time (2)	67	5,559	209	16,314
Total revenue, net	$62,226	$102,166	$208,271	$303,978
(1)Represents revenue generated from the FTG program.
(2)Represents revenue generated from digital textbooks and other miscellaneous fees.

The Company operates under two reportable segments and has no foreign operations or assets located outside of the United States. For additional information on segmentation, see Note 16, “Segment Information.”

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Deferred Revenue and Student Deposits
Current deferred revenue and student deposits consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Deferred revenue, current	$12,126	$7,477
Student deposits	957	613
Total current deferred revenue and student deposits	$13,083	$8,090
Below are the opening and closing balances of current deferred revenue from the Company’s contracts with customers (in thousands):

	2021	2020
Current deferred revenue opening balance, January 1	$7,477	$23,356
Current deferred revenue closing balance, September 30	12,126	29,413
Increase (decrease)	$4,649	$6,057
For further information on receivables, refer to Note 7, “Accounts Receivable, Net” within the condensed consolidated financial statements.
Deferred revenue consists of cash payments that are received or due in advance of the Company’s performance. As of September 30, 2021 the deferred revenue balance relates entirely to the Zovio Growth segment. For the majority of the Company’s customers, payment for services is due prior to services being provided and is included in current deferred revenue. However, there are contracts which include deferred revenue that is deemed to be long-term. For additional information, refer to Note 8, “Other Significant Balance Sheet Accounts - Other Long-Term Liabilities” within the condensed consolidated financial statements.
The difference between the opening and closing balances of deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment. For the nine months ended September 30, 2021, the Company recognized $6.4 million of revenue that was included in the deferred revenue balance as of January 1, 2021. For the nine months ended September 30, 2020, the Company recognized $23.3 million of revenue that was included in the deferred revenue balance as of January 1, 2020. Amounts reported in the closing balance of deferred revenue are expected to be recognized as revenue within the next 12 months.
5. Restructuring and Impairment Expense
During the three months ended September 30, 2021 and 2020, the Company recognized $0.3 million and $0.2 million, respectively, of restructuring and impairment expense. During the nine months ended September 30, 2021 and 2020, the Company recognized $2.6 million and $3.4 million, respectively, of restructuring and impairment expense. The components of these expenses are further described below.
The Company had previously vacated or consolidated properties and subsequently reassessed its non-cancelable leases obligation. Additionally, the Company had previously relocated its headquarters from California to Arizona. As a result, during the three and nine months ended September 30, 2020, the Company recognized relocation and lease reassessment expenses of $0.3 million and $0.5 million, respectively. No such expense was recorded for either the three or nine months ended September 30, 2021, respectively.
In May and July 2021, the Company implemented restructuring plans to reduce operating expenses, implement cost reductions and conserve cash resources. During the three months ended September 30, 2021, the Company recognized severance costs of $0.3 million, all of which related to the University Partners segment. These restructuring charges consist of one-time termination benefits for employee severance, benefits and related costs, all of which are expected to result in cash expenditures and substantially all of which will be paid out over the next 12 months. For the three months ended September 30, 2020, the Company reversed $0.1 million of restructuring and impairment expense relating to severance costs for wages and

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
benefits for a prior restructuring plan. During the nine months ended September 30, 2021 and 2020, the Company recognized severance costs of $2.6 million and $2.9 million, respectively.
The following table summarizes the amounts recorded in the restructuring and impairment expense line item on the Company’s condensed consolidated statements of income (loss) for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Severance costs	$300	$(70)	$2,641	$2,902
Lease exit and other costs	—	254	—	528
Total restructuring and impairment expense	$300	$184	$2,641	$3,430
The following table summarizes the changes in the Company's restructuring and impairment liability by type during the nine months ended September 30, 2021 (in thousands):

	Student Transfer Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2020	$1,282	$742	$1,974	$3,998
Restructuring and impairment expense	—	2,641	—	2,641
Payments and adjustments	—	(2,493)	(1,115)	(3,608)
Balance at September 30, 2021	$1,282	$890	$859	$3,031
The restructuring liability amounts are recorded within either the (i) accounts payable and accrued liabilities account or (ii) lease liability account on the condensed consolidated balance sheets.

6. Fair Value Measurements
The following tables summarize the fair value information as of September 30, 2021 and December 31, 2020, respectively (in thousands):

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,322	$—	$—	$1,322

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,515	$—	$—	$1,515
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
There were no differences between amortized cost and fair value of investments as of September 30, 2021 or December 31, 2020, and no reclassifications out of accumulated other comprehensive income during either the nine months ended September 30, 2021 or 2020.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Accounts receivable	$10,372	$8,420
Less allowance for credit losses	1,833	1,216
Accounts receivable, net	$8,539	$7,204

The following table presents the changes in the allowance for credit losses for the nine months ended September 30, 2021 (in thousands):

	Beginning Balance	Charged to Expense	Write-offs	Recoveries of amounts	Ending Balance
Non-FTG related allowance	$1,216	$1,002	$(385)	$—	$1,833
Total allowance for credit losses	$1,216	$1,002	$(385)	$—	$1,833

The following table presents the changes in the allowance for credit losses for the nine months ended September 30, 2020 (in thousands):

	Beginning Balance	Charged to Expense	Write-offs	Recoveries of amounts	Ending Balance
FTG-related allowance	$1,749	$1,524	$(1,872)	$337	$1,738
Non-FTG related allowance	11,963	8,321	(14,124)	4,518	10,678
Total allowance for credit losses	$13,712	$9,845	$(15,996)	$4,855	$12,416

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Prepaid expenses	$3,106	$3,027
Prepaid licenses	2,257	1,371
Prepaid income taxes	—	48
Income tax receivable	—	1,644
Prepaid insurance	3,044	1,127
Insurance recoverable	476	404
Other current assets (1)	6,681	4,996
Total prepaid expenses and other current assets	$15,564	$12,617
(1) Other current assets includes a net asset adjustment due from Global Campus related to the Sale Transaction, which is currently in mediation.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Furniture and office equipment	$23,974	$36,146
Software	5,502	7,512
Leasehold improvements	15,901	16,325
Vehicles	22	22
Total property and equipment	45,399	60,005
Less accumulated depreciation and amortization	(17,688)	(29,430)
Total property and equipment, net	$27,711	$30,575
For the three months ended September 30, 2021 and 2020, depreciation and amortization expense related to property and equipment was $1.4 million and $1.5 million, respectively. For the nine months ended September 30, 2021 and 2020, depreciation and amortization expense related to property and equipment was $3.9 million and $4.7 million, respectively.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Goodwill and Intangibles, Net
Goodwill and intangibles, net, consisted of the following (in thousands):

	September 30, 2021
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$13,932	$(12,760)	$1,172
Purchased intangible assets	14,185	(8,535)	5,650
Total definite-lived intangible assets	$28,117	$(21,295)	$6,822
Goodwill			23,176
Total goodwill and intangibles, net			$29,998

	December 31, 2020
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$13,745	$(12,644)	$1,101
Purchased intangible assets	14,185	(6,677)	7,508
Total definite-lived intangible assets	$27,930	$(19,321)	$8,609
Goodwill			23,176
Total goodwill and intangibles, net			$31,785
For the three months ended September 30, 2021 and 2020, amortization expense was $0.7 million and $1.3 million, respectively. For the nine months ended September 30, 2021 and 2020, amortization expense was $2.4 million and $4.0 million, respectively.
The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
Remainder of 2021	$658
2022	2,533
2023	2,380
2024	791
2025	122
Thereafter	338
Total future amortization expense	$6,822

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Accounts payable	$9,129	$11,246
Accrued salaries and wages	7,305	6,149
Accrued bonus	2,521	11,428
Accrued vacation	3,084	3,369
Accrued litigation and fees	8,041	8,341
Minimum residual liability	7,422	1,216
Accrued expenses	14,494	12,473
Current leases payable	4,405	6,934
Accrued insurance liability	1,424	1,537
Accrued income taxes payable	53	—
Total accounts payable and accrued liabilities	$57,878	$62,693
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Uncertain tax positions	$28	$28
Notes payable	2,885	2,981
Deferred revenue	942	—
Other long-term liabilities	4,722	4,172
Total other long-term liabilities	$8,577	$7,181

9. Credit Facilities
The Company has issued letters of credit that are collateralized with cash, in the aggregate amount of $9.8 million as of September 30, 2021. The letters of credit relate primarily to the Company's leased facilities and insurance requirements. The collateralized cash is held in restricted cash on the Company's condensed consolidated balance sheets.
The Company is required to provide surety bonds in certain states in which it does business. As a result, the Company had previously entered into a surety bond facility with an insurance company to provide such bonds when required. Although there are no remaining bonds on the Company’s behalf under this facility as of September 30, 2021, the Company still holds certain liability associated with any required collateral.
10. Lease Obligations
Operating Leases
The Company leases various office and classroom facilities with terms that expire at various dates through 2033. These facilities are used for academic operations, corporate functions, enrollment services and student support services. The Company does not have any leases other than its office facilities and classrooms. All of the leases were classified as operating leases for the period ended September 30, 2021, and the Company does not have any finance leases. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on the Company’s condensed consolidated balance sheets.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company obtained additional right-of-use assets of $14.6 million in exchange for lease obligations related to new classroom and office leases during the period ended September 30, 2021.
The Company has agreements to sublease certain portions of its office facilities, with two active subleases as of September 30, 2021. The Company’s subleases do not include any options to extend or for early termination and do not contain any residual value guarantees or restrictive covenants. All of the subleases were classified as operating leases for the period ended September 30, 2021. The Company is subleasing office space of approximately 21,000 square feet in Denver, Colorado with a remaining commitment to lease of 17 months and net lease payments of $0.9 million. The Company is also subleasing approximately 24,000 square feet of office space in San Diego, California with a remaining commitment to lease of 3 months and net lease payments of $0.3 million. Sublease income for the nine months ended September 30, 2021 and 2020 was $1.9 million and $1.4 million, respectively.
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
The following table sets forth the computation of basic and diluted income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(5,219)	$1,121	$(18,745)	$8,288
Denominator:
Weighted average number of common shares outstanding	33,427	32,646	33,182	31,711
Effect of dilutive options and stock units	—	1,369	—	631
Diluted weighted average number of common shares outstanding	33,427	34,015	33,182	32,342
Income (loss) per share:
Basic	$(0.16)	$0.03	$(0.56)	$0.26
Diluted	$(0.16)	$0.03	$(0.56)	$0.26
The following table sets forth the number of stock options and stock units excluded from the computation of diluted income (loss) per share for the periods indicated below because their effect was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	1,279	1,525	1,391	1,654
Stock units	972	—	1,170	577

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
12. Stock-Based Compensation
The Company recorded $1.0 million and $1.1 million of stock-based compensation expense for the three months ended September 30, 2021 and 2020, respectively. The related income tax benefit was $0.2 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively.
The Company recorded $3.6 million and $6.1 million of stock-based compensation expense for the nine months ended September 30, 2021 and 2020, respectively. The related income tax benefit was $0.9 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively.
During the nine months ended September 30, 2021, the Company granted 1.1 million RSUs at a weighted average grant date fair value of $3.31 and 1.0 million RSUs vested. During the nine months ended September 30, 2020, the Company granted 1.4 million RSUs at a grant date fair value of $2.22, and 0.8 million RSUs vested.
During the nine months ended September 30, 2021, the Company granted 0.9 million performance-based PSUs at a weighted average grant date fair value of 2.72, and no performance-based or market-based PSUs vested. During the nine months ended September 30, 2020, 1.1 million market-based PSUs were granted at a weighted average grant date fair value of 2.18 and no performance-based or market-based PSUs vested.
During each of the nine months ended September 30, 2021, and September 30, 2020, the Company did not grant any stock options and no stock options were exercised.
As of September 30, 2021, unrecognized compensation cost was $5.4 million related to unvested stock options, RSUs and PSUs.
13. Income Taxes
The Company uses the asset-liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that will result in income and deductions in future years.
The Company recognizes deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, the Company evaluates a number of factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended September 30, 2021 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation certain subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against its deferred tax assets should continue to be maintained as of September 30, 2021.
The Company’s current effective income tax rate that has been applied to normal, recurring operations for the nine months ended September 30, 2021 was (1.0)%. The Company’s actual effective income tax rate for the nine months ended September 30, 2021, after discrete items, was 0.4%.
As of both September 30, 2021, and December 31, 2020, the Company had $19 thousand, respectively, of gross unrecognized tax benefits, of which $15 thousand, respectively, would impact the effective income tax rate if recognized. Although the Company believes the tax accruals provided are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from the Company’s historical income tax provisions and accruals.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The tax years 2001 through 2020 are open to examination by major taxing jurisdictions to which the Company is subject.

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
WSCUC Accreditation of former Ashford University
Global Campus is regionally accredited by WASC Senior College and University Commission (“WSCUC”). As part of the WSCUC Institutional Review Process, a Reaffirmation of Accreditation Visit was conducted by an evaluation team in April 2019. At its meeting in June 2019, the Commission acted to reaffirm accreditation through Spring 2025.
In connection with the Purchase Agreement by and among the Company and the University of Arizona, the Company submitted to WSCUC, on July 1, 2020, a substantive change application for a change in ownership from the University to Global Campus which required review and approval by the Substantive Change Committee and the Structural Change Committee of the Commission.
On November 12, 2020, WSCUC approved the change of control application filed to complete the Sale Transaction, subject to certain conditions. These conditions included (i) ensuring that Global Campus is differentiated effectively from the University of Arizona and its affiliates in marketing materials; (ii) providing a report to WSCUC within 90 days of the close of the transaction outlining the actionable steps it will take to address student success including in the form of retention and graduation; (iii) those officers, administrators and related parties who become Global Campus officers or administrators divest themselves of their financial and ownership interest in the Company; and (iv) Global Campus and the Company submit a revised strategic services agreement which incorporates any applicable key performance indicators into that agreement. Additionally, WSCUC notified Global Campus that the provisions of the Notice of Concern issued as part of the reaffirmation of the University in July 2019 remain in effect.
Department of Education Regulation
On December 1, 2020, the parties to the Purchase Agreement entered into Amendment No. 1 to the Purchase Agreement (“Amendment”) pursuant to which, among other things, the University of Arizona and Global Campus waived the closing condition regarding issuance of a pre-acquisition review notice by the Department of Education. Under the terms of the Purchase Agreement, as amended, the Closing was subject to customary closing conditions for transactions in this sector. The Department is expected to conduct a post-closing review of Global Campus following the Sale Transaction, consistent with the Department’s procedures during which the Department makes a determination on the institution’s request for recertification from the Department following the change of control, including whether to impose or place other conditions or restrictions.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
On March 18, 2021, the Department announced it would adopt a streamlined approach for granting full debt relief to borrowers reversing the methodology first announced in December 2019 that allowed for partial student loan cancellation for borrowers. The Department determined that the previous methodology did not result in an appropriate relief determination.
In July 2020, the Department notified the Company that they would be initiating a preliminary review of borrower defense applications from borrowers who made claims regarding the University. As part of the initial fact-finding process, the Department will send individual student claims to the University and allow the institution the opportunity to submit a response to the borrower’s allegations. In 2020, the Company received and timely responded to the submitted claims. The Company has responded to everything received and cannot predict the outcome of this the Department's review at this time.
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
The parties did not reach a resolution and on November 29, 2017, the CA Attorney General filed suit against Ashford and the Company. The Company intends to vigorously defend this case and emphatically denies the allegations made by the CA Attorney General that it ever deliberately misled its students, falsely advertised its programs, or in any way was not fully accurate in its statements to investors. A bench trial for this matter is scheduled to begin in November 2021. We cannot predict the outcome of this matter at this time. The Company cannot reasonably estimate any updated range of loss for this action based on currently available information and as such, the prior accrual of $8.0 million remains and is recorded on the accounts payable and accrued liabilities line item on the condensed consolidated balance sheets.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

16. Segment Information
Prior to December 1, 2020, the Company operated in one segment for reporting purposes. Following the Sale Transaction, the Company now operates in two reportable segments: University Partners and Zovio Growth. These segments were recast based upon the Company’s respective offerings.
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
The Company’s operating segments are determined based on (i) financial information reviewed by the chief operating decision maker, (ii) internal management and related reporting structure, and (iii) the basis upon which the chief operating decision maker makes resource allocation decisions. In conjunction with the departure of the Company's previous chief executive officer in March 2021, the chief operating decision maker transitioned to the Office of the CEO, which is comprised of three executives. The Fullstack and TutorMe operating segments are aggregated into a single reportable segment, the Zovio Growth segment. The aggregation of the Fullstack and TutorMe operating segments is based on their uniform customer bases and methods of services provided, as well as evaluation of quantitative thresholds as required by ASC 280-10-50-12. Based on these same quantitative tests, the Zovio operating segment is a separate reportable segment, the University Partners Segment. This change in segment reporting did not have any impact on the determination of reporting units used to assess impairment under ASC 350, Intangibles - Goodwill and Other.
The Company’s University Partners segment includes the technology and services provided to colleges and universities to enable the online delivery of degree programs and related goods and services. University Partners also includes the tuition revenue related to the University prior to the Sale Transaction on December 1, 2020.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Segment Performance
The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue by segment
University Partners	$55,185	$95,991	$187,118	$288,819
Zovio Growth	7,041	6,175	21,153	15,159
Total revenue and other revenue	$62,226	$102,166	$208,271	$303,978

Segment profitability
University Partners	$(408)	$6,036	$(6,499)	$11,109
Zovio Growth	(2,648)	(2,517)	(6,121)	(6,916)
Total segment profitability(1)	$(3,056)	$3,519	$(12,620)	$4,193
(1) Segment profitability represents EBITDA.
The following table reconciles total loss before income taxes to total segment profitability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$(5,160)	$693	$(18,827)	$(4,618)
Adjustments:
Other expense, net	69	(39)	(90)	62
Depreciation and amortization expense	2,035	2,865	6,297	8,749
Total segment profitability	$(3,056)	$3,519	$(12,620)	$4,193
During both the nine months ended September 30, 2021 and September 30, 2020, Global Campus accounted for the entire amount of the University Partners segment revenue, respectively.
During both the nine months ended September 30, 2021 or 2020, there were no customers or individual university clients which accounted for 10% or more of the Zovio Growth segment revenue.
The Company’s total assets by segment are as follows (in thousands):

	As of September 30, 2021	As of December 31, 2020
University Partners	$95,903	$111,830
Zovio Growth	61,872	49,476
Total assets	$157,775	$161,306

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s accounts receivable and deferred revenue in each segment are as follows (in thousands):

	As of September 30, 2021	As of December 31, 2020
University Partners accounts receivable	$49	$45
Zovio Growth accounts receivable	8,490	7,159
Total accounts receivable	$8,539	$7,204

University Partners deferred revenue	$—	$10
Zovio Growth deferred revenue	14,025	8,080
Total deferred revenue	$14,025	$8,090
As of each September 30, 2021 and December 31, 2020, the University Partners accounts receivable balance was immaterial. As of each September 30, 2021 and December 31, 2020, there were no individual partners or customers which accounted for 10% or more of the Zovio Growth accounts receivable balance, as customers are individual students or third parties paying on their behalf, rather than university clients.
The Company’s goodwill amounts as of September 30, 2021 and December 31, 2020, respectively, are fully attributable to the Zovio Growth segment. For additional information on goodwill, see Note 8, “Other Significant Balance Sheet Accounts - Goodwill and intangibles, net.”

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
Forward-looking statements should not be interpreted as a guarantee of future performance or results and will not necessarily be accurate indications of the times at or by which such performance or results will be achieved, if at all. Forward-looking statements are based on information available at the time such statements are made and the current good faith beliefs, expectations and assumptions of management regarding future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. For a discussion of some of these risks and uncertainties, see Part II, Item 1A, “Risk Factors” as well as the discussion of such risks and uncertainties contained in our other filings with the SEC, including the Form 10-K.
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
Key Financial Metrics
In evaluating our operating performance, our management focuses in large part on our revenue and operating income (loss). The following table, which should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report, presents our key operating data for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Statement of Income Data:	2021	2020	2021	2020
Revenue and other revenue	$62,226	$102,166	$208,271	$303,978
Operating income (loss)	$(5,091)	$654	$(18,917)	$(4,556)
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

Cost reductions
We took actions in May and July to reduce our cost structure to more appropriately align it with both our revenue expectations and the nature of our business following the Sale Transaction. As we moved through the year, our enrollment began to stabilize at levels slightly lower than anticipated, causing us to further reduce our planned spending. Our total year-to-date cost reduction efforts will yield approximately $60 million in annualized savings going forward, when compared to planned spending levels.
Seasonality
Our operations are generally subject to seasonal trends. Our university partners generally experience higher new enrollments during the first quarter of each year, following a holiday break, as well as during the third quarter each year, when most other colleges and universities begin their fall semesters. While our university partners enroll students throughout the year, fourth quarter revenue is generally lower than other quarters due to the holiday break in December, with an increase in the first quarter of each year.
Trends and uncertainties regarding continuing operations
Valuation allowance
We recognize deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, we evaluate factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss. The cumulative loss incurred over the three-year period ended September 30, 2021 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. Such objective evidence limited our ability to consider in our evaluation other subjective evidence such as our projections for future growth. On the basis of our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against our deferred tax assets should continue to be maintained as of September 30, 2021.
Critical Accounting Policies and Use of Estimates
The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of the Form 10-K.
There were no material changes to these critical accounting policies and estimates during the nine months ended September 30, 2021.

Results of Operations
The following table sets forth our condensed consolidated statements of income (loss) data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue and other revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Technology and academic services	26.5	18.7	25.7	18.0
Counseling services and support	32.8	24.1	33.1	23.5
Marketing and communication	33.9	22.8	33.0	23.0
General and administrative	14.5	11.2	15.9	12.0
University-related expenses	—	22.4	—	23.9
Restructuring and impairment expense	0.5	0.2	1.3	1.1
Total costs and expenses	108.2	99.4	109.0	101.5
Operating income (loss)	(8.2)	0.6	(9.0)	(1.5)
Other income (loss), net	(0.1)	0.0	0.0	(0.0)
Income (loss) before income taxes	(8.3)	0.6	(9.0)	(1.5)
Income tax expense (benefit)	0.1	(0.5)	(0.0)	(4.2)
Net income (loss)	(8.4)%	1.1%	(9.0)%	2.7%
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Total revenue and other revenue. Total revenue and other revenue for the three months ended September 30, 2021 and 2020, was $62.2 million and $102.2 million, respectively, a decrease of $40.0 million, or 39.1%. For the three months ended September 30, 2021 and 2020, University Partners segment revenue was $55.2 million and $96.0 million, respectively, representing a decrease of 42.5%, and the Zovio Growth segment revenue was $7.0 million and $6.2 million, respectively, representing an increase of 14.0%.
The decrease in revenue in the University Partners segment of $40.8 million between periods was primarily due to the change in business model in December 2020, and the related decrease in university-related revenue as compared to the prior year. This decrease was also due to a decrease in average weekly enrollment for the three month period ended September 30, 2021, as compared to the three month period ended September 30, 2020. Partially offsetting the decrease in the University Partners segment was the new service revenue from the Services Agreement entered into in December 2020, as well as other revenue generated from the Transition Services Agreement of approximately $2.4 million.
The increase in revenue in the Zovio Growth segment between periods was primarily due to the growth in new customer contracts within the related subsidiaries, Fullstack Academy and TutorMe.com.
Technology and academic services. Technology and academic services for the three months ended September 30, 2021 and 2020, were $16.5 million and $19.1 million, respectively, a decrease of $2.6 million, or 13.6%. Specific decreases between periods primarily include consulting and outside services of $1.4 million, employee costs of $1.1 million, and amortization of $0.3 million, partially offset by an increase in other technology and academic services of $0.6 million. Technology and academic services, as a percentage of revenue, for the three months ended September 30, 2021 and 2020, were 26.5% and 18.7%, respectively, an increase of 7.8%. This increase primarily included increases in employee costs of 3.8%, other technology and academic services of 1.7%, license fees of 1.7%, and instructional supplies of 0.9%, partially offset by a decrease in consulting and other outside services of 0.5%.
Counseling services and support. Counseling services and support for the three months ended September 30, 2021 and 2020, were $20.4 million and $24.7 million, respectively, a decrease of $4.3 million, or 17.2%. Specific factors contributing to the overall decrease between periods were primarily a decrease in employee costs of $3.7 million. Counseling services and support, as a percentage of revenue, for the three months ended September 30, 2021 and 2020, were 32.8% and 24.1%, respectively, an increase of 8.7%. This increase primarily included increases in employee costs of 6.9%, depreciation of 0.7%, facilities costs of 0.6%, and human resources costs of 0.5%.
Marketing and communication. Marketing and communication for the three months ended September 30, 2021 and 2020, were $21.1 million and $23.3 million, respectively, a decrease of $2.2 million, or 9.5%. Specific factors contributing to the overall decrease between periods were decreases in advertising of $1.3 million, other marketing and communication expenses of $0.6 million, and license fees of $0.3 million. Marketing and communication, as a percentage of revenue, for the three months ended September 30, 2021 and 2020, were 33.9% and 22.8%, respectively, an increase of 11.1%. This increase primarily included increases in advertising of 9.0%, employee costs of 2.0%, and consulting and outside services of 0.6%, partially offset by a decrease in other marketing and communication expenses of 0.6%.
General and administrative. General and administrative expenses for the three months ended September 30, 2021 and 2020, were $9.0 million and $11.4 million, respectively, a decrease of $2.4 million, or 21.2%. The decrease between periods was primarily due to decreases in employee costs of $1.8 million, professional fees of $0.9 million and other general and administrative expenses of $0.4 million, partially offset by an increase in human resources costs of $0.6 million. General and administrative expenses, as a percentage of revenue, for the three months ended September 30, 2021 and 2020, were 14.5% and 11.2%, respectively, an increase of 3.3%. This increase was primarily due to increases in legal fees of 1.4%, employee costs of 1.2%, insurance of 0.9%, and consulting and outside services of 0.4%, partially offset by a decrease in professional fees of 0.6%.
University-related expenses. We did not record any charges to university-related expenses for the three months ended September 30, 2021. Charges incurred for the three months ended September 30, 2020 related to the legacy University.
Restructuring and impairment expense. For the three months ended September 30, 2021, we recorded $0.3 million of restructuring and impairment expense. For the three months ended September 30, 2020, we recorded a charge of approximately $0.2 million to restructuring and impairment expense. These charges were comprised primarily of a reduction in force and revised estimates of lease charges.
Other (expense) income, net. Other expense, net, was $0.1 million for the three months ended September 30, 2021 and other income was $39 thousand for the three months ended September 30, 2020, respectively. The amounts recognized during the three months ended September 30, 2021 relate primarily to interest expense.
Income tax expense (benefit). We recognized income tax expense of $0.1 million and an income tax benefit of $0.4 million for the three months ended September 30, 2021 and September 30, 2020, respectively, at effective tax rates of (1.1)% and (61.8)%, respectively. The income tax benefit for the three months ended September 30, 2021 was mainly attributable to the current state income taxes.
Net income (loss). Net loss was $5.2 million for the three months ended September 30, 2021, compared to net income of $1.1 million for the three months ended September 30, 2020, a $6.3 million decrease as a result of the factors discussed above.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Total revenue and other revenue. Total revenue and other revenue for the nine months ended September 30, 2021 and 2020, was $208.3 million and $304.0 million, respectively, a decrease of $95.7 million, or 31.5%. For the nine months ended September 30, 2021 and 2020, University Partners segment revenue was $187.1 million and $288.8 million, respectively, representing a decrease of 35.2%, and the Zovio Growth segment revenue was $21.2 million and $15.2 million, respectively, representing an increase of 39.5%.
The decrease in revenue in the University Partners segment of $101.7 million between periods was primarily due to the decrease in university-related revenue as compared to the prior year. The decrease between periods was primarily due to a decrease in average weekly enrollment from the nine month period ended September 30, 2020 to the nine month period ended September 30, 2021. Partially offsetting the decrease in the University Partners segment was an increase of service revenue due to the Services Agreement entered into in December 2020, as well as an increase in other revenue generated from the Transition Services Agreement of approximately $7.7 million.
The increase in revenue in the Zovio Growth segment between periods was primarily due to the growth in customer contracts experienced this year within the related subsidiaries, Fullstack Academy and TutorMe.com.

Technology and academic services. Technology and academic services for the nine months ended September 30, 2021 and 2020, were $53.7 million and $54.8 million, respectively, a decrease of $1.1 million, or 2.0%. Specific decreases between periods include consulting and outside services of $3.5 million, employee costs of $1.7 million, professional fees of $0.7 million, amortization of $0.6 million, and facilities costs of $0.5 million, partially offset by increases in other technology and academic services expenses of $3.5 million, license fees of $1.5 million, instructional supplies of $0.6 million, and bad debt expense of $0.4 million. Technology and academic services, as a percentage of revenue, for the nine months ended September 30, 2021 and 2020, were 25.7% and 18.0%, respectively, an increase of 7.7%. This increase primarily included increases in employee costs of 3.2%, other technology and academic services expenses of 2.1%, license fees of 1.6%, and instructional supplies of 0.8%, partially offset by a decrease in consulting and outside services of 0.4%.
Counseling services and support. Counseling services and support for the nine months ended September 30, 2021 and 2020, were $68.9 million and $71.5 million, respectively, a decrease of $2.6 million, or 3.6%. Specific factors contributing to the overall decrease between periods include decreases in facilities costs of $1.8 million and other counseling services and support expenses of $1.0 million, partially offset by a decrease in depreciation of $0.3 million. Counseling services and support, as a percentage of revenue, for the nine months ended September 30, 2021 and 2020, were 33.1% and 23.5%, respectively, an increase of 9.6%. This increase primarily included increases in employee costs of 8.6%, human resources costs of 0.5%, and depreciation of 0.5%.
Marketing and communication. Marketing and communication for the nine months ended September 30, 2021 and 2020, were $68.6 million and $70.0 million, respectively, a decrease of $1.4 million, or 2.0%. Specific factors contributing to the overall decrease between periods were decreases in advertising of $1.2 million, other marketing and communication expenses of $1.1 million, and license fees of $1.0 million, partially offset by increases in employee costs of $1.4 million and consulting and outside services of $0.6 million. Marketing and communication, as a percentage of revenue, for the nine months ended September 30, 2021 and 2020, were 33.0% and 23.0%, respectively, an increase of 10.0%. This increase primarily included increases in advertising of 7.7%, employee costs of 1.9%, and consulting and outside services of 0.7%, partially offset by a decrease in other marketing and communication expenses of 0.3%.
General and administrative. General and administrative expenses for the nine months ended September 30, 2021 and 2020, were $33.3 million and $36.4 million, respectively, a decrease of $3.1 million, or 8.6%. The decrease between periods was primarily due to decreases in employee costs of $3.3 million, professional fees of $2.3 million, non-recurring stock compensation of $1.4 million, other general and administrative expenses of $0.7 million, legal fees of $0.4 million, consulting and outside services of $0.3 million, and legal settlements of $0.3 million, partially offset by increases in executive severance of $3.7 million, human resources costs of $1.1 million, and insurance of $0.8 million. Our general and administrative expenses, as a percentage of revenue, for the nine months ended September 30, 2021 and 2020, were 15.9% and 12.0%, respectively, an increase of 3.9%. This increase was primarily due to increases in executive severance of 1.8%, employee costs of 1.2%, insurance of 0.7%, legal fees of 0.6%, and consulting and outside services of 0.3%, partially offset by decreases in professional fees of 0.5% and non-recurring stock compensation of 0.3%.
University-related expenses. We did not record any charges to university-related expenses for the nine months ended September 30, 2021. Charges incurred for the nine months ended September 30, 2020 related to the legacy University.
Restructuring and impairment expense. For the nine months ended September 30, 2021, we recorded $2.6 million of restructuring and impairment expense. For the nine months ended September 30, 2020, there were $3.4 million of similar restructuring and impairment expenses.
Other (expense) income, net. Other expense, net was $0.1 million for the nine months ended September 30, 2021, as compared to other income, net of $0.1 million for the nine months ended September 30, 2020, an increase of $0.2 million. The amounts recognized during the nine months ended September 30, 2021 relate primarily to interest expense.
Income tax benefit. We recognized an income tax benefit of $0.1 million and $12.9 million for the nine months ended September 30, 2021 and 2020, respectively, at effective tax rates of 0.4% and 279.5%, respectively. The income tax benefit for the nine months ended September 30, 2021 was mainly attributable to the tax refunds received from the federal and FTB audit examinations.
Net income (loss). Our net loss was $18.7 million for the nine months ended September 30, 2021 compared to net income of $8.3 million for the nine months ended September 30, 2020, a $27.0 million increase in net loss as a result of the factors discussed above.

Liquidity and Capital Resources
We finance our operating activities and capital expenditures primarily through cash on hand. At September 30, 2021 and December 31, 2020, our cash and cash equivalents were $31.6 million and $35.5 million, respectively. At September 30, 2021 and December 31, 2020, total restricted cash was $9.8 million and $20.0 million, respectively, and investments were $1.3 million and $1.5 million, respectively. At September 30, 2021, we had $2.9 million of long-term notes payable.
There was a slight decrease in the fair value of our investments at September 30, 2021 as compared to December 31, 2020. We believe that any fluctuations we have experienced are temporary in nature and, while our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value. Additionally, our income tax receivable decreased from December 31, 2020 to September 30, 2021 primarily due to $1.9 million tax refunds received from the federal and FTB audit examinations.
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
Operating activities
Net cash used in operating activities was $11.6 million for the nine months ended September 30, 2021, compared to net cash provided by operating activities of $20.1 million for the nine months ended September 30, 2020, an overall decrease between periods in net cash provided by operating activities of $31.7 million. The decrease in cash provided by operating activities is primarily attributable to the increase in net loss of $27.0 million between periods, including the minimum residual payment of $12.2 million to Global Campus during the period, as well as the decreases in non-cash expenses, partially offset by the net increases in the working capital accounts due to changes in the business model since the prior year.
Investing activities
Net cash used in investing activities was $1.4 million for the nine months ended September 30, 2021, compared to net cash used in investing activities of $1.7 million for the nine months ended September 30, 2020. Capital expenditures for the nine months ended September 30, 2021 were $1.2 million, compared to $2.6 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021 and 2020, we capitalized costs for intangibles of $0.6 million and $0.2 million, respectively. We expect our capital expenditures to be approximately $1.8 million for the year ending December 31, 2021.
Financing activities
Net cash used in financing activities was $1.1 million for the nine months ended September 30, 2021, compared to net cash provided by financing activities of $2.3 million for the nine months ended September 30, 2020. During each of the nine months ended September 30, 2021 and 2020, net cash used included tax withholdings related to the issuance of restricted stock units vesting. For the nine months ended September 30, 2020, we received $2.7 million of cash which was for long-term debt to be repaid as a function of generating future revenue.
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
The majority of our cash comes from our Services Agreement with Global Campus. The service fees in the Services Agreement are subject to certain minimum residual liability adjustments, including performance-based adjustments, minimum profit level adjustments, and excess direct cost adjustments. These adjustments are all variable in nature in that they depend upon the Company’s performance during each service period. In connection with the Services Agreement, the minimum residual payment will be paid annually, in June of each year. If the Company's restructuring efforts and enrollment initiatives do not occur as planned, then the Company will need to find alternative sources to fund operations.
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
Significant Contractual Obligations
The following table sets forth, as of September 30, 2021, certain significant cash and contractual obligations that may affect our future liquidity:

	Payments Due by Period
(In thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Operating lease obligations	$55,358	$1,754	$7,009	$5,316	$5,022	$4,759	$31,498
Other contractual obligations	16,639	3,859	7,270	4,912	598	—	—
Uncertain tax positions	28	—	28	—	—	—	—
Total	$72,025	$5,613	$14,307	$10,228	$5,620	$4,759	$31,498
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of September 30, 2021, we had $2.9 million in long-term notes payable.
Our future investment income may fall short of expectations due to changes in interest rates. At September 30, 2021, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting, during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In March 2021, President Biden signed the American Rescue Plan Act (“ARPA”) of 2021. The ARPA includes a major change in the 90/10 revenue test that provides for-profit institutions and their students access to the FSA programs. Under the ARPA, the Higher Education Act would be modified to change the formula from counting only Title IV program funds on the '90 side' to instead include all “federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution” or collectively “federal education assistance funds.” The 90/10 provision is subject to negotiated rulemaking after October 2021, with an earliest effective date on or after January 1, 2023. In October 2021, the Department announced its in intention to develop new 90/10 regulations in accordance with the ARPA. Other negotiated rulemaking topics include borrower defense to repayment for students, gainful employment requirements, and change in ownership and change in control of institutions of higher education among other topics. If these changes were to go into effect, it could adversely impact our university partners, which in turn could adversely affect our revenues or our ability to grow.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on October 27, 2021, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (Loss); (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOVIO INC

October 27, 2021	/s/ KEVIN ROYAL
Kevin Royal Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)