Form 10-K
period 2021-12-31
Zovio Inc
filed 2022-04-15
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ______
Commission File Number: 001-34272
________________________________
ZOVIO INC
(Exact name of registrant as specified in its charter)
________________________________

Delaware	59-3551629
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1811 E. Northrop Blvd., Chandler, AZ 85286
(Address, including zip code, of principal executive offices)

(858) 668-2586
(Registrant’s telephone number, including area code)
________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☐   No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s second fiscal quarter, was approximately $46.0 million, based on the closing price of the registrant’s common stock as reported on such date by The Nasdaq Stock Market LLC. Shares of common stock held by officers, directors and holders of 5% or more of the outstanding common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 31, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 34,054,879, net of treasury shares.

Documents Incorporated by Reference
None.

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
•projections, predictions and expectations regarding our business, financial position, results of operations, liquidity and capital resources, and enrollment trends;
•the ability of our current or any future university partners to obtain continued approval of programs for educational benefits to active duty military students or to veteran students;
•the outcome of various lawsuits, claims and legal proceedings;
•the impact of COVID-19 on the economy, and the demand for our services and the collectability of our receivables;
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
•the continued growth of our growth segment;
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
•our failure to comply with the extensive and continually evolving regulatory framework applicable to our university partners, including but not limited to Title IV of the Higher Education Act and its implementing regulations, state laws and regulatory requirements, and accrediting agency requirements;
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

PART I

Item 1. Business
BUSINESS
Overview
Zovio Inc is an education technology services company that partners with higher education institutions and employers to deliver innovative, personalized solutions and learning experiences to help learners and leaders achieve their aspirations and help institutions grow. Zovio’s expertise across academic disciplines, credential levels, learning experiences, and modalities has powered student and partner success through a tailored, customer-focused approach bolstered by data analytics. The Company provides student recruitment and enrollment systems, retention strategies, educational tools and curriculums.
Sale Transaction
Up through December 1, 2020, the Company, through its wholly owned subsidiary, Ashford University, LLC (“AU LLC”), owned and operated Ashford University, a regionally-accredited, online university (the “University”). Then, on December 1, 2020, the Company and AU LLC finalized the Purchase Agreement, by and among the Company, AU LLC, the University of Arizona and Global Campus. Upon the closing of the Purchase Agreement (the “Sale Transaction”), Global Campus owns and operates the University in affiliation with the University of Arizona with a focus on expanding access to education for non-traditional adult learners and the Company provides services to Global Campus under a long-term Strategic Services Agreement (the “Services Agreement”).
Our Business
The services that the Company provides to Global Campus under the Services Agreement include recruiting, admissions, marketing, student finance, financial aid processing, and financial aid advising, program advising, student retention advising, support services for academics, information technology and institutional support. See further details within “Services Provided” below.
In April 2019, we acquired Fullstack Academy, Inc. (“Fullstack”) an immersive coding bootcamp offering web development and cybersecurity training to students looking for competitive paying and in-demand tech jobs. Fullstack offers full- and part-time programs online, in addition to working with colleges and universities to expand their program offerings and close technological skills gaps in their local communities.
Also in April 2019, we acquired TutorMe.com, Inc. (“TutorMe”), which provides 24/7 tutoring services. Students are matched online with tutors within minutes who can help them with more than 300 subjects. With live video chat, whiteboarding, and screen sharing, students can get the personalized help they need, in the subject they need, at a time that works for them. TutorMe optimizes the student learning journey and is a valuable-resources for high-school and college students. TutorMe is also offered as an employee benefit to our employees, providing an added benefit for parents of high-school students.
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
Constellation - Constellation is an innovative suite of interactive educational materials that increases the educational quality for online students. Constellation is our proprietary learning platform that takes features of traditional textbooks and combines them with features of the internet to create a premium student experience. We developed Constellation as an alternative to third-party textbooks with digital course materials. Constellation gives students access to their digital course materials across platforms without sacrificing time-tested studying tools like highlighting and note taking. Constellation includes customized content geared to courses and students, combined with a robust set of features that make course materials engaging and accessible to students of various learning styles and abilities. Constellation is cloud-based and is compatible across operating systems, browsers and mobile technologies, including web-enabled smartphones and tablet devices. We have developed Constellation-enabled courses primarily in core classes to attempt to reach as many students as possible. The Constellation team includes editors with extensive experience at leading textbook publishing firms. Highly qualified subject matter experts are recruited to author content that addresses course and institutional outcomes. Constellation digital texts are organized around accelerated courses.
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
Environmental, Social and Governance Programs
Environmental, social and governance (“ESG”) refers to three central factors in measuring the sustainability and societal impact of an investment in our Company. These criteria, and the activities making up each area, have long been a part of the way we operate. The way we approach sustainability at our facilities, how we interact with our communities, the processes by which we make our decisions and our people-first culture all contribute to our ESG program.
Environmental Matters
We provide our services primarily online, which inherently results in a friendlier impact on the environment. As a leader in education technology services, we can help drive sustainability through our products and services. Our programs are 100% online, and courseware is 100% digital.
Optimizing and conserving our resources through sustainable practices are at the center of our Company’s focus on the environment. With a mindset of continuous improvement, we focus on sustainability by using industry-leading technologies within our facilities to minimize the impact on the environment where applicable. We have many initiatives in the areas of conserving energy and reducing waste at our facilities. Our Arizona-based headquarters is 130,000 square-feet and generates approximately 480kWh of solar power annually that provides at least 30% of the building's electricity needs. The facility also includes 24 electric car charging stations on site, and energy-efficient LED lighting throughout the building. Additionally, there is an approximately 100 square foot biophilic plant wall in the building. Efforts such as this helped us in being awarded the 2020 Arizona Red Award for Office Interiors Project of the Year. We have also identified and implemented methods that improve resource conservation and maintain compliance with the U.S. Green Building Council, in addition to federal, state, and local regulations.
Additionally, we believe the facilities we occupy are state-of-the-art and are in substantial compliance with federal, state and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Compliance with these laws and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, or competitive position.

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
In 2020 and 2021, the COVID-19 pandemic had a direct impact on our employees. We pivoted the vast majority of our workforce to remote work with minimal disruption while implementing additional safety measures for employees conducting critical on-site work. Despite the challenging economic realities brought on by the pandemic, Zovio hired almost 600 employees in fiscal year 2021, hiring workers from many of the community’s hardest-hit industries. To minimize risk to employees, the majority of new hires in 2021 were onboarded and trained remotely, with the rest being trained in a socially distanced, safe environment. New hires obtained all the necessary tools and resources to be successful in a remote setting through our creative curbside pick-up process. We also offered flexible work schedules and offered additional time off for those with medical and caregiving needs due to COVID-19.
As of December 31, 2021, the Company and its subsidiaries employed approximately 1,400 individuals, 1,365 of which were full-time. This includes staff in university services, academic advising and academic support, enrollment services, university administration, financial aid, marketing, information technology, human resources, legal and compliance, external affairs, corporate accounting, finance and other administrative functions. At the conclusion of 2021, Zovio’s workforce was 57% female and 43% male and women represented 52% of those in leadership roles.
To attract, retain, and inspire our talent, we offer fair, competitive compensation and award-winning benefits programs that support our employees through the entire employee lifecycle. Our compensation and benefits program includes: base pay, short-term incentives, cash and stock-based long-term incentives, an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended, with an employer match, an employee stock purchase plan, health and wellness benefits, health savings accounts, flexible spending accounts, paid time off, paid parental leave, an award winning wellness program and an employee assistance program. Additionally, we offer an on-site gym and café with healthy food alternatives, a fully-staffed Health and Wellness Center, lifestyle coaching, ergonomic programs, and financial education and coaching to help employees reach their personal financial goals. The Company also benchmarks positions and regularly reviews the design of employee compensation and benefits programs to ensure we remain competitive with the market. We undertake an external third-party facilitated pay equity analysis annually and conduct regular internal assessments on pay disparities and make adjustments as necessary.
Creating a culture that embraces diversity, where all employees feel supported and valued, is paramount to delivering innovative solutions to our university partners and students. Our employees participate in an annual survey to measure overall engagement. In 2021, 87% of Zovions reported that they feel cared about as a person and 74% reported that they intend to stay at Zovio.
In 2021, we launched “Belonging @ Zovio” – our Diversity and Inclusion strategy. One of its key pillars is “bringing collective voices together” which is activated by connecting those with similar interests and passions through Employee Resource Groups. These groups focus on professional development & networking opportunities, volunteer activities, raising awareness, and providing insights that inform our products and services.
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
To support personal and professional growth, Zovio offers employees an opportunity to obtain their bachelor’s and/or master’s degree for free through Global Campus. The Company also has several tuition reimbursement programs. We provide a tuition benefit, up to $5,250 annually, alongside a College Savings 529 Plan and Student Debt Repayment program for eligible employees. We also offer free online tutoring services for employees and their dependents as many parents turned to virtual learning during the COVID-19 pandemic.
During 2021, Zovio supported the Arizona Coronavirus Relief Fund, Chandler Chamber of Commerce’s COVID-19 Relief Program, United Way Workplace Campaign, food drives, community laptop drives, and provided materials to support online instruction to our educational partners.

We understand the life-changing impact that education resources can have on individuals, no matter their background, experience, or career goals. Zovio supports nonprofit organizations aligned with our pillars of “Opportunities for All” and “Learning Beyond the Classroom” through our Corporate Giving program. In 2021, Zovio supported various educational partners including Arizona Tech Council, Greater Phoenix Chamber Foundation, Jobs for Arizona’s Graduates, Center for the Future of Arizona, Wounded Warriors Project, and The Johnston Family Foundations for Urban Agriculture. All Zovio employees are provided 16 hours of paid time off to volunteer at nonprofit organizations of their choice. In 2021, Zovio employees logged more than 3,100 volunteer hours, either virtually or in person.
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
Segment Information
Prior to December 1, 2020, the Company operated in one segment for reporting purposes. Following the Sale Transaction on December 1, 2020, we now operate our business in two reportable segments, including the University Partners Segment and the Zovio Growth Segment. The Company’s reportable segments are determined based on (i) financial information reviewed by the chief operating decision maker, the Chief Executive Officer (“CODM”), (ii) internal management and related reporting structure, and (iii) the basis upon which the CODM makes resource allocation decisions. University Partners includes the technology and services provided to colleges and universities to enable the online delivery of degree programs. The inaugural partner in the University Partners Segment is Global Campus. The Zovio Growth Segment includes our other subsidiaries, including Fullstack and TutorMe.
Seasonality
Our operations are generally subject to seasonal trends. Our university partner generally experiences a seasonal increase in new enrollments during the first quarter of each year, subsequent to holiday break, as well as during the third quarter each year, when most other colleges and universities begin their fall semesters. While our university partner enrolls students throughout the year, the fourth quarter revenue generally is lower than other quarters due to the holiday break in December, with a relative increase in the first quarter of each year.
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

Regulation
Through December 1, 2020, we were the owner and operator of a for-profit university and certain of the regulatory factors set forth below are the risks associated with that business. Upon the consummation of the Sale Transaction on December 1, 2020, we became a service provider of education services to Global Campus, our inaugural university partner. Given that our revenue from operations is currently derived primarily from our contractual relationship with Global Campus, the regulations attributable to Global Campus could materially affect us. The following section describes regulatory matters generally relating to Global Campus and to institutions of higher education that may affect us as a service provider to Global Campus.

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
On November 12, 2020, WSCUC approved the substantive change of control application filed to complete the Sale Transaction, subject to certain conditions.
On December 1, 2020, the parties to the Purchase Agreement entered into Amendment No. 1 to the Purchase Agreement, pursuant to which, among other things, the University of Arizona and Global Campus waived the closing condition regarding issuance of a pre-acquisition review notice by the Department. Under the terms of the Purchase Agreement, the Closing was subject to customary closing conditions for transactions in this sector. As a result, on December 1, 2020, the Sale Transaction was consummated and Global Campus now owns and operates the University in affiliation with the University of Arizona.

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
In July 2020, the Department notified the Company that they would be initiating a preliminary review of borrower defense applications from borrowers who made claims regarding the University. As part of the initial fact-finding process, the Department sent individual student claims to the University and allowed the institution to submit a response to the individual borrower’s claim. In 2020, the Company received and timely responded to the submitted claims. The Company has responded to each individual student claim received and cannot predict the outcome of the Department's review at this time.
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
Upon the consummation of the Sale Transaction on December 1, 2020 (as discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), we became a service provider of education services to Global Campus, our inaugural university client. Accordingly, we have set forth below additional material risks to reflect those factors now applicable to our new business operations. Given that our revenue from operations is currently derived primarily from our contractual relationship with Global Campus, the risk factors include risks attributable to Global Campus operating as a non-profit university, which could materially affect our business. Through December 1, 2020, we were the owner of a for-profit university and certain of the risk factors set forth below are the risks associated with that business.
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
If the University is found to have violated any regulatory requirement while we owned and operated it, we remain responsible for any liabilities arising from such violation, either directly or because of our obligation to indemnify Global Campus, and the payment of any such damages or fines could materially and adversely affect our business and operations, and our stock price.
Following the Sale Transaction, we retained all liabilities associated with the University during the time we owned and operated it and agreed to indemnify Global Campus for such matters if the University is found liable for violations during such period, including regulatory non-compliance. Should violations be determined, we may be required to either pay such liabilities directly or indemnify Global Campus. Such payments could be substantial and could adversely affect us.
If the Department does not recertify Global Campus to continue participating in the Title IV programs, Global Campus' students would lose their access to Title IV program funds, or there could be significant limitations as a condition of Global Campus' continued participation in the Title IV programs, and as a service provider, our business, financial condition and results of operations, as well as our stock price, could be materially and adversely affected.
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
Any of these outcomes could have a material adverse effect on us. We no longer own or operate the University, and we no longer participate in the Title IV programs as an institution. However, we face the risks discussed above in connection with providing services as a third-party education technology services provider, including adverse effects on our business and operations from a reduction or loss in our revenues under the Services Agreement.
If we are determined to have paid improper incentive compensation to our covered employees, or tuition sharing arrangements are deemed to violate the incentive compensation regulations, our business will be impaired.
An institution that participates in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in student recruitment, admissions, or financial aid awarding activity. Current regulations provide that higher education institutions agree that it will not provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in student recruitment or admission activity, or in making decisions regarding the award of Title IV, HEA program funds. Pursuant to this regulation, we are prohibited from offering our covered employees, which are those employees involved with or responsible for recruiting or admissions activities, any bonus or incentive-based compensation based on the successful recruitment, admission or enrollment of students into a postsecondary institution. We are also precluded from offering our covered employees that work on financial aid matters (if any), any bonus or incentive-based compensation based on the award of financial aid to students enrolled in a postsecondary institution.

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
If any of the above were to occur and there was a loss of eligibility to participate in Title IV programs, there could be a material adverse effect on enrollments of our current or future university partners, and therefore on our revenues, financial condition, cash flows and results of operations.
Changes to the 90/10 rule or related Title IV regulation could adversely impact our university partners, which in turn could adversely affect our revenues or our ability to grow.
In March 2021, President Biden signed the American Rescue Plan Act (“ARPA”) of 2021. The ARPA includes a major change in the 90/10 revenue test that provides for-profit institutions and their students access to the Federal Student Aid (“FSA”) programs. Under the ARPA, the Higher Education Act would be modified to change the formula from counting only Title IV program funds on the '90 side' to instead include all “federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution” or collectively “federal education assistance funds.” The 90/10 provision will be subject to negotiated rulemaking after October 2021, with an earliest effective date on or after January 1, 2023. Additionally, in June 2021, the Department held virtual public hearings to receive stakeholder feedback on potential issues for the upcoming negotiated rulemaking sessions. These issues include borrower defense to repayment for students, gainful employment requirements, and change in ownership and change in control of institutions of higher education among other topics. If these changes were to go into effect, it could adversely impact our university partners, which in turn could adversely affect our revenues or our ability to grow.

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
In July 2020, the Department notified the Company that the Department would be initiating a preliminary review of borrower defense applications from borrowers who made claims regarding the University. As part of the initial fact-finding process, the Department sent individual student claims to the University and allowed the institution to submit a response to the individual borrower’s claim. The Company received and timely responded to each individual student claim and cannot predict the outcome of the Department's review at this time.
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

On March 7, 2022, the Superior Court of the State of California, County of San Diego, or the Court, issued a Statement of Decision in favor of the Attorney General of the State of California, or the California Attorney General, in an action brought by the California Attorney General alleging we, and our previous subsidiary, Ashford University, LLC, or Ashford, among other things deliberately misled Ashford students and falsely advertised Ashford’s academic programs. Ashford no longer exists and we are responsible for Ashford’s portion of the liability under this matter. The Court ordered us to pay $22.4 million in statutory penalties but denied the California Attorney General’s demands for restitution and injunctive relief. We are currently considering all options available to us related to the Statement of Decision. On April 7, 2022, we filed a motion for a new trial and/or to set aside and vacate the judgement, which is currently set for a hearing on May 13, 2022. Regardless of the ultimate outcome, this decision could have a material adverse effect on our reputation and financial condition.
For additional information regarding current material legal proceedings involving us and our subsidiaries, see Note 19, “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this report.
We may need to raise additional funding, which may not be available on acceptable terms, or at all. If such financing is not available or not available on terms acceptable to us, it could adversely affect our ability to continue operations.
We assess going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” as to whether there is substantial doubt about the ability to continue as a going concern for a period of one year after the date that our financial statements are issued.
As of December 31, 2021, our cash and cash equivalents were $28.3 million. If we are unable to obtain sufficient capital when needed, our business, financial condition and results of operations could be materially and adversely affected.
The amount, timing and terms of such additional financing will vary principally depending on the amount of cash flows from our operations and our forecasted operations. To the extent that we require additional financing in the future, such financing may not be available on terms acceptable to us or at all and, consequently, we may not be able to fully implement our plans. For additional information on financing obtained in April 2022, see Note 22, “Subsequent Events” to our consolidated financial statements included elsewhere in this report.
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
Our use of personal information also subjects us to legislative and regulatory burdens that could require notification of data breaches and could restrict our use of personal information, and a violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines against us or lawsuits brought against us. We maintain a cybersecurity program with ongoing monitoring. However, we may be required to expend significant resources to protect against the threat of any security and cybersecurity breaches or to alleviate problems caused by these breaches. A major breach, theft or loss of personal information held by us or our vendors regarding students and their families or our employees, or a violation of laws or regulations relating to the same, could have a material adverse effect on our reputation, result in lawsuits and result in further regulation and oversight by federal and state authorities and increased costs of compliance. The adoption of new or modified state or federal data or cybersecurity legislation could increase our costs and/or require changes in our operating procedures or systems.
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
If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. At December 31, 2021, 33.5 million shares of our common stock were outstanding. In addition, as of December 31, 2021, there were 1.2 million shares of our common stock underlying outstanding stock options and 4.9 million shares of our common stock underlying outstanding stock awards, including restricted stock units and performance stock units. All shares subject to outstanding stock options are eligible for sale in the public market to the extent permitted by the provisions of the applicable stock option agreement and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline. Under Rule 144, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144 after one year, subject to applicable restrictions, including volume and manner of sale limitations.
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
Subject to the rules of the Nasdaq Stock Market LLC (“NASDAQ”), our board has the authority, without any action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of capital stock. At December 31, 2021, there were 300.0 million shares of common stock authorized for issuance under our certificate of incorporation, 33.5 million shares of which were outstanding. At December 31, 2021, there were 20.0 million shares of preferred stock authorized for issuance under our certificate of incorporation, no shares of which were outstanding. Issuances of common stock or voting preferred stock would reduce the influence of our current stockholders over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in the rights of our current stockholders being subject to the prior rights of holders of that preferred stock.
Our common stock has relatively low trading volume, compared to many other public companies.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of NASDAQ. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10‑K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This may require us to incur substantial additional professional fees and internal costs to further expand our accounting and finance functions and expend significant management efforts. As a smaller reporting company (as defined by the SEC), we are not required to obtain a separate attestation of our internal control over financial reporting from our independent auditors. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2021, we do not own any property. We lease property in Arizona, California, Colorado and New York, for academic operations, corporate functions, enrollment services and student support services.
Our headquarters are located at 1811 E. Northrop Blvd in Chandler, Arizona, where we lease office space. During fiscal year 2021, we paid annual rent of approximately $1.7 million under the terms of this lease, which expires in September 2030.
We also lease a few additional smaller facilities that we, and our subsidiaries, use as office space and learning centers in California, Colorado and New York.
Our facilities are utilized consistent with management’s expectations, and we believe such facilities are suitable and adequate for current requirements and that additional space can be obtained on commercially reasonable terms to meet any future requirements.
Item 3. Legal Proceedings
For information regarding any legal proceedings, see Note 19, “Commitments and Contingencies” to our annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the text of which is incorporated by reference into this Item 3 of Part I.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities
Market Information
Our common stock is listed on NASDAQ under the symbol “ZVO.”
Holders of Record
As of March 31, 2022, there were 30 holders of record of our common stock. This figure does not include an indeterminate number of beneficial owners of our common stock whose shares are held of record by banks, brokers and other financial institutions.
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
Securities Authorized for Issuance Under Equity Compensation Plans
On December 3, 2021, we adopted the 2021 CEO Inducement Equity Incentive Plan, pursuant to which we reserved 2,874,138 shares of Common Stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Registrant, as an inducement material to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.
Recent Sales of Unregistered Securities
Of the 2,874,138 shares of common stock reserved under the 2021 CEO Inducement Equity Incentive Plan, 574,138 shares were issued pursuant to a grant of an equity-based award exempt from registration under Section 4(a)(2) of the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our annual consolidated financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data.” In addition to historical information, this discussion includes forward-looking information that involves risks and uncertainties that could cause actual results to differ materially from management’s expectations. See Part I, Item 1A, “Risk Factors” and “Special Note Regarding Forward-Looking Statements” at the beginning of this report.
Overview
Zovio Inc is an education technology services company that partners with higher education institutions and employers to deliver innovative, personalized solutions to help learners and leaders achieve their aspirations. For additional information regarding our business, see Part I, Item 1, “Business.”
Until December 1, 2020, the Company, through its wholly owned subsidiary, Ashford University, LLC (“AU LLC”), owned and operated Ashford University, a regionally-accredited, online university (the “University”). On December 1, 2020, the Company and AU LLC finalized the Purchase Agreement, by and among the Company, AU LLC, the Arizona Board of Regents, a body corporate, for and on behalf of the University of Arizona (the “University of Arizona”), and the University of Arizona Global Campus, a newly formed Arizona nonprofit corporation (“Global Campus”).
In April 2019, we acquired Fullstack Academy, Inc. (“Fullstack”) an immersive coding bootcamp offering web development and cybersecurity training to students looking for competitive paying and in-demand tech jobs. Fullstack offers full- and part-time programs online, in addition to working with colleges and universities to expand their program offerings and close technological skills gaps in their local communities.
Also in April 2019, we acquired TutorMe.com, Inc. (“TutorMe”), which provides 24/7 tutoring services. Students are matched online with tutors within minutes who can help them with more than 300 subjects. With live video chat, whiteboarding, and screen sharing, students can get the personalized help they need, in the subject they need, at a time that works for them. TutorMe optimizes the student learning journey and is a valuable-resources for high-school and college students. TutorMe is also offered as an employee benefit, providing an added benefit for parents of high-school students.
Reporting Segments
Prior to December 1, 2020, the Company operated in one segment for reporting purposes. Following the Sale Transaction on December 1, 2020, our business operates in two reportable segments, including the University Partners segment and the Zovio Growth segment. The Company’s reportable segments are determined based on (i) financial information reviewed by the chief operating decision maker, (“the CODM”), (ii) internal management and related reporting structure, and (iii) the basis upon which the CODM makes resource allocation decisions. University Partners includes the technology and services provided to colleges and universities to enable the online delivery of degree programs. The inaugural partner in the University Partners segment is Global Campus. University Partners also includes the tuition revenue related to the University prior to the Sale Transaction. The Zovio Growth segment includes our other subsidiaries, including Fullstack and TutorMe.
Key Financial Metrics
In evaluating our operating performance, our management focuses in large part on our revenue and operating income (loss). The following table, which should be read in conjunction with our annual consolidated financial statements included elsewhere in this report, presents our key operating data for each of the periods presented (in thousands):

	Year Ended December 31,
Consolidated Statement of Income (Loss) Data:	2021	2020
Revenue and other revenue	$263,033	$397,121
Operating loss	$(42,608)	$(61,900)

Revenue and other revenue
After December 1, 2020, revenue is now primarily derived from service revenue from our university partners. On December 1, 2020, the Company entered into the Services Agreement with Global Campus whereby the Company will provide certain educational technology and support services, which has an initial term of fifteen years and seven months, subject to renewal options and certain early termination provisions. The amounts earned from the Services Agreement are denoted as revenue on the consolidated statements of income (loss). On December 1, 2020, the Company also entered into a transition services agreement with Global Campus whereby the Company will provide certain temporary transition services (the “Transition Services Agreement”), which has a term of three years. The amounts earned from the Transition Services Agreement are denoted as other revenue on the consolidated statements of income (loss).
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
Costs and expenses
Technology and academic services costs consist primarily of costs related to ongoing maintenance of educational infrastructure, including online course delivery and management, student records, assessment, customer relations management and other internal administrative systems. This also includes costs to provide support for curriculum and new program development, support for faculty training and development and technical support. This expense category includes salaries, benefits and share-based compensation, information technology costs, curriculum and new program development costs (which are expensed as incurred), provision for bad debt and other costs associated with these support services. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of these services.
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
General and administrative costs consist primarily of compensation and benefit costs, including related stock-based compensation, for employees engaged in corporate management, finance, human resources, compliance, and other corporate functions. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of these services.
University-related expenses represent those costs that were transferred to Global Campus in the Sale Transaction and that are no longer incurred by the Company. These costs were previously primarily components of instructional costs and services, with some costs from admissions advisory and marketing and some general and administrative.
Legal expense is comprised of charges related to the amounts to resolve the previously disclosed investigation by the California Attorney General.
Restructuring and impairment expenses are primarily comprised of (i) severance costs related to headcount reductions made in connection with restructuring plans and (ii) estimated lease losses related to facilities vacated or consolidated under restructuring plans.
Loss on transaction amount represents the net assets transferred in the Sale Transaction, as well as other transaction-related expenses and costs to sell.

Factors Affecting Comparability
We believe the following factors have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:
Sale transaction
The results of operations prior to December 1, 2020 are not comparable to those following that date. On December 1, 2020, the Company entered into the Services Agreement with Global Campus whereby the Company will provide certain educational technology and support services. On December 1, 2020, the Company also entered into the Transition Services Agreement with Global Campus whereby the Company will provide certain temporary transition services. After December 1, 2020, revenue is primarily derived from service revenue from our university partners.
Seasonality
Our operations are generally subject to seasonal trends. Our university partners generally experience a seasonal increase in new enrollments during the first quarter of each year, subsequent to holiday break, as well as during the third quarter each year, when most other colleges and universities begin their fall semesters. While our university partners enroll students throughout the year, fourth quarter revenue is generally lower than other quarters due to the holiday break in December, with a relative increase in the first quarter of each year.
Trends and uncertainties regarding continuing operations
Restructuring and impairment charges
We have implemented various restructuring plans to better align our resources with our business strategy and the related charges are recorded in the restructuring and impairment charges line item on our consolidated statements of income (loss). Changes to these estimates could have a material impact on the Company’s consolidated financial statements. For information regarding the restructuring and impairment charges recorded, refer to Note 4, “Restructuring and Impairment Charges” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Valuation allowance
We recognize deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, we evaluate factors including the ability to generate future taxable income from reversing taxable temporary differences, and forecasts of financial and taxable income or loss. The cumulative loss incurred over the three-year period ended December 31, 2021 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. Such objective evidence limited our ability to consider in our evaluation other subjective evidence such as our projections for future growth. On the basis of our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against our deferred tax assets should continue to be maintained as of December 31, 2021.
Critical Accounting Policies and Estimates
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
On December 1, 2020, the Company entered into the Services Agreement with Global Campus, which has an initial term of fifteen years and seven months, subject to renewal options and certain early termination provisions. The amounts earned from the Services Agreement are within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”), and are denoted as revenue on the consolidated statements of income (loss). On December 1, 2020, the Company also entered into a the Transition Services Agreement, which has a term of three years. The amounts earned from the Transition Services Agreement are denoted as other revenue on the consolidated statements of income (loss).
The Services Agreement has a single performance obligation, as the promises to provide the identified services are not distinct within the context of these agreements. The single performance obligation constitutes a series of distinct services as the customer benefits as services are provided. Service revenue is recognized over time using the input method cost. The input method provides a faithful depiction of the performance toward complete satisfaction of the performance obligation and can be tied to the direct cost incurred. The service fees received over the term of the agreement are variable in nature in that they are dependent upon the number of students attending the university and revenues generated from those students during the service period. The service fees are subject to certain adjustments, including performance-based adjustments, minimum profit level adjustments, and excess direct cost adjustments. These adjustments are all variable in nature in that they depend upon the Company’s performance during each service period. Such adjustments are presented as minimum residual liability within accounts payable and accrued liabilities in the consolidated financial statements. The Company allocates variable consideration to the distinct increments of service to which it relates, as the variability is directly related to the Company’s effort to satisfy the distinct increments of service provided. This is consistent with the allocation objective in ASC 606. The Company meets the criteria in the standard and exercises the practical expedient to not disclose the aggregate amount of the transaction price allocated to the single performance obligation that is unsatisfied as of the end of the reporting period. The Company does not disclose the value of unsatisfied performance obligations because the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation.
Fullstack offers both full-time and part-time technology bootcamps. The tuition fees for these programs are recognized as revenue as the services are provided to the student, which occurs over the applicable period of instruction. For most Fullstack programs, tuition is collected prior to the start of the cohort; however, for certain programs students can defer payment until completion of the program and for these students an accounts receivable balance is recorded.
TutorMe provides online on-demand tutoring services through hourly and access license contracts. Revenue for these contracts are recognized based on hours used or ratably over the contract period depending on the type of contract. For most TutorMe contracts, cash is collected at or near the onset of the contract. The collected cash is recognized as deferred revenue until recognized into revenue.
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

We have three distinct reporting units including (i) Zovio, (ii) Fullstack and (iii) TutorMe. The Fullstack and TutorMe reporting units have goodwill associated with them. During the third quarter of 2021, our quantitative assessment of goodwill and indefinite-lived intangible assets noted no impairment indicators in either the Fullstack or the TutorMe reporting unit, and noted a material amount of fair value in excess of the carrying amount. There were no additional triggering events noted during the fourth quarter of fiscal 2021 and therefore there was no impairment of our goodwill amounts.
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
During 2021, we did note certain indicators of impairment during our qualitative assessments of long-lived assets under ASC 360, Property and Equipment. However, based upon the quantitative assessment, no impairment in long-lived assets is deemed necessary as of December 31, 2021.
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
The following table sets forth our consolidated statements of income (loss) data as a percentage of revenue for each of the periods indicated:

	Year Ended December 31,
	2021	2020
Total revenue and other revenue	100.0%	100.0%
Costs and expenses:
Technology and academic services	26.9%	18.7%
Counseling services and support	34.0%	24.4%
Marketing and communication	32.4%	23.1%
General and administrative	16.4%	12.0%
University-related expense	—%	22.4%
Legal expense	5.4%	—
Restructuring and impairment charges	1.0%	1.2%
Loss on transaction	—%	13.8%
Total costs and expenses	116.1%	115.6%
Operating loss	(16.1)%	(15.6)%
Other income (loss), net	—%	—%
Loss before income taxes	(16.1)%	(15.6)%
Income tax expense (benefit)	—%	(3.3)%
Net loss	(16.1)%	(12.3)%
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Total revenue and other revenue. Our total revenue and other revenue for the year ended December 31, 2021 and 2020, was $263.0 million and $397.1 million, respectively, representing a decrease of $134.1 million, or 33.8%. For the year ended December 31, 2021 and 2020, University Partners segment revenue was $232.8 million and $376.2 million, respectively, representing a decrease of 38.1%, and the Zovio Growth segment revenue was $30.2 million and $20.9 million, respectively, representing an increase of 44.7%.
The decrease in revenue in the University Partners segment of $143.4 million between periods was primarily due to the decrease in university-related revenue of $356.1 million, or 89.7%, as compared to the prior year. This decrease was due to the sale of Global Campus on December 1, 2020 (see also Note 1, “Nature of Business,” included in Part II, Item 8, for further information). This decrease was also due to a decrease of 16.0% in average weekly enrollment for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Partially offsetting the decrease in the University Partners segment was a $203.0 million increase of service revenue due to the Services Agreement entered into on December 1, 2020, as well as an increase in other revenue generated from the Transition Services Agreement of approximately $8.9 million.
The increase in revenue in the Zovio Growth segment between periods was primarily due to the growth in the new customer contracts experienced this year within our subsidiaries, Fullstack Academy and TutorMe.com.
Technology and academic services. Our technology and academic services for the year ended December 31, 2021 and 2020, were $70.7 million and $74.4 million, respectively, representing a decrease of $3.7 million, or 5.0%. Specific decreases between periods primarily include consulting and outside services of $4.9 million, employee costs of $2.4 million, amortization of intangible assets of $1.0 million, professional fees of $0.7 million, and facility costs of $0.4 million. These decreases were partially offset by increases in other technology and academic services expenses of $3.5 million, license fees of $1.8 million, and instructional supplies of $0.3 million. Our technology and academic services, as a percentage of revenue, for the year ended December 31, 2021 and 2020, were 26.9% and 18.7%, respectively, representing an increase of 8.2%. This increase primarily included increases in employee costs of 3.6%, other technology and academic services expenses of 1.9%, license fees of 1.7%, and instructional supplies of 0.8%. These increases were partially offset by a decrease in consulting and outside services of

0.5%. As a percentage of revenue, bad debt expense decreased to 0.5% for the year ended December 31, 2021, compared to 3.6% for the year ended December 31, 2020.
Counseling services and support. Our counseling services and support expenses for the year ended December 31, 2021 and 2020, were $89.5 million and $97.0 million, respectively, representing a decrease of $7.5 million, or 7.7%. Specific factors contributing to the overall decrease between periods were primarily due to decreases in employee costs of $3.8 million, facility costs of $2.4 million, and other counseling services and support expenses of $1.4 million. The overall decrease was partially offset by an increase in depreciation of $0.4 million. Our counseling services and support expenses, as a percentage of revenue, for the year ended December 31, 2021 and 2020, were 34.0% and 24.4%, respectively, representing an increase of 9.6%. This increase primarily included increases in employee costs of 8.6%, depreciation of 0.6%, human resources costs of 0.5%.
Marketing and communication. Our marketing and communication expenses for the year ended December 31, 2021 and 2020, were $85.3 million and $91.6 million, respectively, representing a decrease of $6.3 million, or 6.9%. Specific factors contributing to the overall decrease between periods were primarily due to decreases in advertising of $4.9 million, other marketing and communication expenses of $1.9 million and license fees of $1.2 million. The overall decrease was partially offset by increases in employee costs of $1.2 million and consulting and outside services of $0.7 million. Our marketing and communication expenses, as a percentage of revenue, for the year ended December 31, 2021 and 2020, were 32.4% and 23.1%, respectively, representing an increase of 9.3%. This increase primarily included increases in advertising of 7.1%, employee costs of 1.9%, and consulting and outside services of 0.8%. The overall increase was offset by a decrease in other marketing and communication expenses of 0.4%.
General and administrative. Our general and administrative expenses for the year ended December 31, 2021 and 2020, were $43.2 million and $47.4 million, respectively, representing a decrease of $4.2 million, or 8.9%. The decrease between periods was primarily due to decreases in employee costs of $5.8 million, other general and administrative expenses of $3.8 million, professional fees of $3.0 million, consulting and outside services of $0.5 million, and legal settlements of $0.3 million. These decreases were partially offset by increases in executive severance of $4.4 million, human resource costs of $1.6 million, non-recurring stock compensation of $1.3 million, insurance of $1.0 million, and legal fees of $0.9 million. Our general and administrative expenses, as a percentage of revenue, for the year ended December 31, 2021 and 2020, were 16.4% and 12.0%, respectively, representing an increase of 4.4%. This increase is mainly due to increases in other general and administrative expenses of 3.4%, legal fees of 1.2%, employee costs of 1.1%, insurance of 0.8%, and consulting and outside services of 0.4%, partially offset by decreases in executive severance of 1.7% and professional fees of 0.5%.
University-related expense. Our university-related expenses for the year ended December 31, 2020 were $89.0 million. The university-related expenses represent those costs that were transferred to Global Campus in the Sale Transaction and that are no longer incurred by the Company.
Legal expense. Legal expense for the year ended December 31, 2021 were $14.3 million, which represents the additional amounts necessary to get to the $22.4 million in statutory penalties relating to the California Attorney General’s lawsuit. There were no such legal expense for the year ended December 31, 2020.
Restructuring and impairment charges. Our restructuring and impairment charges for the year ended December 31, 2021 were $2.6 million, as compared to $4.8 million for the year ended December 31, 2020, representing a decrease of $2.2 million. The charges for the year ended December 31, 2021 were comprised of $2.6 million relating to severance costs for wages and benefits resulting from a reduction in force.
Loss on transaction. The loss on transaction amount of $54.8 million for the year ended December 31, 2020 represents the net assets transferred in the Sale Transaction, as well as other transaction-related expenses and costs to sell.
Other income (loss), net. The other income, net, for the year ended December 31, 2021 was $0.1 million, as compared to other loss, net, of $0.1 million for the year ended December 31, 2020. The results for the year ended December 31, 2021 were primarily a result of increased interest income due to changes in the levels of average cash and cash equivalents and investment balances.
Income tax benefit. Income tax benefit for the year ended December 31, 2021 was $0.1 million as compared to income tax benefit of $13.1 million for the year ended December 31, 2020, or a decrease of $12.9 million in income tax benefit. Income tax benefit was recognized at effective tax rates of 0.3% and 21.1% for the years ended December 31, 2021 and 2020, respectively. The income tax benefit at December 31, 2021 is mainly attributable to certain federal and state tax refund true-ups related prior years, whereas the income tax benefit at December 31, 2020 is mainly attributable to the tax refunds and interest related to CARES Act and IRS audit examination.

Net loss. Our net loss for the year ended December 31, 2021 was $42.3 million compared to net loss of $49.0 million for the year ended December 31, 2020, a $6.6 million increase in net income as a result of the factors discussed above.
Segment Operating Results
Segment profitability represents net income (loss), before net interest income (expense), taxes, depreciation and amortization expense (“EBITDA”).
University Partners segment operating results for the year ended December 31, 2021 was a loss of $26.6 million, or 11.4% of revenue, compared to a loss of $41.2 million, or 10.9% of revenue, for the year ended December 31, 2020. This represents a $14.6 million increase in operating results. However, the operating results for the prior year ended December 31, 2020 include the loss on sale transaction of $54.8 million. The resulting decrease, excluding the loss on sale, is primarily due to the decrease in revenue in this segment.
Zovio Growth segment operating results for the year ended December 31, 2021 was a loss of $7.7 million, or 25.5% of revenue, compared to a loss of $9.3 million, or 44.6% of revenue, for the year ended December 31, 2020. This represents a $1.6 million increase in operating results, which was primarily driven by the continued demand seen within the Fullstack and TutorMe businesses in 2021.
Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the years ended December 31, 2021 and 2020 primarily through cash on hand. Our cash and cash equivalents at December 31, 2021 and 2020, were $28.3 million and $35.5 million, respectively, which can be used for operating activities or capital expenditures. Additionally, at December 31, 2021 and 2020, we had restricted cash of $9.3 million and $20.0 million, respectively, as well as investments of $1.0 million and $1.5 million, respectively.
There was a slight decrease in the fair value of our investments at December 31, 2021 as compared to the prior year. We believe that any fluctuations we have experienced are temporary in nature and, while our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value. Additionally, our income tax receivable decreased from December 31, 2020 to December 31, 2021 primarily due to tax refunds received from tax audit examinations.
On April 14, 2022, the Company entered into a Financing Agreement (the “Credit Facility”) among the Company, as borrower, each of its wholly-owned subsidiaries as subsidiary guarantors (the “Guarantors”), the lenders party thereto from time to time (the “Lenders”) and Blue Torch Finance LLC, as administrative agent and collateral agent for the Lenders (the “Agent”). The Credit Facility provides for, among other things, a term loan in the aggregate principal amount of $31.5 million (the “Term Loan”). The proceeds of the Term Loan will be used (i) to satisfy any final judgement in the California Attorney General lawsuit and (ii) to fund the working capital of the Company and the Guarantors. For additional information on financing obtained in April 2022, see Note 22, “Subsequent Events” to our consolidated financial statements included elsewhere in this report.
In March 2022, the Company received a court order to pay $22.4 million in statutory penalties relating to the California Attorney General’s lawsuit. We are currently considering all options available and have filed a motion for a new trial on the Court’s decision. Regardless of the ultimate outcome, this decision could have a material impact on our financial condition. For additional information regarding this lawsuit, see Note 22, “Subsequent Events” to our consolidated financial statements included elsewhere in this report.
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
Operating Activities
Net cash used in operating activities was $15.4 million for 2021, whereas the cash provided by operating activities was $25.3 million for 2020. The primary drivers of the decreased net cash provided by operations was the $51.9 million adjustment of the loss on transaction in 2020, as well as the net changes in operating assets and liabilities. These year over year changes include the accounts receivable of $14.0 million, deferred revenue of $5.1 million, a change in accounts payable and accrued liabilities of $19.5 million, and a change in operating lease liabilities of $1.5 million, partially offset by a change of $11.1 million in prepaid and other current assets and a change in other liabilities of $2.5 million.
Investing Activities
Net cash used in investing activities was $1.4 million and $64.7 million for 2021 and 2020, respectively. During 2021, we purchased $1.1 million of investments and had $0.7 million of capitalized costs for intangible assets, partially offset by $1.8 million sales of investments. In 2020, we had $62.3 million of cash transferred in connection with the sale to Global Campus, as well as purchases of investments of $0.7 million, and had $0.3 million of capitalized costs for intangible assets.
Capital expenditures were $1.4 million and $3.2 million for 2021 and 2020, respectively. For the year ending December 31, 2022, we expect our capital expenditures to be approximately $1.4 million, primarily in the areas of computer and software upgrades, as well as leasehold improvements.
Financing Activities
Net cash used in financing activities was $1.1 million for 2021, whereas net cash provided by financing activities was $2.3 million for 2020. During 2021, net cash used in financing activities was primarily due to the cash used for tax withholdings related to vesting of restricted stock awards of $1.2 million. During 2020, net cash provided by financing activities was primarily due to borrowings from notes payable of $2.7 million and the cash provided by proceeds from the issuance of stock under our employee stock purchase plan of $0.2 million, partially offset by the cash used for the tax withholdings related to vesting of restricted stock awards of $0.5 million.
Agreements with Global Campus
Our largest university partner, Global Campus, derives the majority of its respective cash revenues from students who enroll and are eligible for various federal student financial assistance programs authorized under Title IV of the Higher Education Act. An institution is subject to significant regulatory scrutiny as a result of numerous standards that must be satisfied in order to participate in Title IV programs. For additional information regarding Title IV programs and the regulation thereof, see “Business—Regulation” included in Part I, Item 1. The balance of revenues derived by Global Campus is from government tuition assistance programs for military personnel, including veterans, payments made in cash by individuals, reimbursement from corporate partnerships and private loans from third parties.
The majority of our cash comes from our Services Agreement with Global Campus. The service fees in the Services Agreement are subject to certain minimum residual liability adjustments, including performance-based adjustments, minimum profit level adjustments, and excess direct cost adjustments. These adjustments are all variable in nature in that they depend upon the Company’s performance, and to a certain extent the performance of Global Campus, during each service period. In connection with the Services Agreement, the minimum residual payment will be paid annually in June. If the Company's restructuring efforts and enrollment initiatives do not occur as planned, then the Company will need to find alternative sources to fund operations.
Future Contractual Obligations
We have future contractual obligations relating to operating lease obligations in the amount of $53.6 million, of which approximately $7.0 million is short-term in nature.
We also have contractual obligations in the amount of $16.3 million, of which $10.8 million is a short-term obligation. These obligations include agreements with vendors in the areas of software, facilities, telephony, licensing fees, consulting, marketing, among others.
Debt and Financing Arrangements
As of December 31, 2021, the Company has a long-term notes payable valued at $2.7 million, including accrued interest. The counterparty advanced funds to the Company for certain program development costs, which the Company is obligated to repay out of future revenues from the developed program. The Company recognized these advances as a debt obligation, and expects to begin repayments from future program revenues four years from the contract start date.
The Company has issued letters of credit that are collateralized with cash, in the aggregate amount of $9.2 million as of December 31, 2021. The letters of credit relate primarily to the Company's leased facilities and insurance requirements. The collateralized cash is held in restricted cash on the Company's consolidated balance sheets.

The Company is required to provide surety bonds in certain states in which it does business. As a result, the Company had previously entered into a surety bond facility with an insurance company to provide such bonds when required. Although there are no remaining bonds on the Company’s behalf under this facility as of December 31, 2021, the Company still holds certain liability associated with any required collateral.
The Company does not have any off-balance sheet financing arrangements.

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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of December 31, 2021, we had $2.7 million in long-term notes payable.
Our future investment income may fall short of expectations due to changes in interest rates. At December 31, 2021, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ZOVIO INC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Zovio Inc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zovio Inc and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income (loss), stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Contra Revenue and Liability - Minimum Residual Liability - Refer to Notes 1, 2, and 8 to the financial statements
Critical Audit Matter Description
The service fees in the Strategic Services Agreement (the “Services Agreement”) between the Company and the University of Arizona Global Campus (“Global Campus”) are subject to certain minimum residual liability adjustments, a contra-revenue adjustment. These adjustments include performance-based adjustments, minimum profit level adjustments, and excess direct cost adjustments (collectively, the “adjustments”) and are all variable in nature as they depend upon the Company’s performance and, to a certain extent, the performance of Global Campus during each service period which coincides with Global Campus’ fiscal year of July 1 to June 30. The adjustments are presented as a minimum residual liability within accounts payable and accrued liabilities on the balance sheet and as contra-revenue adjustments in the income statement. For the year ended December 31, 2021, the Company’s minimum residual liability was $15.0 million.
As the service period covers July 1 to June 30, six months of the minimum residual liability as of December 31, 2021, is based on actual data from July 2021 through December 2021 and six months is based on forecasted data from January 2022 through June 2022. The main inputs include the Company’s forecasts of its direct costs as well as the Company’s forecasts of Global

Campus’ revenues and operating expenses which directly impact the minimum profit level adjustments. We have identified the Company’s six months forecast of Global Campus revenues and operating expenses as a critical audit matter because of the significant estimates and assumptions made by management. The estimates and assumptions include student enrollment forecasts and employee headcount forecasts (collectively, the “key assumptions”), which are the main drivers of revenue and operating expenses for Global Campus. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the Company’s six months' forecast of Global Campus revenue and operating expenses.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the minimum residual liability included the following, among others:
•We evaluated the appropriateness and consistency of the key assumptions used by management by comparing them to actual historical data and management’s long-term strategic plan, which was communicated to the Board of Directors, reading the Services Agreement for key terms, and evaluating any contradictory evidence identified.
•We evaluated management’s ability to accurately forecast future revenues and operating expenses of Global Campus by comparing actual results to management’s historical forecasts and inquiring with management to understand the overall basis for these forecasts.
•We obtained and read meeting minutes for all Audit Committee meetings and Disclosure Committee meetings to identify any significant events discussed that would impact the assumptions used by management.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche, LLP
Phoenix, Arizona
April 15, 2022
We have served as the Company’s auditor since 2016.

ZOVIO INC
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$28,265	$35,462
Restricted cash	9,288	20,035
Investments	974	1,515
Accounts receivable, net of allowance for credit losses of $0.9 million and $1.2 million at December 31, 2021 and December 31, 2020, respectively	9,631	7,204
Prepaid expenses and other current assets	13,423	12,617
Total current assets	61,581	76,833
Property and equipment, net	26,382	30,575
Operating lease assets	28,881	20,114
Goodwill and intangibles, net	29,499	31,785
Other long-term assets	2,691	1,999
Total assets	$149,034	$161,306
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$74,769	$62,693
Deferred revenue and student deposits	14,939	8,090
Total current liabilities	89,708	70,783
Rent liability	34,205	24,125
Other long-term liabilities	5,115	7,181
Total liabilities	129,028	102,089
Commitments and contingencies (see Note 19)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 67,255 and 66,454 issued, and 33,546 and 32,267 outstanding, at December 31, 2021 and 2020, respectively	676	668
Additional paid-in capital	172,060	179,489
Retained earnings	283,970	326,319
Treasury stock, 33,709 and 34,187 shares at cost at December 31, 2021 and 2020, respectively	(436,700)	(447,259)
Total stockholders' equity	20,006	59,217
Total liabilities and stockholders' equity	$149,034	$161,306
The accompanying notes are an integral part of these consolidated financial statements.

ZOVIO INC
Consolidated Statements of Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Revenue	$253,099	$40,053
University-related revenue	—	356,084
Other revenue	9,934	984
Revenue and other revenue	263,033	397,121
Costs and expenses:
Technology and academic services	70,663	74,412
Counseling services and support	89,514	96,996
Marketing and communication	85,328	91,620
General and administrative	43,160	47,352
University-related expenses	—	89,001
Legal expense	14,335	—
Restructuring and impairment charges	2,641	4,843
Loss on transaction	—	54,797
Total costs and expenses	305,641	459,021
Operating loss	(42,608)	(61,900)
Other income (loss), net	130	(120)
Loss before income taxes	(42,478)	(62,020)
Income tax benefit	(129)	(13,068)
Net loss	$(42,349)	$(48,952)

Loss per share:
Basic	$(1.27)	$(1.53)
Diluted	$(1.27)	$(1.53)
Weighted average number of common shares outstanding used in computing loss per share:
Basic	33,256	31,959
Diluted	33,256	31,959
The accompanying notes are an integral part of these consolidated financial statements.

ZOVIO INC
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2019	65,695	$660	$192,413	$375,180	$(469,315)	$98,938
Adoption of accounting standards (ASU 2016-13)	—	—	—	91	—	91
Stock-based compensation	—	—	8,291	—	—	8,291
Exercise of stock options	22	1	7	—	—	8
Stock issued under employee stock purchase plan	89	1	208	—	—	209
Stock issued under stock incentive plan, net of shares held for taxes	648	6	(513)	—	—	(507)
Contingent consideration	—	—	1,245	—	—	1,245
Issuance of shares in acquisition	—	—	(22,162)	—	22,162	—
Repurchase of common stock	—	—	—	—	(106)	(106)
Net loss	—	—	—	(48,952)	—	(48,952)
Balance at December 31, 2020	66,454	668	179,489	326,319	(447,259)	59,217
Stock-based compensation	—	—	4,367	—	—	4,367
Stock issued under employee stock purchase plan	70	1	124	—	—	125
Stock issued under stock incentive plan, net of shares held for taxes	731	7	(1,239)	—	—	(1,232)
Contingent consideration	—	—	(122)	—	—	(122)
Issuance of shares in acquisition	—	—	(10,559)	—	10,559	—
Net loss	—	—	—	(42,349)	—	(42,349)
Balance at December 31, 2021	67,255	$676	$172,060	$283,970	$(436,700)	$20,006
The accompanying notes are an integral part of these consolidated financial statements.

ZOVIO INC
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(42,349)	$(48,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	1,229	14,256
Depreciation and amortization	8,333	11,403
Deferred income taxes	—	119
Stock-based compensation	4,367	8,291
Noncash lease expense	8,240	10,644
Net loss (gain) on marketable securities	(212)	(111)
Loss on disposal or impairment	239	38
Loss on transaction	—	51,952
Changes in operating assets and liabilities:
Accounts receivable	(3,656)	(17,666)
Prepaid expenses and other current assets	(806)	10,339
Other long-term assets	(692)	(1,241)
Accounts payable and accrued liabilities	14,495	(4,978)
Deferred revenue and student deposits	6,849	1,706
Operating lease liabilities	(9,281)	(10,751)
Other liabilities	(2,189)	277
Net cash provided by (used in) operating activities	(15,433)	25,326
Cash flows from investing activities
Capital expenditures	(1,436)	(3,153)
Purchases of investments	(1,080)	(720)
Cash transferred in connection with disposition	—	(62,325)
Capitalized costs for intangible assets	(721)	(272)
Sales of investments	1,833	1,818
Net cash used in investing activities	(1,404)	(64,652)
Cash flows from financing activities
Proceeds from exercise of stock options	—	8
Proceeds from the issuance of stock under employee stock purchase plan	125	209
Borrowings from notes payable	—	2,682
Tax withholding on issuance of stock awards	(1,232)	(507)
Repurchase of common stock	—	(106)
Net cash provided by (used in) financing activities	(1,107)	2,286
Net decrease in cash, cash equivalents and restricted cash	(17,944)	(37,040)
Cash, cash equivalents and restricted cash at beginning of period	55,497	92,537
Cash, cash equivalents and restricted cash at end of period	$37,553	$55,497

Supplemental disclosure of cash flow information:
Cash paid for interest	$71	$112
Cash received for income taxes, net	$(1,815)	$(12,907)

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$4	$68
Issuance of common stock for vested restricted stock units	$4,007	$1,687
Debt extinguishment	$3,095	$—
Issuance of notes payable	$2,809	$—
The accompanying notes are an integral part of these consolidated financial statements.

ZOVIO INC
Notes to Annual Consolidated Financial Statements
1. Nature of Business
Zovio Inc (the “Company”) is a Delaware corporation, and is an education technology services company that partners with higher education institutions and employers to deliver innovative, personalized solutions to help learners and leaders achieve their aspirations. Additionally, in April 2019, the Company acquired both Fullstack Academy, Inc. (“Fullstack”) and TutorMe.com, Inc. (“TutorMe”), each of which became wholly-owned subsidiaries of the Company at that time.
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
The majority of the Company's cash comes from the Services Agreement with Global Campus. The service fees in the Services Agreement are subject to certain minimum residual liability adjustments, including performance-based adjustments, minimum profit level adjustments, and excess direct cost adjustments. These adjustments are all variable in nature in that they depend upon the Company’s performance, and to a certain extent the performance of Global Campus, during each service period.
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

	As of December 31,
	2021	2020
Cash and cash equivalents	$28,265	$35,462
Restricted cash, current	9,288	20,035
Total cash, cash equivalents and restricted cash	$37,553	$55,497
Investments
The Company has historically held investments that consisted of mutual funds, corporate notes and bonds, and certificates of deposit. As of December 31, 2021, the Company held investments solely in mutual funds. The Company’s investments are denominated in U.S. dollars, are investment grade and are readily marketable. The Company considers as current assets those investments which will mature or are likely to be sold in less than one year.
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
Deferred Compensation
The Company has a deferred compensation plan, into which eligible participants can defer a maximum of 80% of their regular compensation and a maximum of 100% of their incentive compensation. The amounts deferred by the participant under this plan are credited with earnings or losses based upon changes in values of participant elected notional investments. Each participant is fully vested in the participant amounts deferred. The Company may make contributions that will generally vest according to a four-year vesting schedule. After four years of service, participants become fully vested in the employer contributions upon reaching normal retirement age, death, disability or a change in control. The Company’s obligations under the deferred compensation plan totaled $0.8 million and $1.4 million as of December 31, 2021 and 2020, respectively, and are included in other long-term liabilities in the consolidated balance sheets. The Company’s assets relating to the deferred compensation plan totaled $1.0 million and $1.5 million as of December 31, 2021 and 2020, respectively, and are included in investments in the consolidated balance sheets.
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

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
Additionally, the Company monitors macroeconomic activity as well as other current conditions and their potential impact on collections to ensure the historical experience remains in line with current conditions and future short-term expectations.
The allowance for credit losses is recorded within technology and academic services in the consolidated statements of income (loss). The Company writes off accounts receivable when an account is deemed uncollectible, which typically occurs when the Company has exhausted all collection efforts.
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
Impairment of Long-Lived Assets
The Company assesses potential impairment to its long-lived assets under ASC 360, Property and Equipment. The Company makes this assessment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded if the carrying amount of the long-lived asset is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds fair value and is recorded as a reduction in the carrying value of the related asset and an expense to operating results. The Company’s qualitative assessment indicated that no impairment in the Company’s long-lived assets was deemed necessary as of December 31, 2021.
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

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and a determination of appropriate market comparables.
The Company has three distinct reporting units including (i) Zovio, (ii) Fullstack and (iii) TutorMe. The Fullstack and TutorMe reporting units have goodwill associated with them. During the third quarter of 2021, the Company’s quantitative assessment of goodwill and indefinite-lived intangible assets noted no impairment indicators in either the Fullstack or the TutorMe reporting unit, and noted a material amount of fair value in excess of the carrying amount.. There were no additional triggering events noted during the fourth quarter of fiscal 2021 and therefore there was no impairment of its goodwill amounts.
The Company also has definite-lived intangible assets, which primarily consist of purchased intangibles and capitalized curriculum development costs. The definite-lived intangible assets are recognized at cost less accumulated amortization. Amortization is computed using the straight-line method based on estimated useful lives of the related assets.
Notes Payable
The fair value of the Company’s outstanding notes payable was estimated using the net present value of the payments, discounted at an interest rate consistent with market interest rates. The Company, through Fullstack, had previously entered into a contract whereby its counterparty advanced funds to the Company for certain program development costs, which the Company was obligated to repay out of future revenues from the developed program. The Company recognized these advances as a debt obligation.
During 2021, the notes payable contract was amended and the amount was revalued. As such, included within the other income (loss), net, on the consolidated statements of income (loss) for the year ended December 31, 2021, is an offset of interest expense in the amount of $3.1 million, as well as a loss on extinguishment of debt of $2.8 million, the net impact of which is immaterial.
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
The Services Agreement has a single performance obligation, as the promises to provide the identified services are not distinct within the context of these agreements. The single performance obligation constitutes a series of distinct services as the customer benefits as services are provided. Service revenue is recognized over time using the input method. The input method provides a faithful depiction of the performance toward complete satisfaction of the performance obligation and can be tied to the direct cost incurred. The service fees received over the term of the agreement are variable in nature in that they are dependent upon the number of students attending the university and revenues generated from those students during the service period. The service fees are subject to certain adjustments, including performance-based adjustments, minimum profit level adjustments, and excess direct cost adjustments. These adjustments are all variable in nature in that they depend upon the Company’s performance during each service period. Such adjustments are presented as minimum residual liability within accounts payable and accrued liabilities in the consolidated financial statements. The minimum residual liability calculation at December 31, 2021 covers the period from July 1, 2021 to June 30, 2022. As such, the calculation includes actual financial information from July 1, 2021 through December 31, 2021 and forecasted financial information from January 1, 2022 through June 30, 2022. The main inputs include the Company’s forecasts of its direct costs as well as the Company’s forecasts of Global Campus’ revenues and operating expenses which directly impact the minimum residual liability. The Company’s six months

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
forecast of Global Campus revenues and operating expenses is a management estimate which requires significant judgment. In determining the forecast management utilizes the contractual budget prepared by Global Campus and then adjust budgeted revenue based on actual revenue from July 1, 2021 to December 31, 2021 as well as projected student enrollment. Budgeted Global Campus operating expenses are then adjusted based on actual expenses from July 1, 2021 to December 31, 2021 and expected Global Campus employee headcount. The $15.0 million recorded in accounts payable and accrued liabilities as of December 31, 2021 represents half of the expected minimum residual liability that will be due to Global Campus in June 2022. The amount owed could be materially different than the current estimate projected by management.
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
Prior to December 1, 2020, the Company’s institutions’ online students would generally enroll in a program that encompasses a series of five to six-week courses that are taken consecutively over the length of the program. With the exception of those students under conditional admission and students enrolled under the Full Tuition Grant (“FTG”) program, online students are billed on a payment period basis on the first day of a course. Students under conditional admission are billed for the payment period upon matriculation..
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

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
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
Technology and Academic Services
Technology and academic services costs consist primarily of costs related to ongoing maintenance of educational infrastructure, including online course delivery and management, student records, assessment, customer relations management and other internal administrative systems. This also includes costs to provide support for curriculum and new program development, support for faculty training and development and technical support. This expense category includes salaries, benefits and share-based compensation, information technology costs, curriculum and new program development costs (which are expensed as incurred), provision for bad debt and other costs associated with these support services. This category also includes an allocation of depreciation, amortization, human resources, rent, and occupancy costs attributable to the provision of these services.
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
Marketing and Communication
Marketing and communication costs consist primarily of lead acquisition, digital communication strategies, brand identity advertising, media planning and strategy, video, data science and analysis, marketing to potential students and other promotional and communication services. This expense category includes salaries, benefits and share-based compensation for marketing and communication personnel, brand advertising, marketing leads and other promotional and communication expenses. This category also includes an allocation of depreciation, amortization, human resources, rent, and occupancy costs

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
attributable to the provision of these services. Advertising costs are expensed as incurred. Advertising costs were $65.2 million and $70.2 million for the years ended December 31, 2021 and 2020, respectively.
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
University-Related Expenses
University-related expenses represent those costs that were transferred to Global Campus in the Sale Transaction and that are no longer incurred by the Company. These costs previously included instructor fees and other employee costs, student related bad debt expense, license fees for licenses transferred to Global Campus and other costs.
Legal Expense
Legal expense is comprised of charges related to the estimated amounts to resolve the previously disclosed investigation for California Attorney General.
Restructuring and Impairment Charges
Restructuring and impairment expenses are primarily comprised of (i) severance costs related to headcount reductions made in connection with restructuring plans and (ii) estimated lease losses related to facilities vacated or consolidated under restructuring plans.
Loss on Transaction
Loss on transaction amount represents the net assets transferred in the Sale Transaction, as well as other transaction-related expenses and costs to sell. The loss on transaction is recorded in the consolidated statements of income (loss). The Company recorded a loss on transaction of $54.8 million at closing, which is comprised of $50.4 million of net assets loss, as well as $4.5 million of other transaction-related expenses and costs to sell. The net asset loss includes $62.3 million of cash and cash equivalents transferred to Global Campus on the date of the transaction. All assets transferred to Global Campus were previously included in the University Partners segment. The following are the components of the loss on transaction recorded in 2020:

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

ZOVIO INC
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
Segment Information
Prior to December 1, 2020, the Company operated in one segment for reporting purposes. Following the Sale Transaction on December 1, 2020, the Company now operates in two reportable segments, including the University Partners Segment and the Zovio Growth Segment. The Company’s reportable segments are determined based on (i) financial information reviewed by the chief operating decision maker, the Chief Executive Officer (“CEO”), (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. The Company’s University Partners Segment includes the technology and services provided to colleges and universities to enable the online delivery of degree programs. The inaugural partner in the University Partners Segment is Global Campus. The University Partners Segment also includes the tuition revenue related to the University prior to the Sale Transaction on December 1, 2020. The Company’s Zovio Growth Segment includes our other subsidiaries, including Fullstack and TutorMe. For additional information on segments, see Note 21, “Segment Information.”
Recent Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require that an entity recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606. An acquirer may assess the process in which the acquiree applied Topic 606 to its revenue contracts. This update will provide a level of review to prove contract assets and liabilities are recorded in accordance with GAAP and consistent with the acquirer’s policies. The amendment in this update will be effective for fiscal years beginning after December 15, 2022 and would be applicable to the Company if business acquisitions are made after the effective date.
3. Revenue, Other Revenue and Deferred Revenue
The following table presents the Company’s net revenue disaggregated based on the revenue source (in thousands):

	Year Ended December 31,
	2021	2020
Strategic services revenue	$222,657	$18,881
Tuition revenue, net	30,016	344,804
Transition services income	9,934	984
Digital materials revenue, net	—	21,258
Technology fee revenue, net	—	9,424
Other revenue, net (1)	426	1,770
Revenue and other revenue	$263,033	$397,121
(1) Primarily consists of revenues generated from various services and other miscellaneous fees.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
The following table presents the Company’s net revenue disaggregated based on the timing of revenue recognition (in thousands):

	Year Ended December 31,
	2021	2020
Over time, over period of service	$262,736	$326,302
Over time, full tuition grant (1)	—	50,769
Point in time (2)	297	20,050
Revenue and other revenue	$263,033	$397,121
(1)Represents revenue generated from the corporate FTG program.
(2)Represents revenue generated from digital textbooks and other miscellaneous fees.
The Company operates under two reportable segments and has no significant foreign operations or assets located outside of the United States. For additional information, see Note 21, “Segment Information.”
Deferred Revenue
Deferred revenue and student deposits consists of the following (in thousands):

	As of December 31,
	2021	2020
Deferred revenue	$14,469	$7,477
Student deposits	470	613
Total deferred revenue and student deposits	$14,939	$8,090
Below are the opening and closing balances of deferred revenue from the Company’s contracts with customers (in thousands):

	2021	2020
Opening balance, January 1	$7,477	$23,356
Closing balance, December 31	14,469	7,477
Increase (Decrease)	$6,992	$(15,879)
For further information on receivables, refer to Note 6, “Accounts Receivable, Net” within the consolidated financial statements.
Deferred revenue consists of cash payments that are received or due in advance of the Company’s performance. As of December 31, 2021, the deferred revenue balance relates entirely to the Zovio Growth segment. For the majority of the Company’s customers, payment for services is due prior to services being provided and is included in current deferred revenue. However, there are contracts which include deferred revenue that is deemed to be long-term. For additional information, refer to Note 11, “Other Long-Term Liabilities” within the consolidated financial statements.
The difference between the opening and closing balances of deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment. For the year ended December 31, 2021, the Company recognized $6.5 million of revenue that was included in the deferred revenue balance as of January 1, 2021. For the year ended December 31, 2020, the Company recognized $21.9 million of revenue that was included in the deferred revenue balance as of January 1, 2020. There was also $15.8 million of deferred revenue disposed of during the Sale Transaction. Amounts reported in the closing balance of deferred revenue are expected to be recognized as revenue within the next 12 months.
4. Restructuring and Impairment Charges
The Company has implemented various restructuring plans to better align its resources with its business strategy. These related charges are recorded in the restructuring and impairment charges line item on the Company’s consolidated statements of income (loss).

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
The Company implemented various reductions in force to help better align personnel resources with the decline in enrollment. During the years ended December 31, 2021 and 2020, the Company recognized $2.6 million and $3.0 million, respectively, as restructuring charges related to severance costs for wages and benefits resulting from the reductions in force. The Company anticipates the remainder of these costs will be paid out by the end of the second quarter of 2022 from existing cash on hand.
The Company had previously relocated its headquarters to Chandler, Arizona and had also previously vacated or consolidated certain properties, and subsequently reassessed its obligations on non-cancelable leases. In 2020, the Company also paid contract termination costs to exit a portion of its business. As a result of the aforementioned items, during the year ended December 31, 2020, the Company recorded $1.8 million, as restructuring charges relating to lease exit and other costs. For the year ended December 31, 2021, the Company did not recognize any lease exit costs.
The following table summarizes the amounts recorded in the restructuring and impairment charges line item on the Company’s consolidated statements of income (loss) for each of the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Severance costs	$2,641	$3,004
Lease exit and other costs	—	1,839
Total restructuring and impairment charges	$2,641	$4,843
The following table summarizes the changes in the Company’s restructuring liability by type during the following periods indicated (in thousands):

	Student Transfer Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2019	$1,296	$8,001	$976	$10,273
Restructuring and impairment charges	—	3,004	1,839	4,843
Payments	(14)	(10,263)	(841)	(11,118)
Balance at December 31, 2020	1,282	742	1,974	3,998
Restructuring and impairment charges	—	2,641	—	2,641
Payments	—	(2,853)	(1,576)	(4,429)
Non-cash transaction	—	(10)	—	(10)
Balance at December 31, 2021	$1,282	$520	$398	$2,200
The restructuring liability amounts are recorded within either the accounts payable and accrued liabilities account or the rent liability account on the consolidated balance sheets.
5. Fair Value Measurements
The following tables summarize the fair value information as of December 31, 2021 and 2020, respectively (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Mutual funds	$974	$—	$—	$974

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Mutual funds	$1,515	$—	$—	$1,515
The mutual funds in the tables above, represent the deferred compensation asset balances, which are considered to be trading securities. There were no transfers between level categories for investments during the periods presented. The Company’s deferred compensation asset balances are recorded in the investments line item on the Company’s consolidated

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
balance sheets and are classified as Level 1 securities.
There were no differences between amortized cost and fair value of investments as of December 31, 2021 and 2020. There were no reclassifications out of accumulated other comprehensive income during either the twelve months ended December 31, 2021 and 2020.

6. Accounts Receivable, Net
Accounts receivable, net, consists of the following (in thousands):

	As of December 31,
	2021	2020
Accounts receivable	$10,562	$8,420
Less allowance for credit losses	931	1,216
Accounts receivable, net	$9,631	$7,204
The following table presents the changes in the allowance for credit losses for the periods indicated (in thousands):

For the year ended December 31, 2021	Beginning Balance	Charged to Expense	Write-offs	Amounts disposed of by Sale Transaction	Recoveries of amounts	Ending Balance
Non-FTG-related allowance	$1,216	$1,229	$(1,514)	$—	$—	$931
Total allowance for credit losses	$1,216	$1,229	$(1,514)	$—	$—	$931

For the year ended December 31, 2020	Beginning Balance	Charged to Expense	Write-offs	Amounts disposed of by Sale Transaction	Recoveries of amounts	Ending Balance
FTG-related allowance	$1,749	$2,176	$(2,485)	$(1,865)	$425	$—
Non-FTG-related allowance	11,963	12,080	(16,236)	(11,747)	5,156	1,216
Total allowance for credit losses	$13,712	$14,256	$(18,721)	$(13,612)	$5,581	$1,216

7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	As of December 31,
	2021	2020
Prepaid expenses	$2,664	$3,027
Prepaid licenses	1,233	1,371
Prepaid income taxes	—	48
Income tax receivable	—	1,644
Prepaid insurance	2,254	1,127
Insurance recoverable	496	404
Other current assets (1)	6,776	4,996
Total prepaid expenses and other current assets	$13,423	$12,617
(1) Other current assets includes payment of net asset adjustment due from Global Campus related to the Sale Transaction, which is currently in mediation.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
8. Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of December 31,
	2021	2020
Furniture and office equipment	$22,032	$36,146
Software	4,493	7,512
Leasehold improvements	15,921	16,325
Vehicles	22	22
Total property and equipment	42,468	60,005
Less accumulated depreciation and amortization	(16,086)	(29,430)
Total property and equipment, net	$26,382	$30,575
Depreciation and amortization expense associated with property and equipment totaled $5.3 million and $6.2 million for the years ended December 31, 2021 and 2020, respectively.

9. Goodwill and Intangibles, Net
Goodwill and intangibles, net, consists of the following (in thousands):

	December 31, 2021
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$13,982	$(12,796)	$1,186
Purchased intangible assets	14,185	(9,048)	5,137
Total definite-lived intangible assets	$28,167	$(21,844)	$6,323
Goodwill			23,176
Total goodwill and intangibles, net			$29,499

	December 31, 2020
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$13,745	$(12,644)	$1,101
Purchased intangible assets	14,185	(6,677)	7,508
Total definite-lived intangible assets	$27,930	$(19,321)	$8,609
Goodwill			23,176
Total goodwill and intangibles, net			$31,785
Definite-lived intangibles include capitalized curriculum costs, which are the digital course materials, as well as purchased intangible assets. The purchased intangible assets primarily relate to the acquired developed curriculum, university relationships and student relationships from the Fullstack and TutorMe acquisitions.
Goodwill as of December 31, 2021 and 2020, includes the goodwill resulting from the Fullstack and TutorMe acquisitions.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
For the years ended December 31, 2021 and 2020, amortization expense was $3.0 million and $5.2 million, respectively. The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
2022	$2,524
2023	2,411
2024	835
2025	192
2026	127
Thereafter	234
Total future amortization expense	$6,323

10. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of the following (in thousands):

	As of December 31,
	2021	2020
Accounts payable	$5,967	$11,246
Accrued salaries and wages	5,434	6,149
Accrued bonus	3,625	11,428
Accrued vacation	3,037	3,369
Accrued litigation and fees	22,376	8,341
Minimum residual liability (1)	14,987	1,216
Accrued expenses	13,400	12,473
Current leases payable	4,492	6,934
Accrued insurance liability	1,404	1,537
Accrued income taxes payable	47	—
Total accounts payable and accrued liabilities	$74,769	$62,693
(1) Amount represents approximately 50% of the total amount anticipated to be remitted to Global Campus in June 2022. The amount owed could be materially different than the current estimate projected by management.

11. Other Long-Term Liabilities
Other long-term liabilities consists of the following (in thousands):

	As of December 31,
	2021	2020
Uncertain tax positions	$—	$28
Notes payable	2,723	2,981
Deferred revenue	807	—
Other long-term liabilities	1,585	4,172
Total other long-term liabilities	$5,115	$7,181

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
12. Credit Facilities
The Company has issued letters of credit that are collateralized with cash, in the aggregate amount of $9.2 million as of December 31, 2021. The letters of credit relate primarily to the Company's leased facilities and insurance requirements. The collateralized cash is held in restricted cash on the Company's consolidated balance sheets.
The Company is required to provide surety bonds in certain states in which it does business. As a result, the Company had previously entered into a surety bond facility with an insurance company to provide such bonds when required. Although there are no remaining bonds on the Company’s behalf under this facility as of December 31, 2021, the Company still holds certain liability associated with any required collateral.
13. Lease Obligations
Operating leases
The Company leases various office and classroom facilities which expire at various dates through 2033. These facilities are used for academic operations, corporate functions, enrollment services and student support services. All of the leases were classified as operating leases for the period ended December 31, 2021, and the Company does not have any finance leases. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on the Company’s consolidated balance sheets.
In the first half of 2021, the Company entered into a new lease in New York for classrooms and office space and recorded a right-of-use asset of $14.6 million in exchange for lease obligations. However, in the fourth quarter of 2021, the Company began to market this space for sublease. There is no guarantee that the Company will be able to sublease the space at rates materially similar to that of the current lease.
The Company leases approximately 131,000 square feet of office space located in Chandler, Arizona, with the lease extending through 2030.
As of December 31, 2021, the lease amounts on the consolidated balance sheets do not include any options to extend, nor any options for early termination. The Company’s lease agreements do not include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. Other than a sublease to Global Campus, the Company is not a party to any related party arrangements with respect to its lease transactions.
For the years ended December 31, 2021 and 2020, rent expense totaled $9.8 million and $13.2 million, respectively, calculated in accordance with ASC 842, Leases. Rent expense in certain periods also includes the restructuring and impairment charges recorded and therefore, may differ significantly from cash payments. For additional information, see Note 4, “Restructuring and Impairment Charges.”
The Company has an agreement to sublease certain portions of its office facilities, with one active sublease as of December 31, 2021. The Company’s sublease does not include any options to extend, nor any options for early termination. The Company’s sublease does not contain any residual value guarantees or restrictive covenants. The sublease was classified as an operating lease for the period ended December 31, 2021. The Company is subleasing office space of approximately 21,000 square feet in Denver, Colorado with a remaining commitment to lease of 14 months and net lease payments of $0.8 million. Sublease income for the years ended December 31, 2021 and 2020 was $2.3 million, and $1.9 million, respectively, and is recorded as an offset to facility costs within general and administrative expenses on the consolidated statements of income (loss).
The following table represents the classification and amounts allocated to the various expense line items on the consolidated statements of income (loss) for the year ended December 31, 2021 (in thousands):

Operating lease costs	$8,239
Short-term lease cost	389
Variable lease costs (1)	1,193
Less: Sub-lease income	(2,264)
Total net lease costs	$7,557
(1)Variable components of the lease payments such as utilities, taxes and insurance, parking and maintenance costs.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
The following table represents the maturities of lease liabilities, a portion of which is recorded in accounts payable and accrued liabilities, as well as rent liability on the consolidated balance sheet as of December 31, 2021, (in thousands):

2022	$7,009
2023	5,316
2024	5,022
2025	4,759
2026	4,763
Thereafter	26,736
Total minimum payments	53,605
Less: Interest (1)	(14,907)
Total net lease liabilities	$38,698
(1)Calculated using an appropriate interest rate for each individual lease. See the weighted-average discount rate noted below.
Some of the more significant assumptions and judgments in determining the amounts to capitalize include the determination of the discount rate. The following table represents the lease term and discount rate used in the calculations as of December 31, 2021:

Weighted-average remaining lease term (in years):
Operating leases	9.6 years
Weighted-average discount rate:
Operating leases	6.9%

The following table represents the cash flow information of operating leases for the year ended December 31, 2021 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,281

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
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
The following table sets forth the computation of basic and diluted loss per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(42,349)	$(48,952)
Denominator:
Weighted average number of common shares outstanding	33,256	31,959
Effect of dilutive options and stock units	—	—
Diluted weighted average number of common shares outstanding	33,256	31,959
Loss per share:
Basic	$(1.27)	$(1.53)
Diluted	$(1.27)	$(1.53)
The following table sets forth the number of stock options, RSUs and PSUs excluded from the computation of diluted loss per share for the periods indicated because their effect was anti-dilutive (in thousands):

	Year Ended December 31,
	2021	2020
Stock options	1,341	1,757
Stock units and contingent consideration	1,133	1,112

15. Stock-Based Compensation
The Company recorded $4.4 million and $8.3 million of stock-based compensation expense related to equity awards for the years ended December 31, 2021 and 2020 respectively. The related income tax benefit was $1.1 million and $2.1 million for the years ended December 31, 2021 and 2020, respectively. However, there was no net tax benefit recorded for the equity awards, as the Company was in a full valuation allowance position for the years ended December 31, 2021 and 2020. The Company has stock-based compensation expense related to stock options, RSUs, PSUs and contingent shares related to acquisitions. The Company records stock-based compensation expense over the vesting term using the graded-vesting method.
Stock Options
The Company grants stock options from either its 2009 Stock Incentive Plan (the “2009 Plan”) or its Tutorme.com, Inc. 2015 Equity Incentive Plan. The compensation committee of the Company's board of directors, or the full board of directors (the “board”), determines eligibility, vesting schedules and exercise prices for stock options granted under the 2009 Plan. Stock options granted under the 2009 Plan typically have a maximum contractual term of 10 years, subject to the option holder's continuing service with the Company. Stock options are generally granted with a four-year vesting requirement, pursuant to which the option holder must continue providing service to the Company at the applicable vesting date. There were no stock options granted during the year ended December 31, 2021 or 2020.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
The following table presents a summary of stock option activity during the periods indicated (in thousands, except for exercise prices and contractual terms):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
December 31, 2019	2,008	$13.42	4.16	$393
Granted	—	$—
Exercised	(22)	$0.36
Forfeitures and expired	(361)	$17.54
December 31, 2020	1,625	$12.68	3.63	$918
Granted	—	$—
Exercised	—	$—
Forfeitures and expired	(402)	$16.52
December 31, 2021	1,223	$11.42	2.56	$191

Vested and expected to vest at December 31, 2021	1,223	$11.42	2.56	$191
Exercisable at December 31, 2021	1,223	$11.42	2.56	$191
As of December 31, 2021, the Company had 10.1 million shares of common stock reserved for issuance upon the exercise of outstanding stock options and settlement of outstanding stock awards under the Company’s equity incentive plans. Shares issued upon stock option exercises and settlements of stock awards are drawn from the authorized but unissued shares of common stock.
No stock options were exercised during the year ended December 31, 2021. No windfall tax benefit was realized from these exercises. The Company also realized a total tax benefit shortfall of $0.9 million. During the year ended December 31, 2020, there were approximately 21,700 stock options exercised with an intrinsic value of approximately $0.1 million. No windfall tax benefit was realized from these exercises. The Company also realized a total tax benefit shortfall of $0.7 million.
Approximately 0.4 million stock options expired during the years ended December 31, 2021 and 2020, respectively.
The fair value of each stock option award granted during the year ended December 31, 2020 was estimated on the date of grant using the Black-Scholes option pricing model. The Company’s determination of the fair value of share-based awards is affected by the Company’s common stock price as well as assumptions regarding several complex and subjective variables.
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
There were no unrecognized compensation costs related to unvested stock options as of December 31, 2021. As of December 31, 2020, there was $4 thousand of unrecognized compensation costs related to unvested stock options.
Stock Awards
The Company has also granted RSUs to its employees either under the 2009 Plan or the 2021 CEO Inducement Equity Incentive Plan. Each RSU represents the future issuance of one share of the Company’s common stock contingent upon the recipient’s continued service with the Company through the applicable vesting date. Upon the vesting date, RSUs are automatically settled for shares of the Company’s common stock unless the applicable award agreement provides for delayed settlement. If prior to the vesting date the employee’s status as a full-time employee is terminated, the unvested RSUs are automatically canceled on the employment termination date, unless otherwise specified in an employee’s individual

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
employment agreement. The fair value of an RSU is calculated based on the market value of the common stock on the grant date and is amortized over the applicable vesting period using the graded-vesting method.
The Company has also granted certain PSUs under the 2009 Plan or the 2021 CEO Inducement Equity Incentive Plan. Each PSU represents the future issuance of one share of the Company’s common stock contingent upon achievement of the applicable performance target and the recipient’s continued service with the Company through the applicable vesting date. Certain of the PSUs may be earned based on the achievement of a market-based measure, and certain of the PSUs may be earned based on performance-based measures.
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
The weighted-average assumptions for the PSU awards during the year ended December 31, 2021, subject to earning based on the achievement of a market-based measure are noted in the following table:

2021
Grant price per share	$2.35
Risk-free interest rate	0.2%
Expected dividend yield	—
Historical volatility	108.4%
Expected life (in years)	2.57
Forfeiture rate	13.0%
Weighted average grant date fair value per share	$2.50
A summary of the RSU and PSU activity and related information is as follows (in thousands, except for exercise prices and contractual terms):

	Restricted Stock Units and Performance Stock Units
	Time-Based RSU		Performance-Based PSU		Market-Based PSU
	Number of Shares	Weighted Average Purchase Price	Number of Shares	Weighted Average Purchase Price	Number of Shares	Weighted Average Purchase Price
Balance at December 31, 2019	2,305	$5.04	—	$—	1,070	$6.76
Awarded	1,470	$2.27	1,059	2.19	—	$—
Vested	(911)	$9.67	—	—	—	—
Canceled	(570)	$5.14	(43)	$2.18	(337)	$7.79
Balance at December 31, 2020	2,295	$1.4	1,017	$2.19	733	$6.28
Awarded	1,680	$2.63	195	$3.81	1,870	$0.90
Vested	(1,056)	$3.83	—	—	—	—
Canceled	(697)	$3.59	(566)	$2.18	(659)	$5.68
Balance at December 31, 2021	2,222	$2.64	645	$2.69	1,944	$1.30
As of December 31, 2021 and 2020 there was $3.0 million and $3.4 million, respectively, of unrecognized compensation costs related to unvested RSUs. At December 31, 2021, the unrecognized compensation costs of RSUs were expected to be recognized over a weighted average period of 1.4 years.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
During the year ended December 31, 2021, 1.1 million RSUs vested and were released with a market value of $4.0 million. Approximately $0.3 million of windfall tax benefit was realized from these awards, and the related tax benefit shortfall realized was $0.3 million. During the year ended December 31, 2020, 0.9 million RSUs vested and were released with a market value of $1.7 million. Approximately $44.7 thousand of windfall tax benefit was realized from these awards, and the related tax benefit shortfall realized from the RSUs released was $1.3 million.
As of December 31, 2021, there was $3.0 million of unrecognized compensation costs related to unvested PSUs. At December 31, 2021, the unrecognized compensation costs of PSUs were expected to be recognized over a weighted average period of 2.2 years, to the extent the applicable performance criteria are met. No PSUs vested during the years ended December 31, 2021, and 2020.
16. Income Taxes
The Company uses the asset-liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in income and deductions in future years.
The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Current:
Federal	$(270)	$(13,238)
State	131	284
Foreign	10	5
	(129)	(12,949)
Deferred:
Federal	—	(56)
State	—	(63)
	—	(119)
Total	$(129)	$(13,068)
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
As of December 31, 2021, the Company continues to record a full valuation allowance against all net deferred tax assets, as was the case at December 31, 2020. The Company intends to maintain a valuation allowance against its deferred tax assets until sufficient positive evidence exists to support its reversal.
Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are paid or recovered.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
Significant components of the Company’s deferred tax assets and liabilities and balance sheet classifications are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss	$31,841	$22,662
Fixed assets	365	—
Bad debt	239	303
Vacation accrual	618	673
Stock-based compensation	3,222	3,869
Operating lease liabilities	9,945	7,746
Bonus accrual	846	2,476
Accrued expenses	1,329	4,333
Other	1,154	1,258
Total deferred tax assets	49,559	43,320
Valuation allowance	(42,119)	(37,375)
Net deferred tax assets	7,440	5,945
Deferred tax liabilities:
Fixed assets and intangibles	—	(704)
Indefinite-lived intangibles	—	—
Operating lease assets	(7,440)	(5,045)
Other	—	(196)
Total deferred tax liabilities	(7,440)	(5,945)
Total net deferred tax assets (liabilities)	$—	$—
At December 31, 2021, the Company had federal and state net operating loss carryforwards of $117.0 million and $137.3 million, respectively, which are available to offset future taxable income. Approximately $112.0 million of the federal net operating loss can be carried forward indefinitely. The federal and state net operating loss carryforwards began to expire in 2021. The Company’s utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Section 382 of Internal Revenue Code of 1986, as amended.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
The following table presents a reconciliation of the income tax benefit computed using the federal statutory tax rate of 21% and the Company’s provision for income taxes (in thousands):

	Year Ended December 31,
	2021		2020
Computed expected federal tax expense	$(8,920)	21.0%	$(13,024)	21.0%
State taxes, net of federal benefit	(885)	2.1	(2,476)	4.0
Permanent differences	5,606	(13.2)	436	(0.7)
Uncertain tax positions	(349)	0.8	(618)	1.0
Stock compensation	696	(1.6)	1,388	(2.2)
Federal tax rate change on NOL carryback	—	—	(4,908)	7.9
Domestic production activities	—	—	—	—
Valuation allowance	3,981	(9.4)	5,698	(9.2)
Other	(258)	0.6	436	(0.7)
Income tax benefit	$(129)	0.3%	$(13,068)	21.1%
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020
Unrecognized tax benefits at beginning of period	$18	$2,128
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	(1,661)
Gross increases - current period tax positions	—	—
Settlements	—	(400)
Lapse of statute of limitations	(18)	(49)
Unrecognized tax benefits at end of period	$—	$18
Included in the amount of unrecognized tax benefits at December 31, 2020 is $18 thousand of tax benefits that, if recognized, would affect the Company’s effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2020 is less than $4 thousand of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets which was offset by a full valuation allowance.
The Company is required to file income tax returns in the United States that includes various state and local tax jurisdictions. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The income tax returns are subject to audits by the applicable federal and state taxing authorities. As part of these audits, the taxing authorities may disagree with our tax positions. The ultimate resolution of these tax positions is often uncertain until the audit is complete and any disagreements are resolved. The Company therefore records an amount for its estimate of the additional tax liability, including interest and penalties, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, and upon completion of tax audits and expiration of statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2020, the Company had approximately $10 thousand of accrued interest and penalties, before any tax benefit, related to uncertain tax positions.
The Company has analyzed filing positions in all the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The 2017 tax year are forward are open to examination for federal income tax purposes, and the 2015 tax year and forward are open to examination for state income tax purposes.
The IRS audit examinations of the Company’s income tax returns for the years 2013 through 2016 was completed during the quarter ended June 30, 2020. The Company obtained the Joint Committee on Taxation approval of the net operating loss

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
carryback refund claims filed under the 2020 CARES Act and the IRS audit examinations of the Company’s income tax returns for the years 2013 through 2016 was finalized during the quarter ended March 31, 2021. The IRS examinations had no adverse material impact on the Company’s overall financial results as at December 31, 2021.
The FTB audit examinations of the Company’s income tax returns for the years 2013 through 2015 was completed during the quarter ended December 31, 2020. The audit closing agreement was finalized during the quarter ended March 31, 2021 with no adverse material impact on the Company’s overall financial results as at December 31, 2021.
17. Regulatory
The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (“Higher Education Act”), and the regulations promulgated thereunder by the U.S. Department of Education (“Department”) subject the Company and its university partners to significant regulatory scrutiny on the basis of numerous standards that institutions of higher education must satisfy in order to participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV programs”). After the sale of the University to Global Campus, the Company remains responsible for liabilities resulting from any violation of these regulatory requirements during the time it owned and operated the University, either directly or by an obligation to indemnify Global Campus.
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
WSCUC Accreditation of Global Campus (formerly Ashford University)
Global Campus is regionally accredited by WASC Senior College and University Commission (“WSCUC”). In July 2019, WSCUC acted to reaffirm accreditation through Spring 2025.
In connection with the Purchase Agreement by and among the Company and the University of Arizona, the Company submitted to WSCUC, in July 2020, a substantive change application for a change in ownership from the University to Global Campus which required review and approval by the Substantive Change Committee and the Structural Change Committee of the Commission. In November 2020, WSCUC approved the change of control application filed to complete the Sale Transaction, subject to certain conditions. WSCUC notified Global Campus that the provisions of the Notice of Concern issued as part of the reaffirmation of the University in July 2019 also remain in effect.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
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
Borrower Defense to Repayment
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

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
18. Retirement Plans
The Company maintains an employee savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, participating employees may contribute a portion of their pre-tax earnings up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the 401(k) Plan in its sole discretion. The Company’s total expense related to the 401(k) Plan was $1.8 million and $2.3 million for the years ended December 31, 2021 and 2020, respectively.
19. Commitments and Contingencies
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
The parties did not reach a resolution and on November 29, 2017, the CA Attorney General filed suit against the Company. The Company emphatically denies the allegations made by the CA Attorney General that it ever deliberately misled its students, falsely advertised its programs, or in any way were not fully accurate in its statements to investors. A trial took place from November 2021 through December 2021. On March 7, 2022, the Superior Court of the State of California, County of San Diego (the “Court”), issued a Statement of Decision regarding the lawsuit in favor of the CA Attorney General. In the Statement of Decision, the Court ordered the Company to pay $22.4 million in statutory penalties. As a result, the Company has accrued an additional $14.3 million in the fourth quarter of 2021, for a total of $22.4 million as of December 31, 2021. The Court denied the CA Attorney General’s demands for restitution and injunctive relief finding no evidence postdating 2017 that would necessitate an injunction. The Company is disappointed by the Court’s decision and believes that its practices were at all times in compliance with California law. The Company is currently considering all options available to it related to the Statement of Decision. On April 7, 2022, the Company filed a motion for a new trial and/or to set aside and vacate the judgement, which is currently set for a hearing on May 13, 2022.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
20. Concentration of Risk
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
Subsequent to December 1, 2020, the majority of the Company's revenue is attributable to its contractual relationship with Global Campus.
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

21. Segment Information
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
The Company’s operating segments are determined based on (i) financial information reviewed by the chief operating decision maker, the CEO, (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. The Fullstack and TutorMe operating segments are aggregated into a single reportable segment called Zovio Growth. The aggregation of the Fullstack and TutorMe operating segments is based on their uniform customer bases and methods of services provided, as well as evaluation of quantitative thresholds as required by ASC 280-10-50-12. Based on these same quantitative tests, the Zovio operating segment is a separate reportable segment, University Partners. This change in segment reporting did not have any impact on the determination of reporting units used to assess impairment under ASC 350, Intangibles - Goodwill and Other.
The Company’s University Partners segment includes the technology and services provided to colleges and universities to enable the online delivery of degree programs and the related goods and services. University Partners also includes the tuition revenue related to the University prior to the Sale Transaction on December 1, 2020.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
Segment Performance
The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Revenue by segment
University Partners	$232,793	$376,220
Zovio Growth	30,240	20,901
Total revenue and other revenue	$263,033	$397,121

Segment profitability
University Partners	$(26,551)	$(41,182)
Zovio Growth	(7,724)	(9,315)
Total segment profitability(1)	$(34,275)	$(50,497)
(1) Segment profitability represents EBITDA. The following table reconciles total loss before income taxes to total segment profitability (in thousands):

	Year Ended December 31,
	2021	2020
Loss before income taxes	$(42,478)	$(62,020)
Adjustments:
Interest expense (income), net	(130)	120
Depreciation and amortization expense	8,333	11,403
Total segment profitability	$(34,275)	$(50,497)
For the years ended December 31, 2020, the legacy University accounted for $356.1 million of the University Partners segment revenue.
For each of the years ended December 31, 2021 and 2020, there were no customers or individual university clients which accounted for 10% or more of the Zovio Growth segment revenue.
The Company’s total assets by segment are as follows (in thousands):

	As of December 31,
	2021	2020
University Partners	$86,628	$111,830
Zovio Growth	62,406	49,476
Total assets	$149,034	$161,306
As of December 31, 2021, approximately $36.2 million of the assets in University Partners were considered to be entity-wide assets.

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
The Company’s accounts receivable and deferred revenue in each segment are as follows (in thousands):

	As of December 31,
	2021	2020
University Partners	$78	$45
Zovio Growth	9,553	7,159
Total accounts receivable	$9,631	$7,204

University Partners	$—	$10
Zovio Growth	14,939	8,080
Total deferred revenue and student deposits, current	$14,939	$8,090
As of December 31, 2021 and 2020, respectively, the University Partners segment net accounts receivable balance was immaterial. As of each December 31, 2021 and 2020, respectively, there were no individual partners or customers which accounted for 10% or more of the Zovio Growth segment net accounts receivable balance, as customers are individual students, or third parties, paying on their behalf, rather than university clients.
The Company’s goodwill amounts as of each December 31, 2021 and 2020 are fully attributable to the Zovio Growth Segment. For additional information on goodwill, see Note 9, “Goodwill and Intangibles, Net.”

22. Subsequent Events
The Company performed an evaluation of events occurring between the end of our most recent fiscal year and the date of filing these consolidated financial statements. On March 7, 2022, the Superior Court of the State of California, County of San Diego (the “Court”), issued a Statement of Decision regarding the lawsuit in favor of the CA Attorney General. In the Statement of Decision, the Court ordered the Company to pay $22.4 million in statutory penalties. The Company has accrued for the $22.4 million within accounts payable and accrued liabilities, see also Note 10, “Accounts Payable and Accrued Liabilities” and recorded $14.3 million of additional legal expense as of and for the year ended December 31, 2021, respectively. We are currently considering all options available and have filed a motion for a new trial on the Court’s decision. Regardless of the ultimate outcome, this decision could have a material impact on our financial condition. See Note 19, “Commitments and Contingencies,” for further information.
The majority of our cash comes from our Services Agreement with our largest customer. The service fees in the Services Agreement are subject to certain minimum residual liability adjustments, including performance-based adjustments, minimum profit level adjustments, and excess direct cost adjustments. These adjustments are all variable in nature in that they depend upon the Company’s performance, and to a certain extent the performance of our customer, during each service period. On April 11, 2022 the Company and their largest customer modified the payment terms from monthly to bi-monthly for the months of July, August and September 2022.
On April 14, 2022, the Company entered into a Financing Agreement (the “Credit Facility”) among the Company, as borrower, each of its wholly-owned subsidiaries as subsidiary guarantors (the “Guarantors”), the lenders party thereto from time to time (the “Lenders”) and Blue Torch Finance LLC, as administrative agent and collateral agent for the Lenders (the “Agent”). The Credit Facility provides for, among other things, a term loan in the aggregate principal amount of $31.5 million (the “Term Loan”). The proceeds of the Term Loan will be used (i) if necessary, to satisfy any final judgement in the CA Attorney General lawsuit, and (ii) thereafter, to fund the working capital of the Company and the Guarantors.
Subject to the terms of Credit Facility, the Term Loan bears interest at a rate per annum equal to LIBOR plus 9.0%, payable monthly. The principal amount of the Term Loan will be repayable in equal quarterly installments of $393,750 beginning June 30, 2023 and through March 31, 2025, with the remaining unpaid principal amount of the Term Loan, and all accrued and unpaid interest thereon, due and payable on the maturity date of April 14, 2025.
The Credit Facility contains customary representations, warranties, affirmative and negative covenants (including financial covenants), and indemnification provisions in favor of the Agent and the Lenders. The financial covenants include a minimum cash flow covenant that takes effect six months following the Effective Date and that is to be tested on a monthly basis for the trailing twelve month period, a minimum liquidity covenant that requires the Company to maintain unrestricted

ZOVIO INC
Notes to Annual Consolidated Financial Statements (Continued)
cash on hand at all times of at least $7.5 million (inclusive of any proceeds of the Term Loan in excess of the amounts used to satisfy any final judgment in the CA Attorney General lawsuit, and minimum revenue covenants applicable to each of the Company’s Fullstack Academy, LLC and TutorMe, LLC subsidiaries and that are to be tested on a monthly basis beginning June 30, 2022 for the trailing twelve month period.
In connection with the Credit Facility, the Company issued warrants (the “Warrants”) to the Lenders to purchase at any time or from time to time on or after the date that is six months from the Effective Date, at an exercise price of $0.01 per share, such number of shares of common stock of the Company as equals 5.0% of the outstanding fully-diluted shares of common stock of the Company as of the issuance date.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
We continually assess the adequacy of our internal control over financial reporting and make improvements as deemed appropriate. There have been no changes in internal control over financial reporting, during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Entry into Material Definitive Agreement (Information Required Under Item 1.01 of Form 8-K):
On April 14, 2022 (the “Effective Date”), the Company entered into a Financing Agreement (the “Credit Facility”) among the Company, as borrower, each of its wholly-owned subsidiaries as subsidiary guarantors (the “Guarantors”), the lenders party thereto from time to time (the “Lenders”) and Blue Torch Finance LLC, as administrative agent and collateral agent for the Lenders (the “Agent”). The Credit Facility provides for, among other things, a term loan in the aggregate principal amount of $31.5 million (the “Term Loan”). The proceeds of the Term Loan will be used (i) if necessary, to satisfy any final judgement in the CA Attorney General lawsuit, and (ii) thereafter, to fund the working capital of the Company and the Guarantors.
Subject to the terms of Credit Facility, the Term Loan bears interest at a rate per annum equal to LIBOR plus 9.0%, payable monthly. The principal amount of the Term Loan will be repayable in equal quarterly installments of $393,750 beginning June 30, 2023 and through March 31, 2025, with the remaining unpaid principal amount of the Term Loan, and all accrued and unpaid interest thereon, due and payable on the maturity date of April 14, 2025.
The Credit Facility provides for a guaranty by the Guarantors of all of the obligations of the Company, including the payment when due of all principal, interest, fees, expense reimbursements, indemnifications and all other obligations under the Credit Facility (collectively, the “Obligations”). In connection with the Credit Facility, the Company and the Guarantors entered into a Security Agreement with the Agent (the “Security Agreement”), pursuant to which they each granted to Agent, for the benefit of the Agent and the Lenders, a first priority security interest in, and lien upon, substantially all of the assets and properties now owned or hereinafter acquired by the Company and the Guarantors to secure the Obligations.
The Credit Facility contains customary representations, warranties, affirmative and negative covenants (including financial covenants), and indemnification provisions in favor of the Agent and the Lenders. The financial covenants include a minimum cash flow covenant that takes effect six months following the Effective Date and that is to be tested on a monthly basis for the trailing twelve month period, a minimum liquidity covenant that requires the Company to maintain unrestricted cash on hand at all times of at least $7.5 million (inclusive of any proceeds of the Term Loan in excess of the amounts used to satisfy any final judgment in the CA Attorney General lawsuit, and minimum revenue covenants applicable to each of the Company’s Fullstack Academy, LLC and TutorMe, LLC subsidiaries and that are to be tested on a monthly basis beginning June 30, 2022 for the trailing twelve month period. The negative covenants include restrictions on the ability to, among other things, incur liens and indebtedness, sell assets, make dividends or other distributions, enter into transactions with affiliates, or make loans or investments, in each case, subject to certain exceptions. The Credit Facility also includes certain customary events of default, including, without limitation, payment defaults, representation or warranty inaccuracies, covenant violations, cross-defaults to other agreements evidencing indebtedness for borrowed money, invalidity of certain loan documents relating to the Credit Facility, certain judgments, bankruptcy and insolvency events and the occurrence of events constituting a change of control. The Company will be required to make mandatory prepayments under certain circumstances, and will have the option to make prepayments under the Credit Facility, in each case subject to a prepayment premium equal to (i) if such prepayment occurs on or prior to the first anniversary of the Effective Date, zero, (ii) if such prepayment occurs after the first anniversary and on or prior to the second anniversary of the Effective Date, 103% of the aggregate principal amount of the Term Loan then outstanding, and (iii) if such prepayment occurs after the second anniversary, 106% of the aggregate principal amount of the Term Loan then outstanding. The Lenders are entitled to accelerate repayment of all or any portion of the Term Loan then outstanding upon the occurrence, and in certain instances the continuance, of any events of default under the Credit Facility.
In connection with the execution of the Credit Facility, the Company paid fees and expenses to the Agent and the Lenders, including a closing fee equal to 5.0% of the aggregate principal amount of the Term Loan on the Effective Date. In addition, the Company is required to pay (i) a non-refundable loan servicing fee of $250,000, payable on the Effective Date and on each anniversary thereof that occurs prior to the date on which all of the Obligations are paid in full in cash and the commitments of the Lenders are terminated (the “Termination Date”), and (ii) a non-refundable anniversary fee in an amount equal to 1.5% of the aggregate principal amount of the Term Loan on the Effective Date payable on each of (i) the Termination Date, (ii) the first anniversary of the Effective Date provided that the Termination Date has not occurred prior to such date, and (iii) on the second anniversary of the Effective Date provided that the Termination Date has not occurred prior to such date
The foregoing description of the Credit Facility and the Security Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Facility and the Security Agreement, copies of which will be timely filed as an exhibit to an upcoming periodic report in accordance with applicable rules and regulations of the Securities and Exchange Commission.

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant (Information Required Under Item 2.03 of Form 8-K)
See disclosure provided under “Entry into a Material Definitive Agreement” above.
Unregistered Sale of Equity Securities (Information Required Under Item 3.02 of Form 8-K).
In connection with the Credit Facility, the Company issued warrants (the “Warrants”) to the Lenders to purchase at any time or from time to time on or after the date that is six months from the Effective Date, at an exercise price of $0.01 per share, such number of shares of common stock of the Company as equals 5.0% of the outstanding fully-diluted shares of common stock of the Company as of the issuance date. The number of shares issuable upon exercise of each Warrant is subject to increase if the Company issues or sells any shares of common stock, common stock equivalents, options or convertible securities for a consideration per share (including upon exercise, exchange or conversion) of less than the exercise price. The Warrants will expire ten years after the issuance date and will be exercisable on a cash basis or, at the election of the holder, on a cashless basis. Notwithstanding the foregoing, in the event that all of the Obligations are paid in full in cash before the Effective Date, each Warrant will be canceled and terminated in its entirety and be of no further force or effect.
The issuance of the Warrants is being made in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act in that the transaction was by an issuer not involving any public offering. At issuance, the recipients of the Warrants represented that they are “accredited investors” and represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The shares of the Company’s common stock issuable upon exercise of the Warrants have not been registered under the Securities Act or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and such other jurisdictions.
The Company did not pay or give, directly or indirectly, any commission or other remuneration, including underwriting discounts and commissions, in connection with the issuance of the Warrants.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information about our Executive Officers
Our executive officers are appointed by, and serve at the discretion of, the Board. Each executive officer is a full-time employee of Zovio. The names of our current executive officers, their ages as of December 31, 2021, titles and biographies are set forth below:

Name	Age	Position
Randy J. Hendricks	65	Chief Executive Officer
Kevin S. Royal	57	Executive Vice President/Chief Financial Officer
Steven R. Burkholder	43	Vice President, Chief Accounting Officer and Corporate Controller
Vickie L. Schray	61	Executive Vice President and Chief External Affairs Officer
John W. Semel	51	Executive Vice President/Chief Strategy Officer
Christopher L. Spohn	61	Executive Vice President of Operations
Randy J. Hendricks has served as the Chief Executive Officer and a director of our company since December 2021. Mr. Hendricks has over 30 years of executive experience and a proven track record leading enterprise-wide transformation through focused execution, in challenging and highly competitive market segments with companies looking to re-establish growth. Mr. Hendricks brings a global perspective and a keen knowledge of different markets and cultures, through previous operating roles when based in London, Tokyo, and Madrid. Mr. Hendricks' experience includes over 20 years working with clients in higher education institutions assisting them to advance their academic and research missions. Prior to joining Zovio, Mr. Hendricks was a Senior Executive at the Huron Consulting Group. Before joining Huron, Mr. Hendricks served as President of Education & Government at Workday. Mr. Hendricks held multiple senior leadership roles in IBM’s Global Business Services unit, both in the U.S. and internationally. Mr. Hendricks also serves as a board member for several technology companies. Mr. Hendricks holds a B.S. in Industrial Administration with a minor in Computer Science from Iowa State University. Mr. Hendricks obtained his CPA after taking advanced accounting courses at the University of Illinois.
Kevin S. Royal joined us in October 2015 and serves as our Executive Vice President/Chief Financial Officer. Mr. Royal resigned from his position from October 2017 to April 2018 for personal reasons unrelated to the Company. Prior to joining us, Mr. Royal was Senior Vice President, Chief Financial Officer, Treasurer and Secretary of Maxwell Technologies, Inc., a developer, manufacturer and marketer of energy storage and power delivery solutions from April 2009 to May 2015. From May 2005 until April 2009, Mr. Royal was Senior Vice President and Chief Financial Officer of Blue Coat Systems, Inc., a previously Nasdaq-listed developer and provider of application delivery network technology. From December 1996 until May 2005, Mr. Royal held a series of senior finance positions, culminating with his appointment as vice president and chief financial officer of Novellus Systems, Inc., an S&P 500 company that manufactures, markets and services semiconductor capital equipment. Before Mr. Royal joined Novellus, he spent 10 years with Ernst & Young LLP, where he became a certified public accountant. Mr. Royal received his Bachelor of Business Administration from Harding University.
Steven R. Burkholder has served as our Vice President, Chief Accounting Officer and Corporate Controller since June 2017. Mr. Burkholder previously served as our Associate Vice President, Assistant Controller from September 2012. Prior to joining us, Mr. Burkholder served in various roles at PricewaterhouseCoopers LLP, a public accounting firm, from September 2001 to September 2012, culminating in his appointment as Senior Manager in June 2011. As Senior Manager, he led engagement teams including audit, information technology, valuation and tax professionals. Mr. Burkholder received his Bachelor of Science in Business Accounting with honors from the University of Minnesota - Carlson School of Management and his Masters in Business Administration from Ashford University, and is a certified public accountant.
Vickie L. Schray joined us in January 2011 and currently serves as our Executive Vice President, Chief External Affairs Officer. Prior to Ms. Schray’s current appointment in September 2018, Ms. Schray also served as Executive Vice President, Regulatory Affairs and Public Policy since October 2016, as well as our Senior Vice President, Regulatory Affairs and Public Policy and also as our Vice President Regulatory Affairs. Ms. Schray has over 20 years of experience in postsecondary education and has worked at the federal, state and institutional level. From 1998 to 2010, Ms. Schray served in various leadership positions with the U.S. Department of Education, including Acting Deputy Assistant Secretary in the Office of Postsecondary Education, Senior Policy Analyst in the Office of the Under Secretary, and as the Deputy Director for the Secretary of Education’s Commission on the Future of Higher Education. Before her work with the Department of Education,

Ms. Schray consulted for the National School-to-Work Opportunities Office and was Deputy Director of the National Skill Standards Board. Ms. Schray earned an M.S. at Portland State University and a B.S. at Oregon State University.
John W. Semel joined us in March 2019 and has served as our Executive Vice President, Chief Strategy Officer since that time. Mr. Semel was interim Chief Strategy Officer of Mood Media, an international in-store customer engagement company, from 2018 to 2019. At Mood Media, Mr. Semel drove strategic planning, strategic partnerships, and product development for new revenue sources. Prior to joining Mood Media, Mr. Semel served as the Chief Strategy Officer of John Wiley and Sons, a global leader in research and education, focusing on publishing, platforms and services for researchers, learners, universities, and corporations, from 2009 to 2017. At John Wiley and Sons, Mr. Semel helped build Wiley Solutions, its online education business. Over his career, Mr. Semel has held senior strategy and principal investment roles at MTV Networks, The Hearst Corporation, Everger Investment Associates, and PRIMEDIA. Mr. Semel began his career at J.P. Morgan and Company as an analyst and then an associate in Equity Capital Markets and Syndicate before moving on to High Yield Capital Markets and Syndicate. Mr. Semel received his B.A. from Brown University and his M.B.S. from Harvard Business School.
Christopher L. Spohn has served as our Executive Vice President of Operations since April 2020. From March 2021 to December 2021, Mr. Spohn also served on an interim basis as a member of the Office of the CEO. Mr. Spohn has over 20 years of leadership and operations experience in the online higher education and technology services industries. Mr. Spohn was most recently the President of Rocky Mountain College of Art & Design, a for-profit art and design school, since 2017. At Rocky Mountain, Mr. Spohn drove the re-engineering of all operations related to the institution, while planning and directing all programs and services of the institution. From 2015 to 2016, Mr. Spohn served as Chief Executive Officer (Acting Campus Director) of Gnomon School for Visual Effects, Animation & Game Design, overseeing all school operations. Mr. Spohn also served as a member of the board of directors for Gnomon School from 2013 to 2016. From 2012 to 2015, Mr. Spohn served as President of WebWise Education, LLC, an online tutoring company, facilitating all business operations for the company. From 2011 to 2012, Mr. Spohn served as Chief Executive Officer of Higher Education Online, a United Kingdom-based education company, overseeing the start-up operations for the company. From 2004 to 2010, Mr. Spohn served as our Chief Admissions Officer, focusing on all operations related to recruiting, business development, and quality assurance. Mr. Spohn received his Bachelor of Arts from Azusa Pacific University and has completed the CORO Public Affairs Executive Leadership Program.
None of our executive officers has any family relationships with any of our other executive officers or directors. There currently are no legal proceedings, and during the past ten years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our executive officers.
Information about our Board of Directors
The names, ages as of December 31, 2021, and certain information regarding each member of the Board, are set forth below. The following information has been furnished to us by the directors.
Teresa S. Carroll, age 56, has served as a director of our company since March 2018. Ms. Carroll is a former President for Kelly Services, Inc. and Oasis, a Paychex Company. Ms. Carroll is also a board member for Bayada, a home healthcare company and ProUnlimited, a contingent workforce management company. Ms. Carroll earned a B.S. from the G.M.I. Engineering and Management Institute (now Kettering) and an M.B.A. from the University of Michigan. Ms. Carroll brings to the Board deep understanding of operational and talent challenges in various industries gained through her experience driving strategy, operations, sales, marketing and human resources for large public companies.
Michael P. Cole, age 49, has served as a director of our company since January 2020. Mr. Cole currently serves as Chief Executive Officer of SevenSaoi Capital (pronounced “7C”), an investment management since March 2016, and Chief Financial Officer of eMed LLC, a digital healthcare company since December 2021. Previously, Mr. Cole served as President of MAEVA Group, a turnaround-oriented merchant bank and was also with Madison Dearborn Partners, a Chicago-based private equity firm that manages $23 billion in equity capital, for nearly 17 years, retiring as Managing Director. Mr. Cole does not currently serve on any other public boards, but has previously served on the boards of Univision Communications, Inc., Merge Healthcare Inc., MetroPCS Communications and The Topps Company, among others. Mr. Cole also worked in a senior-level role on Madison Dearborn’s investments in technology-enabled service companies such as Intelsat, Ltd. and X.M. Satellite Radio. Mr. Cole received his A.B. degree from Harvard College. Mr. Cole brings to the Board a deep knowledge of business and strategic planning, as well as expertise in the areas of finance and accounting, corporate governance and risk management.
Ryan D. Craig, age 49, has served as a director of our company since November 2003. Mr. Craig is a founding partner of Achieve Partners, a private equity firm focused on investing at the intersection of education and employment. Prior to that, he was the founding partner of University Ventures, a private equity firm focused on innovation from within higher education. From 2004 to 2010, he was the founder and President of Wellspring, an organization providing treatment programs for overweight and obese adolescents. From 2001 to 2004, Mr. Craig was an Associate at Warburg Pincus in the education sector. From 1999 to 2001, Mr. Craig served as Vice President Business Development for Fathom, a consortium of universities, museums and libraries. From 1994 to 1996, he worked as a consultant with McKinsey & Company. Mr. Craig earned a B.A. from Yale University and a J.D. from Yale Law School. Mr. Craig currently serves on the boards of seven privately held companies. Mr. Craig brings to the Board extensive expertise in the postsecondary education sector and a long history with our business, which enables him to provide key strategic vision.
Randy J. Hendricks, age 65, has served as the Chief Executive Officer and a director of our company since December 2021. Mr. Hendricks has over 30 years of executive experience and a proven track record leading enterprise-wide transformation through focused execution, in challenging and highly competitive market segments with companies looking to re-establish growth. Mr. Hendricks brings a global perspective and a keen knowledge of different markets and cultures, through previous operating roles when based in London, Tokyo, and Madrid. Mr. Hendricks' experience includes over 20 years working with clients in higher education institutions assisting them to advance their academic and research missions. Prior to joining Zovio, Mr. Hendricks was a Senior Executive at the Huron Consulting Group. Before joining Huron, Mr. Hendricks served as President of Education & Government at Workday. Mr. Hendricks held multiple senior leadership roles in IBM’s Global Business Services unit, both in the U.S. and internationally. Mr. Hendricks also serves as a board member for several technology companies. Mr. Hendricks holds a B.S. in Industrial Administration with a minor in Computer Science from Iowa State University. Mr. Hendricks obtained his CPA after taking advanced accounting courses at the University of Illinois.
Michael B. Horn, age 42, has served as a director of our company since August 2017. Mr. Horn currently serves as the owner of Horn-Ed LLC, serving as Board Member, advisor, and consultant to a portfolio of education companies. Mr. Horn has also been a Venture Partner for Nextgen Venture Partners since 2017. Mr. Horn served as the Chief Strategy Officer and Senior Partner at The Entangled Group and Entangled Solutions from October 2015 to May 2020, and as Co-Founder, Distinguished Fellow, and Board Member of Clayton Christensen Institute for Disruptive Innovation since October 2015. The Entangled Group was acquired in May 2020 by Guild Education, where Mr. Horn now serves as a senior strategist. Previously, Mr. Horn served as Co-Founder and Executive Director, Education, of the Clayton Christensen Institute for Disruptive Innovation from 2007 through October 2015. Mr. Horn earned a B.A. in History from Yale University and an M.B.A. from Harvard Business School. Mr. Horn brings to the Board significant expertise in innovation across sectors with a deep focus on innovation and quality assurance in higher education and its strategic and organizational implications.
Ron Huberman, age 50, has served as a director of our company since March 2021. Mr. Huberman currently serves as the Chief Executive Officer of Benchmark Analytics, a provider of enterprise human capital management software and learning management. Mr. Huberman was a Senior Advisor for PeopleAdmin, a human capital software company, from 2016 to 2018. Mr. Huberman was also the Founder and Executive Board Chair for TeacherMatch from 2012 to 2016, which provides online predictive hiring tools for the K-12 market. Mr. Huberman has also held executive roles at Prairie Capital as well as within the Chicago Public Schools, Chicago Transit Authority, Chicago Office of the Mayor and Chicago Police Department. Mr. Huberman earned his B.A. from the University of Wisconsin and both his M.A. and M.B.A. from the University of Chicago. Mr. Huberman currently serves on the boards of Benchmark Analytics, Learner's Edge and Right-at-School. Mr. Huberman brings to the Board a deep knowledge of business and a special focus on human capital management.
John J. Kiely, age 63, has served as a director of our company since July 2019. Mr. Kiely currently serves as a director for Amneal Pharmaceutical and Covis Group Pharmaceutical. Mr. Kiely retired from PricewaterhouseCoopers LLP in 2019. During his 39-year career, he had significant leadership roles, including Assurance Chief Quality Officer, Assurance Leader of the Private Equity Sector, and Leader of the U.S. Pharmaceutical Industry. Additionally, he had extensive experience working with Fortune 500 companies and Private Equity portfolio companies. Mr. Kiely earned a B.A. from St. Francis University (Pa) and is a certified public accountant. Mr. Kiely brings to the Board a deep knowledge of business, as well as expertise in the areas of finance and accounting, corporate governance and strategic planning.
Kirsten M. Marriner, age 49, has served as a director of our company since March 2018. Ms. Marriner is the Executive Vice President - Chief People and Corporate Affairs Officer of the Clorox Company, a position she has held since March 2016. Prior to joining the Clorox Company, she served as senior vice president and chief human resources officer at Omnicare, from 2013 to 2015. She served in various leadership roles, including as senior vice president, director of talent management and development at Fifth Third Bank, from 2004 to 2013. She has held human resources leadership roles at KeyCorp and worked in the human capital consulting practices at Deloitte and KPMG. Ms. Marriner earned a B.S. in Industrial/Organizational Psychology from John Carroll University and an M.B.A. from Cleveland State University. Ms. Marriner brings to the Board her executive leadership experience with Fortune 500 companies across various industries and expertise on culture, talent and succession, and environmental, social and governance leadership.
Victor K. Nichols, age 65, has served as a director of our company since September 2014. Mr. Nichols was an independent advisor to Harland Clarke Holdings, a portfolio of companies optimizing customer relationships through a broad variety of omni-channel solutions, from June 2019 to December 2019, and was previously the Chairman of Harland Clarke Holdings. Mr. Nichols also served as the Chief Executive Officer of Harland Clarke Holdings from January 2017 until December 2018. Prior to this role, Mr. Nichols served as the Chief Executive Officer of Valassis, a wholly-owned subsidiary of Harland Clarke Holdings. He has also served as Chief Executive Officer for North America at Experian, a global leader in data and analytics based information systems, and the Managing Director U.K. and EMEA at Experian. In addition, Mr. Nichols has held strategic roles as Chief Information Officer for Wells Fargo & Company, and Chief Executive Officer of Vicor, a company delivering advanced corporate receivables management solutions. His experience also includes serving as the President of Safeguard Business Systems, and various senior leadership positions at Bank of America, managing the consumer lending business and retail operations. Mr. Nichols currently serves on the boards of Bank of Hawaii Corporation, Revlon Inc. and Make-A-Wish, International, and previously served on the board of Harland Clarke Holdings. Mr. Nichols holds a B.A. in Economics from the University of California, San Diego, and an M.B.A. from the University of California, Berkeley. Mr. Nichols brings to the Board extensive business and leadership experience across multiple industries, including finance, marketing, technology and data analytics, which enables him to provide key operational and management perspective.
George P. Pernsteiner, age 73, has served as a director of our company since August 2017. Mr. Pernsteiner has over 28 years of experience serving in several leadership posts in the post-secondary education system. From September 2013 through August 2017, he served as President of the State Higher Education Executive Officers Association, which represents chancellors and commissioners of higher education from every state. Mr. Pernsteiner also served as Chancellor of the Oregon University System from July 2004 through May 2013. Mr. Pernsteiner has a B.A. in Political Science from Seattle University and an M.P.A. from the University of Washington in Public Administration. Mr. Pernsteiner brings to the Board his broad experience in managing universities and in developing and advancing education policies and practices.
John S. Wilson, age 64, has served as a director of our company since March 2021. Mr. Wilson is a visiting scholar at the Harvard Business School, and is currently on leave from the Board of Overseers at Harvard University. Mr. Wilson was previously a Senior Advisor to the President of Harvard from April 2018 to September 2020, and the President in Residence to the Harvard School of Education from August 2017 to April 2018. Prior to that, Mr. Wilson also served as the President of Morehouse College from 2013 to 2017. Additionally, Mr. Wilson served as the Executive Director of the White House initiative on Historically Black Colleges and Universities (HBCUs) from 2009 to 2013. Mr. Wilson has also held Executive Dean and Associate Professor roles at the George Washington University, as well as Director positions at the Massachusetts Institute of Technology (MIT). Mr. Wilson earned his B.A. from Morehouse College and a Masters in Education and Masters in Theological Studies from Harvard. Mr. Wilson also earned his Doctorate in Education from Harvard Graduate School of Education. Mr. Wilson brings to the Board his vast experience in the higher education industry and governmental policy.
Leadership Structure of the Board of Directors
Pursuant to our bylaws and Corporate Governance Guidelines, the Board has the following general leadership structure:
•The positions of Chief Executive Officer and Chairman of the Board are separate, but may be held by the same individual. The position of Chief Executive Officer is currently held by Mr. Hendricks. The position of Chairman of the Board is currently held by Mr. Pernsteiner. From March 31, 2021 through December 6, 2021, Mr. Pernsteiner, was deemed not to be independent due to his interim service as a member of the Office of the CEO.
•The Chairman of the Board presides at meetings of the Board and, so long as the Chairman of the Board is an independent director, also presides at executive sessions of the non-management and/or independent directors. The Company’s current Chairman of the Board.
•The Chief Executive Officer and the Chairman of the Board jointly establish the agenda for each meeting of the Board, though any director may request the inclusion of items on the agenda.
•If the Chairman of the Board is not an independent director, the independent directors will appoint one independent director to serve as “lead independent director.” In that scenario, the lead independent director will preside at executive sessions of the non-management and/or independent directors, preside at meetings of the Board in the absence of the Chairman of the Board, review agendas for meetings of the Board with the Chief Executive Officer and Chairman of the Board, and assume such other functions as the Board may deem appropriate.
The Board has determined that this leadership structure, specifically the separation of the Chief Executive Officer and Chairman of the Board positions, is appropriate for our company because, in the judgment of the Board, an independent Chairman of the Board (or lead independent director, if the Chairman of the Board is not an independent director) is best positioned to express to management the views of the Board (and, particularly, the independent directors) and to provide constructive feedback to the Chief Executive Officer regarding management’s performance. Mr. Nichols was the lead independent director from March 31, 2021 through December 6, 2021. Mr. Pernsteiner is the lead independent director following the hiring of Mr. Hendricks in December 2021.

Our Corporate Governance Guidelines are available on our website at http://www.zovio.com under “Investors - Governance.”
Board Committees
The Board has an Audit Committee, a Compensation Committee, a Nominating and Governance Committee and an M&A Oversight Committee. These committees operate under written charters, which are available on our website at http://www.zovio.com under “Investors - Governance.” The Board has determined that all members of these committees satisfy the applicable independence requirements under Nasdaq rules. The members of the committees are identified in the table below.

Director	Audit Committee	Compensation Committee	Nominating and Governance Committee	M&A Oversight Committee
Teresa Carroll	Member	—	—	—
Michael Cole	—	Member	—	Member
Ryan Craig	Member	—	Chair	Chair
Michael Horn	—	—	Member	—
Ron Huberman	Member	—	—	—
John Kiely	Chair	—	Member	—
Kirsten Marriner	—	Member	—	—
Victor Nichols	Member	Chair	—	Member
George Pernsteiner	—	Member (1)	—	Member
John Wilson	—	—	Member	—
(1) Mr. Pernsteiner did not serve on the Compensation Committee during his service in the Office of the CEO.
The Audit Committee is responsible primarily for overseeing (i) the services provided by our independent registered public accounting firm, (ii) the integrity of our financial statements and internal control over financial reporting, and (iii) risk management, internal audit and our compliance with legal and regulatory requirements. Mr. Kiely, the Chair of the Audit Committee, has been determined by the Board to be an audit committee financial expert. The Audit Committee held eight meetings in 2021.
The Compensation Committee is responsible primarily for evaluating and approving all compensation plans, policies and programs as they affect our executive officers, administering our equity compensation plans, and reviewing the compensation of the Board. The Compensation Committee held fifteen meetings in 2021.
The Nominating and Governance Committee is responsible primarily for identifying, evaluating and recommending to the Board, nominees for election or appointment to the Board and committees of the Board, evaluating the performance and independence of the Board and of individual directors, and evaluating the adequacy of our corporate governance practices. The Nominating and Governance Committee held five meetings in 2021.
The M&A Oversight Committee is responsible primarily for evaluating strategies for near-term and long term value and considering other strategic transactions involving the Company, including but not limited to a business combination transaction, a sale of an entity, or recapitalization or similar transaction. The M&A Oversight Committee held seven meetings in 2021.
Meetings of the Board of Directors and Board Committees
The Board has regularly scheduled meetings quarterly, and holds additional meetings as needed. The committees of the Board meet quarterly and hold additional meetings as needed. Our independent directors hold executive sessions without management present at least once per quarter. During 2021, the Board held thirteen meetings.
Each director who served during 2021 attended at least 75% of the aggregate number of meetings held by the Board and all applicable committees of the Board during the period that he or she served. Members of the Board of Directors traditionally attend our annual meetings of stockholders. In 2021, all directors who served during 2021 attended the Annual Meeting of Stockholders, held virtually.
Role of the Board of Directors in Risk Oversight
Management is responsible for day-to-day risk management at our company. The role of the Board is to provide oversight of the processes designed to identify, assess and monitor key risks and risk mitigation activities. The Board fulfills its risk oversight responsibilities through (i) a robust Enterprise Risk Management process that incorporates the views on risk of employees of all levels in their areas and culminates in a board presentation on key risks and mitigation strategies each quarter, (ii) the receipt of reports directly from managers responsible for the management of particular business risks and (iii) the receipt of reports from each committee chair regarding such committee’s oversight of specific risk topics.
Delegation of Risk Oversight
The Board has delegated oversight of specific risk areas to its committees. For example, the Audit Committee is tasked with overseeing risk management at our company with respect to financial matters and the adequacy of our internal control over financial reporting. Pursuant to its charter, the Audit Committee is required, among other things, to discuss with management our policies with respect to risk assessment and risk management, including guidelines and procedures to govern the process by which risk assessment and risk management are handled, and to review our major risk exposures and the steps management has taken to monitor, control and report such exposures. The Audit Committee typically has these discussions with management at least once per quarter, and the Chair of the Audit Committee subsequently reports on these discussions to the full Board. Similarly, the Compensation Committee assists the Board in overseeing risks arising from our compensation policies and practices, and the Nominating and Governance Committee assists the Board in overseeing risks associated with corporate governance, director and executive officer succession planning, board membership and board structure. The Board then discusses significant risk management issues with the Chief Executive Officer and other members of the management team and recommends appropriate action.
Code of Ethics
We have adopted a written Code of Ethics applicable to the Board and our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, in accordance with the rules of Nasdaq and the SEC. The Code of Ethics is available on our website at http://www.zovio.com under “Investors - Governance.”
Director Compensation
The following table presents compensation information for our non-employee directors for 2021. Compensation for each Messrs. Hendricks, Pernsteiner and Clark is presented in the Summary Compensation Table below and the related explanatory tables. Mr. Clark, prior to his separation from our company, did not receive any additional compensation for his services as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Teresa Carroll	60,000	69,743	129,743
Michael Cole	90,000	69,743	159,743
Ryan Craig	95,000	69,743	164,743
Michael Horn	55,000	69,743	124,743
Ron Huberman	45,000	76,590	121,590
John Kiely	90,500	69,743	160,243
Kirsten Marriner	65,000	69,743	134,743
Victor Nichols	102,500	69,743	172,243
George Pernsteiner	126,875	140,704	267,579
John Wilson	41,250	76,590	117,840
(1)    Represents the grant date fair value of the restricted stock unit award, computed in accordance with FASB ASC Topic 718. The valuation methodology used to calculate this amount is discussed in Note 17, “Stock-Based Compensation,” to our annual consolidated financial statements for the year ended December 31, 2021, which are included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2021.

The following table presents the total number of shares subject either to unreleased RSUs or to vested exercisable options, for each non-employee director as of December 31, 2021.

Director	Number of Unreleased RSUs	Number of Vested Exercisable Options
Teresa Carroll	19,472	—
Michael Cole	30,577	—
Ryan Craig	16,410	32,714
Michael Horn	16,410	—
Ron Huberman	31,370	—
John Kiely	34,120	—
Kirsten Marriner	19,472	—
Victor Nichols	16,410	28,034
George Pernsteiner	36,860	—
John Wilson	31,370	—
The following table presents our non-employee director compensation program. The Compensation Committee reviews director compensation annually, including fees, retainers and equity compensation, as well as total compensation, and makes recommendations to the Board regarding the compensation program. In 2021, the Compensation Committee worked with Pay Governance, LLC (“Pay Governance”) compensation consultants, in determining appropriate changes to director compensation.

Position	Annual Cash Retainer ($)		Annual Equity Award ($)
Continuing Director	50,000		85,000	(3)
Board of Directors Chair	50,000	(1)	—
Audit Committee Chair	15,000	(2)	—
Compensation Committee Chair	10,000	(2)	—
Nominating and Governance Committee Chair	5,000	(2)	—
CEO Search Committee Chair	3,000	(2)	—
Audit Committee Member	10,000		—
Compensation Committee Member	7,500		—
Nominating and Governance Committee Member	5,000		—
CEO Search Committee Member	7,500		—
M&A Oversight Committee Member	25,000		—
(1)    The annual cash retainer for serving as board chair is to be paid in addition to the annual cash retainer for board membership.
(2)    The annual cash retainer for serving as committee chair is to be paid in addition to the annual cash retainer for committee membership.
(3)    The annual equity award was comprised of restricted stock unit awards. The annual restricted stock units vest in full on the first anniversary of the date of grant, subject to the continuing service of the director. Upon initial election to the Board, directors receive an initial grant of $85,000 of restricted stock units that vest over four years on the anniversary date of the grant, subject to the continuing service of the director.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE
The following table summarizes the total compensation earned by each of our named executive officers (“NEOs”) for 2021, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)(6)	Total ($)
Randy Hendricks	2021	31,731	300,000	2,517,241	—	—	—	1,957	2,850,929
Chief Executive Officer							—

George Pernsteiner	2021	392,829	100,000	140,705	—	—	—	—	633,534
Chairman of the Board
Office of the CEO

Christopher Spohn	2021	657,892	—	750,140	—	—	—	59,698	1,467,730
EVP of Operations	2020	347,308	—	900,508	—	342,279	—	51,624	1,641,719
Office of the CEO							—

Andrew Clark	2021	203,116	—	—	—	—	—	3,182,622	3,385,738
Former President and CEO (7)	2020	806,490	—	1,222,762	—	655,056	—	91,456	2,775,764
	2019	776,620	—	2,486,860	—	—	—	1,064,969	4,328,449

Kevin Royal	2021	395,000	—	391,176	—	—	—	64,688	850,864
EVP, Chief Financial Officer	2020	410,192	—	382,699	—	183,244	—	69,027	1,045,162
	2019	395,000	—	778,361	—	—	—	79,208	1,252,569

John Semel	2021	500,000	—	222,663	—	187,500	—	72,688	982,851
EVP, Chief Strategy Officer	2020	503,846	—	218,000	—	316,301	—	75,853	1,114,000

Diane Thompson	2021	526,683	—	221,419	—	—	—	72,881	820,983
Former General Counsel	2020	438,542	—	182,074	—	178,099	—	125,287	924,002
Office of the CEO	2019	422,300	—	370,347	—	—	—	110,712	903,359

Marc Brown	2021	160,000	—	173,665	—	—	—	431,796	765,461
Former Chief HR Officer

Matthew Hillman	2021	350,000	—	128,663	—	—	—	69,578	548,241
SVP, University Partnerships

Matt Mitchell	2021	294,200	—	162,282	—	—	—	28,603	485,085
General Counsel and Secretary
(1)Represents the grant date fair market value of any RSUs, PSUs and MSUs awarded to the NEOs in each fiscal year, computed in accordance with FASB ASC Topic 718. For the PSU and MSU awards, the grant date fair value of such awards at the time of grant was based upon the probable outcome at the time of grant. The RSUs, PSUs and MSUs are further described under the “Grants of Plan-Based Awards” and “Outstanding Equity Awards at Fiscal Year End” tables below. Assumptions used to calculate these amounts are described in Note 17, “Stock-Based Compensation,” to our annual consolidated financial statements for the year ended December 31, 2021, which are included elsewhere in this Annual Report on Form 10-K.
(2)Represents the aggregate grant date fair value of stock option awards granted to the NEOs in each fiscal year, computed in each case in accordance with FASB ASC Topic 718.
(3)Represents the performance-based cash awards earned in each fiscal year under the Company's Short Term Incentive Plan.

(4)There are no nonqualified deferred compensation earnings reflected in this column because no NEO received above-market or preferential earnings on such compensation.
(5)Represents (i) payments for health, life and disability insurance premiums, (ii) medical expense reimbursements received under the Senior Management Benefit Plan, (iii) 401(k) retirement savings plan (the “401(k) Plan”) matching contributions, (iv) reimbursement for housing expenses and (v) nonqualified deferred compensation plan contributions (only to contribute the matching contributions we would have made to the 401(k) Plan on the NEO’s behalf because the NEO’s contributions to the 401(k) Plan were required to be reduced pursuant to applicable plan contribution limitations). Payments for health insurance premiums reflect the full amount paid on behalf of the NEOs rather than the portion in excess of that paid for non-executives. For a breakdown of the amounts comprising the “All Other Compensation” column, see the All Other Compensation Detail table below.
(6)For Mr. Clark, our former CEO, the “All Other Compensation” column for 2019 includes certain relocation allowances.
(7)As previously discussed, Mr. Clark separated from the Company effective March 31, 2021.

ALL OTHER COMPENSATION DETAIL

Name	Year	Qualified Retirement Plan Employer Match ($)	Employer Deferred Compensation Plan Contributions ($)	Health, Life and Disability Insurance Premiums and Medical Reimbursements ($)	Severance, Legal Reimbursement, Housing or Vacation Pay Out ($)	All Other Compensation Total ($)
Randy Hendricks	2021	635	—	1,307	15	1,957

George Pernsteiner	2021	—	—	—	—	—

Christopher Spohn	2021	—	—	44,456	15,242	59,698
	2020	—	—	28,800	22,824	51,624

Andrew Clark	2021	4,182	—	65,932	3,112,508	3,182,622
	2020	8,550	—	66,497	16,409	91,456
	2019	8,400	—	59,564	997,005	1,064,969

Kevin Royal	2021	—	—	64,488	200	64,688
	2020	—	—	66,497	2,530	69,027
	2019	—	—	59,564	19,644	79,208

John Semel	2021	8,000	—	64,488	200	72,688
	2020	7,923	—	66,497	1,433	75,853

Diane Thompson	2021	8,700	—	40,447	23,734	72,881
	2020	8,550	—	41,605	75,132	125,287
	2019	8,769	—	37,471	64,472	110,712

Marc Brown	2021	4,433	—	64,712	362,651	431,796

Matthew Hillman	2021	4,890	—	64,488	200	69,578

Matt Mitchell	2021	8,700	—	19,703	200	28,603

GRANTS OF PLAN-BASED AWARDS
The following table provides information regarding grants of plan-based awards to each of our NEOs during 2021.

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards (3)($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Hendricks	—	—	—	—	—	—	—	—	—	—
	12/6/21	12/1/21	—	—	—	—	—	—	574,138	838,241
	12/6/21	12/1/21	—	—	—	690,000	1,150,000	2,300,000	—	1,518,000

Pernsteiner	—	—	—	—	—	—	—	—	—	—
	3/29/21	3/15/21	—	—	—	—	—	—	16,410	69,743
	4/7/21	4/7/21	—	—	—	—	—	—	20,450	70,962

Spohn	—	—	301,875	603,750	1,207,500	—	—	—	—	—
	4/7/21	4/7/21	—	—	—	—	—	—	10,220	35,463
	5/31/21	5/27/31	—	—	—	—	—	—	111,490	262,002
	5/31/21	5/27/31	—	—	—	115,500	192,500	385,000	—	481,250

Clark	—	—	388,310	776,620	1,553,240	—	—	—	—	—

Royal	—	—	108,625	217,250	434,500	—	—	—	—	—
	5/31/21	5/27/31	—	—	—	—	—	—	61,000	143,350
	5/31/21	5/27/31	—	—	—	63,198	105,330	210,660	—	263,325

Semel	—	—	187,500	375,000	750,000	—	—	—	—	—
	5/31/21	5/27/31	—	—	—	—	—	—	34,750	81,663
	5/31/21	5/27/31	—	—	—	36,000	60,000	120,000	—	150,000

Thompson	—	—	105,575	211,150	422,300	—	—	—	—	—
	4/7/21	4/7/21	—	—	—	—	—	—	10,220	35,463
	5/31/21	5/27/31	—	—	—	—	—	—	29,020	68,197
	5/31/21	5/27/31	—	—	—	30,066	50,110	100,220	—	125,275

Brown	—	—	85,800	171,600	343,200	—	—	—	—	—
	5/31/21	5/27/31	—	—	—	—	—	—	27,100	63,685
	5/31/21	5/27/31	—	—	—	28,080	46,800	93,600	—	117,000

Hillman	—	—	113,750	227,500	455,000	—	—	—	—	—
	5/31/21	5/27/31	—	—	—	—	—	—	20,080	47,188
	5/31/21	5/27/31	—	—	—	20,802	34,670	69,340	—	86,675

Mitchell	—	—	57,680	115,360	230,720	—	—	—	—	—
	5/31/21	5/27/31	—	—	—	—	—	—	12,920	30,362
	8/31/21	8/25/21	—	—	—	—	—	—	12,330	31,811
	5/31/21	5/27/31	—	—	—	13,380	22,300	44,600	—	55,750
	8/31/21	8/25/21	—	—	—	11,094	18,490	36,980	—	50,663
(1)    The threshold, target and maximum amounts shown correspond to potential performance-based cash bonuses pursuant to the 2021 STI Plan based upon the achievement of certain performance goals. The threshold, target and maximum amounts shown above assume threshold, target and maximum achievement, respectively, for each of the weighted performance goals. For additional information regarding the STI Plan, including the performance-based cash bonuses, performance targets and methodology for determining bonus amounts, see “2021 Short Term Incentive Plan” below. Actual payouts to the NEOs under the 2021 STI Plan for achievement of the 2021 performance goals are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

(2)    The target amount represents the PSU shares that the Compensation Committee awarded the NEOs. These PSUs also have minimum and maximum amounts that each NEO could receive for achieving certain performance targets.
(3)     Represents the grant date fair value of the respective RSU and PSU awards. The RSUs are calculated using closing market price on the date of grant. The PSUs are calculated using the Monte Carlo value on the date of grant. As the PSUs are subject to a three-year cumulative EBITDA target, with the total payout subject to an rTSR modifier, the amount included for future awards represent the service inception date fair value multiplied by the target number of shares. The Monte Carlo fair value applied to the PSU awards granted on May 31, 2021, August 31, 2021 and December 6, 2021, were $2.50, $2.74 and $1.32, respectively. Assumptions used to calculate these amounts are further described in Note 17, “Stock-Based Compensation,” to our annual consolidated financial statements for the year ended December 31, 2021, which are included elsewhere in this Annual Report on Form 10-K.

OUTSTANDING EQUITY AWARDS
The following table shows the number of shares of our common stock subject to outstanding stock options, RSUs, PSUs and MSUs held by our NEOs as of December 31, 2021.

	Outstanding Equity Awards at Fiscal Year End
	Option Awards					Stock Unit Awards
Name	Securities underlying unexercised options (#) exercisable	Securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date		Number of stock units that have not vested (#)	Market value of all stock units that have not vested ($)(1)		Equity Incentive Plan Awards: Number of Unearned Shares that have not vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares that have not vested (1)
Mr. Hendricks	—	—	—	—		574,138	729,155	(2)	—	—
	—	—	—	—		—	—		1,150,000	1,460,500	(3)
Mr Pernsteiner	—	—	—	—		16,410	20,841	(4)	—	—
	—	—	—	—		20,450	25,972	(5)	—	—
Mr. Spohn	—	—	—	—		82,417	104,670	(6)	—	—
	—	—	—	—		85,553	108,652	(7)	—	—
	—	—	—	—		111,490	141,592	(8)	—	—
	—	—	—	—		—	—		192,500	244,475	(9)
	—	—	—	—		—	—		192,500	244,475	(10)
Mr. Clark	122,750	—	24.75	3/30/22	(11)(12)	—	—		—	—
	125,900	—	10.23	3/29/23	(11)(13)	—	—		—	—
	114,230	—	14.50	3/29/24	(11)(14)	—	—		—	—
	105,952	—	9.43	3/29/25	(11)(15)	—	—		—	—
	100,270	—	10.59	3/29/26	(11)(16)	—	—		—	—
	104,070	—	10.44	3/29/27	(11)(17)	—	—		—	—
	—	—	—	—		—	—		150,870	191,605	(20)
Mr. Royal	—	—	—	—		10,020	12,725	(21)	—	—
	—	—	—	—		31,854	40,455	(19)	—	—
	—	—	—	—		46,813	59,453	(7)	—	—
	—	—	—	—		61,000	77,470	(8)	—	—
	—	—	—	—		—	—		47,220	59,969	(20)
	—	—	—	—		—	—		105,330	133,769	(9)
	—	—	—	—		—	—		105,330	133,769	(10)
Mr. Semel	—	—	—	—		18,144	23,043	(19)	—	—
	—	—	—	—		26,666	33,866	(7)	—	—
	—	—	—	—		34,750	44,133	(8)	—	—
	—	—	—	—		—	—		26,900	34,163	(20)
	—	—	—	—		—	—		60,000	76,200	(9)
	—	—	—	—		—	—		60,000	76,200	(10)
Ms. Thompson	38,870	—	24.75	44,650	(11)(12)	—	—		—	—
	31,470	—	10.23	45,014	(11)(13)	—	—		—	—
	26,110	—	14.50	45,380	(11)(14)	—	—		—	—
	25,198	—	9.43	45,745	(11)(15)	—	—		—	—
	23,830	—	10.59	46,110	(11)(16)	—	—		—	—
	24,730	—	10.44	46,475	(11)(17)	—	—		—	—
	—	—	—	—		6,772	8,600	(18)	—	—
	—	—	—	—		15,154	19,246	(19)	—	—

	—	—	—	—		22,273	28,287	(7)	—	—
	—	—	—	—		29,020	36,855	(8)	—	—
Mr. Hillman	—	—	—	—		3,853	4,893	(22)	—	—
	—	—	—	—		20,080	25,502	(8)	—	—
	—	—	—	—		—	—		8,670	11,011	(23)
	—	—	—	—		—	—		34,670	44,031	(10)
Mr. Mitchell	3,719	—	9.43	3/29/25	(11)(15)	—	—		—	—
	—	—	—	—		2,287	2,904	(18)	—	—
	—	—	—	—		6,744	8,565	(19)	—	—
	—	—	—	—		9,913	12,590	(7)	—	—
	—	—	—	—		12,920	16,408	(8)	—	—
	—	—	—	—		12,330	15,659	(24)	—	—
	—	—	—	—		—	—		10,000	12,700	(20)
	—	—	—	—		—	—		22,300	28,321	(9)
	—	—	—	—		—	—		22,300	28,321	(10)
	—	—	—	—		—	—		18,490	23,482	(25)
(1)    The calculated value is based on the closing price of our common stock of $1.27 as reported by the Nasdaq on December 31, 2021.
(2)    These RSUs were granted under the 2021 CEO Inducement Equity Incentive Plan on December 6, 2021 to Mr. Hendricks, and 33% of the RSUs will vest and be delivered to Mr. Hendricks on each anniversary of the grant date, subject to Mr. Hendrick’s continuing service with us through each such date.
(3)    These PSUs were granted under the 2021 CEO Inducement Equity Incentive Plan on December 6, 2021 to Mr. Hendricks, and will be eligible to vest and be delivered to Mr. Hendricks on the third anniversary of the grant date, subject to certain performance and market criteria, and subject to Mr. Hendrick’s continuing service with us through each such date.
(4)    These RSUs were granted under the 2009 Plan on April 7, 2021 to Mr. Pernsteiner, and 100% of the RSUs will vest and be delivered to Mr. Pernsteiner on the one year anniversary of the grant date.
(5)     These RSUs were granted under the 2009 Plan on March 31, 2021 to Mr. Pernsteiner, and 100% of the RSUs will vest and be delivered to Mr. Pernsteiner on the one year anniversary of the grant date.
(6)    These RSUs were granted under the 2009 Plan on May 7, 2020 to Mr. Spohn, and 25% of the RSUs will vest and be delivered to Mr. Spohn on each anniversary of the grant date, subject to Mr. Spohn’s continuing service with us through each such date.
(7)    These RSUs were granted under the 2009 Plan on May 12, 2020, and 33% of the RSUs will vest and be delivered to the NEO on each anniversary of the grant date, subject to the NEO’s continuing service with us through each such date.
(8)    These RSUs were granted under the 2009 Plan on May 31, 2021, and 33% of the RSUs will vest and be delivered to the NEO on each anniversary of the grant date, subject to the NEO’s continuing service with us through each such date.
(9)     These PSUs were granted under the 2009 Plan on May 12, 2020, and vesting is predicated on multiple factors, including a free cash flow metric.
(10)    These PSUs were granted under the 2009 Plan on May 31, 2021, and vesting is predicated on multiple factors, including a EBITDA target and a relative TSR metric.
(11)    These stock options vest as follows, subject to the NEO’s continued service with us: (i) 25% of the option vests on the first anniversary of the vesting commencement date, (ii) an additional 2% of the option vests on each monthly anniversary of the vesting commencement date for the 33 months following the first anniversary of the vesting commencement date and (iii) an additional 3% of the option vests on each of the 46th, 47th and 48th monthly anniversaries of the vesting commencement date.
(12)     These options were granted under the 2009 Plan on March 30, 2012, with an exercise price equal to the regular session closing price of our common stock on the date of grant. The vesting commencement date was March 30, 2012.
(13)    These options were granted under the 2009 Plan on March 29, 2013, with an exercise price equal to the regular session closing price of our common stock on the date of grant. The vesting commencement date was March 29, 2013.
(14)    These options were granted under the 2009 Plan on March 29, 2014, with an exercise price equal to the regular session closing price of our common stock on the date of grant. The vesting commencement date was March 29, 2014.
(15)    These options were granted under the 2009 Plan on March 29, 2015, with an exercise price equal to the regular session closing price of our common stock on the date of grant. The vesting commencement date was March 29, 2015.
(16)    These options were granted under the 2009 Plan on March 29, 2016, with an exercise price equal to the regular session closing price of our common stock on the date of grant. The vesting commencement date was March 29, 2016.

(17)    These options were granted under the 2009 Plan on March 29, 2017, with an exercise price equal to the regular session closing price of our common stock on the date of grant. The vesting commencement date was March 29, 2017.
(18)    These RSUs were granted under the 2009 Plan on March 29, 2018, and 25% of the RSUs will vest and be delivered to the NEO on each anniversary of the grant date, subject to the NEO’s continuing service with us through each such date.
(19)    These RSUs were granted under the 2009 Plan on March 29, 2019, and 25% of the RSUs will vest and be delivered to the NEO on each anniversary of the grant date, subject to the NEO’s continuing service with us through each such date.
(20)     These PSUs were granted under the 2009 Plan on March 29, 2019, and vesting is predicated on multiple factors, including: (i) the obtaining of a new client within three years, (ii) a share price decline by 40% or more would result in no MSUs vesting, and (iii) more or less MSUs at more or less than grant price can vest based on the share price at the date of vesting.
(21)     These RSUs were granted under the 2009 Plan on May 31, 2018 to Mr. Royal, and 25% of the RSUs will vest and be delivered to Mr. Royal on each anniversary of the grant date, subject to Mr. Royal's continuing service with us through each such date.
(22)    These RSUs were granted under the 2009 Plan on November 30, 2020, and 33% of the RSUs will vest and be delivered to the NEO on each anniversary of the grant date, subject to the NEO’s continuing service with us through each such date.
(23)    These PSUs were granted under the 2009 Plan on November 30, 2020, and vesting is predicated on multiple factors, including a free cash flow metric.
(24)    These RSUs were granted under the 2009 Plan on August 31, 2021, and 33% of the RSUs will vest and be delivered to the NEO on each anniversary of the grant date, subject to the NEO’s continuing service with us through each such date.
(25)    These PSUs were granted under the 2009 Plan on August 31, 2021, and vesting is predicated on multiple factors, including a EBITDA target and a relative TSR metric.

OPTION EXERCISES AND STOCK VESTED
The following table provides information for the NEOs regarding (i) any stock options exercised during 2021, including the total number of shares acquired upon exercise and the aggregate value realized before payment of any applicable withholding tax and broker commissions, and (ii) any RSUs vested during 2021.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)(1)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(2)
Randy Hendricks	—	—	—	—
George Pernsteiner	—	—	21,252	86,376
Christopher Spohn	—	—	80,470	225,344
Andrew Clark	—	—	326,389	1,357,297
Kevin Royal	—	—	49,355	190,721
John Semel	—	—	22,407	95,230
Diane Thompson	—	—	38,584	143,440
Marc Brown	—	—	23,324	99,127
Matthew Hillman	—	—	1,927	2,640
Matt Mitchell	—	—	12,072	51,306
(1)    The value realized for a stock option exercise is determined by multiplying (i) the number of shares acquired upon exercise by (ii) the difference between the market price of the shares at exercise and the exercise price of the stock option.
(2)    The value realized upon vesting of RSUs is determined by multiplying (i) the number of shares vested by (ii) the market price of the shares at vesting.

EMPLOYMENT AGREEMENTS
The following table and accompanying footnotes summarize the material terms contained in the employment agreement we entered into with Mr. Clark in March 2015 and the employment agreement we entered into with Mr. Spohn in April 2020. Once the employment agreement for Mr. Spohn expires in April 2022, we will not have employment agreements. We do not have any employment agreements with any of our other NEO's, who are instead a participant in, and may receive severance benefits pursuant to, the Amended and Restated Executive Severance Plan and any Severance Agreement executed thereunder, as described under “Potential Payments upon Termination and Change of Control” below. Pursuant to the terms of their employment, each of our NEOs is entitled to participate in health, insurance, retirement and other benefits that are provided to our senior executives.

Name	Position	Effective Date of Agreement	Initial Term of Agreement (1)	Base Salary ($)(2)	Annual Target Bonus, as Percentage of Salary (3)	Potential Payments upon Termination or Change of Control
Christopher Spohn	Executive Vice President of Operations	April 30, 2020	2 years	525,000	115%	(4)
Andrew Clark	Former President and Chief Executive Officer	March 9, 2015	3 years	725,000	100%	(4)
(1)    The term of the employment agreement for Mr. Spohn will not be extended upon the end of the initial term. As previously discussed, Mr. Clark separated from the Company effective March 31, 2021.
(2)    This column shows the initial annual base salary set forth in the related employment agreement, which salary may be periodically reviewed and increased by the Board in its discretion, or decreased with such executive’s written consent.
(3)    The employment agreement for Mr. Clark provided that he would have been eligible for an annual discretionary incentive bonus based on the attainment of certain performance criteria. The employment agreement provided for a target bonus amount as a percentage of annual salary, which target percentage is reflected in this column. The actual bonus paid may have been more or less than the target amount, as determined by the Board or the Compensation Committee. Upon his separation from the Company, Mr. Clark was eligible to receive his annual cash bonus for the prior fiscal year to the extent such bonus had not yet been paid. In addition, upon his separation from the Company, Mr. Clark was eligible to be paid a pro-rata portion of his annual cash bonus for the fiscal year of termination based on the percentage of time he was employed in fiscal year 2021.
(4)    For information regarding severance and other payments that Messrs. Spohn and Clark would have received, under their employment agreement in the event of a termination of employment and/or a change of control, see “Potential Payments upon Termination and Change of Control” below.

POTENTIAL PAYMENTS UPON TERMINATION AND CHANGE OF CONTROL
The table below provides estimates for compensation payable to the NEOs in hypothetical termination of employment and change of control scenarios under our compensatory arrangements with such executives, other than nondiscriminatory arrangements generally available to salaried employees. The table below does not include Mr. Pernsteiner or Ms. Thompson, as these individuals are no longer an employee by the company and a triggering event did not occur.
The amounts shown in the table below are estimates and assume the hypothetical termination, resignation, death, disability or change of control, as applicable, occurred on December 31, 2021, applying the provisions of the agreements that are in effect as of the date of this report. If any such executive resigns without “Good Reason” or is terminated by us for “Cause” (each as defined below), such executive will be entitled only to any accrued and unpaid salary and vested benefits and no severance benefits. Due to the number of factors and assumptions that can affect the nature and amount of any benefits provided upon the events discussed below, any amounts paid or distributed upon an actual event may differ.
For purposes of the hypothetical payment estimates shown in the below table, some of the important assumptions that were made are as follows: (i) the NEO’s base salary as in effect as of December 31, 2021; (ii) severance benefits as provided under the NEO’s employment agreement or the Amended and Restated Executive Severance Plan and related Severance Agreement; (iii) value for payment of health insurance continuation, including dental, at an assumed value of $3,500 per month; (iv) no discretionary acceleration of vesting of RSUs held by the NEO in the event of a “Change of Control” (as defined below) and (v) a price per share of our common stock of $1.27, based on the closing price of our common stock as reported by Nasdaq on December 31, 2021.

Name	Change of Control (1)		Termination of Employee Without Cause, or Resignation by Employee for Good Reason (2)(3)		Termination of Employee without Cause, or Resignation by Employee for Good Reason, within 24 Months of Change of Control (1)(2)(3)		Termination of Employee for Death		Termination of Employee for Disability (4)
Randy Hendricks
Cash Severance Payment	$—		$550,000	(6)	$550,000	(8)	$—		$—
Non-Equity Incentive Plan Compensation	$—		$632,500	(6)	$632,500	(8)	$—		$—
Continuation of Health Insurance Benefits	$—		$84,000	(6)	$84,000	(8)	$—		$—
Acceleration of Vesting of Stock Awards	$—		$243,053	(6)	$2,189,655	(8)	$—		$—
Total	$—		$1,509,553		$3,456,155		$—		$—
Christopher Spohn
Cash Severance Payment	$—		$1,693,125	(7)	$1,693,125	(9)	$262,500	(10)	$262,500	(10)
Non-Equity Incentive Plan Compensation	$—		$603,750	(7)	$603,750	(9)	$—	(10)	$—	(10)
Continuation of Health Insurance Benefits	$—		$63,000	(7)	$63,000	(9)	$21,000	(10)	$21,000	(10)
Acceleration of Vesting of Stock Awards	$—	(5)	$136,416	(7)	$843,864	(9)	$136,416	(10)	$136,416	(10)
Total	$—		$2,496,291		$3,203,739		$419,916		$419,916
Andrew Clark
Cash Severance Payment	$—		$3,106,480	(11)	$—		$—		$—
Continuation of Health Insurance Benefits	$—		$102,834	(11)	$—		$—		$—
Acceleration of Vesting of Stock Options	$—		$471,744	(11)	$—		$—		$—
Total	$—		$3,681,058		$—		$—		$—
Kevin Royal
Cash Severance Payment	$—		$395,000	(6)	$395,000	(8)	$—		$—
Non-Equity Incentive Plan Compensation	$—		$217,250	(6)	$217,250	(8)	$—		$—
Continuation of Health Insurance Benefits	$—		$21,000	(6)	$21,000	(8)	$—		$—
Acceleration of Vesting of Stock Awards	$—	(5)	$88,504	(6)	$517,610	(8)	$—		$—
Total	$—		$721,754		$1,150,860		$—		$—
John Semel
Cash Severance Payment	$—		$500,000	(6)	$500,000	(8)	$—		$—
Non-Equity Incentive Plan Compensation	$—		$375,000	(6)	$375,000	(8)	$—		$—
Continuation of Health Insurance Benefits	$—		$21,000	(6)	$21,000	(8)	$—		$—
Acceleration of Vesting of Stock Awards	$—	(5)	$43,166	(6)	$287,604	(8)	$—		$—
Total	$—		$939,166		$1,183,604		$—		$—
Matthew Hillman
Cash Severance Payment	$—		$350,000	(6)	$350,000	(8)	$—		$—
Non-Equity Incentive Plan Compensation	$—		$227,500	(6)	$227,500	(8)	$—		$—
Continuation of Health Insurance Benefits	$—		$21,000	(6)	$21,000	(8)	$—		$—
Acceleration of Vesting of Stock Awards	$—	(5)	$10,949	(6)	$85,437	(8)	$—		$—
Total	$—		$609,449		$683,937		$—		$—
Marc Brown
Cash Severance Payment	$—		$325,000	(12)	$—		$—		$—
Continuation of Health Insurance Benefits	$—		$51,243	(12)	$—		$—		$—
Total	$—		$376,243		$—		$—		$—
Matt Mitchell
Cash Severance Payment	$—		$144,000	(6)	$144,000	(8)	$—		$—
Non-Equity Incentive Plan Compensation	$—		$57,600	(6)	$57,600	(8)	$—		$—
Continuation of Health Insurance Benefits	$—		$21,000	(6)	$21,000	(8)	$—		$—
Acceleration of Vesting of Stock Awards	$—	(5)	$24,172	(6)	$148,951	(8)	$—		$—
Total	$—		$246,772		$371,551		$—		$—
(1)    “Change of Control” generally means any of the following events: (i) the acquisition by an individual, entity or group (other than us or any of our employee benefit plans) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of securities representing more than 50% of the voting securities of the company entitled to vote generally in the election of directors, determined on a fully-diluted basis (unless a majority of the holders of company voting securities immediately prior to such acquisition retain directly or through ownership of one or more holding companies, immediately following such acquisition, a majority of the voting securities entitled to vote generally in the election of directors of the successor entity); (ii) the sale, transfer or other disposition of 50% or more of our assets to one or more unaffiliated individual(s), entities or groups; or (iii) when a majority of the members of the Board are not “company directors,” which term means: (a) individuals who, as of a specified date, were directors of the company; (b) individuals elected as directors of the company after such date for whose election proxies were solicited by the Board, or (c) individuals appointed to the Board after such date to fill vacancies caused by death or resignation (but not by removal) or to fill newly created directorships. A transaction does not constitute a Change of Control if its sole purpose is to change the state of the company’s incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held the company’s securities immediately before such transaction.
(2)    For Mr. Spohn, “Cause” generally means the occurrence of one or more of the following: (i) conviction of, or a plea of guilty or nolo contendere to, a felony or other crime (except for misdemeanors which are not materially injurious to our business or reputation or the business or reputation of our affiliates); (ii) willful refusal to perform in any material respect such executive’s duties and responsibilities for us or our affiliates or failure to comply in any material respect with the terms of such executive’s agreements with us and our policies and procedures if such refusal or failure causes or reasonably expects to cause injury to us or our affiliates; (iii) fraud or other illegal conduct in such executive’s performance of duties for us or our affiliates; or (iv) any conduct by such executive which is materially injurious to us, our affiliates, our business reputation or the business reputation of our affiliates. For Mr. Royal, “Cause” has the same meaning except that subsection (ii) does not require that the willful refusal to perform cause or be reasonably expected to cause injury to us or our affiliates in order to find “Cause.”
(3)    For Mr. Spohn, “Good Reason” generally means any of the following events: (a) a material diminution in his annual base salary; (b) a material diminution in his authorities, duties, responsibilities or reporting structure; or (c) our material breach of his employment agreement. For Mr. Royal, “Good Reason” generally means any of the following events: (a) a material diminution in their annual base salary; (b) a material diminution in his authorities, duties, responsibilities or reporting structure; (c) notification of a material change in his geographic work location; or (d) our material breach of his Severance Agreement.
(4)    For Mr. Spohn, “Disability” generally means he is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months.
(5)    The Compensation Committee has discretion as to whether to approve the acceleration of the RSUs and PSUs that would accelerate based on a Change of Control.
(6)    If the NEO’s employment is terminated by us without Cause or by employee for Good Reason (and other than for death or Disability), then the NEO will receive, pursuant to the Amended and Restated Executive Severance Plan and the Severance Agreement executed by the NEO thereunder, (i) cash payments equal in the aggregate to one times his annual base salary, payable in equal bi-weekly installments over the 12-month period following termination date; (ii) medical, dental and life insurance premiums for up to 12 months following termination, provided that such benefit will terminate immediately if he is offered comparable coverage in connection with new employment, paid by the company at the same cost as if the NEO continued as an active employee of the company; and (iii) a lump sum cash payment equal to the pro-rata portion of his annual cash bonus for the fiscal year of termination based on the percentage of time he was employed in such fiscal year, payable at the same time the company pays annual cash bonuses to other members of senior management.
(7)    If Mr. Spohn’s employment is terminated by us without Cause or by Mr. Spohn for Good Reason (and other than for death or Disability), then Mr. Spohn will receive, pursuant to his employment agreement, (i) continued payment of base salary for a period of 18 months; (ii) if his termination occurs following the end of our fiscal year but before the date annual bonuses are paid for that year, payment of his annual bonus for the prior fiscal year based on actual achievement of the relevant performance objectives; and (iii) reimbursement by the Company for up to 18 months of that portion of the premiums the Company previously paid for health insurance coverage for him and his eligible dependents of his COBRA premiums to continue such health insurance coverage, or a taxable lump sum payment for the equivalent period in the event payment of such subsidy for COBRA premiums would violate applicable law. Mr. Spohn’s receipt of such severance benefits is conditioned upon him providing us with a release of claims against us, our affiliates and related parties, and his compliance with certain non-disparagement, non-solicitation and confidentiality requirements set forth in his employment agreement.
(8)    If the NEO’s employment is terminated by us without Cause or by the NEO for Good Reason within 24 months after a Change of Control (and other than for death or Disability), then pursuant to the Amended and Restated Executive Severance Plan and the Severance Agreement executed by the NEO thereunder, in addition to the severance benefits described above, the NEO will receive full vesting acceleration of all outstanding time-based equity awards as of their termination date.
(9)    If Mr. Spohn’s employment is terminated by us without Cause or by Mr. Spohn for Good Reason within 24 months after a Change of Control (and other than for death or Disability), then pursuant to his employment agreement Mr. Spohn will receive the severance benefits described above, except that he will receive full vesting acceleration of all outstanding time-based equity awards as of his termination date.
(10)    If Mr. Spohn’s employment is terminated due to his death or Disability, then pursuant to his employment agreement (i) his outstanding time-based equity awards will vest as if his termination date had occurred one year later; (ii) he or his dependents, as applicable, will be entitled to receive his Accrued Pay (as defined in his employment agreement); (iii) he or his estate, as applicable, will receive six monthly installments of his base salary; and (iv) he or his dependents, as applicable, will receive company-paid medical benefits for a period of six months following the date of his termination. No amount is included for Mr. Spohn’s PSUs because they remain subject to performance requirements even after the triggering event occurs.
(11)    Mr. Clark’s employment was terminated by us without Cause effective March 31, 2021, and he provided us with a release of claims against the company. Mr. Clark therefore received, pursuant to his employment agreement, (i) cash payments equal in the aggregate to two times the sum of his annual base salary and annual target bonus, payable in equal bi-weekly installments over the 24-month period following his termination date; (ii) reimbursement of premium payments for continuation coverage under a company-sponsored group medical plan for up to 24 months following termination, provided that such benefit will terminate immediately if he was offered comparable coverage in connection with his employment by another employer; and (iii) accelerated vesting of outstanding time-based equity awards as if his service had terminated one year later. No PSUs are included, as they terminated upon Mr. Clark's termination date. There was no non-equity incentive compensation paid out for 2021.
(12)    Mr. Brown’s employment was terminated by us without Cause effective June 25, 2021, and he provided us with a release of claims against the company. Mr. Brown therefore received, pursuant to the Amended and Restated Executive Severance Plan and the Severance Agreement, (i) cash payments equal in the aggregate to one year of his annual base salary, payable in equal bi-weekly installments over the 12-month period following his termination date; and (ii) continuation coverage under a company-sponsored group medical plan for up to 12 months following termination. There was no non-equity incentive compensation paid out for 2021.

NONQUALIFIED DEFERRED COMPENSATION
The following table shows certain information for 2021 for the NEOs under the Zovio Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan was eliminated effective December 31, 2021, and any related distributions will occur for participants in January 2023.

	Non-Qualified Deferred Compensation (1)
Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
Diane Thompson	32,947	—	90,872	—	691,227
Marc Brown	14,700	—	44,591	430,670	—
(1)    There are no non-qualified deferred compensation earnings reflected in the Summary Compensation Table above because no NEO received above-market or preferential earnings on such compensation.

CEO PAY RATIO
The Compensation Committee monitors the relationship between the pay our executive officers receive and the pay that all other employees receive. The Compensation Committee believes executive pay must be equitable to motivate our employees and to create stockholder value. The Compensation Committee reviewed a comparison of CEO pay, to the pay of all other employees as of December 31, 2021.
Our CEO to median employee pay ratio is calculated in compliance with Item 402(u) of Regulation S-K, as promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act. Using this methodology, our CEO's compensation in 2021 was approximately 40 times the pay of our median employee.
As allowed by Item 402(u) of Regulation S-K, for fiscal year 2021, we used the fiscal year 2020 calculations and did not recalculate the median employee. As a result, our median employee for fiscal year 2021 did not change from fiscal year 2020. Outlined below is the process we applied for identifying the median employee for fiscal year 2020:
•We identified the median employee using our workforce population (excluding our former CEO) as of December 31, 2020, which included 1,522 full-time, temporary or seasonal employed on that date;
•We consistently applied the 2020 W-2 earnings as a compensation measure for the median employee;
•We did not make any assumptions, adjustments, or estimates with respect to total cash compensation;
•We annualized the compensation for any full-time employees that were not employed by us for all of 2021 or who were on leave of absence during 2021.
•We did not annualize pay for those employees who worked less than full-time;

•We believe the use of total W-2 compensation for all employees is the most accurate and consistently applied compensation measure.
After identifying the median employee based on total W-2 compensation, we calculated annual total compensation for such employee for 2021 using the same methodology we use for our named executive officers as set forth in the 2021 Summary Compensation Table above. This calculation is illustrated in the table below:

	CEO	Median Employee
Total	$2,850,929	$70,489

COMPENSATION DISCUSSION AND ANALYSIS
This section explains how the Compensation Committee (“Compensation Committee”) of the Board of Directors oversees our executive compensation programs and discusses the compensation earned by Zovio’s named executive officers (“NEOs”), as presented in the tables under “Executive Compensation.”
Zovio is going through one of the most significant transformations in our company history. This Compensation Discussion & Analysis contains a retrospective review of our compensation practices up through December 31, 2021 under our previous business model and prospectively comments on highlights of our compensation plans for 2022 as we move forward.In April 2019, we changed our name to Zovio Inc as part of our strategy to transform from providing postsecondary education through one institution to being an education technology services provider to many university partners. In 2019, we also acquired Fullstack Academy, Inc., an immersive coding boot camp, and TutorMe.com, Inc., a provider of instant online tutoring services.
In December 2020, the Company finalized a definitive Asset Purchase and Sale Agreement with the Arizona Board of Regents on behalf of the University of Arizona and the University of Arizona Global Campus (“Global Campus”), a newly formed Arizona nonprofit corporation. Global Campus now owns and operates Ashford University in affiliation with the University of Arizona, focusing on expanding access to education for non-traditional adult learners. Zovio will provide services to Global Campus under a long-term Strategic Services Agreement.
In March 2021, the Company commenced a search for a new Chief Executive Officer (“CEO”) to lead its continuing transition in becoming an education technology services company. From March 2021 to December 2021, the Company was led by the Office of the CEO, comprised of George Pernsteiner, Chairman of the Board and Christopher Spohn, Executive Vice President of Operations, with Diane Thompson, Executive Vice President in an advisory capacity. Under the guidance of the Board, the Office of the CEO helped advance the Company’s strategic plan and ensure continued operations and provision of quality services. In December 2021, the Company hired its current CEO, Randy Hendricks.

COMPENSATION PROGRAM HIGHLIGHTS
The Compensation Committee is dedicated to maintaining a structured and balanced compensation program designed to attract, motivate and retain highly skilled and talented executives to redefine the education services industry and drive Company performance. Our compensation programs’ continued evolution is a testament to the Compensation Committee’s determination to align with market best practices, shareholders’ interests, and our business model’s ongoing transformation.

The chart below outlines key features of our executive compensation program:

Compensation Program Highlights
Incentive Plans	Our incentive plans are split between short-term incentives (“STI”) and long-term incentives (“LTI”) to balance short-term and long-term value creation.
Equity Awards
We offer our executive officers a combination of performance stock units (“PSUs”) and time-based restricted stock units (“RSUs”) to align our executives’ interests with those of shareholders and reward the attainment of specific performance objectives.

Vesting Periods	All performance-based equity vests on the third anniversary of the grant date. This vesting period was selected to align with the achievement of specific performance-based metrics. Our time-based equity awards vest annually in one-third increments over three years.
Performance Measures	For executive officers, at least 60% of their LTI awards are performance-based and tied to performance metrics that support our strategic objectives that we believe will drive shareholder value over the long-term.
Stock Ownership Guidelines	We require our CEO, Executive Vice Presidents and Senior Vice Presidents to maintain minimum stock ownership levels (6x, 3x and 2x of base salary, respectively). These requirements reinforce our belief in the importance of aligning our executives’ interests with the interests of our shareholders.
Market-based Compensation	We regularly perform market-based compensation analysis to ensure that our executive officers’ total compensation packages remain competitive.
Peer Group	We leverage a peer group that reflects the size, scope, and complexity of our transforming business to stay informed of market trends and understand how our compensation programs and practices compare to similar companies.
Recoupment Policy	We have adopted a recoupment policy (clawback policy) that covers all performance-based compensation.

COMPENSATION FRAMEWORK
Compensation Philosophy and Design Principles
Our executive compensation programs support our philosophy of attracting, motivating, and retaining talented executives required to redefine a fragmented, highly competitive and continuously evolving education industry while delivering strong results and long-term shareholder value. We aim to provide externally competitive and internally equitable compensation programs that support our transformation and align with our pay-for-performance philosophy. Our compensation program is anchored in four design principles:
◦Attract, motivate, and retain executive talent required to redefine and create industry-leading products and services;
◦Directly align the financial interests of our executives with those of our shareholders by providing a significant portion of total compensation in the form of performance-based equity awards;
◦Establish a clear link between compensation outcomes and the achievement of our financial and operational objectives; and
◦Ensure fairness among our executives by recognizing each individual’s contributions, prior experience, and unique skills and abilities.
Key Program Design Components
Our balanced and structured compensation programs reflect the Compensation Committee’s belief that robust corporate governance is imperative for prudent compensation decision-making. Below are key elements of our compensation programs. We also identify certain pay practices that are not followed because we believe they do not serve our shareholders’ long-term interests.

WHAT WE DO	WHAT WE DON’T DO
✓ Adhere to a disciplined pay-for-performance philosophy that informs our compensation design and target pay levels
✓ Maintain an independent Compensation Committee that has oversight of executive pay design
✓ Utilize an independent compensation consultant who is hired by and reports directly to the Compensation Committee
✓ Require minimum levels of stock ownership for our executives and directors
✓ Maintain a formal clawback policy applicable to all performance-based compensation that covers both financial restatements and certain detrimental conduct
✓ Deploy a multi-year vesting approach on equity
✓ Conduct an annual compensation risk assessment
✓ Utilize a rigorous target-setting process for our incentive plan metrics
✓ Impose limits on maximum incentive payouts

✗ No guaranteed salary increases
✗ No credit for unvested performance shares or vested stock options when determining compliance with stock ownership guidelines
✗ No hedging or pledging of Zovio stock
✗ No repricing underwater stock options
✗ No excessive perquisites for senior leaders; all perquisites require specific business rationale
✗ No perquisite-related tax gross-ups for executive officers (except for company-wide benefits such as relocation)
✗ No special retirement plans exclusively for executive officers
✗ No excise tax gross-ups related to change of control

Our strong governance practices extend beyond our executive compensation programs to compensation plans for all employees. For our company-wide compensation and human capital management practices, we focus on building an inclusive culture and advancing fair pay. Annually, we assess the gap in average pay between employees of different genders in the same or similar roles after accounting for legitimate business factors that can explain differences, such as performance, time in position, and tenure. Finally, we perform an annual review of our compensation programs to assess whether the programs’ provisions and operations create undesired or unintentional material risk.
Overview of Compensation Elements
The material components of our executive compensation program are base salary, short-term cash incentives, and long-term equity incentives. We believe that a combination of pay elements competitive with the market, emphasizing incentive-driven pay coupled with goals appropriately aligned with the business strategy, provides strong incentives to our NEOs to take actions that result in positive outcomes for our Company and shareholders.

Pay Element	Purpose	Performance Period	Performance Metric
Base Salary	Market competitive fixed compensation reflecting executive’s scope of responsibility	Annual	—
Short-Term Cash Incentive	Cash-based incentive compensation to reward achievement of Zovio’s short-term financial and operational objectives	One-Year Period	◦Revenue ◦Net Income ◦EBITDA ◦Operational Goals
Restricted Stock Units	Facilitates stock ownership, executive retention, and shareholder alignment	Three-Year Period with Annual Vesting	◦Value of RSUs is tied to our stock price
Performance Stock Units	Reward long-term profitability, long-term performance, and alignment with shareholders	Three-Year Performance Period	◦EBITDA ◦rTSR (relative total shareholder return)

CEO and NEO Pay Mix
In 2021, the majority of our executive compensation consisted of variable, at-risk compensation for the NEOs. As illustrated below, 58% of NEO compensation was at-risk pay, and 29% of the NEO’s overall compensation was delivered in equity with multi-year vesting. The CEO pay opportunity reflects the overall compensation for our new CEO. As described under the 2021 Long-Term Incentive (LTI) Plan, the Compensation Committee, the equity value for 2021 was granted using a higher stock price than the stock price on the date of grant to convert the award into shares. Equity value was converted using the 20-day trading average stock price prior to the date of grant which resulted in 16% reduction in the grant value.

2021 CEO Pay Opportunity (1)(2)	2021 NEOs Pay Opportunity (1)(2)(3)
(1) Does not include Non-Qualified Deferred Compensation Earnings or All Other Compensation as reported in the 2021 Summary Compensation Table.
(2) Calculation reflects the accounting value of the equity awards. See details on 2021 equity awards under Long-Term Incentives.
(3) The average across the NEOs excluding the CEO.

Total Realized Compensation
When evaluating our executive compensation program, the Compensation Committee compares NEO target total compensation for a year with realizable pay, as illustrated by the Total Realized Compensation figures below.

CEO			Other NEOs (Average)
Target	___________________	100%	Target	___________________	100%

For 2021, our CEO realized total compensation equal to 9% of his 2021 target compensation level, while total realized compensation for our NEOs ranged from 47% to 58%. This is driven by the zero dollar bonus payout for 2021 performance and the realized value from LTI vestings in 2021. This outcome demonstrates our ongoing commitment to compensating our leadership based on the Company’s performance and placing a significant portion of executive compensation “at risk.”

2021 Pay Opportunity Comparison to Total Realized Compensation
Named Executive Officer	2021 Pay Opportunity	2021 Total Realized Compensation		% of Pay Opportunity Realized
Randy Hendricks	$3,699,741	$331,731	ò	9%
Christopher Spohn	$1,878,590	$883,236	ò	47%
Kevin Royal	$1,003,126	$585,721	ò	58%
John Semel	$1,097,663	$595,230	ò	54%
Matthew Hillman	$706,163	$352,640	ò	50%
Matt Mitchell	$612,283	$345,506	ò	56%

Pay Opportunity is calculated as follows:

Base Salary	+	Target Bonus Opportunity	+	Grant date fair value of equity awards

Total Realized Compensation is calculated as follows:

Base Salary	+	Actual Bonus Earned	+	Value realized from shares vested during the year

Our executive compensation philosophy and practices reflect our strong commitment to pay for performance—both short-term and long-term. We design our executive compensation program to attract and retain top management talent, reward financial and operational performance and recognize effective strategic leadership, key elements of driving shareholder value and sustainable growth. Zovio’s Chief Executive Officer’s compensation is anchored in our compensation philosophy and design principles, providing a well-balanced total rewards package that encourages decisions and behaviors that aligns executives’ interests with shareholders’ interests.
Inputs into Compensation Decisions
For 2021, the Compensation Committee received input from several sources and reference points to guide its design of the Company’s executive compensation programs and individual pay decisions. The Compensation Committee views this multi-perspective approach critical as it evaluates peer companies’ practices, investor viewpoints, changes in external market practices and input into each executive’s evolving role and performance.
The Compensation Committee regularly reviews input and data provided by its independent compensation consultant, our shareholders, external market practice surveys, and individual performance to make informed compensation decisions. Also, the Compensation Committee reviews tally sheets that provide a comprehensive look at total compensation for each NEO. The chart below further describes the process:

Independent Compensation Consultant / Market Data	Shareholder Say-on- Pay	Peer Group	Management
–Evaluates comparative market data against peer group and survey data
–Advises the Compensation Committee on compensation plan design, targets and pay mix
–Provides the Compensation Committee with research on trends and best practices
–Engage with shareholders to understand their viewpoints and focus –Results of the advisory Say-on-Pay vote
–Our peer group is reviewed annually and comprised of companies that are of similar revenue, market capitalization, and complexity where we may recruit talent
–Provides a reference point to inform executive compensation decisions

–CEO provides input regarding the various roles and responsibilities of his direct reports and their overall performance
–CEO provides recommendations to the Compensation Committee for the compensation of his direct reports and the rationale for those decisions

Independent Compensation Consultant
For 2021, the independent compensation consultants for the Committee were Pay Governance. The compensation consultant reports directly to the Compensation Committee and interacts with Zovio management when necessary and appropriate. For all regularly scheduled Compensation Committee meetings, a representative from Pay Governance attended at the invitation of the Compensation Committee.
In accordance with the Compensation Committee’s Charter, the Compensation Committee has the sole authority to retain and terminate any compensation consultant to be used to assist it in the evaluation of CEO, executive officer, and non-employee director compensation. Compensation consultants provide services to the Compensation Committee as an independent consultant and do not have any other consulting engagements or provide any other services to Zovio. The independence of the compensation consultants has been assessed according to factors stipulated by the SEC. The Compensation Committee concluded that no conflict of interest exists that would prevent them from independently advising the Compensation Committee.
While the Compensation Committee considers its compensation consultant’s recommendations in making decisions regarding executive compensation, the Compensation Committee is not obligated to follow its compensation consultant’s advice. It may instead determine to pay amounts and/or forms of compensation other than as recommended by its compensation consultant. The Compensation Committee intends to review its relationship with its compensation consultant periodically.
Peer Group
The Compensation Committee reviews our peer group and comparative market data annually to help determine our NEOs and other executive officers’ compensation. These references help determine base salary ranges, short-term incentive and long-term incentive awards, and the overall competitiveness of the total compensation package.
In collaboration with its independent compensation consultant, the Compensation Committee uses the framework below to select a broad group of potential peers. This framework yields multiple perspectives that enrich our understanding of competitive pay practices while also ensuring that our peer group is comprised of companies with whom we may compete for talent, whose revenues and market capitalization and business focus are similar to our own. We believe it is vital to maintain peer-group stability, limiting changes only when warranted and improving market comparability or better aligning with selection criteria.

Industry	Strategic Focus	Talent	Size / Growth	Customers
Operates in a similar education or technology sector	Similar interests in education or technology	Compete for executive talent and experience	Similar revenue and market capitalization	Similar types of customers and/or product offerings

The peer group that was used to inform our 2021 pay decisions was:

Benefitfocus, Inc.	K12 Inc.	Synacor, Inc.
Ebix, Inc.	Perdoceo Education Corporation	Syncronoss Technologies, Inc.
GreenSky, Inc.	QAD Inc.	Telenav, Inc.
Houghton Mifflin Harcourt Comp	RealNetworks, Inc.	2U, Inc.
i3 Verticals, Inc.	Rimini Street, Inc.	Universal Technical Institute, Inc.

In August 2021 and November 2021, Pay Governance reviewed market data from the peer group and data from national compensation surveys, providing a written report summarizing its findings to the Compensation Committee regarding executive and board compensation considerations for the Company’s transition to an education technology services company. This data was not used to make any pay changes to base salary, annual incentive targets or long-term incentive targets in 2021, but may be used going forward as we transition to an education technology services company.
In late 2021, the Compensation Committee worked with Pay Governance to modify the peer group to account for mergers and acquisitions or other significant changes in the companies and that better reflected the company’s business model, revenues, market capitalization, revenue growth and EBITDA margins. This peer group, which was used for 2022 compensation decisions, consists of the following companies:

ALJ Regional Holdings, Inc.	Kaspien Holdings Inc.	RealNetworks, Inc.
Aspen Group, Inc.	Limelight Networks, Inc.	Rimini Street, Inc.
Benefitfocus, Inc.	Lincoln Educational Services Corp.	Stride, Inc.
Ebix, Inc.	Net Element, Inc.	Synchronoss Technologies, Inc.
GreenSky, Inc.	Perdoceo Education Corporation	2U, Inc.
Houghton Mifflin Harcourt Comp	QAD Inc.	Universal Technical Institute, Inc.
i3 Verticals, Inc.

PLAN DESIGN AND AWARD DECISIONS
2021 Base Salaries
On an annual basis, the Compensation Committee, in consultation with its independent compensation consultant, reviews the market data and current base salaries for our executive officers, considering adjustments where deemed appropriate. Salary increases, if any, must receive advance approval from the Compensation Committee.
The table below presents the base salaries for 2020 and 2021:

Named Executive Officer	Position	2020 Base Salary	2021 Base Salary	% Change 2021 vs. 2020
Randy Hendricks	CEO	N/A	$550,000	N/A
George Pernsteiner	Chairman of the Board and Office of the CEO	N/A	N/A	N/A
Christopher Spohn	EVP, Operations and Office of the CEO	$525,000	$525,000	—%
Andrew Clark	Former President and CEO	$777,000	$777,000	—%
Kevin Royal	EVP, Chief Financial Officer	$395,000	$395,000	—%
John Semel	EVP, Chief Strategy Officer	$500,000	$500,000	—%
Diane Thompson	Former EVP, General Counsel	$422,300	$422,300	—%
Marc Brown	Former Chief Human Resource Officer	$312,000	$325,000	4%
Matthew Hillman	SVP, University Partnerships	$350,000	$350,000	—%
Matt Mitchell	SVP, Secretary and General Counsel	$288,000	$300,000	4%

2021 Short-Term Incentive Plan
In May 2021, the Compensation Committee adopted the 2021 Short Term Incentive (“STI”) Plan in consultation with its independent compensation consultant. The 2021 STI Plan was designed to ensure alignment with our strategy and external market practices, and to maintain an appropriate balance of risk and reward to motivate, retain, and engage our executive officers. The evaluation included considerations of the following elements:
◦Align with creating near-term shareholder value and consistent use of metrics;
◦Balance financial targets with operational goals that are leading indicators of high performance;
◦Adopt practices used by top-performing companies in our peer group; and
◦Establish targets that demonstrate year-over-year improvement with over-performance resulting in additional payout opportunity.

Under the 2021 STI Plan, the payment of annual performance-based cash bonuses to our NEOs and other executive officers was based on the achievement of key financial and operational objectives:

For this purpose, Non-GAAP Net Income is defined as net income plus other income (expense), including interest, income tax benefit, depreciation, and amortization plus certain other expenses as more fully described below.

For the Revenue metric, a payout is earned between the target and maximum based on the attainment of performance goals. Similarly, reduced payouts are earned between the minimum threshold and target based on the achievement of performance goals.

For Non-GAAP Net Income metric, a payout is earned for every dollar in positive net income growth above threshold.

A threshold of positive EBITDA performance exists in order for the plan to fund any of the two metrics. In addition, Operational Goals in Student Net Promoter Score ("NPS"), Employee Engagement, New University Clients, and Client Satisfaction were included, requiring 2 of the 4 metrics to be met in order to fund the plan.

2021 Short-Term Incentive (STI) Plan Results

	Annual STI Payout Percentage
Named Executive Officers	Below Threshold	Threshold	Target	Maximum
	0%	50%	100%	200%

Award payouts were calculated using the following formula:

Base Salary for Year	x	Target Annual STI Percentage	x	Performance Attainment (0% - 200%)	=	Annual STI Payout

For 2021, based on our performance, the Compensation Committee approved a payout of 0.0% of target for the NEOs and other executive officers as follows:

Performance Targets (in millions)	Weighting	Threshold (50%)	Target (100%)	Maximum (200%)	Performance Attainment	Total Payout[1]
Revenue	10%	$247.5	$275.0	$302.5	$263.0	8.0%
Non-GAAP Net Income	90%	$(6.7)	$(5.6)	$(4.4)	$(15.7)	0.0%
EBITDA	Gateopener	n/a			$(9.7)	n/a
Operational Metrics	Gateopener	n/a			Met 3 of 4	n/a
Total						0.0%
(1) Revenue performance exceeded threshold and would have resulted in a payout of 8%, however EBITDA was negative which negates any funding that may have been earned on either metric.

Interpolation is used to determine the payout percentages that fall between threshold and target and between target and maximum.
The Operational Metrics for 2021 included average Student NPS, Employee Engagement, the number of New University Clients, and Client Satisfaction. The student NPS of 58.5 exceeded the goal of 51.8 and slightly exceeded the maximum performance target of 58.0, a strong indicator that the Company positively impacted students’ perception of their academic experience. The company added two new university clients in 2021, meeting goal and deployed a new client satisfaction survey in December, meeting the goal of developing and deploying a new survey.

Named Executive Officer	2021 Base Pay	2021 STI Target	Payout	Actual Payout
Randy Hendricks	$550,000	115%	—%	$—
George Pernsteiner	N/A	N/A		$—
Christopher Spohn	$525,000	115%		$—
Andrew Clark	$777,000	100%		$—
Kevin Royal	$395,000	55%		$—
John Semel [1]	$500,000	75%		$187,500
Diane Thompson	$422,300	50%		$—
Marc Brown	$325,000	55%		$—
Matthew Hillman	$350,000	65%		$—
Matt Mitchell	$300,000	50%		$—

(1)Mr. Semel received a guaranteed bonus payout as part of a contractual obligation

Any amount of performance-based cash bonus that each NEO earned is shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.
2021 Long-Term Incentive (LTI) Plan
Long-term incentives provide a critical link between long-term shareholder value and the financial rewards provided to our executive officers. In May 2021, the Compensation Committee approved the following mix of long-term incentive awards for our NEOs and other executive officers.
The Compensation Committee approved an award of RSUs and PSUs to our NEOs and other executive officers under the 2009 Stock Plan. The percentage of performance shares was 60% in 2021.

The RSUs vest annually over three years and align the executive officers’ interests with shareholders by emphasizing long-term value creation and retaining top talent through our transition to an education technology services provider.

At the end of the three years, the PSUs vest, based on EBITDA performance vs. a three-year cumulative goal. The number of shares vesting at the end of the performance can further be modified based upon the attainment of a rTSR (relative total shareholder return) performance against the Russell 200 index..

Given the volatility in our stock price during 2021, the Compensation Committee determined to use a premium stock price when converting target LTI values into a number of RSUs and PSUs granted. The premium value applied to the annual grant for executives and was 220% of the FMV of the stock on grant date.

The Compensation Committee believes that the combination of RSUs and PSUs in 2021, with the majority being performance shares, is consistent with best practices and the feedback we received during our shareholder outreach, aligning our executives and shareholders’ interests.

The Compensation Committee, in consultation with its independent compensation consultant, determined the 2021 aggregate amounts and terms of equity compensation awards for each NEO and executive officer. The Compensation Committee reviewed the equity programs, peer companies’ practices, and the outstanding equity information for each executive officer.
The 2021 approved equity awards for the NEOs are:

Named Executive Officer	PSUs 60%	RSUs 40%	Total 2021 LTI Award	Total 2020 LTI Award	% Change 2021 vs. 2020
Randy Hendricks	$1,518,000	$838,241	$2,356,241	$—	N/A
George Pernsteiner	$—	$185,000	$185,000	$85,000	118%
Christopher Spohn	$866,250	$627,500	$1,493,750	$1,643,750	(9)%
Kevin Royal	$474,000	$316,000	$790,000	$790,000	—%
John Semel	$270,000	$180,000	$450,000	$450,000	—%
Diane Thompson	$225,508	$200,339	$425,847	$375,847	13%
Marc Brown	$210,600	$140,400	$351,000	$336,960	4%
Matthew Hillman	$156,000	$104,000	$260,000	$65,000	300%
Matt Mitchell	$144,000	$96,000	$240,000	$167,272	43%

The number of shares underlying the RSUs and PSUs, as well as the vesting and other terms of the equity awards, are summarized under “Outstanding Equity Awards at Fiscal Year End.”
2021 Long-Term Incentive (LTI) Plan Results
PSUs granted in 2021 had a three-year performance period. For 2021, PSU awards are modified by a three-year Russell 2000 relative TSR metric to determine the total PSU payout at the time of vesting (no upward adjustment if Zovio outperforms the Russell 2000 relative TSR but absolute TSR is negative). This award will vest based on for the cumulative performance from 2021 through 2023.
Other Benefits and Perquisites
We operate in a highly competitive, complex and consolidating industry and offer certain benefits that we believe are critical to attract and retain talent. These benefits, which are generally offered to all eligible employees, include medical, dental and life insurance benefits, short-term disability pay, long-term disability insurance and flexible spending accounts for medical expense reimbursements. We also have a Senior Management Benefit Plan (the “Benefit Plan”) in which our NEOs and other executive officers are eligible to participate. The Benefit Plan is a fully insured plan and provides an annual benefit of up to $100,000 per participant (including the participant’s eligible dependents) for unreimbursed medical expenses during a calendar year that are not covered by our major medical plan. Additionally, the Benefit Plan provides worldwide medical assistance services, including locating the nearest medical facility, finding an attorney and making arrangements for emergency medical evacuation.
We also offer our employees, including our NEOs, a 401(k)-retirement savings plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan established in accordance with Section 401(a) of the Code. Employees may make contributions (pre-tax or after-tax) into the 401(k) Plan up to annual limits prescribed by the Internal Revenue Service. We also make matching contributions under the 401(k) Plan up to certain limits, including for our NEOs who participate in the 401(k) Plan.
Our NEOs and other executive officers were also eligible to participate in the Zovio Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), pursuant to which certain of our highly compensated employees were permitted to defer up to 80% of their annual base salary and up to 100% of their annual performance bonus and any performance-based compensation into such plan. We do not make any contributions to the Deferred Compensation Plan on behalf of any participant, including any NEO, other than to contribute the matching contributions we would have made to the 401(k) Plan on such participant’s behalf in the event the participant’s contributions to the 401(k) Plan are required to be reduced pursuant to applicable 401(k) Plan contribution limitations. To the extent our NEOs elected to participate in the Deferred Compensation Plan, they may have elected to receive distributions while they are still working for us or they may have elected to receive distributions (i) at termination of employment or retirement, (ii) in the event of disability, death or financial hardship, or (iii) in the event we undergo a change of control. Investment gains or losses credited to a participant’s account in the Deferred Compensation Plan are based on investment elections made by the participant from prescribed mutual fund investment options. Each participant in the Deferred Compensation Plan made his or her own individual investment elections and could change any such investment election at any time.

The Zovio Non-Qualified Deferred Compensation Plan was eliminated effective December 31, 2021 and distributions will occur for participants in January 2023.
Change of Control Arrangements
The Compensation Committee provides change of control benefits to our NEOs because it recognizes that, as is the case with many publicly held corporations, the possibility of a change of control exists and the uncertainty and questions that a potential change of control may raise could result in the departure or distraction of our executives to the detriment of the Company and our shareholders. The details of the potential payments and benefits to be received by our NEOs upon the consummation of a change of control are discussed under “Potential Payments upon Termination and Change of Control.”
Our current severance benefits in connection with a change in control are “double-trigger” benefits, that is they require both a change in control and termination of employment within a limited period of time after the change of control. The only exception is the immediate vesting of company matching contributions under our Deferred Compensation Plan.
The Compensation Committee believes change of control benefits are appropriate because (i) it helps retain key employees during change of control discussions, especially senior executive officers for whom long-term incentive plan awards represent a significant portion of their total compensation package, (ii) it is difficult to replicate underlying performance goals, where applicable to long-term incentive plan awards, after a change of control, and (iii) the possibility that the Company that made the original long-term incentive plan award will no longer exist after a change of control (and employees should not necessarily be required to have the fate of their outstanding long-term incentive plan awards tied to the new Company’s future success). Additionally, the “double trigger” treatment is appropriate because it prevents an unintended windfall to the executives in the event of a friendly change of control while still providing them with appropriate incentives to cooperate in negotiating any change of control in which they believe they may lose their employment.
The Deferred Compensation Plan provides that the matching contributions that we make to that Plan will fully vest upon the consummation of a change of control.
Our Executive Severance Plan and the related Severance Agreements provide Messrs. Hendricks, Royal and Semel with certain benefits and payments if the executives are terminated without cause or terminate employment for good reason. The Executive Severance Plan and the related Severance Agreements provide Messrs. Hendricks, Royal and Semel with some additional benefits if they incur a termination without cause or termination for good reason during the 24-month period following the consummation of a change of control. The benefits and payments that could be made to the executives under the Executive Severance Plan and the Severance Agreement are described under “Potential Payments upon Termination and Change of Control.”
The 2009 Plan also provides that, unless otherwise provided in an award agreement: (i) upon a change of control where outstanding awards are assumed or continued, no accelerated vesting shall occur; and (ii) upon a change of control where outstanding awards are not assumed or continued, all awards shall vest and become exercisable immediately before such change of control. In this regard, the MSUs that were granted to Messrs. Clark, Royal and Semel, and Ms. Thompson in March 2019 provide the treatment upon a change of control that if the price of one share as reflected in a corporate transaction equals or exceeds 200% of the base stock price, the Compensation Committee shall take all action necessary to provide for the immediate vesting of all of the MSUs subject to such award.
Mr. Clark’s employment agreement provided that upon a change of control, 50% of each of Mr. Clark’s unvested equity awards that vest based solely on the passage of time would have vested upon the change of control. In addition, the employment agreement provided that if Mr. Clark incurred a termination without cause or a termination for good reason during the 24 months following the consummation of a change of control, he would have been entitled to the additional severance benefits, including cash severance, discussed under “Potential Payments upon Termination and Change of Control.”

Termination of Employment
The Compensation Committee believes that reasonable severance benefits for our NEOs are necessary to attract and retain qualified executives and limit the ability of our competitors to hire away our best talent. These benefits are also important because it may be difficult for such executives to find comparable employment within a short period of time following certain qualifying terminations. For Mr. Spohn, severance benefits are set forth in his employment agreement; for Messrs. Hendricks, Royal and Semel these benefits are set forth in our Executive Severance Plan and the Severance Agreements executed by Messrs. Hendricks, Royal and Semel. The payments and benefits to be received by our NEOs in the event of a termination without cause, resignation for good reason, termination for death or termination for disability are discussed under “Potential Payments upon Termination and Change of Control.” Our NEOs may be eligible for additional severance benefits if there is a termination of employment or resignation for good reason within two years following the consummation of a change of control, as discussed under “Change of Control Arrangements” above.
On March 21, 2021, the Company and Mr. Clark entered into the Separation Agreement pursuant to which Mr. Clark would separate from service with the Company, resigning as Chief Executive Officer and all other offices of the Company, effective as of March 31, 2021. Mr. Clark’s separation from service with the Company is considered to be “without cause” as that term is defined in his employment agreement. Mr. Clark’s separation was not made in connection with a disagreement between Mr. Clark and the Company on any matter relating to the Company’s operations, policies or practices. Pursuant to the terms of his employment agreement, Mr. Clark is eligible to receive certain severance payments and benefits as described in his Employment Agreement, contingent upon his release of claims against the Company. In addition, the Separation Agreement provides that, in consideration of, among other things, Mr. Clark’s entry into certain restrictive covenants regarding non-competition and non-solicitation and agreement to provide support and cooperation with certain matters, Mr. Clark vested in certain equity awards based on the effective date of his separation and received an extension of the exercise period of his option awards from one year to three years and reimbursement of certain legal expenses in connection with the Separation Agreement.

COMPENSATION RISK MANAGEMENT, POLICIES, AND PRACTICES
Policy Regarding Deductibility of Compensation
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law, which significantly changed the executive compensation deduction rules in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).
Prior to the Act, Section 162(m) of the Code limited the amount of compensation the Company could deduct in any one year for federal income tax purposes to $1 million for compensation paid to certain officers, unless the compensation qualified as “performance-based compensation” for purposes of Section 162(m). The Act repeals the “performance-based compensation” exception and, as a result, starting with tax years beginning after December 31, 2017, compensation paid to any individual serving as a named executive officer at any time during the year in excess of $1 million will not be deductible unless it qualifies for the Act’s transition relief applicable to binding written agreements that were in effect on November 2, 2017 and not materially modified thereafter.
The Compensation Committee will continue to monitor the impact that the Act will have on the Company’s compensation programs and contracts. However, the Compensation Committee continues to believe that, in certain circumstances, factors other than tax deductibility take precedence when determining the forms and levels of executive compensation most appropriate and in the best interests of our Company and our stockholders. Given the difficult regulatory and legislative environment we face and the competitive market for outstanding executive talent, the Compensation Committee believes it is important to retain the flexibility to design compensation programs consistent with its overall executive compensation philosophy even if some executive compensation is not fully tax deductible to us. Accordingly, the Compensation Committee may from time to time deem it appropriate to approve elements of compensation for certain executive officers that are not fully tax deductible which might include the approval of amendments to agreements that were initially intended to qualify as “performance-based compensation” if the Compensation Committee determines such amendments are in the best interests of our Company and our stockholders.
Recoupment Policy
The Company has a Recoupment Policy that provides for the clawback or cancellation of performance-based compensation from any NEO or executive officer in the following two situations:
◦Misconduct
◦Financial Restatements Outside of Misconduct

The table outlines our policies:

	Misconduct	Financial Restatements Outside of Misconduct
WHO	◦NEOs and other executive officers	◦NEOs and other executive officers
WHEN
◦Intentional misconduct, gross negligence or failure to report intentional misconduct or gross negligence
◦Contributing factor in having to restate our financial statements
◦Fraud, bribery or any other illegal act
◦Restatement of any of our financial statements (excluding changes due to account principles) ◦Restated financial results would have resulted in a lesser amount of paid performance-based compensation
WHAT
◦Company may seek to recover incentive compensation
◦Cancel outstanding equity awards
◦Reimbursement of realized equity gains
◦Possible adjustment of future compensation
◦Disciplinary actions, up to and including termination

We believe the Recoupment Policy is appropriate given the types and amounts of performance-based compensation we pay our NEOs and other executive officers, and that our policy incentivizes them to only take those risks that they determine are calculated to reward our shareholders without material adverse risk to our Company.
Stock Ownership Guidelines
We maintain the following robust stock ownership guidelines for our executive officers, including the NEOs. These guidelines are designed to further link these executives’ interests with the interests of shareholders:

Chief Executive Officer	6x Annual Base Salary

Executive Vice Presidents	3x Annual Base Salary

Senior Vice Presidents	2x Annual Base Salary

Non-Employee Directors	3x Annual Cash Retainer

Within five years of becoming subject to the Stock Ownership Guidelines, our executives must achieve their requisite stock ownership level.
The applicable date of calculation is the date of grant of annual equity awards or the date of a contemplated sale by the executive or director, whichever is later. The covered executives and directors may not sell shares of our common stock unless they satisfy the applicable ownership guidelines following the sale.
The Company does not consider the value of vested stock options, or unvested MSUs or PSUs in determining whether the required level of equity ownership meets the guidelines. As of December 31, 2021, all NEOs exceeded our stock ownership guidelines except those within the five years of becoming subject to the guidelines.
Trading in Company Securities
We have a policy that prohibits directors, executive officers, and employees from:
◦Using financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds) that are designed to hedge or offset any decreases in the market value of our securities;
◦Holding our securities in margin accounts or pledging our securities as collateral for a loan; and
◦Executing short sales of our securities and derivative or speculative transactions in our securities.

Process for Granting Equity Awards
We do not grant any equity compensation, in anticipation of the release of material non-public information. Similarly, we do not time the release of material non-public information based on equity award grant dates. Any options granted to our NEOs and other executive officers are granted with an exercise price equal to or above the fair market value of the underlying stock on the date of grant.
Any equity awards approved by the Compensation Committee are granted as of the date of a quarterly meeting, unless a future effective date of grant is specifically authorized. Typically, equity awards are granted by the Compensation Committee pursuant to either a live or telephonic meeting. However, the Compensation Committee may also authorize the grant of equity awards pursuant to a unanimous written consent. If equity awards are authorized by unanimous written consent, the effective date of the grant is the date on which our Secretary has received all signatures to the unanimous written consent, unless a future effective date of grant is specifically authorized.
Tax and Accounting Considerations
While the Compensation Committee generally considered the financial accounting and tax implications of its executive compensation decisions, neither element was a material consideration in the compensation awarded to our NEOs and other executive officers during 2021.
Compensation Committee Interlocks and Insider Participation
During 2021, no executive officer of our company (i) served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (ii) served as a director of another entity, one of whose executive officers served on our Compensation Committee, or (iii) served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of our company.

COMPENSATION COMMITTEE REPORT
The Compensation Committee, which is composed solely of independent directors of the Board of Directors, assists the Board in fulfilling its responsibilities regarding compensation matters, and is responsible under its charter for determining the compensation of Zovio’s executive officers. The Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on this review and discussion, the Committee recommended to the Board of Directors that the section entitled “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K for the year ending December 31, 2021.

Compensation Committee:
Michael Cole
Kirsten Marriner
Victor Nichols (Chair)
George Pernsteiner

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP TABLE
The following table presents certain information with respect to the beneficial ownership of our common stock as of March 31, 2022 by (i) each person we know to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director and (iii) all executive officers and directors as a group. Information with respect to beneficial ownership is based on a review of our stock transfer records and on the Schedules 13D and 13G that have been filed with the SEC by or on behalf of the stockholders listed below. Except as indicated by the footnotes below, we believe, based on the information available to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Percentage of beneficial ownership is calculated based on 34,054,879 shares of common stock outstanding on March 31, 2022. We have determined beneficial ownership in accordance with SEC rules. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to stock options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2022. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except otherwise indicated in the footnotes below, the address of each beneficial owner listed in the table is Zovio Inc, 1811 E. Northrop Blvd, Chandler, AZ 85286.

	Number of Shares Held	Number of Shares Subject to Options Exercisable within 60 Days	Total Shares Beneficially Owned
Name of Beneficial Owner			Number	%
Principal Stockholders
Nantahala Capital Management, LLC (1)	2,980,767	—	2,980,767	8.8%
Royce & Associates (2)	2,397,476	—	2,397,476	7.0%
SevenSaoi Capital Partners, LLC (3)	2,069,761	—	2,069,761	6.1%
Heartland Advisors, Inc. (4)	1,804,102	—	1,804,102	5.3%
Directors and Executive Officers
Marc Brown	50,555	—	50,555	*
Teresa Carroll	61,260	—	61,260	*
Andrew Clark (5)	1,222,044	550,422	1,772,466	5.2%
Michael Cole (6)	25,856	—	25,856	*
Ryan Craig	35,300	27,804	63,104	*
Randy Hendricks	—	—	—	*
Matthew Hillman	5,810	—	5,810	*
Michael Horn	70,710	—	70,710	*
Ron Huberman	—	—	—	*
John Kiely	63,010	—	63,010	*
Kirsten Marriner	61,260	—	61,260	*
Matt Mitchell	26,772	3,719	30,491	*
Victor Nichols	71,801	28,034	99,835	*
George Pernsteiner	71,709	—	71,709	*
Kevin Royal	138,591	—	138,591	*
John Semel	39,206	—	39,206	*
Christopher Spohn	102,101	—	102,101	*
Diane Thompson	152,067	—	152,067	*
John Wilson	—	—	—	*
All Directors and Executive Officers as a Group (16 Persons)	830,524	126,368	956,892	2.8%
*    Less than one percent.
(1)    Based on the Schedule 13G, the address for Nantahala Capital Management, LLC is 130 Main St. 2nd Floor, New Canaan, CT 06840.
(2)     Based on the Schedule 13G, the address for Royce & Associates, LP. is 745 Fifth Avenue, New York, NY 10151.
(3)    Based on the Schedule 13D, the address for SevenSaoi Capital, LLC is 1165 North Clark Street, 4th Floor, Chicago, IL 60610. Mr. Cole is the Chief Executive Officer of SevenSaoi Capital, LLC. See also footnote (6) noted below.
(4)    Based on the Schedule 13G, the address for Heartland Advisors, Inc. is 790 North Water Street, Suite 1200, Milwaukee, WI 53202.
(5)     Mr. Clark was the Company’s Chief Executive Officer and an employee until March 31, 2021, and was a director of the Company until March 22, 2021. Includes 513,444 shares of common stock held by the Clark Family Trust, dated July 8, 1998.
(6)     Mr. Cole is the Chief Executive Officer of SevenSaoi Capital, LLC. See also footnote (3) noted above.

SECTION 16(a) REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our officers, directors and beneficial owners of more than 10% of our common stock to timely file with the SEC certain reports regarding ownership of and transactions in our securities. Copies of the required filings must also be furnished to us. Based solely on the Company’s review of the copies of Forms 3, 4 and 5 received by the Company from such reporting persons, and representations made by them, the Company believes that during the year ended December 31, 2021, all Section 16(a) filing requirements applicable to its executive officers, directors, and greater than ten percent beneficial stockholders were satisfied.

EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes the number of outstanding options and rights granted to our employees, consultants and directors, as well as the number of shares of common stock remaining available for future issuance, under our equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted-average exercise price of outstanding options and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1) (2) (3)	4,379,123	(4)	$7.67	(5)	6,921,689
Equity compensation plans not approved by security holders	1,724,138		—		—
Total	6,103,261		$7.67		6,921,689
(1)Consists of the 2009 Plan and our Employee Stock Purchase Plan.
(2)The 2009 Plan provides for an annual increase in the number of shares available for issuance thereunder on each subsequent January 1 through and including January 1, 2027, in an amount equal to the least of (i) two percent (2%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, (ii) 1,300,000 shares of our common stock or (iii) such lesser amount as the Board may determine.
(3)The Employee Stock Purchase Plan provides for an annual increase in the number of shares available for issuance thereunder on each subsequent January 1 through and including January 1, 2027, in an amount equal to the least of (a) one percent (1%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, (b) 400,000 shares of our common stock or (c) such lesser amount as the Board or Compensation Committee may determine.
(4)Includes 4,879,868 shares of common stock issuable upon the vesting of outstanding RSUs, PSUs and MSUs.
(5)Calculated taking into account the 4,879,868 shares of common stock issuable upon the vesting of outstanding RSUs, PSUs and MSUs without the payment of any exercise price.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
The Charter of the Audit Committee provides that any related party transaction (or series of transactions) that may require disclosure under the rules of the SEC must be reviewed and approved by the Audit Committee. When evaluating such transactions, the Audit Committee focuses on whether the terms of such transactions are at least as favorable to us as terms we would receive on an arm’s-length basis from an unaffiliated third party.
There have been no related party transactions since the beginning of our last fiscal year, including any currently proposed transactions, to which we have been or will be a party, in which the amount involved exceeds $120,000 and in which any of our directors, executive officers, holders of more than five percent of our common stock or any member of the immediate family of any of the foregoing persons has had or will have a direct or indirect material interest. This description does not cover (i) compensation arrangements with our executive officers and directors that are described elsewhere under the sections entitled “Executive Compensation” and “Corporate Governance — Director Compensation” or (ii) compensation arrangements with our executive officers other than our NEOs that have been approved, or recommended to the Board for approval, by our Compensation Committee.

Indemnification Agreements
Our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law. Additionally, as permitted by Delaware law, we have entered into indemnification agreements with each of our directors and executive officers pursuant to which we agree to indemnify those individuals to the fullest extent permitted by Delaware law against all expenses, judgments, fines, settlements and other amounts actually and reasonably incurred by such individual in connection with the investigation, defense, settlement or appeal of any pending, threatened or completed action, hearing, suit or other proceeding to which they are or may be made a party or threatened to be made a party by reason of their position as a director, officer or other agent of ours, and otherwise to the fullest extent permitted under Delaware law and our certificate of incorporate and bylaws. We also have an insurance policy covering our directors and executive officers with respect to certain liabilities, including liabilities arising under the Securities Act of 1933, as amended, or otherwise.
Director Independence
The Board has affirmatively determined that Mmes. Carroll and Marriner and Messrs. Cole, Craig, Horn, Huberman, Kiely, Nichols and Wilson have no material relationships with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and, accordingly, each of the foregoing members of the Board were determined to be independent under the rules of The Nasdaq Stock Exchange (“Nasdaq”). Mr. Pernsteiner was not independent during the time he served as a member of the Office of the CEO from March 31, 2021 through December 6, 2021. Mr. Hendricks is not independent under Nasdaq rules because he is also currently serving as the Chief Executive Officer.
In determining whether directors were independent under Nasdaq rules, the Board considered the matters discussed in the section entitled “Certain Relationships and Related Transactions” above. There are no family relationships between any of our directors and executive officers. There are currently no legal proceedings, and during the past ten years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our directors.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Deloitte & Touche, LLP in Phoenix, Arizona. PCAOB Auditor Firm ID No. 34
Independent Registered Public Accounting Firm Fees and Services
The following table presents fees for professional audit and other services rendered by Deloitte for the years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees (1)	$1,315,818	$2,257,624
Audit‑Related Fees (2)	—	265,745
Tax Fees (3)	19,626	157,236
All Other Fees (4)	3,790	3,790
Total	$1,339,234	$2,684,395
(1)    Audit Fees consist of the aggregate fees billed for 2021 and 2020 for professional services rendered for the audit of our annual consolidated financial statements and the review of consolidated financial statements included in our quarterly reports, or professional services rendered in connection with our filing of various registration statements or otherwise normally provided in connection with statutory and regulatory filings or engagements.
(2)    Audit-Related Fees consist of the aggregate fees billed in 2021 and 2020 for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Audit Fees. Such fees primarily related to auditing unusual transactions and compliance advice regarding Section 404 of the Sarbanes-Oxley Act of 2002.
(3)    Tax Fees consist of the aggregate fees billed in 2021 and 2020 for professional services rendered for tax compliance, responses to tax audits, tax advice and tax planning. Such fees primarily related to federal and state tax compliance, planning and consulting.
(4)    All Other Fees consist of the aggregate fees billed in 2021 and 2020 for products and services other than the services reported under Audit Fees, Audit-Related Fees or Tax Fees. Such fees related to a subscription for accounting software.

Audit Committee Pre-Approval Policy
Our Audit Committee has adopted a Pre-Approval Policy pursuant to which the Audit Committee must pre-approve the audit and non-audit services performed by our independent registered public accounting firm to assure that the provision of such services does not impair the firm’s independence. Before we may engage the independent registered public accounting firm to render a service, the engagement must be either specifically approved by the Audit Committee or entered into pursuant to the Pre-Approval Policy. The Audit Committee may consider the amount or range of estimated fees as a factor in determining whether a proposed service would impair the independence of our independent registered public accounting firm. Under the Pre-Approval Policy, the Audit Committee may delegate pre-approval authority to one or more of its members, and has delegated pre-approval authority to Mr. Kiely as Chair of the Audit Committee. The member or members to whom such authority is delegated are required to report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee may not delegate to management the Audit Committee’s responsibilities to pre-approve services to be performed by our independent registered public accounting firm.
All services provided by Deloitte during fiscal years 2021 and 2020 were pre-approved by the Audit Committee.

REPORT OF THE AUDIT COMMITTEE TO THE BOARD OF DIRECTORS
The following Audit Committee Report shall not be deemed to be “soliciting material” or to otherwise be considered “filed” with the SEC, nor shall such information be deemed incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate it by reference into such filing.
The Audit Committee oversees our financial reporting process on behalf of the Board of Directors. Management is responsible for the preparation, presentation and integrity of the financial statements, including establishing accounting and financial reporting principles and designing systems of internal control over financial reporting. Our independent registered public accounting firm is responsible for expressing an opinion as to the conformity of our consolidated financial statements with generally accepted accounting principles. The Audit Committee operates pursuant to a charter that is available on our website at http://www.zovio.com under “Investors - Governance.”
In performing its responsibilities, the Audit Committee has reviewed and discussed with management and Deloitte & Touche LLP (“Deloitte & Touche”), our independent registered public accounting firm, the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021. The Audit Committee has also discussed with Deloitte & Touche the matters required to be discussed by the applicable requirements of Auditing Standard No. 1301, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board.
The Audit Committee has received written disclosures and the letter from Deloitte & Touche required by the applicable requirements of the Public Company Accounting Oversight Board regarding Deloitte & Touche’s communications with the Audit Committee concerning independence, and has discussed with Deloitte & Touche its independence.
Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that our audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Dated: April 15, 2022	Audit Committee:
John J. Kiely, Chairman Teresa S. Carroll Ryan D. Craig Victor K. Nichols

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)    The following documents are included as part of this Annual Report on Form 10-K:
(1)    Financial Statements.
(2)    Financial Statement Schedules.
All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(3)    Exhibits.

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
		Charter Documents and Instruments Defining Rights of Security Holders
3.1		Zovio Amended and Restated Certificate of Incorporation, as amended.		X	10-Q	3.1	May 9, 2019
3.2		Third Amended and Restated Bylaws of Zovio Inc.		X	8-K	3.2	April 2, 2019
3.3		Amendment No. 1 to the Third Amended and Restated Bylaws of Zovio Inc.		X	8-K	3.1	January 28, 2021
4.1		Specimen of Stock Certificate.		X	S-1	4.1	March 30, 2009
4.2		Second Amended and Restated Registration Rights Agreement dated August 26, 2009 among the registrant and the other persons named therein.		X	S-1	4.4	September 4, 2009
4.3		Description of the registrants securities	X
		Employee Benefit Plans
10.1	*	Amended and Restated 2009 Stock Incentive Plan, dated May 10, 2017.		X	10-K	10.1	March 12, 2019
10.2	*	First Amendment to Amended and Restated 2009 Stock Incentive Plan.		X	S-8	99.2	January 17, 2017
10.3	*	Amended and Restated 2009 Stock Incentive Plan - Form of Nonstatutory Stock Option Agreement for Executives and Senior Management.		X	S-8	99.4	May 13, 2009
10.4	*	Amended and Restated 2009 Stock Option Plan - Form of Nonstatutory Stock Option Agreement (effective March 2011).		X	10-Q	10.3	May 3, 2011
10.5	*	Amended and Restated 2009 Stock Incentive Plan - Form of Incentive Stock Option Agreement for Executives and Senior Management.		X	S-8	99.5	May 13, 2009
10.6	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (Deferred Settlement).		X	8-K	99.1	June 27, 2011
10.7	*	2009 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement (General).		X	8-K	99.2	June 27, 2011
10.8	*	Amended and Restated 2009 Stock Incentive Plan - Form of Performance Stock Unit Award Agreement.		X	8-K	10.1	December 23, 2014
10.9	*	Amended and Restated 2009 Stock Incentive Plan - Amendment to Performance Stock Unit Award Agreement.		X	10-K	10.16	March 10, 2015
10.10	*	Amended and Restated 2009 Stock Incentive Plan - Form of Performance Cash Award Agreement (with Performance Component)		X	10-Q	10.1	August 2, 2016
10.11	*	Amended and Restated 2009 Stock Incentive Plan - Form of Performance Cash Award Agreement (General)		X	10-Q	10.2	August 2, 2016
10.12	*	Form of Non-Plan Stock Option Agreement.		X	S-8	99.6	May 13, 2009
10.13	*	Form of Compensatory Warrant Agreement.		X	S-1	4.10	March 20, 2009

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.14	*	Amended and Restated Employee Stock Purchase Plan.		X	8-K	99.1	March 22, 2010
10.15	*	Bridgepoint Education Nonqualified Deferred Compensation Plan		X	10-Q	10.7	May 3, 2010
10.16		2009 Stock Incentive Plan - Form of 2018 MSU Agreement.		X	10-K	10.16	March 12, 2019
10.17		Zovio Inc Executive Relocation Policy		X	10-Q	10.1	August 7, 2019
10.18		Zovio Inc 2021 CEO Inducement Equity Incentive Plan		X	S-8	99.1	January 5, 2022
10.19	*	Director Equity Deferral Program	X
		Agreements with Executive Officers and Directors
10.20	*	Amended and Restated Employment Agreement between Andrew S. Clark and the registrant.		X	10-K	10.2	March 10, 2015
10.21	*	Offer Letter to Diane Thompson.		X	S-1	10.28	March 20, 2009
10.22	*	Amended and Restated Executive Severance Plan.		X	10-Q	10.1	August 4, 2015
10.23	*	Amended and Restated Form of Severance Agreement under the Executive Severance Plan.	X
10.24	*	Form of Indemnification Agreement.		X	10-K	10.33	March 8, 2016
10.25	*	Stock Ownership Guidelines (effective May 14, 2013).		X	10-K	10.33	March 17, 2014
10.26	*	Offer Letter to Kevin Royal, dated April 13, 2018		X	10-Q	10.1	May 1, 2018
10.27	*	Offer Letter to John Semel, dated January 25, 2019		X	10-K	10.28	March 12, 2019
10.28	*	Employment Agreement for Mr. Spohn dated April 2020		X	10-Q	10.1	April 29, 2020
10.29	*	Offer Letter to Randy Hendricks, dated November 3, 2021	X
		Material Real Estate Agreements
10.30	†	Standard Form Modified Gross Office Lease dated October 22, 2008, and addendum, with Sunroad Centrum Office I, L.P. related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	S-1	10.17	March 2, 2009
10.31	†	First Amendment to Standard Form Modified Gross Office Lease dated September 16, 2011, with Sunroad Centrum Office I, L.P., related to the premises located at 8620 Spectrum Center Lane, San Diego, California.		X	10-Q	10.4	December 16, 2011
10.32	†	Office Lease dated February 28, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-Q	10.1	May 3, 2011
10.33	†	Commencement Date Memorandum and First Amendment to Office Lease dated November 18, 2011 with WSC 1515 Arapahoe Investors V, L.L.C., related to the premises located at located at 1515 Arapahoe Street, Denver, Colorado.		X	10-K	10.55	March 7, 2012
10.34	†	Lease dated August 8, 2011, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.3	November 1, 2011
10.35	†	First Amendment dated June 28, 2012, with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, related to the premises located at 1200 17th Street and 1201 16th Street, Denver, Colorado.		X	10-Q	10.2	August 7, 2012
10.36		Office Lease dated August 15, 2018 with Ascend Northrup, LLC, related to the premises at 1811 E. Northrup Boulevard, Chandler, Arizona		X	10-Q	10.1	November 8, 2018
		Material Strategic Agreements
10.37	†	Services Order Form, dated September 20, 2016, with Instructure, Inc.		X	10-Q	10.1	November 8, 2016
10.38		Agreement and Plan of Reorganization by and among Bridgepoint Education, Inc., FS Merger Sub, Inc., FS Merger Sub, LLC, Fullstack Academy, Inc., and Fortis Advisors, LLC, as Representative.		X	10-Q	10.1	May 9, 2019
10.39		Agreement and Plan of Reorganization, dated April 3, 2019, by and among Zovio Inc, Toucan Merger Sub, Inc., TM Merger Sub, LLC, TutorMe.com, Inc., and Jonathan Sciama, as the Shareholder Representative.		X	10-Q	10.2	May 9, 2019
10.40		Letter Agreement, dated as of February 4, 2020, among Zovio Inc, SevenSaoi Capital, LLC, SevenSaoi Capital Partners II, LLC, SevenSaoi Capital Partners IIA, LLC and Michael P. Cole.		X	8-K	10.1	February 5, 2020
10.41	†	Strategic Services Agreement, dated December 1, 2020, by and between Zovio Inc and University of Arizona Global Campus		X	8-K	10.1	December 1, 2020
10.42	†	Asset Purchase and Sale Agreement, dated December 1, 2020, by and among Zovio Inc, Ashford University, LLC, The University of Arizona and The University of Arizona Global Campus		X	8-K	2.1	September 3, 2020

Exhibit		Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.43	†	Amendment No. 1 to Asset Purchase and Sale Agreement, dated December 1, 2020, by and among Zovio Inc, Ashford University, LLC, The University of Arizona and The University of Arizona Global Campus		X	8-K	10.2	December 1, 2020
Code of Ethics
14.1		Amended and Restated Code of Ethics		X	8-K	14.1	December 1, 2009
Subsidiaries
21.1		List of subsidiaries of the registrant.	X
Consent and Power of Attorney
23.1		Consent of independent registered public accounting firm, Deloitte & Touche LLP	X
24.1		Power of Attorney (included on signature page).	X
Certifications Required by Sarbanes-Oxley Act of 2002
31.1
Certification of Randy J. Hendricks, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
31.2
Certification of Kevin Royal, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Randy J. Hendricks, Chief Executive Officer, and Kevin Royal, Chief Financial Officer
X
Inline Interactive Data
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 15, 2022, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets as of December 31, 2021 and 2020; (ii) the Consolidated Statements of Income (Loss) for the years ended December 31, 2021 and 2020; (iii) the Consolidated Statements of Stockholder's Equity for the two years ended December 31, 2021; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and (v) the Notes to Annual Consolidated Financial Statements.
X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
*    Indicates management contract or compensatory plan or arrangement.
†    Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOVIO INC

/s/ RANDY J. HENDRICKS
Randy J. Hendricks (Chief Executive Officer)
Dated: April 15, 2022

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Randy J. Hendricks and Kevin Royal, jointly and severally, as his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ RANDY J. HENDRICKS	Chief Executive Officer (Principal Executive Officer) and a Director	April 15, 2022
Randy J. Hendricks

/s/ KEVIN ROYAL	Chief Financial Officer (Principal Financial Officer)	April 15, 2022
Kevin Royal

/s/ STEVEN BURKHOLDER	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	April 15, 2022
Steven Burkholder

/s/ TERESA S. CARROLL	Director	April 13, 2022
Teresa S. Carroll

/s/ MICHAEL P. COLE	Director	April 14, 2022
Michael P. Cole

/s/ RYAN D. CRAIG	Director	April 12, 2022
Ryan D. Craig

/s/ MICHAEL B. HORN	Director	April 13, 2022
Michael B. Horn

/s/ RON HUBERMAN	Director	April 13, 2022
Ron Huberman

/s/ JOHN J. KIELY	Director	April 13, 2022
John J. Kiely

/s/ KIRSTEN M. MARRINER	Director	April 13, 2022
Kirsten M. Marriner

/s/ VICTOR K. NICHOLS	Director	April 13, 2022
Victor K. Nichols

/s/ GEORGE P. PERNSTEINER	Director	April 13, 2022
George P. Pernsteiner

/s/ JOHN S. WILSON JR.	Director	April 13, 2022
John S. Wilson Jr.