Form 10-Q
period 2022-03-31
Zovio Inc
filed 2022-05-10
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
The total number of shares of common stock outstanding as of May 2, 2022, was 34,095,968.

ZOVIO INC
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements
ZOVIO INC
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of March 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$33,698	$28,265
Restricted cash	6,083	9,288
Investments	905	974
Accounts receivable, net of allowance for credit losses of $1.1 million and $0.9 million at March 31, 2022 and December 31, 2021, respectively	6,596	9,631
Prepaid expenses and other current assets	17,243	13,423
Total current assets	64,525	61,581
Property and equipment, net	24,965	26,382
Operating lease assets	28,103	28,881
Goodwill and intangibles, net	29,079	29,499
Other long-term assets	2,079	2,691
Total assets	$148,751	$149,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$85,521	$74,769
Deferred revenue and student deposits	15,157	14,939
Total current liabilities	100,678	89,708
Rent liability	33,132	34,205
Other long-term liabilities	3,674	5,115
Total liabilities	137,484	129,028
Commitments and contingencies (see Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both March 31, 2022, and December 31, 2021	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 67,764 and 67,255 issued, and 34,055 and 33,546 outstanding, at March 31, 2022 and December 31, 2021, respectively	681	676
Additional paid-in capital	170,753	172,060
Retained earnings	276,533	283,970
Treasury stock, 33,709 and 33,709 shares at cost at March 31, 2022, and December 31, 2021, respectively	(436,700)	(436,700)
Total stockholders' equity	11,267	20,006
Total liabilities and stockholders' equity	$148,751	$149,034
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$59,624	$74,107
Other revenue	2,009	2,752
Revenue and other revenue	$61,633	$76,859
Costs and expenses:
Technology and academic services	$18,498	$19,144
Counseling services and support	21,331	25,325
Marketing and communication	21,914	25,831
General and administrative	7,122	15,896
Total costs and expenses	68,865	86,196
Operating loss	(7,232)	(9,337)
Other income (expense), net	(127)	(73)
Loss before income taxes	(7,359)	(9,410)
Income tax expense	78	83
Net loss	$(7,437)	$(9,493)
Loss per share:
Basic	$(0.22)	$(0.29)
Diluted	$(0.22)	$(0.29)
Weighted average number of common shares outstanding used in computing loss per share:
Basic	33,562	32,769
Diluted	33,562	32,769
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2020	66,454	$668	$179,489	$326,319	$(447,259)	$59,217
Stock-based compensation	—	—	2,382	—	—	2,382
Stock issued under stock incentive plan, net of shares held for taxes	563	5	(1,083)	—	—	(1,078)
Contingent consideration	—	—	(122)	—	—	(122)
Stock issued for acquisition	—	—	(10,559)	—	10,559	—
Net loss	—	—	—	(9,493)	—	(9,493)
Balance at March 31, 2021	67,017	$673	$170,107	$316,826	$(436,700)	$50,906

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2021	67,255	$676	$172,060	$283,970	$(436,700)	$20,006
Stock-based compensation	—	—	(1,169)	—	—	(1,169)
Stock issued under stock incentive plan, net of shares held for taxes	509	5	(138)	—	—	(133)
Net loss	—	—	—	(7,437)	—	(7,437)
Balance at March 31, 2022	67,764	$681	$170,753	$276,533	$(436,700)	$11,267
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,437)	$(9,493)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts	201	661
Depreciation and amortization	2,033	2,285
Stock-based compensation	(1,169)	2,382
Noncash lease expense	1,433	2,077
Net loss (gain) on marketable securities	63	(68)
Changes in operating assets and liabilities:
Accounts receivable	2,833	(288)
Prepaid expenses and other current assets	(3,820)	(2,776)
Other long-term assets	612	(305)
Accounts payable and accrued liabilities	10,784	7,457
Deferred revenue and student deposits	218	(13)
Operating lease liabilities	(1,705)	(2,598)
Other liabilities	(1,440)	1,455
Net cash provided by operating activities	2,606	776
Cash flows from investing activities:
Capital expenditures	(24)	(184)
Purchases of investments	(2)	(30)
Capitalized costs for intangible assets	(227)	(143)
Sale of investments	8	247
Net cash used in investing activities	(245)	(110)
Cash flows from financing activities:
Tax withholdings on issuance of stock awards	(133)	(1,078)
Net cash used in financing activities	(133)	(1,078)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,228	(412)
Cash, cash equivalents and restricted cash at beginning of period	37,553	55,497
Cash, cash equivalents and restricted cash at end of period	$39,781	$55,085

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$33,698	$35,052
Restricted cash	6,083	20,033
Total cash, cash equivalents and restricted cash	$39,781	$55,085

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$—	$16
Issuance of common stock for vested restricted stock units	$560	$3,461
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
On December 1, 2020, the Company finalized a definitive Asset Purchase and Sale Agreement (the “Purchase Agreement”), by and among the Company, AU LLC (the “University”), the Arizona Board of Regents, a body corporate, for and on behalf of the University of Arizona (the “University of Arizona”), and the University of Arizona Global Campus (“Global Campus”). Upon the closing of the Purchase Agreement (the “Sale Transaction”), Global Campus owns and operates the University in affiliation with the University of Arizona and with a focus on expanding access to education for non-traditional adult learners, and the Company provides services to Global Campus under a long-term Strategic Services Agreement (the “Services Agreement”). The services that the Company provides to Global Campus under the Services Agreement include recruiting, admissions, marketing, student finance, financial aid processing, and financial aid advising, program advising, student retention advising, support services for academics, information technology and institutional support.
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
Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete annual financial statements and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary to present a fair statement of the Company’s condensed consolidated financial position, results of operations and cash flows as of and for the periods presented.
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
Recent Accounting Pronouncements
None noted as applicable.

3. Revenue, Other Revenue and Deferred Revenue
The following table presents the Company’s net revenue disaggregated based on the revenue source (in thousands):

	Three Months Ended March 31,
	2022	2021
Strategic services revenue	$50,289	$66,927
Transition services income	2,009	2,752
Tuition revenue, net	9,246	7,089
Other revenue, net (1)	89	91
Total revenue, net	$61,633	$76,859
(1) Primarily consists of revenues generated from various services and other miscellaneous fees.

The following table presents the Company’s net revenue disaggregated based on the timing of revenue recognition (in thousands):

	Three Months Ended March 31,
	2022	2021
Over time, over period of instruction	$61,592	$76,768
Point in time (1)	41	91
Total revenue, net	$61,633	$76,859
(1)Represents revenue generated from digital textbooks and other miscellaneous fees.
The Company operates under two reportable segments and has no significant foreign operations or assets located outside of the United States. For additional information on segmentation, see Note 15, “Segment Information.”

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Deferred Revenue and Student Deposits
Current deferred revenue and student deposits consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Deferred revenue, current	$14,734	$14,469
Student deposits	423	470
Total current deferred revenue and student deposits	$15,157	$14,939
Below are the opening and closing balances of current deferred revenue from the Company’s contracts with customers (in thousands):

	March 31, 2022	March 31, 2021
Current deferred revenue opening balance, January 1	$14,469	$7,477
Current deferred revenue closing balance, March 31	14,734	7,307
Increase (decrease)	$265	$(170)
For further information on receivables, refer to Note 6, “Accounts Receivable, Net” within the condensed consolidated financial statements.
Deferred revenue consists of cash payments that are received or due in advance of the Company’s performance. As of March 31, 2022 the deferred revenue balance relates entirely to the Zovio Growth segment. For the majority of the Company’s customers, payment for services is due prior to services being provided and is included in current deferred revenue. However, there are contracts which include deferred revenue that is deemed to be long-term. For additional information, refer to Note 7, “Other Significant Balance Sheet Accounts - Other Long-Term Liabilities” within the condensed consolidated financial statements.
The difference between the opening and closing balances of deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment. For the three months ended March 31, 2022, the Company recognized $6.7 million of revenue that was included in the deferred revenue balance as of January 1, 2022. For the three months ended March 31, 2021, the Company recognized $4.7 million of revenue that was included in the deferred revenue balance as of January 1, 2021. Amounts reported in the closing balance of deferred revenue are expected to be recognized as revenue within the next 12 months.
4. Restructuring and Impairment Expense
The Company previously vacated or consolidated properties and subsequently reassessed its non-cancelable leases. Additionally, the Company previously implemented restructuring plans to reduce operating expenses, implement cost reductions and conserve cash resources. The severance costs and lease costs are expected to substantially all be paid out over the next 12 months.
The following table summarizes the changes in the Company's restructuring and impairment liability by type during the three months ended March 31, 2022 (in thousands):

	Student Transfer Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2021	$1,282	$520	$398	$2,200
Payments and adjustments	—	(294)	(67)	(361)
Balance at March 31, 2022	$1,282	$226	$331	$1,839
The restructuring liability amounts are recorded within either the (i) accounts payable and accrued liabilities account or (ii) rent liability account on the condensed consolidated balance sheets.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Fair Value Measurements
The following tables summarize fair value information as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Mutual funds	$905	$—	$—	$905

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Mutual funds	$974	$—	$—	$974
The mutual funds in the tables above, represent deferred compensation asset balances, which are considered to be trading securities. The Company’s deferred compensation asset balances are recorded in the investments line item on the Company’s condensed consolidated balance sheets, and are classified as Level 1 securities. There were no transfers between any level categories for investments during the periods presented.
There were no differences between amortized cost and fair value of investments as of March 31, 2022 or December 31, 2021, and no reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2022 or 2021.
6. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Accounts receivable	$7,726	$10,562
Less allowance for credit losses	1,130	931
Accounts receivable, net	$6,596	$9,631
The following table presents the changes in the allowance for credit losses for the three months ended March 31, 2022 (in thousands):

Beginning Balance	Charged to Expense	Write-offs	Recoveries of amounts	Ending Balance
$931	$201	$(2)	$—	$1,130
The following table presents the changes in the allowance for credit losses for the three months ended March 31, 2021 (in thousands):

Beginning Balance	Charged to Expense	Write-offs	Recoveries of amounts	Ending Balance
$1,216	$661	$(159)	$—	$1,718

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Prepaid expenses	$3,760	$2,664
Prepaid licenses	3,685	1,233
Prepaid insurance	2,437	2,254
Insurance recoverable	515	496
Other current assets (1)	6,846	6,776
Total prepaid expenses and other current assets	$17,243	$13,423
(1) Other current assets includes a net asset adjustment due from Global Campus related to the Sale Transaction, which is currently in mediation.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Furniture and office equipment	$22,001	$22,032
Software	4,493	4,493
Leasehold improvements	15,921	15,921
Vehicles	22	22
Total property and equipment	42,437	42,468
Less accumulated depreciation and amortization	(17,472)	(16,086)
Total property and equipment, net	$24,965	$26,382
For the three months ended March 31, 2022 and 2021, depreciation and amortization expense related to property and equipment was $1.4 million and $1.3 million, respectively.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Goodwill and Intangibles, Net
Goodwill and intangibles, net, consisted of the following (in thousands):

	March 31, 2022
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$14,012	$(12,733)	$1,279
Purchased intangible assets	14,185	(9,561)	4,624
Total definite-lived intangible assets	$28,197	$(22,294)	$5,903
Goodwill			23,176
Total goodwill and intangibles, net			$29,079

	December 31, 2021
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$13,982	$(12,796)	$1,186
Purchased intangible assets	14,185	(9,048)	5,137
Total definite-lived intangible assets	$28,167	$(21,844)	$6,323
Goodwill			23,176
Total goodwill and intangibles, net			$29,499
For the three months ended March 31, 2022 and 2021, amortization expense was $0.6 million and $1.0 million, respectively.
The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
Remainder of 2022	$1,887
2023	2,477
2024	910
2025	257
2026	137
Thereafter	235
Total future amortization expense	$5,903

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Accounts payable	$9,952	$5,967
Accrued salaries and wages	7,205	5,434
Accrued bonus	1,714	3,625
Accrued vacation	3,055	3,037
Accrued litigation and fees	22,376	22,376
Minimum residual liability (1)	22,481	14,987
Accrued expenses	12,816	13,400
Current leases payable	4,515	4,492
Accrued insurance liability	1,280	1,404
Accrued income taxes payable	127	47
Total accounts payable and accrued liabilities	$85,521	$74,769
(1) Amount represents approximately 75% of the total amount anticipated to be remitted to Global Campus in June 2022. The amount payable could be materially different than the current estimate projected by management.
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Notes payable	$2,759	$2,723
Deferred revenue	673	807
Other long-term liabilities	242	1,585
Total other long-term liabilities	$3,674	$5,115

8. Credit Facilities
The Company has issued letters of credit that are collateralized with cash, in the aggregate amount of $6.0 million as of March 31, 2022. The letters of credit relate primarily to the Company's leased facilities and insurance requirements. The collateralized cash is held in restricted cash on the Company's condensed consolidated balance sheets.
The Company is required to provide surety bonds in certain states in which it does business. As a result, the Company previously entered into a surety bond facility with an insurance company to provide such bonds when required. Although there are no remaining issued bonds on the Company’s behalf under this facility as of March 31, 2022, the Company still holds certain liability associated with any required collateral.
Subsequent to the quarter end, on April 14, 2022, the Company entered into a Financing Agreement (the “Credit Facility”) among the Company, as borrower, each of its wholly-owned subsidiaries as subsidiary guarantors (the “Guarantors”), the lenders party thereto from time to time (the “Lenders”) and Blue Torch Finance LLC, as administrative agent and collateral agent for the Lenders (the “Agent”). The Credit Facility provides for, among other things, a term loan in the aggregate principal amount of $31.5 million (the “Term Loan”). The proceeds of the Term Loan will be used (i) if necessary, to satisfy any final judgement in the CA Attorney General lawsuit, and (ii) thereafter, to fund the working capital of the Company and the Guarantors.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
9. Lease Obligations
Operating Leases
The Company leases various office and classroom facilities with terms that expire at various dates through 2033. These facilities are used for academic operations, corporate functions, enrollment services and student support services. The Company does not have any leases other than its office facilities and classrooms. All of the leases were classified as operating leases for the period ended March 31, 2022, and the Company does not have any finance leases. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on the Company’s condensed consolidated balance sheets.
In 2021, the Company entered into a new lease in New York for classrooms and office space and recorded a right-of-use asset of $14.6 million in exchange for lease obligations. However, in the fourth quarter of 2021, the Company began to market this space for sublease. There is no guarantee that the Company will be able to sublease the space at rates materially similar to that of the current lease.
The Company's one active sublease as of March 31, 2022 relates to office space of approximately 21,000 square feet in Denver, Colorado with a remaining commitment to lease of 11 months and net lease payments of $0.6 million. Sublease income for the three months ended March 31, 2022 and 2021 was $0.1 million and $0.6 million, respectively. The Company’s sublease does not include any options to extend or for early termination and do not contain any residual value guarantees or restrictive covenants. The sublease was classified as an operating lease for the period ended March 31, 2022.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the computation of basic and diluted income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$(7,437)	$(9,493)
Denominator:
Weighted average number of common shares outstanding	33,562	32,769
Effect of dilutive options and stock units	—	—
Diluted weighted average number of common shares outstanding	33,562	32,769
Income (loss) per share:
Basic	$(0.22)	$(0.29)
Diluted	$(0.22)	$(0.29)
The following table sets forth the number of stock options and stock units excluded from the computation of diluted income (loss) per share for the periods indicated below because their effect was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	1,096	1,582
Stock units	3,163	1,461
11. Stock-Based Compensation
The Company recorded a reversal of $1.2 million of stock-based compensation expense for the three months ended March 31, 2022, primarily relating to the forfeitures of certain performance-based PSUs not meeting their targets. The Company recorded $2.4 million of stock-based compensation expense for the three months ended March 31, 2021. The related income tax expense was $0.3 million for the three months ended March 31, 2022, and the related income tax benefit was $0.6 million for the three months ended March 31, 2021.
During the three months ended March 31, 2022, the Company granted 1.0 million RSUs at a weighted average grant date fair value of $0.84 and 0.5 million RSUs vested. During the three months ended March 31, 2021, the Company granted 0.5 million RSUs at a grant date fair value of $4.25, and 0.8 million RSUs vested.
During the three months ended March 31, 2022, the Company granted 0.4 million performance-based PSUs at a weighted average grant date fair value of $0.91, and 0.2 million performance-based or market-based PSUs vested. During the three months ended March 31, 2021, the Company did not grant any performance-based or market-based PSUs and no performance-based or market-based PSUs vested.
During each of the three months ended March 31, 2022, and 2021, the Company did not grant any stock options and no stock options were exercised.
As of March 31, 2022, unrecognized compensation cost was $5.8 million related to unvested stock options, RSUs and PSUs.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
12. Income Taxes
The Company uses the asset-liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that will result in income and deductions in future years.
The Company recognizes deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, the Company evaluates a number of factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended March 31, 2022 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation certain subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against its deferred tax assets should continue to be maintained as of March 31, 2022.
The Company’s current effective income tax rate that has been applied to normal, recurring operations for the three months ended March 31, 2022, after discrete items, was (1.1)%.
As of both March 31, 2022, and December 31, 2021, the Company did not have any gross unrecognized tax benefits. Although the Company believes the tax accruals provided are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from the Company’s historical income tax provisions and accruals.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Department of Education Close Out Audit of University of the Rockies
During the fiscal year 2018, the Company recorded an expense of $1.5 million, in relation to the close out audit of University of the Rockies resulting from its merger with the University in October 2018. The expense was recorded in relation to borrower defense to repayment regulations. On September 26, 2019, the Department sent the University a Final Audit Determination letter for the University of the Rockies. This letter confirmed that with the exception of the borrower defense to repayment regulations, none of the other audit findings resulted in financial liability. The Department also stated that additional liabilities could accrue in the future. On December 19, 2019, the Company filed an administrative appeal with the Department appealing the alleged liability on the basis that the University of Rockies did not close but rather merged with the University. The briefing on the appeal is complete and the Company is awaiting a decision by the administrative law judge.
WSCUC Accreditation of Global Campus (formerly Ashford University)
Global Campus is regionally accredited by WASC Senior College and University Commission (“WSCUC”). In June 2019, WSCUC acted to reaffirm accreditation through Spring 2025.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
In July 2020, the Department notified the Company that they would be initiating a preliminary review of borrower defense applications from borrowers who made claims regarding the University. As part of the initial fact-finding process, the Department will send individual student claims to the University and allow the institution the opportunity to submit a response to the borrower’s allegations. In 2020, the Company received and timely responded to the submitted claims and cannot predict the outcome of the Department’s review at this time. In 2022, Global Campus also received additional borrower defense applications from borrowers. Global Campus is responding to these additional submitted claims and we cannot predict the outcome of the Department's review at this time.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The parties did not reach a resolution and on November 29, 2017, the CA Attorney General filed suit against the Company. The Company vigorously defended this case and emphatically denies the allegations made by the CA Attorney General that it ever deliberately misled its students, falsely advertised its programs, or in any way were not fully accurate in its statements to investors. A trial took place from November 2021 through December 2021.
On March 7, 2022, the Superior Court of the State of California, County of San Diego (the “Court”), issued a Statement of Decision regarding the Lawsuit in favor of the CA Attorney General. In the Statement of Decision, the Court ordered the Company to pay $22.4 million in statutory penalties. As a result, the Company accrued an additional $14.3 million in the fourth quarter of 2021, and the total of $22.4 million remains accrued as of March 31, 2022. The Court denied the CA Attorney General’s demands for restitution and injunctive relief finding no evidence postdating 2017 that would necessitate an injunction. The Company is disappointed by the Court’s decision and believes that its practices were at all times in compliance with California law. The Company is currently considering all options available to it related to the Statement of Decision. On April 7, 2022, the Company filed a motion for a new trial and/or to set aside and vacate the judgement, which is currently set for a hearing on May 13, 2022.

15. Segment Information
The Company operates in two reportable segments: University Partners and Zovio Growth. The Company reports segment information based upon the management approach, and how the chief operating decision maker views the operations. The Company has three operating segments: Fullstack, TutorMe, and Zovio, and two reportable segments: University Partners and Zovio Growth.
The Company’s operating segments are determined based on (i) financial information reviewed by the CEO, who is the chief operating decision maker, (ii) internal management and related reporting structure, and (iii) the basis upon which the chief operating decision maker makes resource allocation decisions. The Fullstack and TutorMe operating segments are aggregated into a single reportable segment, called Zovio Growth. The aggregation of the Fullstack and TutorMe operating segments is based on their uniform customer bases and methods of services provided as required by ASC 280-10-50-12. Based on these same quantitative tests, the Zovio operating segment is a separate reportable segment, called University Partners. This change in segment reporting did not have any impact on the determination of reporting units used to assess impairment under ASC 350, Intangibles - Goodwill and Other.
The University Partners segment includes the technology and services provided to colleges and universities to enable the online delivery of degree programs and related goods and services.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Segment Performance
The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue by segment
University Partners	$52,333	$69,679
Zovio Growth	9,300	7,180
Total revenue and other revenue	$61,633	$76,859

Segment profitability
University Partners	$(2,626)	$(5,437)
Zovio Growth	(2,573)	(1,615)
Total segment profitability(1)	$(5,199)	$(7,052)
(1) Segment profitability represents EBITDA.
The following table reconciles total loss before income taxes to total segment profitability (in thousands):

	Three Months Ended March 31,
	2022	2021
Loss before income taxes	$(7,359)	$(9,410)
Adjustments:
Other expense, net	127	73
Depreciation and amortization expense	2,033	2,285
Total segment profitability	$(5,199)	$(7,052)
During both the three months ended March 31, 2022 and March 31, 2021, Global Campus accounted for the entire amount of the University Partners segment revenue, respectively.
During both the three months ended March 31, 2022 or 2021, there were no customers or individual university clients which accounted for 10% or more of the Zovio Growth segment revenue.
The Company’s total assets by segment are as follows (in thousands):

	As of March 31, 2022	As of December 31, 2021
University Partners	$88,172	$86,628
Zovio Growth	60,579	62,406
Total assets	$148,751	$149,034
As of March 31, 2022, approximately $34.3 million of the assets in University Partners were considered to be entity-wide assets.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s accounts receivable and current deferred revenue in each segment are as follows (in thousands):

	As of March 31, 2022	As of December 31, 2021
University Partners	$64	$78
Zovio Growth	6,532	9,553
Total accounts receivable	$6,596	$9,631

University Partners	$—	$—
Zovio Growth	15,157	14,939
Total deferred revenue and student deposits, current	$15,157	$14,939
As of each March 31, 2022 and December 31, 2021, the University Partners accounts receivable balance was immaterial. As of each March 31, 2022 and December 31, 2021, there were no individual partners or customers which accounted for 10% or more of the Zovio Growth accounts receivable balance, as customers are individual students or third parties paying on their behalf, rather than university clients.
The Company’s goodwill amounts as of March 31, 2022 and December 31, 2021, respectively, are fully attributable to the Zovio Growth segment. For additional information on goodwill, see Note 7, “Other Significant Balance Sheet Accounts - Goodwill and intangibles, net.”

16. Subsequent Events
The Company performed an evaluation of events occurring between the end of our most recent quarter end and the date of filing these condensed consolidated financial statements.
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
On April 14, 2022, the Company entered into a Financing Agreement (the “Credit Facility”) among the Company, as borrower, each of its wholly-owned subsidiaries as subsidiary guarantors (the “Guarantors”), the lenders party thereto from time to time (the “Lenders”) and Blue Torch Finance LLC, as administrative agent and collateral agent for the Lenders (the “Agent”). The Credit Facility provides for, among other things, a term loan in the aggregate principal amount of $31.5 million (the “Term Loan”). See Note 8, “Credit Facilities,” for further information.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussions and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report. For additional information regarding our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022, as well as our consolidated financial statements and related notes thereto included in Part II, Item 8 of the Form 10-K. Unless the context indicates otherwise, in this report the terms “Zovio,” “the Company,” “we,” “us” and “our” refer to Zovio Inc, a Delaware corporation, and its wholly owned and indirect subsidiaries.
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
•our ability to service and repay our Financing Agreement (the “Credit Facility”);
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
Key Financial Metrics
In evaluating our operating performance, our management focuses in large part on our revenue and operating income (loss). The following table, which should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report, presents our key operating data for each of the periods presented (in thousands):

	Three Months Ended March 31,
Consolidated Statement of Income (Loss) Data:	2022	2021
Revenue and other revenue	$61,633	$76,859
Operating loss	$(7,232)	$(9,337)
Revenue and other revenue
Revenue is primarily derived from our service agreement with our university partners. On December 1, 2020, the Company entered into the Services Agreement with Global Campus whereby the Company provides certain educational technology and support services, which has an initial term of fifteen years and seven months, subject to renewal options and certain early termination provisions. The amounts earned from the Services Agreement are denoted as revenue on the condensed consolidated statements of income (loss). On December 1, 2020, the Company also entered into a transition services agreement with Global Campus whereby the Company will provide certain temporary transition services (the “Transition Services Agreement”), which has a term of three years. The amounts earned from the Transition Services Agreement are denoted as other revenue on the condensed consolidated statements of income (loss).

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
We recognize deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, we evaluate factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss. The cumulative loss incurred over the three-year period ended March 31, 2022 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. Such objective evidence limited our ability to consider in our evaluation other subjective evidence such as our projections for future growth. Based on our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against our deferred tax assets should continue to be maintained as of March 31, 2022.
Critical Accounting Policies and Estimates
The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in Part II, Item 7 of the Form 10-K.

There were no material changes to these critical accounting policies and estimates during the three months ended March 31, 2022.

Results of Operations
The following table sets forth our condensed consolidated statements of income (loss) data as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
Revenue and other revenue	100.0%	100.0%
Costs and expenses:
Technology and academic services	30.0	24.9
Counseling services and support	34.6	32.9
Marketing and communication	35.6	33.6
General and administrative	11.6	20.8
Total costs and expenses	111.8	112.2
Operating loss	(11.8)	(12.2)
Other income (expense), net	(0.2)	(0.1)
Loss before income taxes	(12.0)	(12.3)
Income tax expense	0.1	0.1
Net loss	(12.1)%	(12.4)%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Total revenue and other revenue. Total revenue and other revenue for the three months ended March 31, 2022 and 2021, was $61.6 million and $76.9 million, respectively, a decrease of $15.3 million, or 19.8%. For the three months ended March 31, 2022 and 2021, University Partners segment revenue was $52.3 million and $69.7 million, respectively, representing a decrease of 24.9%, and the Zovio Growth segment revenue was $9.3 million and $7.2 million, respectively, representing an increase of 29.5%.
The decrease in revenue in the University Partners segment of $17.3 million between periods was primarily due to the change in business model in December 2020, and the related decrease in service revenue due to a decrease in average weekly enrollment for the three months ended March 31, 2022, as compared to the same period ended March 31, 2021. A component of the University Partners segment revenue includes the other revenue generated from the Transition Services Agreement of approximately $2.0 million.
The increase in revenue in the Zovio Growth segment between periods was primarily due to the growth in new customer contracts within the related subsidiaries, Fullstack Academy and TutorMe.com.
Technology and academic services. Technology and academic services for the three months ended March 31, 2022 and 2021, were $18.5 million and $19.1 million, respectively, a decrease of $0.6 million, or 3.4%. Specific decreases between periods primarily include bad debt expense of $0.5 million, amortization of $0.3 million, and professional fees of $0.1 million, partially offset by an increase in license fees of $0.3 million. Technology and academic services, as a percentage of revenue, for the three months ended March 31, 2022 and 2021, were 30.0% and 24.9%, respectively, an increase of 5.1%. This increase primarily included increases in employee costs of 3.2%, license fees of 1.2%, instructional supplies of 0.5%, and other technology and academic services of 0.5%, partially offset by a decrease in bad debt expense of 0.5%.
Counseling services and support. Counseling services and support for the three months ended March 31, 2022 and 2021, were $21.3 million and $25.3 million, respectively, a decrease of $4.0 million, or 15.8%. Specific factors contributing to the overall decrease between periods were primarily due to a decrease in employee costs of $3.9 million and facility costs of $0.5 million. Counseling services and support, as a percentage of revenue, for the three months ended March 31, 2022 and 2021, were 34.6% and 32.9%, respectively, an increase of 1.7%. This increase primarily included increases in other counseling service and support expenses of 1.1%, which include one-time severance costs, employee costs of 0.6%, depreciation of 0.4% partially offset by a decrease in facility costs of 0.4%.
Marketing and communication. Marketing and communication for the three months ended March 31, 2022 and 2021, were $21.9 million and $25.8 million, respectively, a decrease of $3.9 million, or 15.2%. Specific factors contributing to the overall decrease between periods were decreases in advertising of $2.9 million, employee costs of $0.7 million, and consulting and outside services of $0.3 million. Marketing and communication, as a percentage of revenue, for the three months ended March 31, 2022 and 2021, were 35.6% and 33.6%, respectively, an increase of 2.0%. This increase was primarily due to an increase in advertising of 1.8%.
General and administrative. General and administrative expenses for the three months ended March 31, 2022 and 2021, were $7.1 million and $15.9 million, respectively, a decrease of $8.8 million, or 55.2%. The decrease between periods was primarily due to decreases in employee costs of $4.2 million, other general and administrative expeses of $3.9 million, including one-time severance costs, professional fees of $0.5 million and legal fees of $0.4 million, partially offset by an increase in human resources costs of $0.2 million. General and administrative expenses, as a percentage of revenue, for the three months ended March 31, 2022 and 2021, were 11.6% and 20.8%, respectively, a decrease of 9.2%. This decrease was primarily due to decreases in employee costs of 4.8%, other general and administrative expenses of 4.2%, professional fees of 0.5%, and legal fees of 0.4%, partially offset by an increase in insurance of 0.6%.
Other expense, net. Other expense, net, was $0.1 million for the three months ended March 31, 2022 and other expense was $0.1 million for the three months ended March 31, 2021, respectively. The amounts recognized during the three months ended March 31, 2022 relate primarily to interest expense.
Income tax expense. We recognized income tax expense of $0.1 million for each of the three months ended March 31, 2022 and 2021, respectively, at effective tax rates of (1.1)% and (0.9)%, respectively. The income tax expense for the three months ended March 31, 2022 was mainly attributable to the current state income taxes.
Net loss. Net loss was $7.4 million for the three months ended March 31, 2022, compared to net loss of $9.5 million for the three months ended March 31, 2021, a $2.1 million increase in income as a result of the factors discussed above.

Liquidity and Capital Resources
We finance our operating activities and capital expenditures primarily through cash on hand. At March 31, 2022 and December 31, 2021, our cash and cash equivalents were $33.7 million and $28.3 million, respectively. At March 31, 2022 and December 31, 2021, total restricted cash was $6.1 million and $9.3 million, respectively, and investments were $0.9 million and $1.0 million, respectively. At March 31, 2022, we had $2.8 million of long-term notes payable.
There was a slight decrease in the fair value of our investments at March 31, 2022 as compared to December 31, 2021 primarily due to distributions. We believe that any remaining fluctuations we have experienced are temporary in nature and, while our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
In March 2022, the Company received a court order to pay $22.4 million in statutory penalties relating to the California Attorney General’s lawsuit. We are currently considering all options available and have filed a motion for a new trial on the Court’s decision. Regardless of the ultimate outcome, this decision could have a material impact on our future cash flow.
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

Based on our current level of operations, recent cost reductions throughout the organization, and the recently acquired Credit Facility, we believe that our future cash flows from operating activities and our existing cash and cash equivalents will provide adequate funds for ongoing operations, minimum residual payments, planned capital expenditures and working capital requirements for at least the next 12 months. However, changes could occur that would consume our available capital resources before that time. Our capital requirements depend on numerous factors, including our ability to continue to generate revenue. If additional funding is needed, there can be no assurance that the additional funding will be available to us on favorable terms, if at all.
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
Operating activities
Net cash provided by operating activities was $2.6 million for the three months ended March 31, 2022, compared to net cash provided by operating activities of $0.8 million for the three months ended March 31, 2021, an overall increase between periods in net cash provided by operating activities of $1.8 million. The increase in cash provided by operating activities is primarily attributable to the net increases in the working capital accounts, as well as the decrease in net loss of $2.1 million between periods, partially offset by the decreases in non-cash expenses.
Investing activities
Net cash used in investing activities was $0.2 million for the three months ended March 31, 2022, compared to net cash used in investing activities of $0.1 million for the three months ended March 31, 2021. Capital expenditures for the three months ended March 31, 2022 were $24 thousand, compared to $0.2 million for the three months ended March 31, 2021. During the three months ended March 31, 2022 and 2021, we capitalized costs for intangibles of $0.2 million and $0.1 million, respectively. We anticipate our capital expenditures to be approximately $1.8 million for the year ending December 31, 2022.
Financing activities
Net cash used in financing activities was $0.1 million for the three months ended March 31, 2022, compared to net cash used in financing activities of $1.1 million for the three months ended March 31, 2021. During each of the three months ended March 31, 2022 and 2021, net cash used included tax withholdings related to the issuance of restricted stock units vesting.
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
The majority of our cash comes from our Services Agreement with Global Campus. The service fees in the Services Agreement are subject to certain minimum residual liability adjustments, including performance-based adjustments, minimum profit level adjustments, and excess direct cost adjustments. These adjustments are all variable in nature in that they depend upon the Company’s performance during each service period. In connection with the Services Agreement, the minimum residual payment will be paid annually in June. On April 11, 2022, the Company and Global Campus modified the payment terms from monthly to bi-monthly for the months of July, August and September 2022.

Debt and Financing Arrangements
As of March 31, 2022, the Company has a notes payable valued at $2.8 million, including accrued interest. The counterparty advanced funds to the Company for certain program development costs, which the Company is obligated to repay out of future revenues from the developed program. The Company recognized these advances as a debt obligation, and expects to begin repayments from future program revenues four years from the contract start date.
The Company has issued letters of credit that are collateralized with cash, in the aggregate amount of $6.0 million as of March 31, 2022. The letters of credit relate primarily to the Company's leased facilities and insurance requirements. The collateralized cash is held in restricted cash on the Company's condensed consolidated balance sheets. The Company is required to provide surety bonds in certain states in which it does business. As a result, the Company had previously entered into a surety bond facility with an insurance company to provide such bonds when required. Although there are no remaining bonds on the Company’s behalf under this facility as of March 31, 2022, the Company still holds certain liability associated with any required collateral.
Subsequent to the quarter end, on April 14, 2022, the Company entered into a Financing Agreement (the “Credit Facility”) among the Company, as borrower, each of its wholly-owned subsidiaries as subsidiary guarantors (the “Guarantors”), the lenders party thereto from time to time (the “Lenders”) and Blue Torch Finance LLC, as administrative agent and collateral agent for the Lenders (the “Agent”). The Credit Facility provides for, among other things, a term loan in the aggregate principal amount of $31.5 million (the “Term Loan”). For further information, see Note 8, “Credit Facilities,” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
The Company does not have any off-balance sheet financing arrangements.
Future Contractual Obligations
As of March 31, 2022, we have future contractual obligations relating to operating lease obligations in the amount of $51.9 million, of which approximately $5.3 million is payable during the remainder of 2022.
We also have contractual obligations in the amount of $10.2 million, of which $4.3 million is payable during the remainder of 2022. These obligations include agreements with vendors in the areas of software, facilities, telephony, licensing fees, consulting, marketing, among others.
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

Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of March 31, 2022, as well as $2.8 million in long-term notes payable.
As noted above, subsequent to the quarter end, on April 14, 2022, the Company entered into a Credit Facility which provides for, among other things, a Term Loan in the aggregate principal amount of $31.5 million and bears interest at a rate per annum equal to LIBOR plus 9.0%, payable monthly.
Our future investment income may fall short of expectations due to changes in interest rates. At March 31, 2022, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting, during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Randy J. Hendricks, Chief Executive Officer, and Kevin Royal, Chief Financial Officer.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 10, 2022, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (Loss); (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOVIO INC

May 10, 2022	/s/ KEVIN ROYAL
Kevin Royal Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)