Form 10-Q
period 2022-06-30
Zovio Inc
filed 2022-08-04
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
The total number of shares of common stock outstanding as of July 29, 2022, was 34,206,052.

ZOVIO INC
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements
ZOVIO INC
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of June 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$20,812	$28,265
Restricted cash	6,079	9,288
Investments	227	974
Accounts receivable, net of allowance for credit losses of $1.2 million and $0.9 million at June 30, 2022 and December 31, 2021, respectively	4,951	9,631
Prepaid expenses and other current assets	8,633	13,423
Total current assets	40,702	61,581
Property and equipment, net	1,100	26,382
Operating lease assets	17,358	28,881
Goodwill and intangibles, net	23,915	29,499
Other long-term assets	2,358	2,691
Total assets	$85,433	$149,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$35,523	$74,769
Deferred revenue and student deposits	7,405	14,939
Total current liabilities	42,928	89,708
Rent liability	32,864	34,205
Other long-term liabilities	3,036	5,115
Total liabilities	78,828	129,028
Commitments and contingencies (see Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both June 30, 2022, and December 31, 2021	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 67,915 and 67,255 issued, and 34,206 and 33,546 outstanding, at June 30, 2022 and December 31, 2021, respectively	682	676
Additional paid-in capital	170,763	172,060
Retained earnings	271,860	283,970
Treasury stock, 33,709 shares at cost at both June 30, 2022, and December 31, 2021, respectively	(436,700)	(436,700)
Total stockholders' equity	6,605	20,006
Total liabilities and stockholders' equity	$85,433	$149,034
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$49,658	$66,670	$109,282	$140,777
Other revenue	1,722	2,516	3,731	5,268
Revenue and other revenue	$51,380	$69,186	$113,013	$146,045
Costs and expenses:
Technology and academic services	$17,290	$18,056	$35,788	$37,200
Counseling services and support	17,705	23,173	39,036	48,498
Marketing and communication	18,272	21,729	40,186	47,560
General and administrative	7,836	8,376	14,958	24,272
Legal expense	920	—	920	—
Restructuring and impairment expense	35,887	2,341	35,887	2,341
Gain on transactions, net	(45,689)	—	(45,689)	—
Total costs and expenses	52,221	73,675	121,086	159,871
Operating loss	(841)	(4,489)	(8,073)	(13,826)
Other income (expense), net	(3,824)	232	(3,951)	159
Loss before income taxes	(4,665)	(4,257)	(12,024)	(13,667)
Income tax expense (benefit)	8	(224)	86	(141)
Net loss	$(4,673)	$(4,033)	$(12,110)	$(13,526)
Loss per share:
Basic	$(0.14)	$(0.12)	$(0.36)	$(0.41)
Diluted	$(0.14)	$(0.12)	$(0.36)	$(0.41)
Weighted average number of common shares outstanding used in computing loss per share:
Basic	34,122	33,343	33,844	33,058
Diluted	34,122	33,343	33,844	33,058
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2020	66,454	$668	$179,489	$326,319	$(447,259)	$59,217
Stock-based compensation	—	—	2,382	—	—	2,382
Stock issued under stock incentive plan, net of shares held for taxes	563	5	(1,083)	—	—	(1,078)
Contingent consideration	—	—	(122)	—	—	(122)
Stock issued for acquisition	—	—	(10,559)	—	10,559	—
Net loss	—	—	—	(9,493)	—	(9,493)
Balance at March 31, 2021	67,017	$673	$170,107	$316,826	$(436,700)	$50,906
Stock-based compensation	—	—	247	—	—	247
Stock issued under employee stock purchase plan	31	—	76	—	—	76
Stock issued under stock incentive plan, net of shares held for taxes	79	1	(89)	—	—	(88)
Net loss	—	—	—	(4,033)	—	(4,033)
Balance at June 30, 2021	67,127	$674	$170,341	$312,793	$(436,700)	$47,108

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2021	67,255	$676	$172,060	$283,970	$(436,700)	$20,006
Stock-based compensation	—	—	(1,169)	—	—	(1,169)
Stock issued under stock incentive plan, net of shares held for taxes	509	5	(138)	—	—	(133)
Net loss	—	—	—	(7,437)	—	(7,437)
Balance at March 31, 2022	67,764	$681	$170,753	$276,533	$(436,700)	$11,267
Stock-based compensation	—	—	(13)	—	—	(13)
Stock issued under employee stock purchase plan	38	—	35	—	—	35
Stock issued under stock incentive plan, net of shares held for taxes	113	1	(12)	—	—	(11)
Net loss	—	—	—	(4,673)	—	(4,673)
Balance at June 30, 2022	67,915	$682	$170,763	$271,860	$(436,700)	$6,605
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(12,110)	$(13,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	257	911
Depreciation and amortization	3,911	4,262
Stock-based compensation	(1,182)	2,629
Noncash lease expense	2,849	4,367
Net loss (gain) on marketable securities	140	(144)
Loss on disposal or impairment of fixed assets	35,887	61
Gain on transactions, net	(45,689)	—
Changes in operating assets and liabilities:
Accounts receivable	3,108	(1,628)
Prepaid expenses and other current assets	(1,643)	(614)
Other long-term assets	(1,611)	(1,568)
Accounts payable and accrued liabilities	(38,771)	(9,198)
Deferred revenue and student deposits	198	2,491
Operating lease liabilities	(3,456)	(5,243)
Other liabilities	925	940
Net cash used in operating activities	(57,187)	(16,260)
Cash flows from investing activities:
Capital expenditures	(24)	(733)
Purchases of investments	(46)	(64)
Capitalized costs for intangible assets	(495)	(333)
Net proceeds from sale of assets	48,921	—
Sale of investments	652	247
Net cash provided by (used in) investing activities	49,008	(883)
Cash flows from financing activities:
Proceeds from the issuance of stock under employee stock purchase plan	35	76
Proceeds from long-term borrowings, net of fees	29,627	—
Tax withholdings on issuance of stock awards	(144)	(1,166)
Repayments on long-term borrowing	(32,001)	—
Net cash used in financing activities	(2,483)	(1,090)
Net decrease in cash, cash equivalents and restricted cash	(10,662)	(18,233)
Cash, cash equivalents and restricted cash at beginning of period	37,553	55,497
Cash, cash equivalents and restricted cash at end of period	$26,891	$37,264
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$20,812	$23,981
Restricted cash	6,079	13,283
Total cash, cash equivalents and restricted cash	$26,891	$37,264

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$—	$14
Issuance of common stock for vested restricted stock units	$654	$3,774
Debt extinguishment	$—	$3,095
Issuance of notes payable	$—	$2,809
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
On May 23, 2022, the Company completed the sale of TutorMe through an Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company and TutorMe sold substantially all of the assets of TutorMe’s business in consideration of $55.0 million in cash and the assumption of certain liabilities of TutorMe’s business. The consideration payable pursuant to the Purchase Agreement is subject to a customary post-closing working capital adjustment. The gain on sale of TutorMe is comprised as follows:

TutorMe sale consideration	$55,000
Less: Disposed net assets:
Accounts receivable, net	1,314
Prepaid and other assets	619
Goodwill	3,472
Intangibles	376
Deferred revenue	(7,732)
Other liabilities	(631)
Less: Transaction fees and adjustments	6,079
Gain on sale of TutorMe	$51,503
As previously disclosed, on December 1, 2020, the Company finalized a definitive Asset Purchase and Sale Agreement (the “Purchase Agreement”), by and among the Company, AU LLC (the “University”), the Arizona Board of Regents, a body corporate, for and on behalf of the University of Arizona (the “University of Arizona”), and the University of Arizona Global Campus (“Global Campus or “UAGC”). Upon the closing of the Purchase Agreement, Global Campus owns and operates the University in affiliation with the University of Arizona and with a focus on expanding access to education for non-traditional adult learners, and the Company provides services to Global Campus under a long-term Strategic Services Agreement (the “Services Agreement”). The services that the Company provides to Global Campus under the Services Agreement include recruiting, admissions, marketing, student financial aid processing, and financial aid advising, program advising, student retention advising, support services for academics, information technology and institutional support services in exchange for the service fees described in the UAGC Services Agreement (collectively, the “UAGC Services Business”).
On July 31, 2022, the Company entered into a new asset purchase agreement (the “New Asset Purchase Agreement”), pursuant to which Zovio sold to UAGC all of the remaining assets of Zovio related to the UAGC Services Business (the “Transaction”). In connection with the Transaction, the parties terminated the previous agreements. In addition, UAGC (a) paid to Zovio cash in the amount of $1.00, (b) assumed all obligations under Zovio’s business contracts associated with the UAGC Services Businesses, including the lease for the facilities located in Chandler, Arizona, which has a remaining term of eight years and approximately $20.0 million in rent obligations, (c) released Zovio from all remaining obligations under the UAGC/Zovio Agreements, including from all indemnification obligations under the Original Asset Purchase Agreement and all minimum payment guarantees under the UAGC Services Agreement, and (d) granted Zovio a general release of all claims. In addition, UAGC hired substantially all of the UAGC Services Business employees (as determined by UAGC). In turn, Zovio (i) paid to UAGC cash in the amount of $5.5 million, reflecting the allocated minimum payment owed by Zovio to UAGC for the month of July 2022, (ii) paid to UAGC cash in the amount of $5.0 million, and assigned to UAGC the right to a security deposit in the amount of $2.7 million, for assumption of Zovio’s obligations under the Chandler lease, (iii) granted UAGC the right to any refund achieved by Zovio after the closing of the Transaction from the State of California as a result of its appeal of that

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
certain judgment set forth in the Statement of Decision issued by the Superior Court of the State of California, County of San Diego on March 3, 2022, (iv) released UAGC from all remaining obligations under the UAGC/Zovio Agreements, and (v) granted UAGC and University of Arizona a general release of all claims.
The gain on the sale of TutorMe noted above was partially offset by a $5.8 million loss on transaction recognized for the net asset adjustment from Global Campus in connection with the Transaction on July 31, 2022.
Following the consummation of the Transaction on July 31, 2022, Zovio and UAGC have no contractual or other relationship with one another, other than an agreement to reasonably cooperate to effect the Transaction. As of the date hereof, UAGC operates the University as an integrated, online university. Zovio will continue to support the continued growth and expansion of its Fullstack Academy subsidiary and simultaneously explore strategic alternatives for that business. For additional information, see Note 16, “Subsequent Events.”
Prior to the Transaction, the majority of the Company's cash came from the Services Agreement with Global Campus. The service fees in the Services Agreement were subject to certain minimum residual liability adjustments, including performance-based adjustments, minimum profit level adjustments, and excess direct cost adjustments. These adjustments are all variable in nature in that they depend upon the Company’s performance during each service period, and to a certain extent the performance and forecast of Global Campus.

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
Going Concern and Liquidity
As of June 30, 2022, the Company had combined cash and cash equivalents of $20.8 million, compared with combined cash and cash equivalents of $28.3 million as of December 31, 2021. During the three months ended June 30, 2022, the Company sold TutorMe for $55.0 million as described in Note 1, “Nature of Business,” and used the proceeds to pay down its debt of $31.5 million as described in Note 8, “Credit Facilities,” and pay the $22.4 million in statutory penalties for the California Attorney General matter as described in Note 14, “Commitments and Contingencies.” The Company had negative cash flows from operations of $15.4 million for the fiscal year 2021, and negative cash flows from operations of $57.2 million for the six months ended June 30, 2022.
The Company’s Services Agreement with Global Campus was subject to certain adjustments that impacted the amount and timing of cash flows, which payment terms were modified in April 2022 for the months of July, August and September

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
2022. Further, Global Campus incurred higher costs in their fourth quarter (the Company's second quarter) than the Company previously budgeted. On or about June 15, 2022, Global Campus advised the Company that Global Campus received a notice from the Department of Defense that they were placed on probation which would preclude them from enrolling new military students, pending completion of a comprehensive review. Additionally, there were communications from the Department of Defense to current Global Campus students cautioning them to consider leaving the University. We were advised by Global Campus that this matter should be resolved in a timely manner, however, it became apparent over the following weeks that these prolonged actions were having a negative impact on the University's revenue and therefore a negative impact on the Company's financial outlook. As a result, the Company entered into a new agreement with Global Campus, effective on July 31, 2022, which allowed Global Campus to acquire the business previously used to provide services to Global Campus. For additional information, see Note 16, “Subsequent Events.”
The Company will continue to support the continued growth and expansion of its Fullstack subsidiary and simultaneously explore strategic alternatives for that business. The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations and availability to other funding sources. Due to the Company’s negative cash flows from operations and projected future negative cash flows from operations resulting from the Transaction with Global Campus and reduction of availability of debt financing, substantial doubt exists about the Company’s ability to continue as a going concern for the twelve months following the issuance of these condensed consolidated financial statements. Management plans to cover any shortfall from operations by selling its Fullstack subsidiary or obtaining debt financing. However, there can be no assurance the Company will be successful in these efforts.
The condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Impairment of Long-Lived Assets
The Company assesses potential impairment to its long-lived assets under ASC 360, Property and Equipment. The Company makes this assessment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded if the carrying amount of the long-lived asset is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds fair value and is recorded as a reduction in the carrying value of the related asset and an expense to operating results. Due to the Transaction with Global Campus on July 31, 2022, the Company’s qualitative assessment indicated that an impairment in the Company’s long-lived assets occurred as of June 30, 2022. For additional information, see Note 16, “Subsequent Events.”
The Company recorded an impairment of its long-lived assets during the six-months ended June 30, 2022 in the consolidated statements of income (loss) of $35.9 million as follows:

Property and equipment, net	$22,596
Operating lease assets	10,370
Intangibles, net	976
Other long-term assets	1,945
Impairment of long-lived assets	$35,887
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements. Actual results could differ from those estimates. As noted above, these condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Comprehensive Loss
The Company has no components of other comprehensive income (loss), and therefore, comprehensive loss equals net loss.
Recent Accounting Pronouncements
None noted as applicable.

3. Revenue, Other Revenue and Deferred Revenue
The following table presents the Company’s net revenue disaggregated based on the revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Strategic services revenue	$41,022	$59,688	$91,310	$126,614
Transition services income	1,722	2,516	3,731	5,268
Tuition revenue, net	8,576	6,866	17,822	13,956
Other revenue, net (1)	60	116	150	207
Total revenue, net	$51,380	$69,186	$113,013	$146,045
(1) Represents revenue generated from various services and other miscellaneous fees.

The following table presents the Company’s net revenue disaggregated based on the timing of revenue recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Over time, over period of instruction	$51,340	$69,135	$112,932	$145,903
Point in time (1)	40	51	81	142
Total revenue, net	$51,380	$69,186	$113,013	$146,045
(1) Represents revenue generated from digital textbooks and other miscellaneous fees.
The Company operates under two reportable segments and has no significant foreign operations or assets located outside of the United States. For additional information on segmentation, see Note 15, “Segment Information.”

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Deferred Revenue and Student Deposits
Current deferred revenue and student deposits consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Deferred revenue, current	$6,901	$14,469
Student deposits	504	470
Total current deferred revenue and student deposits	$7,405	$14,939
Below are the opening and closing balances of current deferred revenue from the Company’s contracts with customers (in thousands):

	June 30, 2022	June 30, 2021
Current deferred revenue opening balance, January 1	$14,469	$7,477
Current deferred revenue closing balance, June 30	6,901	9,981
Increase (decrease)	$(7,568)	$2,504
For further information on receivables, refer to Note 6, “Accounts Receivable, Net” within the condensed consolidated financial statements.
Deferred revenue consists of cash payments that are received or due in advance of the Company’s performance. As of June 30, 2022 the deferred revenue balance relates entirely to the Zovio Growth segment. For the majority of the Company’s customers, payment for services is due prior to services being provided and is included in current deferred revenue. However, there were previously contracts which included deferred revenue that was deemed to be long-term. For additional information, refer to Note 7, “Other Significant Balance Sheet Accounts - Other Long-Term Liabilities” within the condensed consolidated financial statements.
The difference between the opening and closing balances of deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment. For the six months ended June 30, 2022, the Company recognized $8.0 million of revenue that was included in the deferred revenue balance as of January 1, 2022. For the six months ended June 30, 2021, the Company recognized $6.1 million of revenue that was included in the deferred revenue balance as of January 1, 2021. Amounts reported in the closing balance of deferred revenue are expected to be recognized as revenue within the next 12 months.
4. Restructuring and Impairment Expense
During the three and six months ended June 30, 2022, the Company recognized $35.9 million of asset impairment charges in the restructuring and impairment expense line item on the Company’s condensed consolidated statements of income (loss).
During the three and six months ended June 30, 2021, the Company recognized $2.3 million of severance costs in the restructuring and impairment expense line item on the Company’s condensed consolidated statements of income (loss).
The following table summarizes the amounts recorded in the restructuring and impairment expense line item on the Company’s condensed consolidated statements of income (loss) for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Asset impairment	$35,887	$—	$35,887	$—
Severance costs	$—	$2,341	$—	$2,341
Total restructuring and impairment expense	$35,887	$2,341	$35,887	$2,341

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company previously vacated or consolidated properties and subsequently reassessed its non-cancelable leases. Additionally, the Company previously implemented restructuring plans to reduce operating expenses, implement cost reductions and conserve cash resources. The severance costs and lease costs are expected to substantially all be paid out over the next 12 months.
The following table summarizes the changes in the Company's restructuring and impairment liability by type during the six months ended June 30, 2022 (in thousands):

	Asset Impairment	Student Transfer Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2021	$—	$1,282	$520	$398	$2,200
Restructuring and impairment expense	35,887	—	—	—	35,887
Payments and adjustments	—	—	(520)	(140)	(660)
Non-cash transaction	(35,887)	—	—	—	(35,887)
Balance at June 30, 2022	$—	$1,282	$—	$258	$1,540
The restructuring liability amounts are recorded within either the (i) accounts payable and accrued liabilities account or (ii) rent liability account on the condensed consolidated balance sheets.

5. Fair Value Measurements
The following tables summarize fair value information as of June 30, 2022 and December 31, 2021, respectively (in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Mutual funds	$227	$—	$—	$227

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Mutual funds	$974	$—	$—	$974
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
There were no differences between amortized cost and fair value of investments as of June 30, 2022 or December 31, 2021, and no reclassifications out of accumulated other comprehensive income during the six months ended June 30, 2022 or 2021.
6. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Accounts receivable	$6,113	$10,562
Less allowance for credit losses	1,162	931
Accounts receivable, net	$4,951	$9,631

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the changes in the allowance for credit losses for the six months ended June 30, 2022 (in thousands):

Beginning Balance	Charged to Expense	Write-offs	Recoveries of amounts	Ending Balance
$931	$257	$(43)	$17	$1,162
The following table presents the changes in the allowance for credit losses for the six months ended June 30, 2021 (in thousands):

Beginning Balance	Charged to Expense	Write-offs	Recoveries of amounts	Ending Balance
$1,216	$911	$(299)	$—	$1,828

7. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Prepaid expenses	$2,565	$2,664
Prepaid licenses	2,652	1,233
Prepaid insurance	2,500	2,254
Insurance recoverable	377	496
Other current assets (1)	539	6,776
Total prepaid expenses and other current assets	$8,633	$13,423
(1) Decrease in balances is primarily due to the $5.8 million loss on transaction recognized for the net asset adjustment from Global Campus in connection with the Transaction on July 31, 2022. See Note 16, “Subsequent Events.”
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Furniture and office equipment	$1,383	$22,032
Software	—	4,493
Leasehold improvements	—	15,921
Vehicles	—	22
Total property and equipment (1)	1,383	42,468
Less accumulated depreciation and amortization	(283)	(16,086)
Total property and equipment, net	$1,100	$26,382
(1) Decrease in balances are partially due to the asset impairment recognized in connection with the transaction with Global Campus. See Note 16, “Subsequent Events.”
For the three months ended June 30, 2022 and 2021, depreciation and amortization expense related to property and equipment was $1.3 million and $1.3 million, respectively. For the six months ended June 30, 2022 and 2021, depreciation and amortization expense related to property and equipment was $2.7 million and $2.6 million, respectively.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Goodwill and Intangibles, Net
Goodwill and intangibles, net, consisted of the following (in thousands):

	June 30, 2022
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs (1)	$570	$(114)	$456
Purchased intangible assets	12,455	(8,700)	3,755
Total definite-lived intangible assets	$13,025	$(8,814)	$4,211
Goodwill			19,704
Total goodwill and intangibles, net			$23,915

	December 31, 2021
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$13,982	$(12,796)	$1,186
Purchased intangible assets	14,185	(9,048)	5,137
Total definite-lived intangible assets	$28,167	$(21,844)	$6,323
Goodwill			23,176
Total goodwill and intangibles, net			$29,499
(1) Decrease in balances are partially due to the asset impairment recognized in connection with the Transaction with Global Campus. See Note 16, “Subsequent Events.”
For the three months ended June 30, 2022 and 2021, amortization expense was $0.6 million and $0.7 million, respectively. For the six months ended June 30, 2022 and 2021, amortization expense was $1.3 million and $1.7 million, respectively.
The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
Remainder of 2022	$960
2023	1,919
2024	584
2025	129
2026	122
Thereafter	497
Total future amortization expense	$4,211

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Accounts payable	$7,791	$5,967
Accrued salaries and wages	4,364	5,434
Accrued bonus	1,360	3,625
Accrued vacation	2,915	3,037
Accrued litigation and fees	—	22,376
Minimum residual liability	68	14,987
Accrued expenses	14,025	13,400
Current leases payable	4,071	4,492
Accrued insurance liability	929	1,404
Accrued income taxes payable	—	47
Total accounts payable and accrued liabilities	$35,523	$74,769
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Notes payable	$2,797	$2,723
Deferred revenue	—	807
Other long-term liabilities	239	1,585
Total other long-term liabilities	$3,036	$5,115

8. Credit Facilities
The Company has issued letters of credit that are collateralized with cash, in the aggregate amount of $6.0 million as of June 30, 2022. The letters of credit relate primarily to the Company's leased facilities and insurance requirements. The collateralized cash is held in restricted cash on the Company's condensed consolidated balance sheets.
The Company is required to provide surety bonds in certain states in which it does business. As a result, the Company previously entered into a surety bond facility with an insurance company to provide such bonds when required. Although there are no remaining issued bonds on the Company’s behalf under this facility as of June 30, 2022, the Company still holds certain liability associated with any required collateral.
On April 14, 2022, the Company entered into a Financing Agreement (the “Credit Facility”) among the Company, as borrower, each of its wholly-owned subsidiaries as subsidiary guarantors (the “Guarantors”), the lenders party thereto from time to time (the “Lenders”) and Blue Torch Finance LLC, as administrative agent and collateral agent for the Lenders (the “Agent”). The Credit Facility provided for a term loan in the aggregate principal amount of $31.5 million (the “Term Loan”). The proceeds of the Term Loan were used (i) to satisfy the judgement in the CA Attorney General lawsuit, and (ii) to fund the working capital of the Company and the Guarantors.
Subject to the terms of Credit Facility, the Term Loan had an interest rate per annum equal to LIBOR plus 9.0%, payable monthly. The principal amount of the Term Loan was to be repaid in equal quarterly installments of $393,750 beginning June 30, 2023 and through March 31, 2025, with the remaining unpaid principal amount of the Term Loan, and all accrued and unpaid interest thereon, due and payable on the maturity date of April 14, 2025. The Credit Facility contained customary

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
representations, warranties, affirmative and negative covenants (including financial covenants), and indemnification provisions in favor of the Agent and the Lenders.
Concurrent with the sale of TutorMe on May 23, 2022, the Company repaid in full all outstanding obligations of the Company owed to Blue Torch Finance, LLC and the Lenders pursuant to the Credit Facility. In connection with the Company’s repayment of the outstanding obligations under the Credit Facility, Blue Torch terminated the Credit Facility and released all of its security interests in and liens on all of the assets of the Company and its subsidiaries.
There was an extinguishment of debt and an early termination of the loan during the period ended June 30, 2022. All fees associated with the term loan, including a termination fee of $0.5 million, and the write-off of the unamortized financing fees of $3.0 million. These along with normal interest expense of $0.3 million and amortization of issuance costs of $0.1 million, were included as part of “Other income (expense), net” in the condensed consolidated statements of income (loss).
9. Lease Obligations
Operating Leases
The Company leases various office and classroom facilities with terms that expire at various dates through 2033. These facilities are used for academic operations, corporate functions, enrollment services and student support services. The Company does not have any leases other than its office facilities and classrooms. All of the leases were classified as operating leases for the period ended June 30, 2022, and the Company does not have any finance leases. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on the Company’s condensed consolidated balance sheets.
In 2021, the Company entered into a new lease in New York for classrooms and office space and recorded a right-of-use asset of $14.6 million in exchange for lease obligations. However, in the fourth quarter of 2021, the Company began to market this space for sublease. There is no impairment indicator at this time, but there is no guarantee that the Company will be able to sublease the space at rates materially similar to that of the current lease.
The Company's one active sublease as of June 30, 2022 relates to office space of approximately 21,000 square feet in Denver, Colorado with a remaining commitment to lease of 8 months and net lease payments of $0.4 million. Sublease income for the six months ended June 30, 2022 and 2021 was $0.3 million and $1.3 million, respectively. The Company’s sublease does not include any options to extend or for early termination and do not contain any residual value guarantees or restrictive covenants. The sublease was classified as an operating lease for the period ended June 30, 2022.
10. Loss Per Share
Basic loss per share is calculated by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding for the period.
Diluted loss per share is calculated by dividing net loss available to common stockholders for the period by the sum of (i) the weighted average number of common shares outstanding for the period, plus (ii) potentially dilutive securities outstanding during the period, if the effect is dilutive. Potentially dilutive securities for the periods presented include stock options, unvested restricted stock units (“RSUs”) and unvested performance stock units (“PSUs”).

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the computation of basic and diluted loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(4,673)	$(4,033)	$(12,110)	$(13,526)
Denominator:
Weighted average number of common shares outstanding	34,122	33,343	33,844	33,058
Effect of dilutive options and stock units	—	—	—	—
Diluted weighted average number of common shares outstanding	34,122	33,343	33,844	33,058
Loss per share:
Basic	$(0.14)	$(0.12)	$(0.36)	$(0.41)
Diluted	$(0.14)	$(0.12)	$(0.36)	$(0.41)
The following table sets forth the number of stock options and stock units excluded from the computation of diluted loss per share for the periods indicated below because their effect was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	800	1,308	949	1,445
Stock units	3,187	1,269	3,077	1,094
11. Stock-Based Compensation
The Company recorded a reversal of $13.0 thousand of stock-based compensation expense for the three months ended June 30, 2022, primarily relating to the forfeitures of certain performance-based PSUs not meeting their targets. The Company recorded $0.2 million of stock-based compensation expense for the three months ended June 30, 2021. The related income tax expense was $3.0 thousand for the three months ended June 30, 2022, and the related income tax benefit was $0.1 million for the three months ended June 30, 2021.
The Company recorded a reversal of $1.2 million for the six months ended June 30, 2022, primarily relating to the forfeitures of certain performance-based PSUs not meeting their targets. The Company recorded an expense of $2.6 million of stock-based compensation expense for the six months ended June 30, 2021. The related income tax expense was $0.3 million for the six months ended June 30, 2022, and the related income tax benefit was $0.7 million for the six months ended June 30, 2021.
During the six months ended June 30, 2022, the Company granted 1.0 million RSUs at a weighted average grant date fair value of $0.84 and 0.6 million RSUs vested. During the six months ended June 30, 2021, the Company granted 1.0 million RSUs at a weighted average grant date fair value of $3.39, and 0.9 million RSUs vested.
During the six months ended June 30, 2022, the Company granted 0.4 million performance-based PSUs at a weighted average grant date fair value of $0.90, and 0.2 million performance-based or market-based PSUs vested. During the six months ended June 30, 2021, the Company granted 0.8 million performance-based PSUs at a weighted average grant date fair value of 2.73, and no performance-based or market-based PSUs vested.
During each of the six months ended June 30, 2022, and 2021, the Company did not grant any stock options and no stock options were exercised.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of June 30, 2022, unrecognized compensation cost was $4.3 million related to unvested stock options, RSUs and PSUs.
12. Income Taxes
The Company uses the asset-liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that will result in income and deductions in future years.
The Company recognizes deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, the Company evaluates a number of factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended June 30, 2022 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation certain subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against its deferred tax assets should continue to be maintained as of June 30, 2022.
The Company’s current effective income tax rate that has been applied to normal, recurring operations for the six months ended June 30, 2022, after discrete items, was (0.7)%.
As of both June 30, 2022, and December 31, 2021, the Company did not have any gross unrecognized tax benefits. Although the Company believes the tax accruals provided are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from the Company’s historical income tax provisions and accruals.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The 2017 tax year and forward are open to examination for federal income tax purposes, and the 2015 tax year and forward are open to examination for state income tax purposes.

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
Following the July 31, 2022 Transaction with Global Campus, the Company was released from all remaining obligations under the UAGC/Zovio Agreements, including from all indemnification obligations under the Original Asset Purchase Agreement. For additional information, see Note 16, “Subsequent Events.”
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
In November 2020, WSCUC approved the change of control application filed to complete the Original Asset Purchase Agreement, subject to certain conditions. WSCUC notified Global Campus that the provisions of the Notice of Concern issued as part of the reaffirmation of the University in July 2019 also remain in effect.
Department of Education
On December 1, 2020, the parties to the Purchase Agreement entered into Amendment No. 1 to the Purchase Agreement (“Amendment”) pursuant to which, among other things, the University of Arizona and Global Campus waived the closing condition regarding issuance of a pre-acquisition review notice by the Department of Education. Under the terms of the Purchase Agreement, as amended, the Closing was subject to customary closing conditions for transactions in this sector. The Department was expected to conduct a post-closing review of Global Campus, consistent with the Department’s procedures during which the Department makes a determination on the institution’s request for recertification from the Department following the change of control, including whether to impose or place other conditions or restrictions. To be eligible to participate in Title IV programs, an institution must comply with the Higher Education Act and the regulations thereunder that are administered by the Department.
On July 1, 2022, the Department notified the Company that as a result of the Statement of Decisions issued in the California Attorney General matter as described below in Note 14, “Commitments and Contingencies,” the Department was conducting a preliminary review of the Company’s participation in Title IV Higher Education Act programs and requested various documents and information from the Company. The Company is evaluating the request and cooperating with the Department.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
On March 7, 2022, the Superior Court of the State of California, County of San Diego (the “Court”), issued a Statement of Decision regarding the Lawsuit in favor of the CA Attorney General. In the Statement of Decision, the Court ordered the Company to pay $22.4 million in statutory penalties. As a result, the Company accrued an additional $14.3 million in the fourth quarter of 2021, for a total of $22.4 million accrued as of December 31, 2021. The Court denied the CA Attorney General’s demands for restitution and injunctive relief finding no evidence postdating 2017 that would necessitate an injunction. The Company is disappointed by the Court’s decision and believes that its practices were at all times in compliance with California law. On June 10, 2022, the Company filed a notice of appeal on the Statement of Decision. During the second quarter of 2022, the Company paid $23.3 million, which included the full amount of the judgment as well as applicable costs and accrued interest. This payment does not waive the Company’s right to appeal the judgment.
In connection with the Transaction closed on July 31, 2022, the Company granted UAGC the right to any refund achieved from the State of California as a result of the appeal. For additional information, see Note 16, “Subsequent Events.”

15. Segment Information
The Company operates in two reportable segments: University Partners and Zovio Growth. The Company reports segment information based upon the management approach, and how the chief operating decision maker views the operations.
Until the sale of TutorMe, the Company had three operating segments: Fullstack, TutorMe, and Zovio, and two reportable segments: University Partners and Zovio Growth. On May 23, 2022, the Company completed the sale of TutorMe by which the Company sold substantially all of the assets of TutorMe’s business in consideration of cash and the assumption of certain liabilities of TutorMe’s business. For additional information, see Note 1, “Nature of Business.”
The Company’s operating segments are determined based on (i) financial information reviewed by the CEO, who is the chief operating decision maker, (ii) internal management and related reporting structure, and (iii) the basis upon which the chief operating decision maker makes resource allocation decisions.
Fullstack and TutorMe, through sale date, are aggregated into a single reportable segment, called Zovio Growth. The aggregation of the Fullstack and TutorMe operating segments was based on their uniform customer bases and methods of services provided as required by ASC 280-10-50-12. Based on these same quantitative tests, the Zovio operating segment is a separate reportable segment, called University Partners. The segment reporting did not have any impact on the determination of reporting units used to assess impairment under ASC 350, Intangibles - Goodwill and Other.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Segment Performance
The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue by segment
University Partners	$42,784	$62,254	$95,117	$131,933
Zovio Growth	8,596	6,932	17,896	14,112
Total revenue and other revenue	$51,380	$69,186	$113,013	$146,045

Segment profitability
University Partners	$3,039	$(654)	$413	$(6,091)
Zovio Growth	(2,002)	(1,858)	(4,575)	(3,473)
Total segment profitability(1)	$1,037	$(2,512)	$(4,162)	$(9,564)
(1) Segment profitability represents EBITDA.
The following table reconciles total loss before income taxes to total segment profitability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss before income taxes	$(4,665)	$(4,257)	$(12,024)	$(13,667)
Adjustments:
Other expense, net	3,824	(232)	3,951	(159)
Depreciation and amortization expense	1,878	1,977	3,911	4,262
Total segment profitability	$1,037	$(2,512)	$(4,162)	$(9,564)
During both the three months ended and six months ended June 30, 2022 and June 30, 2021, Global Campus accounted for the entire amount of the University Partners segment revenue, respectively.
During both the a three months ended and six months ended June 30, 2022 or 2021, there were no customers or individual university clients which accounted for 10% or more of the Zovio Growth segment revenue.
The Company’s total assets by segment are as follows (in thousands):

	As of June 30, 2022	As of December 31, 2021
University Partners	$35,907	$86,628
Zovio Growth	49,526	62,406
Total assets	$85,433	$149,034

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s accounts receivable in each segment are as follows (in thousands):

	As of June 30, 2022	As of December 31, 2021
University Partners	$252	$78
Zovio Growth	4,699	9,553
Total accounts receivable	$4,951	$9,631
As of each June 30, 2022 and December 31, 2021, the University Partners accounts receivable balance was immaterial. As of each June 30, 2022 and December 31, 2021, there were no individual partners or customers which accounted for 10% or more of the Zovio Growth accounts receivable balance, as customers are individual students or third parties paying on their behalf, rather than university clients.
The Company’s deferred revenue and student deposit amounts as of June 30, 2022 and December 31, 2021, respectively, are fully attributable to the Zovio Growth segment. For additional information on deferred revenue and student deposits, see Note 3, “Revenue, Other Revenue and Deferred Revenue.”
The Company’s goodwill amounts as of June 30, 2022 and December 31, 2021, respectively, are fully attributable to the Zovio Growth segment. For additional information on goodwill, see Note 7, “Other Significant Balance Sheet Accounts - Goodwill and intangibles, net.”

16. Subsequent Events
The Company performed an evaluation of events occurring between the end of our most recent quarter end and the date of filing these condensed consolidated financial statements.
As previously disclosed, in December 2020, the Company, along with The University of Arizona Global Campus, an Arizona nonprofit corporation (“Global Campus” or “UAGC”), and the Arizona Board of Regents, a body corporate, for and on behalf of The University of Arizona (“UofA”), entered into an Asset Purchase and Sale Agreement (as amended, the “Original Asset Purchase Agreement”), pursuant to which, among other things, Zovio agreed to sell to UAGC certain institutional assets related to its regionally-accredited, online university (the “University”). In connection with that transaction, the parties entered into a long-term Strategic Services Agreement (the “UAGC Services Agreement” and, together with the Original Asset Purchase Agreement and certain related agreements, the “UAGC/Zovio Agreements”), dated December 1, 2020, pursuant to which, among other things, Zovio was engaged by UAGC to provide certain services related to UAGC’s operation of the University, including recruiting, admissions, marketing, student financial aid processing, and financial aid advising, program advising, student retention advising, support services for academics, information technology and institutional support services in exchange for the service fees described in the UAGC Services Agreement (collectively, the “UAGC Services Business”).
On July 31, 2022, the Company entered into and simultaneously closed a new asset purchase agreement (the “New Asset Purchase Agreement”), pursuant to which Zovio sold to UAGC all of the remaining assets of Zovio related to the UAGC Services Business (the “Transaction”). In connection with the Transaction, the parties terminated the previous agreements. In addition, UAGC (a) paid to Zovio cash in the amount of $1.00, (b) assumed all obligations under Zovio’s business contracts associated with the UAGC Services Businesses, including the lease for the facilities located in Chandler, Arizona, which has a remaining term of eight years and approximately $20.0 million in rent obligations, (c) released Zovio from all remaining obligations under the UAGC/Zovio Agreements, including from all indemnification obligations under the Original Asset Purchase Agreement and all minimum payment guarantees under the UAGC Services Agreement, and (d) granted Zovio a general release of all claims. In addition, UAGC hired substantially all of the UAGC Services Business employees (as determined by UAGC). In turn, Zovio (i) paid to UAGC cash in the amount of $5.5 million, reflecting the allocated minimum payment owed by Zovio to UAGC for the month of July 2022, (ii) paid to UAGC cash in the amount of $5.0 million, and assigned to UAGC the right to a security deposit in the amount of $2.7 million, for assumption of Zovio’s obligations under the Chandler lease, (iii) granted UAGC the right to any refund achieved by Zovio after the closing of the Transaction from the State of California as a result of its appeal of that certain judgment set forth in the Statement of Decision issued by the Superior Court of the State of California, County of San Diego on March 3, 2022, (iv) released UAGC from all remaining obligations under the UAGC/Zovio Agreements, and (v) granted UAGC and UofA a general release of all claims.

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
Forward-looking statements should not be interpreted as a guarantee of future performance or results and will not necessarily be accurate indications of the times at or by which such performance or results will be achieved, if at all. Forward-

looking statements are based on information available at the time such statements are made and the current good faith beliefs, expectations and assumptions of management regarding future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. For a discussion of some of these risks and uncertainties, see Part II, Item 1A, “Risk Factors” as well as the discussion of such risks and uncertainties contained in our other filings with the SEC, including the Form 10-K.
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
On May 23, 2022, the Company completed the sale of TutorMe through an Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company and TutorMe sold substantially all of the assets of TutorMe’s business in consideration of $55.0 million in cash and the assumption of certain liabilities of TutorMe’s business. The consideration payable pursuant to the Purchase Agreement is subject to a customary post-closing working capital adjustment.
On July 31, 2022, the Company entered into a new asset purchase agreement (the “New Asset Purchase Agreement”), pursuant to which Zovio sold to Global Campus all of the remaining assets of Zovio related to the UAGC Services Business (the “Transaction”). In connection with the Transaction, the parties terminated the previous agreements. In addition, UAGC (a) paid to Zovio cash in the amount of $1.00, (b) assumed all obligations under Zovio’s business contracts associated with the UAGC Services Businesses, including the lease for the facilities located in Chandler, Arizona, which has a remaining term of eight years and approximately $20.0 million in rent obligations, (c) released Zovio from all remaining obligations under the UAGC/Zovio Agreements, including from all indemnification obligations under the Original Asset Purchase Agreement and all minimum payment guarantees under the UAGC Services Agreement, and (d) granted Zovio a general release of all claims. In addition, UAGC hired substantially all of the UAGC Services Business employees (as determined by UAGC). In turn, Zovio (i) paid to UAGC cash in the amount of $5.5 million, reflecting the allocated minimum payment owed by Zovio to UAGC for the month of July 2022, (ii) paid to UAGC cash in the amount of $5.0 million, and assigned to UAGC the right to a security deposit in the amount of $2.7 million, for assumption of Zovio’s obligations under the Chandler lease, (iii) granted UAGC the right to any refund achieved by Zovio after the closing of the Transaction from the State of California as a result of its appeal of that certain judgment set forth in the Statement of Decision issued by the Superior Court of the State of California, County of San Diego on March 3, 2022, (iv) released UAGC from all remaining obligations under the UAGC/Zovio Agreements, and (v) granted UAGC and University of Arizona a general release of all claims.
Following the consummation of the Transaction, Zovio and UAGC have no contractual or other relationship with one another, other than an agreement to reasonably cooperate to effect the transactions contemplated by the New Asset Purchase Agreement. As of the date hereof, UAGC operates the University as an integrated, online university. Zovio will continue to support the continued growth and expansion of its Fullstack Academy subsidiary and simultaneously explore strategic alternatives for that business. For additional information, see Note 16, “Subsequent Events.”
The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations and availability to other funding sources. Due to the Company’s negative cash flows from operations and projected future negative cash flows from operations resulting from the transaction with Global Campus and reduction of availability of debt financing, substantial doubt exists about the Company’s ability to continue as a going concern for the twelve months following the issuance of these condensed consolidated financial statements. Management plans to cover any shortfall from operations by selling its Fullstack subsidiary or obtaining debt financing. However, there can be no assurance the Company will be successful in these efforts.
Key Financial Metrics
In evaluating our operating performance, our management focuses in large part on our revenue and operating income (loss). The following table, which should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report, presents our key operating data for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated Statement of Income (Loss) Data:	2022	2021	2022	2021
Revenue and other revenue	$51,380	$69,186	$113,013	$146,045
Operating loss	$(841)	$(4,489)	$(8,073)	$(13,826)
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

Legal expense is comprised of charges related to the estimated amounts to resolve the previously disclosed investigation for the California Attorney General.
Restructuring and impairment expenses in the current year are comprised of impairments of long-lived assets due to the transfer of assets to Global Campus with the July 31, 2022 Transaction. In the prior year, these charges are primarily comprised of severance costs related to headcount reductions made in connection with restructuring plans.
Gain on transactions, net amount represents the gain on the sale of TutorMe in May 2022, partially offset by the loss on transaction for the write-off of the net asset adjustment due from Global Campus.
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
We recognize deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, we evaluate factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss. The cumulative loss incurred over the three-year period ended June 30, 2022 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. Such objective evidence limited our ability to consider in our evaluation other subjective evidence such as our projections for future growth. Based on our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against our deferred tax assets should continue to be maintained as of June 30, 2022.
Critical Accounting Policies and Estimates
The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in Part II, Item 7 of the Form 10-K. There were no material changes to these critical accounting policies and estimates during the six months ended June 30, 2022.

Results of Operations
The following table sets forth our condensed consolidated statements of income (loss) data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue and other revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Technology and academic services	33.7	26.1	31.7	25.5
Counseling services and support	34.5	33.5	34.5	33.2
Marketing and communication	35.6	31.4	35.6	32.6
General and administrative	15.3	12.2	13.2	16.6
Legal expense	1.8	—	0.8	—
Restructuring and impairment expense	69.7	3.4	31.7	1.6
Gain on transactions, net	(88.9)	—	(40.4)	—
Total costs and expenses	101.7	106.6	107.1	109.5
Operating loss	(1.7)	(6.6)	(7.1)	(9.5)
Other income (expense), net	(7.4)	0.3	(3.5)	0.1
Loss before income taxes	(9.1)	(6.3)	(10.6)	(9.4)
Income tax expense (benefit)	0.0	(0.3)	0.1	(0.1)
Net loss	(9.1)%	(5.8)%	(10.7)%	(9.3)%
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Total revenue and other revenue. Total revenue and other revenue for the three months ended June 30, 2022 and 2021, was $51.4 million and $69.2 million, respectively, a decrease of $17.8 million, or 25.7%. For the three months ended June 30, 2022 and 2021, University Partners segment revenue was $42.8 million and $62.3 million, respectively, representing a decrease of 31.3%, and the Zovio Growth segment revenue was $8.6 million and $6.9 million, respectively, representing an increase of 24.0%.
The decrease in revenue in the University Partners segment of $19.5 million between periods was primarily due to the related decrease in service revenue due to a decrease in average weekly enrollment for the three months ended June 30, 2022, as compared to the same period ended June 30, 2021. A component of the University Partners segment revenue includes the other revenue generated from the Transition Services Agreement of approximately $1.7 million.
The increase in revenue in the Zovio Growth segment between periods was primarily due to the growth in new customer contracts within the Fullstack Academy subsidiary, as well as within the TutorMe subsidiary until its sale in May 2022.
Technology and academic services. Technology and academic services for the three months ended June 30, 2022 and 2021, were $17.3 million and $18.1 million, respectively, a decrease of $0.8 million, or 4.2%. Specific decreases between periods primarily include administrative expenses of $0.6 million, employee costs related allocated costs of $0.3 million and bad debt expense of $0.2 million, partially offset by an increase in license fees of $0.4 million. Technology and academic services, as a percentage of revenue, for the three months ended June 30, 2022 and 2021, were 33.7% and 26.1%, respectively, an increase of 7.6%. This increase primarily included increases in employee costs of 3.8%, license fees of 1.9%, consulting, outside services and professional fees of 1.3%, and instructional supplies and other technology and academic services expenses of 0.7%.
Counseling services and support. Counseling services and support for the three months ended June 30, 2022 and 2021, were $17.7 million and $23.2 million, respectively, a decrease of $5.5 million, or 23.6%. Specific factors contributing to the overall decrease between periods were primarily due to decreases in employee and related allocated costs of $4.4 million, facility costs of $0.8 million and depreciation of $0.1 million. Counseling services and support, as a percentage of revenue, for the three months ended June 30, 2022 and 2021, were 34.5% and 33.5%, respectively, an increase of 1.0%. This increase primarily included an increase in employee costs of 1.7%, partially offset by a decrease in facility costs of 0.8%.
Marketing and communication. Marketing and communication for the three months ended June 30, 2022 and 2021, were $18.3 million and $21.7 million, respectively, a decrease of $3.5 million, or 15.9%. Specific factors contributing to the overall decrease between periods were decreases in advertising of $2.5 million, employee costs of $1.2 million, and license fees of $0.1 million, partially offset by an increase in consulting and outside services $0.5 million. Marketing and communication, as a percentage of revenue, for the three months ended June 30, 2022 and 2021, were 35.6% and 31.4%, respectively, an increase of 4.2%. This increase was primarily due to increases in advertising of 3.4% and consulting and outside services of 1.6%, partially offset by a decrease in employee costs of 0.7%.
General and administrative. General and administrative expenses for the three months ended June 30, 2022 and 2021, were $7.8 million and $8.4 million, respectively, a decrease of $0.5 million, or 6.4%. The decrease between periods was primarily due to decreases in employee costs of $0.6 million, and professional fees of $0.6 million, partially offset by an increase in other general and administrative expenses of $0.6 million. General and administrative expenses, as a percentage of revenue, for the three months ended June 30, 2022 and 2021, were 15.3% and 12.2%, respectively, an increase of 3.1%. This increase was primarily due to increases in other general and administrative expenses of 1.5%, employee costs of 0.9%, and insurance of 0.9%.
Legal expense. Legal expense for three months ended June 30, 2022, were $0.9 million, which represents the additional amounts necessary for interest and penalties on the judgement relating to the California Attorney General’s lawsuit. There were no such legal expense for the three months ended June 30, 2021.
Restructuring and impairment expense. For the three months ended June 30, 2022, we recorded a charge of $35.9 million to restructuring and impairment expense. This related to the Company’s long-lived assets due to the transfer of assets to Global Campus with the July 31, 2022 transaction. For the three months ended June 30, 2021, we recorded a charge of $2.3 million to restructuring and impairment expense.
Gain on transactions, net. For the three months ended June 30, 2022, we recorded a net gain on the sale transactions of $45.7 million. Included in this amount was $51.5 million for the sale transaction of TutorMe, partially offset by the loss on transaction of $5.8 million for the write-off of the net asset adjustment due from Global Campus.
Other expense, net. Other expense, net, was $3.8 million for the three months ended June 30, 2022 and other expense, net was $0.2 million for the three months ended June 30, 2021, respectively. The amounts recognized during the three months ended June 30, 2022 relate primarily to the write-off of the unamortized financing fees for the term loan and interest expense.
Income tax expense (benefit). We recognized income tax expense of $8 thousand and an income tax benefit of $0.2 million for the three months ended June 30, 2022 and 2021, respectively, at effective tax rates of (0.2)% and 5.3%, respectively.
Net loss. Net loss was $4.7 million for the three months ended June 30, 2022, compared to net loss of $4.0 million for the three months ended June 30, 2021, a $0.7 million increase in income as a result of the factors discussed above.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Total revenue and other revenue. Total revenue and other revenue for the six months ended June 30, 2022 and 2021, was $113.0 million and $146.0 million, respectively, a decrease of $33.0 million, or 22.6%. For the six months ended June 30, 2022 and 2021, the University Partners segment revenue was $95.1 million and $131.9 million, respectively, representing a decrease of 27.9%, and the Zovio Growth segment revenue was $17.9 million and $14.1 million, respectively, representing an increase of 26.8%.
The decrease in revenue in the University Partners segment of $36.8 million between periods was primarily due to the related decrease in service revenue due to a decrease in average weekly enrollment for the six-month period ended June 30, 2021, as compared to the same period ended June 30, 2022. A component of the University Partners segment revenue includes the other revenue generated from the Transition Services Agreement of approximately $3.7 million.
The increase in revenue in the Zovio Growth segment between periods was primarily due to the growth in customer contracts within the Fullstack Academy subsidiary, as well as within the TutorMe subsidiary until its sale in May 2022.

Technology and academic services. Technology and academic services for the six months ended June 30, 2022 and 2021, were $35.8 million and $37.2 million, respectively, a decrease of $1.4 million, or 3.8%. Specific decreases between periods include bad debt expense of $0.7 million, other technology and academic services of $0.6 million, amortization of $0.3 million, and facilities costs of $0.2 million, partially offset by an increase in license fees of $0.6 million. Technology and academic services, as a percentage of revenue, for the six months ended June 30, 2022 and 2021, were 31.7% and 25.5%, respectively, an increase of 6.2%. This increase primarily included increases in employee costs of 3.5%, license fees of 1.5%, consulting and outside service of 0.6% and instructional supplies of 0.5%.
Counseling services and support. Counseling services and support for the six months ended June 30, 2022 and 2021, were $39.0 million and $48.5 million, respectively, a decrease of $9.5 million, or 19.5%. Specific decreases between periods include decreases in employee and related allocated costs of $8.5 million and facility costs of $1.3 million, partially offset by a increase in other counseling services and support expenses of $0.5 million. Counseling services and support, as a percentage of revenue, for the six months ended June 30, 2022 and 2021, were 34.5% and 33.2%, respectively, an increase of 1.3%. This increase primarily included increases in employee costs of 1.1%, other counseling services and support expense of 0.6%, and depreciation of 0.4%, partially offset by a decrease in facility costs of 0.6%.
Marketing and communication. Marketing and communication for the six months ended June 30, 2022 and 2021, were $40.2 million and $47.6 million, respectively, a decrease of $7.4 million, or 15.5%. Specific decreases between periods were decreases in advertising of $5.5 million, employee costs of $1.9 million, and license fees of $0.2 million, partially offset by an increase in consulting and outside services of $0.2 million. Marketing and communication, as a percentage of revenue, for the six months ended June 30, 2022 and 2021, were 35.6% and 32.6%, respectively, an increase of 3.0%. This increase primarily included increases in advertising of 2.6%, and consulting and outside services of 7.0%, partially offset by a decrease in employee costs of 0.4%.
General and administrative. General and administrative expenses for the six months ended June 30, 2022 and 2021, were $15.0 million and $24.3 million, respectively, a decrease of $9.3 million, or 38.4%. The decrease between periods was primarily due to decreases in employee costs of $4.8 million, other general and administrative expenses of $3.3 million, and professional fees of $1.1 million. Our general and administrative expenses, as a percentage of revenue, for the six months ended June 30, 2022 and 2021, were 13.2% and 16.6%, respectively, a decrease of 3.4%. This decrease was primarily due to decreases in employee costs of 2.2%, other general and administrative expenses of 1.4%, and professional fees of 0.7%, partially offset by an increase in insurance of 0.7%.
Restructuring and impairment expense. For the six months ended June 30, 2022, we recorded a charge of $35.9 million to restructuring and impairment expense. This related to the Company’s long-lived assets due to the transfer of assets to Global Campus with the July 31, 2022 transaction. For the six months ended June 30, 2021, we recorded a charge of $2.3 million to restructuring and impairment expense.
Gain on transactions, net. For the three months ended June 30, 2022, we recorded a net gain on the sale transactions of $45.7 million. Included in this amount was $51.5 million for the sale transaction of TutorMe, partially offset by the loss on transaction of $5.8 million for the for the write-off of the net asset adjustment due from Global Campus.
Other (expense) income, net. Other expense, net was $4.0 million for the six months ended June 30, 2022, as compared to other income, net of $0.2 million for the six months ended June 30, 2021, a decrease of $4.2 million. The amounts recognized during the six months ended June 30, 2022 relate primarily to the write-off of the unamortized financing fees and interest expense.
Income tax expense (benefit). We recognized income tax expense of $0.1 million and an income tax benefit of $0.1 million for the six months ended June 30, 2022 and 2021, respectively, at effective tax rates of (0.7)% and 1.0%, respectively.
Net loss. Our net loss was $12.1 million for the six months ended June 30, 2022 compared to net loss of $13.5 million for the six months ended June 30, 2021, a $1.4 million increase in net income as a result of the factors discussed above.

Liquidity and Capital Resources
At June 30, 2022 and December 31, 2021, our cash and cash equivalents were $20.8 million and $28.3 million, respectively. At June 30, 2022 and December 31, 2021, total restricted cash was $6.1 million and $9.3 million, respectively, and investments were $0.2 million and $1.0 million, respectively. At June 30, 2022, we had $2.8 million of long-term notes payable.
There was a decrease in the fair value of our investments at June 30, 2022 as compared to December 31, 2021, which is primarily due to distributions. We believe that any remaining fluctuations we have experienced are temporary in nature and, while our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
During the three months ended June 30, 2022, the Company sold its TutorMe subsidiary for $55.0 million (see Note 1, “Nature of Business”) and used the proceeds to pay down its debt with Blue Torch Finance, LLC in the aggregate principal amount of $31.5 million (see Note 8, “Credit Facilities”), as well as to pay the $22.4 million in statutory penalties for the final judgement in the California Attorney General lawsuit (see Note 14, “Commitments and Contingencies”).
Going Concern
The Company had negative cash flows from operations of $15.4 million for the fiscal year 2021, and negative cash flows from operations of $57.2 million for the six months ended June 30, 2022.
Up through July 31, 2022, the majority of our cash came from our Services Agreement with Global Campus. Global Campus, derives the majority of its respective cash revenues from students who enroll and are eligible for various federal student financial assistance programs authorized under Title IV of the Higher Education Act. An institution is subject to significant regulatory scrutiny as a result of numerous standards that must be satisfied in order to participate in Title IV programs. The balance of revenues derived by Global Campus is from government tuition assistance programs for military personnel, including veterans, payments made in cash by individuals, reimbursement from corporate partnerships and private loans from third parties.
The service fees in the Services Agreement are subject to certain minimum residual liability adjustments, including performance-based adjustments, minimum profit level adjustments, and excess direct cost adjustments. These adjustments are all variable in nature in that they depend upon the Company’s performance during each service period. In connection with the Services Agreement, the minimum residual payment was to be paid annually in June.
The Company’s Services Agreement with Global Campus was subject to certain adjustments that impacted the amount and timing of cash flows, which payment terms were modified in April 2022 for the months of July, August and September 2022. Further, Global Campus incurred higher costs in their fourth quarter (the Company's second quarter) than the Company previously budgeted. On or about June 15, 2022, Global Campus advised the Company that Global Campus received a notice from the Department of Defense that they were placed on probation which would preclude them from enrolling new military students, pending completion of a comprehensive review. Additionally, there were communications from the Department of Defense to current Global Campus students cautioning them to consider leaving the University. We were advised by Global Campus that this matter should be resolved in a timely manner, however, it became apparent over the following weeks that these prolonged actions were having a negative impact on the University's revenue and therefore a negative impact on the Company's financial outlook. As a result, the Company entered into a new agreement with Global Campus, effective on July 31, 2022, which allowed Global Campus to acquire the business previously used to provide services to Global Campus. For additional information, see Note 16, “Subsequent Events.” The Company will continue to support the continued growth and expansion of its Fullstack subsidiary and simultaneously explore strategic alternatives for that business.
The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations and availability to other funding sources. Due to the Company’s negative cash flows from operations and projected future negative cash flows from operations resulting from the transaction with Global Campus and reduction of availability of debt financing, substantial doubt exists about the Company’s ability to continue as a going concern for the twelve months following the issuance of these condensed consolidated financial statements. Management plans to cover any shortfall from operations by selling its Fullstack subsidiary or obtaining debt financing. However, there can be no assurance the Company will be successful in these efforts.

The condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Operating activities
Net cash used in operating activities was $57.2 million for the six months ended June 30, 2022, compared to net cash used in operating activities of $16.3 million for the six months ended June 30, 2021, an overall increase between periods in net cash used in operating activities of $40.9 million. The increase in cash used in operating activities is primarily attributable to the net increases in the working capital accounts, including the payment of the judgement in the California Attorney General lawsuit and the minimum residual adjustment, partially offset by the increase in net income of $1.4 million between periods.
Investing activities
Net cash provided by investing activities was $49.0 million for the six months ended June 30, 2022, compared to net cash used in investing activities of $0.9 million for the six months ended June 30, 2021. The amount of cash provided was primarily due to the sale of the TutorMe subsidiary in May 2022. This was partially offset by distributions of deferred compensation and capital expenditures. Capital expenditures for the six months ended June 30, 2022 were $24 thousand, compared to $0.7 million for the six months ended June 30, 2021. During the six months ended June 30, 2022 and 2021, we capitalized costs for intangibles of $0.5 million and $0.3 million, respectively. We anticipate our capital expenditures to be an immaterial amount for the year ending December 31, 2022.
Financing activities
Net cash used in financing activities was $2.5 million for the six months ended June 30, 2022, compared to net cash used in financing activities of $1.1 million for the six months ended June 30, 2021. The financing activities for the six months ended June 30, 2022 included both the borrowings and repayment of the credit facility with Blue Torch Capital. See “Debt and Financing Arrangements” below. During each of the six months ended June 30, 2022 and 2021, net cash used included tax withholding related to the issuance of restricted stock units vesting.
Debt and Financing Arrangements
As of June 30, 2022, the Company has a notes payable valued at $2.8 million, including accrued interest. The counterparty advanced funds to the Company for certain program development costs, which the Company is obligated to repay out of future revenues from the developed program. The Company recognized these advances as a debt obligation, and expects to begin repayments from future program revenues four years from the contract start date.
The Company has issued letters of credit that are collateralized with cash, in the aggregate amount of $6.0 million as of June 30, 2022. The letters of credit relate primarily to the Company's leased facilities and insurance requirements. The collateralized cash is held in restricted cash on the Company's condensed consolidated balance sheets. The Company is required to provide surety bonds in certain states in which it does business. As a result, the Company had previously entered into a surety bond facility with an insurance company to provide such bonds when required. Although there are no remaining bonds on the Company’s behalf under this facility as of June 30, 2022, the Company still holds certain liability associated with any required collateral.
On April 14, 2022, the Company entered into a Financing Agreement (the “Credit Facility”) among the Company, as borrower, each of its wholly-owned subsidiaries as subsidiary guarantors (the “Guarantors”), the lenders party thereto from time to time (the “Lenders”) and Blue Torch Finance LLC, as administrative agent and collateral agent for the Lenders (the “Agent”). The Credit Facility provided for a term loan in the aggregate principal amount of $31.5 million (the “Term Loan”). Concurrent with the sale of TutorMe, the Company repaid in full all outstanding obligations of the Company owed to Blue Torch Finance, LLC and the Lenders pursuant to the Credit Facility. In connection with the Company’s repayment of the outstanding obligations under the Credit Facility, Blue Torch terminated the Credit Facility and released all of its security interests in and liens on all of the assets of the Company and its subsidiaries. For further information, see Note 8, “Credit Facilities,” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
Future Contractual Obligations
As of June 30, 2022, we have future contractual obligations relating to operating lease obligations in the amount of $50.6 million, of which approximately $3.5 million is payable during the remainder of 2022.
We also have contractual obligations in the amount of $11.2 million, of which $1.6 million is payable during the remainder of 2022. These obligations include agreements with vendors in the areas of software, telephony, licensing fees, consulting, marketing, among others.
In connection with the Transaction that was entered into with UAGC on July 31, 2022, the Company will be relieved liabilities associated with that transaction as of that date.
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
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of June 30, 2022, we had $2.8 million in long-term notes payable.
On April 14, 2022, the Company entered into a Credit Facility which provided for a Term Loan in the aggregate principal amount of $31.5 million and bears interest at a rate per annum equal to LIBOR plus 9.0%, payable monthly. Concurrent with the sale of TutorMe, the Company repaid in full all outstanding obligations of the Company owed to Blue Torch Finance, LLC and the Lenders pursuant to the Credit Facility. In connection with the Company’s repayment of the outstanding obligations under the Credit Facility, Blue Torch terminated the Credit Facility and released all of its security interests in and liens on all of the assets of the Company and its subsidiaries.

Our future investment income may fall short of expectations due to changes in interest rates. At June 30, 2022, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting, during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
For information regarding our legal proceedings, refer to Note 14, “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of this report, which note is incorporated by reference into this Part II, Item 1.
Item 1A.  Risk Factors
Investing in our common stock involves risk. Before making an investment in our common stock, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of the Form 10-K. The risks described in the Form 10-K are those which we believe are the material risks we face, and such risks could materially adversely affect our business, prospects, financial condition, cash flows and results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may impact us. Other than those noted below, here have been no material changes in our risk factors from those previously disclosed in the Form 10-K.
We may need additional capital which may not be available on commercially acceptable terms, if at all, which raises questions about our ability to continue as a going concern.
As of June 30, 2022, we had combined cash and cash equivalents of $20.8 million, compared with combined cash and cash equivalents of $28.3 million as of December 31, 2021. We had negative cash flows from operations of $15.4 million for the fiscal year 2021, and negative cash flows from operations of $57.2 million for the six months ended June 30, 2022. Further, Global Campus incurred higher costs in their fourth quarter (the Company's second quarter) than the Company previously budgeted. On or about June 15, 2022, Global Campus advised the Company that Global Campus received a notice from the Department of Defense that they were placed on probation which would preclude them from enrolling new military students, pending completion of a comprehensive review. Additionally, there were communications from the Department of Defense to current Global Campus students cautioning them to consider leaving the University. We were advised by Global Campus that this matter should be resolved in a timely manner, however, it became apparent over the following weeks that these prolonged actions were having a negative impact on the University's revenue and therefore a negative impact on the Company's financial outlook. As a result, the Company entered into a new agreement with Global Campus, effective on July 31, 2022, which allowed Global Campus to acquire the business previously used to provide services to Global Campus. For additional information, see Note 16 “Subsequent Events.”
We will continue to support the continued growth and expansion of its Fullstack subsidiary and simultaneously explore strategic alternatives for that business. Our ability to continue as a going concern is dependent on us generating cash from operations and availability to other funding sources. Due to our negative cash flows from operations and projected future negative cash flows from operations resulting from the July 31, 2022 transaction with Global Campus and reduction of availability of debt financing, substantial doubt exists about our ability to continue as a going concern for the twelve months following the issuance of these condensed consolidated financial statements. Management plans to cover any shortfall from operations by selling its Fullstack subsidiary or obtaining debt financing. However, there can be no assurance the Company will be successful in these efforts.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
None.

Item 6.  Exhibits

Exhibit		Description
2.1	(#)	Asset Purchase Agreement dated May 23, 2022, by and among Zovio Inc, TutorMe, LLC, Liminex, Inc. and Zorro Holdco, LLC
2.2	(#)	Asset Purchase and Sale Agreement dated July 31, 2022 between Zovio Inc and University of Arizona Global Campus
10.1		Financing Agreement, dated as of April 14, 2022, by and among Zovio Inc and Blue Torch Finance, LLC.
10.2		Pledge and Security Agreement, dated as of April 14, 2022, by and among Zovio Inc and Blue Torch Finance, LLC.
10.3		Warrant to purchase shares of Common Stock of Zovio Inc, dated April 14, 2022.
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Randy J. Hendricks, Chief Executive Officer, and Kevin Royal, Chief Financial Officer.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 4, 2022, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (Loss); (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(#)    Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOVIO INC

August 4, 2022	/s/ KEVIN ROYAL
Kevin Royal Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)