Form 10-Q
period 2022-09-30
Zovio Inc
filed 2022-11-21
CIK 1305323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
The total number of shares of common stock outstanding as of November 15, 2022, was 34,221,081.

ZOVIO INC
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements
ZOVIO INC
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	As of September 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,092	$28,265
Restricted cash	2,935	9,288
Investments	216	974
Accounts receivable, net of allowance for credit losses of $1.4 million and $0.9 million at September 30, 2022 and December 31, 2021, respectively	5,360	9,631
Prepaid expenses and other current assets	3,303	13,423
Total current assets	14,906	61,581
Property and equipment, net	1,042	26,382
Operating lease assets	17,091	28,881
Goodwill and intangibles, net	23,461	29,499
Other long-term assets	2,056	2,691
Total assets	$58,556	$149,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,516	$74,769
Deferred revenue and student deposits	8,039	14,939
Total current liabilities	34,555	89,708
Rent liability	18,081	34,205
Other long-term liabilities	2,910	5,115
Total liabilities	55,546	129,028
Commitments and contingencies (see Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value:
20,000 shares authorized; zero shares issued and outstanding at both September 30, 2022, and December 31, 2021	—	—
Common stock, $0.01 par value:
300,000 shares authorized; 67,930 and 67,255 issued, and 34,221 and 33,546 outstanding, at September 30, 2022 and December 31, 2021, respectively	682	676
Additional paid-in capital	170,623	172,060
Retained earnings	268,405	283,970
Treasury stock, 33,709 shares at cost at both September 30, 2022, and December 31, 2021, respectively	(436,700)	(436,700)
Total stockholders' equity	3,010	20,006
Total liabilities and stockholders' equity	$58,556	$149,034
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$22,038	$59,808	$131,320	$200,585
Other revenue	507	2,418	4,238	7,686
Revenue and other revenue	$22,545	$62,226	$135,558	$208,271
Costs and expenses:
Technology and academic services	$10,077	$16,498	$45,865	$53,698
Counseling services and support	6,481	20,438	45,517	68,936
Marketing and communication	7,771	21,068	47,957	68,628
General and administrative	5,535	9,013	20,493	33,285
Legal expense	—	—	920	—
Restructuring and impairment expense	—	300	35,887	2,641
Gain on transactions, net	(3,599)	—	(49,288)	—
Total costs and expenses	26,265	67,317	147,351	227,188
Operating loss	(3,720)	(5,091)	(11,793)	(18,917)
Other income (expense), net	295	(69)	(3,656)	90
Loss before income taxes	(3,425)	(5,160)	(15,449)	(18,827)
Income tax expense (benefit)	30	59	116	(82)
Net loss	$(3,455)	$(5,219)	$(15,565)	$(18,745)
Loss per share:
Basic	$(0.10)	$(0.16)	$(0.46)	$(0.56)
Diluted	$(0.10)	$(0.16)	$(0.46)	$(0.56)
Weighted average number of common shares outstanding used in computing loss per share:
Basic	34,211	33,427	33,968	33,182
Diluted	34,211	33,427	33,968	33,182
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2020	66,454	$668	$179,489	$326,319	$(447,259)	$59,217
Stock-based compensation	—	—	2,382	—	—	2,382
Stock issued under stock incentive plan, net of shares held for taxes	563	5	(1,083)	—	—	(1,078)
Contingent consideration	—	—	(122)	—	—	(122)
Stock issued for acquisition	—	—	(10,559)	—	10,559	—
Net loss	—	—	—	(9,493)	—	(9,493)
Balance at March 31, 2021	67,017	$673	$170,107	$316,826	$(436,700)	$50,906
Stock-based compensation	—	—	247	—	—	247
Stock issued under employee stock purchase plan	31	—	76	—	—	76
Stock issued under stock incentive plan, net of shares held for taxes	79	1	(89)	—	—	(88)
Net loss	—	—	—	(4,033)	—	(4,033)
Balance at June 30, 2021	67,127	$674	$170,341	$312,793	$(436,700)	$47,108
Stock-based compensation	—	—	990	—	—	990
Stock issued under stock incentive plan, net of shares held for taxes	28	1	(16)	—	—	(15)
Net loss	—	—	—	(5,219)	—	(5,219)
Balance at September 30, 2021	67,155	$675	$171,315	$307,574	$(436,700)	$42,864

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Par Value				Total
Balance at December 31, 2021	67,255	$676	$172,060	$283,970	$(436,700)	$20,006
Stock-based compensation	—	—	(1,169)	—	—	(1,169)
Stock issued under stock incentive plan, net of shares held for taxes	509	5	(138)	—	—	(133)
Net loss	—	—	—	(7,437)	—	(7,437)
Balance at March 31, 2022	67,764	$681	$170,753	$276,533	$(436,700)	$11,267
Stock-based compensation	—	—	(13)	—	—	(13)
Stock issued under employee stock purchase plan	38	—	35	—	—	35
Stock issued under stock incentive plan, net of shares held for taxes	113	1	(12)	—	—	(11)
Net loss	—	—	—	(4,673)	—	(4,673)
Balance at June 30, 2022	67,915	$682	$170,763	$271,860	$(436,700)	$6,605
Stock-based compensation	—	—	(139)	—	—	(139)
Stock issued under stock incentive plan, net of shares held for taxes	15	—	(1)	—	—	(1)
Net loss	—	—	—	(3,455)	—	(3,455)
Balance at September 30, 2022	67,930	$682	$170,623	$268,405	$(436,700)	$3,010
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOVIO INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,565)	$(18,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	513	1,002
Depreciation and amortization	4,458	6,297
Stock-based compensation	(1,321)	3,619
Noncash lease expense	3,383	6,539
Net loss (gain) on marketable securities	151	(144)
Loss on disposal or impairment of fixed assets	35,887	71
Gain on transactions, net	(49,289)	—
Changes in operating assets and liabilities:
Accounts receivable	2,443	(2,335)
Prepaid expenses and other current assets	(2,981)	(2,948)
Other long-term assets	(1,309)	(1,318)
Accounts payable and accrued liabilities	(46,346)	(2,369)
Deferred revenue and student deposits	832	4,992
Operating lease liabilities	(4,517)	(7,527)
Other liabilities	964	1,275
Net cash used in operating activities	(72,697)	(11,591)
Cash flows from investing activities:
Capital expenditures	(24)	(1,155)
Purchases of investments	(47)	(740)
Capitalized costs for intangible assets	(530)	(565)
Net proceeds from sale of assets	43,921	—
Sale of investments	654	1,076
Net cash provided by (used in) investing activities	43,974	(1,384)
Cash flows from financing activities:
Proceeds from the issuance of stock under employee stock purchase plan	35	76
Payment of debt revolver fees	(320)	—
Proceeds from long-term borrowings, net of fees	29,627	—
Tax withholdings on issuance of stock awards	(144)	(1,182)
Repayments on long-term borrowing	(32,001)	—
Net cash used in financing activities	(2,803)	(1,106)
Net decrease in cash, cash equivalents and restricted cash	(31,526)	(14,081)
Cash, cash equivalents and restricted cash at beginning of period	37,553	55,497
Cash, cash equivalents and restricted cash at end of period	$6,027	$41,416
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$3,092	$31,608
Restricted cash	2,935	9,808
Total cash, cash equivalents and restricted cash	$6,027	$41,416

Supplemental disclosure of non-cash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$—	$65
Issuance of common stock for vested restricted stock units	$659	$3,861
Debt extinguishment	$—	$3,095
Issuance of notes payable	$—	$2,809
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
On July 31, 2022, the Company entered into a new asset purchase agreement (the “New Asset Purchase Agreement”), pursuant to which Zovio sold to University of Arizona, and the University of Arizona Global Campus (“Global Campus” or “UAGC”) all of the remaining assets of Zovio related to the UAGC Services Business (the “Transaction”). In connection with the Transaction, the parties terminated the previous agreements. In addition, UAGC (a) paid to Zovio cash in the amount of $1.00, (b) assumed all obligations under Zovio’s business contracts associated with the UAGC Services Businesses, including the lease for the facilities located in Chandler, Arizona, which has a remaining term of eight years and approximately $20.0 million in rent obligations, (c) released Zovio from all remaining obligations under the UAGC/Zovio Agreements, including from all indemnification obligations under the Original Asset Purchase Agreement and all minimum payment guarantees under the UAGC Services Agreement, and (d) granted Zovio a general release of all claims. In addition, UAGC hired substantially all of the UAGC Services Business employees. In turn, Zovio (i) paid to UAGC cash in the amount of $5.5 million, reflecting the allocated minimum payment owed by Zovio to UAGC for the month of July 2022, (ii) paid to UAGC cash in the amount of $5.0 million, and assigned to UAGC the right to a security deposit in the amount of $2.7 million, for assuming Zovio’s obligations under the Chandler lease, (iii) granted UAGC the right to any refund achieved by Zovio after the closing of the Transaction from the State of California as a result of its appeal of that certain judgment set forth in the Statement of Decision issued by the Superior Court of the State of California, County of San Diego on March 3, 2022, (iv) released UAGC from all remaining obligations under the UAGC/Zovio Agreements, and (v) granted UAGC and University of Arizona a general release of all claims.
The Company recorded a $5.8 million loss on transaction for the net asset adjustment from Global Campus in connection with the Transaction on July 31, 2022, which partially offset the gain on the sale of TutorMe noted above.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Prior to the Transaction, the majority of the Company's cash came from the Services Agreement with Global Campus. The service fees in the Services Agreement were subject to certain minimum residual liability adjustments, including performance-based adjustments, minimum profit level adjustments, and excess direct cost adjustments. These adjustments were all variable in nature in that they depend upon the Company’s performance during each service period, and to a certain extent the performance and forecast of Global Campus.

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
Going Concern and Liquidity
As of September 30, 2022, the Company had combined cash and cash equivalents of $3.1 million, compared with combined cash and cash equivalents of $28.3 million as of December 31, 2021. On May 23, 2022, the Company sold TutorMe for $55.0 million as described in Note 1, “Nature of Business,” and used the proceeds to pay down its debt of $31.5 million as described in Note 8, “Credit Facilities,” and pay the $22.4 million in statutory penalties for the California Attorney General matter as described in Note 14, “Commitments and Contingencies.” The Company had negative cash flows from operations of $15.4 million for the fiscal year 2021, and negative cash flows from operations of $72.7 million for the nine months ended September 30, 2022.
The Company’s Services Agreement with Global Campus was subject to certain adjustments that impacted the amount and timing of cash flows. Further, Global Campus incurred higher costs in their fourth quarter (the Company's second quarter) than the Company previously budgeted. On or about June 15, 2022, Global Campus advised the Company that Global Campus received a notice from the Department of Defense that they were placed on probation which would preclude them from enrolling new military students, pending completion of a comprehensive review. Additionally, there were communications from the Department of Defense to current Global Campus students cautioning them to consider leaving the University. We were advised by Global Campus that this matter should be resolved in a timely manner, however, it became apparent over the following weeks that these prolonged actions were having a negative impact on the University's revenue and therefore a negative impact on the Company's financial outlook. As a result, the Company entered into a new agreement with Global Campus, effective on July 31, 2022, which allowed Global Campus to acquire the business previously used to provide services to Global Campus. For additional information, see Note 1, “Nature of Business.”
The Company will continue to support the continued growth and expansion of its Fullstack subsidiary and simultaneously explore strategic alternatives for that business. The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations and availability to other funding sources. Due to the Company’s negative cash

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
flows from operations and projected future negative cash flows from operations, substantial doubt exists about the Company’s ability to continue as a going concern for the twelve months following the issuance of these condensed consolidated financial statements. Management plans to cover any shortfall from operations by selling its Fullstack subsidiary or obtaining debt financing. However, there can be no assurance the Company will be successful in its efforts to sell Fullstack or obtain adequate debt financing.
The condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Impairment of Long-Lived Assets
The Company assesses potential impairment to its long-lived assets under ASC 360, Property and Equipment. The Company makes this assessment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded if the carrying amount of the long-lived asset is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds fair value and is recorded as a reduction in the carrying value of the related asset and an expense to operating results. Due to the Transaction with Global Campus on July 31, 2022, the Company’s qualitative assessment indicated that an impairment in the Company’s long-lived assets occurred as of September 30, 2022. For additional information, see Note 1, “Nature of Business.”
The Company recorded an impairment of its long-lived assets during the nine months ended September 30, 2022 in the consolidated statements of income (loss) of $35.9 million as follows:

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
Recent Accounting Pronouncements
None noted as applicable.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Revenue, Other Revenue and Deferred Revenue
The following table presents the Company’s net revenue disaggregated based on the revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Strategic services revenue	$13,151	$52,702	$104,462	$179,318
Transition services income	507	2,418	4,238	7,685
Tuition revenue, net	8,873	7,012	26,695	20,967
Other revenue, net (1)	14	94	163	301
Total revenue, net	$22,545	$62,226	$135,558	$208,271
(1) Represents revenue generated from various services and other miscellaneous fees.

The following table presents the Company’s net revenue disaggregated based on the timing of revenue recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Over time, over period of instruction	$22,531	$62,159	$135,464	$208,062
Point in time (1)	14	67	94	209
Total revenue, net	$22,545	$62,226	$135,558	$208,271
(1) Represents revenue generated from digital textbooks and other miscellaneous fees.
The Company operates under two reportable segments and has no significant foreign operations or assets located outside of the United States. For additional information on segmentation, see Note 15, “Segment Information.”
Deferred Revenue and Student Deposits
Current deferred revenue and student deposits consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Deferred revenue, current	$7,909	$14,469
Student deposits	130	470
Total current deferred revenue and student deposits	$8,039	$14,939
Below are the opening and closing balances of current deferred revenue from the Company’s contracts with customers (in thousands):

	September 30, 2022	September 30, 2021
Current deferred revenue opening balance, January 1	$14,469	$7,477
Current deferred revenue closing balance, September 30	7,909	12,126
Increase (decrease)	$(6,560)	$4,649
For further information on receivables, refer to Note 6, “Accounts Receivable, Net” within the condensed consolidated financial statements.
Deferred revenue consists of cash payments that are received or due in advance of the Company’s performance. As of September 30, 2022 the deferred revenue balance relates entirely to the Zovio Growth segment. For the majority of the

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Company’s customers, payment for services is due prior to services being provided and is included in current deferred revenue. However, there were previously contracts which included deferred revenue that was deemed to be long-term. For additional information, refer to Note 7, “Other Significant Balance Sheet Accounts - Other Long-Term Liabilities” within the condensed consolidated financial statements.
The difference between the opening and closing balances of deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment. For the nine months ended September 30, 2022, the Company recognized $8.2 million of revenue that was included in the deferred revenue balance as of January 1, 2022. For the nine months ended September 30, 2021, the Company recognized $6.4 million of revenue that was included in the deferred revenue balance as of January 1, 2021. Amounts reported in the closing balance of deferred revenue are expected to be recognized as revenue within the next 12 months.
4. Restructuring and Impairment Expense
During the nine months ended September 30, 2022, the Company recognized $35.9 million of asset impairment charges in the restructuring and impairment expense line item on the Company’s condensed consolidated statements of income (loss). There were no such charges in the three months ended September 30, 2022.
During the three and nine months ended September 30, 2021, the Company recognized $0.3 million and $2.6 million, respectively, of severance costs in the restructuring and impairment expense line item on the Company’s condensed consolidated statements of income (loss).
The following table summarizes the amounts recorded in the restructuring and impairment expense line item on the Company’s condensed consolidated statements of income (loss) for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Asset impairment	$—	$—	$35,887	$—
Severance costs	$—	$300	$—	$2,641
Total restructuring and impairment expense	$—	$300	$35,887	$2,641
The Company previously vacated or consolidated properties and subsequently reassessed its non-cancelable leases. Additionally, the Company previously implemented restructuring plans to reduce operating expenses, implement cost reductions and conserve cash resources. The severance costs and lease costs are expected to substantially all be paid out over the next 12 months.
The following table summarizes the changes in the Company's restructuring and impairment liability by type during the nine months ended September 30, 2022 (in thousands):

	Asset Impairment	Student Transfer Costs	Severance Costs	Lease Exit and Other Costs	Total
Balance at December 31, 2021	$—	$1,282	$520	$398	$2,200
Restructuring and impairment expense	35,887	—	—	—	35,887
Payments and adjustments	—	—	(520)	(219)	(739)
Non-cash transaction	(35,887)	—	—	—	(35,887)
Balance at September 30, 2022	$—	$1,282	$—	$179	$1,461
The restructuring liability amounts are recorded within either the (i) accounts payable and accrued liabilities account or (ii) rent liability account on the condensed consolidated balance sheets.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
5. Fair Value Measurements
The following tables summarize fair value information as of September 30, 2022 and December 31, 2021, respectively (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Mutual funds	$216	$—	$—	$216

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Mutual funds	$974	$—	$—	$974
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
There were no differences between amortized cost and fair value of investments as of September 30, 2022 or December 31, 2021, and no reclassifications out of accumulated other comprehensive income during the nine months ended September 30, 2022 or 2021.
6. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Accounts receivable	$6,761	$10,562
Less allowance for credit losses	1,401	931
Accounts receivable, net	$5,360	$9,631
The following table presents the changes in the allowance for credit losses for the nine months ended September 30, 2022 (in thousands):

Beginning Balance	Charged to Expense	Write-offs	Recoveries of amounts	Ending Balance
$931	$513	$(60)	$17	$1,401
The following table presents the changes in the allowance for credit losses for the nine months ended September 30, 2021 (in thousands):

Beginning Balance	Charged to Expense	Write-offs	Recoveries of amounts	Ending Balance
$1,216	$1,002	$(385)	$—	$1,833

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Other Significant Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Prepaid expenses	$746	$2,664
Prepaid licenses	62	1,233
Prepaid insurance	1,859	2,254
Insurance recoverable	346	496
Other current assets (1)	290	6,776
Total prepaid expenses and other current assets	$3,303	$13,423
(1) Decrease in balances is primarily due to the $5.8 million loss on transaction recognized for the net asset adjustment from Global Campus in connection with the Transaction on July 31, 2022. See Note 1, “Nature of Business.”
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Furniture and office equipment	$1,383	$22,032
Software	—	4,493
Leasehold improvements	—	15,921
Vehicles	—	22
Total property and equipment (1)	1,383	42,468
Less accumulated depreciation and amortization	(341)	(16,086)
Total property and equipment, net	$1,042	$26,382
(1) Decrease in balances are partially due to the asset impairment recognized in connection with the Transaction with Global Campus. See Note 1, “Nature of Business.”
For the three months ended September 30, 2022 and 2021, depreciation and amortization expense related to property and equipment was $0.1 million and $1.4 million, respectively. For the nine months ended September 30, 2022 and 2021, depreciation and amortization expense related to property and equipment was $2.7 million and $3.9 million, respectively.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Goodwill and Intangibles, Net
Goodwill and intangibles, net, consisted of the following (in thousands):

	September 30, 2022
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs (1)	$604	$(137)	$467
Purchased intangible assets	11,605	(8,315)	3,290
Total definite-lived intangible assets	$12,209	$(8,452)	$3,757
Goodwill			19,704
Total goodwill and intangibles, net			$23,461

	December 31, 2021
Definite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized curriculum costs	$13,982	$(12,796)	$1,186
Purchased intangible assets	14,185	(9,048)	5,137
Total definite-lived intangible assets	$28,167	$(21,844)	$6,323
Goodwill			23,176
Total goodwill and intangibles, net			$29,499
(1) Decrease in balances are partially due to the asset impairment recognized in connection with the Transaction with Global Campus. See Note 1, “Nature of Business.”
For the three months ended September 30, 2022 and 2021, amortization expense was $0.5 million and $0.7 million, respectively. For the nine months ended September 30, 2022 and 2021, amortization expense was $1.7 million and $2.4 million, respectively.
The following table summarizes the estimated remaining amortization expense as of each fiscal year ended below (in thousands):

Year Ended December 31,
Remainder of 2022	$497
2023	1,987
2024	636
2025	166
2026	158
Thereafter	313
Total future amortization expense	$3,757

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Accounts payable	$14,683	$5,967
Accrued salaries and wages	3,749	5,434
Accrued bonus	1,005	3,625
Accrued vacation	120	3,037
Accrued litigation and fees	—	22,376
Minimum residual liability	—	14,987
Accrued expenses	3,709	13,400
Current leases payable	2,422	4,492
Accrued insurance liability	798	1,404
Accrued income taxes payable	30	47
Total accounts payable and accrued liabilities	$26,516	$74,769
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Notes payable	$2,835	$2,723
Deferred revenue	—	807
Other long-term liabilities	75	1,585
Total other long-term liabilities	$2,910	$5,115

8. Credit Facilities
The Company has issued letters of credit that are collateralized with cash, in the aggregate amount of $2.9 million as of September 30, 2022. The letters of credit relate primarily to the Company's leased facilities and insurance requirements. The collateralized cash is held in restricted cash on the Company's condensed consolidated balance sheets.
On April 14, 2022, the Company entered into a Financing Agreement (the “Credit Facility”) among the Company, as borrower, each of its wholly-owned subsidiaries as subsidiary guarantors (the “Guarantors”), the lenders party thereto from time to time (the “Lenders”) and Blue Torch Finance LLC, as administrative agent and collateral agent for the Lenders (the “Agent”). The Credit Facility provided for a term loan in the aggregate principal amount of $31.5 million (the “Term Loan”). Subject to the terms of Credit Facility, the Term Loan had an interest rate per annum equal to LIBOR plus 9.0%, payable monthly, with a maturity date of April 14, 2025.
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
There was an extinguishment of debt and an early termination of the loan during the period ended September 30, 2022. All fees associated with the term loan, including a termination fee of $0.5 million, and the write-off of the unamortized financing fees of $3.0 million. These along with normal interest expense of $0.3 million and amortization of issuance costs of $0.1 million, were included as part of “Other income (expense), net” in the condensed consolidated statements of income (loss).

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
On September 16, 2022, the Company, entered into a Loan and Security Agreement (the “Loan Agreement”) among the Company and its wholly owned subsidiary Fullstack Academy, LLC, a Delaware limited liability company (“Fullstack”), as borrowers, and Calla Lily Holdings LLC, a Delaware limited liability company, as the lender (the “Lender”). The Loan Agreement provides for a revolving line of credit in the aggregate principal amount of $5.0 million (the “Revolving Line”), maturing on January 14, 2023, for which the Company to borrow against from time to time as needed to fund operations. No amounts were borrowed on the Loan Agreement as of September 30, 2022.
Subject to the terms of Loan Agreement, the Revolving Line has an interest rate per annum equal to 14.5%, payable monthly. Any amounts outstanding on the Revolving Line are due at maturity. At maturity, the Company will also pay a fee equal to 5.0% per annum of the average unused portion of the Revolving Line. The Loan Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants), and indemnification provisions in favor of the Lender as well as customary events of default, including payment defaults, breach of representations and warranties, and covenant defaults. The obligations of the Company and Fullstack as borrowers under the Loan agreement are secured by a first priority security interest in substantially all tangible and intangible personal property of each of the Company and Fullstack.
9. Lease Obligations
Operating Leases
The Company leases various office and classroom facilities with terms that expire at various dates through 2033. These facilities are used for academic operations, corporate functions, enrollment services and student support services. The Company does not have any leases other than its office facilities and classrooms. All of the leases were classified as operating leases for the period ended September 30, 2022, and the Company does not have any finance leases. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on the Company’s condensed consolidated balance sheets.
The Company, through Fullstack, has a lease in New York for classrooms and office space and recorded a right-of-use asset of $13.4 million as of September 30, 2022 in exchange for lease obligations. The Company had previously begun to market this space for sublease. Subsequent to quarter end, effective November 10, 2022, the Company entered into a lease termination agreement with the landlord of this facility for a termination fee of $0.6 million. There is an additional payment of $0.7 million, which is payable upon the sale of Fullstack. There is no impairment indicator as of September 30, 2022.
The Company's one active sublease as of September 30, 2022 relates to office space of approximately 21,000 square feet in Denver, Colorado with a remaining commitment to lease of 5 months and net lease payments of $0.2 million. Sublease income for the nine months ended September 30, 2022 and 2021 was $0.4 million and $1.9 million, respectively. The Company’s sublease does not include any options to extend or for early termination and do not contain any residual value guarantees or restrictive covenants. The sublease was classified as an operating lease for the period ended September 30, 2022.
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

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the computation of basic and diluted loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(3,455)	$(5,219)	$(15,565)	$(18,745)
Denominator:
Weighted average number of common shares outstanding	34,211	33,427	33,968	33,182
Effect of dilutive options and stock units	—	—	—	—
Diluted weighted average number of common shares outstanding	34,211	33,427	33,968	33,182
Loss per share:
Basic	$(0.10)	$(0.16)	$(0.46)	$(0.56)
Diluted	$(0.10)	$(0.16)	$(0.46)	$(0.56)
The following table sets forth the number of stock options and stock units excluded from the computation of diluted loss per share for the periods indicated below because their effect was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	693	1,279	869	1,391
Stock units	3,244	972	3,068	1,170
11. Stock-Based Compensation
The Company recorded a reversal of $139 thousand of stock-based compensation expense for the three months ended September 30, 2022, primarily relating to the forfeitures of RSU's and also certain performance-based PSUs not meeting their targets. The Company recorded $1.0 million of stock-based compensation expense for the three months ended September 30, 2021. The related income tax expense was $36 thousand for the three months ended September 30, 2022, and the related income tax benefit was $0.2 million for the three months ended September 30, 2021.
The Company recorded a reversal of $1.3 million for the nine months ended September 30, 2022, primarily relating to the forfeitures of RSU's and also certain performance-based PSUs not meeting their targets. The Company recorded an expense of $3.6 million of stock-based compensation expense for the nine months ended September 30, 2021. The related income tax expense was $0.3 million for the nine months ended September 30, 2022, and the related income tax benefit was $0.9 million for the nine months ended September 30, 2021.
During the nine months ended September 30, 2022, the Company granted 1.0 million RSUs at a weighted average grant date fair value of $0.84 and 0.6 million RSUs vested. During the nine months ended September 30, 2021, the Company granted 1.1 million RSUs at a weighted average grant date fair value of $3.31, and 1.0 million RSUs vested.
During the nine months ended September 30, 2022, the Company granted 0.4 million performance-based PSUs at a weighted average grant date fair value of $0.90, and 0.2 million performance-based or market-based PSUs vested. During the nine months ended September 30, 2021, the Company granted 0.9 million performance-based PSUs at a weighted average grant date fair value of 2.72, and no performance-based or market-based PSUs vested.
During each of the nine months ended September 30, 2022, and 2021, the Company did not grant any stock options and no stock options were exercised.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2022, unrecognized compensation cost was $3.1 million related to unvested stock options, RSUs and PSUs.
12. Income Taxes
The Company uses the asset-liability method to account for taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that will result in income and deductions in future years.
The Company recognizes deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, the Company evaluates a number of factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss, and the ability to carryback certain operating losses to refund taxes paid in prior years. The cumulative loss incurred over the three-year period ended September 30, 2022 constituted significant negative objective evidence against the Company’s ability to realize a benefit from its federal deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation certain subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation, the Company determined that its deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against its deferred tax assets should continue to be maintained as of September 30, 2022.
The Company’s current effective income tax rate that has been applied to normal, recurring operations for the nine months ended September 30, 2022, after discrete items, was (0.8)%.
As of both September 30, 2022, and December 31, 2021, the Company did not have any gross unrecognized tax benefits. Although the Company believes the tax accruals provided are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from the Company’s historical income tax provisions and accruals.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The 2017 tax year and forward are open to examination for federal income tax purposes, and the 2015 tax year and forward are open to examination for state income tax purposes.

13. Regulatory
The Company is subject to regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (“Higher Education Act”), and the regulations promulgated thereunder by the U.S. Department of Education subject the Company and its university partners to significant regulatory scrutiny on the basis of numerous standards that institutions of higher education must satisfy in order to participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV programs”).
Following the July 31, 2022 Transaction with Global Campus, the Company was released from all remaining obligations under the UAGC/Zovio Agreements, including from all indemnification obligations under the Original Asset Purchase Agreement. For additional information, see Note 1, “Nature of Business.”
U.S. Department of Education
On December 1, 2020, the parties to the Purchase Agreement entered into Amendment No. 1 to the Purchase Agreement (“Amendment”) pursuant to which, among other things, the University of Arizona and Global Campus waived the closing condition regarding issuance of a pre-acquisition review notice by the U.S. Department of Education (“Department”). Under the terms of the Purchase Agreement, as amended, the Closing was subject to customary closing conditions for transactions in this sector. The Department was expected to conduct a post-closing review of Global Campus, consistent with the Department’s procedures during which the Department makes a determination on the institution’s request for recertification from the Department following the change of control, including whether to impose or place other conditions or restrictions. To be eligible to participate in Title IV programs, an institution must comply with the Higher Education Act and the regulations thereunder that are administered by the Department.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Education Dynamics Lawsuit
On September 15, 2022, the Company was served with a Complaint filed by Education Dynamics (a former vendor). In the Complaint, Education Dynamics asserts claims against the Company for breach of contract and unjust enrichment, alleging that the Company has failed to pay Education Dynamics for services previously rendered in the amount of $0.8 million. The Company has not filed its response to the Complaint.
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
Representatives from the Company and from the CA Attorney General’s office met on several occasions to discuss the status of the investigation, additional information requests, and specific concerns related to possible unfair business practices in connection with the Company’s recruitment of students and debt collection practices. The parties also discussed a potential resolution involving injunctive relief, other non-monetary remedies and a payment to the CA Attorney General and in the third quarter of 2016, the Company recorded an expense of $8.0 million related to the cost of resolving this matter.

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The parties did not reach a resolution and on November 29, 2017, the CA Attorney General filed suit against the Company. The Company vigorously defended this case and denied the allegations made by the CA Attorney General that it ever deliberately misled its students, falsely advertised its programs, or in any way were not fully accurate in its statements to investors. A trial took place in the fourth quarter of 2021.
On March 7, 2022, the Superior Court of the State of California, County of San Diego (the “Court”), issued a Statement of Decision regarding the Lawsuit in favor of the CA Attorney General. In the Statement of Decision, the Court ordered the Company to pay $22.4 million in statutory penalties. As a result, the Company accrued an additional $14.3 million in the fourth quarter of 2021, for a total of $22.4 million accrued as of December 31, 2021. The Court denied the CA Attorney General’s demands for restitution and injunctive relief finding no evidence postdating 2017 that would necessitate an injunction. The Company is disappointed by the Court’s decision and believes that its practices were at all times in compliance with California law. On June 10, 2022, the Company filed a notice of appeal on the Statement of Decision. During the second quarter of 2022, the Company paid $23.3 million, which included the full amount of the judgment as well as applicable costs and accrued interest. This payment did not waive the Company’s right to appeal the judgment.
In connection with the Transaction closed on July 31, 2022, the Company granted UAGC the right to any refund achieved from the State of California as a result of the appeal. For additional information, see Note 1, “Nature of Business.”

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
The University Partners segment includes the technology and services provided to colleges and universities to enable the online delivery of degree programs and related goods and services. On July 31, 2022, the Company entered into the New Asset Purchase Agreement, pursuant to which Zovio sold to Global Campus all of the remaining assets related to the UAGC Services Business. For additional information, see Note 1, “Nature of Business.”

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Segment Performance
The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue by segment
University Partners	$13,675	$55,185	$108,792	$187,118
Zovio Growth	8,870	7,041	26,766	21,153
Total revenue and other revenue	$22,545	$62,226	$135,558	$208,271

Segment profitability
University Partners	$(2,806)	$(408)	$(2,393)	$(6,499)
Zovio Growth	(367)	(2,648)	(4,942)	(6,121)
Total segment profitability(1)	$(3,173)	$(3,056)	$(7,335)	$(12,620)
(1) Segment profitability represents EBITDA.
The following table reconciles total loss before income taxes to total segment profitability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss before income taxes	$(3,425)	$(5,160)	$(15,449)	$(18,827)
Adjustments:
Other expense, net	(295)	69	3,656	(90)
Depreciation and amortization expense	547	2,035	4,458	6,297
Total segment profitability	$(3,173)	$(3,056)	$(7,335)	$(12,620)
During both the three months ended and nine months ended September 30, 2022 and September 30, 2021, Global Campus accounted for the entire amount of the University Partners segment revenue, respectively. As noted above, the contract with Global Campus was terminated on July 31, 2022.
During both the three months ended and nine months ended September 30, 2022 or 2021, there were no customers or individual university clients which accounted for 10% or more of the Zovio Growth segment revenue.
The Company’s total assets by segment are as follows (in thousands):

	As of September 30, 2022	As of December 31, 2021
University Partners	$9,325	$86,628
Zovio Growth	49,231	62,406
Total assets	$58,556	$149,034

ZOVIO INC
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s accounts receivable in each segment are as follows (in thousands):

	As of September 30, 2022	As of December 31, 2021
University Partners	$236	$78
Zovio Growth	5,124	9,553
Total accounts receivable	$5,360	$9,631
As of each September 30, 2022 and December 31, 2021, the University Partners accounts receivable balance was immaterial. As of each September 30, 2022 and December 31, 2021, there were no individual partners or customers which accounted for 10% or more of the Zovio Growth accounts receivable balance, as customers are individual students or third parties paying on their behalf, rather than university clients.
The Company’s deferred revenue and student deposit amounts as of September 30, 2022 and December 31, 2021, respectively, are fully attributable to the Zovio Growth segment. For additional information on deferred revenue and student deposits, see Note 3, “Revenue, Other Revenue and Deferred Revenue.”
The Company’s goodwill amounts as of September 30, 2022 and December 31, 2021, respectively, are fully attributable to the Zovio Growth segment. For additional information on goodwill, see Note 7, “Other Significant Balance Sheet Accounts - Goodwill and intangibles, net.”

16. Subsequent Events
The Company performed an evaluation of events occurring between the end of our most recent quarter end and the date of filing these condensed consolidated financial statements.
On October 13, 2022, the Company entered into a non-binding letter of intent (“LOI”) with a third party for the proposed sale of Fullstack (“Proposed Transaction”). The Proposed Transaction is to be structured as a sale of membership interest and the consideration will be paid out in cash.
On October 25, 2022, the Company held a Special Meeting of Stockholders (the “Special Meeting”). Of the shares of our common stock, par value $0.01 per share (“Common Stock”) outstanding as of September 22, 2022, holders of approximately 53% shares of Common Stock were represented, either by attending the Special Meeting or by proxy, and constituted a quorum under the Company’s bylaws. At the Special Meeting the votes were cast to approve the voluntary liquidation and dissolution of the Company (the “Dissolution Proposal”) pursuant to the Plan of Dissolution (the “Plan of Dissolution”) which authorizes the Company to liquidate and dissolve the Company in accordance with the Plan of Dissolution.
On November 1, 2022, the Company received an expected written notification (the “Notice”) from the Listing Qualifications Department of the NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that the closing bid price for its common stock had been below $1.00 for 30 consecutive business days and that the Company therefore is not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In light of the Company's pending dissolution as authorized by the Company's stockholders on October 25, 2022, the Company has elected not to appeal the delisting of its common stock. Pursuant to the Notice, the Company's common stock will therefore ceased to trade on The Nasdaq Capital Market following the close of business on November 10, 2022. At that time, the Company has further instructed its transfer agent to close the Company's stock transfer records and discontinue recording transfers of the Company's securities.
On November 10, 2022, the Company entered into a lease termination agreement with the landlord of the Company's facility in New York. For additional information on the lease termination, see Note 9, “Lease Obligations.”

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements may include, among others, statements regarding future events, future financial and operating results, strategies, expectations, the competitive environment, regulation and the availability of financial resources, including, without limitation, statements regarding:
•our ability to liquidate and dissolve the Company in accordance with the Plan of Dissolution;
•our ability to comply with the extensive and continually evolving regulatory framework, applicable to such partners, including but not limited to Title IV of the Higher Education Act of 1965, as amended (“Higher Education Act”), and its implementing regulations, the gainful employment regulations, defense to repayment regulations, state authorization regulations, state laws and regulatory requirements, and accrediting agency requirements;
•projections, predictions and expectations regarding our business, financial position, results of operations, liquidity and capital resources, and enrollment trends;
•the ability of our university partners to obtain continued approval of programs for educational benefits to active duty military students or to veteran students;
•the outcome of various lawsuits, claims and legal proceedings;
•the demand for our services and the collectability of our receivables;
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
•the growth of our growth segment;
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
Overview
Zovio Inc is an education technology services company that partners with higher education institutions and employers to deliver innovative, personalized solutions and learning experiences to help learners and leaders achieve their aspirations.
On July 31, 2022, the Company entered into an asset purchase agreement (the “New Asset Purchase Agreement”), pursuant to which Zovio sold to Global Campus all of the remaining assets of Zovio related to the UAGC Services Business (the “Transaction”). In connection with the Transaction, the parties terminated the previous agreements. In addition, UAGC (a) paid to Zovio cash in the amount of $1.00, (b) assumed all obligations under Zovio’s business contracts associated with the UAGC Services Businesses, including the lease for the facilities located in Chandler, Arizona, which has a remaining term of eight years and approximately $20.0 million in rent obligations, (c) released Zovio from all remaining obligations under the UAGC/Zovio Agreements, including from all indemnification obligations under the Original Asset Purchase Agreement and all minimum payment guarantees under the UAGC Services Agreement, and (d) granted Zovio a general release of all claims. In addition, UAGC hired substantially all of the UAGC Services Business employees. In turn, Zovio (i) paid to UAGC cash in the amount of $5.5 million, reflecting the allocated minimum payment owed by Zovio to UAGC for the month of July 2022, (ii) paid to UAGC cash in the amount of $5.0 million, and assigned to UAGC the right to a security deposit in the amount of $2.7 million, for assuming Zovio’s obligations under the Chandler lease, (iii) granted UAGC the right to any refund achieved by Zovio after the closing of the Transaction from the State of California as a result of its appeal of that certain judgment set forth in the Statement of Decision issued by the Superior Court of the State of California, County of San Diego on March 3, 2022, (iv) released UAGC from all remaining obligations under the UAGC/Zovio Agreements, and (v) granted UAGC and University of Arizona a general release of all claims.
In April 2019, the Company had acquired Fullstack Academy, Inc (“Fullstack”) which is a wholly-owned subsidiary of the Company. Fullstack is an innovative web development school offering immersive technology bootcamps. Zovio will continue to support the continued growth and expansion of its Fullstack subsidiary and simultaneously explore strategic alternatives for that business.
The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations and availability to other funding sources. Due to the Company’s negative cash flows from operations and projected future negative cash flows from operations, substantial doubt exists about the Company’s ability to continue as a going concern for the twelve months following the issuance of these condensed consolidated financial statements. Management plans to cover any shortfall from operations by selling its Fullstack subsidiary or obtaining debt financing. However, there can be no assurance the Company will be successful in its efforts to sell Fullstack.
On October 25, 2022, the Company held a Special Meeting of Stockholders (the “Special Meeting”). Of the shares of our common stock, par value $0.01 per share (“Common Stock”) outstanding as of September 22, 2022, holders of approximately 53% shares of Common Stock were represented, either by attending the Special Meeting or by proxy, and constituted a quorum under the Company’s bylaws. At the Special Meeting the votes were cast to approve the voluntary liquidation and dissolution of the Company (the “Dissolution Proposal”) pursuant to the Plan of Dissolution (the “Plan of Dissolution”) which authorizes the Company to liquidate and dissolve the Company in accordance with the Plan of Dissolution.

Factors Affecting Comparability
We believe the transactions noted above have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations.
Key Financial Metrics
In evaluating our operating performance, our management focuses in large part on our revenue and operating income (loss). The following table, which should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report, presents our key operating data for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Statement of Income (Loss) Data:	2022	2021	2022	2021
Revenue and other revenue	$22,545	$62,226	$135,558	$208,271
Operating loss	$(3,720)	$(5,091)	$(11,793)	$(18,917)
Revenue and other revenue
Revenue was primarily derived from our service agreement with our university partners. Up through July 31, 2022, the Company had a Services Agreement with Global Campus whereby the Company provided certain educational technology and support services. The amounts earned from the Services Agreement are denoted as revenue on the condensed consolidated statements of income (loss). The Company also had a transition services agreement with Global Campus whereby the Company was providing certain temporary transition services (the “Transition Services Agreement”). The amounts earned from the Transition Services Agreement are denoted as other revenue on the condensed consolidated statements of income (loss).
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

Restructuring and impairment expenses in the current year are comprised of impairments of long-lived assets due to the transfer of assets to Global Campus in connection with the July 31, 2022 Transaction. In the prior year, these charges are primarily comprised of severance costs related to headcount reductions made in connection with restructuring plans.
Gain on transactions, net, represents both the gain on the sale of TutorMe.com subsidiary (“TutorMe”) which was sold in May 2022, partially offset by the loss on transaction for the write-off of the net asset adjustment due from Global Campus.
Trends and uncertainties regarding continuing operations
Valuation allowance
We recognize deferred tax assets if realization of such assets is more-likely-than-not. In order to make this determination, we evaluate factors including the ability to generate future taxable income from reversing taxable temporary differences, forecasts of financial and taxable income or loss. The cumulative loss incurred over the three-year period ended September 30, 2022 constituted significant negative objective evidence against our ability to realize a benefit from our federal deferred tax assets. Such objective evidence limited our ability to consider in our evaluation other subjective evidence such as our projections for future growth. Based on our evaluation, we determined that our deferred tax assets were not more-likely-than-not to be realized and that a valuation allowance against our deferred tax assets should continue to be maintained as of September 30, 2022.
Critical Accounting Policies and Estimates
The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in Part II, Item 7 of the Form 10-K. There were no material changes to these critical accounting policies and estimates during the nine months ended September 30, 2022.

Results of Operations
The following table sets forth our condensed consolidated statements of income (loss) data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue and other revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Technology and academic services	44.7	26.5	33.8	25.7
Counseling services and support	28.7	32.8	33.6	33.1
Marketing and communication	34.5	33.9	35.4	33.0
General and administrative	24.6	14.5	15.1	15.9
Legal expense	—	—	0.7	—
Restructuring and impairment expense	—	0.5	26.5	1.3
Gain on transactions, net	(16.0)	—	(36.4)	—
Total costs and expenses	116.5	108.2	108.7	109.0
Operating loss	(16.5)	(8.2)	(8.7)	(9.0)
Other income (expense), net	1.3	(0.1)	(2.7)	0.0
Loss before income taxes	(15.2)	(8.3)	(11.4)	(9.0)
Income tax expense (benefit)	0.1	0.1	0.1	(0.0)
Net loss	(15.3)%	(8.4)%	(11.5)%	(9.0)%
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Total revenue and other revenue. Total revenue and other revenue for the three months ended September 30, 2022 and 2021, was $22.5 million and $62.2 million, respectively, a decrease of $39.7 million, or 63.8%. For the three months ended September 30, 2022 and 2021, University Partners segment revenue was $13.7 million and $55.2 million, respectively, representing a decrease of 75.2%, and the Zovio Growth segment revenue was $8.9 million and $7.0 million, respectively, representing an increase of 26.0%.
The decrease in revenue in the University Partners segment of $41.5 million between periods was primarily due to the sale of that business to Global Campus on July 31, 2022, as well as the decrease in service revenue due to a decrease in average weekly enrollment for the three months ended September 30, 2022, as compared to the same period ended September 30, 2021. A component of the University Partners segment revenue includes the other revenue generated from the Transition Services Agreement of approximately $0.5 million.
The increase in revenue in the Zovio Growth segment between periods was primarily due to the growth in new customer contracts within the Fullstack subsidiary.
Technology and academic services. Technology and academic services for the three months ended September 30, 2022 and 2021, were $10.1 million and $16.5 million, respectively, a decrease of $6.4 million, or 38.9%. Specific decreases between periods primarily include employee costs related allocated costs of $3.1 million, license fees of $1.1 million, consulting and outside services of $1.0 million and instructional supplies of $0.8 million. Technology and academic services, as a percentage of revenue, for the three months ended September 30, 2022 and 2021, were 44.7% and 26.5%, respectively, an increase of 18.2%. This increase primarily included increases in employee costs of 8.6%, instructional supplies and other technology and academic services expenses of 5.3%, license fees of 2.2%, amortization of intangible assets of 1.2% and facilities cost of 0.9%.
Counseling services and support. Counseling services and support for the three months ended September 30, 2022 and 2021, were $6.5 million and $20.4 million, respectively, a decrease of $13.9 million, or 68.3%. Specific factors contributing to the overall decrease between periods were primarily due to decreases in employee and related allocated costs of $12.2 million, facility costs of $1.0 million and depreciation of $1.0 million, partially offset by consulting and outside services of $0.4 million.

Counseling services and support, as a percentage of revenue, for the three months ended September 30, 2022 and 2021, were 28.7% and 32.8%, respectively, a decrease of 4.1%. This decrease primarily included decreases in employee costs of 3.1%, depreciation of 1.6%, and facility costs of 1.4%, partially offset by an increase in facility costs of 2.5%.
Marketing and communication. Marketing and communication for the three months ended September 30, 2022 and 2021, were $7.8 million and $21.1 million, respectively, a decrease of $13.3 million, or 63.1%. Specific factors contributing to the overall decrease between periods were decreases in advertising of $10.4 million, employee costs of $2.2 million, and license fees of $0.4 million and consulting and outside services of $0.2 million. Marketing and communication, as a percentage of revenue, for the three months ended September 30, 2022 and 2021, were 34.5% and 33.9%, respectively, an increase of 0.6%. This increase was primarily due to increases in consulting and outside services of 1.8% and advertising of 0.3%, partially offset by a decrease in employee costs of 1.6%.
General and administrative. General and administrative expenses for the three months ended September 30, 2022 and 2021, were $5.5 million and $9.0 million, respectively, a decrease of $3.5 million, or 38.6%. The decrease between periods was primarily due to decreases in employee costs of $2.0 million, and legal and professional fees of $1.9 million, partially offset by an increase in other general and administrative expenses of $0.3 million. General and administrative expenses, as a percentage of revenue, for the three months ended September 30, 2022 and 2021, were 24.6% and 14.5%, respectively, an increase of 10.1%. This increase was primarily due to increases in other general and administrative expenses of 3.9%, employee costs of 4.4%, and insurance of 2.2%, partially offset by professional fees of 0.6%.
Restructuring and impairment expense. For the three months ended September 30, 2022, there were no charges to restructuring and impairment expense. For the three months ended September 30, 2021, we recorded a charge of $0.3 million to restructuring and impairment expense.
Gain on transactions, net. For the three months ended September 30, 2022, we recorded a net gain on the sale transactions of $3.6 million. Included in this amount was the true-up for the sale transaction of Global Campus on July 31, 2022.
Other expense, net. Other expense, net, was $0.3 million for the three months ended September 30, 2022 and other expense, net was $0.1 million for the three months ended September 30, 2021, respectively. The amounts recognized during the three months ended September 30, 2022 relate primarily to the write-off of the unamortized financing fees for the term loan and interest expense.
Income tax expense (benefit). We recognized income tax expense of $30 thousand and income tax expense of $0.1 million for the three months ended September 30, 2022 and 2021, respectively, at effective tax rates of (0.9)% and (1.1)%, respectively.
Net loss. Net loss was $3.5 million for the three months ended September 30, 2022, compared to net loss of $5.2 million for the three months ended September 30, 2021, a $1.7 million increase in income as a result of the factors discussed above.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Total revenue and other revenue. Total revenue and other revenue for the nine months ended September 30, 2022 and 2021, was $135.6 million and $208.3 million, respectively, a decrease of $72.7 million, or 34.9%. For the nine months ended September 30, 2022 and 2021, the University Partners segment revenue was $108.8 million and $187.1 million, respectively, representing a decrease of 41.9%, and the Zovio Growth segment revenue was $26.8 million and $21.2 million, respectively, representing an increase of 26.5%.
The decrease in revenue in the University Partners segment of $78.3 million between periods was primarily due to the sale of that business to Global Campus on July 31, 2022 as well as the decrease in service revenue due to a decrease in average weekly enrollment for the nine-month period ended September 30, 2021, as compared to the same period ended September 30, 2022. A component of the University Partners segment revenue includes the other revenue generated from the Transition Services Agreement of approximately $4.2 million.
The increase in revenue in the Zovio Growth segment between periods was primarily due to the growth in customer contracts within the Fullstack subsidiary, as well as within the TutorMe subsidiary until its sale on May 23, 2022.

Technology and academic services. Technology and academic services for the nine months ended September 30, 2022 and 2021, were $45.9 million and $53.7 million, respectively, a decrease of $7.8 million, or 14.6%. Specific decreases between periods include employee costs of $3.1 million, instructional supplies and other technology and academic services of $1.6 million, consulting and outside services of $1.1 million, bad debt expense of $0.5 million, amortization of $0.4 million, and license fees of $0.4 million. Technology and academic services, as a percentage of revenue, for the nine months ended September 30, 2022 and 2021, were 33.8% and 25.7%, respectively, an increase of 8.1%. This increase primarily included increases in employee costs of 4.3%, license fees of 1.5%, other technology and academic service of 1.4% and consulting and outside services of 0.4%.
Counseling services and support. Counseling services and support for the nine months ended September 30, 2022 and 2021, were $45.5 million and $68.9 million, respectively, a decrease of $23.4 million, or 34.0%. Specific decreases between periods include decreases in employee and related allocated costs of $20.7 million, facility costs of $2.3 million and depreciation of $1.0 million, partially offset by a increase in other counseling services and support expenses of $0.8 million. Counseling services and support, as a percentage of revenue, for the nine months ended September 30, 2022 and 2021, were 33.6% and 33.1%, respectively, an increase of 0.5%. This increase primarily included increases in other counseling services and support expense of 0.9%, and depreciation of 0.4%, partially offset by a decrease in facility costs of 0.7%.
Marketing and communication. Marketing and communication for the nine months ended September 30, 2022 and 2021, were $48.0 million and $68.6 million, respectively, a decrease of $20.6 million, or 30.1%. Specific decreases between periods were decreases in advertising of $15.8 million, employee costs of $4.1 million, and license fees of $0.6 million. Marketing and communication, as a percentage of revenue, for the nine months ended September 30, 2022 and 2021, were 35.4% and 33.0%, respectively, an increase of 2.4%. This increase primarily included increases in advertising of 2.1%, and consulting and outside services of 0.9%, partially offset by a decrease in employee costs of 0.6%.
General and administrative. General and administrative expenses for the nine months ended September 30, 2022 and 2021, were $20.5 million and $33.3 million, respectively, a decrease of $12.8 million, or 38.4%. The decrease between periods was primarily due to decreases in employee costs of $5.1 million, legal and professional fees of $3.6 million, other general and administrative expenses of $3.0 million and consulting and outside services of $0.7 million. Our general and administrative expenses, as a percentage of revenue, for the nine months ended September 30, 2022 and 2021, were 15.1% and 15.9%, respectively, a decrease of 0.8%. This decrease was primarily due to decreases in employee costs of 1.1%, and legal and professional fees of 0.6%, partially offset by an increase in insurance of 0.9%.
Restructuring and impairment expense. For the nine months ended September 30, 2022, we recorded a charge of $35.9 million to restructuring and impairment expense. This related to the Company’s long-lived assets due to the transfer of assets to Global Campus in connection with the July 31, 2022 transaction. For the nine months ended September 30, 2021, we recorded a charge of $2.6 million to restructuring and impairment expense.
Gain on transactions, net. For the three months ended September 30, 2022, we recorded a net gain on the sale transactions of $49.3 million. Included in this amount was $51.5 million for the sale transaction of TutorMe, partially offset by the loss on transaction for the sale of Global Campus on July 31, 2022.
Other (expense) income, net. Other expense, net was $3.7 million for the nine months ended September 30, 2022, as compared to other income, net of $0.1 million for the nine months ended September 30, 2021, a decrease of $3.8 million. The amounts recognized during the nine months ended September 30, 2022 relate primarily to the write-off of the unamortized financing fees and interest expense.
Income tax expense (benefit). We recognized income tax expense of $0.1 million and an income tax benefit of $0.1 million for the nine months ended September 30, 2022 and 2021, respectively, at effective tax rates of (0.8)% and 0.4%, respectively.
Net loss. Our net loss was $15.6 million for the nine months ended September 30, 2022 compared to net loss of $18.7 million for the nine months ended September 30, 2021, a $3.1 million lower net loss as a result of the factors discussed above.

Liquidity and Capital Resources
At September 30, 2022 and December 31, 2021, our cash and cash equivalents were $3.1 million and $28.3 million, respectively. At September 30, 2022 and December 31, 2021, total restricted cash was $2.9 million and $9.3 million, respectively, and investments were $0.2 million and $1.0 million, respectively. At September 30, 2022, we had $2.8 million recorded as long-term notes payable for a Fullstack contract.
There was a decrease in the fair value of our investments at September 30, 2022 as compared to December 31, 2021, which is primarily due to distributions. We believe that any remaining fluctuations we have experienced are temporary in nature and, while our securities are classified as available-for-sale, we have the ability and intent to hold them until maturity, if necessary, to recover their full value.
On May 23, 2022, the Company sold its TutorMe subsidiary for $55.0 million (see Note 1, “Nature of Business”) and used the proceeds to pay down its debt with Blue Torch Finance, LLC in the aggregate principal amount of $31.5 million (see Note 8, “Credit Facilities”), as well as to pay the $22.4 million in statutory penalties for the final judgement in the California Attorney General lawsuit (see Note 14, “Commitments and Contingencies”).
Going Concern
The Company had negative cash flows from operations of $15.4 million for the fiscal year 2021, and negative cash flows from operations of $72.7 million for the nine months ended September 30, 2022.
Up through July 31, 2022, the majority of our cash came from our Services Agreement with Global Campus. Global Campus, derives the majority of its respective cash revenues from students who enroll and are eligible for various federal student financial assistance programs authorized under Title IV of the Higher Education Act. The service fees in the Services Agreement were subject to certain minimum residual liability adjustments, including performance-based adjustments, minimum profit level adjustments, and excess direct cost adjustments. These adjustments were all variable in nature in that they depended upon the Company’s performance during each service period. In connection with the Services Agreement, the minimum residual payment was to be paid annually in June.
The Company’s Services Agreement with Global Campus was subject to certain adjustments that impacted the amount and timing of cash flow. Further, Global Campus incurred higher costs in their fourth quarter (the Company's second quarter) than the Company previously budgeted. On or about June 15, 2022, Global Campus advised the Company that Global Campus received a notice from the Department of Defense that they were placed on probation which would preclude them from enrolling new military students, pending completion of a comprehensive review. Additionally, there were communications from the Department of Defense to current Global Campus students cautioning them to consider leaving the University. We were advised by Global Campus that this matter should be resolved in a timely manner, however, it became apparent over the following weeks that these prolonged actions were having a negative impact on the University's revenue and therefore a negative impact on the Company's financial outlook. As a result, the Company entered into a new agreement with Global Campus, effective on July 31, 2022, which allowed Global Campus to acquire the business previously used to provide services to Global Campus. The Company will continue to support the continued growth and expansion of its Fullstack subsidiary and simultaneously explore strategic alternatives for that business.
The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations and availability to other funding sources. Due to the Company’s negative cash flows from operations and projected future negative cash flows from operations, substantial doubt exists about the Company’s ability to continue as a going concern for the twelve months following the issuance of these condensed consolidated financial statements. Management plans to cover any shortfall from operations by selling its Fullstack subsidiary or obtaining debt financing. However, there can be no assurance the Company will be successful in the efforts to sell Fullstack or to obtain adequate debt financing.
The condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Operating Activities
Net cash used in operating activities was $72.7 million for the nine months ended September 30, 2022, compared to net cash used in operating activities of $11.6 million for the nine months ended September 30, 2021, an overall increase between periods in net cash used in operating activities of $61.1 million. The increase in cash used in operating activities is primarily attributable to the net increases in the working capital accounts, including the payment of the judgement in the California Attorney General lawsuit and the minimum residual adjustment, partially offset by the decrease in net loss of $3.1 million between periods.
Investing Activities
Net cash provided by investing activities was $44.0 million for the nine months ended September 30, 2022, compared to net cash used in investing activities of $1.4 million for the nine months ended September 30, 2021. The amount of cash provided in 2022 was primarily due to the sale of the TutorMe subsidiary in May 2022. This was partially offset by distributions of deferred compensation and capital expenditures. Capital expenditures for the nine months ended September 30, 2022 were $24 thousand, compared to $1.2 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022 and 2021, we capitalized costs for intangibles of $0.5 million and $0.6 million, respectively. We anticipate any capital expenditures to be an immaterial amount for the year ending December 31, 2022.
Financing Activities
Net cash used in financing activities was $2.8 million for the nine months ended September 30, 2022, compared to net cash used in financing activities of $1.1 million for the nine months ended September 30, 2021. The financing activities for the nine months ended September 30, 2022 included both the borrowings and repayment of the credit facility with Blue Torch Capital. See “Debt and Financing Arrangements” below. During each of the nine months ended September 30, 2022 and 2021, net cash used included tax withholding related to the issuance of restricted stock units vesting.
Debt and Financing Arrangements
As of September 30, 2022, the Company has a notes payable valued at $2.8 million, including accrued interest. The counterparty advanced funds to the Company for certain program development costs, which the Company is obligated to repay out of future revenues from the developed program. The Company recognized these advances as a debt obligation, and expects to begin repayments from future program revenues four years from the contract start date.
The Company has issued letters of credit that are collateralized with cash, in the aggregate amount of $2.9 million as of September 30, 2022. The letters of credit relate primarily to the Company's leased facilities and insurance requirements. The collateralized cash is held in restricted cash on the Company's condensed consolidated balance sheets.
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
On September 16, 2022, the Company, entered into a Loan and Security Agreement (the “Loan Agreement”) among the Company and its wholly owned subsidiary Fullstack Academy, LLC, a Delaware limited liability company (“Fullstack”), as borrowers, and Calla Lily Holdings LLC, a Delaware limited liability company, as the lender (the “Lender”). The Loan Agreement provides for a revolving line of credit in the aggregate principal amount of $5.0 million (the “Revolving Line”), maturing on January 14, 2023, for which the Company to borrow against from time to time as needed to fund operations. No amounts were borrowed on the Loan Agreement as of September 30, 2022.
Subject to the terms of Loan Agreement, the Revolving Line has an interest rate per annum equal to 14.5%, payable monthly. Any amounts outstanding on the Revolving Line are due at maturity. At maturity, the Company will also pay a fee equal to 5.0% per annum of the average unused portion of the Revolving Line. The Loan Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants), and indemnification provisions in favor of the Lender as well as customary events of default, including payment defaults, breach of representations and warranties, and covenant defaults. The obligations of the Company and Fullstack as borrowers under the Loan agreement are secured by a first priority security interest in substantially all tangible and intangible personal property of each of the Company and Fullstack.
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
Future Contractual Obligations
As of September 30, 2022, we had future contractual obligations relating to operating lease obligations in the amount of $27.4 million, of which approximately $1.1 million was payable during the remainder of 2022. Subsequent to quarter end, the Company entered into a lease termination agreement with the landlord of the Company's facility in New York. For additional information on the lease termination, see Note 9, “Lease Obligations.”
We also had contractual obligations in the amount of $0.4 million, of which an immaterial amount is payable during the remainder of 2022. These obligations include agreements with vendors in the areas of software, telephony, licensing fees, consulting, marketing, among others.
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
Despite our investment risk mitigation strategies, we may incur investment losses as a result of unusual and unpredictable market developments, and we may experience reduced investment earnings if the yields on investments that are deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
We have no derivative financial instruments or derivative commodity instruments.
Interest Rate Risk
To the extent we borrow funds, we would be subject to fluctuations in interest rates. As of September 30, 2022, we had $2.8 million in long-term notes payable.

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
Our future investment income may fall short of expectations due to changes in interest rates. At September 30, 2022, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair value or cash flows related to interest earned on our cash, cash equivalents or investments.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting, during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2022, we had combined cash and cash equivalents of $3.1 million, compared with combined cash and cash equivalents of $28.3 million as of December 31, 2021. We had negative cash flows from operations of $15.4 million for the fiscal year 2021, and negative cash flows from operations of $72.7 million for the nine months ended September 30, 2022.
Global Campus incurred higher costs in their fourth quarter (the Company's second quarter) than the Company previously budgeted. During June 2022, Global Campus advised the Company that Global Campus received a notice from the Department of Defense that they were placed on probation which would preclude them from enrolling new military students, pending completion of a comprehensive review. Additionally, there were communications from the Department of Defense to current Global Campus students cautioning them to consider leaving the University. We were advised by Global Campus that this matter should be resolved in a timely manner, however, it became apparent over the following weeks that these prolonged actions were having a negative impact on the University's revenue and therefore a negative impact on the Company's financial outlook. As a result, the Company entered into a new agreement with Global Campus, effective on July 31, 2022, which allowed Global Campus to acquire the business previously used to provide services to Global Campus. For additional information, see Note 1, “Nature of Business.”
We will continue to support the continued growth and expansion of our Fullstack subsidiary and simultaneously explore strategic alternatives for that business. Our ability to continue as a going concern is dependent on us generating cash from operations and availability to other funding sources. Due to our negative cash flows from operations and projected future negative cash flows from operations, substantial doubt exists about our ability to continue as a going concern for the twelve months following the issuance of these condensed consolidated financial statements. Management plans to cover any shortfall from operations by selling the Fullstack subsidiary or obtaining debt financing. However, there can be no assurance the Company will be successful in the efforts to sell Fullstack.
Risks Related to the Dissolution
We cannot assure you as to the amount of distributions, if any, to be made to our stockholders under our Plan of Dissolution.
On October 25, 2022, the Company held a Special Meeting of Stockholders (the “Special Meeting”) at which votes were cast to approve the voluntary liquidation and dissolution of the Company pursuant to the Plan of Dissolution (the “Plan of Dissolution”) which authorizes the Company to liquidate and dissolve the Company in accordance with the Plan of Dissolution.
We intend to use the dissolution process under Delaware law to liquidate our remaining assets, settle claims and, if available, make liquidating distributions of cash or other property to our stockholders. However, our dissolution and the liquidation of our remaining assets will be subject to uncertainties, and it is possible that there will be no additional liquidating distribution made to our stockholders.

We intend to rely on the “safe harbor” procedures under Sections 280 and 281(a) of the DGCL to, among other things, obtain an order from the Delaware Court of Chancery establishing the amount and form of security for pending claims for which the Company is a party, contingent or unmatured contract claims for which the holder declined the Company’s offer of a security, and unknown claims that, based on facts known to the Company, are likely to arise or become known within five years filing of the Certificate of Dissolution (or such longer period of time, not to exceed ten years, as the Delaware Court of Chancery may determine) (the “Court Order”), and pay or make reasonable provision for our uncontested known claims and expenses and establish reserves for other claims as required by the Court Order and the DGCL. We expect to distribute all of our remaining assets in excess of the amount to be used by us to pay claims and fund the reserves required by the Court Order and pay our operating expenses through the completion of the dissolution and winding-up process to our stockholders. The Court Order will reflect the Delaware Court of Chancery’s own determination as to the amount and form of security reasonably likely to be sufficient to provide compensation for all known, contingent and potential future claims against us. There can be no assurances that the Delaware Court of Chancery will not require us to withhold additional amounts in excess of the amounts that we believe are sufficient to satisfy our potential claims and liabilities. Accordingly, stockholders may not receive any distributions of our remaining assets for a substantial period of time.
In addition, there are numerous factors that could impact the amount of the reserves to be determined by the Court Order, and consequently the amount of cash initially available for distribution, if any, to our stockholders following the effective time of the Dissolution, including without limitation:
•whether any potential liabilities are resolved prior to the filing of the Certificate of Dissolution;
•whether any claim is resolved or barred pursuant to Section 280 of the DGCL;
•unanticipated costs relating to the defense, satisfaction or settlement of existing or future lawsuits or other claims threatened against us;
•whether unforeseen claims are asserted against us, in which case we would have to defend or resolve such claims and/or be required to establish additional reserves to provide for such claims; and
•whether any of the expenses incurred in the winding-up process, including expenses of required personnel and other operating expenses (including legal, accounting and other professional fees) necessary to dissolve and liquidate the Company, are more or less than our estimates.
Further, the amount of any distributable proceeds and our ability to make distributions to our stockholders depends on our ability to execute our monetization strategy, which is subject to significant risks and uncertainties.
In addition, as we wind down, we will continue to incur expenses from operations, such as operating costs, salaries, rental payments, directors’ and officers’ insurance, payroll and local taxes; and other legal, accounting and financial advisory fees, which will reduce any amounts available for distribution to our stockholders.
As a result of these and other factors, we cannot assure you as to any amounts to be distributed to our stockholders in dissolution.
Liquidating distributions to stockholders could be substantially reduced and/or delayed due to uncertainty regarding the resolution of certain potential tax claims, litigation matters and other unresolved contingent liabilities of the Company.
Whether any remaining assets or cash of the Company can be used to make liquidating distributions to stockholders would depend on whether claims for which we have set aside reserves are resolved or satisfied at amounts less than such reserves and whether a need has arisen to establish additional reserves. We cannot assure stockholders that our liabilities can be resolved for less than the amounts we have reserved, or that unknown liabilities that have not been accounted for will not arise. As a result, we may continue to hold back funds and delay additional liquidating distributions to stockholders. It is important for us to retain sufficient funds to pay the expenses and liabilities actually owed to our creditors, because under the DGCL, if the we fail to do so, each stockholder could be held liable for the repayment to creditors, out of the amounts previously distributed to such stockholder in the Dissolution from us or from any liquidating trust or trusts, of such stockholder’s pro rata share of such excess (up to the full amount actually received by such stockholder in Dissolution).

We cannot predict the timing of the distributions to stockholders.
Under the DGCL, before a dissolved corporation may make any distribution to its stockholders, it must pay or make reasonable provision to pay all of its claims and obligations, including all contingent, conditional or unmatured contractual claims known to the corporation. The precise amount and timing of any distributions to our stockholders will depend on and could be delayed or diminished due to many factors, including without limitation:
•whether a claim is resolved for more than the amount of reserve established for such claim pursuant to the Court Order;
•whether we are unable to resolve claims with creditors or other third parties, or if such resolutions take longer than expected;
•whether a creditor or other third party seeks an injunction against the making of additional distributions to stockholders on the basis that the amounts to be distributed are needed to satisfy our liabilities or other obligations to the extent not previously reserved for;
•whether due to new facts and developments, a new claim, as the Board reasonably determines, requires additional funds to be reserved for its satisfaction; and
•whether the expenses we incur in the winding-up process, including expenses of personnel required and other operating expenses (including legal, accounting and other professional fees), necessary to dissolve and liquidate the Company are more than anticipated.
As a result of these and other factors, it might take significant time to resolve these matters, and as a result we are unable to predict the timing of distributions, if any are made, to our stockholders.
The Dissolution pursuant to the Plan of Dissolution may be disrupted and adversely impacted by the effects of natural disasters, political crises, public health crises, and other events outside of our control.
Natural disasters, such as adverse weather, fires, earthquakes, power shortages and outages, political crises, such as terrorism, war, political instability, or other conflict, criminal activities, public health crises, such as COVID-19 and disease epidemics and pandemics, and other disruptions or events outside of our control could negatively affect our operations and the operations of entities in which we invest in. Any of these events may cause a delay in our targeted timing to file the Certificate of Dissolution with the Secretary of State of the State of Delaware. In addition, as discussed below under the heading “Risks Related to the Dissolution - The amount of cash available to distribute to our stockholders depends on our ability to successfully execute our monetization strategy and dispose of all or substantially all of our assets”, COVID-19 may materially impact the amount of cash or value of other non-cash assets available to distribute to our stockholders, including the amounts we may receive upon the disposition of all or substantially all of our assets.
The amount of cash available to distribute to our stockholders depends on our ability to successfully execute our monetization strategy and dispose of all or substantially all of our assets.
Our efforts to enhance stockholder value through our monetization strategy may not be successful, which would significantly reduce, or eliminate, the cash or value of other non-cash assets available for distribution to our stockholders. We cannot assure you that our efforts to enhance stockholder value through the conduct of our monetization strategy will succeed. There will be risks associated with any potential transactions, including whether we will attract potential acquirers for the Company, its assets or its remaining operating subsidiary or business, and whether offers made by such potential acquirors, if any, will be at valuations that we deem reasonable. Moreover, we are not able to predict how long it will take to implement our monetization strategy, the delay of which may impact the timing of the Dissolution. The timing and terms of any transaction in furtherance of our monetization strategy will depend on a variety of factors, many of which are beyond our control. A delay in, or failure to complete, any such transaction could have a material effect on our stock price and the amount of any potential distributions to our stockholders.
In addition, our ability to successfully complete our monetization strategy could be materially negatively affected by economic conditions generally, both in the United States and elsewhere around the world, including public health risks such as COVID-19. We are exploring and evaluating potential transactions, the success or timing of which may be impacted by further COVID-19 variants and/or a general economic slowdown or recession. In order to successfully monetize our assets, we must identify and complete one or more transactions with third parties. Even if we are able to identify potential transactions in furtherance of our monetization strategy, such buyers may be operationally constrained or unable to locate financing on attractive terms or at all, which risk may be heightened due to the uncertainty of COVID-19 and its impact and/or a general economic slowdown or recession. Additionally, if financing is unavailable to potential buyers of our Company or assets, or if potential buyers are unwilling to engage in various transactions due to the uncertainty in the market or rising interest rates, our ability to complete such acquisition would be significantly impaired.
Any negative impact on such third parties due to any of the foregoing events could cause costly delays and have a material adverse effect on our ability to return value to our stockholders, including our ability to realize full value from a sale or other disposition of our assets as part of our monetization strategy. Any such negative impacts could also reduce the amount of cash or other property we are able to distribute to our shareholders.
Our stockholders may be liable to our creditors for part or all of the amount received from us in our liquidating distributions if reserves are inadequate.
If the Dissolution becomes effective, we may establish a contingency reserve designed to satisfy any additional claims and obligations that may arise. Any contingency reserve may not be adequate to cover all of our claims and obligations. Under the DGCL, if we fail to create an adequate contingency reserve for payment of our expenses, claims and obligations, each stockholder could be held liable for payment to our creditors for claims brought during the three-year period after we file the Certificate of Dissolution with the Secretary of State, up to the lesser of (i) such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve and (ii) the amounts previously received by such stockholder in dissolution from us and from any liquidating trust or trusts. Accordingly, in such event, a stockholder could be required to return part or all of the distributions previously made to such stockholder in Dissolution, and a stockholder could receive nothing from us under the Plan of Dissolution. Moreover, if a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amounts received could result in a situation in which such repayment does not result in a commensurate refund of such taxes paid.
The directors and officers of the Company will continue to receive benefits from the Company following the Dissolution.
Subsequent to the shareholder meeting held on October 25, 2022, it was determined that the directors of the company would no longer receive compensation for their roles on the board. Following the effective date of the Dissolution, we will continue to indemnify each of our current and former directors and officers to the extent permitted under the DGCL and the Company’s certificate of incorporation, bylaws and agreements as in effect at the time of the filing of the Certificate of Dissolution. In addition, we intend to maintain directors’ and officers’ insurance coverage throughout the wind down period.
We will continue to incur the expenses of complying with public company reporting requirements.
We have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act, even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, we currently intend, after the filing of the Certificate of Dissolution, to seek relief from the SEC from the reporting requirements under the Exchange Act. However, the SEC may not grant any such relief, in which case we would be required to continue to bear the expense of being a public reporting company.
Stockholders may not be able to recognize a loss for U.S. federal income tax purposes until they receive a final distribution from us.
Distributions made pursuant to the Plan of Dissolution are intended to be treated as received by a stockholder in exchange for the stockholder’s shares of our common stock. Accordingly, the amount of any such distribution allocable to a block of shares of our common stock owned by a U.S. stockholder will reduce the stockholder’s tax basis in such shares, but not below zero. Any excess amount allocable to such shares will be taxable as capital gain. Such gain generally will be taxable as long-term capital gain if the shares have been held for more than one year. Any tax basis remaining in a share of our common stock following the final liquidating distribution by the Company will be treated as a capital loss. The deductibility of capital losses is subject to limitations. You should consult your tax advisor as to the particular tax consequences of the Dissolution to you, including the applicability of any U.S. federal, state, local and non-U.S. tax laws.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 21, 2022, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (Loss); (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOVIO INC

November 21, 2022	/s/ KEVIN ROYAL
Kevin Royal Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)